Form 10-Q
period 1996-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1996-05-15
CIK 1006424

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from               to
                                                -------------    ------------

                         Commission File Number 0-28312
- - -----------------------------------------------------------------------------
                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
             (Exact name of registrant as specified in its charter)

                                             Texas                                                   71-0785261
- - ------------------------------------------------------------------------------                ----------------------
                (State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer
                                                                                              Identification Number)


                          200 West Stephenson
                           Harrison, Arkansas                                                         72601
- - ------------------------------------------------------------------------------                ----------------------
                (Address of principal executive office)                                             (Zip Code)

                                (501) 741-7641
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes        No  X
                                               ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 1996, there were issued and outstanding 5,153,751 shares of the Registrant's Common Stock, par value $.01 per share.

                       FIRST FEDERAL BANK OF ARKANSAS, FA

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I.          FINANCIAL INFORMATION
- - -------          ---------------------


Item 1.          Consolidated Financial Statements

                 Consolidated Statements of Financial Condition
                 (As of March 31, 1996 (unaudited) and December 31, 1995)                   1

                 Consolidated Statements of Income for the three months
                 ended March 31, 1996 (unaudited) and 1995 (unaudited)                      2

                 Consolidated Statements of Cash Flows for the three
                 months ended March 31, 1996 (unaudited) and 1995 (unaudited)               3

                 Notes to Unaudited Consolidated Financial Statements                       5

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                      6


PART II.         OTHER INFORMATION
- - --------         -----------------


Item 1.          Legal Proceedings                                                          9
Item 2.          Changes in Securities                                                      9
Item 3.          Defaults Upon Senior Securities                                            9
Item 4.          Submission of Matters to a Vote of Security Holders                        9
Item 5.          Other Information                                                          9
Item 6.          Exhibits and Reports on Form 8-K                                           9

SIGNATURES

                       FIRST FEDERAL BANK OF ARKANSAS, FA
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                           March 31,          December 31,
                              ASSETS                                         1996                 1995
                                                                         ------------         -----------
                                                                          (Unaudited)
 Cash and cash equivalents                                               $ 12,897,316        $  8,845,462
 Investment securities:
  Available for sale                                                          262,911             257,514
  Held to maturity                                                         93,998,411          96,053,665
 Federal Home Loan Bank stock                                               2,895,900           2,821,100
 Loans receivable, net of allowances                                      348,391,268         339,504,977
 Accrued interest receivable                                                3,538,843           3,477,252
 Real estate acquired in settlement of loans, net                             150,604             233,572
 Office properties and equipment, net                                       3,214,507           2,993,414
 Prepaid expenses and other assets                                            751,394             292,237
                                                                          -----------         -----------
      TOTAL ASSETS                                                       $466,101,154        $454,479,193
                                                                          ===========         ===========

                      LIABILITIES AND EQUITY

 LIABILITIES:
 Deposits                                                                $427,384,145        $417,228,610
 Advance payments by borrowers for
  taxes and insurance                                                         752,359             746,190
 Other liabilities                                                          1,709,815           1,195,807
                                                                          -----------         -----------

      TOTAL LIABILITIES                                                   429,846,319         419,170,607
                                                                          -----------         -----------

 EQUITY:
  Retained earnings-substantially restricted                               36,100,072          35,157,153
  Unrealized gain-investment securities
    available for sale, net of income taxes                                   154,763             151,433
                                                                          -----------         -----------
      Total equity                                                         36,254,835          35,308,586
                                                                          -----------         -----------

      TOTAL LIABILITIES AND EQUITY                                       $466,101,154        $454,479,193
                                                                          ===========         ===========

The accompanying notes are an integral part of this statement.

                       FIRST FEDERAL BANK OF ARKANSAS, FA
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                          Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                         1996              1995
                                                                      ----------       -----------
 Interest income:
   Loans receivable                                                   $7,244,938        $5,893,382
   Investment securities                                               1,367,561         1,690,240
   Mortgage-backed securities                                              6,259           228,499
   Other                                                                  85,555            72,114
                                                                      ----------        ----------
       Total interest income                                           8,704,313         7,884,235

 Interest expense - Deposits                                           5,702,246         4,862,604
                                                                      ----------        ----------
       Net interest income before provision                            3,002,067         3,021,631
        for loan losses
 Provision for loan losses                                                     0             6,000
                                                                      ----------        ----------
       Net interest income after provision
        for loan losses                                                3,002,067         3,015,631
                                                                      ----------        ----------

 Noninterest income:
   Gain on sales of investment securities                                    845               447
   Deposit fee income                                                    178,379           173,105
   Other                                                                 111,506            90,309
                                                                      ----------        ----------
       Total other income                                                290,730           263,861
                                                                      ----------        ----------

 Noninterest expenses:
   Salaries and employee benefits                                        971,355           889,286
   Net occupancy expense                                                 161,637           154,008
   Federal insurance premiums                                            236,043           225,554
   Provision for real estate losses                                            0                 0
   Data processing                                                       178,827           151,042
   Postage and supplies                                                   80,723            70,761
   Other                                                                 240,879           218,880
                                                                      ----------        ----------
       Total other expenses                                            1,869,464         1,709,531
                                                                      ----------        ----------

 Income before income taxes                                            1,423,333         1,569,961
 Provision for income taxes                                              480,414           477,397
                                                                      ----------        ----------
 Net income                                                           $  942,919        $1,092,564
                                                                      ==========        ==========

The accompanying notes are an integral part of this statement.

                       FIRST FEDERAL BANK OF ARKANSAS, FA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                    --------------------------------------
                                                                         1996                     1995
                                                                    -------------              -----------
 OPERATING ACTIVITIES
  Net income                                                         $    942,919              $ 1,092,564
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Provision for loan losses                                                0                    6,000
       Deferred tax provision (benefit)                                    59,954                    7,936
       Gain on sale of real estate owned                                   (1,315)                  (5,822)
       Depreciation                                                        96,190                  100,625
       Accretion of deferred loan fees                                   (197,785)                 (94,976)
       Changes in operating assets & liabilities:
          Accrued interest receivable                                     (61,591)                 377,504
          Prepaid expenses & other assets                                (459,157)                (115,686)
          Other liabilities                                               451,987                  541,527
      Net cash provided by operating activities:                          831,202                1,909,672
                                                                       ----------               ----------

 INVESTING ACTIVITIES
   Purchases of investment securities                                 (13,064,800)              (1,066,000)
   Proceeds from maturities of investment
    securities                                                         15,045,254                7,146,047
   Loan originations, net of repayments                                (8,688,506)              (9,893,772)
   Proceeds from sales of real estate owned                                84,283                  117,000
   Purchases of office properties & equipment                            (317,283)                (112,927)
                                                                       ----------               ----------
      Net cash used by investing activities                            (6,941,052)              (3,809,652)
                                                                       ----------               ----------

 FINANCING ACTIVITIES
   Net increase in deposits                                            10,155,535                5,452,837
   Increase in advance payments by borrowers
    for taxes & insurance                                                   6,169                  116,202
                                                                       ----------               ----------
      Net cash provided by financing activities                        10,161,704                5,569,039
                                                                       ----------               ----------

 Net increase (decrease) in cash and
  cash equivalents                                                      4,051,854                3,669,059
 Cash and cash equivalents:
   Beginning of year                                                    8,845,462                8,279,513
                                                                       ----------               ----------
   End of year                                                       $ 12,897,316              $11,948,572
                                                                       ==========               ==========


                                                                     (Continued)

                       FIRST FEDERAL BANK OF ARKANSAS, FA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                   ---------------------------------------
                                                                       1996                       1995
                                                                   -------------              ------------
 Supplemental disclosures of cash flow
  information:
   Cash paid for:
     Interest on deposits                                             $5,699,009                $4,826,260
                                                                       =========                 =========
     Income taxes                                                     $        0                $        0
                                                                       =========                 =========

 Supplemental schedule of noncash investing
  activities:
    Real estate acquired in settlement of loans                       $        0                $   70,848
                                                                       =========                 =========
    Loans to facilitate sales of real estate owned                    $   54,000                $  108,200
                                                                       =========                 =========
    Change in unrealized gains                                        $    3,330                $   19,028
                                                                       =========                 =========


                                                                     (Concluded)




The accompanying notes are an integral part of this statement.

                       FIRST FEDERAL BANK OF ARKANSAS, FA

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

First Federal Bancshares of Arkansas, Inc. (the "Corporation") was incorporated under Texas law in January 1996 by First Federal Bank of Arkansas, FA (the "Association") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the issuance of the Association's stock to the Corporation, and the offer and sale of the Corporation's common stock by the Corporation (the "Conversion"). Upon consummation of the Conversion on May 3, 1996, the Corporation became the unitary holding company for the Association. For purposes of this Form 10-Q, the financial statements and management's discussion and analysis of financial condition and results of operations are presented for the Association since the Corporation was not active during any of the periods presented. No pro forma effect has been given to the sale of the Corporation's common stock in the Conversion.

The accompanying unaudited consolidated financial statements of the Association have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995, contained in the Corporation's prospectus dated March 22, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         At March 31, 1996, the Association's assets amounted to $466.1 million as compared to $454.5 million at December 31, 1995. The $11.6 million or 2.6% increase was primarily due to an increase of $8.9 million in loans receivable, net. Liabilities increased $10.7 million or 2.5% to $429.8 million at March 31, 1996 compared to $419.2 million at December 31, 1995 primarily as a result of a $10.2 million increase in deposits. The funds from the deposit inflow were primarily used to originate loans. Retained earnings amounted to $36.3 million or 7.8% of total assets at March 31, 1996 compared to $35.3 million or 7.8% of total assets at December 31, 1995. The increase in retained earnings during the three month period was due to the continued profitable operations of the Association.

RESULTS OF OPERATIONS

         GENERAL. The Association reported net income of $943,000 during the three months ended March 31, 1996 compared to $1.1 million for the same period in 1995. The decrease in net income of $150,000 or 13.7% was primarily due to an increase in total other expenses.

         NET INTEREST INCOME. Net interest income remained stable during the three months ended March 31, 1996 compared to the same period in 1995 as the decrease in the interest rate spread to 2.38% from 2.62% was substantially offset by an increase in the ratio of interest-earning assets to interest-bearing liabilities to 106.2% from 105.7%.

         INTEREST INCOME. Interest income increased $820,000 or 10.4% to $8.7 million for the three months ended March 31, 1996 compared to the same period in 1995. Such increase was due primarily to an increase in the average outstanding balance of loans receivable which was partially offset by a decrease in the average outstanding balance of investment and mortgage-backed securities. The increase in the average outstanding balance of loans was primarily due to increased loan demand. The decrease in the average outstanding balance of mortgage-backed and investment securities was due to sales and maturities of such assets and payments and prepayments of the mortgages underlying mortgage-backed securities.

         INTEREST EXPENSE. Interest expense increased $840,000 or 17.3% to $5.7 million for the three months ended March 31, 1996 compared to the same period in 1995. Such increase was due to an increase in the average rate paid on deposits to 5.43% for the same period compared to 4.91% for the 1995 period. To a lesser extent, such increase was also due to an increase in the average outstanding balance of deposits.

         NONINTEREST INCOME. Noninterest income increased $27,000 or 10.2% during the three months ended March 31, 1996 compared to the same period in 1995 primarily as a result of an increase in other miscellaneous income.

         NONINTEREST EXPENSES. Noninterest expenses increased $160,000 or 9.4% to $1.9 million for the three months ended March 31, 1996 compared to the same period in 1995 primarily as a result of an increase in salaries and employee benefits. The increase in salaries and employee benefits was due to normal merit increases as well as increases in personnel.

         INCOME TAXES. The provision for income taxes amounted to $480,000 and $477,000 for the three months ended March 31, 1996 and 1995, respectively, resulting in effective tax rates of 33.8% and 30.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Association's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Association's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, maturities of investment securities, mortgage-backed securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Association invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Association has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Association may borrow from the FHLB of Dallas. At March 31, 1996, the Association did not have any outstanding advances from the FHLB of Dallas.

         As of March 31, 1996, the Association's regulatory capital was well in excess of all applicable regulatory requirements. At March 31, 1996, the Association's tangible, core and risk-based capital ratios amounted to 7.75%, 7.75% and 15.59%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

PROPOSED DEPOSIT INSURANCE PREMIUMS

         The deposits of the Association are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status in contrast to the SAIF and the FDIC recently reduced the average deposit insurance premium paid by BIF-insured commercial banks to a level substantially below the average premium paid by SAIF-insured institutions.

         In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with the semiannual premium assessment on January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category). Accordingly, in the absence of further legislative action, until the SAIF attains a reserve ratio of 1.25% of insured deposits, SAIF members such as the Association will be competitively disadvantaged as compared to commercial banks due to this premium differential. It is anticipated that, under present conditions, it will be at least several years before the SAIF reaches a reserve ratio of 1.25% of insured deposits.

         The U.S. House of Representatives and Senate had actively considered legislation which would have eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation had been, for some time, included as part of a fiscal 1996 federal budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. In light of the legislation's elimination and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Association.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                                    PART II


Item 1.          Legal Proceedings

                 Neither the Corporation nor the Association is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.          Changes in Securities

                 Not applicable.

Item 3.          Defaults Upon Senior Securities

                 Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders

                 Not applicable.

Item 5.          Other Information

                 None.

Item 6.          Exhibits and Reports on Form 8-K

                 None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



Date: May 14, 1996           By: /s/Larry J. Brandt
                                 -------------------------------------
                                 Larry J. Brandt
                                 President



Date: May 14, 1996           By: /s/Tommy W. Richardson
                                 -------------------------------------
                                 Tommy W. Richardson
                                 Chief Financial Officer