Form 10-Q
period 1996-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1996-08-09
CIK 1006424

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

                                       OR

       / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission File Number 0-28312

                    FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                  Texas                                         71-0785261
 ----------------------------------------------------------                ---------------------
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer
                                                                            Identification Number)


             200 West Stephenson
              Harrison, Arkansas                                                    72601
- ----------------------------------------------                               -------------------
   (address of principal executive office)                                       (Zip Code)

                                (501) 741-7641
               --------------------------------------------------
              (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 5, 1996, there were issued and outstanding 5,153,751 shares of the Registrant's Common Stock, par value $.01 per share.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                               TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I.       FINANCIAL INFORMATION
- -------       ---------------------


Item 1.       Consolidated Financial Statements

              Consolidated Statements of Financial Condition
              (As of June 30, 1996 (unaudited) and December 31, 1995)                                      1

              Consolidated Statements of Income for the three and six months
              ended June 30, 1996 (unaudited) and 1995 (unaudited)                                         2

              Consolidated Statements of Cash Flows for the six
              months ended June 30, 1996 (unaudited) and 1995 (unaudited)                                  3

              Notes to Unaudited Consolidated Financial Statements                                         5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                        6


PART II.      OTHER INFORMATION
- --------      -----------------


Item 1.       Legal Proceedings                                                                           10
Item 2.       Changes in Securities                                                                       10
Item 3.       Defaults Upon Senior Securities                                                             10
Item 4.       Submission of Matters to a Vote of Security Holders                                         10
Item 5.       Other Information                                                                           10
Item 6.       Exhibits and Reports on Form 8-K                                                            10

SIGNATURES

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)



                                                                          June 30,            December 31,
 ASSETS                                                                     1996                 1995
                                                                       --------------       ---------------
                                                                         (Unaudited)
 Cash and cash equivalents                                                 $ 13,824            $  8,845
 Investment securities:
  Available for sale                                                            264                 258
  Held to maturity                                                          110,973              96,054
 Federal Home Loan Bank stock                                                 2,938               2,821
 Loans receivable, net                                                      369,161             339,505
 Accrued interest receivable                                                  3,839               3,477
 Real estate acquired in settlement of loans, net                               151                 234
 Office properties and equipment, net                                         3,219               2,993
 Prepaid expenses and other assets                                              570                 292
                                                                           --------            --------
      TOTAL ASSETS                                                         $504,939            $454,479
                                                                            =======             =======


 LIABILITIES AND STOCKHOLDERS' EQUITY


 LIABILITIES:

 Deposits                                                                  $419,611            $417,229
 Advance payments by borrowers for
  taxes and insurance                                                           410                 746
 Income taxes payable                                                           109                  --
 Other liabilities                                                            1,378               1,196
                                                                           --------            --------

      Total Liabilities                                                     421,508             419,171
                                                                            -------             -------

 STOCKHOLDERS' EQUITY:

  Preferred Stock, no par value, 5,000,000 shares
   authorized, none issued and outstanding
 Common Stock, $.01 par value, 20,000,000 shares
   authorized, 5,153,751 shares issued and
   outstanding as of June 30, 1996                                               52                  --
 Additional paid-in capital                                                  49,872                  --
 Common Stock acquired by ESOP                                               (4,056)                 --
 Retained earnings-substantially restricted                                  37,408              35,157
 Unrealized gain-investment securities
   available for sale, net of income taxes                                      155                 151
                                                                           --------            --------
      Total stockholders' equity                                             83,431              35,308
                                                                           --------            --------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                               $504,939            $454,479
                                                                            =======             =======

The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Earnings Per Share)
                                  (Unaudited)

                                                         Three Months Ended                Six Months Ended
                                                             June 30,                           June 30,
                                                    ----------------------------      --------------------------
                                                        1996             1995              1996          1995
                                                    -----------       ----------      ------------   -----------
 Interest income:

   Loans receivable                                    $7,427           $6,194           $14,673       $12,088
   Investment securities                                1,589            1,655             2,956         3,345
   Mortgage-backed securities                               6              221                12           450
   Other                                                  210               84               296           156
                                                       ------           ------           -------        ------
       Total interest income                            9,232            8,154            17,937        16,039
                                                       ------           ------           -------       -------



 Interest Expense:
   Deposits                                             5,557            5,377            11,260        10,240
   Other                                                   35               --                35            --
                                                       ------           ------            ------        ------
       Total interest expense                           5,592            5,377            11,295        10,240
                                                       ------           ------            ------        ------
 Net interest income before
  provision for loan losses                             3,640            2,777             6,642         5,799
 Provision for loan losses                                 --                2                --             8
                                                      -------          -------            ------        ------
 Net interest income after
  provision for loan losses                             3,640            2,775             6,642         5,791
                                                      -------          -------            ------         -----


 Noninterest income:
   Gain on sales of investment
     securities                                            --                3                 1             4
   Deposit fee income                                     197              178               375           351
   Other                                                  114               98               225           188
                                                       ------            -----            ------       -------
       Total noninterest income                           311              279               601           543
                                                       ------            -----            ------        ------


 Noninterest expenses:
   Salaries and employee benefits                       1,029              851             2,000         1,740
   Net occupancy expense                                  163              147               326           301
   Federal insurance premiums                             238              225               473           451
   Data processing                                        189              149               368           300
   Postage and supplies                                    73               65               153           136
   Other                                                  259              231               500           450
                                                       ------           ------            ------        ------
       Total noninterest expenses                       1,951            1,668             3,820         3,378
                                                       ------           ------            ------        ------


 Income before income taxes                             2,000            1,386             3,423         2,956
 Provision for income taxes                               692              458             1,172           935
                                                       ------           ------            ------         -----
 Net income                                           $ 1,308          $   928           $ 2,251       $ 2,021
                                                       ======           ======            ======        ======
 Earnings per share                                   $  0.28              N/A           $  0.47           N/A
                                                       ======                             ======

The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                            Six Months Ended June 30,
                                                                    ---------------------------------------
                                                                            1996                   1995
                                                                    ------------------      ---------------
                                                                                 (In Thousands)
 OPERATING ACTIVITIES:
  Net income                                                              $ 2,251                $ 2,021
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Provision for loan losses                                                   --                      8
   Deferred tax provision                                                     134                     28
   Gain on sale of real estate owned                                           (3)                   (11)
   Depreciation                                                               195                    197
   Accretion of deferred loan fees                                           (360)                  (191)
   Repayment of ESOP loan and related
    increase in share value                                                    91                     --
   Changes in operating assets & liabilities:
      Accrued interest receivable                                            (362)                   246
      Prepaid expenses & other assets                                        (277)                   (56)
      Other liabilities                                                       155                    276
                                                                           ------                 ------
      Net cash provided by operating activities                             1,824                  2,518
                                                                           ------                 ------


 INVESTING ACTIVITIES:
   Purchases of investment securities-(held to                            (38,085)                (7,611)
    maturity)

   Proceeds from maturities of investment
    securities-(held to maturity)                                          23,048                 19,442
   Loan originations, net of repayments                                   (29,296)               (22,031)
   Proceeds from sales of real estate owned                                    86                    117
   Purchases of office properties & equipment                                (421)                  (255)
                                                                          -------                -------
      Net cash used by investing activities                               (44,668)               (10,338)
                                                                          -------                -------



 FINANCING ACTIVITIES:
   Net increase in deposits                                                 2,382                  9,744
   Increase (decrease) in advance payments by
    borrowers for taxes & insurance                                          (336)                  (125)
   Increase from issuance of common stock, net
    of related expenses                                                    45,777                     --
                                                                           ------                 ------
      Net cash provided by financing activities                            47,823                  9,619
                                                                           ------                 ------


                                                                     (Continued)

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)




                                                                             Six Months Ended June 30,
                                                                      -------------------------------------
                                                                            1996                   1995
                                                                      ---------------        --------------
                                                                                 (In Thousands)
 Net increase in cash and
  cash equivalents                                                          4,979                  1,799
 CASH AND CASH EQUIVALENTS:
   Beginning of year                                                        8,845                  8,280
                                                                           ------                 ------
   End of year                                                            $13,824                $10,079
                                                                           ======                 ======


 SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
   Cash paid for:
     Interest on deposits                                                 $11,322                $10,175
                                                                           ======                 ======
     Income taxes                                                         $   874                $   786
                                                                           ======                 ======


 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Real estate acquired in settlement of loans                           $    --                $   128
                                                                           ======                 ======
    Loans to facilitate sales of real estate owned                        $    54                $   108
                                                                           ======                 ======
    Change in unrealized gains                                            $     4                $    35
                                                                           ======                 ======


                                                                     (Concluded)




The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

First Federal Bancshares of Arkansas, Inc. (the "Corporation") was incorporated under Texas law in January 1996 by First Federal Bank of Arkansas, FA (the "Bank") in connection with the conversion of the Bank from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the issuance of the Bank's stock to the Corporation, and the offer and sale of the Corporation's common stock by the Corporation (the "Conversion"). Upon consummation of the Conversion on May 3, 1996, the Corporation became the unitary holding company for the Bank. The financial statements for the periods prior to May 3, 1996 presented herein are those of the Bank prior to the Conversion.

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995, contained in the Corporation's prospectus dated March 22, 1996.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany items have been eliminated.

NOTE 3 - EARNINGS PER SHARE

The average number of common shares used to calculate earnings per share for the three and six months ended June 30, 1996 was 4,741,524 and 4,741,487, respectively. In addition, such calculations assume that the Corporation was a public company as of January 1, 1996. Earnings per share for the three and six months ended June 1995 is not applicable, as the Conversion was not completed until May 3, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

       At June 30, 1996, the Corporation's assets amounted to $505.0 million as compared to $454.5 million at December 31, 1995. The $50.5 million or 11.1% increase was primarily due to an increase of $29.7 million or 8.7% in loans receivable, net, a $14.9 million or 15.5% increase in investment securities held to maturity and a $5.0 million or 56.3% increase in cash and cash equivalents. Such increase in loans receivable, net, investment securities held to maturity and cash and cash equivalents were due to the deployment of net proceeds of $45.8 million resulting from the sale of 5,153,751 shares of the Corporation's common stock at a price of $10.00 per share. The Conversion was consummated on May 3, 1996. Liabilities increased $2.3 million or 0.6% to $421.5 million at June 30, 1996 compared to $419.2 million at December 31, 1995. Stockholders' equity amounted to $83.4 million or 16.5% of total assets at June 30, 1996 compared to $35.3 million or 7.8% of total assets at December 31, 1995. The increase in stockholders' equity during the six month period was due to the receipt of net Conversion proceeds and net income of $2.3 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

       GENERAL. The Corporation reported net income of $1.3 million during the three months ended June 30, 1996 compared to $928,000 for the same period in 1995. The increase of $380,000 or 40.9% in net income in the 1996 period compared to the same period in 1995 was due primarily to an increase in net interest income. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in net interest income of $863,000 or 31.1% was due to an increase in the ratio of interest-earning assets to interest-bearing liabilities to 111.1% for the 1996 period compared to 105.8% for the 1995 period. In addition, the Corporation's interest rate spread increased to 2.51% for the 1996 period compared to 2.32% for the 1995 period.

       INTEREST INCOME. Interest income amounted to $9.2 million for the three months ended June 30, 1996 compared to $8.2 million for the same period in 1995. The increase of $1.1 million or 13.2% was primarily due to an increase in the average balance of loans receivable. The increase in the average balance of loans receivable was due to continued loan demand and portfolio growth as well as the deployment of Conversion proceeds in such assets.

       INTEREST EXPENSE. Interest expense increased $215,000 or 4.0% to $5.6 million for the three months ended June 30, 1996 compared to $5.4 million for the same period in 1995. Such increase was primarily due to an increase in the average balance of deposits reflecting interest credited on deposits.

       NONINTEREST INCOME. Noninterest income amounted to $311,000 for the three months ended June 30, 1996 compared to $279,000 for the same period in 1995. The increase of $32,000 or 11.5% was due to an increase of $19,000 or 10.7% in deposit fee income and an increase of $16,000 or 16.3% in other miscellaneous income.

       NONINTEREST EXPENSE. Noninterest expenses increased $283,000 or 17.0% to $2.0 million for the three months ended June 30, 1996 compared to $1.7 million for the same period in 1995. Such increase was due primarily to an increase of $178,000 or 20.9% in salaries and employee benefits and a $40,000 or 26.8% increase in data processing. The increase in salaries and employee benefits was due to normal merit increases, an increase in employees and costs associated with the adoption of the Corporation's Employee Stock Ownership Plan. The increase in data processing was primarily due to an increase in the number of accounts.

       INCOME TAXES. Income taxes amounted to $692,000 and $458,000 for the three months ended June 30, 1996 and 1995, respectively, resulting in effective tax rates of 34.6% and 33.0%, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

       GENERAL. The Corporation reported net income of $2.3 million during the six months ended June 30, 1996 compared to $2.0 million for the same period in 1995. The increase of $230,000 or 11.4% in net income in the 1996 period compared to the same period in 1995 was due primarily to an increase in net interest income. The increase in net interest income of $843,000 or 14.5% was due to an increase in the ratio of interest-earning assets to interest-bearing liabilities to 109.2% for the 1996 period compared to 105.7% for the 1995 period. The Corporation's interest rate spread was 2.41% for the 1996 period compared to 2.47% for the 1995 period.

       INTEREST INCOME. Interest income amounted to $17.9 million for the six months ended June 30, 1996 compared to $16.0 million for the same period in 1995. The increase of $1.9 million or 11.8% was primarily due to an increase in the average balance of loans receivable. The increase in the average balance of loans receivable was due to continued loan demand and portfolio growth as well as the deployment of Conversion proceeds in such assets. The increase in interest income resulting from a higher average balance of loans was partially offset by a decrease in interest income on investment and mortgage-backed securities due to a decrease in the average balance of such securities. Such decrease was due to sales of mortgage-backed securities and payments and maturities of mortgage-backed and investment securities. The Corporation used such cash primarily to fund loan originations.

       INTEREST EXPENSE. Interest expense increased $1.1 million or 10.3% to $11.3 million for the six months ended June 30, 1996 compared to $10.2 million for the same period in 1995. Such increase was due to an increase in the average balance of deposits, reflecting interest credited on deposits, as well as an increase in the rate paid on such liabilities from 5.13% during the six months ended June 30, 1995 to 5.36% for the same period in 1996.

       NONINTEREST INCOME. Noninterest income amounted to $601,000 for the six months ended June 30, 1996 compared to $543,000 for the same period in 1995. The increase of $58,000 or 10.7% was due to an increase of $24,000 or 6.8% in deposit fee income and an increase of $37,000 or 19.7% in other miscellaneous income.

       NONINTEREST EXPENSE. Noninterest expenses increased $442,000 or 13.1% to $3.8 million for the six months ended June 30, 1996 compared to $3.4 million for the same period in 1995. Such increase was due primarily to an increase of $260,000 or 14.9% in salaries and employee benefits and a $68,000 or 22.7% increase in data processing. The increase in salaries and employee benefits was due to normal merit increases, an increase in employees and costs associated with the adoption of the Corporation's Employee Stock Ownership Plan. The increase in data processing was primarily due to an increase in the number of accounts.

       INCOME TAXES. Income taxes amounted to $1.2 million and $935,000 for the six months ended June 30, 1996 and 1995, respectively, resulting in effective tax rates of 34.2% and 31.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Corporation's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, maturities of investment securities, mortgage-backed securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Corporation invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Corporation has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Corporation may borrow from the Federal Home Loan Bank ("FHLB") of Dallas. At June 30, 1996, the Corporation did not have any outstanding advances from the FHLB of Dallas.

       As of June 30, 1996, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At June 30, 1996, the Bank's tangible, core and risk-based capital ratios amounted to 12.2%, 12.2% and 24.2%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

PROPOSED DEPOSIT INSURANCE PREMIUMS

       The deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status in contrast to the SAIF and the FDIC recently reduced the average deposit insurance premium paid by BIF-insured commercial banks to a level substantially below the average premium paid by SAIF-insured institutions.

       In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with the semiannual premium assessment on January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category). Accordingly, in the absence of further legislative action, until the SAIF attains a reserve ratio of 1.25% of insured deposits, SAIF members such as the Bank will be competitively disadvantaged as compared to commercial banks due to this premium differential. It is anticipated that, under present conditions, it will be at least several years before the SAIF reaches a reserve ratio of 1.25% of insured deposits.

       The U.S. House of Representatives and Senate had actively considered legislation which would have eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation had been, for some time, included as part of a fiscal 1996 federal budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. In light of the legislation's elimination and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Bank.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                                    PART II


Item 1.       Legal Proceedings

              Neither the Corporation nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

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



                                    FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



Date: August 7, 1996                By: /s/Larry J. Brandt
                                        ----------------------------------------
                                        Larry J. Brandt
                                        President



Date: August 7, 1996                By: /s/Tommy W. Richardson
                                        ----------------------------------------
                                        Tommy W. Richardson
                                        Chief Financial Officer