Form 10-Q
period 1996-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1996-11-01
CIK 1006424

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                          OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                        Commission File Number 0-28312

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Texas                                       71-0785261
---------------------------------------            ---------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                    Identification Number)


        200 West Stephenson
        Harrison, Arkansas                                     72601
---------------------------------------            ---------------------------
(Address of principal executive office)                      (Zip Code)


                                 (501) 741-7641
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1996, there were issued and outstanding 5,153,751 shares of the Registrant's Common Stock, par value $.01 per share.

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                              TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition
         (As of September 30, 1996 (unaudited) and December 31, 1995)        1

         Consolidated Statements of Operations for the three and nine months
         ended September 30, 1996 (unaudited) and 1995 (unaudited)           2

         Consolidated Statement of Stockholders' Equity for the nine
         months ended September 30, 1996 (unaudited)                         3

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1996 (unaudited) and 1995 (unaudited)    4

         Notes to Unaudited Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9


PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings                                                  13
Item 2.  Changes in Securities                                              13
Item 3.  Defaults Upon Senior Securities                                    13
Item 4.  Submission of Matters to a Vote of Security Holders                13
Item 5.  Other Information                                                  13
Item 6.  Exhibits and Reports on Form 8-K                                   13

SIGNATURES

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (IN THOUSANDS)


                                                September 30,     December 31,
ASSETS                                              1996              1995
                                                -------------     ------------
                                                 (Unaudited)

Cash and cash equivalents                          $  8,210         $  8,845
Investment securities:
   Available for sale                                   301              258
   Held to maturity                                 103,983           96,054
   Federal Home Loan Bank stock                       2,982            2,821
   Loans receivable, net                            385,000          339,505
   Accrued interest receivable                        3,896            3,477
   Real estate acquired in settlement of
     loans, net                                         184              234
   Office properties and equipment, net               3,564            2,993
   Prepaid expenses and other assets                  1,485              292
                                                   --------         --------
        TOTAL ASSETS                               $509,605         $454,479
                                                   --------         --------
                                                   --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                           $421,531         $417,229
Advance payments by borrowers for
 taxes and insurance                                    625              746
Income taxes payable                                     73               --
Other liabilities                                     4,037            1,196
                                                   --------         --------
     Total Liabilities                              426,266          419,171
                                                   --------         --------

STOCKHOLDERS' EQUITY:
 Preferred Stock, no par value, 5,000,000 shares
  authorized, none issued
 Common Stock, $.01 par value, 20,000,000 shares
  authorized, 5,153,751 shares issued and
  outstanding as of September 30, 1996                   52               --
 Additional paid-in capital                          49,913               --
 Common Stock acquired by ESOP                       (3,952)              --
 Retained earnings--substantially restricted          37,148           35,157
 Unrealized gain--investment securities
  available for sale, net of income taxes               178              151
                                                   --------         --------
     Total stockholders' equity                      83,339           35,308
                                                   --------         --------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $509,605         $454,479
                                                   --------         --------
                                                   --------         --------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Earnings Per Share)
                                     (Unaudited)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                        ------------------    -----------------
                                          1996      1995        1996     1995
                                         ------    ------      ------   ------

Interest income:
  Loans receivable                       $7,784    $6,562     $22,456   $18,650
  Investment securities                   1,729     1,538       4,685     4,883
  Mortgage-backed securities                  5       213          17       663
  Other                                      82        93         378       248
                                         ------    ------     -------   -------
    Total interest income                 9,600     8,406      27,536    24,444
                                         ------    ------     -------   -------

Interest Expense:
  Deposits                                5,556     5,596      16,815    15,836
  Other                                       0         0          35         0
                                         ------    ------     -------   -------
    Total interest expense                5,556     5,596      16,850    15,836
                                         ------    ------     -------   -------
Net interest income before
 provision for loan losses                4,044     2,810      10,686     8,608
Provision for loan losses                     0         0           0         8
                                         ------    ------     -------   -------
Net interest income after
 provision for loan losses                4,044     2,810      10,686     8,600
                                         ------    ------     -------   -------
Noninterest income:
  Gain on sales of investment
    securities                                0         0           1         4
  Deposit fee income                        189       183         565       534
  Other                                     118        96         342       284
                                         ------    ------     -------   -------
    Total noninterest income                307       279         908       822
                                         ------    ------     -------   -------
Noninterest expenses:
  Salaries and employee benefits          1,159       825       3,159     2,565
  Net occupancy expense                     170       153         495       454
  Federal insurance premiums                243       228         717       680
  SAIF special assessment                 2,611         0       2,611         0
  Provision for real estate losses            8         0           8         0
  Data processing                           187       158         555       458
  Postage and supplies                       65        57         218       192
  Other                                     295       227         795       676
                                         ------    ------     -------   -------
    Total noninterest expenses            4,738     1,648       8,558     5,025
                                         ------    ------     -------   -------
Income (loss) before income taxes          (387)    1,441       3,036     4,397
Provision (benefit) for income taxes       (127)      461       1,045     1,396
                                         ------    ------     -------   -------
Net income (loss)                        $ (260)   $  980     $ 1,991   $ 3,001
                                         ------    ------     -------   -------
                                         ------    ------     -------   -------
Earnings (loss) per share                $(0.05)      N/A     $  0.42       N/A
                                         ------               -------
                                         ------               -------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                               (In Thousands)





                                                                  Unrealized
                                                                   Gain on
                                                                  Investment
                                                Shares            Securities
                                    Additional Acquired           Available
                             Common  Paid-In    By The  Retained  For Sale,
                             Stock   Capital     ESOP   Earnings     Net      Total
                             ------ ---------- -------- --------- ----------  -----
Balance, December 31, 1995                              $35,157   $151        $35,308
Net income                                                1,991                 1,991

Proceeds from Issuance
   of 5,153,751 shares
   of common stock           $52     $49,848                                   49,900

Loan to Employee Stock
  Ownership Plan (ESOP)                          $(4,123)                     (4,123)

Repayment of ESOP loan
  and related increase
   in share value                         65         171                          236


Net change in unrealized
  gain on investment
  securities available
  for sale, net of
  income taxes                                                      27             27
                             ------ ---------- -------- --------- ----------- --------
Balance, September 30, 1996  $52    $49,913    $(3,952) $37,148   $178        $83,339

                                       3

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1996              1995
                                                ----------       -----------
                                                      (In Thousands)

OPERATING ACTIVITIES:
 Net income                                       $ 1,991          $ 3,001
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Provision for loan losses                            --                8
  Provision for REO losses                              8               --
  Deferred tax provision                               89                52
  Gain on sale of real estate owned                    (5)              (11)
  Depreciation                                        297               293
  Accretion of deferred loan fees                    (505)             (355)
  Repayment of ESOP loan and related
   increase in share value                            236                --
  Changes in operating assets & liabilities:
     Accrued interest receivable                     (419)              (68)
     Prepaid expenses & other assets               (1,193)              (91)
     Other liabilities                              2,809               979
                                                  -------           -------
     Net cash provided by operating activities      3,308             3,808
                                                  -------           -------

INVESTING ACTIVITIES:
  Purchases of investment securities--(held to
   maturity)                                      (40,129)          (13,205)
  Proceeds from maturities of investment
   securities--(held to maturity)                   32,038            31,377
  Loan originations, net of repayments            (45,030)          (38,402)
  Proceeds from sales of real estate owned             88               117
  Purchases of office properties & equipment         (868)             (283)
                                                  -------           -------
     Net cash used by investing activities        (53,901)          (20,396)
                                                  -------           -------
FINANCING ACTIVITIES:
  Net increase in deposits                          4,302            18,891
  Increase (decrease) in advance payments by
   borrowers for taxes & insurance                   (121)               19
  Increase from issuance of common stock, net
   of related expenses                             45,777                --
                                                  -------           -------
     Net cash provided by financing activities     49,958            18,910
                                                  -------           -------

                                                                   (Continued)

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1996              1995
                                                ----------       -----------
                                                      (In Thousands)

Net increase (decrease) in cash and
 cash equivalents                                    (635)            2,322
CASH AND CASH EQUIVALENTS:
  Beginning of period                               8,845             8,280
                                                  -------           -------
  End of period                                    $8,210           $10,602
                                                  -------           -------
                                                  -------           -------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                      $16,873           $15,759
                                                  -------           -------
                                                  -------           -------
    Income taxes                                  $ 1,724           $ 1,196
                                                  -------           -------
                                                  -------           -------

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
   Real estate acquired in settlement of loans    $    41           $   128
                                                  -------           -------
                                                  -------           -------
   Loans to facilitate sales of real
     estate owned                                 $    54           $   108
                                                  -------           -------
                                                  -------           -------
   Change in unrealized gains                     $    27           $    35
                                                  -------           -------
                                                  -------           -------

                                                                   (Concluded)

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

             Notes to Unaudited Consolidated Financial Statements

NOTE 1 -- BASIS OF PRESENTATION

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

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995, contained in the Corporation's prospectus dated March 22, 1996.

NOTE 2 -- PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany items have been eliminated.

NOTE 3 -- EARNINGS PER SHARE

The average number of common shares used to calculate earnings per share for the three and nine months ended September 30, 1996 was 4,748,228 and 4,743,751, respectively. In addition, such calculations assume that the Corporation was a public company as of January 1, 1996. Earnings per share for the three and nine months ended September 1995 is not applicable, as the Conversion was not completed until May 3, 1996.

NOTE 4 -- SECURITIES

Investment securities consisted of the following (in thousands of dollars):

                                                 September 30, 1996
                                              ------------------------
                                              Amortized          Fair
AVAILABLE FOR SALE                               Cost            Value
                                              ----------        ------

 FHLMC Preferred Stock                            $12             $301
                                                  ---             ----
    Total                                         $12             $301
                                                  ---             ----
                                                  ---             ----


                                                  September 30, 1996
                                              ------------------------
                                              Amortized          Fair
HELD TO MATURITY                                 Cost            Value
                                              ---------          ------

 U.S. Government and
    Agency Obligations                         $103,749         $102,931

 Mortgage-Backed Securities
     --FHLMC                                        234              242
                                               --------         --------
    Total                                      $103,983         $103,173
                                               --------         --------
                                               --------         --------

NOTE 5 -- LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands of dollars):

                                                        September 30, 1996
                                                        ------------------

First Mortgage Loans:
 One-to-four family residences                               $328,446
 Other properties                                              20,228
 Construction                                                  18,270
 Less:
   Unearned discounts                                          (1,277)
   Undisbursed loan funds                                      (8,238)
   Deferred loan fees, net                                     (3,092)
                                                             --------
     Total first mortgage loans                               354,337
                                                             --------
Consumer and other loans:
  Commercial loans                                              4,008
  Automobile                                                    7,628
  Consumer loans                                                4,097
  Home equity and second mortgage                              12,972
  Savings loans                                                 1,429
  Other                                                         1,608
  Add:
    Deferred loan costs                                           127
                                                             --------
      Total consumer and other loans                           31,869
                                                             --------
Allowance for losses                                           (1,206)
                                                             --------
    Loans receivable, net                                    $385,000
                                                             --------
                                                             --------

Non-accrual loans at September 30, 1996 (in thousands of dollars) were $563. All loans 90 days or more past due are reported as non-accrual.

A summary of the activity in the allowances for loan and real estate losses is as follows (in thousands of dollars):

                                                                    Real
                                                         Loans     Estate
                                                        --------   --------
Balance at December 31, 1995                             $1,228      $  --
 Provisions for estimated losses                             --          8
 Recoveries                                                   2         --
 Losses charged off                                         (24)        (8)
                                                         ------      -----
Balance at September 30, 1996                            $1,206      $  --
                                                         ------      -----
                                                         ------      -----

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    At September 30, 1996, the Corporation's assets amounted to $509.6 million as compared to $454.5 million at December 31, 1995. The $55.1 million or 12.1% increase was primarily due to an increase of $45.5 million or 13.4% in loans receivable, net, and a $7.9 million or 8.3% increase in investment securities held to maturity. Such increase in loans receivable, net and investment securities held to maturity were due to the deployment of net proceeds of $45.8 million resulting from the sale of 5,153,751 shares of the Corporation's common stock at a price of $10.00 per share. As discussed in Note 1 to the Notes to Unaudited Consolidated Financial Statements, the conversion was consummated on May 3, 1996. Liabilities increased $7.1 million or 1.7% to $426.3 million at September 30, 1996 compared to $419.2 million at December 31, 1995. Stockholders' equity amounted to $83.3 million or 16.4% of total assets at September 30, 1996 compared to $35.3 million or 7.8% of total assets at December 31, 1995. The increase in stockholders' equity during the nine month period was due to the receipt of net Conversion proceeds and net income of $2.0 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    GENERAL. The Corporation reported a net loss of $260,000 during the three months ended September 30, 1996 compared to net income of $980,000 for the same period in 1995. The decrease of $1.2 million in net income in the 1996 period compared to the same period in 1995 was due primarily to legislation passed by Congress to recapitalize the Savings Association Insurance Fund ("SAIF"). As a result of such legislation, the Corporation recorded a one-time pre-tax charge against third quarter earnings of $2.6 million with a $1.7 million after-tax affect. The comparative period decline was partially offset by an increase in net interest income. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in net interest income of $1.2 million or 43.9% was due to an increase in the ratio of interest-earning assets to interest-bearing liabilities to 117.3% for the 1996 period compared to 105.8% for the 1995 period. In addition, the Corporation's interest rate spread increased to 2.51% for the 1996 period compared to 2.30% for the 1995 period.

    INTEREST INCOME. Interest income amounted to $9.6 million for the three months ended September 30, 1996 compared to $8.4 million for the same period in 1995. The increase of $1.2 million or 14.2% was primarily due to an increase in the average balance of loans receivable. The increase in the average balance of loans receivable was due to continued loan demand and portfolio growth as well as the deployment of Conversion proceeds in such assets.

    INTEREST EXPENSE. Interest expense decreased $40,000 or .7% to $5.6 million for the three months ended September 30, 1996 compared to $5.6 million for the same period in 1995. Such decrease was primarily due to a decrease in the average rate paid on deposits.

    NONINTEREST INCOME. Noninterest income amounted to $307,000 for the three months ended September 30, 1996 compared to $279,000 for the same period in 1995. The increase of $28,000 or 10.0% was due to an increase of $6,000 or 3.3% in deposit fee income and an increase of $22,000 or 22.9% in other miscellaneous income.

    NONINTEREST EXPENSE. Noninterest expenses, excluding the SAIF special assessment of $2.6 million, increased $479,000 or 29.1% to $2.1 million for the three months ended September 30, 1996 compared to $1.6 million for the same period in 1995. Such increase was due primarily to an increase of $334,000 or 40.5% in salaries and employee benefits and a $29,000 or 18.4% increase in data processing. The increase in salaries and employee benefits was due to normal merit increases, an increase in employees and costs associated with the adoption of the Corporation's Employee Stock Ownership Plan. The increase in data processing was primarily due to an increase in the number of accounts.

    The SAIF special assessment of $2.6 million for the three months ended September 30, 1996 was due to legislation passed by Congress that imposed on SAIF members a one-time assessment to recapitalize the SAIF. See "SAIF Special Assessment."

    INCOME TAXES. Income taxes amounted to a tax benefit of $127,000 and a tax provision of $461,000 for the three months ended September 30, 1996 and 1995, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    GENERAL. The Corporation reported net income of $2.0 million during the nine months ended September 30, 1996 compared to $3.0 million for the same period in 1995. The decrease of $1.0 million in net income in the 1996 period compared to the same period in 1995 was due primarily to legislation passed by Congress to recapitalize the SAIF. As a result of such legislation, the Corporation recorded a one-time pre-tax charge against third quarter earnings of $2.6 million with a $1.7 million after-tax affect. The comparative period decline was partially offset by an increase in net interest income. The increase in net interest income of $2.1 million or 24.1% was due to an increase in the ratio of interest-earning assets to interest-bearing liabilities to 111.6% for the 1996 period compared to 105.8% for the 1995 period. The Corporation's interest rate spread was 2.46% for the 1996 period compared to 2.41% for the 1995 period.

    INTEREST INCOME. Interest income amounted to $27.5 million for the nine months ended September 30, 1996 compared to $24.4 million for the same period in 1995. The increase of $3.1 million or 12.6% was primarily due to an increase in the average balance of loans receivable. The increase in the average balance of loans receivable was due to continued loan demand and portfolio growth as well as the deployment of Conversion proceeds in such assets. The increase in interest income resulting from a higher average balance of loans was partially offset by a decrease in interest income on investment and mortgage-backed securities due to a decrease in the average balance of such securities. Such decrease was due to sales of mortgage-backed securities and payments and maturities of mortgage-backed and investment securities. The Corporation used such cash primarily to fund loan originations. Management intends to continue to use funds from the payments and maturities of mortgage-backed and investment securities to originate higher yielding loans.

    INTEREST EXPENSE. Interest expense increased $1.0 million or 6.4% to $16.8 million for the nine months ended September 30, 1996 compared to $15.8 million for the same period in 1995. Such increase was due to an increase in the average balance of deposits, reflecting interest credited on deposits, as well as an increase in the average rate paid on such liabilities from 5.25% during the nine months ended September 30, 1995 to 5.34% for the same period in 1996.

    NONINTEREST INCOME. Noninterest income amounted to $908,000 for the nine months ended September 30, 1996 compared to $822,000 for the same period in 1995. The increase of $86,000 or 10.5% was due to an increase of $31,000 or 5.8% in deposit fee income and an increase of $58,000 or 20.4% in other miscellaneous income.

    NONINTEREST EXPENSE. Noninterest expenses, excluding the SAIF special assessment of $2.6 million, increased $922,000 or 18.3% to $5.9 million for the nine months ended September 30, 1996 compared to $5.0 million for the same period in 1995. Such increase was due primarily to an increase of $594,000 or 23.2% in salaries and employee benefits and a $97,000 or 21.2% increase in data processing. The increase in salaries and employee benefits was due to normal merit increases, an increase in employees and costs associated with the adoption of the Corporation's Employee Stock Ownership Plan. The increase in data processing was primarily due to an increase in the number of accounts.

    The SAIF special assessment of $2.6 million for the nine months ended September 30, 1996 is due to legislation passed by Congress that imposed on SAIF members a one-time assessment to recapitalize the SAIF. See "SAIF Special Assessment."

    INCOME TAXES. Income taxes amounted to $1.0 million and $1.4 million for the nine months ended September 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Corporation's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, maturities of investment securities, mortgage-backed securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Corporation invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Corporation has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Corporation may borrow from the Federal Home Loan Bank ("FHLB") of Dallas. At September 30, 1996, the Corporation did not have any outstanding advances from the FHLB of Dallas.

    As of September 30, 1996, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At September 30, 1996, the Bank's tangible, core and risk-based capital ratios amounted to 12.0%, 12.0% and 23.2%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

SAIF SPECIAL ASSESSMENT

    The deposits of the Bank are insured by the SAIF of the Federal Deposit Insurance Corporation ("FDIC"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF and the FDIC had recently reduced the average deposit insurance premium paid by BIF-insured commercial banks to a level substantially below the average premium paid by SAIF-insured institutions.

    In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with the semiannual premium assessment on January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their then existing levels (23 basis points for institutions in the lowest risk category). Accordingly, until the SAIF had attained a reserve ratio of 1.25% of insured deposits, SAIF members such as the Bank would have been competitively disadvantaged as compared to commercial banks due to this premium differential.

    Legislation, passed by the U.S. House of Representatives and the Senate, was signed into law by the President on September 30, 1996 to recapitalize the SAIF. The special assessment was fully anticipated by the Bank because legislation had been close to enactment on several occasions over the past year. As a result of such legislation, the Bank was required to pay a one-time special assessment of 65.7 cents for every $100 of deposits which amounted to $2.6 million pre-tax with a $1.7 million after-tax effect.

    The legislation also mandated that SAIF-insured institutions' (such as the Bank) deposit insurance premiums decline from 23 basis points to approximately 6.4 basis points, effective January 1, 1997. The mandated decline in the premium rate is expected to reduce the Bank's pre-tax annual SAIF premiums by approximately $700,000 (based on current deposit levels). Management believes that based on current deposit levels, it will take approximately four years of such reduced future annual premiums to offset the negative impact on the Bank's third quarter earnings.

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                                   PART II

Item 1.  LEGAL PROCEEDINGS
         -----------------
         Neither the Corporation nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.  CHANGES IN SECURITIES
         ---------------------
         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         Not applicable.

Item 5.  OTHER INFORMATION
         -----------------
         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         July 8, 1996 -- Press release dated June 24, 1996;
                         Director resignation for health reasons

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.


Date: October 31, 1996              By: /s/ Larry J. Brandt
                                        --------------------------------
                                        Larry J. Brandt
                                        President


Date: October 31, 1996              By: /s/ Tommy W. Richardson
                                        --------------------------------
                                        Tommy W. Richardson
                                        Chief Financial Officer