Form 10-K405
period 1996-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1997-03-24
CIK 1006424

-----------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1996

                                          OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _______________

                            Commission File No.:  0-28312

                         First Federal Bancshares of Arkansas, Inc.
               -------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              Texas                                       71-0785261
    ---------------------------------                ----------------------
      (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                Identification Number)

         200 West Stephenson
          Harrison, Arkansas                                  72601
    --------------------------------                 -----------------------
            (Address)                                      (Zip Code)

         Registrant's telephone number, including area code:  (501) 741-7641

           Securities registered pursuant to Section 12(b) of the Act:
                                   Not Applicable

             Securities registered pursuant to Section 12(g) of the Act

                     Common Stock (par value $.01 per share)
                                 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 18, 1997, the aggregate value of the 4,722,310 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 173,753 shares held by all directors and officers of the Registrant as a group, was approximately $89.7 million. This figure is based on the last sales price of $19.00 per share of the Registrant's Common Stock on March 19, 1997.

Number of shares of Common Stock outstanding as of March 19, 1997: 4,896,063

                       DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I.

Item 1.  Business

General

    First Federal Bancshares of Arkansas, Inc. First Federal Bancshares of Arkansas, Inc. (the "Company") is a Texas corporation organized in January 1996 by First Federal Bank of Arkansas, FA ("First Federal" or the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP"), and the portion of the net proceeds retained by the Company in connection with the Bank's conversion to stock form and the concurrent offering of the Company's common stock (the "Conversion"). The business and management of the Company consists of the business and management of the Bank. The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future. At December 31, 1996, the Company had $505.7 million in total assets, $425.0 million in total liabilities and $80.8 million in stockholders' equity.

    The Company's executive office is located at the home office of the Bank at 200 West Stephenson Avenue, Harrison, Arkansas 72601, and its telephone number is (501) 741-7641.

    First Federal Bank of Arkansas, FA. The Bank is a federally chartered stock savings and loan association which was formed in 1934. First Federal conducts business from its main office and nine full service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. First Federal's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum extent permitted by law.

    The Bank is a community oriented savings institution which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on the origination of loans collateralized by one- to four-family residential dwellings. To a significantly lesser extent, the Bank's activities have also included origination of multi-family residential loans, commercial real estate loans, construction loans, commercial loans and consumer loans. In addition, the Bank maintains a significant portfolio of investment securities, a majority of which have maturities of under five years. In addition to interest and dividend income on loans and investments, the Bank receives other income from loan fees and various service charges. The Bank's goal is to continue to serve its market area as an independent community oriented financial institution dedicated primarily to financing home ownership while providing financial services to its customers in an efficient manner.

    The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary regulator. The Bank is also regulated by the FDIC, the administrator of the SAIF. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 regional banks comprising the FHLB System.

                                       BUSINESS

Lending Activities

    General. At December 31, 1996, the Bank's total portfolio of loans receivable ("total loan portfolio"), amounted to $410.8 million or 81.2% of the Company's $505.7 million of total assets at such time. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans collateralized by single-family (one- to four-family) residential property. Consistent with such approach, $338.3 million or 82.36% of the Bank's total loan portfolio consisted of one- to four-family residential loans at December 31, 1996. To a significantly lesser extent, the Bank also originates multi-family residential loans, commercial real estate loans, construction loans, commercial loans and consumer loans. At December 31, 1996, such loan categories amounted to $1.6 million, $19.1 million, $20.1 million, $4.3 million and $27.4 million, respectively, or
 .38%, 4.66%, 4.88%, 1.06% and 6.66% of the total loan portfolio, respectively. The Bank currently does not offer loans which are insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Office of Veterans Affairs ("VA").

    Loan Composition. The following table sets forth certain data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.


                                                  December 31,
                  ---------------------------------------------------------------------------------------------------------------
                          1996                   1995                   1994                 1993                   1992
                  --------------------   --------------------   -------------------  --------------------  ----------------------
                            Percentage             Percentage            Percentage            Percentage              Percentage
                  Amount     of Loans     Amount    of Loans     Amount   of Loans    Amount    of Loans      Amount    of Loans
                 ---------  ----------   --------  ----------   -------- ----------  --------  ----------   ---------  -----------
                                                      (Dollars in Thousands)
Real estate
 loans:
 Single-family
   residential   $338,349     82.36%     $287,872     82.54%    $237,724    82.96%    $197,833     81.11%    $179,777     80.90%
 Multi-family
   residential      1,555       .38         1,060       .30          800     0.28        1,622      0.66        1,690      0.76
 Commercial
   real estate     19,136      4.66        19,723      5.66       17,529     6.12       18,645      7.64       18,885      8.50
 Construction      20,053      4.88        11,603      3.33        7,468     2.61        7,098      2.91        6,023      2.71
                 --------    ------      --------    ------     --------   ------     --------    ------     --------   -------
   Total real
    estate
    loans         379,093     92.28       320,258     91.83      263,521    91.97      225,198     92.32      206,375     92.87
                 --------    ------      --------    ------     --------   ------     --------    ------     --------   -------
Commercial
 loans              4,348      1.06         4,014      1.15        3,192     1.11        2,052      0.84        1,946      0.88
                 --------    ------      --------    ------     --------   ------     --------    ------     --------   -------
Consumer loans:
 Home equity
   and second
   mortgage
   loans           12,549      3.06        10,466       3.00       8,752     3.05        6,089      2.50        5,143      2.31
 Automobile         7,556      1.84         6,993       2.01       5,154     1.80        4,771      1.96        3,911      1.76
 Other              7,244      1.76         7,021       2.01       5,938     2.07        5,805      2.38        4,837      2.18
                 --------    ------      --------    ------     --------   ------     --------    ------     --------   -------
   Total
    consumer
    loans          27,349      6.66        24,480       7.02      19,844     6.92       16,665      6.84       13,891      6.25
                 --------    ------      --------    -------     --------   ------     --------    ------     --------   ------

   Total
    loans
    receivable    410,790    100.00%      348,752     100.00%    286,557   100.00%     243,915    100.00%     222,212    100.00%
                 --------    ------      --------     ------     --------  ------     --------    ------     --------    -------
                             ------                   ------               ------                 ------                 -------
Less:
 Undisbursed
  loan funds       (8,670)                 (4,298)                (3,318)              (3,798)                 (3,682)
 Unearned
  discounts
  and net
  deferred
  loan fees        (4,361)                 (3,721)                (2,322)              (2,011)                 (1,685)
 Allowance for
  loan losses      (1,251)                 (1,228)                (1,134)              (1,447)                   (991)
                 ---------                --------              --------             --------                --------
   Total loans
    receivable,
    net          $396,508                $339,505               $279,783             $236,659                $215,854
                 ---------                --------              --------             --------                --------
                 ---------                --------              --------             --------                --------


    Loan Maturity and Interest Rates. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.


                                                           After Three    After Five    After Ten
                                             One Year        Years           Years        Years          Beyond
                               Within        Through        Through         Through       Through        Twenty
                              One Year      Three Years     Five Years     Ten Years    Twenty Years      Years         Total
                              --------      -----------    -----------    ----------    ------------    -------        ---------
                                                                       (In Thousands)

Real estate loans:
Single-family residential     $   453      $   573         $ 3,211        $27,303       $149,276         $157,533      $338,349
Multi-family residential          249          -               115            312            879             -            1,555
Commercial real estate          1,949        7,491           3,118          5,637            941             -           19,136
Construction                    6,277          -               -              -            4,224            9,552        20,053
Commercial loans                1,656          700             969          1,023            -               -            4,348
Consumer loans                  9,262        7,175           9,631          1,159            122             -           27,349
                              -------      -------         -------        -------       --------         --------      --------
  Total(1)                    $19,846      $15,939         $17,044        $35,434       $155,442         $167,085      $410,790
                              -------      -------         -------        -------       --------         --------      --------
                              -------      -------         -------        -------       --------         --------      --------


---------------

(1) Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

    The following table sets forth the dollar amount of the Bank's loans at December 31, 1996 due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

                                                Floating or
                              Fixed-Rates     Adjustable-Rates       Total
                              -----------     ----------------     ---------
                                               (In Thousands)

Real estate loans:
  Single-family residential     $131,999        $205,897           $337,896
  Multi-family residential           843             463              1,306
  Commercial real estate          17,187             -               17,187
  Construction                     3,739          10,037             13,776
Commercial loans                   2,692             -                2,692
Consumer loans                    18,087             -               18,087
                                --------        --------           --------
    Total                       $174,547        $216,397           $390,944
                                --------        --------           --------
                                --------        --------           --------

    Scheduled contractual maturities of loans do not necessarily reflect the actual term of the Bank's portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments and refinancing. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

    Origination, Purchase and Sale of Loans. The lending activities of the Bank are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained by a variety of sources, including realtors, walk-in customers, branch managers and radio, television and newspaper advertising. In its marketing, the Bank emphasizes its community ties and an efficient underwriting and approval process. The Bank believes it can provide its personalized service to its customers in a more efficient manner due in part to the use of in-house appraisal and underwriting staff. The Bank requires hazard, title and, to the extent applicable, flood insurance on all security property.

    Loan applications are initially processed by branch managers or loan officers and all real estate loans up to $600,000 must be approved by two members of the Bank's Loan Committee, one of which must be a member of senior management. Real estate loans in excess of $600,000 must be approved by the Bank's Board of Directors. Consumer loans are initially processed by consumer loan officers and are required to be approved by designated officers of the Bank depending on the amount of the loan. All loans are ratified by the Board of Directors.

    Historically, the Bank has not been an active purchaser or seller of loans due to consistent loan demand and the Bank's desire and ability to originate loans for retention in its portfolio. During 1995 and 1994, the Bank only purchased $3.2 million and $720,000 of loans, respectively. No loans were purchased during 1996. In 1996, the Bank's loan sales were $73,000. The Bank did not engage in any loan sales in 1995 or 1994.

    Set forth below is a table showing the Bank's originations, purchases, sales and repayments of loans during the periods indicated.



                                              Year Ended December 31,
                                       -----------------------------------

                                         1996         1995          1994
                                       --------     --------      --------
                                                   (In Thousands)
Loans receivable at beginning
  of period                            $348,752     $286,557     $243,915
                                       --------     --------     --------
Loan originations:
  Real estate:
    Single-family residential           102,214       90,014       76,191
    Multi-family residential                556          135          116
    Commercial real estate                4,866        2,542        2,701
    Construction                          25,537      15,167       12,782
  Commercial loans                         3,060       2,361        2,719
  Consumer:
    Home equity and second
      mortgage loans                      10,400       8,575        7,474
    Automobile                             7,235       6,633        5,364
    Other                                  7,225       7,578        5,865
                                        --------     --------     --------
      Total loan originations            161,093     133,005      113,212
Purchases                                     --       3,235          720
                                        --------     --------     --------
      Total loan originations and
        purchases                        161,093     136,240      113,932
Repayments                               (98,540)    (73,739)     (70,810)
Loan sales                                   (73)         --           --
Other                                       (442)       (306)        (480)
                                        --------     --------     --------
Net loan activity                         62,038      62,195       42,642
                                        --------     --------     --------
Loans receivable
  at end of period                      $410,790    $348,752     $286,557
                                        --------     --------     --------
                                        --------     --------     --------

    Loans to One Borrower. A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December
31, 1996, the Bank's limit on loans-to-one borrower was approximately $9.3 million. At December 31, 1996, the Bank's largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $4.5 million. Such amount consists of 19 loans, primarily commercial real estate loans, all of which were current at December 31, 1996. The Bank's ten largest loans or groups of loans to one borrower, including persons or entities related to the borrower, amounted to $15.7 million at December 31, 1996. In addition, the Bank's wholly owned subsidiary has extended a $4.4 million loan collateralized by a hotel in Oklahoma City, Oklahoma. See "-Subsidiaries."

    One- to Four-Family Residential Real Estate Loans. The Bank has historically concentrated its lending activities on the origination of loans collateralized by first mortgage liens on existing one- to four-family residences. At December 31, 1996, $338.3 million or 82.4% of the Bank's total loan portfolio consisted of one- to four-family residential real estate loans. The Bank originated $102.2 million, $90.0 million and $76.2 million of one- to four-family residential loans in 1996, 1995 and 1994, respectively, and intends to continue to emphasize the origination of permanent loans collateralized by first mortgage liens on one- to four-family residential properties in the future. Of the $338.3 million of such loans at December 31, 1996, $205.9 million or 60.9% had adjustable-rates of interest and $132.4 million or 39.1% had fixed-rates of interest.

    The Bank currently originates both fixed-rate and adjustable-rate one- to four-family residential mortgage loans. The Bank's fixed-rate loans for portfolio are presently originated with maximum terms of 15 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank does offer fixed-rate loans with terms of 30 years although such loans are typically sold in the secondary market. The Bank's one- to four-family loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). However, as stated above, such loans with terms of 15 years or less are originated for portfolio while substantially all of such loans over 15 years are sold in the secondary market. The Bank's fixed-rate loans typically include "due on sale" clauses.

    The Bank's adjustable-rate mortgage loans typically provide for an interest rate which adjusts every one-, three- or seven-years in accordance with a designated index plus a margin. Such loans are typically based on a 25- or 30-year amortization schedule. The Bank does not offer below market rates, and generally, the amount of any increase or decrease in the interest rate per one or three year period is limited to 2%, with a limit of 6% over the life of the loan. The Bank's seven-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 5% with a limit of 5% over the life of the loan. The Bank's adjustable-rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties and do not provide for negative amortization. Such loans may be converted to a fixed-rate loan at the discretion of the Bank. The Bank generally underwrites its one- and three-year adjustable-rate loans on the basis of the borrowers ability to pay at the rate after the first adjustment. Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

    The Bank's residential mortgage loans typically do not exceed 90% of the appraised value of the security property. However, pursuant to underwriting guidelines adopted by the Board of Directors, the Bank can lend up to 97% of the appraised value of the property securing a one- to four-family residential loan, and requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 90% of the appraised value of the security property. At December 31, 1996, the Bank had $493,000 of nonperforming single-family residential loans. See "- Asset Quality."

    Multi-Family Residential Real Estate Loans. Although the Bank does not emphasize multi-family residential loans and has not been active in this area, the Bank offers mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At December 31, 1996, $1.6 million or .4% of the Bank's total loan portfolio consisted of loans collateralized by existing multi-family residential real estate properties.

    Multi-family loans are generally made on terms up to ten years with fixed rates although the Bank will originate such loans with call provisions up to five years. Loan to value ratios on the Bank's multi-family real estate loans are currently limited to 80%. It is also the Bank's general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential real estate loans from the principals of the borrower.

    Multi-family real estate lending entails significant additional risks as compared with one- to four-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as economic conditions generally. At December 31, 1996, the Bank did not have any nonperforming multi-family real estate loans. See "- Asset Quality."

    Commercial Real Estate Loans. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 1996, $19.1 million or 4.7% of the Bank's total loan portfolio consisted of loans collateralized by existing commercial real estate properties. The Bank does not actively market its commercial real estate loan products and offers such loans primarily as an accommodation to its present customers. Management does not expect the Bank's portfolio of commercial real estate loans to significantly increase in the future.

    The majority of the Bank's commercial real estate loans are collateralized by office buildings, convenience stores, service stations, mini-storage facilities, hotels, churches and small shopping malls. The majority of the Bank's commercial real estate loans are collateralized by property located in the Bank's market area.

    At December 31, 1996, the Bank had approximately $7.2 million of loans which are either for the construction of service station and convenience store facilities or are collateralized by such facilities. The Bank requires that construction loans for such facilities meet present standards established by the Environmental Protection Agency. With respect to existing facilities, the Bank requires an environmental study of the property. To date, the Bank has not experienced any material credit or environmental problems with such loans.

    The Bank requires appraisals of all properties securing commercial real estate loans. The Bank considers the quality and location of the real estate, the credit of the borrower, cash flow of the project and the quality of management involved with the property. The Bank's commercial real estate loans are originated with fixed interest rates based on a ten or fifteen year amortization schedule and loan to value ratios on such loans are generally limited to 80%. As part of the criteria for underwriting multi-family and commercial real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.2. It is also the Bank's policy to typically obtain corporate or personal guarantees, as applicable, on its commercial real estate loans from the principals of the borrower.

    Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as regional and economic conditions generally. At December 31, 1996, the Bank did not have any nonperforming commercial real estate loans.

    Construction Loans. The Bank also originates primarily residential construction loans, although the Bank has originated commercial real estate and multi-family residential construction loans to a limited degree. The Bank's construction lending activities are limited to the Bank's primary market area. At December 31, 1996, construction loans amounted to $20.1 million or 4.9% of the Bank's total loan portfolio, of which $15.4 million consisted of single-family residential construction loans and $4.7 million consisted of commercial real estate and multi-family residential construction loans. The Bank's construction loans generally have fixed interest rates for a term of six months to nine months. However, the Bank is permitted to originate construction loans with terms of up to two years under its loan policy. Commercial real estate and multi-family residential construction loans are made with a maximum loan to value ratio of 80%. Construction loans to individuals are typically made with a loan to value ratio of up to 90% and non-owner occupied construction loans are limited to 80%.

    With limited exceptions, the Bank's construction loans are made to individual homeowners and a limited number of local real estate builders and developers for the purpose of constructing one- to four-family residential homes. Construction loans to individuals are typically made in connection with the granting of the permanent financing on the property. Such loans convert to a fully amortizing adjustable or fixed-rate loan at the end of the construction term. The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any construction loan to an individual. Interest on construction/permanent loans is due upon completion of the construction phase of the loan. At such time, the loan automatically converts to a permanent loan with an interest rate which is determined upon the closing of the construction/permanent loan.

    Upon application, credit review and analysis of personal and, if applicable, corporate financial statements, the Bank makes construction loans to local builders for the purpose of construction of speculative (or unsold) residential properties and for the construction of pre-sold single-family homes. The Bank generally limits the number of unsold homes under construction to each builder to one. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by the Bank's appraisal staff. The Bank's appraisal staff also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections of the project based on a percentage of completion. Interest on construction loans is due upon maturity.

    Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk to the Bank than construction loans to individuals on their personal residences.

    The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and by limiting its construction lending to primarily residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan to value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships. At December 31, 1996, the Bank did not have any nonperforming construction loans. See "- Asset Quality."

    Commercial Loans. To a limited extent, the Bank offers commercial loans which primarily consist of equipment and inventory loans which are typically cross-collateralized by commercial real estate. The Bank does not actively market such loans and offers such loans primarily as an accommodation to its present customers. At December 31, 1996, such loans amounted to $4.3 million or 1.1% of the total loan portfolio. At December 31, 1996, the Bank did not have any nonperforming commercial loans. See "- Asset Quality."

    The Bank's commercial loans are originated with fixed interest rates with call provisions between one and five years. Such loans are typically based on a ten year amortization schedule.

    Consumer Loans. The Bank offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Bank include primarily home equity and second mortgage loans, automobile loans, deposit account secured loans and unsecured loans.
Consumer loans amounted to $27.3 million or 6.7% of the total loan portfolio at December 31, 1996, of which $12.5 million, $7.6 million and $7.2 million consisted of home equity and second mortgage loans, automobile loans and other consumer loans, respectively. The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community oriented financial institution. Consumer loans are subject to Arkansas usury law which limits the interest rate that may be charged to 5% over the Federal Reserve discount rate, which was 5.00% at December 31, 1996. A change in the usury rate does not affect loans already in portfolio.

    The Bank's home equity and second mortgage loans are typically fixed-rate loans with terms of up to 15 years. Although the Bank does not require that it hold the first mortgage on the secured property, the Bank does hold the first mortgage on a significant majority of its home equity and second mortgage loans. The Bank limits the mortgages on the secured property to 85% of the value of the secured property.

    The Bank's automobile loans are typically originated for the purchase of new and used cars and trucks. Such loans are generally originated with a maximum term of five years.

    Other consumer loans consist primarily of deposit account loans and unsecured loans. Loans secured by deposit accounts are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

    Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1996, the Bank had $228,000 of non-performing consumer loans.

Asset Quality

    When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. Depending upon the type of loan, late notices are sent and/or personal contacts are made. In most cases, deficiencies are cured promptly. While the Bank generally prefers to work with borrowers to resolve such problems, when a mortgage loan becomes 90 days delinquent, the Bank generally institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

    Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected.

    Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in the current period income. Additions to the valuation allowance are included in the provision for real estate losses.

    Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1996, in dollar amounts and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due. At December 31, 1996, the Bank did not have any delinquent multi-family residential loans or construction loans.


                           Single-family           Commercial
                            Residential            Real Estate          Commercial            Consumer
                        --------------------   -------------------  --------------------  ------------------
                                  Percentage            Percentage            Percentage          Percentage
                                   of Total              of Total              of Total            of Total
                        Amount      Loans      Amount      Loans     Amount     Loans     Amount     Loans
                        -------   ----------   ------   ----------   ------   ----------  ------  ----------
                                                         (Dollars in Thousands)

Loans
delinquent:

30-59 days              $1,607       .39%      $690        .17%       $ -        -  %      264       .06%

60-89 days                 432       .11         -          -          37        .01       197       .05

90 days and over           493       .12         -          -           -        -         228       .06
                        ------                 ----                   ---                 ----
Total                   $2,532                 $690                   $37                 $689
                        ------                 ----                   ---                 ----
                        ------                 ----                   ---                 ----


    The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated.


                                                   December 31,
                                   -------------------------------------------
                                   1996     1995     1994      1993      1992
                                   ----     -----    ----     ------    ------
                                              (Dollars in Thousands)

Nonperforming loans:
  Single-family residential        $493     $223     $159     $  146    $  188
  Multi-family residential           --       --       --         --        --
  Commercial real estate             --       --       --      1,215        99
  Construction loans                 --       --       78         --        --
  Commercial loans                   --       --       --         --        --
  Consumer loans                    228      127       33         97       102
                                   ----     ----     ----     ------    ------
     Total nonperforming loans      721      350      270      1,458       389
                                   ----     ----     ----     ------    ------
Real estate owned                   154      234      250        491     1,171
                                   ----     ----     ----     ------    ------
     Total nonperforming assets    $875     $584     $520     $1,949    $1,560
                                   ----     ----     ----     ------    ------
                                   ----     ----     ----     ------    ------
Total nonperforming loans as
  a percentage of total loans
  receivable                       0.18%    0.10%    0.09%      0.60%     0.18%
                                   ----     ----     ----     ------    ------
                                   ----     ----     ----     ------    ------
Total nonperforming assets as
  a percentage of total assets     0.17%    0.13%    0.12%      0.48%     0.40%
                                   ----     ----     ----     ------    ------
                                   ----     ----     ----     ------    ------

    Interest income that would have been recorded under the original terms of the Bank's non-accruing loans for the year ended December 31, 1996 amounted to $65,000, and the interest recognized during this period amounted to $33,000.

    Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At December 31, 1996, the Bank had $983,000 of classified assets, $796,000 of which were classified as substandard, $40,000 of which were classified as doubtful, and $147,000 of which were classified as loss. In addition, at such date, the Bank had $58,000 of assets designated as special mention.

    Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio and the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. The allowance is increased by provisions for loan losses which are charged against income. When consumer loans become 120 days or more past due, the Bank reserves for the full amount of the loan.

    Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.


                                                        Year Ended December 31,
                                     ------------------------------------------------------------
                                       1996         1995         1994         1993         1992
                                     --------     --------     --------     --------     --------
                                                     (Dollars in Thousands)

Total loans outstanding at
 end of period                       $410,790     $348,752     $286,557     $243,915     $222,212
                                     --------     --------     --------     --------     --------
                                     --------     --------     --------     --------     --------
Average loans outstanding            $369,185     $306,175     $257,261     $228,460     $201,467
                                     --------     --------     --------     --------     --------
                                     --------     --------     --------     --------     --------
Allowance at beginning of period     $  1,228     $  1,134     $  1,447     $    991     $    676
                                     --------     --------     --------     --------     --------
Charge-offs:
  Single-family residential                --           (2)         (24)          --          (14)
  Multi-family residential                 --           --           --           --           --
  Commercial real estate                   --           (8)        (335)          (9)         (34)
  Commercial loans                         --           --           --          (17)         (15)
  Consumer loans                          (40)         (30)          (9)         (36)         (20)
                                     --------     --------     --------     --------     --------
    Total charge-offs                     (40)         (40)        (368)         (62)         (83)
                                     --------     --------     --------     --------     --------
Recoveries:
  Single-family residential                --           --           --           --            4
  Multi-family residential                 --           --           --           --           --
  Commercial real estate                    1           --           --           --           --
  Commercial loans                         --           --           --           --           --
  Consumer loans                            2            1            1            7            1
                                     --------     --------     --------     --------     --------
    Total recoveries                        3            1            1            7            5
                                     --------     --------     --------     --------     --------
Net charge-offs                           (37)         (39)        (367)         (55)         (78)
                                     --------     --------     --------     --------     --------
Total provisions for losses                60          133           54          511          393
                                     --------     --------     --------     --------     --------
Allowance at end of period           $  1,251     $  1,228     $  1,134     $  1,447     $    991
                                     --------     --------     --------     --------     --------
                                     --------     --------     --------     --------     --------
Allowance for loan losses as a
  percentage of total loans
  outstanding at end of period           0.30%        0.35%        0.40%        0.59%        0.45%
                                         ----         ----         ----         ----         ----
                                         ----         ----         ----         ----         ----
Net loans charged-off as a
  percentage of average loans
  outstanding                            0.01%        0.01%        0.14%        0.02%        0.04%
                                         ----         ----         ----         ----         ----
                                         ----         ----         ----         ----         ----


    The following table presents the allocation of the Bank's allowance for loan losses by the type of loan at each of the dates indicated. The significant portion of the allowance which is unallocated is due to historically low levels of nonperforming single-family residential loans, multi-family residential loans, commercial real estate loans, construction loans, commercial loans and consumer loans, which would otherwise require a larger allocation of the allowance, balanced with management's desire to provide for an adequate allowance in light of the size of the Bank's loan portfolio.


                                                                        December 31,
                   ------------------------------------------------------------------------------------------------------------
                           1996                   1995                  1994                 1993                  1992
                   ---------------------  --------------------  --------------------  -------------------  --------------------
                             Percent of            Percent of           Percent of            Percent of            Percent of
                             Total Loans           Total Loans          Total Loans           Total Loans           Total Loans
                    Amount  by Category   Amount   by Category  Amount  by Category   Amount  by Category  Amount   by Category
                   -------  ------------  ------   -----------  ------  -----------   ------  -----------  ------   -----------
                                                            (Dollars in Thousands)

Single-family
 residential       $   11      82.36%     $   11      82.54%    $   16    82.96%      $   37     81.11%     $ 47        80.90%
Multi-family
 residential           --        .38          --        .30         --     0.28           --      0.66        --         0.76
Commercial
 real estate          117       4.66         124       5.66        117     6.12          439      7.64       121         8.50
Construction
 loans                 --       4.88          --       3.33         --     2.61           --      2.91        --         2.71
Commercial
 loans                 19       1.06          27       1.15         21     1.11           14      0.84        11         0.88
Consumer loans        270       6.66         241       7.02        143     6.92          123      6.84        85         6.25
Unallocated           834         --         825         --        837       --          834        --        727          --
                   ------    -------      ------     ------     ------   ------       ------     ------      ----      ------
     Total         $1,251     100.00%     $1,228     100.00%    $1,134   100.00%      $1,447     100.00%     $991      100.00%
                   ------    -------      ------     ------     ------   ------       ------     ------      ----      ------
                   ------    -------      ------     ------     ------   ------       ------     ------      ----      ------

                                 13

Investment Activities

    Mortgage-Backed Securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA").

    The FHLMC is a public corporation chartered by the U.S. Government and guarantees the timely payment of interest and the ultimate return of principal within one year. The FHLMC mortgage-backed securities are not backed by the full faith and credit of the United States, but because the FHLMC is a U.S. Government sponsored enterprise, these securities are considered high quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government assisted housing programs. The GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the U.S. Government. The FNMA guarantees the timely payment of principal and interest, and FNMA securities are indirect obligations of the U.S. Government.

    Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as the prepayment risk, are passed on to the certificate holder. Accordingly, the life of a mortgage-backed pass-through security approximates the life of the underlying mortgages. It has been the Bank's practice to invest only in fixed-rate mortgage-backed securities. Mortgage-backed securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Mortgage-backed securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings, net of taxes, and reported as a separate component of equity.

    The following table sets forth certain information relating to the composition of the Bank's mortgage-backed securities at the dates indicated. The Bank adopted SFAS No. 115 effective January 1, 1994. As a result, the Company categorizes mortgage-backed securities on its consolidated balance sheet as investment securities.

                                            December 31,
                                 ----------------------------------
                                  1996         1995           1994
                                 -------      -------       -------
                                           (In Thousands)

Mortgage-backed securities
  held to maturity:
  GNMA                             $ --        $ --         $11,112
  FHLMC                             227         323             410
                                   ----        ----         -------

   Total mortgage-backed
     securities                    $227        $323         $11,522
                                   ----        ----         -------
                                   ----        ----         -------

    Mortgage-backed securities are generally backed by insurance or guarantees, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At December 31, 1996, no mortgage-backed securities were pledged to secure obligations of the Bank.

    Of the $227,000 of mortgage-backed securities at December 31, 1996, $52,000 was scheduled to mature between five and ten years and the remaining $175,000 was scheduled to mature after ten years. The $52,000 of mortgage-backed securities had a weighted average yield of 8.23% and the $175,000 of such securities had a weighted average yield of 9.00%. At such date, all of the Bank's mortgage-backed securities were fixed-rate and are disclosed above in the periods in which they are scheduled to mature. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated will shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable interest rate.

    Investment Securities. The investment policy of the Bank, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The Bank's investment policy is currently implemented by the Bank's President within the parameters set by the Board of Directors. The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.

    Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings, net of taxes, and reported as a separate component of equity. At December 31, 1996, approximately $13 million of the Bank's investment securities were pledged to secure obligations of the Bank. At December 31, 1996, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company's stockholders' equity.

    At December 31, 1996, the Bank's investment securities included structured notes of $14.0 million, of which $5.0 million were FHLB step-up and multi-step notes and $9.0 million were adjustable-rate FHLB notes. The interest rate on the step-up and multi-step FHLB notes is scheduled to increase to a pre-determined rate on pre-determined dates, and the notes are callable at par on a pre-determined date and every six months subsequent to such date which coincide with interest payment dates. If the step-up or multi-step interest rate exceeds the then current market rate for notes with similar terms to the next adjustment date or maturity date, the note would generally be called and the Bank would have to re-invest the proceeds in the lower interest rate environment. If the step-up or multi-step interest rate is less than the then current market rate, the note would generally not be called and the Bank would continue to hold the note with a below market interest rate. The step-up or multi-step FHLB notes do not have caps or floors and have remaining maturities from less than one year up to six years. At December 31, 1996, $7.0 million of the adjustable-rate FHLB notes adjust monthly based on the five-year and ten-year constant maturity treasury ("CMT") index minus 170 to 210 basis points with no caps or floors and $2.0 million of the adjustable-rate notes adjust semi-annually based on a multiple of the ten-year CMT index plus 160 basis points with a floor of 4.50% and a cap of 24.0%. The adjustable-rate FHLB notes are non-callable with remaining maturity dates up to four years. The CMT index could result in the interest rate on these notes being less than market rates of interest.

    The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1996.


                                    Less Than         One to Five        Five to Ten         After Ten
                                     One Year            Years              Years              Years               Total
                                 ---------------   ----------------   ----------------   -----------------   ----------------
                                  Amount   Yield    Amount    Yield    Amount    Yield     Amount    Yield    Amount    Yield
                                 --------  -----   --------   -----   --------   -----    --------   -----   --------   -----
                                                                         (Dollars in Thousands)
Bonds and other debt
 securities held to maturity:

 U.S. Government and
  agency obligations             $17,017   5.45%   $44,775    5.88%   $25,963    7.08%    $3,000    7.45%    $90,755    6.19%

Equity securities available
  for sale:
FHLMC preferred stock(1)            340                 --                 --                 --                 340
                                -------            -------            -------             ------             -------
Total investment securities     $17,357            $44,775            $25,963             $3,000             $91,095
                                -------            -------            -------             ------             -------
                                -------            -------            -------             ------             -------

_________________

(1) FHLMC preferred stock has no stated maturity and is assumed to mature in less than one year.

    The following table sets forth the carrying value of the Company's investment securities classified as held to maturity and available for sale at the dates indicated.

                                            December 31,
                                   --------------------------------
                                     1996        1995        1994
                                   --------    --------    --------
                                             (In Thousands)

Investment securities held
  to maturity:
  U.S. Government and agency
    obligations                     $90,755     $95,731     $118,849

Equity securities available
  for sale:
  FHLMC preferred stock(1)              340         258         156
                                    -------     -------     --------
Total investment securities         $91,095     $95,989     $119,005
                                    -------     -------     --------
                                    -------     -------     --------

_________________

(1) Reflects carrying value at fair market value. At December 31, 1996, the Company's FHLMC preferred stock had $202,000 of unrealized gains, net of taxes, which were included in stockholders' equity at such date.

    As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock. At December 31, 1996, the Bank's investment in FHLB stock amounted to $3.0 million. No ready market exists for such stock and it has no quoted market value.

Sources of Funds

    General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and interest payments and maturities of investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank has not generally utilized borrowings as a source of funds.

    Deposits. The Bank's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, demand deposit accounts ("DDA"), money market accounts, regular savings accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, early withdrawal penalties and the interest rate.

    The Bank considers its primary market area to be Northcentral and Northwest Arkansas. The Bank utilizes traditional marketing methods to attract new customers and savings deposits. The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas at December 31, 1996.

    The Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Bank intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals.

    The following table shows the distribution of, and certain other information relating to, the Bank's deposits by type of deposit, as of the dates indicated.


                                                           December 31,
                                 ------------------------------------------------------------
                                        1996                 1995                  1994
                                 ------------------     ----------------     ----------------
                                  Amount        %       Amount        %      Amount       %
                                 --------     -----    --------     -----   --------    -----
                                                (Dollars in Thousands)

Certificate accounts:
      3.00% - 3.99%              $    607        .2%    $     --       --%   $ 15,298    3.9%
      4.00% - 5.99%               205,912      48.7      157,718     37.8     189,188    47.9
      6.00% - 7.99%                90,568      21.4      127,456     30.6      50,292    12.6

      8.00% and over               36,408       8.6       42,323     10.1      42,812    10.8
                                 --------     -----     --------    -----    --------   -----
  Total certificate accounts      333,495      78.9      327,497     78.5     297,590    75.2
                                 --------     -----     --------    -----    --------   -----

Transaction accounts:

 Passbook and statement savings    26,451       6.2       27,480      6.6      31,516     8.0
  Money market accounts            17,214       4.1       19,920      4.8      25,202     6.4
  NOW accounts/DDA                 45,698      10.8       42,332     10.1      41,175    10.4
                                 --------     -----     --------    -----    --------   -----
     Total transaction accounts    89,363      21.1       89,732     21.5      97,893    24.8
                                 --------     -----     --------    -----    --------   -----
     Total deposits              $422,858     100.0%     $417,229   100.0%   $395,483   100.0%
                                 --------     -----     --------    -----    --------   -----
                                 --------     -----     --------    -----    --------   -----


    The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.


                                                          Year Ended December 31,

                                      -------------------------------------------------------------
                                            1996                1995                    1994
                                      ------------------  -------------------    ------------------
                                                 Average              Average               Average
                                      Average     Rate     Average      Rate      Average       Rate
                                      Balance     Paid     Balance     Paid(1)    Balance      Paid(1)
                                      --------   -------   --------   --------    --------    --------
                                                          (Dollars in Thousands)

Passbook and statement savings
  accounts                            $ 27,149    2.72%    $ 29,145               $ 33,849

Money market accounts and
  NOW accounts                          54,748    2.42       55,269                 61,281
Demand deposit accounts                  9,244      --        7,590                  5,739
Certificates of deposit                328,921    6.19      312,926                286,887
                                      --------    ----     --------               --------
    Total deposits                    $420,062    5.33%    $404,930    5.32%      $387,756      4.56%
                                      --------    ----     --------    ----       --------      ----
                                      --------    ----     --------    ----       --------      ----

---------------

(1) The average rate paid for each type of deposit was not available in 1995 and 1994.

    The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 1996 and 1995 and the amounts at December 31, 1996 which mature during the periods indicated.



                                                                    Balance at December 31, 1996
                                    December 31,                  Maturing in the 12 Months Ending
                                --------------------      ------------------------------------------------
                                   1996        1995          1997        1998        1999       Thereafter
                                ---------    --------     ---------    --------    --------     ----------
                                                                (In Thousands)

Certificates of Deposit
3.00% - 3.99%                    $    607     $    --      $    607     $    --     $   --      $   --
4.00% - 5.99%                     205,912      157,718      169,367      30,068       4,915       1,562
6.00% - 7.99%                      90,568      127,456       10,991       7,833      18,501      53,243
8.00% and over                     36,408       42,323       16,441      11,542       3,260       5,165
                                 --------     --------     --------     -------     -------     -------
  Total certificate accounts     $333,495     $327,497     $197,406     $49,443     $26,676     $59,970
                                 --------     --------     --------     -------     -------     -------
                                 --------     --------     --------     -------     -------     -------


    The following table sets forth the savings flows of the Bank during the periods indicated.

                                                Year Ended December 31,
                                         ------------------------------------
                                            1996         1995         1994
                                         ---------     --------     ---------
                                                     (In Thousands)

Increase (decrease) before
  interest credited                      $(10,731)     $ 6,118      $ 7,815
Interest credited                          16,360        5,628       12,760
                                         --------      -------      -------
  Net increase in deposits               $  5,629      $21,746      $20,575
                                         --------      -------      -------
                                         --------      -------      -------

    The decrease in deposits before interest credited in 1996 was primarily due to the use of such funds to purchase shares of the Company's common stock in the Conversion.

    The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at December 31, 1996 by time remaining to maturity.


                                             Amounts
                                           -------------
                                           (In Thousands)


Period Ending:
March 31, 1997                                $17,471
June 30, 1997                                  16,445
December 31, 1997                               3,842
After December 31, 1997                        16,997
                                              -------
  Total certificates of deposit with
    balances of $100,000 or more              $54,755
                                              -------
                                              -------

Employees

    The Bank had 131 full-time employees and 10 part-time employees at December 31, 1996. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

Subsidiaries

    The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. The Bank's only subsidiary, First Harrison Service Corporation (the "Service Corporation"), was formed in 1971. At December 31, 1996, the Service Corporation's only significant asset was a $4.4 million loan collateralized by a hotel in Oklahoma City, Oklahoma. Such loan was current at December 31, 1996. The Service Corporation generated net income of approximately $280,000 during 1996.

Competition

    The Bank faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks, including many large financial institutions which have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

    The Bank experiences strong competition for real estate loans principally from savings associations, commercial banks and mortgage companies. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

                                     REGULATION

    Set forth below is a brief description of those laws and regulations which, together with the descriptions of laws and regulations contained elsewhere herein, are deemed material to an investor's understanding of the extent to which the Company and the Bank are regulated. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

The Company

    General. The Company, as a savings and loan holding company within the meaning of the Home Owners Loan Act ("HOLA"), has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

    Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, as discussed under "- The Bank - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank - Qualified Thrift Lender Test."

    If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board ("FRB") as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

    Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

    In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) permits loans to directors, executive officers and principal stockholders made pursuant to a benefit or compensation program that is widely available to employees of a subject savings association provided that no preference is given to any officer, director or principal shareholder or related interest thereto over any other employee. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1996, the Bank was in compliance with the above restrictions.

    Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

    The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

    Under the Bank Holding Company Act of 1956, the FRB is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

The Bank

    General. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The last regulatory examination of the Bank by the OTS was completed in November 1996.
 The Bank was not required to make any material changes to its operations as a result of such examination. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

    The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

    Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

    The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the BIF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF and, therefore, the FDIC substantially reduced the average deposit insurance premium paid by commercial banks to a level approximately 75% below the average premium paid by savings institutions.

    The underfunded status of the SAIF had resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. On September 30, 1996, the Omnibus Appropriations Act was signed into law. The legislation authorized a one-time charge on SAIF insured deposits at a rate of $.657 per $100.00 of March 31, 1995 deposits. As a result, the Bank's assessment amounted to $2.6 million ($1.7 million net of tax). Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums will include a premium of repayment of the Financing Corporation ("FICO") bonds plus and regular insurance assessment, currently nothing for the lowest risk category institutions. Until full pro-rate FICO sharing is in effect, the FICO premiums for BIF and SAIF will be 1.3 and approximately 6.5 basis points, respectively, beginning January 1, 1997.
Full pro-rata FICO sharing is to begin no later than January 1, 2000. BIF and SAIF are to be merged on January 1, 1999, provided the bank and savings association charters are merged by that date. While the one-time special assessment had a significant impact on 1996 earnings, the resulting lower annual premiums will benefit future earnings.

    The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

    Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

    Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at December 31, 1996. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not materially affect the Bank's regulatory capital. At December 31, 1996, the Bank exceeded its tangible, core and risk-based capital requirements.

    In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

    Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon
economic conditions and savings flows of all savings institutions.   At the
present time, the required minimum liquid asset ratio is 5%. At December 31, 1996, the Bank's liquidity ratio was 12.3%.

    Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

    Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or
(ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval.

    Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to a specified percentage of their net income during the most recent four quarter period, depending on how close the institution is to meeting its fully phased-in capital requirements. Tier 3 institutions, which are institutions that do not meet current minimum capital requirements, or which have been otherwise notified by the OTS that it will be treated as a Tier 3 institution because they are in need of more than normal supervision, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

    In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. At December 31, 1996, the Bank was a Tier 1 institution for purposes of this regulation.

    Branching by Federal Savings Institutions. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if, among other things, the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located. Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

    Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

    Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1996, the qualified thrift investments of the Bank were approximately 86.7% of its portfolio assets.

    Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 1996, the Bank had no outstanding FHLB advances.

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1996, the Bank had $3.0 million in FHLB stock, which was in compliance with this requirement. No ready market exists for such stock and it has no quoted market value.

    The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

    Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 1996, no reserves were required to be maintained on the first $4.3 million of transaction accounts, reserves of 3% were required to be maintained against the next $52.0 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

                                       TAXATION
Federal Taxation

    General. The Company and Bank are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended ("Code"), and Bank is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the

Company and the Bank and is not a comprehensive discussion of the tax rules applicable to the Company and Bank.

    Year. The Bank files a federal income tax return on the basis of a fiscal year ending on December 31. The Company filed a consolidated federal income tax return with both the Bank and the Service Corporation.

    Bad Debt Reserves. Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as the Bank, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code or the reserve method of Section 593 of the Code.

    Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) and amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995 and 1994, the Bank used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

    Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

    A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like the Bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or, (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

    For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.

    A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

    The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1996, the Bank's pre-1988 reserves for tax purposes totaled approximately $4.2 million.

    Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

    Net Operating Loss Carryovers. A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1996, the Bank had no NOL carryforwards for federal income tax purposes.

    Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

    Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.

    The Bank's federal income tax returns for the tax years ended December 31, 1993 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

    The Bank will continue to be subject to Arkansas corporation income tax which is 6.5% of all taxable earnings when income exceeds $100,000.

    The Company is incorporated under Texas law and, accordingly, is subject to Texas franchise tax in an amount equal to 4.5% of net income allocated to Texas pursuant to apportionments of gross receipts based upon where the Company conducts business.

Item 2.  Properties.

    At December 31, 1996, the Bank conducted its business from its executive office in Harrison, Arkansas, and nine full service offices, all of which are located in Northcentral and Northwest Arkansas.

    The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of the Bank at December 31, 1996.



                                 Leased    Net Book Value
Description/Address              /Owned     of Property     Amount of Deposits
----------------------------     ------    --------------   ------------------




(In Thousands)

200 West Stephenson               Owned         $403              $134,068
Harrison, AR  72601


128 West Stephenson               Owned          157                    (1)
Harrison, AR  72601


Corner Central & Willow           Owned          282                    (1)
Harrison, AR  72601

Ozark Mall - Hwy. 62-65 North     Leased(2)       37                27,653
Harrison, AR  72601

324 Hwy. 62-65 Bypass             Owned          316                33,410
Harrison, AR  72601

210 South Main                    Owned          304                26,209
Berryville, AR 72616

666 Highway 62 East               Owned          673               141,507
Mountain Home, AR 72653

301 Highway 62 West               Owned          131                17,602
Yellville, AR 72687

307 North Walton Blvd.            Owned          285                21,146
Bentonville, AR 72712

3460 North College                Owned          466                20,252
Fayetteville, AR 72703

1303 West Hudson                  Owned          246                   174
Rogers, AR  72756

201 East Henri De Tonti Blvd.     Owned          265                   837
Tontitown, AR 72762

--------------

(1) Such offices do not open deposit accounts.
(2) Such property is subject to a month-to-month lease.

Item 3.  Legal Proceedings.

    Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to Vote of Security Holders.

    None.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

    The information required herein, to the extent applicable, is incorporated by reference from page 40 of the Company's 1996 Annual Report to Stockholders ("1996 Annual Report").

Item 6.  Selected Financial Data.

    The information required herein is incorporated by reference from pages 3 and 4 of the 1996 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of of Operations.

    The information required herein is incorporated by reference from pages 6 to 16 of the 1996 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

    The information required herein is incorporated by reference from page 5 and pages 17 to 38 of the 1996 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    Not Applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

    The information required herein is incorporated by reference from pages 3 to 5 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on May 7, 1997 ("Definitive Proxy Statement").

Item 11.  Executive Compensation.

    The information required herein is incorporated by reference from pages 8 to 12 of the Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The information required herein is incorporated by reference from pages 6 and 7 of the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

    The information required herein is incorporated by reference from page 11 of the Definitive Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)  Documents Filed as Part of this Report

    (1) The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

         Independent Auditors' Report
         Consolidated Statements of Financial Condition at December 31,
           1996 and 1995
         Consolidated Statements of Income for the years ended
           December 31, 1996, 1995 and 1994
         Consolidated Statements of Changes in Stockholders' Equity for
           the years ended December 31, 1996, 1995 and 1994.
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994.
         Notes to Consolidated Financial Statements.

    (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

    (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

                                Exhibit Index



                                                                          Page
                                                                          ----
2.1  Plan of Conversion                                                    *
3.1  Articles of Incorporation of First Federal Bancshares
     of Arkansas, Inc.                                                     *
3.2  Bylaws of First Federal Bancshares of Arkansas, Inc.                  *
4.0  Stock Certificate of First Federal Bancshares of Arkansas, Inc.       **
10.5 Employment Agreement between the Company, the Bank
     and Frank L. Coffman                                                  *
10.6 Employment Agreement between the Company, the Bank
      and Larry J. Brandt                                                  *
10.7 Employment Agreement between the Company, the Bank
     and Carolyn M. Thomason                                               *
13.0 1996 Annual Report to Stockholders                                    E-1
22.0 Subsidiaries of the Registrant - Reference is made to "Item 1 Business - Subsidiaries" for the required information

------------------

(*)   Incorporated herein by reference from the Company's Registration
Statement on Form S-1 (File No. 333-612) filed with the SEC.

(**) Incorporated herein by reference from the Company's Registration Statement on Form 8-A filed with the SEC.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



                        By:  /s/ Larry J. Brandt
                             -------------------------------------
                             Larry J. Brandt
                             President and Chief Operating Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Frank L. Coffman                                        March 21, 1997
-------------------------------
Frank L. Coffman
Chairman of the Board and Chief
  Executive Officer


/s/ Larry J. Brandt                                         March 21, 1997
-------------------------------
Larry J. Brandt
President and Chief
 Operating Officer


/s/ John P. Hammerschmidt                                   March 21, 1997
-------------------------------
John P. Hammerschmidt
Director


/s/ James D. Heuer                                          March 21, 1997
-------------------------------
James D. Heuer
Director


/s/ William F. Smith                                        March 21, 1997
-------------------------------
William F. Smith
Director


/s/ Tommy W. Richardson                                     March 21, 1997
-------------------------------
Tommy W. Richardson
Senior Vice President and Chief
 Financial Officer