Form 10-Q
period 1997-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1997-05-12
CIK 1006424

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM             TO
                                      -----------    -----------

                         Commission File Number 0-28312

                      FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                     Texas                              71-0785261
--------------------------------------------    ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

        200 West Stephenson
        Harrison, Arkansas                                 72601
-------------------------------------------     ------------------------------
(Address of principal executive office)                   (Zip Code)

                                 (870) 741-7641
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 1997, there were issued and outstanding 4,896,063 shares of the Registrant's Common Stock, par value $.01 per share.

                             FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.


                                       TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION                                 PAGE
----------          ------------------------                               -----


Item 1.             Consolidated Financial Statements

                    Consolidated Statements of Financial Condition (As
                    of March 31, 1997 (unaudited) and December 31, 1996)      1

                    Consolidated Statements of Income for the three
                    months ended March 31, 1997 (unaudited) and 1996
                    (unaudited)                                               2

                    Consolidated Statement of Stockholders' Equity for
                    the three months ended March 31, 1997 (unaudited)         3

                    Consolidated Statements of Cash Flows for the three
                    months ended March 31, 1997 (unaudited) and 1996
                    (unaudited)                                               4

                    Notes to Unaudited Consolidated Financial Statements      6

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       9

Part II.            Other Information
----------          ------------------------


Item 1.             Legal Proceedings                                         12
Item 2.             Changes in Securities                                     12
Item 3.             Defaults Upon Senior Securities                           12
Item 4.             Submission of Matters to a Vote of Security Holders       12
Item 5.             Other Information                                         12
Item 6.             Exhibits and Reports on Form 8-K                          12



Signatures                                                                    13

                                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                               (In Thousands)


                                                                     MARCH 31,   DECEMBER 31,
ASSETS                                                                  1997         1996
                                                                    -----------  ------------
                                                                    (UNAUDITED)
Cash and cash equivalents.........................................   $  10,665    $    6,819
Investment securities:
 Available for sale, at fair value................................         336           340
 Held to maturity, atamortized cost...............................      91,973        90,982
Federal Home Loan Bank stock......................................       3,445         3,026
Loans receivable, net.............................................     403,818       396,508
Accrued interest receivable.......................................       3,733         3,620
Real estate acquired in settlement of loans, net..................         154           154
Office properties and equipment, net..............................       5,027         3,565
Prepaid expenses and other assets.................................         614           725
                                                                    -----------  ------------
   TOTAL ASSETS...................................................   $ 519,765    $  505,739
                                                                    -----------  ------------
                                                                    -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits..........................................................   $ 431,412     $  422,858
Federal Home Loan Bank advances...................................       3,000             --
Advance payments by borrowers for taxes and insurance.............         881            806
Income taxes payable..............................................         793             --
Other liabilities.................................................       1,458          1,317
                                                                    -----------  ------------
   Total Liabilities..............................................     437,544        424,981
                                                                    -----------  ------------
STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized,
 5,153,751 shares issued, 4,896,063 shares outstanding...........           52             52
Additional paid-in capital.......................................       50,057         49,975
Unearned ESOP shares.............................................       (3,744)        (3,848)
Unrealized gain on investment securities available for sale, net
 of income taxes.................................................          214            202
Retained earnings-substantially restricted.......................       39,822         38,557
                                                                    -----------  ------------
                                                                        86,401         84,938
Treasury stock, at cost, 257,688 shares..........................       (4,180)       (4,180)
                                                                    -----------  ------------
   Total stockholders' equity....................................       82,221         80,758
                                                                    -----------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................    $ 519,765     $  505,739
                                                                    -----------  ------------
                                                                    -----------  ------------

 See notes to unaudited consolidated financial statements.

                                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                                   CONSOLIDATED STATEMENTS OF INCOME
                                (In Thousands, Except Earnings Per Share)
                                                (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
INTEREST INCOME:
 Loans receivable..........................................................  $   8,220  $   7,245
 Investment securities.....................................................      1,447      1,368
 Mortgage-backed securities................................................          5          6
 Other.....................................................................         43         85
                                                                             ---------  ---------
   Total interest income...................................................      9,715      8,704
                                                                             ---------  ---------
INTEREST EXPENSE:
 Deposits..................................................................      5,560      5,702
 Other borrowings..........................................................         13         --
                                                                             ---------  ---------
   Total interest expense..................................................      5,573      5,702
                                                                             ---------  ---------
NET INTEREST INCOME........................................................      4,142      3,002
PROVISION FOR LOAN LOSSES..................................................         --         --
NET INTEREST INCOME AFTER                                                    ---------  ---------
 PROVISION FOR LOAN LOSSES.................................................      4,142      3,002

NONINTEREST INCOME:
 Deposit fee income........................................................        190        179
 Other.....................................................................        128        112
                                                                             ---------  ---------
   Total noninterest income................................................        318        291
                                                                             ---------  ---------
NONINTEREST EXPENSES:
 Salaries and employee benefits............................................      1,265        971
 Net occupancy expense.....................................................        188        162
 Federal insurance premiums................................................         68        236
 Data processing...........................................................        205        179
 Postage and supplies......................................................         88         81
 Other.....................................................................        298        241
                                                                             ---------  ---------
   Total noninterest expenses..............................................      2,112      1,870
                                                                             ---------  ---------
INCOME BEFORE PROVISION FOR INCOME TAXES...................................      2,348      1,423
PROVISION FOR INCOME TAXES.................................................        838        480
                                                                             ---------  ---------
NET INCOME.................................................................  $   1,510  $     943
                                                                             ---------  ---------
                                                                             ---------  ---------
EARNINGS PER SHARE.........................................................  $    0.33        N/A
                                                                             ---------  ---------
                                                                             ---------  ---------
DIVIDENDS DECLARED PER SHARE...............................................  $    0.05        N/A
                                                                             ---------  ---------
                                                                             ---------  ---------

See notes to unaudited consolidated financial statements.

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                (In Thousands)
                                  (Unaudited)

                                                            Unrealized
                                                              Gain on
                                                             Securities
                                      Additional   Unearned   Available
                             Common    Paid-In       ESOP     for Sale,  Retained    Treasury
                             Stock     Capital      Shares       Net     Earnings     Stock         Total
                            -------    -------     --------    ------    --------    -------      --------
Balance, December 31, 1996   $  52     $49,975     $(3,848)     $202     $38,557     $(4,180)     $80,758

Net income                                                                 1,510                    1,510

Repayment of ESOP loan
 and related increase in
 share value                                82         104                                            186

Net change in unrealized
 gain on securities available
 for sale                                                         12                                   12

Dividends Paid                                                              (245)                    (245)
                             -----     -------     -------     -----     --------    -------      --------
Balance, March 31, 1997      $  52     $50,057     $(3,744)    $ 214     $39,822     $(4,180)     $82,221
                             -----     -------     -------     -----     --------    -------      --------
                             -----     -------     -------     -----     --------    -------      --------

See notes to unaudited consolidated financial statements.

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                              Three Months Ended March 31,
                                           ------------------------------------
                                                 1997              1996
                                           ---------------   ------------------
                                                      (In Thousands)
OPERATING ACTIVITIES:
 Net income                                      $ 1,510           $ 943
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Deferred tax provision                               16              60
 Gain on sale of real estate owned                    --              (1)
 Depreciation                                        112              96
 Accretion of deferred loan fees                    (143)           (198)
 Repayment of ESOP loan and related
  increase in share value                            186              --
 Changes in operating assets & liabilities:
   Accrued interest receivable                      (113)            (62)
   Prepaid expenses & other assets                   111            (459)
   Other liabilities                                 141             452
   Income taxes payable                              793              --
                                                 -----------      ---------
     Net cash provided by operating activities     2,613             831
                                                 -----------      ---------
INVESTING ACTIVITIES:
 Purchases of investment securities-(held to      (3,419)        (13,065)
  maturity)
 Proceeds from maturities of investment
  securities-(held to maturity)                    2,009          15,045
 Loan originations, net of repayments             (7,167)         (8,688)
 Proceeds from sales of real estate owned             --              84
 Purchases of office properties & equipment       (1,574)           (317)
                                                 -----------      ---------
   Net cash used by investing activities         (10,151)         (6,941)
                                                 -----------      ---------
FINANCING ACTIVITIES:
 Net increase in deposits                          8,554          10,156
 Advances from FHLB                                3,000              --
 Increase in advance payments by
  borrowers for taxes & insurance                     75               6
 Dividends paid                                     (245)             --
                                                 -----------      ---------
  Net cash provided by financing activities        11,384         10,162
                                                 -----------      ---------
                                                                   (Continued)

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              Three Months Ended March 31,
                                           ------------------------------------

                                                 1997              1996
                                           ---------------   ------------------

                                                      (In Thousands)

 Net increase (decrease) in cash and
  cash equivalents                                 3,846           4,052
CASH AND CASH EQUIVALENTS:
 Beginning of period                               6,819           8,845
                                               ------------    -----------
 End of period                                   $10,665         $12,897
                                               ------------    -----------
                                               ------------    -----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
   Interest                                       $5,507          $5,699
                                               ------------    -----------
                                               ------------    -----------

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
 Loans to facilitate sales of real estate owned  $    --         $    54
                                               ------------     -----------
                                               ------------     -----------
 Change in unrealized gains                      $    12         $     3
                                               ------------     -----------
                                               ------------     -----------

                                                             (Concluded)

See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

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

    The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, contained in the Corporation's 1996 Annual Report to Stockholders.

NOTE 2--PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany items have been eliminated.

NOTE 3--EARNINGS PER SHARE

    The average number of common shares used to calculate earnings per share for the three months ended March 31, 1997 was 4,511,344. Earnings per share for the three months ended March 1996 is not applicable, as the Conversion was not completed until May 3, 1996.

NOTE 4--DECLARATION OF DIVIDENDS

    On February 19, 1997 the Board of Directors initiated a quarterly cash dividend policy and declared its first cash dividend, a $.05 per share cash dividend on the common stock of the Corporation which was paid on March 17, 1997 to the stockholders of record at the close of business on March 3, 1997.

NOTE 5--INVESTMENT SECURITIES

    Investment securities consisted of the following (in thousands):

                                                                                  MARCH 31, 1997
                                                                             ------------------------
                                                                               AMORTIZED      FAIR
AVAILABLE FOR SALE                                                               COST         VALUE
---------------------------------------------------------------------------  -------------  ---------
FHLMC preferred stock......................................................    $      12    $     336
                                                                                     ---    ---------
  Total....................................................................    $      12    $     336
                                                                                     ---    ---------
                                                                                     ---    ---------

                                                                             MARCH 31, 1997
                                                                         ----------------------
                                                                          AMORTIZED     FAIR
HELD TO MATURITY                                                            COST        VALUE
-----------------------------------------------------------------------  -----------  ---------
U. S. Government and Agency obligations................................   $  91,755   $  90,384

Mortgage-backed securities -FHLMC......................................         218         227
                                                                         -----------  ---------
Total..................................................................   $  91,973   $  90,611
                                                                         -----------  ---------
                                                                         -----------  ---------

NOTE 6--LOANS RECEIVABLE

    Loans receivable consisted of the following (in thousands):

                                                                                MARCH 31, 1997
                                                                                --------------
First mortgage loans:
 One- to four- family residences..............................................    $  345,728
 Other properties.............................................................        20,734
 Construction.................................................................        17,124
 Less:
  Unearned discounts..........................................................        (1,233)
  Undisbursed loan funds......................................................        (6,727)
  Deferred loan fees, net.....................................................        (3,277)

   Total first mortgage loans.................................................       372,349
                                                                                --------------
Consumer and other loans:
 Commercial loans.............................................................         5,166
 Automobile...................................................................         7,426
 Consumer loans...............................................................         4,008
 Home equity and second mortgage..............................................        12,934
 Savings loans................................................................         1,305
 Other........................................................................         1,746
 Add deferred loan costs......................................................           127
                                                                                --------------
  Total consumer and other loans..............................................        32,712
                                                                                --------------
Allowance for loan losses.....................................................        (1,243)
                                                                                --------------
  Loans receivable, net.......................................................    $  403,818
                                                                                --------------
                                                                                --------------

    Non-accrual loans at March 31, 1997 (in thousands) were $816. All loans 90 days or more past due are reported as non-accrual.

    A summary of the activity in the allowances for loan and real estate losses is as follows (in thousands):

                                                                                            REAL
                                                                                LOANS      ESTATE
                                                                              ---------  -----------
Balance at December 31, 1996................................................  $   1,251   $  --
 Provisions for estimated losses............................................       --        --
 Recoveries.................................................................          3      --
 Losses charged off.........................................................        (11)     --
                                                                              ---------      --
Balance at March 31, 1997...................................................  $   1,243   $  --
                                                                              ---------     ---
                                                                              ---------     ---

                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    At March 31, 1997, the Corporation's assets amounted to $519.8 million as compared to $505.7 million at December 31, 1996. The $14.1 million or 2.8% increase was primarily due to an increase of $7.3 million or 1.8% in loans receivable, net, a $3.8 million or 56.4% increase in cash and cash equivalents, and a $1.5 million or 41.0% increase in office properties and equipment, net. The loans receivable increase resulted from the continued origination of loans during the three months ended March 31, 1997. Originations for the 1997 quarter consisted of $20.2 million in one- to four- family residential loans, $2.0 million in commercial loans, $3.0 million in construction loans, $5.0 million in consumer installment loans of which $2.2 million consisted of home equity loans. At March 31, 1997, the Bank had outstanding loan commitments of $2.4 million, unused lines of credit of $2.8 million, and the undisbursed portion of construction loans of $6.7 million. The increase in office properties and equipment primarily consisted of a land acquisition for future construction of a North Harrison, Arkansas full service branch facility and the purchase of an existing full service branch at Crossover Road in Fayetteville, Arkansas. Liabilities increased $12.6 million or 3.0% to $437.5 million at March 31, 1997 compared to $425.0 million at December 31, 1996. The increase in liabilities was primarily due to an increase of $8.6 million or 2.02% in deposits and a $3.0 million advance from the Federal Home Loan Bank ("FHLB") of Dallas. Stockholders' equity amounted to $82.2 million or 15.8% of total assets at March 31, 1997 compared to $80.8 million or 16.0% of total assets at December 31, 1996. The increase in stockholders' equity during the three month period was primarily due to net income of $1.5 million for the quarter, which was partially offset by dividend payments aggregating $245,000.

Results of Operations for the Three Months Ended March 31, 1997

    GENERAL. The Corporation reported net income of $1.5 million during the three months ended March 31, 1997 compared to net income of $943,000 for the same period in 1996. The conversion from a mutual association to a stock company was not completed until May 3, 1996, therefore the first quarter earnings of 1996 do not reflect the utilization of the stock conversion net proceeds. The increase of $567,000 or 60.1% in net income in the 1997 period compared to the same period in 1996 was primarily due to an increase in net interest income. The comparative period increase was partially reduced by an increase in noninterest expenses and an increase in the provision for income taxes. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in net interest income of $1.1 million or 38.0% was due to an increase in the ratio of interest-earning assets to interest-bearing liabilities to 116.8% for the 1997 period compared to 106.2% for the 1996 period. In addition, the Corporation's interest rate spread and net interest margin increased to 2.58% and 3.33%, respectively, for the 1997 period compared to 2.38% and 2.69%, respectively, for the 1996 period.

    INTEREST INCOME. Interest income amounted to $9.7 million for the three months ended March 31, 1997 compared to $8.7 million for the same period in 1996. The increase of $1.0 million or 11.6% was primarily due to an increase in the average balance of loans receivable. The increase in the average balance of loans receivable was due to continued loan demand and portfolio growth.

    INTEREST EXPENSE. Interest expense decreased $129,000 or 2.3% to $5.6 million for the three months ended March 31, 1997 compared to $5.7 million for the same period in 1996. Such decrease was primarily due to a decrease in the average rate paid on deposits.

    NONINTEREST INCOME. Noninterest income amounted to $318,000 for the three months ended March 31, 1997 compared to $291,000 for the same period in 1996. The increase of $27,000 or 9.3% was primarily due to an increase of $16,000 or 13.6% in insufficient checks fee income and an increase of $17,000 or 53.6% in servicing fees on loans.

    NONINTEREST EXPENSE. Noninterest expenses increased $242,000 or 12.9% to $2.1 million for the three months ended March 31, 1997 compared to $1.9 million for the same period in 1996. Such increase was due primarily to an increase of $294,000 or 30.3% in salaries and employee benefits and a $26,000 or 14.7% increase in data processing. Also, additional costs were incurred related to being a public company. The increase in salaries and employee benefits was due to normal merit increases, an increase in the number of employees and costs associated with the adoption of the Corporation's Employee Stock Ownership Plan. The increase in data processing was primarily due to an increase in the number of accounts. The increase in noninterest expenses was offset by a $169,000 decrease for the comparative periods in Federal Deposit Insurance Corporation premiums due to the assessment rate being reduced.

    INCOME TAXES. Income taxes amounted to $838,000 and $480,000 for the three months ended March 31, 1997 and 1996, respectively. The higher provision in the 1997 period was due to increased pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

    The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Corporation's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, maturities of investment securities, mortgage-backed securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Corporation invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Corporation has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Corporation may borrow from the FHLB of Dallas. At March 31, 1997, the Corporation had outstanding advances from the FHLB of Dallas in the amount of $3.0 million.

    As of March 31, 1997, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At March 31, 1997, the Bank's tangible, core and risk-based capital ratios amounted to 12.2%, 12.2% and 23.2%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

                                    FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.


DATE: MAY 12, 1997              BY: /S/LARRY J. BRANDT
                                  LARRY J. BRANDT
                                  PRESIDENT


DATE: MAY 12, 1997              BY: /S/TOMMY W. RICHARDSON
                                  TOMMY W. RICHARDSON
                                  CHIEF FINANCIAL OFFICER