Form 10-Q
period 1997-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1997-08-11
CIK 1006424

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _________  to ______________

                            Commission File Number 0-28312

                       FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


                      Texas                                     71-0785261
------------------------------------------------         -----------------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                           Identification Number)

             200 West Stephenson
              Harrison, Arkansas                                  72601
------------------------------------------------         -----------------------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 6, 1997, there were issued and outstanding 4,896,063 shares of the Registrant's Common Stock, par value $.01 per share.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial Condition
          (As of June 30, 1997 (unaudited) and December 31, 1996)..........   1

          Consolidated Statements of Income for the three and six months
          ended June 30, 1997 (unaudited) and 1996 (unaudited).............   2

          Consolidated Statement of Stockholders' Equity for the six
          months ended June 30, 1997 (unaudited)...........................   3

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1997 (unaudited) and 1996 (unaudited).............   4

          Notes to Unaudited Consolidated Financial Statements.............   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   9

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................  14

Item 2.   Changes in Securities............................................  14

Item 3.   Defaults Upon Senior Securities..................................  14

Item 4.   Submission of Matters to a Vote of Security Holders..............  14

Item 5.   Other Information................................................  15

Item 6.   Exhibits and Reports on Form 8-K.................................  15


SIGNATURES.................................................................  16

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In Thousands)

                                                                                   JUNE 30,         DECEMBER 31,
ASSETS                                                                               1997               1996
                                                                                ---------------  -----------------
                                                                                 (UNAUDITED)

Cash and cash equivalents....................................................  $        16,198     $     6,819
Investment securities:
  Available for sale, at fair value..........................................               --             340
  Held to maturity, at amortized cost........................................           91,019          90,982
Federal Home Loan Bank stock.................................................            3,496           3,026
Loans receivable, net........................................................          415,000         396,508
Accrued interest receivable..................................................            3,830           3,620
Real estate acquired in settlement of loans, net.............................              194             154
Office properties and equipment, net.........................................            5,134           3,565
Prepaid expenses and other assets............................................              333             725
                                                                               ---------------     -----------
    TOTAL ASSETS.............................................................  $       535,204     $   505,739
                                                                               ---------------     -----------
                                                                               ---------------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits.....................................................................  $       444,151     $   422,858
Federal Home Loan Bank advances..............................................            6,000              --
Advance payments by borrowers for taxes and insurance........................              467             806
Other liabilities............................................................            4,467           1,317
                                                                               ---------------     -----------
    Total Liabilities........................................................          455,085         424,981
                                                                               ---------------     -----------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 5,153,751
  shares issued, 4,896,063 shares outstanding................................               52              52
Additional paid-in capital...................................................           50,141          49,975
Common stock acquired by or committed to be acquired by employee stock
  benefit plans..............................................................           (6,791)         (3,848)
Unrealized gain on investment securities available for sale, net of income
  taxes......................................................................               --             202
Retained earnings-substantially restricted...................................           40,897          38,557
                                                                               ---------------     -----------
                                                                                        84,299          84,938
Treasury stock, at cost, 257,688 shares......................................           (4,180)         (4,180)
                                                                               ---------------     -----------
    Total stockholders' equity...............................................           80,119          80,758
                                                                               ---------------     -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................  $       535,204     $   505,739
                                                                               ---------------     -----------
                                                                               ---------------     -----------

    See notes to unaudited consolidated financial statements.

                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands)
                            (Unaudited)

                                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                JUNE 30,              JUNE 30,
                                                                          --------------------  --------------------
                                                                            1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------
INTEREST INCOME:
  Loans receivable......................................................  $   8,411  $   7,427  $  16,631  $  14,673
  Investment securities.................................................      1,541      1,589      2,988      2,956
  Mortgage-backed securities............................................          5          6         10         12
  Other.................................................................         91        210        134        296
                                                                          ---------  ---------  ---------  ---------
    Total interest income...............................................     10,048      9,232     19,763     17,937
                                                                          ---------  ---------  ---------  ---------
INTEREST EXPENSE:
  Deposits..............................................................      5,754      5,557     11,313     11,260
  Other borrowings......................................................         78         35         91         35
                                                                          ---------  ---------  ---------  ---------
     Total interest expense..............................................      5,832      5,592     11,404     11,295
                                                                          ---------  ---------  ---------  ---------
NET INTEREST INCOME.....................................................      4,216      3,640      8,359      6,642
PROVISION FOR LOAN LOSSES...............................................         --         --         --         --
                                                                          ---------  ---------  ---------  ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.....................       4216      3,640      8,359      6,642
                                                                          ---------  ---------  ---------  ---------
NONINTEREST INCOME:
  Gain on sales of investment securities................................        394         --        394         --
  Deposit fee income....................................................        203        197        393        375
  Other.................................................................        275        114        403        226
                                                                          ---------  ---------  ---------  ---------
      Total noninterest income..........................................        872        311      1,190        601
                                                                          ---------  ---------  ---------  ---------

NONINTEREST EXPENSES:
  Salaries and employee benefits........................................      2,105      1,029      3,371      2,000
  Net occupancy expense.................................................        201        163        389        326
  Federal insurance premiums............................................         68        238        135        473
  Provision for real estate losses......................................         10         --         10         --
  Data processing.......................................................        206        189        411        368
  Postage and supplies..................................................        100         73        189        153
  Other.................................................................        339        259        637        500
                                                                          ---------  ---------  ---------  ---------
    Total noninterest expenses..........................................      3,029      1,951      5,142      3,820
                                                                          ---------  ---------  ---------  ---------
INCOME BEFORE PROVISION FOR INCOME TAXES................................      2,059      2,000      4,407      3,423
PROVISION FOR INCOME TAXES..............................................        739        692      1,577      1,172
                                                                          ---------  ---------  ---------  ---------
NET INCOME..............................................................  $   1,320  $   1,308  $   2,830  $   2,251
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
EARNINGS PER SHARE......................................................  $    0.29  $   0.28*  $    0.63  $   0.47*
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
DIVIDENDS DECLARED PER SHARE............................................  $    0.05  $    0.00  $    0.10  $    0.00
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

* Earnings per share assumes the Corporation was a public company since January 1, 1996.

    See notes to unaudited consolidated financial statements.

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED JUNE 30, 1997
                               (In Thousands)
                                  (Unaudited)


                                                                                         UNREALIZED
                                                                                           GAIN ON
                                                                            EMPLOYEE     SECURITIES
                                                              ADDITIONAL      STOCK      AVAILABLE
                                                  COMMON        PAID-IN      BENEFIT      FOR SALE,  RETAINED   TREASURY
                                                   STOCK        CAPITAL       PLANS         NET      EARNINGS     STOCK      TOTAL
                                               -------------  -----------  -----------  -----------  ---------  ---------  ---------

Balance, December 31, 1996.................    $      52     $  49,975    $  (3,848)     $  202     $  38,557   $  (4,180) $ 80,758

Net income.................................                                                             2,830                 2,830

Repayment of ESOP loan and related increase
  in share value...........................                        174          208                                             382

Common Stock acquired or committed to be
  acquired for MRR Plan....................                         (8)      (3,968)                                         (3,976)

Recognition of MRR Plan costs..............                                     817                                             817

Net change in unrealized gain on securities
  available for sale.......................                                                 (202)                              (202)

Dividends Paid.............................                                                             (490)                  (490)
                                               ---------    -----------  -----------  -----------  ---------  ---------    --------

Balance, June 30, 1997.....................    $      52     $  50,141    $  (6,791)   $       --  $  40,897  $  (4,180)   $ 80,119
                                               ---------    -----------  -----------  -----------  ---------  ---------    --------
                                               ---------    -----------  -----------  -----------  ---------  ---------    --------

    See notes to unaudited consolidated financial statements.

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                         -------------------------
                                                                                              1997         1996
                                                                                         --------------  ---------
                                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income.............................................................................    $    2,830    $   2,251
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for real estate losses.....................................................            10           --
  Deferred tax provision...............................................................            75          134
  Gain on sale of investment securities................................................          (394)          --
  Gain on sale of real estate owned....................................................          (150)          (3)
  Gain on sale of mortgage loans originated to sell....................................            (3)          --
  Depreciation.........................................................................           230          195
  Accretion of deferred loan fees......................................................          (301)        (360)
  Repayment of ESOP loan and related increase in share value...........................           382           91
  Recognition of MRR Plan costs........................................................           817           --
  Changes in operating assets & liabilities:
    Accrued interest receivable........................................................          (210)        (362)
    Prepaid expenses & other assets....................................................           392         (277)
    Other liabilities..................................................................           342          155
                                                                                              -------    ---------
      Net cash provided by operating activities........................................         4,020        1,824
                                                                                              -------    ---------
INVESTING ACTIVITIES:
  Purchases of investment securities--held to maturity.................................       (14,516)     (38,085)
  Proceeds from sale of investment securities--available for sale......................           406           --
  Proceeds from maturities of investment securities-held to maturity...................        14,008       23,048
  Loan originations, net of repayments.................................................       (18,590)     (29,296)
  Proceeds from sales of mortgage loans originated to sell.............................           294           --
  Proceeds from sales of real estate owned.............................................            63           86
  Purchases of office properties & equipment...........................................        (1,799)        (421)
                                                                                              -------    ---------
      Net cash used by investing activities............................................       (20,134)     (44,668)
                                                                                              -------    ---------

                                                                                                        (Continued)

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
FINANCING ACTIVITIES:
  Net increase in deposits..................................................................     21,293      2,382
  Advances from FHLB........................................................................      6,000         --
  Decrease in advance payments by borrowers for taxes & insurance...........................       (339)      (336)
  Increase from issuance of common stock, net of related expenses...........................         --     45,777
  Common stock acquired for MRR Plan........................................................       (971)        --
  Dividends paid............................................................................       (490)        --
    Net cash provided by financing activities...............................................     25,493     47,823
                                                                                              ---------  ---------
Net increase in cash and cash equivalents...................................................      9,379      4,979
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................................................      6,819      8,845
                                                                                              ---------  ---------
  End of period.............................................................................  $  16,198  $  13,824
                                                                                              ---------  ---------
                                                                                              ---------  ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................................................  $  11,291  $  11,322
                                                                                              ---------  ---------
                                                                                              ---------  ---------
    Income taxes............................................................................  $   1,408  $     874
                                                                                              ---------  ---------
                                                                                              ---------  ---------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  Real estate acquired in settlement of loans...............................................  $     110  $      --
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Loans to facilitate sales of real estate owned............................................  $      --  $      54
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Change in unrealized gains................................................................  $    (202) $       4
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Obligation assumed to acquire common stock for the MRR Plan...............................  $   3,005      $  --
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                                                                                        (Concluded)

    See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

First Federal Bancshares of Arkansas, Inc. (the "Corporation") was incorporated under Texas law in January 1996 by First Federal Bank of Arkansas, FA (the "Bank") in connection with the conversion of the Bank from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the issuance of the Bank's stock to the Corporation, and the offer and sale of the Corporation's common stock by the Corporation (the "Conversion"). Upon consummation of the Conversion on May 3, 1996, the Corporation became the unitary holding company for the Bank. The financial statements presented herein that include periods prior to May 3, 1996 include the activities of the Bank prior to the Conversion.

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

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, contained in the Corporation's 1996 Annual Report to Stockholders.

NOTE 2--PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany items have been eliminated.

NOTE 3--EARNINGS PER SHARE

The average number of common shares used to calculate earnings per share for the three months ended June 30, 1997 and June 30, 1996 was 4,521,744 and 4,741,524, respectively and for the six months ended June 30, 1997 and June 30, 1996 was 4,516,572 and 4,741,487, respectively. In addition, such calculations for the 1996 periods assume that the Corporation was a public company as of January 1, 1996.

NOTE 4--DECLARATION OF DIVIDENDS

At their meeting on May 21, 1997, the Board of Directors declared a $.05 (five cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on June 25, 1997 to the stockholders of record at the close of business on June 11, 1997.

NOTE 5--INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

                                                                                                 JUNE 30, 1997
                                                                                             ----------------------
                                                                                              AMORTIZED     FAIR
HELD TO MATURITY                                                                                COST        VALUE
-------------------------------------------------------------------------------------------  -----------  ---------

U. S. Government and Agency obligations....................................................   $  90,809   $  90,292

Mortgage-backed securities--FHLMC..........................................................         210         219
                                                                                             -----------  ---------

Total......................................................................................   $  91,019   $  90,511
                                                                                             -----------  ---------
                                                                                             -----------  ---------

NOTE 6--LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):

                                                                                                     JUNE 30, 1997
                                                                                                     -------------

First mortgage loans:
  One- to four- family residences..................................................................   $   354,460
  Other properties.................................................................................        20,805
  Construction.....................................................................................        19,373
  Less:
    Unearned discounts.............................................................................        (1,214)
    Undisbursed loan funds.........................................................................        (7,391)
    Deferred loan fees, net........................................................................        (3,360)
                                                                                                     -------------
      Total first mortgage loans...................................................................       382,673
                                                                                                     -------------

Consumer and other loans:
  Commercial.......................................................................................         5,804
  Automobile.......................................................................................         7,648
  Consumer.........................................................................................         3,984
  Home equity and second mortgage..................................................................        12,901
  Savings..........................................................................................         1,438
  Other............................................................................................         1,659
  Add deferred loan costs..........................................................................           131
                                                                                                     -------------
      Total consumer and other loans...............................................................        33,565
                                                                                                     -------------
Allowance for loan losses..........................................................................        (1,238)
                                                                                                     -------------
      Loans receivable, net........................................................................   $   415,000
                                                                                                     -------------
                                                                                                     -------------

Non-accrual loans at June 30, 1997 (in thousands) were $839. All loans 90 days or more past due are recorded as non-accrual. The Bank subsequent to June 30 has classified a $4.4 million commercial real estate loan as non-accrual. The loan payment for July, 1997 was not made due to deteriorating cash flow from business operations. While the Bank is working with counsel to pursue a positive resolution to this matter, the nature and extent of a loss, if any, is not determinable at this time. To the extent that the borrowers are not able to make timely loan payments, the Bank intends to pursue various options, including the appointment of a receiver or foreclosure of the property.

A summary of the activity in the allowances for loan and real estate losses is as follows (in thousands):

                                                                                                                REAL
                                                                                                    LOANS      ESTATE
                                                                                                  ---------  -----------

Balance at December 31, 1996....................................................................  $   1,251   $    --
  Provisions for estimated losses...............................................................         --         10
  Recoveries....................................................................................          8        --
  Losses charged off............................................................................        (21)       (10)
                                                                                                  ---------    --------
Balance at June 30, 1997........................................................................  $   1,238   $     --
                                                                                                  ---------    --------
                                                                                                  ---------    --------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    At June 30, 1997, the Corporation's assets amounted to $535.2 million as compared to $505.7 million at December 31, 1996. The $29.5 million or 5.8% increase was primarily due to an increase of $18.5 million or 4.7% in loans receivable, net, a $9.4 million or 137.5% increase in cash and cash equivalents, and a $1.6 million or 44.0% increase in office properties and equipment, net. The loans receivable increase resulted from the continued origination of loans during the six months ended June 30, 1997. Originations for the six month period ended June 30, 1997 consisted of $43.0 million in one- to four- family residential loans, $3.9 million in commercial loans, $9.4 million in construction loans and $11.0 million in consumer installment loans, of which $4.5 million consisted of home equity loans. At June 30, 1997, the Bank had outstanding loan commitments of $2.5 million, unused lines of credit of $3.1 million, and the undisbursed portion of construction loans of $7.4 million. The increase in office properties and equipment primarily consisted of a land acquisition for future construction of a North Harrison, Arkansas full service branch facility and the purchase of an existing full service branch at Crossover Road in Fayetteville, Arkansas. Liabilities increased $30.1 million or 7.1% to $455.1 million at June 30, 1997 compared to $425.0 million at December 31, 1996. The increase in liabilities was primarily due to an increase of $21.3 million or 5.0% in deposits, a $6.0 million increase in advances from the Federal Home Loan Bank ("FHLB") of Dallas and a $3.0 million outstanding commitment by the Corporation to purchase stock to fund the management recognition and retention plan ("MRR Plan"). The increases in deposits and advances from the FHLB of Dallas were used to fund the net loan increase and to increase cash and cash equivalents. Stockholders' equity amounted to $80.1 million or 14.97% of total assets at June 30, 1997 compared to $80.8 million or 15.97% of total assets at December 31, 1996. The primary reason for the decrease in stockholders' equity was the cost of $4.0 million for the management recognition and retention plan shares which was partially reduced by the shares of stock vested and accrued for in the current quarter of $817,000. In addition, during the six months ended June 30, 1997 cash dividends aggregating $490,000 were paid. The decline in stockholders' equity was offset by $2.8 million of net income for the six months ended June 30, 1997.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    GENERAL. The Corporation reported net income of $1.3 million during the three months ended June 30, 1997 compared to net income of $1.3 million for the same period in 1996. The conversion from a mutual association to a stock company was not completed until May 3, 1996, therefore the three month period earnings in 1996 do not reflect a complete quarter's utilization of the stock conversion net proceeds. The net income for the three month comparative period remained relatively unchanged even though the components of earnings changed. Net interest income increased $576,000 or 15.8% due to an increase in the ratio of interest-earning assets to interest-bearing liabilities to 116.5% for the 1997 period compared to 111.1% for the 1996 period. In addition, the Corporation's interest rate spread and net interest margin increased to 2.54% and 3.29%, respectively, for the 1997 period compared to 2.51% and 3.03%, respectively, for the 1996 period. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in noninterest expense exceeded the increase in noninterest income. These and other significant fluctuations in operations are discussed below.

    INTEREST INCOME. Interest income amounted to $10.0 million for the three months ended June 30, 1997 compared to $9.2 million for the same period in 1996. The increase of $800,000 or 8.8% was primarily due to an increase in the average balance of loans receivable. The increase in the average balance of loans receivable was due to continued loan demand and portfolio growth.

    INTEREST EXPENSE. Interest expense increased $200,000 or 4.3% to $5.8 million for the three months ended June 30, 1997 compared to $5.6 million for the same period in 1996. Such increase was primarily due to an increase in the average balance of deposits as well as an increase in the average rate paid on other borrowings.

    NONINTEREST INCOME. Noninterest income amounted to $872,000 for the three months ended June 30, 1997 compared to $311,000 for the same period in 1996. The increase of $561,000 or 180.4% was primarily due to a gain of $394,000 on the sale of Federal Home Loan Mortgage Corporation ("FHLMC") stock, which was previously classified as an available for sale investment, and to the current recognition of $145,000 on previously deferred profit on the sale of real estate owned.

    NONINTEREST EXPENSE. Noninterest expenses increased $1.1 million or 55.3% between the 1997 and 1996 three month periods. Such increase was due primarily to increases in salaries and employee benefits, including costs associated with the adoption and implementation of the Corporation's employee stock ownership plan and the Corporation's management recognition and retention plan, additional costs attributable to being a public company, advertising costs related to targeting special promotions and branch openings and occupancy costs due to branch expansions. Such increases were partially offset by a decline in the quarterly deposit insurance premiums in the amount of $170,000 or 71.4% from $238,000 to $68,000 for the three month period June 30, 1996 and 1997, respectively. The increase in salaries and employee benefits consisted primarily of a $754,000 expense related to the grant and immediate vesting of 20% of the shares of stock awarded to the Bank's executive officers and directors pursuant to the management recognition and retention plan adopted by the Corporation's shareholders at the annual meeting on May 7, 1997. In addition, in accordance with a 20% per year vesting schedule, the quarter ended June 30, 1997 also included $63,000 in accrued costs for the shares that will vest in May 1998. The future management recognition and retention plan expense for currently awarded shares should be significantly reduced to approximately $190,000 per quarter as compared to $817,000 for the current quarter. However, such expense can be affected by certain acceleration clauses contained in the plan which are outside of the Corporation's control.

Salary and benefit costs also increased by $85,000 for the current quarter over the previous year comparable period due to accounting recognition of costs associated with the release of unallocated shares from the employee stock ownership plan. The increase in salaries and employee benefits was also due to normal salary and merit increases as well as an increase in personnel resulting from expansion of the Bank's operations.

    INCOME TAXES. Income taxes amounted to $739,000 and $692,000 for the three months ended June 30, 1997 and 1996, respectively. The higher provision in the 1997 period was due to increased pre-tax income and to a higher effective tax rate of 35.9% for the 1997 period compared to 34.6% for the 1996 period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    GENERAL. The Corporation reported net income of $2.8 million during the six months ended June 30, 1997 compared to $2.2 million for the same period in 1996. The increase of $600,000 or 25.7% in net income in the 1997 period compared to the same period in 1996 was due to an increase in net interest income, the sale of an investment held as available for sale, the current recognition of a previously deferred profit on the sale of real estate owned and a decline in the deposit insurance premiums. Such increases were partially offset by an increase in noninterest expenses primarily due to an increase in salaries and employee benefits and income taxes. The increase in net interest income of $1.7 million or 25.9% was due to an increase in the ratio of interest-earning assets to interest bearing liabilities to 116.6% for the 1997 period compared to 109.2% for the 1996 period. In addition, the Corporation's interest rate spread and net interest margin increased to 2.56% and 3.31%, respectively, for the 1997 period compared to 2.41% and 2.86%, respectively, for the 1996 period.

    INTEREST INCOME. Interest income amounted to $19.8 million for the six months ended June 30, 1997 compared to $17.9 million for the same period in 1996. The increase of $1.9 million or 10.2% was primarily due to an increase in the average balance of loans receivable which was due to continued loan demand and portfolio growth. Such increase was partially offset by a decline in the average balance of investment securities, due to maturities and calls of such investments, and overnight deposits. Such increase was also affected by a slight decline in the average rate earned on loans receivable and a slight increase in the average rate earned on investment securities.

    INTEREST EXPENSE. Interest expense increased $100,000 or 1.0% to $11.4 million for the six months ended June 30, 1997 compared to $11.3 million for the same period in 1996. Such increase was due to an increase in the average balance of deposits which was substantially offset by a decrease in the rate paid on such liabilities from 5.36% during the six months ended June 30, 1996 to 5.26% for the same period in 1997. Also, interest expense increased due to an increase in the average balance of FHLB of Dallas advances.

    NONINTEREST INCOME. Noninterest income amounted to $1.2 million for the six months ended June 30, 1997 compared to $600,000 for the same period in 1996. The increase of

$600,000 or 98.0% was primarily due to a gain of $394,000 on the sale of FHLMC stock, which was previously classified as an available for sale investment, and to the current recognition of $145,000 on previously deferred profit on the sale of real estate owned.

    NONINTEREST EXPENSE. Noninterest expenses increased $1.3 million or 34.6% between the 1997 and 1996 six month periods. Such increase was due primarily to increases in salaries and employee benefits, including costs associated with the adoption and implementation of the Corporation's employee stock ownership plan and the Corporation's management recognition and retention plan, additional costs attributable to being a public company, advertising costs related to targeting special promotions and branch openings and occupancy costs due to branch expansions. Such increases were partially offset by a decline in the deposit insurance premiums in the amount of $338,000 or 71.4% from $473,000 to $135,000 for the six month period June 30, 1996 and 1997, respectively. The increase in salaries and employee benefits consisted primarily of a $754,000 expense related to the grant and immediate vesting of 20% of the shares of stock awarded to the Bank's executive officers and directors pursuant to the management recognition and retention plan. In addition, in accordance with a 20% per year vesting schedule, the period ended June 30, 1997 also included $63,000 in accrued costs for the shares that will vest in May 1998. Salary and benefit costs also increased by $253,000 for the six month period over the previous year comparable period due to accounting recognition of costs associated with the release of unallocated shares from the employee stock ownership plan. The increase in salaries and employee benefits was also due to normal salary and merit increases as well as an increase in personnel resulting from expansion of the Bank's operations.

    INCOME TAXES. Income taxes amounted to $1.6 million and $1.2 million for the six months ended June 30, 1997 and 1996, respectively, resulting in effective tax rates of 35.8% and 34.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Corporation's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, maturities of investment securities, mortgage-backed securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Corporation invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Corporation has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Dallas. At June 30, 1997, the Bank had outstanding advances from the FHLB of Dallas in the amount of $6.0 million. Such advances were used in the Bank's normal operations and investing activities.

    As of June 30, 1997, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 1997, the Bank's tangible, core and risk-based capital ratios amounted to 12.0%, 12.0% and 23.1%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

Item 2.       Changes in Securities
              ---------------------
              Not applicable.

Item 3.       Defaults Upon Senior Securities
              -------------------------------
              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              On May 7, 1997, the Corporation held an
              annual meeting of stockholders for the
              following purposes:

                 (1) To elect Larry J. Brandt as a director for a term of one year, James D.
              Heuer and William F. Smith as directors for terms of two years and Frank L.
              Coffman, Jr. and John P. Hammerschmidt as directors for terms of three years;

                 (2) To adopt the Corporation's 1997 Stock Option Plan;

                 (3) To adopt the Corporation's Recognition and Retention Plan and Trust; and

                 (4) To ratify the appointment by the Board of Directors of Deloitte & Touche LLP
              as the Corporation's independent auditors for the year ending December 31,
              1997.


    The results of the voting are as set forth below:

    Proposal One (Election of Directors):

                                                                 AGAINST/
NAME                                                   FOR       WITHHELD
----                                               ----------  ------------

Larry J. Brandt...................................   4,579,754      42,730

James D. Heuer....................................   4,566,630      55,854

William F. Smith..................................   4,568,155      54,329

Frank L. Coffman, Jr..............................   4,568,854      53,630

John P. Hammerschmidt.............................   4,560,230      62,254

    Proposal Two (Adoption of the Corporation's 1997 Stock Option Plan):

                 FOR                AGAINST      ABSTAIN     NOT VOTED
                 ---------------  -----------  -----------  ------------

                 2,973,629          388,792       46,969     1,213,094

    Proposal Three (Adoption of the Corporation's Recognition and Retention Plan and Trust):

                 FOR                AGAINST      ABSTAIN     NOT VOTED
                 ---------------  -----------  -----------  ------------

                 2,621,324          782,330       48,159     1,170,671


    Proposal Four (Ratification of Auditors):

                 FOR                AGAINST      ABSTAIN
                 ---------------  -----------  -----------

                 4,561,634           33,925       26,925

Item 5.           Other Information
                  -----------------
                  None.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.


Date:       August 6, 1997      By: /s/Larry J. Brandt
                                   --------------------------------------
                                   Larry J. Brandt
                                   President

Date:       August 6, 1997      By: /s/Tommy W. Richardson
                                   --------------------------------------
                                   Tommy W. Richardson
                                   Chief Financial Officer