Form 10-Q
period 1997-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1997-11-10
CIK 1006424

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                               OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                      -----------    -----------

                   Commission File Number 0-28312

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
        -----------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                   Texas                          71-0785261
   -------------------------------------     -----------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)       Identification Number)


           200 West Stephenson
            Harrison, Arkansas                       72601
   --------------------------------------    -----------------------
   (Address of principal executive office)         (Zip Code)


                              (870) 741-7641
         -----------------------------------------------------
         (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 6, 1997, there were issued and outstanding 4,896,063 shares of the Registrant's Common Stock, par value $.01 per share.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----

Part I.    Financial Information

Item 1.    Consolidated Financial Statements

           Consolidated Statements of Financial Condition (As of
           September 30, 1997 (unaudited) and December 31, 1996)          1

           Consolidated Statements of Operations for the three
           and nine months ended September 30, 1997 (unaudited)
           and 1996 (unaudited)                                           2

           Consolidated Statement of Stockholders' Equity for
           the nine months ended September 30, 1997 (unaudited)           3

           Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1997 (unaudited) and 1996
           (unaudited)                                                    4

           Notes to Unaudited Consolidated Financial Statements           6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9

Part II.   Other Information

Item 1.    Legal Proceedings                                             14

Item 2.    Changes in Securities                                         14

Item 3.    Defaults Upon Senior Securities                               14

Item 4.    Submission of Matters to a Vote of Security Holders           14

Item 5.    Other Information                                             14

Item 6.    Exhibits and Reports on Form 8-K                              14

Signatures                                                               15

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                                                    1997           1996
------------------------------------------------------------------------------------  -------------  ------------
                                                                                       (UNAUDITED)
Cash and cash equivalents...........................................................   $    15,307    $    6,819
Investment securities:
  Available for sale, at fair value.................................................       --                340
  Held to maturity, at amortized cost...............................................        94,560        90,982
Federal Home Loan Bank stock........................................................         3,549         3,026
Loans receivable, net...............................................................       424,114       396,508
Accrued interest receivable.........................................................         3,957         3,620
Real estate acquired in settlement of loans, net....................................           194           154
Office properties and equipment, net................................................         5,137         3,565
Prepaid expenses and other assets...................................................           301           725
                                                                                      -------------  ------------
      TOTAL ASSETS..................................................................   $   547,119    $  505,739
                                                                                      -------------  ------------
                                                                                      -------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits............................................................................   $   451,034    $  422,858
Federal Home Loan Bank advances.....................................................        10,000        --
Advance payments by borrowers for taxes and insurance...............................           794           806
Other liabilities...................................................................         3,823         1,317
                                                                                      -------------  ------------
      Total Liabilities.............................................................       465,651       424,981
                                                                                      -------------  ------------
STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued.............
Common stock, $.01 par value, 20,000,000 shares authorized, 5,153,751 shares issued,
  4,896,063 shares outstanding......................................................            52            52
Additional paid-in capital..........................................................        50,180        49,975
Common stock acquired by or committed to be acquired by employee stock benefit
  plans.............................................................................        (6,499)       (3,848)
Unrealized gain on investment securities available for sale, net of income taxes....       --                202
Retained earnings-substantially restricted..........................................        41,915        38,557
                                                                                      -------------  ------------
                                                                                            85,648        84,938
Treasury stock, at cost, 257,688 shares.............................................        (4,180)       (4,180)
                                                                                      -------------  ------------
      Total stockholders' equity....................................................        81,468        80,758
                                                                                      -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................   $   547,119    $  505,739
                                                                                      -------------  ------------
                                                                                      -------------  ------------

           See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                         --------------------  --------------------
                                                                           1997       1996       1997       1996
                                                                         ---------  ---------  ---------  ---------
INTEREST INCOME:
  Loans receivable.....................................................  $   8,458  $   7,784  $  25,089  $  22,456
  Investment securities................................................      1,565      1,729      4,553      4,685
  Mortgage-backed securities...........................................          4          5         14         17
  Other................................................................        199         82        333        378
                                                                         ---------  ---------  ---------  ---------
  Total interest income................................................     10,226      9,600     29,989     27,536
                                                                         ---------  ---------  ---------  ---------
INTEREST EXPENSE:
  Deposits.............................................................      6,009      5,556     17,322     16,815
  Other borrowings.....................................................        144     --            235         35
                                                                         ---------  ---------  ---------  ---------
      Total interest expense...........................................      6,153      5,556     17,557     16,850
                                                                         ---------  ---------  ---------  ---------
NET INTEREST INCOME....................................................      4,073      4,044     12,432     10,686
PROVISION FOR LOAN LOSSES..............................................     --         --         --         --
                                                                         ---------  ---------  ---------  ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....................      4,073      4,044     12,432     10,686
                                                                         ---------  ---------  ---------  ---------
NONINTEREST INCOME:
  Gain on sales of investment securities...............................     --         --            394     --
  Deposit fee income...................................................        207        189        600        565
  Other................................................................        153        118        556        343
                                                                         ---------  ---------  ---------  ---------
      Total noninterest income.........................................        360        307      1,550        908
                                                                         ---------  ---------  ---------  ---------
NONINTEREST EXPENSES:
  Salaries and employee benefits.......................................      1,480      1,159      4,851      3,159
  Net occupancy expense................................................        205        170        594        495
  Federal insurance premiums...........................................         67        243        203        717
  SAIF special assessment..............................................     --          2,611     --          2,611
  Provision for real estate losses.....................................     --              8         10          8
  Data processing......................................................        192        187        603        555
  Postage and supplies.................................................         77         65        265        218
  Other................................................................        353        295        990        795
                                                                         ---------  ---------  ---------  ---------
      Total noninterest expenses.......................................      2,374      4,738      7,516      8,558
                                                                         ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES........................      2,059       (387)     6,466      3,036
PROVISION (BENEFIT) FOR INCOME TAXES...................................        748       (127)     2,325      1,045
                                                                         ---------  ---------  ---------  ---------
NET INCOME (LOSS)......................................................  $   1,311  $    (260) $   4,141  $   1,991
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
EARNINGS (LOSS) PER SHARE..............................................  $    0.29  $   (0.05)* $    0.92 $   0.42*
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
DIVIDENDS DECLARED PER SHARE...........................................  $    0.06  $    0.00  $    0.16  $    0.00
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

* Earnings per share assumes the Corporation was a public company since January 1, 1996.

           See notes to unaudited consolidated financial statements.

              FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (In Thousands)
                               (Unaudited)


                                                                                   UNREALIZED
                                                                                    GAIN ON
                                                                       EMPLOYEE    SECURITIES
                                                         ADDITIONAL     STOCK       AVAILABLE
                                               COMMON     PAID-IN      BENEFIT      FOR SALE,    RETAINED   TREASURY
                                                STOCK     CAPITAL       PLANS          NET       EARNINGS     STOCK      TOTAL
                                               -------  -----------  -----------  -------------  ---------  ---------  ---------
Balance, December 31, 1996...................    $52      $49,975      $(3,848)       $ 202       $38,557    $(4,180)    $80,758

Net income...................................                                                       4,141                  4,141

Repayment of ESOP loan and related increase
  in share value.............................                 289          312                                               601

Common Stock acquired or committed to be
  acquired for MRR Plan......................                 (84)      (3,968)                                           (4,052)

Recognition of MRR Plan costs................                            1,005                                             1,005

Net change in unrealized gain on securities
  available for sale.........................                                          (202)                                (202)

Dividends paid...............................                                                        (783)                  (783)
                                               -------  -----------  -----------  -------------  ---------  ---------  ---------
Balance, September 30, 1997..................    $52      $50,180      $(6,499)       $  --       $41,915    $(4,180)    $81,468
                                               -------  -----------  -----------  -------------  ---------  ---------  ---------
                                               -------  -----------  -----------  -------------  ---------  ---------  ---------


    See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                         ----------------------
                                                                                            1997        1996
                                                                                         ----------  ----------
OPERATING ACTIVITIES:
  Net income...........................................................................  $    4,141  $    1,991
    Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for real estate losses...................................................          10           8
    Deferred tax provision.............................................................          30          89
    Gain on sale of investment securities..............................................        (394)        --
    Gain on sale of real estate owned..................................................        (150)         (5)
    Gain on sale of mortgage loans originated to sell..................................         (18)        --
    Depreciation.......................................................................         345         297
    Accretion of deferred loan fees....................................................        (456)       (505)
    Repayment of ESOP loan and related increase in share value.........................         601         236
    Recognition of MRR Plan costs......................................................       1,005         --
    Changes in operating assets & liabilities:
      Accrued interest receivable......................................................        (337)       (419)
      Prepaid expenses & other assets..................................................         424      (1,193)
      Other liabilities................................................................         514       2,809
                                                                                         ----------  ----------
        Net cash provided by operating activities......................................       5,715       3,308
                                                                                         ----------  ----------
INVESTING ACTIVITIES:
    Purchases of investment securities-held to maturity................................     (36,152)    (40,129)
    Proceeds from sale of investment securities
    -available for sale                                                                         406         --
    Proceeds from maturities of investment securities-held to maturity.................      32,050      32,038
    Loan originations, net of repayments...............................................     (28,476)    (45,030)
    Proceeds from sales of mortgage loans originated to sell...........................       1,234         --
    Proceeds from sales of real estate owned...........................................          63          88
    Purchases of office properties & equipment.........................................      (1,917)       (868)
                                                                                         ----------  ----------
    Net cash used by investing activities..............................................     (32,792)    (53,901)
                                                                                         ----------  ----------

                                                                   (Continued)

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
OPERATING ACTIVITIES:
FINANCING ACTIVITIES:
    Net increase in deposits................................................................     28,176      4,302
    Advances from FHLB......................................................................     10,000        --
    Decrease in advance payments by borrowers for taxes & insurance.........................        (12)      (121)
    Increase from issuance of common stock, net of related expenses.........................        --      45,777
    Common stock acquired for MRR Plan......................................................     (1,816)       --
    Dividends paid..........................................................................       (783)       --
                                                                                              ---------  ---------
      Net cash provided by financing activities.............................................     35,565     49,958
                                                                                              ---------  ---------
Net increase (decrease) in cash and cash equivalents........................................      8,488       (635)
CASH AND CASH EQUIVALENTS:
    Beginning of period.....................................................................      6,819      8,845
                                                                                              ---------  ---------
    End of period...........................................................................  $  15,307  $   8,210
                                                                                              ---------  ---------
                                                                                              ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
      Interest..............................................................................  $  17,348  $  16,873
                                                                                              ---------  ---------
                                                                                              ---------  ---------
      Income taxes..........................................................................  $   2,133  $   1,724
                                                                                              ---------  ---------
                                                                                              ---------  ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Real estate acquired in settlement of loans.............................................  $     110  $      41
                                                                                              ---------  ---------
                                                                                              ---------  ---------
    Loans to facilitate sales of real estate owned..........................................  $  --      $      54
                                                                                              ---------  ---------
                                                                                              ---------  ---------
    Change in unrealized gains..............................................................  $    (202) $      27
                                                                                              ---------  ---------
                                                                                              ---------  ---------
    Obligation assumed to acquire common stock for the MRR Plan.............................  $   2,236  $  --
                                                                                              ---------  ---------
                                                                                              ---------  ---------

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

    The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, contained in the Corporation's 1996 Annual Report to Stockholders.

NOTE 2--PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany items have been eliminated.

NOTE 3--EARNINGS PER SHARE

    The average number of common shares used to calculate earnings per share for the three months ended September 30, 1997 and September 30, 1996 was 4,532,143 and 4,748,228, respectively, and for the nine months ended September 30, 1997 and September 30, 1996 was 4,521,820 and 4,743,751, respectively. In addition, such calculations for the 1996 periods assume that the Corporation was a public company as of January 1, 1996.

NOTE 4--DECLARATION OF DIVIDENDS

    At their meeting on August 27, 1997, the Board of Directors declared a $.06 (six cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on September 26, 1997 to the stockholders of record at the close of business on September 12, 1997.

NOTE 5--INVESTMENT SECURITIES

    Investment securities consisted of the following (in thousands):

                                                                                               SEPTEMBER 30, 1997
                                                                                             ----------------------
                                                                                              AMORTIZED     FAIR
HELD TO MATURITY                                                                                COST        VALUE
-------------------------------------------------------------------------------------------  -----------  ---------
U. S. Government and Agency obligations....................................................   $  94,359   $  94,378
Mortgage-backed securities--FHLMC..........................................................         201         207
                                                                                             -----------  ---------
      Total................................................................................   $  94,560   $  94,585
                                                                                             -----------  ---------
                                                                                             -----------  ---------

NOTE 6--LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):

                                                                                                SEPTEMBER 30, 1997
                                                                                                ------------------
First mortgage loans:
  One- to four- family residences.............................................................     $    361,917
  Other properties............................................................................           21,054
  Construction................................................................................           22,204
  Less:
    Unearned discounts........................................................................           (1,193)
    Undisbursed loan funds....................................................................           (9,384)
    Deferred loan fees, net...................................................................           (3,360)
                                                                                                       --------
      Total first mortgage loans..............................................................          391,238
                                                                                                       --------
Consumer and other loans:
  Commercial..................................................................................            5,378
  Automobile..................................................................................            8,213
  Consumer....................................................................................            4,186
  Home equity and second mortgage.............................................................           12,994
  Savings.....................................................................................            1,214
  Other.......................................................................................            1,973
  Add deferred loan costs.....................................................................              140
                                                                                                       --------
      Total consumer and other loans..........................................................           34,098
                                                                                                       --------
Allowance for loan losses.....................................................................           (1,222)
                                                                                                       --------
      Loans receivable, net...................................................................     $    424,114
                                                                                                       --------
                                                                                                       --------

    Non-accrual loans at September 30, 1997 were $5.0 million. All loans 90 days or more past due are recorded as non-accrual. The Bank has classified a $4.4 million commercial real estate loan as non-accrual. While the Bank is working with counsel to pursue a positive resolution to this matter, the nature and extent of a loss, if any, is not determinable at this time. The borrower is currently negotiating a sale of the property to a third party.

    A summary of the activity in the allowances for loan and real estate losses is as follows (in thousands):

                                                                                          REAL
                                                                               LOANS     ESTATE
                                                                             ---------  ---------
Balance at December 31, 1996...............................................  $   1,251  $  --
Provisions for estimated losses............................................     --             10
Recoveries.................................................................         11     --
Losses charged off.........................................................        (40)       (10)
                                                                             ---------  ---------
Balance at September 30, 1997..............................................  $   1,222  $  --
                                                                             ---------  ---------
                                                                             ---------  ---------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    At September 30, 1997, the Corporation's assets amounted to $547.1 million as compared to $505.7 million at December 31, 1996. The $41.4 million or 8.2% increase was primarily due to an increase of $27.6 million or 7.0% in loans receivable, net, a $8.5 million or 124.5% increase in cash and cash equivalents, and a $1.6 million or 44.1% increase in office properties and equipment, net. The loans receivable increase resulted from the continued origination of loans during the nine months ended September 30, 1997. Originations for the nine month period ended September 30, 1997 consisted of $66.3 million in one- to four-family residential loans, $7.0 million in commercial loans, $17.5 million in construction loans and $17.5 million in consumer installment loans, of which $6.7 million consisted of home equity loans. At September 30, 1997, the Bank had outstanding loan commitments of $5.3 million, unused lines of credit of $3.3 million, and the undisbursed portion of construction loans of $9.4 million. The increase in office properties and equipment primarily consisted of a land acquisition for future construction of a North Harrison, Arkansas full service branch facility and the purchase of an existing full service branch on Crossover Road in Fayetteville, Arkansas. Liabilities increased $40.7 million or 9.6% to $465.7 million at September 30, 1997 compared to $425.0 million at December 31, 1996. The increase in liabilities was primarily due to an increase of $28.2 million or 6.7% in deposits, a $10.0 million increase in advances from the Federal Home Loan Bank ("FHLB") of Dallas and a $2.2 million outstanding commitment by the Corporation to purchase stock to fund the management recognition and retention plan ("MRR Plan"). The increases in deposits and advances from the FHLB of Dallas were used to fund the net loan increase and to increase cash and cash equivalents. Stockholders' equity amounted to $81.5 million or 14.89% of total assets at September 30, 1997 compared to $80.8 million or 15.97% of total assets at December 31, 1996. The increase in stockholders' equity was primarily due to net income in the amount of $4.1 million. The increase in stockholders' equity was offset by the cost of $4.0 million for the management recognition and retention plan shares which was partially reduced by the shares of stock vested and accrued for in the current fiscal year of $1.0 million. In addition, during the nine months ended September 30, 1997 cash dividends aggregating $783,000 were paid.

    Non-accrual loans at September 30, 1997 were $5.0 million. All loans 90 days or more past due are recorded as non-accrual. The Bank has classified a $4.4 million commercial real estate loan as non-accrual. While the Bank is working with counsel to pursue a positive resolution to this matter, the nature and extent of a loss, if any, is not determinable at this time. The borrower is currently negotiating a sale of the property to a third party.

    Results of Operations for the Three Months Ended September 30, 1997 and
1996

    GENERAL. The Corporation reported net income of $1.3 million during the three months ended September 30, 1997 compared to a net loss of $260,000 for the same period in 1996. The increase of $1.6 in net income in the 1997 period compared to the same period in 1996 was due primarily to legislation passed in 1996 by Congress to recapitalize the Savings Association Insurance Fund ("SAIF"). As a result of such legislation, the Corporation recorded a one-time pre-tax charge against 1996 third quarter earnings of $2.6 million with a $1.7 million after-tax affect. Net interest income remained relatively unchanged. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread decreased to 2.34% for the 1997 period compared to 2.51% for the 1996 period. Noninterest income, noninterest expense excluding the 1996 SAIF special assessment, and income taxes increased. These and other significant fluctuations in operations are discussed below.

    INTEREST INCOME. Interest income amounted to $10.2 million for the three months ended September 30, 1997 compared to $9.6 million for the same period in 1996. The increase of $600,000 or 6.5% was primarily due to an increase in the average balance of loans receivable. The increase in the average balance of loans receivable was due to continued loan demand and portfolio growth. Such increase was partially offset by a decline in the average rate earned on such assets due primarily to the origination of loans at market interest rates which are currently lower than the average yield of the Bank's loan portfolio. The average balance in investment securities declined due to maturities and calls of such securities. Such proceeds were reinvested into loans and cash equivalents.

    INTEREST EXPENSE. Interest expense increased $600,000 or 10.7% to $6.2 million for the three months ended September 30, 1997 compared to $5.6 million for the same period in 1996. Such increase was primarily due to an increase in the average balance of deposits as well as an increase in interest paid on other borrowings.

    NONINTEREST INCOME. Noninterest income amounted to $360,000 for the three months ended September 30, 1997 compared to $307,000 for the same period in 1996. The increase of $53,000 or 17.3% was primarily due to an increase of $23,000 or 50.9% in loan related income and an increase of $18,000 or 9.5% in deposit fee income.

    NONINTEREST EXPENSE. Noninterest expenses, excluding the SAIF special assessment of $2.6 million, increased $246,000 or 11.6% between the 1997 and 1996 three month periods. Such increase was due primarily to increases in salaries and employee benefits, including costs associated with the adoption and implementation of the Corporation's employee stock ownership plan and the Corporation's management recognition and retention plan, advertising costs related to targeting special promotions and branch openings and occupancy costs due to branch expansions. Such increases were partially offset by a decline in the quarterly deposit insurance premiums, excluding the SAIF special assessment, in the amount of $176,000 or 72.4% from

$243,000 to $67,000 for the three month period September 30, 1996 and 1997, respectively. The increase in salaries and employee benefits consisted primarily of a $190,000 expense related to the management recognition and retention plan. The recognition of costs associated with the release of unallocated shares from the employee stock ownership plan increased by $50,000 or 33.9% from $147,000 to $196,000 for the three month period September 30, 1996 and 1997 due to. The increase in salaries and employee benefits was also due to normal salary and merit increases as well as an increase in personnel resulting from expansion of the Bank's operations. Advertising costs which are included as other noninterest expenses are related to targeting special promotions and branch openings increased to $77,000 compared to $35,000 for the previous year comparable quarter. Occupancy expenses were $205,000 and $170,000 for the three month period ended September 30, 1997 and 1996, respectively, resulting in a $35,000 or 20.7% increase. Such increase was primarily due to branch expansions.

    The SAIF special assessment of $2.6 million, accrued in September, 1996, was due to legislation passed by Congress that imposed on SAIF members a one-time assessment to recapitalize the SAIF. The decline in deposit insurance premiums is a direct result of this one-time assessment paid in 1996.

    INCOME TAXES. Income taxes amounted to a tax provision of $748,000 and a tax benefit of $127,000 for the three months ended September 30, 1997 and 1996, respectively. The tax provision in the 1997 period resulted in an effective tax rate of 36.3%. The tax benefit of $127,000 for the 1996 period was due to a net loss for the quarter due to the one-time SAIF special assessment.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    GENERAL. The Corporation reported net income of $4.1 million during the nine months ended September 30, 1997 compared to $2.0 million for the same period in 1996. The increase of $2.1 million or 108.1% in net income in the 1997 period compared to the same period in 1996 was due to an increase in net interest income, the sale of an investment held as available for sale, the current recognition of a previously deferred profit on the sale of real estate owned and a decline in the deposit insurance premiums due to the 1996 SAIF special assessment. Such changes were partially offset by an increase in noninterest expenses primarily due to increases in salaries and employee benefits, income taxes, advertising costs related to targeting special promotions and branch openings, and occupancy costs due to branch expansions. The increase in net interest income of $1.7 million or 16.3% was due to an increase in the ratio of interest-earning assets to interest-bearing liabilities to 116.4% for the 1997 period compared to 111.6% for the 1996 period. In addition, the Corporation's interest rate spread and net interest margin increased to 2.48% and 3.23%, respectively, for the 1997 period compared to 2.46% and 3.01%, respectively, for the 1996 period.

    INTEREST INCOME. Interest income amounted to $30.0 million for the nine months ended September 30, 1997 compared to $27.5 million for the same period in 1996. The increase of $2.5 million or 8.9% was primarily due to an increase in the average balance of loans receivable which was due to continued loan demand and portfolio growth. Such increase was partially offset by a decline in the average balance of investment securities, due to maturities and calls of such investments. Such increase was also affected by a slight decline in the average rate earned on loans receivable and a slight increase in the average rate earned on investment securities.

    INTEREST EXPENSE. Interest expense increased $700,000 or 4.2% to $17.6 million for the nine months ended September 30, 1997 compared to $16.9 million for the same period in 1996. Such increase was due to an increase in the average balance of deposits which was offset by a slight decrease in the rate paid on such liabilities from 5.34% during the nine months ended September 30, 1996 to 5.29% for the same period in 1997. Also, interest expense increased due to an increase in the average balance of FHLB of Dallas advances.

    NONINTEREST INCOME. Noninterest income amounted to $1.6 million for the nine months ended September 30, 1997 compared to $900,000 for the same period in 1996. The increase of $700,000 or 70.7% was primarily due to a gain of $394,000 on the sale of FHLMC stock, which was previously classified as an available for sale investment, and to the current recognition of $145,000 on previously deferred profit on the sale of real estate owned.

    NONINTEREST EXPENSE. Noninterest expenses, excluding the SAIF special assessment of $2.6 million, increased $1.6 million or 26.4% between the 1997 and 1996 nine month periods. Such increase was due primarily to increases in salaries and employee benefits, including costs associated with the adoption and implementation of the Corporation's employee stock ownership plan and the Corporation's management recognition and retention plan, additional costs attributable to being a public company, advertising costs related to targeting special promotions and branch openings and occupancy costs due to branch expansions. Such increases were partially offset by a decline in the deposit insurance premiums, excluding the SAIF special assessment, in the amount of $514,000 or 71.7% from $717,000 to $203,000 for the nine month period September 30, 1996 and 1997, respectively. The increase in salaries and employee benefits consisted primarily of a $754,000 expense related to the grant and immediate vesting of 20% of the shares of stock awarded to the Bank's executive officers and directors pursuant to the management recognition and retention plan. In addition, in accordance with a 20% per year vesting schedule, the nine month period ended September 30, 1997 also included $252,000 in accrued costs for the shares that will vest in May 1998. Salary and benefit costs also increased by $302,000 for the 1997 nine month period over the previous year comparable period due to recognition of costs associated with the release of unallocated shares from the employee stock ownership plan. Other increases in salaries and employee benefits were due to normal salary and merit increases as well as an increase in personnel resulting from expansion of the Bank's operations. Advertising costs amounted to $205,000 for the nine months ended September 30, 1997 compared to $126,000 for the same period in 1996. The increase of $79,000 or 62.1% was primarily due to costs related to targeting special promotions and to branch openings. Occupancy costs at September 30, 1997 and 1996 were $594,000 and $495,000, respectively. Such increase of $99,000 or 20.0% was primarily due to branch expansions.

    The SAIF special assessment of $2.6 million, accrued in September, 1996, was due to legislation passed by Congress that imposed on SAIF members a one-time assessment to recapitalize the SAIF. The decline in deposit insurance premiums is a direct result of this one-time assessment paid in 1996.

    INCOME TAXES. Income taxes amounted to $2.3 million and $1.0 million for the nine months ended September 30, 1997 and 1996, respectively, resulting in effective tax rates of 36.0% and 34.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Corporation's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, maturities of investment securities, mortgage-backed securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Corporation invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Corporation has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Dallas. At September 30, 1997, the Bank had outstanding advances from the FHLB of Dallas in the amount of $10.0 million. Such advances were used in the Bank's normal operations and investing activities.

    As of September 30, 1997, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 1997, the Bank's tangible, core and risk-based capital ratios amounted to 11.8%, 11.8% and 22.5%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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


                                    FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



DATE: NOVEMBER 6, 1997                             BY: /S/ LARRY J. BRANDT
                                                      -------------------------
                                                       LARRY J. BRANDT
                                                       PRESIDENT


DATE: NOVEMBER 6, 1997                             BY: /S/ TOMMY W. RICHARDSON
                                                      -------------------------
                                                       TOMMY W. RICHARDSON
                                                       CHIEF FINANCIAL OFFICER