Form 10-K405
period 1997-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1998-03-27
CIK 1006424

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                       X

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-28312

                   First Federal Bancshares of Arkansas, Inc.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Texas                                      71-0785261
     ---------------------------------                 ----------------------
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                 Identification Number)

           200 West Stephenson
           Harrison, Arkansas                                  72601
         ----------------------                            --------------
                (Address)                                    (Zip Code)

       Registrant's telephone number, including area code: (870) 741-7641

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act

                     Common Stock (par value $.01 per share)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 23, 1998, the aggregate value of the 4,544,061 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 352,002 shares held by all directors and officers of the Registrant as a group, was approximately $116.7 million. This figure is based on the last sales price of $25.6875 per share of the Registrant's Common Stock on March 23, 1998.

Number of shares of Common Stock outstanding as of March 23, 1998: 4,896,063

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I.

Item 1. Business

General

      First Federal Bancshares of Arkansas, Inc. First Federal Bancshares of Arkansas, Inc. (the "Company") is a Texas corporation organized in January 1996 by First Federal Bank of Arkansas, FA ("First Federal" or the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP"), and the portion of the net proceeds retained by the Company in connection with the Bank's conversion to stock form and the concurrent offering of the Company's common stock (the "Conversion"). The business and management of the Company consists of the business and management of the Bank. The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future. At December 31, 1997, the Company had $549.6 million in total assets, $466.7 million in total liabilities and $82.9 million in stockholders' equity.

      The Company's executive office is located at the home office of the Bank at 200 West Stephenson Avenue, Harrison, Arkansas 72601, and its telephone number is (870) 741-7641.

      First Federal Bank of Arkansas, FA. The Bank is a federally chartered stock savings and loan association which was formed in 1934. First Federal conducts business from its main office and eleven full service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. First Federal's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum extent permitted by law.

      The Bank is a community oriented savings institution which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on the origination of loans collateralized by one- to four-family residential dwellings. To a significantly lesser extent, the Bank's activities have also included origination of multi-family residential loans, commercial real estate loans, construction loans, commercial loans and consumer loans. In addition, the Bank maintains a significant portfolio of investment securities. In addition to interest and dividend income on loans and investments, the Bank receives other income from loan fees and various service charges. The Bank's goal is to continue to serve its market area as an independent community oriented financial institution dedicated primarily to financing home ownership while providing financial services to its customers in an efficient manner.

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

      This Form 10-K and the Company's Annual Report to Stockholders contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document and the Company's Annual Report to Stockholders, the words "anticipate, "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Lending Activities

      General. At December 31, 1997, the Bank's total portfolio of loans receivable ("total loan portfolio"), amounted to $446.0 million or 81.1% of the Company's $549.6 million of total assets at such time. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans collateralized by single-family (one- to four-family) residential property. Consistent with such approach, $371.0 million or 83.18% of the Bank's total loan portfolio consisted of one- to four-family residential loans at December 31, 1997. To a significantly lesser extent, the Bank also originates multi-family residential loans, commercial real estate loans, construction loans, commercial loans and consumer loans. At December 31, 1997, such loan categories amounted to $1.3 million, $18.6 million, $20.8 million, $5.6 million and $28.7 million, respectively, or .29%, 4.17%, 4.66%, 1.27% and 6.43% of the total loan portfolio, respectively. The Bank currently does not offer loans which are insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Office of Veterans Affairs ("VA").

      Loan Composition. The following table sets forth certain data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                               December 31,
                                 ---------------------------------------------------------------------------------------------------
                                           1997                      1996                      1995                     1994
                                 -----------------------   -----------------------   -----------------------   ---------------------
                                              Percentage                Percentage                Percentage              Percentage
                                  Amount       of Loans     Amount       of Loans     Amount       of Loans     Amount     of Loans
                                  ------      ----------    ------      ----------    ------      ----------    ------    ----------
                                                                           (Dollars in Thousands)
Real estate loans:
 Single-family residential       $370,955        83.18%    $338,349        82.36%    $287,872        82.54%    $237,724       82.96%
 Multi-family residential           1,303          .29        1,555          .38        1,060          .30          800        0.28
 Commercial real estate            18,593         4.17       19,136         4.66       19,723         5.66       17,529        6.12
 Construction                      20,753         4.66       20,053         4.88       11,603         3.33        7,468        2.61
                                 --------       ------     --------       ------     --------       ------     --------      ------
   Total real estate loans        411,604        92.30      379,093        92.28      320,258        91.83      263,521       91.97
                                 --------       ------     --------       ------     --------       ------     --------      ------

Commercial loans                    5,649         1.27        4,348         1.06        4,014         1.15        3,192        1.11
                                 --------       ------     --------       ------     --------       ------     --------      ------

Consumer loans:
 Home equity and second
  mortgage loans                   13,023         2.92       12,549         3.06       10,466         3.00        8,752        3.05
 Automobile                         8,307         1.86        7,556         1.84        6,993         2.01        5,154        1.80
 Other                              7,372         1.65        7,244         1.76        7,021         2.01        5,938        2.07
                                 --------       ------     --------       ------     --------       ------     --------      ------
   Total consumer loans            28,702         6.43       27,349         6.66       24,480         7.02       19,844        6.92
                                 --------       ------     --------       ------     --------       ------     --------      ------

    Total loans receivable        445,955       100.00%     410,790       100.00%     348,752       100.00%     286,557      100.00%
                                 --------       ======     --------       ======     --------       ======     --------      ======

Less:
 Undisbursed loan funds            (7,305)                   (8,670)                   (4,298)                   (3,318)
 Unearned discounts and net
  deferred loan fees               (3,512)                   (4,361)                   (3,721)                   (2,322)
 Allowance for loan losses         (1,196)                   (1,251)                   (1,228)                   (1,134)
                                 --------                  --------                  --------                  --------
   Total loans receivable, net   $433,942                  $396,508                  $339,505                  $279,783
                                 ========                  ========                  ========                  ========

                                      ------------------------
                                            December 31,
                                      ------------------------
                                                1993
                                      ------------------------
                                                    Percentage
                                       Amount        of Loans
                                       ------       ----------
(Dollars in Thousands)
Real estate loans:
 Single-family residential            $ 197,833       81.11%
 Multi-family residential                 1,622        0.66
 Commercial real estate                  18,645        7.64
 Construction                             7,098        2.91
                                      ---------      ------
   Total real estate loans              225,198       92.32
                                      ---------      ------

Commercial loans                          2,052        0.84
                                      ---------      ------

Consumer loans:
 Home equity and second
  mortgage loans                          6,089        2.50
 Automobile                               4,771        1.96
 Other                                    5,805        2.38
                                      ---------      ------
   Total consumer loans                  16,665        6.84
                                      ---------      ------

    Total loans receivable              243,915      100.00%
                                      ---------      ======

Less:
 Undisbursed loan funds                  (3,798)
 Unearned discounts and net
  deferred loan fees                     (2,011)
 Allowance for loan losses               (1,447)
                                      ---------
   Total loans receivable, net        $ 236,659
                                      =========

      Loan Maturity and Interest Rates. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

                                                         After Three     After Five     After Ten
                                           One Year         Years           Years          Years        Beyond
                              Within        Through        Through       Through Ten      Through       Twenty
                             One Year     Three Years     Five Years        Years      Twenty Years      Years           Total
                             --------     -----------     ----------        -----      ------------      -----           -----
                                                                          (In Thousands)
Real estate loans:
 Single-family residential   $    744       $  1,022       $  3,207       $ 39,755       $146,823       $179,404       $370,955
 Multi-family residential         187             45            110            109            852             --          1,303
 Commercial real estate         4,688          4,051          2,201          6,299          1,354             --         18,593
 Construction                   6,301             --             --             --          5,102          9,350         20,753
Commercial loans                2,583          1,090          1,325            553             98             --          5,649
Consumer loans                  9,133          6,828         11,135          1,515             91             --         28,702
                             --------       --------       --------       --------       --------       --------       --------
     Total(1)                $ 23,636       $ 13,036       $ 17,978       $ 48,231       $154,320       $188,754       $445,955
                             ========       ========       ========       ========       ========       ========       ========

----------
(1) Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

      The following table sets forth the dollar amount of the Bank's loans at December 31, 1997 due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

                                                  Floating or
                                  Fixed-Rates   Adjustable-Rates       Total
                                  -----------   ----------------     --------
                                                 (In Thousands)
Real estate loans:
  Single-family residential        $134,475        $235,736          $370,211
  Multi-family residential              664             452             1,116
  Commercial real estate             13,905              --            13,905
  Construction                        5,102           9,350            14,452
Commercial loans                      3,066              --             3,066
Consumer loans                       19,569              --            19,569
                                   --------        --------          --------
     Total                         $176,781        $245,538          $422,319
                                   ========        ========          ========

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

      Loan applications are initially processed by branch managers or loan officers and all real estate loans up to $500,000 must be approved by two members of the Bank's Loan Committee, one of which must be a member of senior management. Loans in excess of $500,000 up to $750,000 must be approved by three members of the Bank's Loan Committee, two of which must be members of senior management. Real estate loans in excess of $750,000 must be approved by the Bank's Board of Directors. Consumer loans are initially processed by consumer loan officers and are required to be approved by designated officers of the Bank depending on the amount of the loan. All loans are ratified by the Board of Directors.

      Historically, the Bank has not been an active purchaser or seller of loans due to consistent loan demand and the Bank's desire and ability to originate loans for retention in its portfolio. During 1995, the Bank purchased $3.2 million of loans. No loans were purchased during 1997 or 1996. In 1997 and 1996, the Bank's loan sales were $2.2 million and $73,000, respectively. The Bank did not engage in any loan sales in 1995.

      Set forth below is a table showing the Bank's originations, purchases, sales and repayments of loans during the periods indicated.

                                                  Year Ended December 31,
                                          -------------------------------------

                                            1997          1996          1995
                                          ---------     ---------     ---------
                                                     (In Thousands)
Loans receivable at beginning
  of period                               $ 410,790     $ 348,752     $ 286,557
                                          ---------     ---------     ---------
Loan originations:
  Real estate:
    Single-family residential                92,684       102,214        90,014
    Multi-family residential                     --           556           135
    Commercial real estate                    3,633         4,866         2,542
    Construction                             20,587        25,537        15,167
  Commercial loans                            5,257         3,060         2,361
  Consumer:
    Home equity and second
      mortgage loans                          8,807        10,400         8,575
    Automobile                                7,311         7,235         6,633
    Other                                     6,798         7,225         7,578
                                          ---------     ---------     ---------
      Total loan originations               145,077       161,093       133,005
Purchases                                        --            --         3,235
                                          ---------     ---------     ---------
      Total loan originations and
        purchases                           145,077       161,093       136,240
Repayments                                 (106,408)      (98,540)      (73,739)
Loan sales                                   (2,244)          (73)           --
Other                                        (1,260)         (442)         (306)
                                          ---------     ---------     ---------
Net loan activity                            35,165        62,038        62,195
                                          ---------     ---------     ---------
Loans receivable
  at end of period                        $ 445,955     $ 410,790     $ 348,752
                                          =========     =========     =========

      Loans to One Borrower. A savings institution generally may not make loans-to-one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1997, the Bank's limit on loans-to-one borrower was approximately $10.0 million. At December 31, 1997, the Bank's largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $5.2 million. Such amount consists of 20 loans, primarily commercial real estate loans, all of which were current at December 31, 1997. The Bank's ten largest loans or groups of loans to one borrower, including persons or entities related to the borrower, amounted to $17.1 million at December 31, 1997. In addition, the Bank's wholly owned subsidiary has extended a $3.4 million loan collateralized by a hotel in Oklahoma City, Oklahoma which the Bank currently anticipates accepting a deed in lieu of foreclosure in the first quarter of 1998. See "- Subsidiaries."

      One- to Four-Family Residential Real Estate Loans. The Bank has historically concentrated its lending activities on the origination of loans collateralized by first mortgage liens on existing one- to four-family residences. At December 31, 1997, $371.0 million or 83.2% of the Bank's total loan portfolio consisted of one- to four-family residential real estate loans. The Bank originated $92.7 million, $102.2 million and $90.0 million of one- to four-family residential loans in 1997, 1996, and 1995, respectively, and intends to continue to emphasize the origination of permanent loans collateralized by first mortgage liens on one- to four-family residential properties in the future. Of the $371.0 million of such loans at December 31, 1997, $236.0 million or 63.6% had adjustable-rates of interest (including $198.3 million in seven-year adjustable rates) and $135.0 million or 36.4% had fixed-rates of interest.

      The Bank currently originates both fixed-rate and adjustable-rate one- to four-family residential mortgage loans. The Bank's fixed-rate loans for portfolio are presently originated with maximum terms of 15 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank does offer fixed-rate loans with terms exceeding fifteen years although such loans are typically sold in the secondary market. The Bank's one- to four-family loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). However, as stated above, such loans with terms of 15 years or less are originated for portfolio while substantially all of such loans over 15 years are sold in the secondary market. The Bank's fixed-rate loans typically include "due on sale" clauses.

      The Bank's adjustable-rate mortgage loans typically provide for an interest rate which adjusts every one-, three-, five- or seven-years in accordance with a designated index plus a margin. Such loans are typically based on a 25- or 30-year amortization schedule. The Bank generally does not offer below market rates, and the amount of any increase or decrease in the interest rate per one or three year period is generally limited to 2%, with a limit of 6% over the life of the loan. The Bank's five-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 3%, with a limit of 6% over the life of the loan. The Bank's seven-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 5% with a limit of 5% over the life of the loan. The Bank's adjustable-rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties and do not provide for negative amortization. Such loans may be converted to a fixed-rate loan at the discretion of the Bank. The Bank generally underwrites its one- and three-year adjustable-rate loans on the basis of the borrowers' ability to pay at the rate after the first adjustment. Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

      The Bank's residential mortgage loans typically do not exceed 90% of the appraised value of the security property. However, pursuant to underwriting guidelines adopted by the Board of Directors, the Bank can lend up to 97% of the appraised value of the property securing a one- to four-family residential loan, and requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 90% of the appraised value of the security property. At December 31, 1997, the Bank had $1.0 million of nonperforming single-family residential loans. See "- Asset Quality."

      Multi-Family Residential Real Estate Loans. Although the Bank does not emphasize multi-family residential loans and has not been active in this area, the Bank offers mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At December 31, 1997, $1.3 million or .3% of the Bank's total loan portfolio consisted of loans collateralized by existing multi-family residential real estate properties.

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

      Multi-family real estate lending entails significant additional risks as compared with one- to four-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as economic conditions generally. At December 31, 1997, the Bank did have one $109,000 nonperforming multi-family real estate loan. See "- Asset Quality."

      Commercial Real Estate Loans. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 1997, $18.6 million or 4.2% of the Bank's total loan portfolio consisted of loans collateralized by existing commercial real estate properties. The Bank does not actively market its commercial real estate loan products and offers such loans primarily as an accommodation to its present customers. Management does not expect the Bank's portfolio of commercial real estate loans to significantly increase in the future.

      The majority of the Bank's commercial real estate loans are collateralized by office buildings, convenience stores, service stations, mini-storage facilities, hotels, churches and small shopping malls. The majority of the Bank's commercial real estate loans are collateralized by property located in the Bank's market area.

      At December 31, 1997, the Bank had approximately $6.8 million of loans which are either for the construction of service station and convenience store facilities or are collateralized by such facilities. The Bank requires that construction loans for such facilities meet present standards established by the Environmental Protection Agency. With respect to existing facilities, the Bank requires an environmental study of the property. To date, the Bank has not experienced any material credit or environmental problems with such loans.

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

      Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as regional and economic conditions generally. At December 31, 1997, the Bank did have one nonperforming commercial real estate loan in the amount of $3.4 million. See"- Asset Quality."

      Construction Loans. The Bank also originates primarily residential construction loans, although the Bank has originated commercial real estate and multi-family residential construction loans to a limited degree. The Bank's construction lending activities are limited to the Bank's primary market area. At December 31, 1997, construction loans amounted to $20.8 million or 4.7% of the Bank's total loan portfolio, of which $14.4 million consisted of single-family residential construction loans and $6.4 million consisted of commercial real estate and multi-family residential construction loans. The Bank's construction loans generally have fixed interest rates for a term of six months to nine months. However, the Bank is permitted to originate construction loans with terms of up to two years under its loan policy. Commercial real estate and multi-family residential construction loans are made with a maximum loan to value ratio of 80%. Construction loans to individuals are typically made with a loan to value ratio of up to 90% and non-owner occupied construction loans are limited to 80%.

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

      The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and by limiting its construction lending to primarily residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan to value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships. At December 31, 1997, the Bank did not have any nonperforming construction loans. See "- Asset Quality."

      Commercial Loans. To a limited extent, the Bank offers commercial loans which primarily consist of equipment and inventory loans which are typically cross-collateralized by commercial real estate. The Bank does not actively market such loans and offers such loans primarily as an accommodation to its present customers. At December 31, 1997, such loans amounted to $5.6 million or 1.3% of the total loan portfolio. At December 31, 1997, the Bank did have one nonperforming commercial loan in the amount of $48,000. See "- Asset Quality."

      The Bank's commercial loans are originated with fixed interest rates with call provisions between one and five years. Such loans are typically based on a ten year amortization schedule.

      Consumer Loans. The Bank offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Bank include primarily home equity and second mortgage loans, automobile loans, deposit account secured loans and unsecured loans. Consumer loans amounted to $28.7 million or 6.4% of the total loan portfolio at December 31, 1997, of which $13.0 million, $8.3 million and $7.4 million consisted of home equity and second mortgage loans, automobile loans and other consumer loans, respectively. The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community oriented financial institution. Consumer loans are subject to Arkansas usury law which limits the interest rate that may be charged to 5% over the Federal Reserve discount rate, which was 5.00% at December 31, 1997. A change in the usury rate does not affect loans already in portfolio.

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

      Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1997, the Bank had $434,000 of nonperforming consumer loans. See "-Asset Quality."

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

      Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1997, in dollar amounts and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                 Single-family        Multi-Family        Commercial
                  Residential         Residential         Real Estate         Construction         Commercial           Consumer
              ------------------  ------------------  ------------------  ------------------  ------------------  ------------------
                      Percentage          Percentage          Percentage          Percentage          Percentage          Percentage
                       of Total            of Total            of Total            of Total            of Total            of Total
              Amount    Loans     Amount     Loans    Amount    Loans     Amount    Loans     Amount     Loans    Amount    Loans
              ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
                                                                          (Dollars in Thousands)
Loans
delinquent:

30-59 days    $1,360      .30%    $   --      --%     $ 1,086    .24%      $ 50      .01%      $ 33      .01%      $296      .07%

60-89 days       925      .21         --      --           --     --         --       --         42      .01        166      .04

90 days and    1,001      .22        109     .02        3,365    .75         --       --         48      .01        434      .10
              ------               -----              -------               ----                ----               ----
over

Total         $3,286               $ 109              $ 4,451               $ 50                $123               $896
              ======               =====              =======               ====                ====               ====

      The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated.

                                                             December 31,
                                          -------------------------------------------------
                                           1997       1996       1995      1994       1993
                                          ------     -----      -----    -------    -------
                                                         (Dollars in Thousands)
Nonperforming loans:
  Single-family residential               $1,001     $ 493      $ 223    $   159    $   146
  Multi-family residential                   109        --         --         --         --
  Commercial real estate                   3,365        --         --         --      1,215
  Construction loans                          --        --         --         78         --
  Commercial loans                            48        --         --         --         --
  Consumer loans                             434       228        127         33         97
                                          ------     -----      -----    -------    -------
     Total nonperforming loans            $4,957       721        350        270      1,458
                                          ------     -----      -----    -------    -------

Real estate owned                            195       154        234        250        491
                                          ------     -----      -----    -------    -------

     Total nonperforming assets           $5,152     $ 875      $ 584    $   520    $ 1,949
                                          ======     =====      =====    =======    =======

Total nonperforming loans as a
  percentage of total loans
  receivable                                1.11%     0.18%      0.10%      0.09%      0.60%
                                          ======     =====      =====    =======    =======

Total nonperforming assets as a
  percentage of total assets                0.94%     0.17%      0.13%      0.12%      0.48%
                                          ======     =====      =====    =======    =======

      Interest income that would have been recorded under the original terms of the Bank's non-accruing loans for the year ended December 31, 1997 amounted to $556,000, and the interest recognized during this period amounted to $221,000.

      Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At December 31, 1997, the Bank had $5.1 million of classified assets, $4.8 million of which were classified as substandard and $329,000 of which were classified as loss. In addition, at such date, the Bank had $43,000 of assets designated as special mention.

      Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio and the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. The allowance is increased by provisions for loan losses which are charged against income. When consumer loans become 90 days or more past due, the Bank reserves for the amount of the loan in excess of the estimated value of the collateral, if any.

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

      The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                          Year Ended December 31,
                                   -----------------------------------------------------------------
                                     1997          1996          1995          1994          1993
                                   ---------     ---------     ---------     ---------     ---------
                                                           (Dollars in Thousands)
Total loans outstanding at
 end of period                     $ 445,955     $ 410,790     $ 348,752     $ 286,557     $ 243,915
                                   =========     =========     =========     =========     =========
Average loans outstanding          $ 415,075     $ 369,185     $ 306,175     $ 257,261     $ 228,460
                                   =========     =========     =========     =========     =========
Allowance at beginning of period   $   1,251     $   1,228     $   1,134     $   1,447     $     991
                                   ---------     ---------     ---------     ---------     ---------
Charge-offs:
  Single-family residential               --            --            (2)          (24)           --
  Commercial real estate                  --            --            (8)         (335)           (9)
  Commercial loans                        --            --            --            --           (17)
  Consumer loans                         (67)          (40)          (30)           (9)          (36)
                                   ---------     ---------     ---------     ---------     ---------
    Total charge-offs                    (67)          (40)          (40)         (368)          (62)
                                   ---------     ---------     ---------     ---------     ---------
Recoveries:
  Commercial real estate                  --             1            --            --            --
  Consumer loans                          12             2             1             1             7
                                   ---------     ---------     ---------     ---------     ---------
    Total recoveries                      12             3             1             1             7
                                   ---------     ---------     ---------     ---------     ---------
Net charge-offs                          (55)          (37)          (39)         (367)          (55)
                                   ---------     ---------     ---------     ---------     ---------
Total provisions for losses               --            60           133            54           511
                                   ---------     ---------     ---------     ---------     ---------
Allowance at end of period         $   1,196     $   1,251     $   1,228     $   1,134     $   1,447
                                   =========     =========     =========     =========     =========

Allowance for loan losses as a
  percentage of total loans
  outstanding at end of period          0.27%         0.30%         0.35%         0.40%         0.59%
                                   =========     =========     =========     =========     =========
Net loans charged-off as a
  percentage of average loans
  outstanding                           0.01%         0.01%         0.01%         0.14%         0.02%
                                   =========     =========     =========     =========     =========

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

                                                                           December 31,
                             -------------------------------------------------------------------------------------------------------
                                     1997                 1996                  1995                1994                  1993
                             -------------------  -------------------  -------------------  -------------------  -------------------
                                     Percent of           Percent of           Percent of           Percent of           Percent of
                                     Total Loans          Total Loans          Total Loans          Total Loans          Total Loans
                             Amount  by Category  Amount  by Category  Amount  by Category  Amount  by Category  Amount  by Category
                             ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                      (Dollars in Thousands)
Single-family residential    $   49     83.18%    $   11     82.36%    $   11     82.54%    $   16     82.96%    $   37     81.11%
Multi-family residential         --       .29         --       .38         --       .30         --      0.28         --      0.66
Commercial real estate          125      4.17        117      4.66        124      5.66        117      6.12        439      7.64
Construction loans               --      4.66         --      4.88         --      3.33         --      2.61         --      2.91
Commercial loans                 13      1.27         19      1.06         27      1.15         21      1.11         14      0.84
Consumer loans                  221      6.43        270      6.66        241      7.02        143      6.92        123      6.84
Unallocated                     788        --        834        --        825        --        837        --        834        --
                             ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
         Total               $1,196    100.00%    $1,251    100.00%    $1,228    100.00%    $1,134    100.00%    $1,447    100.00%
                             ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

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

      The following table sets forth certain information relating to the composition of the Bank's mortgage-backed securities at the dates indicated.

                                                                December 31,
                                                          ----------------------
                                                          1997     1996     1995
                                                          ----     ----     ----
                                                              (In Thousands)

Mortgage-backed securities held to maturity:
  FHLMC                                                   $157     $227     $323
                                                          ----     ----     ----

   Total mortgage-backed
     securities                                           $157     $227     $323
                                                          ====     ====     ====

      Mortgage-backed securities are generally backed by insurance or guarantees, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At December 31, 1997, no mortgage-backed securities were pledged to secure obligations of the Bank.

      Of the $157,000 of mortgage-backed securities at December 31, 1997, $7,000 was scheduled to mature between one and five years, $30,000 between five and ten years and the remaining $120,000 was scheduled to mature after ten years. The $7,000, $30,000 and $120,000 of mortgage-backed securities had weighted average yields of 7.13%, 8.50% and 9.00%, respectively. At such date, all of the Bank's mortgage-backed securities were fixed-rate and are disclosed above in the periods in which they are scheduled to mature. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated will shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable interest rate.

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

      Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings, net of taxes, and reported as a separate component of equity. At December 31, 1997, approximately $15 million of the Bank's investment securities were pledged to secure obligations of the Bank. At December 31, 1997, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company's stockholders' equity.

      At December 31, 1997, the Bank's investment securities included structured notes of $9.1 million, of which $3.0 million were FHLB step-up notes, $3.0 million were adjustable-rate FHLB notes and $3.1 million were FHLB zero coupon bonds with a face value of $10.9 million. The interest rate on the step-up and multi-step FHLB notes is scheduled to increase to a pre-determined rate on pre-determined dates, and the notes are callable at par on a pre-determined date and every six months subsequent to such date which coincide with interest payment dates. If the step-up interest rate exceeds the then current market rate for notes with similar terms to the next adjustment date or maturity date, the note would generally be called and the Bank would have to re-invest the proceeds in the lower interest rate environment. If the step-up interest rate is less than the then current market rate, the note would generally not be called and the Bank would continue to hold the note with a below market interest rate. The step-up

FHLB notes do not have caps or floors and have remaining maturities of three years. At December 31, 1997, $1.0 million of the adjustable-rate FHLB notes adjust monthly based on the five-year constant maturity treasury ("CMT") index minus 170 basis points with no caps or floors and $2.0 million of the adjustable-rate notes adjust semi-annually based on a multiple of the ten-year CMT index plus 160 basis points with a floor of 4.50% and a cap of 24.0%. The adjustable-rate FHLB notes are non-callable with remaining maturity dates up to three years. The CMT index could result in the interest rate on these notes being less than market rates of interest. The FHLB zero coupon bonds have remaining maturities of fifteen to twenty years with callable dates beginning in one to two years.

      The maturity terms of the investment securities purchased in 1997 generally have been longer term, up to twenty years with six month to two year call protection.

      The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1997. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

                                     Less Than            One to Five           Five to Ten          After Ten
                                      One Year               Years                 Years               Years              Total
                                 -----------------    ------------------   --------------------   ----------------   ---------------
                                  Amount     Yield     Amount      Yield    Amount        Yield    Amount    Yield   Amount    Yield
                                  ------     -----     ------      -----    ------        -----    ------    -----   ------    -----
                                                                        (Dollars in Thousands)
Bonds and other debt
 securities held to maturity:
 U.S. Government and
  agency obligations             $12,009      5.07%   $25,290       6.05%  $24,092        6.94%   $33,985    7.58%  $95,376    6.70%
                                 -------              -------              -------                -------           -------

Total investment securities      $12,009              $25,290              $24,092                $33,985           $95,376
                                 =======              =======              =======                =======           =======

      As of December 31, 1997, there were approximately $71 million of investments with call options, of which approximately $60 million are callable within one year.

      The following table sets forth the carrying value of the Company's investment securities classified as held to maturity and available for sale at the dates indicated.

                                                  December 31,
                                         -----------------------------
                                           1997       1996       1995
                                         -------    -------    -------
                                                (In Thousands)
Investment securities held
  to maturity:
  U.S. Government and agency
    obligations                          $95,376    $90,755    $95,731

Equity securities available for sale:
  FHLMC preferred stock(1)                    --        340        258
                                         -------    -------    -------
Total investment securities              $95,376    $91,095    $95,989
                                         =======    =======    =======

----------

(1) Reflects carrying value at fair market value. At December 31, 1997, the Company held no securities as available for sale.

      As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock. At December 31, 1997, the Bank's investment in FHLB stock amounted to $3.6 million. No ready market exists for such stock and it has no quoted market value.

Sources of Funds

      General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and interest payments, maturities of investment securities and advances from the FHLB of Dallas. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank began utilizing FHLB of Dallas advances as an additional source of funds during 1997.

      Deposits. The Bank's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, demand deposit accounts ("DDA"), money market accounts, regular savings accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, early withdrawal penalties and the interest rate.

      The Bank considers its primary market area to be Northcentral and Northwest Arkansas. The Bank utilizes traditional marketing methods to attract new customers and savings deposits. The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas at December 31, 1997.

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

                                                              December 31,
                                    --------------------------------------------------------------
                                           1997                 1996                   1995
                                    ------------------    -----------------     ------------------
                                    Amount        %        Amount       %        Amount       %
                                    --------    -----     --------    -----     --------    -----
                                                        (Dollars in Thousands)
Certificate accounts:
      3.00% - 3.99%                 $    362       .1%    $    607       .2%    $     --       --%
      4.00% - 5.99%                  241,660     53.6      205,912     48.7      157,718     37.8
      6.00% - 7.99%                   97,885     21.7       90,568     21.4      127,456     30.6
      8.00% and over                  20,236      4.5       36,408      8.6       42,323     10.1
                                    --------    -----     --------    -----     --------    -----
  Total certificate accounts         360,143     79.9      333,495     78.9      327,497     78.5
                                    --------    -----     --------    -----     --------    -----

Transaction accounts:
  Passbook and statement savings      25,330      5.6       26,451      6.2       27,480      6.6
  Money market accounts               15,438      3.4       17,214      4.1       19,920      4.8
  NOW accounts/DDA                    49,963     11.1       45,698     10.8       42,332     10.1
                                    --------    -----     --------    -----     --------    -----
     Total transaction accounts       90,731     20.1       89,363     21.1       89,732     21.5
                                    --------    -----     --------    -----     --------    -----
     Total deposits                 $450,874    100.0%    $422,858    100.0%    $417,229    100.0%
                                    ========    =====     ========    =====     ========    =====

      The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

                                                           Year Ended December 31,

                                          1997                     1996                     1995
                                  ---------------------    ---------------------     -------------------
                                                Average                  Average                 Average
                                  Average        Rate      Average        Rate       Average      Rate
                                  Balance        Paid      Balance        Paid       Balance     Paid(1)
                                  -------        ----      -------        ----       -------     -------
                                                             (Dollars in Thousands)
Passbook and statement savings
  accounts                        $ 26,092        2.72%    $ 27,149        2.72%    $ 29,145

Money market accounts and
  NOW accounts                      55,486        2.34       54,748        2.42       55,269
Demand deposit accounts              9,624          --        9,244          --        7,590
Certificates of deposit            348,945        6.11      328,921        6.19      312,926
                                  --------        ----     --------        ----     --------
    Total deposits                $440,147        5.30%    $420,062        5.33%    $404,930        5.32%
                                  ========        ====     ========        ====     ========        ====

----------

(1)   The average rate paid for each type of deposit was not available in 1995.

      The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 1997 and 1996 and the amounts at December 31, 1997 which mature during the periods indicated.

                                                                 Balance at December 31, 1997
                                    December 31,        Maturing in the 12 Months Ending December 31,
                                --------------------    ---------------------------------------------
                                  1997        1996        1998        1999       2000      Thereafter
                                --------    --------    --------    --------    --------   ----------
                                                              (In Thousands)
Certificates of Deposit
3.00% - 3.99%                   $    362    $    607    $    362    $     --    $     --    $     --
4.00% - 5.99%                    241,660     205,912     208,247      26,821       5,851         741
6.00% - 7.99%                     97,885      90,568       8,448      20,512      13,331      55,594
8.00% and over                    20,236      36,408      11,732       3,068         221       5,215
                                --------    --------    --------    --------    --------    --------
  Total certificate accounts    $360,143    $333,495    $228,789    $ 50,401    $ 19,403    $ 61,550
                                ========    ========    ========    ========    ========    ========

      The following table sets forth the savings flows of the Bank during the periods indicated.

                                                   Year Ended December 31,
                                               ---------------------------------
                                                 1997        1996        1995
                                               --------    --------     --------
                                                        (In Thousands)

Increase (decrease) before interest credited   $ 10,786    $(10,731)    $  6,118
Interest credited                                17,230      16,360       15,628
                                               --------    --------     --------
  Net increase in deposits                     $ 28,016    $  5,629     $ 21,746
                                               ========    ========     ========

      The decrease in deposits before interest credited in 1996 was primarily due to the use of such funds to purchase shares of the Company's common stock in the Conversion.

      The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at December 31, 1997 by time remaining to maturity.

                                                            Amounts
                                                        --------------
Period Ending:                                          (In Thousands)
March 31, 1998                                             $ 18,016
June 30, 1998                                                14,485
December 31, 1998                                             9,095
After December 31, 1998                                      20,605
                                                           --------
  Total certificates of deposit with
    balances of $100,000 or more                           $ 62,201
                                                           ========

      Borrowed funds. The Bank has utilized FHLB advances in its normal operating and investing activities during 1997. There were no advances outstanding at previous year ends. The Bank pledges as collateral for FHLB advances their FHLB stock and has entered into blanket collateral agreements with the FHLB whereby the Bank agrees to maintain, free of other encumbrances, qualifying single family first mortgage loans with unpaid principal balances, when discounted at 75% of the such balances, of at least 100% of total outstanding advances.

      Advances at December 31, 1997, have maturity dates and weighted average rates as follows:

                                      Weighted
                Year Ending            Average
                December 31             Rate            Amount
                -----------           --------          ------
                    1999                6.19%          $ 4,000

                    2000                6.04             2,000

                    2002                6.59             3,997

                 Thereafter             6.26             2,000
                                                       -------

                   Total                6.31%          $11,997
                                                       =======

Employees

      The Bank had 156 full-time employees and 15 part-time employees at December 31, 1997. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

Subsidiaries

      The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. The Bank's only subsidiary, First Harrison Service Corporation (the "Service Corporation"), was formed in 1971. At December 31, 1997, the Service Corporation's only significant asset was a $3.4 million loan collateralized by a hotel in Oklahoma City, Oklahoma. The Bank currently anticipates accepting a deed in lieu of foreclosure in the first quarter of 1998. The property will be promptly listed and aggressively marketed, and will be operated by a management company until disposition. A preliminary appraisal amount has been determined as of December 31, 1997 and an adequate loan loss allowance has been established. The Service Corporation generated net income of approximately $118,000 during 1997.

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

      In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) permits loans to directors, executive officers and principal stockholders made pursuant to a benefit or compensation program that is widely available to employees of a subject savings association provided that no preference is given to any officer, director or principal shareholder or related interest thereto over any other employee. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1997, the Bank was in compliance with the above restrictions.

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

The Bank

      General. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The last regulatory examination of the Bank by the OTS was completed in November 1997. The Bank was not required to make any material changes to its operations as a result of such examination. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

      The underfunded status of the SAIF had resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. On September 30, 1996, the Omnibus Appropriations Act was signed into law. The legislation authorized a one-time charge on SAIF insured deposits at a rate of $.657 per $100.00 of March 31, 1995 deposits. As a result, the Bank's assessment amounted to $2.6 million ($1.7 million net of tax). Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums include a premium of repayment of the Financing Corporation ("FICO") bonds plus and regular insurance assessment, currently nothing for the lowest risk category institutions. Until full pro-rate FICO sharing is in effect, the FICO premiums for BIF and SAIF are 1.3 and approximately 6.5 basis points, respectively, effective January 1, 1997. Full pro-rata FICO sharing is to begin no later than January 1, 2000. BIF and SAIF are to be merged on January 1, 1999, provided the bank and savings association charters are merged by that date. While the one-time special assessment had a significant impact on 1996 earnings, the resulting lower annual premiums will benefit future earnings.

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

      Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at December 31, 1997. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not materially affect the Bank's regulatory capital. At December 31, 1997, the Bank exceeded its tangible, core and risk-based capital requirements.

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

      Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1997, the Bank's liquidity ratio was 18.3%.

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

      In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. At December 31, 1997, the Bank was a Tier 1 institution for purposes of this regulation.

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

      Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1997, the qualified thrift investments of the Bank were approximately 90.3% of its portfolio assets.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 1997, the Bank had $12.0 million of outstanding FHLB advances.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1997, the Bank had $3.6 million in FHLB stock, which was in compliance with this requirement. No ready market exists for such stock and it has no quoted market value.

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

      Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 1997, no reserves were required to be maintained on the first $4.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $47.8 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1997, the Bank's pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

      Net Operating Loss Carryovers. A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1997, the Bank had no NOL carryforwards for federal income tax purposes.

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

      The Bank's federal income tax returns for the tax years ended December 31, 1994 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

      The Bank will continue to be subject to Arkansas corporation income tax which is a progressive rate up to a maximum of 6.5% of all taxable earnings.

      The Company is incorporated under Texas law and, accordingly, is subject to Texas franchise tax in an amount equal to 4.5% of net income allocated to Texas pursuant to apportionments of gross receipts based upon where the Company conducts business.

Item 2. Properties.

      At December 31, 1997, the Bank conducted its business from its executive office in Harrison, Arkansas, and eleven full service offices, all of which are located in Northcentral and Northwest Arkansas.

      The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of the Bank at December 31, 1997.

                                 Leased/    Net Book Value
    Description/Address          Owned       of Property      Amount of Deposits
    -------------------          -----       -----------      ------------------
                                                      (In Thousands)

200 West Stephenson
Harrison, AR 72601               Owned         $1,295(1)            $141,600

128 West Stephenson              Owned               124                 (2)
Harrison, AR  72601

Corner Central & Willow          Owned               266                 (2)
Harrison, AR  72601

Ozark Mall - Hwy. 62-65 North    Leased(3)            32              26,996
Harrison, AR  72601

324 Hwy. 62-65 Bypass            Owned               293              38,280
Harrison, AR  72601

210 South Main                   Owned               273              24,985
Berryville, AR  72616

668 Highway 62 East              Owned               699             150,465
Mountain Home, AR  72653

301 Highway 62 West              Owned               117              18,038
Yellville, AR  72687

307 North Walton Blvd.           Owned               281              21,562
Bentonville, AR  72712

3460 North College               Owned               483              22,884
Fayetteville, AR  72703

1303 West Hudson                 Owned               239                 512
Rogers, AR  72756

201 East Henri De Tonti Blvd.    Owned               250               2,824
Tontitown, AR  72762

2025 North Crossover Road        Owned               661               1,996
Fayetteville, AR 72703

249 West Main Street             Leased(4)           205                 732
Farmington, AR 72730

----------
(1)   Includes property acquisition for expansion in North Harrison.
(2)   Such offices do not open deposit accounts.
(3)   Such property is subject to a month-to-month lease.
(4)   Such property is subject to a five year lease expiring November 1, 2002.

Item 3. Legal Proceedings.

      Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to Vote of Security Holders.

      None.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The information required herein, to the extent applicable, is incorporated by reference from page 40 of the Company's 1997 Annual Report to Stockholders ("1997 Annual Report").

Item 6. Selected Financial Data.

      The information required herein is incorporated by reference from pages 3 and 4 of the 1997 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information required herein is incorporated by reference from pages 6 to 15 of the 1997 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

      The information required herein is incorporated by reference from pages 6 and 7 of the 1997 Annual Report.

Item 8. Financial Statements and Supplementary Data.

      The information required herein is incorporated by reference from page 5 and pages 16 to 38 of the 1997 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not Applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

      The information required herein is incorporated by reference from pages 3 to 5 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 23, 1998 ("Definitive Proxy Statement").

Item 11. Executive Compensation.

      The information required herein is incorporated by reference from pages 8 to 13 of the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required herein is incorporated by reference from pages 6 and 7 of the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

      The information required herein is incorporated by reference from page 12 of the Definitive Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Documents Filed as Part of this Report

      (1) The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

            Independent Auditors' Report
            Consolidated Statements of Financial Condition at December 31,
              1997 and 1996
            Consolidated Statements of Income for the years ended
              December 31, 1997, 1996 and 1995
            Consolidated Statements of Changes in Stockholders' Equity for
              the years ended December 31, 1997, 1996 and 1995.
            Consolidated Statements of Cash Flows for the years ended
              December 31, 1997, 1996 and 1995.
            Notes to Consolidated Financial Statements.

      (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

      (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

                                  Exhibit Index

2.1*    Plan of Conversion
3.1*    Articles of Incorporation of First Federal Bancshares of Arkansas, Inc.
3.2*    Bylaws of First Federal Bancshares of Arkansas, Inc.
4.0**   Stock Certificate of First Federal Bancshares of Arkansas, Inc.
10.5*   Employment Agreement between the Company, the Bank and Frank L.
          Coffman, Jr.
10.6*   Employment Agreement between the Company, the Bank and Larry J. Brandt
10.7*   Employment Agreement between the Company, the Bank and Carolyn M.
          Thomason
13.0    1997 Annual Report to Stockholders
22.0    Subsidiaries of the Registrant - Reference is made to
          "Item 1 Business - Subsidiaries" for the required information
27.0    Financial Data Schedule
----------
(*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333- 612) filed with the SEC.
(**) Incorporated herein by reference from the Company's Registration Statement on Form 8-A filed with the SEC.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



                                      By: /s/ Larry J. Brandt
                                          --------------------------------------
                                          Larry J. Brandt
                                          President and Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Frank L. Coffman, Jr.                                         March 25, 1998
-------------------------------
Frank L. Coffman
Chairman of the Board and Chief
  Executive Officer


/s/ Larry J. Brandt                                               March 25, 1998
-------------------------------
Larry J. Brandt
President and Chief
 Operating Officer


/s/ John P. Hammerschmidt                                         March 25, 1998
-------------------------------
John P. Hammerschmidt
Director

/s/ James D. Heuer                                                March 25, 1998
-------------------------------
James D. Heuer
Director

/s/ William F. Smith                                              March 25, 1998
-------------------------------
William F. Smith
Director

                                                                  March 25, 1998
/s/ Tommy W. Richardson
-------------------------------
Tommy W. Richardson
Senior Vice President and Chief
 Financial Officer