Form 10-Q
period 1998-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1998-05-14
CIK 1006424

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                         Commission File Number 0-28312

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
             (Exact name of registrant as specified in its charter)


                  Texas                                         71-0785261
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                organization)                             Identification Number)

          200 West Stephenson
          Harrison, Arkansas                                    72601
(Address of principal executive office)                       (Zip Code)

                                 (870) 741-7641
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 1998, there were issued and outstanding 4,896,063 shares of the Registrant's Common Stock, par value $.01 per share.

                     FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                                 TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition
         (As of March 31, 1998 (unaudited) and December 31, 1997)            1


         Consolidated Statements of Income and Comprehensive Income for
         the three months ended March 31, 1998 (unaudited) and 1997
         (unaudited)                                                         2

         Consolidated Statement of Stockholders' Equity for the three
         months ended March 31, 1998 (unaudited)                             3

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1998 (unaudited) and 1997 (unaudited)               4

         Notes to Unaudited Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13
Item 2.  Changes in Securities                                              13
Item 3.  Defaults Upon Senior Securities                                    13
Item 4.  Submission of Matters to a Vote of Security Holders                13
Item 5.  Other Information                                                  13
Item 6.  Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                  14

                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (In Thousands)


                                                   March 31,      December 31,
                                                     1998             1997
                                                  -----------     ------------
ASSETS                                            (Unaudited)
Cash and cash equivalents                             $11,398        $6,627
Investment securities - held to maturity              103,574        95,533
Federal Home Loan Bank stock                            3,743         3,603
Loans receivable, net                                 438,335       433,942
Accrued interest receivable                             4,109         4,134
Real estate acquired in settlement of loans, net        3,443           195
Office properties and equipment, net                    5,174         5,218
Prepaid expenses and other assets                         624           355
                                                  -----------  ------------
TOTAL ASSETS                                         $570,400      $549,607
                                                  ===========  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                             $462,340      $450,874
Federal Home Loan Bank advances                        19,994        11,997
Advance payments by borrowers for
taxes and insurance                                       438           900
Other liabilities                                       3,401         2,952
                                                  -----------  ------------
Total liabilities                                     486,173       466,723
                                                  -----------  ------------
STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 shares
authorized, none issued
Common stock, $.01 par value, 20,000,000 shares
authorized, 5,153,751 shares issued,
4,896,063 shares outstanding                               52            52
Additional paid-in capital                             50,210        50,237
Employee stock benefit plans                          (5,914)       (6,207)
Retained earnings-substantially restricted             44,059        42,982
                                                  -----------  ------------
                                                       88,407        87,064
Treasury stock, at cost, 257,688 shares               (4,180)       (4,180)
                                                  -----------  ------------
Total stockholders' equity                             84,227        82,884
                                                  -----------  ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $570,400      $549,607
                                                  ===========  ============

           See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                (In Thousands)
                                 (Unaudited)


                                             Three Months Ended
                                                  March 31,
                                           ----------------------
                                              1998         1997
                                           ---------    ---------
INTEREST INCOME:
Loans receivable                              $8,843       $8,220
Investment securities                          1,735        1,552
Other                                             50           43
                                           ---------    ---------
Total interest income                         10,628        9,715
                                           ---------    ---------

INTEREST EXPENSE:
Deposits                                       5,908        5,560
Other borrowings                                 270           13
                                           ---------    ---------
Total interest expense                         6,178        5,573
                                           ---------    ---------
NET INTEREST INCOME                            4,450        4,142
PROVISION FOR LOAN LOSSES                         15           --
                                           ---------    ---------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                      4,435        4,142
                                           ---------    ---------
NONINTEREST INCOME:
Deposit fee income                               198          190
Other                                            260          128
                                           ---------    ---------
Total noninterest income                         458          318
                                           ---------    ---------
NONINTEREST EXPENSES:
Salaries and employee benefits                 1,647        1,265
Net occupancy expense                            206          188
Federal insurance premiums                        70           68
Data processing                                  229          205
Postage and supplies                              97           88
Other                                            414          298
                                           ---------    ---------
Total noninterest expenses                     2,663        2,112
                                           ---------    ---------
INCOME BEFORE INCOME TAXES                     2,230        2,348
INCOME TAX PROVISION                             810          838
                                           ---------    ---------
NET INCOME                                     1,420        1,510
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
Unrealized holding gain on securities
arising during period                             --           12
                                           ---------    ---------
COMPREHENSIVE INCOME                          $1,420       $1,522
                                           =========    =========
EARNINGS PER SHARE:
Basic                                         $ 0.31       $ 0.33
                                           =========    =========
Diluted                                       $ 0.30       $ 0.33
                                           =========    =========

            See notes to unaudited consolidated financial statements.

                     FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (In Thousands)
                                  (Unaudited)


                                                    Employee
                                        Additional   Stock
                               Common    Paid-In    Benefit   Retained  Treasury
                                Stock    Capital     Plans    Earnings   Stock       Total
                               -------  ----------  --------  --------  --------   --------
Balance, December 31, 1997         $52     $50,237  $(6,207)   $42,982  $(4,180)    $82,884
Net income                                                       1,420                1,420
Repayment of ESOP loan                         156       104                            260
Common stock acquired for
employee stock benefit plan                  (183)                                    (183)
Stock compensation expense                               189                            189
Dividends paid                                                   (343)                (343)
                               -------  ----------  --------  --------  --------   --------
Balance, March 31, 1998            $52     $50,210  $(5,914)   $44,059  $(4,180)    $84,227
                               =======  ==========  ========  ========  ========   ========

            See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                        -----------------------------
                                                            1998            1997
                                                          -------         -------
OPERATING ACTIVITIES:
Net income                                                 $1,420          $1,510
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for loan losses                                      15              --
Deferred tax provision                                         13              16
Loss on sale of real estate owned                              39              --
Gain on sale of mortgage loans
originated to sell                                           (42)              --
Depreciation                                                  125             112
Accretion of deferred loan fees                             (192)           (143)
Repayment of ESOP loan                                        260             186
Stock compensation expense                                    189              --
Changes in operating assets & liabilities:
Accrued interest receivable                                    25           (113)
Prepaid expenses & other assets                             (269)             111
Other liabilities                                           1,245             934
                                                   --------------  --------------
Net cash provided by operating activities                   2,828           2,613
                                                   --------------  --------------
INVESTING ACTIVITIES:
Purchases of investment securities-held to
maturity                                                 (24,937)         (3,419)
Proceeds from maturities of investment
securities-held to maturity                                16,755           2,009
Loan originations, net of repayments                     (10,517)         (7,167)
Proceeds from sales of mortgage loans
originated to sell                                          2,988              --
Proceeds from sales of real estate owned                       69              --
Purchases of office properties and equipment                 (81)         (1,574)
                                                   --------------  --------------
Net cash used by investing activities                    (15,723)        (10,151)
                                                   --------------  --------------







                                                              (Continued)

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                        -----------------------------
                                                           1998                1997
                                                        ---------           ---------
FINANCING ACTIVITIES:
Net increase in deposits                                   11,466               8,554
Advances from FHLB                                          7,997               3,000
Net increase (decrease) in advance payments
by borrowers for taxes & insurance                          (462)                  75
Common stock acquired for employee stock
benefit plan                                                (992)                  --
Dividends paid                                              (343)               (245)
                                                        ---------            --------
Net cash provided by financing activities                  17,666              11,384
                                                        ---------            --------
Net increase in cash and cash equivalents                   4,771               3,846
CASH AND CASH EQUIVALENTS:
Beginning of period                                         6,627               6,819
                                                        ---------           ---------
End of period                                             $11,398             $10,665
                                                        =========           =========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid for:
Interest                                                  $ 6,150             $ 5,507
                                                        =========           =========
Income taxes                                              $    --             $    --
                                                        =========           =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITIES:
Real estate acquired in settlement of loans               $ 3,356             $    --
                                                        =========           =========
Increase in unrealized gains, net                         $    --             $    12
                                                        =========           =========

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

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, contained in the Corporation's 1997 Annual Report to Stockholders.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany items have been eliminated.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Corporation has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") for the quarter ended March 31, 1998. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The Corporation has presented the components of other comprehensive income and total comprehensive income below the total for net income in the consolidated statements of income and comprehensive income. SFAS 130 also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS 130 requires restatement of all periods presented.

NOTE 4 - EARNINGS PER SHARE

The weighted average number of common shares used to calculate earnings per share for the quarters ended March 31, 1998 and 1997 were as follows:

                                     1998       1997
                                   ---------  ---------
Basic weighted - average shares    4,552,948  4,511,344
Effect of dilutive securities        114,766         --
                                   ---------  ---------
Diluted weighted - average shares  4,667,714  4,511,344

During the first quarter of 1997, there were no potential dilutive securities.

NOTE 5 - DECLARATION OF DIVIDENDS

At their meeting on February 25, 1998, the Board of Directors declared a $.07 (seven cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on March 26, 1998 to the stockholders of record at the close of business on March 12, 1998.

NOTE 6 - INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):



                               March 31, 1998
                             ------------------
                             Amortized    Fair
HELD TO MATURITY               Cost       Value
                             ---------  --------
U. S. Government and
Agency obligations            $103,438  $103,371
Mortgage-backed securities
-FHLMC                             136       143
                             ---------  --------
Total                         $103,574  $103,514
                             =========  ========

NOTE 7 - LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):


                                    March 31, 1998
                                   ----------------
First mortgage loans:
One- to four- family residences           $376,081
Other properties                            17,461
Construction                                21,007
Less:
Unearned discounts                           (327)
Undisbursed loan funds                     (6,810)
Deferred loan fees, net                    (3,295)
                                    --------------
Total first mortgage loans                 404,117
                                    --------------
Consumer and other loans:
Commercial                                   6,226
Automobile                                   8,698
Consumer                                     3,805
Home equity and second mortgage             12,904
Savings                                      1,703
Other                                        1,793
Add deferred loan costs                        144
                                    --------------
Total consumer and other loans              35,273
                                    --------------
Allowance for loan losses                  (1,055)
                                    --------------
Loans receivable, net                     $438,335
                                    ==============

Non-accrual loans at March 31, 1998 were $1.4 million. All loans 90 days or more past due are recorded as non-accrual. The Bank reclassified a previously reported non-accrual commercial real estate loan to real estate acquired in settlement of loans in the first quarter of 1998. The value of the property was estimated at $3.2 million based upon an appraisal less estimated selling expenses. A preliminary offer in excess of the appraisal amount has been received. All offers will be contingent upon a due diligence process to be performed by the prospective buyer. The property will be operated by a management company until disposition.

A summary of the activity in the allowances for loan losses is as follows (in thousands):


Balance at December 31, 1997       $1,196
Provisions for estimated losses        15
Recoveries                              1
Losses charged off                  (157)
                                  -------
Balance at March 31, 1998          $1,055
                                  =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     At March 31, 1998, the Corporation's assets amounted to $570.4 million as compared to $549.6 million at December 31, 1997. The $20.8 million or 3.8% increase was primarily due to an increase of $8.0 million or 8.4% in investment securities - held to maturity, a $4.4 million or 1.0% increase in loans receivable, net, a $4.8 million or 72.0% increase in cash and cash equivalents, and a $3.2 million increase in real estate acquired in settlement of loans, net. The loans receivable increase resulted from the continued origination of loans during the three months ended March 31, 1998. Originations for the three month period ended March 31, 1998 consisted of $28.2 million in one- to four-family residential loans, $3.7 million in commercial loans, $6.0 million in construction loans and $6.6 million in consumer installment loans, of which $2.1 million consisted of home equity loans and $2.2 million consisted of automobile loans. At March 31, 1998, the Bank had outstanding loan commitments of $2.4 million, unused lines of credit of $3.5 million, and the undisbursed portion of construction loans of $6.8 million. Real estate acquired in settlement of loans increased $3.2 million due to the Bank accepting a deed in lieu of foreclosure on a commercial real estate loan. Liabilities increased $19.5 million or 4.2% to $486.2 million at March 31, 1998 compared to $466.7 million at December 31, 1997. The increase in liabilities was primarily due to an increase of $11.5 million or 2.5% in deposits and an $8.0 million or 66.7% increase in advances from the Federal Home Loan Bank ("FHLB") of Dallas. The increases in deposits and advances from the FHLB of Dallas were used to fund the net loan increase, to purchase additional investment securities and to increase cash and cash equivalents. Stockholders' equity amounted to $84.2 million or 14.77% of total assets at March 31, 1998 compared to $82.9 million or 15.08% of total assets at December 31, 1997. The increase in stockholders' equity was primarily due to net income in the amount of $1.4 million. Such increase during the three months ended March 31, 1998 was partially offset by the payment of cash dividends aggregating $343,000.

     Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $4.9 million or .85% of total assets at March 31, 1998, compared to $5.2 million or .94% of total assets at December 31, 1997. The Bank reclassified a previously reported non-accrual commercial real estate loan to real estate acquired in settlement of loans in the first quarter of 1998. The value of the property was estimated at $3.2 million based upon an appraisal less estimated selling expenses. A preliminary offer in excess of the appraisal amount has been received. All offers will be contingent upon a due diligence process to be performed by the prospective buyer. The property will be operated by a management company until disposition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     GENERAL. The Corporation reported net income of $1.4 million during the three months ended March 31, 1998 compared to net income of $1.5 million for the same period in 1997. The decrease of $90,000 in net income in the 1998 period compared to the same period in 1997 was primarily due to an increase in noninterest expenses reduced by increases in net interest income and noninterest income. Net interest income rose from $4.1 million for the three months ended March 31, 1997 to $4.5 million for the same period in 1998. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread decreased to 2.56% for the 1998 three month period compared to 2.58% for the 1997 three month period. These and other significant fluctuations in operations are discussed below.

     INTEREST INCOME. Interest income amounted to $10.6 million for the three months ended March 31, 1998 compared to $9.7 million for the same period in 1997. The increase of $900,000 or 9.4% was primarily due to an increase in the average balance of loans receivable. The increase in the average balance of loans receivable was due to portfolio growth. Such increase was partially offset by a decline in the average yield earned on such assets due primarily to the origination of loans at market interest rates which are currently lower than the average yield of the Bank's loan portfolio. The average balance of investment securities increased due to additional purchases of investment securities. The average yield earned on investment securities increased due to the purchase of longer term investments at rates higher than the average rate earned on such assets in portfolio.

     INTEREST EXPENSE. Interest expense increased $600,000 or 10.9% to $6.2 million for the three months ended March 31, 1998 compared to $5.6 million for the same period in 1997. Such increase was primarily due to an increase in the average balance of deposits as well as an increase in the average balance of FHLB of Dallas advances.

     NONINTEREST INCOME. Noninterest income amounted to $458,000 for the three months ended March 31, 1998 compared to $318,000 for the same period in 1997. The increase of $140,000 or 44.0% was due primarily to a gain of $42,000 on the sale of originated loans on the secondary market and to the recognition of income in the amount of $77,000 from operations of commercial real estate owned.

     NONINTEREST EXPENSE. Noninterest expenses increased $551,000 or 26.1% between the 1998 and 1997 three month periods. Such increases were due primarily to increases in salaries and employee benefits, occupancy costs due to branch expansions, legal fees in connection with a commercial loan foreclosure and a loss on disposition of real estate owned. Salaries and employee benefits increased by $380,000 or 30.2% from $1.3 million to $1.6 million for the three month period March 31, 1997 and 1998, respectively.
Costs associated with the management recognition and retention plan of $189,000 were recognized in the three month period ended March 31, 1998 compared to none in the three month period ended March 31, 1997 due to the plan not being implemented until May 1997. The recognition of costs related to the release of unallocated shares from the employee stock ownership plan ("ESOP") increased by $69,000 or 41.4% from $167,000 to $236,000 for the three month period ended March 31, 1997 and 1998, respectively, due to the increase in the Corporation's stock price. Compensation expenses associated with the ESOP are based on the number of shares released from the ESOP Trust and the current price of the Corporation's common stock. The increase in salaries and employee benefits was also due to normal salary and merit increases as well as an increase in personnel resulting from expansion of the Bank's operations. Occupancy expenses were $206,000 and $188,000 for the three month periods ended March 31, 1998 and 1997, respectively, resulting in a $18,000 or 9.6% increase. Such increase was primarily due to branch expansions.

     INCOME TAXES. Income taxes amounted to $810,000 and $838,000 for the three months ended March 31, 1998 and 1997, respectively, resulting in effective tax rates of 36.3% and 35.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Corporation's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, maturities of investment securities, mortgage-backed securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Corporation invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Corporation has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At March 31, 1998, the Bank had outstanding advances from the FHLB of Dallas in the amount of $20.0 million. Such advances were used in the Bank's normal operations and investing activities.

     As of March 31, 1998, the Bank's regulatory capital was in excess of all applicable regulatory capital adequacy requirements. At March 31, 1998, the Bank's tangible, core and risk-based capital ratios amounted to 11.8%, 11.8% and 22.4%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-Q, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

     Unlike most industrial companies, virtually all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

THE YEAR 2000 ISSUE

     The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Bank has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The majority of the Bank's data processing is provided by a third party service bureau. The service bureau is actively involved in resolving Year 2000 issues and has provided the Bank with frequent updates regarding their progress. The service bureau has advised the Bank that it expects to have the majority of the Year 2000 issues resolved before the end of 1998 to allow the Bank to test their system for Year 2000 compliance. The Bank presently believes that, based on the progress of the Bank's service bureau, the Year 2000 problem will not pose significant operational problems for the Bank's computer system.

                QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK

For a discussion of the Corporation's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 1997 Annual Report to Stockholders. There has been no material change in the Corporation's asset and liability position or the market value of the Bank's portfolio equity since December 31, 1997.

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



                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.




              Date:  May 11, 1998    By: /s/ Larry J. Brandt
                                    -----------------------------
                                         Larry J. Brandt
                                         President



              Date:  May 11, 1998    By: /s/ Tommy W. Richardson
                                    -----------------------------
                                         Tommy W. Richardson
                                         Chief Financial Officer