Form 10-Q
period 1998-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1998-08-12
CIK 1006424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

                                       OR

           [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _____________ to ___________

                         Commission File Number 0-28312

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
             (Exact name of registrant as specified in its charter)

                             Texas                                                 71-0785261
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer
                                                                               Identification Number)


          200 West Stephenson
           Harrison, Arkansas                                                          72601
(Address of principal executive office)                                              (Zip Code)

                                 (870) 741-7641
              (Registrant's telephone number, including area code)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 1998, there were issued and outstanding 4,818,463 shares of the Registrant's Common Stock, par value $.01 per share.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                                TABLE OF CONTENTS

                                                                                                             PAGE
PART I.              FINANCIAL INFORMATION

Item 1.              Consolidated Financial Statements

                     Consolidated Statements of Financial Condition
                     As of June 30, 1998 (unaudited) and December 31, 1997                                     1

                     Consolidated Statements of Income and Comprehensive Income
                     for the three and six months ended June 30, 1998 (unaudited)
                     and 1997 (unaudited)                                                                      2

                     Consolidated Statement of Stockholders' Equity for the six months
                     ended June 30, 1998 (unaudited)                                                           3

                     Consolidated Statements of Cash Flows for the six months
                     ended June 30, 1998 (unaudited) and 1997 (unaudited)                                      4

                     Notes to Unaudited Consolidated Financial Statements                                      6

Item 2.              Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                     9

Item 3.              Quantitative and Qualitative Disclosures about Market Risk                               14


PART II.             OTHER INFORMATION


Item 1.              Legal Proceedings                                                                        15
Item 2.              Changes in Securities and  Use of  Proceeds                                              15
Item 3.              Defaults Upon Senior Securities                                                          15
Item 4.              Submission of Matters to a Vote of Security Holders                                      15
Item 5.              Other Information                                                                        15
Item 6.              Exhibits and Reports on Form 8-K                                                         15

SIGNATURES                                                                                                    16

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)

                                                                                         June 30,            December 31,
ASSETS                                                                                    1998                   1997
                                                                                        ---------             ---------
                                                                                       (Unaudited)
Cash and cash equivalents                                                                $  7,431              $  6,627
Investment securities - held to maturity                                                  111,869                95,533
Federal Home Loan Bank stock                                                                3,799                 3,603
Loans receivable, net                                                                     441,608               433,942
Accrued interest receivable                                                                 4,502                 4,134
Real estate acquired in settlement of loans, net                                            3,456                   195
Office properties and equipment, net                                                        5,105                 5,218
Prepaid expenses and other assets                                                             372                   355
                                                                                        --------               --------
     TOTAL ASSETS                                                                        $578,142              $549,607
                                                                                        ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                                 $462,519             $450,874
Federal Home Loan Bank advances                                                            28,341                11,997
Advance payments by borrowers for
 taxes and insurance                                                                          536                   900
Other liabilities                                                                           1,715                 2,952
                                                                                        ---------             ---------

     Total liabilities                                                                    493,111               466,723
                                                                                        ---------             ---------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000 shares
  authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 5,153,751 shares issued, 4,871,063 shares outstanding at June 30, 1998
  and 4,896,063 at December 31, 1997                                                           52                    52
Additional paid-in capital                                                                 50,264                50,237
Employee stock benefit plans                                                               (5,622)               (6,207)
Retained earnings-substantially restricted                                                 45,178                42,982
                                                                                        ---------             ---------
                                                                                           89,872                87,064
Treasury stock, at cost, 282,688 shares at
   June 30, 1998 and 257,688 at December 31, 1997                                          (4,841)               (4,180)
                                                                                        ---------             ---------
     Total stockholders' equity                                                            85,031                82,884
                                                                                        ---------             ---------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                             $578,142              $549,607
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

                                             FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                           (In Thousands)
                                                             (Unaudited)


                                                                   Three Months-Ended                         Six Months Ended
                                                                         June 30,                                 June 30,
                                                              ----------------------------             ----------------------------
                                                                1998                1997                 1998                1997
                                                              --------            --------             --------            --------
INTEREST INCOME:
  Loans receivable                                             $ 8,917             $ 8,411              $17,760            $ 16,631
  Investment securities                                          1,911               1,546                3,646               2,998
  Other                                                             36                  91                   86                 134
                                                              --------            --------             --------            --------
      Total interest income                                     10,864              10,048               21,492              19,763
                                                              --------            --------             --------            --------

INTEREST EXPENSE:
  Deposits                                                       6,022               5,754               11,929              11,313
  Other borrowings                                                 353                  78                  624                  91
                                                              --------            --------             --------            --------
      Total interest expense                                     6,375               5,832               12,553              11,404
                                                              --------            --------             --------            --------
NET INTEREST INCOME                                              4,489               4,216                8,939               8,359
PROVISION FOR LOAN LOSSES                                           10                  --                   25                  --
                                                              --------            --------             --------            --------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                       4,479               4,216                8,914               8,359
                                                              --------            --------             --------            --------

NONINTEREST INCOME:
  Gain on sales of investment securities                            --                 394                   --                 394
  Deposit fee income                                               222                 203                  420                 393
  Other                                                            216                 275                  476                 403
                                                              --------            --------             --------            --------
      Total noninterest income                                     438                 872                  896               1,190
                                                              --------            --------             --------            --------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                 1,667               2,105                3,314               3,371
  Net occupancy expense                                            218                 201                  424                 389
  Federal insurance premiums                                        69                  68                  140                 135
  Provision for real estate losses                                   7                  10                    7                  10
  Data processing                                                  217                 206                  445                 411
  Postage and supplies                                             112                 100                  209                 189
  Other                                                            381                 339                  795                 637
                                                              --------            --------             --------            --------
      Total noninterest expenses                                 2,671               3,029                5,334               5,142
                                                              --------            --------             --------            --------

INCOME BEFORE INCOME TAXES                                       2,246               2,059                4,476               4,407
INCOME TAX PROVISION                                               784                 739                1,594               1,577
                                                              --------            --------             --------            --------
NET INCOME                                                       1,462               1,320                2,882               2,830

OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
 Unrealized holding gain on securities
     arising during period                                          --                  46                   --                  58
 Less:  reclassification adjustment for gains
     included in net income                                         --                (260)                  --                (260)
                                                              --------            --------             --------            --------
COMPREHENSIVE INCOME                                          $ 1,462              $ 1,106              $ 2,882             $ 2,628
                                                              ========            ========             ========            ========

EARNINGS PER SHARE:
  Basic                                                       $   0.32            $   0.29             $   0.63            $   0.63
                                                              ========            ========             ========            ========
  Diluted                                                     $   0.31            $   0.29             $   0.61            $   0.62
                                                              ========            ========             ========            ========

See notes to unaudited consolidated financial statements.

                                                                  2

                                             FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                           (In Thousands)
                                                             (Unaudited)



                                                                         Employee
                                                       Additional          Stock
                                        Common           Paid-In          Benefit         Retained         Treasury
                                         Stock           Capital           Plans          Earnings           Stock           Total
                                       --------         --------         --------         --------         --------         --------

Balance, January 1, 1998               $     52         $ 50,237         $ (6,207)        $ 42,982         $ (4,180)        $ 82,884
Net income                                                                                   2,882                             2,882

Repayment of ESOP loan                                       341              208                                                549

Common stock acquired for
  employee stock benefit plan                               (434)                                                              (434)

Stock compensation expense                                                    377                                                377

Shares released from
  restricted stock trust                                     120                                                                 120

Purchase of  treasury stock,
  at cost                                                                                                     (661)            (661)

Dividends paid                                                                                (686)                            (686)
                                       --------         --------         --------         --------         --------         --------

Balance, June 30, 1998                 $     52         $ 50,264         $ (5,622)        $ 45,178         $ (4,841)        $ 85,031
                                       ========         ========         ========         ========         ========         ========

See notes to unaudited consolidated financial statements.


                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                               Six Months Ended June 30,
                                                             -----------------------------
                                                               1998                  1997
                                                             --------             --------
OPERATING ACTIVITIES:
 Net income                                                  $  2,882             $  2,830
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                                        25                   --
  Provision for real estate losses                                  7                   10
  Deferred tax provision                                          235                   75
  Gain on sale of real estate owned                                --                 (150)
  Loss on sale of real estate owned                                54                   --
  Gain on sale of investment securities                            --                 (394)
  Gain on sale of mortgage loans
   originated to sell                                            (104)                  (3)
  Depreciation                                                    252                  230
  Accretion of deferred loan fees                                (390)                (301)
  Repayment of ESOP loan                                          549                  382
  Stock compensation expense                                      377                  817
  Changes in operating assets & liabilities:
     Accrued interest receivable                                 (368)                (210)
     Prepaid expenses & other assets                              (17)                 392
     Other liabilities                                             31                  342
                                                             --------             --------
       Net cash provided by operating activities                3,533                4,020
                                                             --------             --------

INVESTING ACTIVITIES:
  Purchases of investment securities-held to
   maturity                                                   (51,287)             (14,516)
  Proceeds from sale of investment securities -
   available for sale                                              --                  406
  Proceeds from maturities of investment
   securities-held to maturity                                 34,755               14,008
  Loan originations, net of repayments                        (18,636)             (18,590)
  Proceeds from sales of mortgage loans
   originated to sell                                           7,986                  294
  Proceeds from sales of real estate owned                        131                   63
  Purchases of office properties and equipment                   (138)              (1,799)
                                                             --------             --------
     Net cash used by investing activities                    (27,189)             (20,134)
                                                             --------             --------

                                                                     (Continued)

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                          -----------------------------
                                                             1998                1997
                                                          --------             --------
FINANCING ACTIVITIES:
  Net increase in deposits                                  11,644               21,293
  Net increase in advances from FHLB                        16,344                6,000
  Net decrease in advance payments
     by borrowers for taxes & insurance                       (364)                (339)
  Purchase of treasury stock                                  (661)                  --
  Common stock acquired for employee stock
     benefit plan                                           (1,817)                (971)
  Dividends paid                                              (686)                (490)
                                                          --------             --------
     Net cash provided by financing activities              24,460               25,493
                                                          --------             --------
Net increase in cash and cash equivalents                      804                9,379
CASH AND CASH EQUIVALENTS:
  Beginning of period                                        6,627                6,819
                                                          --------             --------
  End of period                                           $  7,431             $ 16,198
                                                          ========             ========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                              $ 12,540             $ 11,291
                                                          ========             ========
    Income taxes                                          $  1,194             $  1,408
                                                          ========             ========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
   Real estate acquired in settlement of loans            $  3,453             $    110
                                                          ========             ========
   Change in unrealized gains, net                        $     --             $   (202)
                                                          ========             ========
   Obligation assumed to acquire common stock
      for the stock benefit plan                          $     --             $  3,005
                                                          ========             ========


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

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, contained in the Corporation's 1997 Annual Report to Stockholders.

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

NOTE 4 - EARNINGS PER SHARE

The weighted average number of common shares used to calculate earnings per share for the three and six months ended June 30, 1998 and 1997 were as follows:

                                                Three months ended               Six months ended
                                                     June 30,                        June 30,
                                             ------------------------      ---------------------------
                                                1998           1997           1998              1997
                                             ---------      ---------       ---------        ---------
Basic weighted-average shares                4,560,765      4,521,744       4,556,878        4,516,572
Effect of dilutive securities-
stock options                                  149,598         1,964         134,560               987
                                            ----------        ------        --------         ---------
Diluted weighted-average shares              4,710,363      4,523,708       4,691,438        4,517,559


NOTE 5 - DECLARATION OF DIVIDENDS

At their meeting on May 20, 1998, the Board of Directors declared a $.07 (seven cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on June 24, 1998 to the stockholders of record at the close of business on June 10, 1998.

NOTE 6 - INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):



                                            June 30, 1998
                                   ------------------------------
                                     Amortized            Fair
                                       Cost              Value
                                   -----------          ---------
HELD TO MATURITY
 U. S. Government and
   Agency obligations                $111,766           $111,924


 Mortgage-backed securities
   -FHLMC                                 103                108
                                   ----------         ----------

    Total                            $111,869           $112,032
                                     ========           ========

NOTE 7 - LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):


                                                    June 30, 1998
                                                 --------------------
First mortgage loans:
 One- to four- family residences                         $377,187
 Other properties                                          20,329
 Construction                                              21,076
 Less:
  Unearned discounts                                         (304)
  Undisbursed loan funds                                   (8,529)
  Deferred loan fees, net                                  (3,322)
                                                         --------

   Total first mortgage loans                             406,437

Consumer and other loans:
 Commercial                                                 7,404
 Automobile                                                 8,683
 Consumer                                                   3,608
 Home equity and second mortgage                           12,700
 Savings                                                    1,683
 Other                                                      1,972
 Add deferred loan costs                                      145
                                                         --------
    Total consumer and other loans                         36,195
                                                         --------
Allowance for loan losses                                  (1,024)
                                                         --------
    Loans receivable, net                                $441,608
                                                         ========

Non-accrual loans at June 30, 1998 were $1.5 million. All loans 90 days or more past due are recorded as non-accrual. The Bank reclassified a previously reported non-accrual commercial real estate loan to real estate acquired in settlement of loans in the first quarter of 1998. The value of the property was estimated at $3.2 million based upon an appraisal less estimated selling expenses. The property is currently operated by a management company and is being marketed for disposition. It is anticipated that this commercial property will be sold, or at least committed to sell in the third quarter.

A summary of the activity in the allowances for loan and real estate losses is as follows (in thousands):

                                                    Loans       Real Estate
                                                   -------      -----------
Balance at December 31, 1997                        $1,196        $   --
 Provisions for estimated losses                        25             7
 Recoveries                                              2            --
 Losses charged off                                   (199)           (7)
                                                    ------        ------
Balance at June 30, 1998                            $1,024        $    -
                                                    ======        ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

           At June 30, 1998, the Corporation's assets amounted to $578.1 million as compared to $549.6 million at December 31, 1997. The $28.5 million or 5.2% increase was primarily due to an increase of $16.3 million or 17.1% in investment securities - held to maturity, a $7.7 million or 1.8% increase in loans receivable, and a $3.3 million increase in real estate acquired in settlement of loans, net.

The loans receivable increase resulted from the continued origination of loans during the six months ended June 30, 1998. Originations for the six month period ended June 30, 1998 consisted of $56.8 million in one- to four- family residential loans, $600,000 in multi-family residential loans, $8.9 million in commercial loans, $13.2 million in construction loans and $12.7 million in consumer installment loans, of which $4.3 million consisted of home equity loans and $4.1 million consisted of automobile loans. At June 30, 1998, the Bank had outstanding loan commitments of $5.0 million, unused lines of credit of $3.9 million, and the undisbursed portion of construction loans of $8.5 million. Real estate acquired in settlement of loans increased $3.3 million primarily due to the Bank accepting a deed in lieu of foreclosure on a commercial real estate loan.

Liabilities increased $26.4 million or 5.7% to $493.1 million at June 30, 1998 compared to $466.7 million at December 31, 1997. The increase in liabilities was primarily due to an increase of $11.6 million or 2.6% in deposits and a $16.3 million or 136.2% increase in advances from the Federal Home Loan Bank ("FHLB") of Dallas. The increases in deposits and advances from the FHLB of Dallas were used to fund the net loan increase, to purchase additional investment securities and to increase cash and cash equivalents. Stockholders' equity amounted to $85.0 million or 14.7% of total assets at June 30, 1998 compared to $82.9 million or 15.1% of total assets at December 31, 1997. The increase in stockholders' equity was primarily due to net income in the amount of $2.9 million. Such increase during the six months ended June 30, 1998 was partially offset by the payment of cash dividends aggregating $686,000 and the purchase of $661,000 of treasury stock.

           Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $5.0 million or .86% of total assets at June 30, 1998, compared to $5.2 million or .94% of total assets at December 31, 1997. The Bank reclassified a previously reported non-accrual commercial real estate loan to real estate acquired in settlement of loans in the first quarter of 1998. The value of the property was estimated at $3.2 million based upon an appraisal less estimated selling expenses. The property is currently operated by a management company and is being marketed for disposition. It is anticipated that this commercial property will be sold, or at least committed to sell in the third quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

           GENERAL. The Corporation reported net income of $1.5 million during the three months ended June 30, 1998 compared to net income of $1.3 million for the same period in 1997. The increase of

$142,000 in net income in the 1998 period compared to the same period in 1997 was primarily due to an increase in net interest income and a reduction in noninterest expenses which was partially offset by a reduction in noninterest income. Net interest income rose from $4.2 million for the three months ended June 30, 1997 to $4.5 million for the same period in 1998. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread and net interest margin remained relatively unchanged at 2.56% and 3.23%, respectively, for the 1998 three month period compared to 2.54% and 3.29%, respectively, for the 1997 three month period. The ratio of interest-earning assets to interest-bearing liabilities was 114.6% for the 1998 three month period compared to 116.5% for the 1997 three month period. These and other significant fluctuations in operations are discussed below.

           INTEREST INCOME. Interest income amounted to $10.9 million for the three months ended June 30, 1998 compared to $10.1 million for the same period in 1997. The increase of $816,000 or 8.1% was primarily due to an increase in the average balance of loans receivable. The increase in the average balance of loans receivable was due to portfolio growth. Such increase was partially offset by a decline in the average yield earned on such assets due primarily to the origination of loans at market interest rates which are currently lower than the average yield of the Bank's loan portfolio. The average balance of investment securities increased due to additional purchases of investment securities. The average balance and rate earned on investment securities increased due to the purchase of longer term investments at rates higher than the average yield earned on such assets in portfolio.

           INTEREST EXPENSE. Interest expense increased $543,000 or 9.3% to $6.4 million for the three months ended June 30, 1998 compared to $5.8 million for the same period in 1997. Such increase was primarily due to an increase in the average balance of deposits as well as an increase in the average balance of FHLB of Dallas advances.

           NONINTEREST INCOME. Noninterest income amounted to $438,000 for the three months ended June 30, 1998 compared to $872,000 for the same period in 1997. The decrease of $434,000 or 49.8% was due primarily to a gain of $394,000 recognized in 1997 on the sale of Federal Home Loan Mortgage Corporation stock and to the recognition in 1997 of $145,000 on previously deferred profit on the sale of real estate owned. The decrease in noninterest income for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 was partially offset by an increase of $59,000 from $3,000 to $62,000 in gain on the sale of mortgage loans in the secondary market.

           NONINTEREST EXPENSE. Noninterest expenses decreased $358,000 or 11.8% between the 1998 and 1997 three month periods. As discussed below, the decrease was primarily due to the cost recognition of the management recognition and retention plan. Increases in noninterest expenses were due primarily to increased costs associated with the Corporation's employee stock ownership plan ("ESOP") as a result of an increase in the Corporation's stock price, occupancy costs due to branch expansions, salaries and benefits due to increased personnel, legal fees in connection with a commercial loan foreclosure and a loss on disposition of real estate owned. Salaries and employee benefits decreased by $438,000 or 20.8% from $2.1 million to $1.7 million for the three month periods ended June 30, 1997 and 1998, respectively. Costs related to the management recognition and retention plan amounted to $189,000 compared to $817,000 for the three month periods ended June 30, 1998 and 1997, respectively. The 1997 period expense resulted primarily from the cost recognition due to an immediate 20% vesting after the plan was approved by the Corporation's shareholders. The recognition of costs related to the release of unallocated shares from the ESOP increased by $88,000 or 49.7% from $177,000 to $265,000 for the three month periods ended June 30, 1997 and 1998, respectively, due to the increase in the Corporation's stock price. Compensation expenses associated with the ESOP are based on the number of shares released from the ESOP Trust and the current price of the Corporation's common stock. In addition, salaries and employee benefits increased due to normal salary and merit increases as well as an increase in personnel resulting from expansion of the Bank's operations. Occupancy expenses were $218,000 and $201,000 for the three month periods ended June 30, 1998 and 1997, respectively, resulting in a $17,000 or 8.5% increase. Such increase was primarily due to branch expansions.

           INCOME TAXES. Income taxes amounted to $784,000 and $739,000 for the three months ended June 30, 1998 and 1997, respectively, resulting in effective tax rates of 34.9% and 35.9%, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

           GENERAL. The Corporation reported net income of $2.9 million during the six months ended June 30, 1998 compared to $2.8 million for the same period in 1997. The increase of $52,000 or 1.8% in net income in the 1998 period compared to the same period in 1997 was due to an increase in net interest income which was partially offset by an increase in noninterest expenses and a reduction in noninterest income. Net interest income increased by $580,000 or 6.9% from $8.4 million to $8.9 million for the six month periods ended June 30, 1997 and 1998, respectively. In addition, the Corporation's interest rate spread remained unchanged at 2.56% and net interest margin decreased to 3.25% for the 1998 six month period compared to 2.56% and 3.31%, respectively, for the 1997 six month period.

           INTEREST INCOME. Interest income amounted to $21.5 million for the six months ended June 30, 1998 compared to $19.8 million for the same period in 1997. The increase of $1.7 million or 8.7% was primarily due to an increase in the average balance of loans receivable as a result of continued loan demand and portfolio growth. Such increase was partially offset by a decline in the average yield earned on such assets due primarily to the origination of loans at market interest rates which are currently lower than the average yield of the Bank's loan portfolio. The average balance of investment securities increased due to additional purchases of investment securities. The average balance and rate earned on investment securities increased due to the purchase of longer term investments at rates higher than the average yield earned on such assets in portfolio.

           INTEREST EXPENSE. Interest expense increased $1.2 million or 10.1% to $12.6 million for the six months ended June 30, 1998 compared to $11.4 million for the same period in 1997. Such increase was primarily due to an increase in the average balance of deposits as well as an increase in the average balance of FHLB of Dallas advances.

           NONINTEREST INCOME. Noninterest income amounted to $896,000 for the six months ended June 30, 1998 compared to $1.2 million for the same period in 1997. The decrease of $294,000 or 24.7% was due primarily to a gain of $394,000 recognized in 1997 on the sale of Federal Home Loan Mortgage Corporation stock and to the recognition in 1997 of $145,000 on previously deferred profit on the sale of real estate owned. The decrease in noninterest income for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 was partially offset by an increase of $100,000 from $3,000 to $103,000 in gain on the sale of mortgage loans in the secondary market.

           NONINTEREST EXPENSE. Noninterest expenses increased $192,000 or 3.7% between the 1998 and 1997 six month periods. The increase was primarily due to increased costs associated with the Corporation's ESOP as a result of an increase in the Corporation's stock price, occupancy costs due to branch expansions, salaries and benefits due to increased personnel, legal fees in connection with a commercial loan foreclosure and a loss on disposition of real estate owned. Such increases were partially offset by a decrease in cost recognition related to the management recognition and retention plan and a decrease in salaries and employee benefits. The recognition of costs related to the release of unallocated shares from the ESOP increased by $157,000 or 45.7% from $344,000 to $501,000 for the six month periods ended June 30, 1997 and 1998, respectively, due to the increase in the Corporation's stock price. Compensation expenses associated with the ESOP are based on the number of shares released from the ESOP Trust and the current price of the Corporation's common stock. Salaries and employee benefits increased due to normal salary and merit increases as well as an increase in personnel resulting from expansion of the Bank's operations. Occupancy expenses were $424,000 and $389,000 for the six month periods ended June 30, 1998 and 1997, respectively, resulting in a $35,000 or 9.0% increase. Such increase was primarily due to branch expansions. Costs related to the management recognition and retention plan amounted to $377,000 compared to $817,000 for the six month periods ended June 30, 1998, and 1997, respectively. The 1997 period expense resulted primarily from the cost recognition due to an immediate 20% vesting after the plan was approved by the Corporation's shareholders. Salaries and employee benefits decreased by $57,000 or 1.7% from $3.4 million to $3.3 million for the six month periods ended June 30, 1997 and 1998, respectively.

           INCOME TAXES. Income taxes amounted to $1.6 million for both the six month period ended June 30, 1998 and June 30, 1997, resulting in effective tax rates of 35.6% and 35.8%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

           The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Corporation's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization, maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Corporation invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Corporation has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At June 30, 1998, the Bank had outstanding advances from the FHLB of Dallas in the amount of $28.3 million. Such advances were used in the Bank's normal operations and investing activities.

           As of June 30, 1998, the Bank's regulatory capital was in excess of all applicable regulatory capital adequacy requirements. At June 30, 1998, the Bank's tangible, core and risk-based capital ratios amounted to 11.9%, 11.9% and 22.5%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

THE YEAR 2000 ISSUE

           The Bank is actively working on issues relating to the Year 2000 century change. The Bank has conducted a review of its computer systems as well as other support systems, vendors, suppliers, and commercial loan customers to determine those that could be affected by the century change.

           The majority of the Bank's data processing is provided by a third party service bureau that processes data for over 250 banks nationwide. The service bureau is actively involved in resolving the Year 2000 issue and is providing the Bank with frequent reports on its progress and is conducting Year 2000 seminars that have been attended by key Bank employees.

           An important part of determining Year 2000 compliance is testing of the various systems within the Bank. A plan for testing has been developed and the Bank has begun testing in accordance with the plan. Testing will take place throughout the remainder of 1998 and should be completed by the first quarter of 1999. Tests will be performed of the Bank's service bureau and account processing. A contingency plan is being developed as well to help ensure that system processing will not be stopped due to any Year 2000 problems that might be encountered.

           The Bank believes that, based on the current progress of the Bank's service bureau, the Year 2000 century change will not pose significant operational problems for the Bank's computer system and account processing.

FORWARD-LOOKING STATEMENTS

           This Form 10-Q contains certain forward-looking statements and information relating to the Corporation that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Corporation or the Corporation's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Corporation with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Corporation does not intend to update these forward-looking statements.


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

Item 2.      Changes in Securities and Use of Proceeds

             Not applicable.

Item 3.      Defaults Upon Senior Securities

             Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

             On April 23, 1998, the Corporation held an annual meeting of stockholders for the following purposes:

                       (1) To elect Larry J. Brandt as a director for a term of three years; and

                       (2) To ratify the appointment by the Board of Directors of Deloitte and Touche LLP as the Corporation's independent auditors for the year ending December 31, 1998.

             The results of the voting are set forth below:

                       Proposal One (Election of Director):

                                                              AGAINST/
                            NAME                 FOR          WITHHELD
                            Larry J. Brandt    4,382,537      16,999

                       Proposal Two (Ratification of Auditors):

                            FOR                AGAINST        ABSTAIN
                            4,369,264          3,200          27,072

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



                                      FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



Date:  August 10, 1998                 By: /s/Larry J. Brandt
                                           ------------------
                                           Larry J. Brandt
                                           President



Date:  August 10, 1998
                                       By: /s/Tommy W. Richardson
                                           -----------------------
                                           Tommy W. Richardson
                                           Chief Financial Officer