Form 10-Q
period 1998-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1998-11-13
CIK 1006424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                        OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                         Commission File Number 0-28312

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
             (Exact name of registrant as specified in its charter)

            Texas                                         71-0785261
----------------------------------------------    -------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
  or organization)                                   Identification Number)

    200 West Stephenson
     Harrison, Arkansas                                     72601
----------------------------------------          -------------------------
(Address of principal executive office)                  (Zip Code)

              (Registrant's telephone number, including area code)
              ----------------------------------------------------
                                 (870) 741-7641

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 1998, there were issued and outstanding 4,575,260 shares of the Registrant's Common Stock, par value $.01 per share.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                                TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                ----
Part I.        Financial Information


Item 1.        Consolidated Financial Statements

               Consolidated Statements of Financial Condition
               As of September 30, 1998 (unaudited) and December 31, 1997                                         1

               Consolidated Statements of Income and Comprehensive Income for
               the three and nine months ended September 30, 1998 (unaudited)
                and 1997 (unaudited)                                                                              2

               Consolidated Statement of Stockholders' Equity for the nine months
               ended September 30, 1998 (unaudited)                                                               3

               Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1998 (unaudited) and 1997 (unaudited)                                          4

               Notes to Unaudited Consolidated Financial Statements                                               6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                              9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                        15


Part II.               Other Information

Item 1.        Legal Proceedings                                                                                 16
Item 2.        Changes in Securities and Use of Proceeds                                                         16
Item 3.        Defaults Upon Senior Securities                                                                   16
Item 4.        Submission of Matters to a Vote of Security Holders                                               16
Item 5.        Other Information                                                                                 16
Item 6.        Exhibits and Reports on Form 8-K                                                                  16

Signatures                                                                                                       17


                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)


                                                                               September 30, December 31,
ASSETS                                                                            1998          1997
                                                                              -------------  ------------
                                                                               (Unaudited)
Cash and cash equivalents ..................................................   $   7,660    $   6,627
Investment securities - held to maturity ...................................     128,137       95,533
Federal Home Loan Bank stock ...............................................       3,856        3,603
Loans receivable, net ......................................................     445,652      433,942
Accrued interest receivable ................................................       4,494        4,134
Real estate acquired in settlement of loans, net ...........................       4,358          195
Office properties and equipment, net .......................................       5,282        5,218
Prepaid expenses and other assets ..........................................         506          355
                                                                               ---------    ---------
     TOTAL ASSETS ..........................................................   $ 599,945    $ 549,607
                                                                               ---------    ---------
                                                                               ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits ...................................................................   $ 466,218    $ 450,874
Federal Home Loan Bank advances ............................................      47,513       11,997
Advance payments by borrowers for
 taxes and insurance .......................................................         852          900
Other liabilities ..........................................................       2,212        2,952
                                                                               ---------    ---------

     Total liabilities .....................................................     516,795      466,723
                                                                               ---------    ---------

MINORITY INTEREST ..........................................................       1,012         --
                                                                               ---------    ---------
STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000 shares
  authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 5,153,751 shares issued, 4,661,260 shares outstanding at September 30, 1998
  and 4,896,063 at December 31, 1997 .......................................          52           52
Additional paid-in capital .................................................      50,389       50,237
Employee stock benefit plans ...............................................      (5,330)      (6,207)
Retained earnings-substantially restricted .................................      46,427       42,982
                                                                               ---------    ---------
                                                                                  91,538       87,064
Treasury stock, at cost, 492,491 shares at
September 30, 1998 and 257,688 at
  December 31, 1997 ........................................................      (9,400)      (4,180)
                                                                               ---------    ---------
     Total stockholders' equity ............................................      82,138       82,884
                                                                               ---------    ---------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY ................................................   $ 599,945    $ 549,607
                                                                               ---------    ---------
                                                                               ---------    ---------


See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)


                                                 Three Months-Ended    Nine Months Ended
                                                     September 30,       September 30,
                                                --------------------  -------------------
                                                   1998       1997      1998        1997
                                                --------   --------   --------   --------
INTEREST INCOME:
  Loans receivable ..........................   $  9,010   $  8,458   $ 26,771   $ 25,089
  Investment securities .....................      2,011      1,569      5,656      4,567
  Other .....................................         31        199        117        333
                                                --------   --------   --------   --------
      Total interest income .................     11,052     10,226     32,544     29,989
                                                --------   --------   --------   --------

INTEREST EXPENSE:
  Deposits ..................................      6,081      6,009     18,011     17,322
  Other borrowings ..........................        464        144      1,087        235
                                                --------   --------   --------   --------
      Total interest expense ................      6,545      6,153     19,098     17,557
                                                --------   --------   --------   --------
NET INTEREST INCOME .........................      4,507      4,073     13,446     12,432
PROVISION FOR LOAN LOSSES ...................       --         --           25       --
                                                --------   --------   --------   --------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES ..................      4,507      4,073     13,421     12,432
                                                --------   --------   --------   --------

NONINTEREST INCOME:
  Gain on sales of investment securities ....       --         --         --          394
  Deposit fee income ........................        237        207        657        600
  Other .....................................        277        153        752        556
                                                --------   --------   --------   --------
      Total noninterest income ..............        514        360      1,409      1,550
                                                --------   --------   --------   --------

NONINTEREST EXPENSES:
  Salaries and employee benefits ............      1,603      1,480      4,917      4,851
  Net occupancy expense .....................        226        205        650        594
  Federal insurance premiums ................         70         67        209        203
  Provision for real estate losses ..........          8       --           14         10
  Data processing ...........................        207        192        653        603
  Postage and supplies ......................         90         77        299        265
  Other .....................................        379        353      1,174        990
                                                --------   --------   --------   --------
      Total noninterest expenses ............      2,583      2,374      7,916      7,516
                                                --------   --------   --------   --------

INCOME BEFORE INCOME TAXES ..................      2,438      2,059      6,914      6,466
INCOME TAX PROVISION ........................        861        748      2,455      2,325
                                                --------   --------   --------   --------
NET INCOME ..................................      1,577      1,311      4,459      4,141

OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
 Unrealized holding gain on securities
     arising during period ..................       --         --         --           58
 Less:  reclassification adjustment for gains
     included in net income .................       --         --         --         (260)
                                                --------   --------   --------   --------
COMPREHENSIVE INCOME ........................   $  1,577   $  1,311   $  4,459   $  3,939
                                                --------   --------   --------   --------
                                                --------   --------   --------   --------

EARNINGS PER SHARE:
  Basic .....................................   $   0.35   $   0.29   $   0.99   $   0.92
                                                --------   --------   --------   --------
                                                --------   --------   --------   --------
  Diluted ...................................   $   0.35   $   0.29   $   0.96   $   0.91
                                                --------   --------   --------   --------
                                                --------   --------   --------   --------


See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (In Thousands)
                                   (Unaudited)


                                                         Employee
                                             Additional   Stock
                                  Common      Paid-In    Benefit     Retained     Treasury
                                   Stock      Capital     Plans      Earnings       Stock     Total
                                ---------   ----------- ----------  ----------- ----------  --------

Balance, January 1, 1998.....   $     52    $ 50,237    $ (6,207)   $ 42,982    $ (4,180)   $ 82,884

Net income ..................                                          4,459                   4,459

Repayment of ESOP loan ......                    466         312                                 778

Common stock acquired for
  employee stock benefit plan                   (434)                                           (434)

Stock compensation expense ..                                565                                 565

Shares released from
  restricted stock trust ....                    120                                             120

Purchase of  treasury stock,
  at cost ...................                                                     (5,220)     (5,220)

                                                                                  (1,014)     (1,014)
Dividends paid ..............   --------    --------    --------    --------    --------    --------

Balance, September 30, 1998..   $     52    $ 50,389    $ (5,330)   $ 46,427    $ (9,400)   $ 82,138
                                --------    --------    --------    --------    --------    --------
                                --------    --------    --------    --------    --------    --------


            See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                            Nine Months Ended September 30,
                                                                                            -------------------------------
                                                                                                   1998        1997
                                                                                            --------------  ---------------
OPERATING ACTIVITIES:
 Net income .................................................................................   $  4,459    $  4,141
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses .................................................................         25        --
  Provision for real estate losses ..........................................................         14          10
  Deferred tax provision ....................................................................        285          30
  Gain on sale of real estate owned .........................................................         (3)       (150)
  Loss on sale of real estate owned .........................................................         61        --
  Gain on sale of investment securities .....................................................       --          (394)
  Proceeds from sales of mortgage loans
   originated to sell .......................................................................     13,311       1,234
  Gain on sale of mortgage loans
   originated to sell .......................................................................       (168)        (18)
  Depreciation ..............................................................................        379         345
  Real estate owned depreciation ............................................................         83        --
  Accretion of deferred loan fees ...........................................................       (598)       (456)
  Stock compensation expense ................................................................      1,343       1,606
   Other ....................................................................................         12        --
  Changes in operating assets & liabilities:
     Accrued interest receivable ............................................................       (360)       (337)
     Prepaid expenses & other assets ........................................................       (151)        424
     Other liabilities ......................................................................        479         514
                                                                                                --------    --------
       Net cash provided by operating activities ............................................     19,171       6,949
                                                                                                --------    --------

INVESTING ACTIVITIES:
  Purchases of investment securities-held to
   maturity .................................................................................    (86,716)    (36,152)
  Proceeds from sale of investment securities -
   available for sale .......................................................................       --           406
  Proceeds from maturities of investment
   securities-held to maturity ..............................................................     53,859      32,050
  Loan originations, net of repayments ......................................................    (27,958)    (28,476)
  Proceeds from sales of real estate owned ..................................................        359          63
  Purchases of office properties and equipment ..............................................       (443)     (1,917)
                                                                                                --------    --------
     Net cash used by investing activities ..................................................    (60,899)    (34,026)
                                                                                                --------    --------


                                                                     (Continued)

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                       1998          1997
                                                  --------------- ---------------
FINANCING ACTIVITIES:
  Net increase in deposits ......................     15,344      28,176
  Net increase in advances from FHLB ............     35,516      10,000
  Net decrease in advance payments
     by borrowers for taxes & insurance .........        (48)        (12)
  Purchase of treasury stock ....................     (5,220)       --
  Common stock acquired for employee stock
     benefit plan ...............................     (1,817)     (1,816)
  Dividends paid ................................     (1,014)       (783)
                                                    --------    --------
     Net cash provided by financing activities ..     42,761      35,565
                                                    --------    --------
Net increase in cash and cash equivalents .......      1,033       8,488
CASH AND CASH EQUIVALENTS:
  Beginning of period ...........................      6,627       6,819
                                                    --------    --------
  End of period .................................   $  7,660    $ 15,307
                                                    --------    --------
                                                    --------    --------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
    Interest ....................................   $ 18,933    $ 17,348
                                                    --------    --------
                                                    --------    --------
    Income taxes ................................   $  2,044    $  2,133
                                                    --------    --------
                                                    --------    --------

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
   Real estate acquired in settlement of loans ..   $  3,679    $    110
                                                    --------    --------
                                                    --------    --------
   Loans to facilitate sales of real estate owned   $    121    $   --
                                                    --------    --------
                                                    --------    --------


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

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, contained in the Corporation's 1997 Annual Report to Stockholders.

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

Note 4 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the three and nine months ended September 30, 1998 and 1997 were as follows:


                                     Three months ended      Nine months ended
                                       September 30,           September 30,
                                  ----------------------  ---------------------
                                     1998        1997        1998        1997
                                  ----------  ----------  ----------  ---------
Basic weighted-average shares .   4,465,271   4,532,143   4,526,007   4,521,820
Effect of dilutive securities-
stock options .................      62,085      45,714     112,726      12,642
                                  ---------   ---------   ---------   ---------
Diluted weighted-average shares   4,527,356   4,577,857   4,638,733   4,534,462


Note 5 - Declaration of Dividends

At their meeting on August 26, 1998, the Board of Directors declared a $.07 (seven cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on September 24, 1998 to the stockholders of record at the close of business on September 10, 1998.

Note 6 - Investment Securities

Investment securities consisted of the following (in thousands):


                             September 30, 1998
                             -------------------
                             Amortized    Fair
Held to Maturity               Cost       Value
                             ---------- --------
U. S. Government and
  Agency obligations .....   $128,110   $129,451


Mortgage-backed securities
  -FHLMC .................         27         28
                             --------   --------

   Total .................   $128,137   $129,479
                             --------   --------
                             --------   --------


Note 7 - Loans Receivable

Loans receivable consisted of the following (in thousands):


                                     September 30, 1998
                                     ------------------
First mortgage loans:
 One- to four- family residences .      $ 375,973
 Other properties ................         20,987
 Construction ....................         21,557
 Less:
  Unearned discounts .............           (291)
  Undisbursed loan funds .........         (8,681)
  Deferred loan fees, net ........         (3,254)
                                        ---------

   Total first mortgage loans ....        406,291

Consumer and other loans:
 Commercial ......................          8,682
 Automobile ......................         10,303
 Consumer ........................          3,730
 Home equity and second mortgage .         13,459
 Savings .........................          1,651
 Other ...........................          2,126
 Add deferred loan costs .........            164
                                        ---------
    Total consumer and other loans         40,115

Allowance for loan losses ........           (754)
                                        ---------
    Loans receivable, net ........      $ 445,652
                                        ---------
                                        ---------


Non-accrual loans at September 30, 1998 were $1.0 million. All loans 90 days or more past due are recorded as non-accrual.

A summary of the activity in the allowances for loan and real estate losses is as follows (in thousands):


                                       Loans     Real Estate
                                      --------   -----------
Balance at December 31, 1997 ...      $ 1,196       $--
 Provisions for estimated losses           25         14
 Recoveries ....................            3        --
 Losses charged off ............         (470)       (14)
                                      -------       ----
Balance at September 30, 1998 ..      $   754       $--
                                      -------       ----
                                      -------       ----


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        At September 30, 1998, the Corporation's assets amounted to $599.9 million as compared to $549.6 million at December 31, 1997. The $50.3 million or 9.2% increase was primarily due to an increase of $32.6 million or 34.1% in investment securities - held to maturity, a $11.7 million or 2.7% increase in loans receivable, and a $4.2 million increase in real estate acquired in settlement of loans, net.

        The loans receivable increase resulted from the continued origination of loans during the nine months ended September 30, 1998. Originations for the nine month period ended September 30, 1998 consisted of $83.2 million in one- to four- family residential loans, $600,000 in multi-family residential loans, $15.0 million in commercial loans, $19.8 million in construction loans and $21.6 million in consumer installment loans, of which $7.4 million consisted of home equity loans and $7.7 million consisted of automobile loans. At September 30, 1998, the Bank had outstanding loan commitments of $6.4 million, unused lines of credit of $3.9 million, and the undisbursed portion of construction loans of $8.7 million. Real estate acquired in settlement of loans increased $4.2 million primarily due to the Bank accepting a deed in lieu of foreclosure on a commercial real estate loan, as discussed below.

        Liabilities increased $50.1 million or 10.7% to $516.8 million at September 30, 1998 compared to $466.7 million at December 31, 1997. The increase in liabilities was primarily due to an increase of $15.3 million or 3.4% in deposits and a $35.5 million or 296.0% increase in advances from the Federal Home Loan Bank ("FHLB") of Dallas. The increases in deposits and advances from the FHLB of Dallas were used to fund the net loan increase and to purchase additional investment securities. Stockholders' equity amounted to $82.1 million or 13.7% of total assets at September 30, 1998 compared to $82.9 million or 15.1% of total assets at December 31, 1997. The decrease in stockholders' equity was primarily due to the purchase of treasury stock totaling $5.2 million. In addition, during the nine months ended September 30, 1998 cash dividends aggregating $1.0 million were paid. Such decreases in stockholders' equity were partially offset by net income in the amount of $4.5 million for the nine months ended September 30, 1998.

        Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $5.4 million or .90% of total assets at September 30, 1998, compared to $5.2 million or .94% of total assets at December 31, 1997. The Bank reclassified a previously reported non-accrual commercial real estate loan to real estate acquired in settlement of loans in the first quarter of 1998. The majority ownership of a partnership, which owns and operates this commercial real estate property, was consolidated with the Bank's financial position and operations during the quarter ended September 30, 1998. Such property has a carrying value at September 30, 1998 of $4.0 million. As a result of such consolidation, the Bank's real estate acquired in settlement of loans increased $1.0 million reflecting the minority interest ownership. The property is currently operated by a management company and is being marketed for disposition.

Results of Operations for the Three Months Ended September 30, 1998 and 1997

        General. The Corporation reported net income of $1.6 million during the three months ended September 30, 1998 compared to net income of $1.3 million for the same period in 1997. The increase of $266,000 in net income in the 1998 period compared to the same period in 1997 was primarily due to increases in net interest income and noninterest income which were partially offset by an increase in noninterest expense. Net interest income rose from $4.1 million for the three months ended September 30, 1997 to $4.5 million for the same period in 1998. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread and net interest margin increased to 2.54% and 3.18%, respectively, for the 1998 three month period compared to 2.34% and 3.07%, respectively, for the 1997 three month period. The ratio of interest-earning assets to interest-bearing liabilities was 114.0% for the 1998 three month period compared to 115.8% for the 1997 three month period. These and other significant fluctuations in operations are discussed below.

        Interest Income. Interest income amounted to $11.0 million for the three months ended September 30, 1998 compared to $10.2 million for the same period in 1997. The increase of $826,000 or 8.1% was primarily due to an increase in the average balance of loans receivable and investment securities. The increase in the average balance of loans receivable was due to portfolio growth. The average balance and rate earned on investment securities increased due to the purchase of longer-term investments at rates higher than the average yield earned on such assets in portfolio. Such increases were partially offset by a decline in the average balance of other interest-earning assets, primarily overnight interest-bearing cash accounts.

        Interest Expense. Interest expense increased $392,000 or 6.4% to $6.5 million for the three months ended September 30, 1998 compared to $6.1 million for the same period in 1997. Such increase was primarily due to an increase in the average balance of deposits as well as an increase in the average balance of FHLB of Dallas advances. Such increases were offset by a decrease in the average yield paid on both deposit accounts and FHLB of Dallas advances.

        Noninterest Income. Noninterest income amounted to $514,000 for the three months ended September 30, 1998 compared to $360,000 for the same period in 1997. The increase of $154,000 or 42.8% was due primarily to both an increase of $50,000 in gain on loan sales in the secondary mortgage market and income of $35,000 recognized in the 1998 three month period related to the operation of real estate owned.

        Noninterest Expense. Noninterest expenses increased $209,000 or 8.8% between the 1998 and 1997 three month periods ended September 30. Such increase in the 1998 three month period was primarily due to an increase of $123,000 in compensation expense resulting from normal salary and merit increases as well as an increase in personnel due primarily to the Bank's branch expansions.

        Income Taxes. Income taxes amounted to $861,000 and $748,000 for the three months ended September 30, 1998 and 1997, respectively, resulting in effective tax rates of 35.3% and 36.3%, respectively.

Results of Operations for the Nine Months Ended September 30, 1998 and 1997

        General. The Corporation reported net income of $4.5 million during the nine months ended September 30, 1998 compared to $4.1 million for the same period in 1997. The increase of $318,000 or 7.7% in net income in the 1998 period compared to the same period in 1997 was due to an increase in net interest income which was partially offset by an increase in noninterest expenses and a reduction in noninterest income. Net interest income increased by $1.0 million or 8.2% from $12.4 million to $13.4 million for the nine month periods ended September 30, 1997 and 1998, respectively. The Corporation's net interest margin remained relatively unchanged at 3.22% and the interest rate spread increased to 2.55% for the 1998 nine month period compared to 3.23% and 2.48%, respectively, for the 1997 nine month period.

        Interest Income. Interest income amounted to $32.5 million for the nine months ended September 30, 1998 compared to $30.0 million for the same period in 1997. The increase of $2.5 million or 8.5% was primarily due to an increase in the average balance of loans receivable and investment securities. The average balance of loans receivable increased as a result of continued loan demand and portfolio growth. Such increase was partially offset by a decline in the average yield earned on such assets due primarily to the origination of loans at market interest rates which are currently lower than the average yield of the Bank's loan portfolio. The average balance of investment securities increased due to additional purchases of investment securities. The average balance and rate earned on investment securities increased due to the purchase of longer-term investments at rates higher than the average yield earned on such assets in portfolio. Such increases were partially offset by a decline in the average balance of other interest-earning assets, primarily overnight interest-bearing cash accounts.

        Interest Expense. Interest expense increased $1.5 million or 8.8% to $19.1 million for the nine months ended September 30, 1998 compared to $17.6 million for the same period in 1997. Such increase was primarily due to an increase in the average balance of deposits as well as an increase in the average balance of FHLB of Dallas advances. Such increases were offset by a decrease in the average yield paid on both deposit accounts and FHLB of Dallas advances.

        Noninterest Income. Noninterest income amounted to $1.4 million for the nine months ended September 30, 1998 compared to $1.5 million for the same period in 1997. The decrease of $141,000 or 9.1% was due primarily to a gain of $394,000 recognized in 1997 on the sale of Federal Home Loan Mortgage Corporation stock and to the recognition in 1997 of $145,000 on previously deferred profit on the sale of real estate owned. There were no similar gains in the 1998 nine month period. The decrease in noninterest income for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 was partially offset by an increase of $150,000 from $18,000 to $168,000 in gain on the sale of mortgage loans in the secondary mortgage market. In addition, income of $112,000 from operations of real estate owned was recognized in the nine month period ended September 30, 1998.

        Noninterest Expense. Noninterest expenses increased $400,000 or 5.3% to $7.9 million compared to $7.5 million for the nine months ended September 30, 1998 and September 30, 1997, respectively. This increase was primarily due to increased costs associated with the Corporation's employee stock ownership plan as a result of an increase in the Corporation's quarterly average stock price, occupancy costs due to branch expansions, salaries and benefits due to normal salary and merit increases as well as increased personnel as a result of the Bank's branch expansions, an increase in data processing costs and a loss on disposition of real estate held for investment. Such increases were partially offset by a decrease in costs related to the management recognition and retention plan. Such costs amounted to $566,000 compared to $1.0 million for the nine month period ended September 30, 1998 and 1997, respectively, resulting in a $434,000 decrease. This decrease was due to the cost recognition, in the second quarter of 1997, of an immediate 20% vesting after the plan was approved by the Corporation's shareholders. Quarters after the second quarter of 1997 bear an equal cost of the plan assuming no changed circumstances or assumptions.

        Income Taxes. Income taxes amounted to $2.5 million and $2.3 million for the nine months ended September 30, 1998 and September 30, 1997, respectively, resulting in effective tax rates of 35.5% and 36.0%, respectively.

Liquidity and Capital Resources

        The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Corporation's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization, maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Corporation invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Corporation has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At September 30, 1998, the Bank had outstanding advances from the FHLB of Dallas in the amount of $47.5 million. Such advances were used in the Bank's normal operations and investing activities.

        As of September 30, 1998, the Bank's regulatory capital was in excess of all applicable regulatory capital adequacy requirements. At September 30, 1998, the Bank's tangible, core and risk-based capital ratios amounted to 11.7%, 11.7% and 22.3%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

The Year 2000 Issue

        The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive coding may recognize a date using "00" as the year 1900 rather than the Year 2000. Systems that do not properly recognize such information could result in a system failure or generation of erroneous data.

        The Bank has developed a plan intended to ensure that its computer systems and software will function properly with respect to dates in the Year 2000 and thereafter. The Year 2000 Project consists of various phases including an awareness phase, assessment phase, renovation phase, testing phase and implementation phase. To date the awareness and assessment phases are substantially complete. In the assessment phase, hardware, software, third-party vendors, customers, and non-technological systems that could be affected by the century rollover were identified. In this assessment, various systems were identified as mission-critical. The primary focus of the renovation and testing phases is on these mission-critical systems.

        The majority of the Bank's data processing is performed by a third party service bureau. Processing by the servicer includes account processing for all deposit and loan accounts. Based on information from the servicer, it is believed that the servicer is substantially complete with remediation of its systems. The Bank is currently testing the servicer's system in accordance with an established schedule. Testing of the servicer's system commenced on November 3, 1998 and is expected to be completed at the end of January, 1999. This testing is being performed by Bank personnel.

        The Bank utilizes various third party software systems that interface with the servicer's system that are deemed to be mission-critical. Approximately 50% of these software packages currently utilized by the Bank are not Year 2000 compliant, but upgrades or replacement systems are currently available or will be available by December 31, 1998. These upgrades or replacements for Year 2000 will also upgrade the systems to a Windows operating system. The majority of the other third party software systems will be converted to a Windows operating environment as well. These upgrades or replacements are scheduled to be installed during the first quarter of 1999. The testing of these systems is scheduled to be conducted as the software is replaced and should also be completed in the first quarter of 1999.

        Approximately 85% of the computers within the Bank are not Year 2000 compliant. These computers will be replaced beginning in the fourth quarter of 1998 with completion scheduled in the second quarter of 1999. Installation of a wide area network and conversion to a Windows operating environment will be implemented along with the conversion of the computers. Testing of the computers and the network is scheduled to be conducted as the hardware and the network are installed and should be completed in the second quarter of 1999.

        The software and hardware that are being replaced are part of a scheduled plan to upgrade the Bank's systems to a Windows operating environment. Therefore, the Bank is not accelerating the replacement due to Year 2000 issues and all costs associated with the replacement of systems are considered costs incurred in the ordinary course of business.

        The failure to correct a Year 2000 problem of a mission-critical system could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Corporation's results of operation, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of third-party suppliers, including power companies and telephone companies, the Corporation is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Corporation's result of operations, liquidity or financial condition. The Year 2000 Project is anticipated to significantly reduce the uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of the Bank's data processing servicer. The Corporation believes that, based on the data processing servicer's Year 2000 efforts and the completion of the Year 2000 Project by the Bank, the probability of significant interruptions of normal operations should be reduced.

        Contingency plans for Year 2000 issues relating to mission-critical systems are being addressed by the Bank. The Bank currently has a business resumption recovery plan that addresses various contingencies within the Bank including the servicer's computer system being inoperable as well as other mission-critical systems. Contingency planning for year 2000 is ongoing as systems are replaced and additional information becomes available regarding Year 2000 issues.

Forward-Looking Statements

        This Form 10-Q contains certain forward-looking statements and information relating to the Corporation that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Corporation or the Corporation's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Corporation with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may very from those described herein as anticipated, believed, estimated, expected or intended. The Corporation does not intend to update these forward-looking statements.


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



                                      FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



Date: November 12, 1998                    By: /s/Larry J. Brandt
                                               --------------------------------
                                               Larry J. Brandt
                                               President



Date: November 12, 1998
                                           By: /s/Tommy W. Richardson
                                               --------------------------------
                                               Tommy W. Richardson
                                               Chief Financial Officer