Form 10-K
period 1998-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1999-03-25
CIK 1006424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-28312

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             TEXAS                                        71-0785261
 ---------------------------------                   -----------------------
  (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                   Identification Number)

      200 WEST STEPHENSON
       HARRISON, ARKANSAS                                     72601
 ---------------------------------                   -----------------------
           (Address)                                       (Zip Code)

       Registrant's telephone number, including area code: (870) 741-7641

           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   /  X  /

As of March 22, 1999, the aggregate value of the 4,036,685 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 382,012 shares held by all directors and officers of the Registrant as a group, was approximately $66.6 million. This figure is based on the last sales price of $16.50 per share of the Registrant's Common Stock on March 22, 1999.

Number of shares of Common Stock outstanding as of March 22, 1999:   4,418,697

                       DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I.

ITEM 1.  BUSINESS

GENERAL

    FIRST FEDERAL BANCSHARES OF ARKANSAS, INC. First Federal Bancshares of Arkansas, Inc. (the "Company") is a Texas corporation organized in January 1996 by First Federal Bank of Arkansas, FA ("First Federal" or the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP"), and the portion of the net proceeds retained by the Company in connection with the Bank's conversion to stock form and the concurrent offering of the Company's common stock (the "Conversion"). The business and management of the Company consists of the business and management of the Bank. The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future. At December 31, 1998, the Company had $615.1 million in total assets, $481.1 million in total deposits and $81.0 million in stockholders' equity.

    The Company's executive office is located at the home office of the Bank at 200 West Stephenson Avenue, Harrison, Arkansas 72601, and its telephone number is (870) 741-7641.

    FIRST FEDERAL BANK OF ARKANSAS, FA. The Bank is a federally chartered stock savings and loan association which was formed in 1934. First Federal conducts business from its main office and twelve full service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. First Federal's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum extent permitted by law.

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

    This Form 10-K and the Company's Annual Report to Stockholders contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document and the Company's Annual Report to Stockholders, the words "anticipate", "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

LENDING ACTIVITIES

    GENERAL. At December 31, 1998, the Bank's total portfolio of loans receivable ("total loan portfolio"), amounted to $453.3 million or 73.7% of the Company's $615.1 million of total assets at such time. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans collateralized by single-family (one- to four-family) residential property. Consistent with such approach, $370.2 million or 81.66% of the Bank's total loan portfolio consisted of one- to four-family residential loans at December 31, 1998. To a significantly lesser extent, the Bank also originates multi-family residential loans, commercial real estate loans, construction loans, commercial loans and consumer loans. At December 31, 1998, such loan categories amounted to $1.5 million, $23.2 million, $18.2 million, $8.4 million and $31.7 million, respectively, or .34%, 5.12%, 4.02%, 1.86% and 7.00% of the total loan portfolio, respectively. The Bank currently does not offer loans which are insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Office of Veterans Affairs ("VA").

LOAN COMPOSITION. The following table sets forth certain data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.


                                                                December 31,
                               ------------------------------------------------------------------------------
                                          1998                      1997                      1996
                               -------------------------  -------------------------  ------------------------

                                             Percentage of               Percentage               Percentage
                                  Amount         Loans       Amount       of Loans      Amount     of Loans
                               -----------   -----------  -----------   -----------  -----------  -----------
                                                           (Dollars in Thousands)
Real estate loans:
 Single-family residential       $370,211         81.66%    $370,955        83.18%    $338,349        82.36%
 Multi-family residential           1,540           .34        1,303          .29        1,555          .38
 Commercial real estate            23,196          5.12       18,593         4.17       19,136         4.66
 Construction                      18,226          4.02       20,753         4.66       20,053         4.88
                               -----------   -----------  -----------   -----------  -----------  -----------
   Total real estate loans        413,173         91.14      411,604        92.30      379,093        92.28
                               -----------   -----------  -----------   -----------  -----------  -----------

Commercial loans                    8,437          1.86        5,649         1.27        4,348         1.06
                               -----------   -----------  -----------   -----------  -----------  -----------

Consumer loans:
 Home equity and second
  mortgage loans                   13,308          2.94       13,023         2.92       12,549         3.06
 Automobile                        10,693          2.36        8,307         1.86        7,556         1.84
 Other                              7,712          1.70        7,372         1.65        7,244         1.76
                               -----------   -----------  -----------   -----------  -----------  -----------
   Total consumer loans            31,713          7.00       28,702         6.43       27,349         6.66
                               -----------   -----------  -----------   -----------  -----------  -----------

    Total loans receivable        453,323        100.00%     445,955       100.00%     410,790       100.00%
                               -----------   -----------  -----------   -----------  -----------  -----------
                                             -----------                -----------               -----------
Less:
 Undisbursed loan funds            (6,770)                    (7,305)                   (8,670)
 Unearned discounts and net
  deferred loan fees               (3,296)                    (3,512)                   (4,361)
 Allowance for loan losses           (771)                    (1,196)                   (1,251)
                               -----------                -----------                -----------

   Total loans receivable, net   $442,486                   $433,942                  $396,508
                               -----------                -----------                -----------
                               -----------                -----------                -----------



                                                  December 31,
                               --------------------------------------------------
                                          1995                     1994
                               -------------------------   -----------------------

                                              Percentage                Percentage of
                                  Amount       of Loans     Amount         Loans
                               -----------    ----------  ----------     ----------
                                             (Dollars in Thousands)
Real estate loans:
 Single-family residential       $287,872        82.54%    $237,724        82.96%
 Multi-family residential           1,060          .30          800         0.28
 Commercial real estate            19,723         5.66       17,529         6.12
 Construction                      11,603         3.33        7,468         2.61
                               -----------    ----------  ----------     ----------
   Total real estate loans        320,258        91.83      263,521        91.97
                               -----------    ----------  ----------     ----------

Commercial loans                    4,014         1.15        3,192         1.11
                               -----------    ----------  ----------     ----------

Consumer loans:
 Home equity and second
  mortgage loans                   10,466         3.00        8,752         3.05
 Automobile                         6,993         2.01        5,154         1.80
 Other                              7,021         2.01        5,938         2.07
                               -----------    ----------  ----------     ----------
   Total consumer loans            24,480         7.02       19,844         6.92
                               -----------    ----------  ----------     ----------

    Total loans receivable        348,752       100.00%     286,557       100.00%
                               -----------    ----------  ----------     ----------
                                              ----------                 ----------
Less:
 Undisbursed loan funds            (4,298)                   (3,318)
 Unearned discounts and net
  deferred loan fees               (3,721)                   (2,322)
 Allowance for loan losses         (1,228)                   (1,134)
                               -----------                ----------

   Total loans receivable, net   $339,505                  $279,783
                               -----------                ----------
                               -----------                ----------


    LOAN MATURITY AND INTEREST RATES. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.


                                                              After Three     After Five      After Ten
                                                One Year         Years          Years           Years        Beyond
                                 Within       Through Three  Through Five    Through Ten       Through       Twenty
                                One Year          Years          Years          Years       Twenty Years      Years        Total
                              -----------     -------------  -------------   ------------   -------------  -----------  -----------
                                                                        (In Thousands)
Real estate loans:
 Single-family residential     $     420        $  1,095       $  3,818         $43,219        $144,257      $177,402     $370,211
 Multi-family residential            172              --             --             485             883            --        1,540
 Commercial real estate            2,235           1,662          6,070           6,973           6,256            --       23,196
 Construction                      1,928              --             --             510           4,911        10,877       18,226
Commercial loans                   4,227           1,087          1,689             897             537            --        8,437
Consumer loans                     9,307           7,080         14,031           1,208              87            --       31,713
                              -----------     -------------  -------------   ------------   -------------  -----------  -----------
     Total(1)                    $18,289         $10,924        $25,608         $53,292        $156,931      $188,279     $453,323
                              -----------     -------------  -------------   ------------   -------------  -----------  -----------
                              -----------     -------------  -------------   ------------   -------------  -----------  -----------


(1) Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

    The following table sets forth the dollar amount of the Bank's loans at December 31, 1998 due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.


                                                                             Floating or
                                                        Fixed-Rates         Adjustable-Rates            Total
                                                    -------------------   -------------------       ---------------
                                                                           (In Thousands)
Real estate loans:
  Single-family residential                              $135,286                $234,505               $369,791
  Multi-family residential                                    940                     428                  1,368
  Commercial real estate                                   20,961                      --                 20,961
  Construction                                              5,321                  10,977                 16,298
Commercial loans                                            4,210                      --                  4,210
Consumer loans                                             22,406                      --                 22,406
                                                    -------------------   -------------------       ---------------
     Total                                               $189,124                $245,910               $435,034
                                                    -------------------   -------------------       ---------------
                                                    -------------------   -------------------       ---------------


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

    Historically, the Bank has not been an active purchaser of loans due to consistent loan demand. No loans were purchased during the last three years.

    The Bank originates and sells loans with fixed terms of fifteen years or greater to specific investors in the secondary mortgage loan market. This allows the Bank to provide to its' customers competitive long-term fixed-rate loan products without assuming additional interest rate risk. These loans are originated subject to underwriting by a third party with the purchase price confirmed by the respective investor prior to loan closing. Due to these loans being underwritten by a third party, the repurchase risk typically associated with such contracts is being assumed by the underwriter. The Bank is not involved in loan hedging or other speculative mortgage origination activities. In 1998, 1997, and 1996, the Bank's loan sales were $20.5 million, $2.2 million, and $73,000, respectively.

    Set forth below is a table showing the Bank's originations, purchases, sales and repayments of loans during the periods indicated.


                                                                  Year Ended December 31,
                                                   ---------------------------------------------------------
                                                      1998                    1997                   1996
                                                    --------                ---------              -------
                                                                         (In Thousands)
Loans receivable at beginning
  of period                                         $445,955                $410,790               $348,752
                                                    --------                ---------              --------
Loan originations:
  Real estate:
    Single-family residential                        114,518                  92,684                102,214
    Multi-family residential                             590                      --                    556
    Commercial real estate                            13,776                   3,633                  4,866
    Construction                                      24,033                  20,587                 25,537
  Commercial loans                                     7,159                   5,257                  3,060
  Consumer:
    Home equity and second
      mortgage loans                                   9,652                   8,807                 10,400
    Automobile                                        10,273                   7,311                  7,235
    Other                                              8,830                   6,798                  7,225
                                                    --------                ---------              --------
      Total loan originations                        188,831                 145,077                161,093
Purchases                                                 --                      --                    --
                                                    --------                ---------              --------
      Total loan originations and
        purchases                                    188,831                 145,077                161,093
Repayments                                          (156,426)               (106,408)               (98,540)
Loan sales                                           (20,494)                 (2,244)                   (73)
Other                                                 (4,543)                 (1,260)                  (442)
                                                    --------                ---------              --------
Net loan activity                                      7,368                  35,165                 62,038
                                                    --------                ---------              --------
Loans receivable
  at end of period                                  $453,323                $445,955               $410,790
                                                    --------                ---------              --------
                                                    --------                ---------              --------


    LOANS-TO-ONE BORROWER. A savings institution generally may not make loans-to-one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1998, the Bank's limit on loans-to-one borrower was approximately $10.9 million. At December 31, 1998, the Bank's largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $5.7 million. Such amount consists of 22 loans, primarily commercial real estate loans, all of which were current at December 31, 1998. The Bank's ten largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $22.3 million at December 31, 1998. All of such loans are current.

    ONE-TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank has historically concentrated its lending activities on the origination of loans collateralized by first mortgage liens on existing one- to four-family residences. At December 31, 1998, $370.2 million or 81.7% of the Bank's total loan portfolio consisted of one- to four-family residential real estate loans. The Bank originated $114.5 million, $92.7 million and $102.2 million of one- to four-family residential loans in 1998, 1997, and 1996, respectively, and intends to continue to emphasize the origination of permanent loans collateralized by first mortgage liens on one- to four-family residential properties in the future. Of the $370.2 million of such loans at December 31, 1998, $234.5 million or 63.3% had adjustable-rates of interest (including $190.3 million in seven-year adjustable rates) and $136.0 million or 36.7% had fixed-rates of interest.

    The Bank currently originates both fixed-rate and adjustable-rate one- to four-family residential mortgage loans. The Bank's fixed-rate loans for portfolio are presently originated with maximum terms of 15 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank does offer fixed-rate loans with terms exceeding fifteen years although such loans are typically sold in the secondary market. The Bank's one- to four-family loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). However, as stated above, such loans with terms of 15 years or less are generally originated for portfolio while substantially all of such loans over 15 years are sold in the secondary market. The Bank's fixed-rate loans typically include "due on sale" clauses.

    The Bank's adjustable-rate mortgage loans typically provide for an interest rate which adjusts every one-, three-, five- or seven-years in accordance with a designated index plus a margin. Such loans are typically based on a 25- or 30-year amortization schedule. The Bank generally does not offer below market rates, and the amount of any increase or decrease in the interest rate per one or three year period is generally limited to 2%, with a limit of 6% over the life of the loan. The Bank's five-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 3%, with a limit of 6% over the life of the loan. The Bank's seven-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 5% with a limit of 5% over the life of the loan. The Bank's adjustable-rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties and do not provide for negative amortization. The Bank's adjustable-rate mortgage loans typically include "due on sale" clauses. Such loans may be converted to a fixed-rate loan at the discretion of the Bank. The Bank generally underwrites its one- and three-year adjustable-rate loans on the basis of the borrowers' ability to pay at the rate after the first adjustment. Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

    The Bank's residential mortgage loans typically do not exceed 90% of the appraised value of the security property. However, pursuant to underwriting guidelines adopted by the Board of Directors, the Bank can lend up to 97% of the appraised value of the property securing a one- to four-family residential loan, and requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 90% of the appraised value of the security property. At December 31, 1998, the Bank had $1.3 million of nonperforming single-family residential loans. See "- Asset Quality."

    MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. Although the Bank does not emphasize multi-family residential loans and has not been active in this area, the Bank offers mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At December 31, 1998, $1.5 million or .3% of the Bank's total loan portfolio consisted of loans collateralized by existing multi-family residential real estate properties.

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

    Multi-family real estate lending entails significant additional risks as compared with one- to four-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as economic conditions generally. At December 31, 1998, the Bank did not have any nonperforming multi-family real estate loans. See "- Asset Quality."

    COMMERCIAL REAL ESTATE LOANS. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 1998, $23.2 million or 5.1% of the Bank's total loan portfolio consisted of loans collateralized by existing commercial real estate properties. The Bank does not actively market its commercial real estate loan products and offers such loans primarily as an accommodation to its present customers. Management does not expect the Bank's portfolio of commercial real estate loans to significantly increase in the future.

    The majority of the Bank's commercial real estate loans are collateralized by office buildings, convenience stores, service stations, mini-storage facilities, hotels, churches and small shopping malls. The majority of the Bank's commercial real estate loans are collateralized by property located in the Bank's market area.

    At December 31, 1998, the Bank had approximately $8.7 million of loans which are either for the construction of service station and convenience store facilities or are collateralized by such facilities. The Bank requires that construction loans for such facilities meet present standards established by the Environmental Protection Agency. With respect to existing facilities, the Bank requires an environmental study of the property. To date, the Bank has not experienced any material credit or environmental problems with such loans.

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

    Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as regional and economic conditions generally. At December 31, 1998, the Bank did not have any nonperforming commercial real estate loans. See"-Asset Quality."

    CONSTRUCTION LOANS. The Bank also originates primarily residential construction loans, although the Bank has originated commercial real estate and multi-family residential construction loans to a limited degree. The Bank's construction lending activities are limited to the Bank's primary market area. At December 31, 1998, construction loans amounted to $18.2 million or 4.0% of the Bank's total loan portfolio, of which $16.4 million consisted of single-family residential construction loans and $1.8 million consisted of commercial real estate and multi-family residential construction loans. The Bank's construction loans generally have fixed interest rates for a term of six months to nine months. However, the Bank is permitted to originate construction loans with terms of up to two years under its loan policy. Commercial real estate and multi-family residential construction loans are made with a maximum loan to value ratio of 80%. Construction loans to individuals are typically made with a loan to value ratio of up to 90% and non-owner occupied construction loans are limited to 80%.

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

    Upon application, credit review and analysis of personal and, if applicable, corporate financial statements, the Bank makes construction loans to local builders for the purpose of construction of speculative (or unsold) residential properties and for the construction of pre-sold single-family homes. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by the Bank's appraisal staff. The Bank's appraisal staff also reviews and inspects each project at the commencement of construction and typically before each disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections of the project based on a percentage of completion or presentation of substantiated costs incurred. Interest on construction loans is due upon maturity.

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

    The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and by limiting its construction lending to primarily residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan to value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships. At December 31, 1998, the Bank did not have any nonperforming construction loans. See "- Asset Quality."

    COMMERCIAL LOANS. To a limited extent, the Bank offers commercial loans which primarily consist of equipment and inventory loans which are typically cross-collateralized by commercial real estate. The Bank does not actively market such loans and offers such loans primarily as an accommodation to its present customers. At December 31, 1998, such loans amounted to $8.4 million or 1.9% of the total loan portfolio. At December 31, 1998, the Bank had three nonperforming commercial loans totaling $30,000. See "- Asset Quality."

    The Bank's commercial loans are originated with fixed interest rates with call provisions between one and five years. Such loans are typically based on a ten year amortization schedule.

    CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Bank include primarily home equity and second mortgage loans, automobile loans, deposit account secured loans and unsecured loans. Consumer loans amounted to $31.7 million or 7.0% of the total loan portfolio at December 31, 1998, of which $13.3 million, $10.7 million and $7.7 million consisted of home equity and second mortgage loans, automobile loans and other consumer loans, respectively. The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community oriented financial institution. Consumer loans are subject to Arkansas usury law which limits the interest rate that may be charged to 5% over the Federal Reserve discount rate, which was 4.50% at December 31, 1998. A change in the usury rate does not affect loans already in portfolio.

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

    Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1998, the Bank had $159,000 of nonperforming consumer loans. See "-Asset Quality."

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

    DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 1998, in dollar amounts and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                      Single-family           Commercial
                       Residential            Real Estate             Commercial            Consumer
                    -------------------    -------------------    ----------------      ---------------
                             Percentage             Percentage          Percentage           Percentage
                              of Total              of Total             of Total            of Total
                    Amount     Loans      Amount     Loans     Amount     Loans      Amount    Loans
                    ------     -----      ------     -----     ------     -----      ------    -----
                                                 (Dollars in Thousands)
Loans
delinquent:
30-59 days         $1,682       .37%      $  35      .01%      $ --         --%      $ 257      .06%
60-89 days            612       .14          80      .02         34        .01          38      .01
90 days and
over                1,275       .28          --       --         30        .01         159      .04
                   ------                 -----                ----                  -----
Total              $3,569                 $ 115                $ 64                  $ 454
                   ------                 -----                ----                  -----
                   ------                 -----                ----                  -----



    Interest income that would have been recorded under the original terms of the Bank's non-accruing loans for the year ended December 31, 1998 amounted to $114,000, and the interest recognized during this period amounted to $64,000.

    The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated.


                                                             December-31,
                                    ----------------------------------------------------------
                                     1998          1997          1996        1995        1994
                                    ------        ------        ------      ------      ------
                                                         (Dollars in Thousands)
Nonperforming loans:
  Single-family residential         $1,275        $1,001        $  493      $  223      $  159
  Multi-family residential            --             109          --          --          --
  Commercial real estate              --           3,365(1)       --          --          --
  Construction loans                  --            --            --          --            78
  Commercial loans                      30            48          --          --          --
  Consumer loans                       159           434           228         127          33
                                    ------        ------        ------      ------      ------
     Total nonperforming loans       1,464         4,957           721         350         270
                                    ------        ------        ------      ------      ------
Real estate owned                    4,270(1)        195           154         234         250
                                    ------        ------        ------      ------      ------
     Total nonperforming assets     $5,734        $5,152        $  875      $  584      $  520
                                    ------        ------        ------      ------      ------
                                    ------        ------        ------      ------      ------
Total nonperforming loans as a
  percentage of total loans
  receivable                          0.32%         1.11%         0.18%       0.10%       0.09%
                                    ------        ------        ------      ------      ------
                                    ------        ------        ------      ------      ------
Total nonperforming assets as a
  percentage of total assets          0.93%         0.94%         0.17%       0.13%       0.12%
                                    ------        ------        ------      ------      ------
                                    ------        ------        ------      ------      ------

--------------

(1) The Bank reclassified a previously reported non-accrual commercial real estate loan secured by a 202 room hotel in Oklahoma to real estate owned in 1998. Real estate owned primarily consists of the Bank's 75% ownership of this property. As a result of such 75% ownership interest, the Bank is required to include the 25% minority interest ownership in the real estate owned amount shown above.

    CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At December 31, 1998, the Bank had $4.8 million of classified assets, $4.7 million of which were classified as substandard and $91,000 of which were classified as loss. In addition, at such date, the Bank had $16,000 of assets designated as special mention.

    ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is a valuation allowance to provide for incurred but not yet realized losses. The Bank reviews its non-homogeneous loans for impairment on a quarterly basis. Impairment is determined by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement. If a loan is determined to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or by use of the observable market price of the loan or fair value of collateral if the loan is collateral dependent. Throughout the year management estimates the level of probable losses to determine whether the allowance for loan losses is appropriate considering the estimated losses existing in the portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined by management to be appropriate relative to losses. The allowance for loan losses is increased by charges to income (provisions) and decreased by charge-offs, net of recoveries.

    Management's periodic evaluation of the appropriateness of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

    Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Bank considers the characteristics of (1) one-to-four family residential first mortgage loans; (2) unsecured consumer loans and; (3) secured consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type, grading these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, economic conditions in the primary market areas, and other factors which usually are beyond the control of the Bank.

    Non-homogeneous loans are those loans that can be included in a particular loan type, such as commercial loans, construction loans, multi-family, and commercial first mortgage loans, but which differ in other characteristics to the extent that valuation on a pool basis is not valid. Those segregated specific loans are evaluated using the present value of future cash flows, usually determined by estimating the fair value of the loan's collateral reduced by any cost of selling and discounted at the loan's effective interest rate if the estimated time to receipt of monies is more that three months or by use of the observable market price of the loan or fair value of collateral if the loan is collateral dependent. After segregating specific, poorly performing loans, the remaining loans are evaluated based on payment experience, known difficulties in the borrower's business or geographic area, loss experience, inherent risks and other factors usually beyond the control of the Bank. A factor, based on experience, is applied to these loans to estimate the probable loss.

    Estimates of the probability of loan losses involve an exercise of judgement. While it is possible that in the near term the Bank may sustain losses which are substantial in relation to the allowance for loan losses, it is the judgement of management that the allowance for loan losses reflected in the consolidated statements of financial condition is appropriate considering the estimated probable losses in the portfolio.

    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.


                                                             Year Ended December 31,
                                     -------------------------------------------------------------------------
                                        1998           1997            1996            1995             1994
                                     ---------       ---------       ---------       ---------       ---------
                                                                    (Dollars in Thousands)
Total loans outstanding at
 end of period                       $ 453,323       $ 445,955       $ 410,790       $ 348,752       $ 286,557
                                     ---------       ---------       ---------       ---------       ---------
                                     ---------       ---------       ---------       ---------       ---------
Average loans outstanding            $ 441,702       $ 415,075       $ 369,185       $ 306,175       $ 257,261
                                     ---------       ---------       ---------       ---------       ---------
                                     ---------       ---------       ---------       ---------       ---------
Allowance at beginning of period     $   1,196       $   1,251       $   1,228       $   1,134       $   1,447
                                     ---------       ---------       ---------       ---------       ---------
Charge-offs:
  Single-family residential                (17)           --              --                (2)            (24)
  Commercial real estate                  (369)           --              --                (8)           (335)
  Consumer loans                          (103)            (67)            (40)            (30)             (9)
                                     ---------       ---------       ---------       ---------       ---------
    Total charge-offs                     (489)            (67)            (40)            (40)           (368)
                                     ---------       ---------       ---------       ---------       ---------
Recoveries:
  Commercial real estate                  --              --                 1            --              --
  Consumer loans                             9              12               2               1               1
                                     ---------       ---------       ---------       ---------       ---------
    Total recoveries                         9              12               3               1               1
                                     ---------       ---------       ---------       ---------       ---------
Net charge-offs                           (480)            (55)            (37)            (39)           (367)
                                     ---------       ---------       ---------       ---------       ---------
Total provisions for losses                 55            --                60             133              54
                                     ---------       ---------       ---------       ---------       ---------
Allowance at end of period           $     771       $   1,196       $   1,251       $   1,228       $   1,134
                                     ---------       ---------       ---------       ---------       ---------
                                     ---------       ---------       ---------       ---------       ---------
Allowance for loan losses as a
  percentage of total loans
  outstanding at end of period            0.17%           0.27%           0.30%           0.35%           0.40%
                                     ---------       ---------       ---------       ---------       ---------
                                     ---------       ---------       ---------       ---------       ---------
Net loans charged-off as a
  percentage of average loans
  outstanding                             0.11%           0.01%           0.01%           0.01%           0.14%
                                     ---------       ---------       ---------       ---------       ---------
                                     ---------       ---------       ---------       ---------       ---------

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




                                                                         December 31,
                                -----------------------------------------------------------------------------------------------
                                          1998                    1997                     1996                   1995
                                -----------------------   --------------------     --------------------   ---------------------
                                           Percent of               Percent of              Percent of              Percent of
                                         Total Loans by            Total Loans              Total Loans             Total Loans
                                Amount      Category      Amount   by Category     Amount   by Category   Amount    by Category
                                ------   --------------   ------   -----------     ------   -----------   ------    -----------
                                                                   (Dollars in Thousands)
Single-family residential      $   46         81.66%     $    49        83.18%     $   11       82.36%    $   11        82.54%
Multi-family residential           --           .34           --          .29          --         .38         --          .30
Commercial real estate            147          5.12          125         4.17         117        4.66        124         5.66
Construction loans                  -          4.02           --         4.66          --        4.88         --         3.33
Commercial loans                   60          1.86           13         1.27          19        1.06         27         1.15
Consumer loans                    135          7.00          221         6.43         270        6.66        241         7.02
Unallocated                       383            --          788           --         834          --        825           --
                               ------        ------       ------       ------      ------      ------     ------       ------
    Total                      $  771        100.00%      $1,196       100.00%     $1,251      100.00%    $1,228       100.00%
                               ------        ------       ------       ------      ------      ------     ------       ------
                               ------        ------       ------       ------      ------      ------     ------       ------

                                        December 31,
                                  -------------------------
                                           1994
                                  -------------------------
                                               Percent of
                                             Total Loans by
                                  Amount        Category
                                  ------     --------------
                                   (Dollars in Thousands)
Single-family residential         $   16           82.96%
Multi-family residential              --            0.28
Commercial real estate               117            6.12
Construction loans                    --            2.61
Commercial loans                      21            1.11
Consumer loans                       143            6.92
Unallocated                          837              --
                                  ------          ------
    Total                         $1,134          100.00%
                                  ------          ------
                                  ------          ------

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

      The following table sets forth certain information relating to the composition of the Bank's mortgage-backed securities at the dates indicated.



                                                      December 31,
                                          -------------------------------------
                                          1998             1997            1996
                                          ----             ----            ----
                                                     (In Thousands)
Mortgage-backed securities
  held to maturity:
  FHLMC                                   $  25           $ 157           $ 227
                                           ----            ----            ----
   Total mortgage-backed
     securities                           $  25           $ 157           $ 227
                                           ----            ----            ----
                                           ----            ----            ----

         Mortgage-backed securities are generally backed by insurance or guarantees, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At December 31, 1998, no mortgage-backed securities were pledged to secure obligations of the Bank.

         Of the $25,000 of mortgage-backed securities at December 31, 1998, $5,000 was scheduled to mature between one and five years and $20,000 between five and ten years. The $5,000 and $20,000 of mortgage-backed securities had weighted average yields of 7.13% and 8.50%, respectively. At such date, all of the Bank's mortgage-backed securities were fixed-rate and are disclosed above in the periods in which they are scheduled to mature. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated will shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable interest rate.

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

         Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings, net of taxes, and reported as a separate component of equity. At December 31, 1998, the Bank held no investment securities classified as available for sale. At December 31, 1998, approximately $16 million of the Bank's investment securities were pledged to secure obligations of the Bank. At December 31, 1998, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company's stockholders' equity.

         At December 31, 1998, the Bank's investment securities included structured notes of $2.1 million, of which $2.0 million were adjustable-rate FHLB notes and $126,000 were FHLB zero coupon bonds with a face value of $550,000. The adjustable-rate FHLB notes adjust semi-annually based on a multiple of the ten-year CMT index plus 160 basis points with a floor of 4.50% and a cap of 24.0%. The adjustable-rate FHLB notes are non-callable with a stated maturity of March 2000. The CMT index could result in the interest rate on these notes being less than market rates of interest. At December 31, 1998, the FHLB zero coupon bond had a remaining maturity of nineteen years with a call date within one year.

         The maturity terms of the investment securities purchased in 1998 totaling $111.4 million generally have been longer term, up to twenty years with three month to two year call protection.

         The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1998. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.


                                   Less Than         One to Five      Five to Ten        After Ten
                                    One Year            Years             Years             Years             Total
                                ---------------    ----------------   ---------------    --------------    --------------
                                 Amount   Yield     Amount    Yield    Amount   Yield    Amount   Yield    Amount   Yield
                                --------  -----    --------  ------   -------  ------    -------  -----    ------   -----
                                                                       (Dollars in Thousands)
Bonds and other debt
 securities held to maturity:
 U.S. Government and
  agency obligations            $10,008    6.12%    $8,188    5.70%   $14,100   6.76%    $94,854   6.74%  $127,150   6.63%
                                 ------              -----             ------              ------          -------
Total investment securities     $10,008             $8,188            $14,100             $94,854         $127,150
                                 ------              -----             ------              ------          -------
                                 ------              -----             ------              ------          -------

         As of December 31, 1998, there were approximately $113 million of investments with issuer call options, of which approximately $97 million are callable within one year.

         The following table sets forth the carrying value of the Company's investment securities classified as held to maturity and available for sale at the dates indicated.


                                                                December 31,
                                               -----------------------------------------------
                                                  1998               1997               1996
                                               ---------            -------            -------
                                                                (In Thousands)
Investment securities held
  to maturity:
  U.S. Government and agency
    obligations                                 $127,150            $95,376            $90,755

  Equity securities available
  for sale:
  FHLMC preferred stock(1)                            --                --                 340
                                               ---------            -------            -------
Total investment securities                    $ 127,150            $95,376            $91,095
                                               ---------            -------            -------
                                               ---------            -------            -------

----------------
(1) Reflects carrying value at fair market value. At December 31, 1998 and 1997 the Company held no securities as available for sale.

         As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock. At December 31, 1998, the Bank's investment in FHLB stock amounted to $3.9 million. No ready market exists for such stock and it has no quoted market value.

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

         The Bank considers its primary market area to be Northcentral and Northwest Arkansas. The Bank utilizes traditional marketing methods to attract new customers and savings deposits. The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas at December 31, 1998.

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


                                                                December 31,
                                     ------------------------------------------------------------------
                                            1998                    1997                    1996
                                     ------------------      ------------------      ------------------
                                      Amount        %         Amount        %         Amount        %
                                     --------     -----      --------     -----      --------     -----
                                                           (Dollars in Thousands)
Certificate accounts:
      3.00% - 3.99%                  $    453      .1 %      $    362        .1%     $    607        .2%
      4.00% - 5.99%                   278,335      57.9       241,660      53.6       205,912      48.7
      6.00% - 7.99%                    91,156      18.9        97,885      21.7        90,568      21.4
      8.00% and over                    8,821       1.8        20,236       4.5        36,408       8.6
                                     --------     -----      --------     -----      --------     -----
  Total certificate accounts          378,765      78.7       360,143      79.9       333,495      78.9
                                     --------     -----      --------     -----      --------     -----

Transaction accounts:
  Passbook and statement savings       25,916       5.4        25,330       5.6        26,451       6.2
  Money market accounts                16,164       3.4        15,438       3.4        17,214       4.1
  NOW accounts/DDA                     60,248      12.5        49,963      11.1        45,698      10.8
                                                  -----      --------     -----      --------     -----
     Total transaction accounts       102,328      21.3        90,731      20.1        89,363      21.1
                                     --------     -----      --------     -----      --------     -----
     Total deposits                  $481,093     100.0%     $450,874     100.0%     $422,858     100.0%
                                     --------     -----      --------     -----      --------     -----
                                     --------     -----      --------     -----      --------     -----

         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.



                                                                    Year Ended December 31,
                                    -----------------------------------------------------------------------------------
                                               1998                         1997                         1996
                                    -----------------------     -----------------------------     ---------------------
                                                    Average                        Average                     Average
                                      Average        Rate          Average           Rate        Average        Rate
                                      Balance        Paid          Balance           Paid        Balance        Paid
                                    ----------    ----------    -------------    ------------   ----------    ---------
                                                                   (Dollars in Thousands)
Passbook and statement savings
  accounts                          $ 26,128        2.72%        $ 26,092            2.72%       $ 27,149       2.72%

Money market accounts and
  NOW accounts                        58,226        2.33           55,486            2.34          54,748       2.42
Demand deposit accounts               11,758          --            9,624              --           9,244         --
Certificates of deposit              366,484        5.99          348,945            6.11         328,921       6.19
                                     -------        ----          -------            ----         -------       ----
    Total deposits                  $462,596        5.19%        $440,147            5.30%       $420,062       5.33%
                                     -------        ----          -------            ----         -------       ----
                                     -------        ----          -------            ----         -------       ----


         The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 1998 and 1997 and the amounts at December 31, 1998 which mature during the periods indicated.


                                                                               Balance at December 31, 1998
                                              December 31,             Maturing in the 12 Months Ending December 31,
                                     --------------------------     --------------------------------------------------
                                         1998           1997         1999           2000         2001       Thereafter
                                     -----------    -----------   ----------      ---------    --------    -----------
                                                                         (In Thousands)
Certificates of Deposit
3.00% - 3.99%                         $    453        $    362      $    453       $     --     $    --       $    --
4.00% - 5.99%                          278,335         241,660       212,808         49,238      10,578         5,711
6.00% - 7.99%                           91,156          97,885        20,602         13,328      12,404        44,822
8.00% and over                           8,821          20,236         3,167             --          --         5,654
                                      --------        --------      --------        -------     -------       -------
  Total certificate accounts          $378,765        $360,143      $237,030        $62,566     $22,982       $56,187
                                      --------        --------      --------        -------     -------       -------
                                      --------        --------      --------        -------     -------       -------

         The following table sets forth the savings flows of the Bank during the periods indicated.


                                                           Year Ended December 31,
                                                   -----------------------------------------
                                                     1998            1997             1996
                                                   -------          -------         --------
                                                             (In Thousands)
Increase (decrease) before interest credited       $11,895          $10,786         $(10,731)
Interest credited                                   18,324           17,230           16,360
                                                   -------          -------         --------
  Net increase in deposits                         $30,219          $28,016         $  5,629
                                                   -------          -------         --------
                                                   -------          -------         --------

         The decrease in deposits before interest credited in 1996 was primarily due to the use of such funds by customers to purchase shares of the Company's common stock in the Conversion.

         The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at December 31, 1998 by time remaining to maturity.

                                                       Amounts
                                                      ----------
Period Ending:                                      (In Thousands)
March 31, 1999                                         $20,364
June 30, 1999                                           20,509
December 31, 1999                                       10,814
After December 31, 1999                                 22,757
                                                       -------
  Total certificates of deposit with
    balances of $100,000 or more                       $74,444
                                                       -------
                                                       -------

         BORROWED FUNDS. The Bank has utilized FHLB advances in its normal operating and investing activities during 1998 and 1997. There were no advances outstanding at previous year ends. The Bank pledges as collateral for FHLB advances their FHLB stock and has entered into blanket collateral agreements with the FHLB whereby the Bank agrees to maintain, free of other encumbrances, qualifying single family first mortgage loans with unpaid principal balances, when discounted at 75% of the such balances, of at least 100% of total outstanding advances.

         Advances at December 31, 1998, have maturity dates and weighted average rates as follows:


                        WEIGHTED
    YEAR ENDING          AVERAGE
    DECEMBER 31            RATE           AMOUNT
-----------------    ------------    -------------
        1999             5.71%         $19,000
        2000             5.31           14,000
        2001             4.85            7,000
        2002             6.60            3,985
        2003             5.56            1,000
     THEREAFTER          6.01            4,000
                                       -------
       TOTAL            5.57%          $48,985
                                       -------
                                       -------



         THE FOLLOWING TABLE SETS FORTH INFORMATION WITH RESPECT TO THE COMPANY'S FHLB ADVANCES AT AND DURING THE PERIODS INDICATED.


                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------
                                    1998              1997                 1996
                                  -------          -------               ------
                                               (DOLLARS IN THOUSANDS)
MAXIMUM BALANCE                   $50,687          $12,997               $2,600

AVERAGE BALANCE                    30,452            6,493                  916

YEAR END BALANCE                   48,985           11,997                   --

WEIGHTED AVERAGE
INTEREST RATE:

  AT END OF YEAR                     5.57%            6.31%                  --

  DURING THE YEAR                    5.81             6.42                 5.45%


EMPLOYEES

         The Bank had 168 full-time employees and 22 part-time employees at December 31, 1998. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

SUBSIDIARIES

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. The Bank's only subsidiary, First Harrison Service Corporation (the "Service Corporation"), was formed in 1971. At December 31, 1998, the Service Corporation's only significant asset was a $4.0 million repossessed commercial loan collateralized by a hotel in Oklahoma City, Oklahoma. The property has been listed and is being operated by a management company until disposition. The Service Corporation generated net income of approximately $9,000 during 1998.

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

         The Bank experiences strong competition for real estate loans principally from savings associations, commercial banks and mortgage companies. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition has increased as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

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

THE BANK

         GENERAL. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The last regulatory examination of the Bank by the OTS was completed in January, 1999. The Bank was not required to make any material changes to its operations as a result of such examination. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

         The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such assessment rates if such target level is met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments are set within a range, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         The premium schedule for BIF and SAIF insured institutions ranges from 0 to 27 basis points. However, SAIF insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6 basis points for each $100 in domestic deposits, while BIF insured institutions pay an assessment equal to approximately 1 basis point for each $100 in domestic deposits. The SAIF assessment is expected to be reduced to about 2 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at December 31, 1998. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not materially affect the Bank's regulatory capital. At December 31, 1998, the Bank exceeded its tangible, core and risk-based capital requirements.

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

         LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1998, the Bank's liquidity ratio was 28.0%.

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

         Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1998, the qualified thrift investments of the Bank were approximately 87.0% of its portfolio assets.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 1998, the Bank had $49.0 million of outstanding FHLB advances.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1998, the Bank had $3.9 million in FHLB stock, which was in compliance with this requirement. No ready market exists for such stock and it has no quoted market value.

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

         FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 1998, no reserves were required to be maintained on the first $4.9 million of transaction accounts, reserves of 3% were required to be maintained against the next $46.5 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1998, the Bank's pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1998, the Bank had no NOL carryforwards for federal income tax purposes.

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

         The Bank's federal income tax returns for the tax years ended December 31, 1995 forward are open under the statute of limitations and are subject to review by the IRS.

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

ITEM 2.  PROPERTIES.

         At December 31, 1998, the Bank conducted its business from its executive office in Harrison, Arkansas, and eleven full service offices, all of which are located in Northcentral and Northwest Arkansas.

         The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of the Bank at December 31, 1998.


                                        Leased/        Net Book Value
         Description/Address             Owned          of Property       Amount of Deposits
                                                                 (In Thousands)
200 West Stephenson
Harrison, AR 72601                       Owned           $ 1,819(1)          $145,424

128 West Stephenson                      Owned               105                     (2)
Harrison, AR  72601

Corner Central & Willow                  Owned               256                     (2)
Harrison, AR  72601

Ozark Mall - Hwy. 62-65 North          Leased(3)              24               25,361
Harrison, AR  72601

324 Hwy. 62-65 Bypass                    Owned               287               40,139
Harrison, AR  72601

210 South Main                           Owned               271               25,682
Berryville, AR  72616

668 Highway 62 East                      Owned               681              159,623
Mountain Home, AR  72653

1337 Highway 62 SW                       Owned(5)            320                     (5)
Mountain Home, AR 72653

301 Highway 62 West                      Owned               114               20,184
Yellville, AR  72687

307 North Walton Blvd.                   Owned               290               23,457
Bentonville, AR  72712

3460 North College                       Owned               436               27,325
Fayetteville, AR  72703

1303 West Hudson                         Owned               230                2,062
Rogers, AR  72756

201 East Henri De Tonti Blvd.            Owned               241                3,889
Tontitown, AR  72762

2025 North Crossover Road                Owned               800                4,611
Fayetteville, AR 72703

249 West Main Street                    Leased(4)            181                3,336
Farmington, AR 72730

---------------

(1)  Includes property acquisition for expansion in North Harrison.
(2)  Such offices do not open deposit accounts.
(3)  Such property is subject to a month-to-month lease.
(4)  Such property is subject to a five year lease expiring November 1, 2002.
(5) Such property was under construction at December 31, 1998 and opened in February 1999.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein, to the extent applicable, is incorporated by reference from page 44 of the Company's 1998 Annual Report to Stockholders ("1998 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from pages 3 and 4 of the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 6 to 16 of the 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The information required herein is incorporated by reference from pages 6 and 7 of the 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from page 5 and pages 18 to 42 of the 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.



PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 3 to 5 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 21, 1999 ("Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 8 to 11 of the Definitive Proxy Statement.

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A)  DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

             Independent Auditors' Report
             Consolidated Statements of Financial Condition at December 31,
               1998 and 1997
             Consolidated Statements of Income for the years ended
               December 31, 1998, 1997 and 1996
             Consolidated Statements of Changes in Stockholders' Equity for
               the years ended December 31, 1998, 1997 and 1996.
             Consolidated Statements of Cash Flows for the years ended
               December 31, 1998, 1997 and 1996.
             Notes to Consolidated Financial Statements.

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

13.0     1998 Annual Report to Stockholders

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





/S/ FRANK L. COFFMAN, JR.                                  March 24, 1999
---------------------------------------
Frank L. Coffman, Jr.
Chairman of the Board and Chief
  Executive Officer


/S/ LARRY J. BRANDT                                        March 24, 1999
----------------------------------------
Larry J. Brandt
President and Chief
 Operating Officer


/S/ JOHN P. HAMMERSCHMIDT                                  March 24, 1999
---------------------------------------
John P. Hammerschmidt
Director

/S/ JAMES D. HEUER                                         March 24, 1999
---------------------------------------
James D. Heuer
Director

/S/ WILLIAM F. SMITH                                       March 24, 1999
---------------------------------------
William F. Smith
Director

                                                           March 24, 1999
/S/ TOMMY W. RICHARDSON
---------------------------------------
Tommy W. Richardson
Senior Vice President and Chief
 Financial Officer