Form 10-Q
period 1999-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1999-05-13
CIK 1006424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to ____________

                         Commission File Number 0-28312

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Texas                                          71-0785261
-----------------------------------------------------------         --------------------------
      (State or other jurisdiction of incorporation or                    (I.R.S. Employer
                        organization)                                  Identification Number)


                     200 West Stephenson
                     Harrison, Arkansas                                       72601
-----------------------------------------------------------         --------------------------
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 1999, there were issued and outstanding 4,418,697 shares of the Registrant's Common Stock, par value $.01 per share.

                          FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                                       TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                                        PAGE
-------      ---------------------                                                        ----
Item 1.      Consolidated Financial Statements

             Consolidated Statements of Financial Condition
             (As of March 31, 1999 (unaudited) and December 31, 1998)                        1

             Consolidated Statements of Income and Comprehensive Income for the
             three months ended March 31, 1999 (unaudited) and 1998 (unaudited)              2

             Consolidated Statement of Stockholders' Equity for the three
             months ended March 31, 1999 (unaudited)                                         3

             Consolidated Statements of Cash Flows for the three months
             ended March 31, 1999 (unaudited) and 1998 (unaudited)                           4

             Notes to Unaudited Consolidated Financial Statements                            6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                           9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                     14


PART II.     OTHER INFORMATION
--------     -----------------


Item 1.      Legal Proceedings                                                              15
Item 2.      Changes in Securities                                                          15
Item 3.      Defaults Upon Senior Securities                                                15
Item 4.      Submission of Matters to a Vote of Security Holders                            15
Item 5.      Other Information                                                              15
Item 6.      Exhibits and Reports on Form 8-K                                               15

SIGNATURES                                                                                  16

                          FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        (In Thousands)



                                                                  March 31,         December 31,
ASSETS                                                               1999               1998
                                                                 (Unaudited)
                                                                  ---------         ------------

Cash and cash equivalents                                          $  22,602          $  26,163
Investment securities - held to maturity                             144,105            127,175
Federal Home Loan Bank stock                                           3,965              3,912
Loans receivable, net of allowance                                   439,716            442,486
Accrued interest receivable                                            4,281              4,755
Real estate acquired in settlement of loans, net                       4,163              4,270
Office properties and equipment, net                                   6,623              6,055
Prepaid expenses and other assets                                        328                239
                                                                    --------           --------
     TOTAL ASSETS                                                   $625,783           $615,055
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                            $497,801           $481,093
Federal Home Loan Bank advances                                       41,982             48,985
Advance payments by borrowers for
 taxes and insurance                                                   1,209              1,006
Other liabilities                                                      3,054              1,990
                                                                    --------           --------
     Total liabilities                                               544,046            533,074
                                                                    --------           --------

MINORITY INTEREST                                                        939                958
                                                                    --------           --------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 shares
 authorized, none issued
Common stock, $.01 par value, 20,000,000 shares
 authorized, 5,153,751 shares issued, 4,418,697 and
 4,512,760 shares outstanding at March 31, 1999
 and December 31, 1998, respectively                                      52                 52
Additional paid-in capital                                            50,569             50,487
Employee stock benefit plans                                          (4,744)            (5,037)
Retained earnings-substantially restricted                            48,842             47,678
                                                                    --------            -------
                                                                      94,719             93,180
Treasury stock, at cost, 735,054 and
   640,991 shares at March 31, 1999 and
   December 31, 1998, respectively                                   (13,921)           (12,157)
                                                                    --------           --------
     Total stockholders' equity                                       80,798             81,023
                                                                    --------           --------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                         $625,783           $615,055
                                                                    ========           ========

See notes to unaudited consolidated financial statements.

                             FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                              (In thousands, except earnings per share)
                                             (Unaudited)


                                           Three Months Ended
                                                March 31,
                                          ---------------------
                                            1999         1998
                                          -------      --------
INTEREST INCOME:
  Loans receivable                        $ 8,810       $ 8,843
  Investment securities                     2,245         1,735
  Other                                       269            50
                                          -------       -------
      Total interest income                11,324        10,628
                                          -------       -------

INTEREST EXPENSE:
  Deposits                                  5,982         5,908
  Other borrowings                            665           270
                                          -------       -------
      Total interest expense                6,647         6,178
                                          -------       -------
NET INTEREST INCOME                         4,677         4,450
PROVISION FOR LOAN LOSSES                      20            15
                                          -------       -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                  4,657         4,435
                                          -------       -------

NONINTEREST INCOME:
  Deposit fee income                          220           198
  Other                                       173           260
                                          -------       -------
      Total noninterest income                393           458
                                          -------       -------

NONINTEREST EXPENSES:
  Salaries and employee benefits            1,751         1,647
  Net occupancy expense                       217           206
  Federal insurance premiums                   70            70
  Data processing                             203           229
  Postage and supplies                        114            97
  Other                                       375           414
                                          -------       -------
      Total noninterest expenses            2,730         2,663
                                          -------       -------

INCOME BEFORE INCOME TAXES                  2,320         2,230
INCOME TAX PROVISION                          802           810
                                          -------       -------
NET INCOME AND COMPREHENSIVE INCOME       $ 1,518       $ 1,420
                                          =======       =======

EARNINGS PER SHARE:
  Basic                                   $  0.37       $  0.31
                                          =======       =======
  Diluted                                 $  0.37       $  0.30
                                          =======       =======

See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (In Thousands)
                                   (Unaudited)




                                                                         Employee
                                                        Additional        Stock
                                           Common        Paid-In          Benefit         Retained       Treasury
                                            Stock         Capital          Plans          Earnings        Stock           Total
                                          --------        --------        --------        --------       --------        --------

Balance, December 31, 1998                $     52        $ 50,487        $ (5,037)       $ 47,678       $(12,157)       $ 81,023

Net income                                                                                   1,518                          1,518

Release of ESOP shares                                          82             105                                            187

Stock compensation expense                                                     188                                            188

Purchase of treasury stock, at cost                                                                        (1,764)         (1,764)

Dividends paid                                                                                (354)                          (354)
                                          --------        --------        --------        --------       --------        --------

Balance, March 31, 1999                   $     52        $ 50,569        $ (4,744)       $ 48,842       $(13,921)       $ 80,798
                                          ========        ========        ========        ========       ========        ========

See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                        Three Months Ended March 31,
                                                        ---------------------------
                                                          1999            1998
                                                        --------        --------

OPERATING ACTIVITIES:
 Net income                                             $  1,518        $  1,420
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                                   20              15
  Deferred tax provision (benefit)                           (65)             13
  Loss on sale of real estate owned                            5              39
  Gain on sale of mortgage loans
   originated to sell                                        (74)            (42)
  Depreciation                                               131             125
  Real estate owned depreciation                              32              --
  Accretion of deferred loan fees, net                      (234)           (192)
  Release of ESOP shares                                     187             260
  Stock compensation expense                                 188             189
  Other                                                      (45)             --
  Changes in operating assets & liabilities:
     Accrued interest receivable                             474              25
     Prepaid expenses & other assets                         (89)           (269)
     Other liabilities                                     1,128           1,245
                                                        --------        --------
       Net cash provided by operating activities           3,176           2,828
                                                        --------        --------

INVESTING ACTIVITIES:
  Purchases of investment securities-held to
   maturity                                              (36,413)        (24,937)
  Proceeds from maturities of investment
   securities-held to maturity                            19,430          16,755
  Loan originations, net of repayments                    (2,715)        (10,517)
  Proceeds from sales of mortgage loans
   originated to sell                                      5,793           2,988
  Proceeds from sales of real estate owned                    77              69
  Purchases of office properties and equipment              (699)            (81)
                                                        --------        --------
     Net cash used by investing activities               (14,527)        (15,723)
                                                        --------        --------

                                                                     (Continued)

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              1999            1998
                                                           --------        --------
FINANCING ACTIVITIES:
  Net increase in deposits                                   16,708          11,466
  Advances from FHLB                                              -           7,997
  Repayment of advances from FHLB                            (7,003)              -
  Net increase (decrease) in advance payments
     by borrowers for taxes & insurance                         203            (462)
  Purchase of treasury stock                                 (1,764)             --
  Common stock acquired for employee stock
     benefit plan                                                --            (992)
  Dividends paid                                               (354)           (343)
                                                           --------        --------
     Net cash provided by financing activities                7,790          17,666
                                                           --------        --------
Net increase (decrease) in cash and cash equivalents         (3,561)          4,771
CASH AND CASH EQUIVALENTS:
  Beginning of period                                        26,163           6,627
                                                           --------        --------
  End of period                                            $ 22,602        $ 11,398
                                                           ========        ========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                               $  6,566        $  6,150
                                                           ========        ========
    Income taxes                                           $    129        $     --
                                                           ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
   Real estate acquired in settlement of loans             $     --        $  3,356
                                                           ========        ========
   Loans to facilitate sales of real estate owned          $     20        $     --
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

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, contained in the Corporation's 1998 Annual Report to Stockholders.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany items have been eliminated.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management has not yet made a determination as to the effect, if any, the adoption of SFAS 133 will have on the Company's financial position or results of operations.

In October 1998, the FASB issued Statement No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("SFAS 134"). This statement amends SFAS 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. The adoption of SFAS No. 134 is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 4 - EARNINGS PER SHARE

The weighted average number of common shares used to calculate earnings per share for the quarters ended March 31, 1999 and 1998 were as follows:


                                                      1999                   1998
                                               ----------------            -----------
Basic weighted - average shares                       4,145,349              4,552,948
Effect of dilutive securities                                --                114,766
                                               ----------------            -----------
Diluted weighted - average shares                     4,145,349              4,667,714

NOTE 5 - DECLARATION OF DIVIDENDS

At their meeting on February 17, 1999, the Board of Directors declared a $.08 (eight cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on March 24, 1999 to the stockholders of record at the close of business on March 10, 1999.

NOTE 6 - INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):



                                     March 31, 1999
                                 -----------------------
                                 Amortized       Fair
HELD TO MATURITY                   Cost          Value
                                 --------       --------
U. S. Government and
  Agency obligations             $144,084       $141,968
Mortgage-backed securities
  -FHLMC                               21             21
                                 --------       --------
   Total                         $144,105       $141,989
                                 ========       ========

NOTE 7 - LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):


                                                       March 31, 1999
                                                       --------------

First mortgage loans:
 One- to four- family residences                            $367,030
 Other properties                                             24,565
 Construction                                                 18,845
 Less:
  Unearned discounts                                            (282)
  Undisbursed loan funds                                      (7,983)
  Deferred loan fees, net                                     (3,106)
                                                           ---------
   Total first mortgage loans                                399,069
                                                           ---------
Consumer and other loans:
 Commercial                                                    9,662
 Automobile                                                   10,847
 Consumer                                                      3,936
 Home equity and second mortgage                              13,158
 Savings                                                       1,471
 Other                                                         2,191
 Add deferred loan costs                                         167
                                                            --------
    Total consumer and other loans                            41,432
                                                           ---------
Allowance for loan losses                                       (785)
                                                           ---------
    Loans receivable, net                                   $439,716
                                                            ========

Non-accrual loans at March 31, 1999 were $1.5 million. All loans 90 days or more past due are recorded as non-accrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):


Balance at December 31, 1998                          $771
 Provisions for estimated losses                        20
 Recoveries                                              3
 Losses charged off                                     (9)
                                                      ----
Balance at March 31, 1999                             $785
                                                       ===

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

       At March 31, 1999, the Corporation's assets amounted to $625.8 million as compared to $615.1 million at December 31, 1998. The $10.7 million or 1.7% increase was primarily due to an increase of $16.9 million or 13.3% in investment securities - held to maturity. The increase in assets was partially offset by a $3.6 million or 13.6% decrease in cash and cash equivalents and a $2.8 million or .6% decrease in loans receivable. Loan originations for the three month period ended March 31, 1999 consisted of $27.3 million in one- to four- family residential loans, $3.1 million in commercial loans, $6.7 million in construction loans and $6.5 million in consumer installment loans, of which $2.5 million consisted of home equity loans and $2.3 million consisted of automobile loans. At March 31, 1999, the Bank had outstanding loan commitments of $3.5 million, unused lines of credit of $4.7 million, and the undisbursed portion of construction loans of $8.0 million. Liabilities increased $11.0 million or 2.1% to $544.0 million at March 31, 1999 compared to $533.1 million at December 31, 1998. The increase in liabilities was primarily due to an increase of $16.7 million or 3.5% in deposits. Such increase was partially offset by a decrease of $7.0 million or 14.3% in advances from the Federal Home Loan Bank ("FHLB") of Dallas. The increase in deposits was used to repay advances borrowed from FHLB of Dallas and to purchase additional investment securities. Stockholders' equity amounted to $80.8 million or 12.9% of total assets at March 31, 1999 compared to $81.0 million or 13.2% of total assets at December 31, 1998. The decrease in stockholders' equity was primarily due to the purchase of treasury stock totaling $1.8 million and to a lesser extent due to the payment of cash dividends aggregating $354,000. Such decrease during the three months ended March 31, 1999 was partially offset by net income of $1.5 million due to continued profitable operations.

       Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $5.7 million or .91% of total assets at March 31, 1999, compared to $5.8 million or .94% of total assets at December 31, 1998. The majority ownership of a partnership, which owns and operates a commercial real estate property that was acquired in the settlement of a loan, was consolidated with the Bank's financial position and operations during the quarter ended September 30, 1998. At March 31, 1999, as a result of such consolidation, the Bank's real estate acquired in settlement of loans included a $4.0 million dollar carrying value for such property with the minority interest ownership being currently recorded at $939,000. The property is currently operated by a management company and is being marketed for disposition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

       GENERAL. The Corporation reported net income of $1.5 million during the three months ended March 31, 1999 compared to net income of $1.4 million for the same period in 1998. The increase of $100,000 in net income in the 1999 period compared to the same period in 1998 was primarily due to an increase in net interest income which was reduced by a decrease in noninterest income and an increase in noninterest expenses. Net interest income rose from $4.5 million for the three months ended March 31, 1998 to $4.7 million for the same period in 1999. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread increased to 2.59% for the 1999 three month period compared to 2.56% for the 1998 three month period. These and other significant fluctuations in operations are discussed below.

       INTEREST INCOME. Interest income amounted to $11.3 million for the three months ended March 31, 1999 compared to $10.6 million for the same period in 1998. The increase of $696,000 or 6.6% was primarily due to an increase in the average balance of investment securities. The increase in the average balance of investment securities was due to additional purchases of investment securities. Such increase was partially offset by a decline in the average yield earned on loans due primarily to the origination of loans at market interest rates which are currently lower than the average yield of the Bank's loan portfolio.

       INTEREST EXPENSE. Interest expense increased $469,000 or 7.6% to $6.6 million for the three months ended March 31, 1999 compared to $6.2 million for the same period in 1998. Such increase was primarily due to an increase in the average balance of deposits as well as an increase in the average balance of FHLB of Dallas advances. Such increase was offset by a decline in the average rate paid for deposits.

       NONINTEREST INCOME. Noninterest income decreased $65,000 or 14.2% to $393,000 for the three months ended March 31, 1999 compared to $458,000 for the three months ended March 31, 1998. The decrease for the three months ended March 31, 1999 was due primarily to the recognition of a loss in the amount of $59,000 from operations of real estate owned. For the three months ended March 31, 1998, net income from operations of real estate owned of $77,000 was recognized. The decrease in noninterest income for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 was partially offset by an increase of $32,000 from $42,000 to $74,000 in gain on the sale of mortgage loans in the secondary mortgage market. In addition, deposit fee income increased $22,000 or 10.8% to $220,000 compared to $198,000 for the three month periods ended March 31, 1999 and 1998, respectively.

       NONINTEREST EXPENSE. Noninterest expenses increased $67,000 or 2.5% between the 1999 and 1998 three month periods. Such increase was due primarily to an increase in salaries and employee benefits as a result of normal salary and merit increases as well as an increase in personnel. Salaries and employee benefits increased by $100,000 or 6.3% from $1.6 million to $1.7 million for the three month period March 31, 1998 and 1999, respectively. Such increase was partially offset by a decrease in legal fees, data processing costs and a decline in losses recognized on disposition of repossessed assets.

       INCOME TAXES. Income taxes amounted to $802,000 and $810,000 for the three months ended March 31, 1999 and 1998, respectively, resulting in effective tax rates of 34.6% and 36.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Corporation's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization, maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Corporation invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Corporation has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At March 31, 1999, the Bank had outstanding advances from the FHLB of Dallas in the amount of $42.0 million. Such advances were used in the Bank's normal operations and investing activities.

       As of March 31, 1999, the Bank's regulatory capital was in excess of all applicable regulatory capital adequacy requirements. At March 31, 1999, the Bank's tangible, core and risk-based capital ratios amounted to 11.7%, 11.7% and 22.7%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

       The Federal Financial Institutions Examination Council ("FFIEC"), through bank regulatory agencies including the OTS and the FDIC, has issued mandatory guidelines requiring all financial institutions to develop and implement plans for addressing Year 2000 issues as they relate to the operations of financial institutions. The Bank has developed a Year 2000 Project plan, required by these guidelines, that is intended to ensure that its computer systems and software will function properly with respect to dates in the Year 2000 and thereafter. The Year 2000 Project consists of various phases including an awareness phase, assessment phase, renovation phase, testing phase and implementation phase. The awareness and assessment phases are substantially complete. In the assessment phase, hardware, software, third-party vendors, customers, and non-technological systems that could be affected by the century rollover were identified. In this assessment, various systems were identified as mission-critical. The primary focus of the renovation and testing phases is on these mission-critical systems. The testing phase for mission-critical systems is well underway and the Bank expects that such testing will be completed in the second quarter of 1999.

       The majority of the Bank's data processing is performed by a third party service bureau. Processing by the servicer includes account processing for all deposit and loan accounts. The servicer has completed the remediation of its host deposit and loan systems. The Bank is substantially complete with testing of the servicer's system. Dates tested on the servicer's system included the century date rollover from December 31, 1999 through January 3, 2000, leap year 2000, year-end 2000 and 2001 rollover. This testing was performed by Bank personnel.

       The Bank utilizes various third party software systems that interface with the servicer's system that are deemed to be mission-critical. Approximately 50% of these software packages currently utilized by the Bank are not Year 2000 compliant, but upgrades or replacement systems are currently available and will be installed by the Bank. These upgrades or replacements for Year 2000 will also upgrade the systems to a Windows operating system. The majority of the other third party software systems will be converted to a Windows operating environment as well. These upgrades or replacements are scheduled to be installed by the end of the second quarter of 1999. The testing of these systems is scheduled to be conducted as the software is replaced and should also be completed in the second quarter of 1999.

       Approximately 85% of the computers within the Bank were identified as not being Year 2000 compliant. These computers are currently being replaced with completion scheduled in the second quarter of 1999. Installation of a wide area network and conversion to a Windows operating environment will be implemented along with the replacement of the computers. Testing of the computers and the network is scheduled to be conducted as the hardware and the network are installed and should be completed in the second quarter of 1999.

       The majority of the software and hardware being replaced are or will be fully depreciated and are a part of a scheduled plan to upgrade the Bank's systems to a Windows operating environment. Therefore, the Bank is not accelerating the replacement due to Year 2000 issues and all costs associated with the replacement of systems are considered costs incurred in the ordinary course of business. To date the Bank has spent approximately $5,000 in costs directly related to Year 2000. These costs were primarily related to customer communications regarding the century date rollover. Any additional costs related to Year 2000 are not expected to be material to the on-going operating costs of the Company.

       The failure to correct a Year 2000 problem of a mission-critical system could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of third-party suppliers, including power companies and telephone companies, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's result of operations, liquidity or financial condition. The Bank's Year 2000 Project is anticipated to significantly reduce the uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of the Bank's data processing servicer. The Company believes that, based on the data processing servicer's Year 2000 efforts, the Bank's testing of the servicer's system, and the completion of the Year 2000 Project by the Bank, the likelihood of significant interruptions of normal operations should be reduced. However, a "worst case scenario" would be one in which the servicer's system was not available for an extended period of time. Non-availability of the servicer's system would most likely be the result of a power or telecommunications failure. In this "worst case scenario" the Bank could experience material disruptions in its ability to process customer accounts and otherwise conduct its business.

       Contingency plans for Year 2000 issues relating to mission-critical systems are being addressed by the Bank. The Bank currently has a business resumption recovery plan that addresses various contingencies within the Bank including the servicer's computer system being inoperable as well as other mission-critical systems. Contingency planning for a "worst case scenario", such as a power failure, is being addressed as well. Due to the possibility of a power outage occurring at any given time, even outages unrelated to Year 2000, the Bank is installing a generator powered by natural gas at the corporate office of the Bank to provide power to mission critical equipment. Contingency planning for Year 2000 is ongoing as systems are replaced and additional information becomes available regarding Year 2000 issues. The updating and validation of the business resumption recovery plan, including contingency plans for Year 2000 related issues, is expected to be completed by June 30, 1999.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

For a discussion of the Corporation's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 1998 Annual Report to Stockholders. There has been no material change in the Corporation's asset and liability position or the market value of the Bank's portfolio equity since December 31, 1998.

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



                               FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



Date:  May 12, 1999                 By: /s/Larry J. Brandt
                                        --------------------------
                                         Larry J. Brandt
                                         President



Date:  May 12, 1999                 By: /s/Tommy W. Richardson
                                        --------------------------
                                         Tommy W. Richardson
                                         Chief Financial Officer