Form 10-Q
period 1999-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1999-08-16
CIK 1006424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _____________ to ___________

                         Commission File Number 0-28312

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Texas                                      71-0785261
------------------------------------------------       --------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                 organization)                           Identification Number)

                200 West Stephenson
                Harrison, Arkansas                               72601
------------------------------------------------       --------------------------
       (Address of principal executive office)                 (Zip Code)

                                 (870) 741-7641
               --------------------------------------------------
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 1999, there were issued and outstanding 4,197,762 shares of the Registrant's Common Stock, par value $.01 per share.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Statements of Financial Condition
           As of June 30, 1999 (unaudited) and December 31, 1998                   1

           Consolidated Statements of Income and Comprehensive Income
           for the three and six months ended June 30, 1999
           (unaudited) and 1998 (unaudited)                                        2

           Consolidated Statement of Stockholders' Equity for the six
           months ended June 30, 1999 (unaudited)                                  3

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 1999 (unaudited) and 1998 (unaudited)                    4

           Notes to Unaudited Consolidated Financial Statements                    6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                   9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk             15


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                      16
Item 2.    Changes in Securities and Use of Proceeds                              16
Item 3.    Defaults Upon Senior Securities                                        16
Item 4.    Submission of Matters to a Vote of Security Holders                    16
Item 5.    Other Information                                                      17
Item 6.    Exhibits and Reports on Form 8-K                                       17

SIGNATURES                                                                        18

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)

                                                              June 30,            December 31,
                                                                1999                  1998
ASSETS                                                       (Unaudited)
                                                          -----------------    ------------------
Cash and cash equivalents                                     $  8,594              $ 26,163
Investment securities - held to maturity                       166,428               127,175
Federal Home Loan Bank stock                                     4,017                 3,912
Loans receivable, net of allowance                             443,493               442,486
Accrued interest receivable                                      5,346                 4,755
Real estate acquired in settlement of loans, net                 4,042                 4,270
Office properties and equipment, net                             6,700                 6,055
Prepaid expenses and other assets                                  599                   239
                                                              --------              --------
     TOTAL ASSETS                                             $639,219              $615,055
                                                              ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                      $502,724              $481,093
Federal Home Loan Bank advances                                 52,979                48,985
Advance payments by borrowers for
 taxes and insurance                                               484                 1,006
Other liabilities                                                2,308                 1,990
                                                              --------              --------
     Total liabilities                                         558,495               533,074
                                                              --------              --------

MINORITY INTEREST                                                  944                   958
                                                              --------              --------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 shares
  authorized, none issued
Common stock, $.01 par value, 20,000,000 shares
  authorized, 5,153,751 shares issued, 4,277,997 and
  4,512,760 shares outstanding at June 30, 1999
  and December 31, 1998, respectively                               52                    52
Additional paid-in capital                                      50,639                50,487
Employee stock benefit plans                                    (4,452)               (5,037)
Retained earnings-substantially restricted                      50,080                47,678
                                                              --------              --------
                                                                96,319                93,180
Treasury stock, at cost, 875,754 and
  640,991 shares at June 30, 1999 and
  December 31, 1998, respectively                              (16,539)              (12,157)
                                                              --------              --------
     Total stockholders' equity                                 79,780                81,023
                                                              --------              --------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                   $639,219              $615,055
                                                              ========              ========


See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except earnings per share)
                                   (Unaudited)

                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                              -------------------------------          -------------------------------
                                                 1999                 1998                1999                1998
                                              ----------           ----------          ----------          -----------
INTEREST INCOME:
  Loans receivable                              $8,772               $8,917              $17,582             $17,760
  Investment securities                          2,634                1,911                4,878               3,646
  Other                                            121                   36                  390                  86
                                                ------               ------               ------              ------
      Total interest income                     11,527               10,864               22,850              21,492
                                                ------               ------               ------              ------

INTEREST EXPENSE:
  Deposits                                       6,090                6,022               12,072              11,929
  Other borrowings                                 599                  353                1,263                 624
                                                ------               ------               ------              ------
      Total interest expense                     6,689                6,375               13,335              12,553
                                                ------               ------               ------              ------
NET INTEREST INCOME                              4,838                4,489                9,515               8,939
PROVISION FOR LOAN LOSSES                           --                   10                   20                  25
                                                ------               ------               ------              ------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                       4,838                4,479                9,495               8,914
                                                ------               ------               ------              ------

NONINTEREST INCOME:
  Deposit fee income                               239                  222                  459                 420
  Other                                            274                  216                  447                 476
                                                ------               ------               ------              ------
      Total noninterest income                     513                  438                  906                 896
                                                ------               ------               ------              ------

NONINTEREST EXPENSES:
  Salaries and employee benefits                 1,722                1,667                3,473               3,314
  Net occupancy expense                            219                  218                  436                 424
  Federal insurance premiums                        70                   69                  140                 140
  Provision for real estate losses                 310                    7                  312                   7
  Data processing                                  214                  217                  417                 445
  Postage and supplies                             101                  112                  215                 209
  Other                                            406                  381                  778                 795
                                                ------               ------               ------              ------
      Total noninterest expenses                 3,042                2,671                5,771               5,334
                                                ------               ------               ------              ------

INCOME BEFORE INCOME TAXES                       2,309                2,246                4,630               4,476
INCOME TAX PROVISION                               727                  784                1,530               1,594
                                                ------               ------               ------              ------
NET INCOME AND COMPREHENSIVE INCOME             $1,582               $1,462               $3,100              $2,882
                                                 =====                =====                =====               =====

EARNINGS PER SHARE:
  Basic                                         $ 0.39              $  0.32               $ 0.75              $ 0.63
                                                 =====               ======                =====               =====
  Diluted                                       $ 0.39              $  0.31               $ 0.75              $ 0.61
                                                 =====               ======                =====               =====

Cash Dividends Declared                         $ 0.08               $ 0.07               $ 0.16              $ 0.14
                                                 =====                =====                =====               =====


See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                        Employee
                                                      Additional         Stock
                                         Common        Paid-In          Benefit         Retained        Treasury
                                         Stock         Capital           Plans          Earnings         Stock            Total
                                       ----------   --------------    ------------    ------------    -------------    ------------
Balance, December 31, 1998                $52          $50,487          $(5,037)        $47,678         $(12,157)        $81,023

Net income                                                                                3,100                            3,100

Release of ESOP shares                                     152              208                                              360

Stock compensation expense                                                  377                                              377

Purchase of treasury stock, at cost                                                                       (4,382)         (4,382)

Dividends paid                                                                             (698)                            (698)
                                          ---           ------           ------          ------          -------          ------

Balance, June 30, 1999                    $52          $50,639          $(4,452)        $50,080         $(16,539)        $79,780
                                          ===           ======           ======          ======          =======          ======


See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                         ----------------------------------
                                                              1999                1998
                                                         ---------------     --------------
OPERATING ACTIVITIES:
 Net income                                                 $  3,100            $ 2,882
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                                       20                 25
  Provision for real estate losses                               312                  7
  Deferred tax provision (benefit)                              (183)               235
  Loss on sale of real estate owned                                9                 54
  Gain on sale of mortgage loans
   originated to sell                                           (147)              (104)
  Depreciation                                                   256                252
  Real estate owned depreciation                                  64                 --
  Accretion of deferred loan fees, net                          (439)              (390)
  Release of ESOP shares                                         360                549
  Stock compensation expense                                     377                377
  Other                                                          (46)                --
  Changes in operating assets & liabilities:
     Accrued interest receivable                                (591)              (368)
     Prepaid expenses & other assets                            (360)               (17)
     Other liabilities                                           502                 31
                                                            --------            -------
       Net cash provided by operating activities               3,234              3,533
                                                            --------            -------

INVESTING ACTIVITIES:
  Purchases of investment securities-held to
   maturity                                                  (65,798)           (51,287)
  Proceeds from maturities of investment
   securities-held to maturity                                26,432             34,755
  Loan originations, net of repayments                       (12,504)           (18,636)
  Proceeds from sales of mortgage loans
   originated to sell                                         11,821              7,986
  Proceeds from sales of real estate owned                       125                131
  Purchases of office properties and equipment                  (902)              (138)
                                                            --------            -------
     Net cash used by investing activities                   (40,826)           (27,189)
                                                            --------            -------

                                                                     (Continued)

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                         ----------------------------------
                                                              1999                1998
                                                         ---------------     --------------
FINANCING ACTIVITIES:
  Net increase in deposits                                    21,631              11,644
  Advances from FHLB                                          14,450              43,975
  Repayment of advances from FHLB                            (10,456)            (27,631)
  Net decrease in advance payments
     by borrowers for taxes & insurance                         (522)               (364)
  Purchase of treasury stock                                  (4,382)               (661)
  Common stock acquired for employee stock
     benefit plan                                                 --              (1,817)
  Dividends paid                                                (698)               (686)
                                                             -------              ------
     Net cash provided by financing activities                20,023              24,460
                                                             -------              ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (17,569)                804
CASH AND CASH EQUIVALENTS:
  Beginning of period                                         26,163               6,627
                                                             -------              ------
  End of period                                             $  8,594             $ 7,431
                                                             =======              ======

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                $ 13,229             $12,540
                                                             =======              ======
    Income taxes                                               1,634             $ 1,194
                                                            $=======              ======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
   Real estate acquired in settlement of loans              $    343             $ 3,453
                                                             =======              ======
   Loans to facilitate sales of real estate owned           $    102                  --
                                                             =======              ======


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

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, contained in the Corporation's 1998 Annual Report to Stockholders.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany items have been eliminated.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. Management has not yet made a determination as to the effect, if any, the adoption of SFAS 133 will have on the Corporation's financial position or results of operations.

In October 1998, the FASB issued Statement No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("SFAS 134"). This statement amends SFAS 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. The adoption of SFAS No. 134 is not expected to have a material effect on the Corporation's financial position or results of operations.

NOTE 4 - EARNINGS PER SHARE

The weighted average number of common shares used to calculate earnings per share for the three and six months ended June 30, 1999 and 1998 were as follows:

                                                     Three months ended                             Six months ended
                                                          June 30,                                      June 30,
                                            ------------------------------------          -------------------------------------
                                                 1999                  1998                    1999                   1998
                                            --------------        --------------          --------------         --------------
Basic weighted - average shares                4,092,848             4,560,765               4,118,953              4,556,878
Effect of dilutive securities                         --               149,598                      --                134,560
                                              ----------            ----------              ----------             ----------
Diluted weighted - average shares              4,092,848             4,710,363               4,118,953              4,691,438

NOTE 5 - DECLARATION OF DIVIDENDS

At their meeting on May 26, 1999, the Board of Directors declared an $.08 (eight cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on June 24, 1999 to the stockholders of record at the close of business on June 10, 1999.

NOTE 6 - INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

                                                        June 30, 1999
                                             ----------------------------------
                                                Amortized            Fair
HELD TO MATURITY                                   Cost              Value
                                             ---------------     --------------
 U. S. Government and
   Agency obligations                           $166,408            $158,613
 Mortgage-backed securities
   -FHLMC                                             20                  19
                                                 -------             -------
    Total                                       $166,428            $158,632
                                                 =======             =======

NOTE 7 - LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):

                                                        June 30, 1999
                                             ----------------------------------
First mortgage loans:
 One- to four- family residences                              $363,948
 Other properties                                               26,335
 Construction                                                   21,079
 Less:
  Unearned discounts                                              (257)
  Undisbursed loan funds                                        (8,955)
  Deferred loan fees, net                                       (2,983)
                                                              ---------
   Total first mortgage loans                                  399,167
                                                              ---------
Consumer and other loans:
 Commercial                                                     11,052
 Automobile                                                     12,071
 Consumer                                                        4,222
 Home equity and second mortgage                                13,802
 Savings                                                         1,697
 Other                                                           2,081
 Add deferred loan costs                                           181
                                                              ---------
    Total consumer and other loans                              45,106
                                                              ---------
Allowance for loan losses                                         (780)
                                                              ---------
    Loans receivable, net                                     $443,493
                                                              =========

Non-accrual loans at June 30, 1999 were $1.5 million. All loans 90 days or more past due or exhibiting characteristics indicating that it is unlikely that interest will be collected are recorded as non-accrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):

Balance at December 31, 1998               $771
 Provisions for estimated losses             20
 Recoveries                                  14
 Losses charged off                         (25)
                                            ---
Balance at June 30, 1999                   $780
                                            ===

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

       At June 30, 1999, the Corporation's assets amounted to $639.2 million as compared to $615.1 million at December 31, 1998. The $24.1 million or 3.9% increase was primarily due to an increase of $39.3 million or 30.9% in investment securities - held to maturity. Such increase in assets was partially offset by a $17.6 million decrease in cash and cash equivalents. Loan originations for the six month period ended June 30, 1999 consisted of $53.6 million in one- to four-family residential loans, $1.8 million in multi-family residential loans, $7.2 million in commercial loans, $13.8 million in construction loans and $15.7 million in consumer installment loans, of which $5.6 million consisted of home equity loans and $6.0 million consisted of automobile loans. At June 30, 1999, the Bank had outstanding loan commitments of $5.0 million, unused lines of credit of $5.5 million, and the undisbursed portion of construction loans of $9.0 million. Liabilities increased $25.4 million or 4.8% to $558.5 million at June 30, 1999 compared to $533.1 million at December 31, 1998. The increase in liabilities was primarily due to an increase of $21.6 million or 4.5% in deposits and an increase of $4.0 million or 8.2% in FHLB of Dallas advances. The increases in deposits and FHLB of Dallas advances were used to purchase additional investment securities. Stockholders' equity amounted to $79.8 million or 12.5% of total assets at June 30, 1999 compared to $81.0 million or 13.2% of total assets at December 31, 1998. The decrease in stockholders' equity was primarily due to the purchase of treasury stock totaling $4.4 million and to a lesser extent due to the payment of cash dividends aggregating $698,000. Such decrease during the six months ended June 30, 1999 was partially offset by net income of $3.1 million due to continued profitable operations.

       Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $5.5 million or .86% of total assets at June 30, 1999, compared to $5.8 million or .94% of total assets at December 31, 1998. The majority ownership of a partnership, which owns and operates a commercial real estate property that was acquired in the settlement of a loan, was consolidated with the Bank's financial position and operations during the quarter ended September 30, 1998. Such property had a carrying value at June 30, 1999 of $3.7 million. A contract to sell this property was finalized in June 1999. The terms of the contract include a 45 day inspection period during which time the buyer may rescind their offer. The buyer then subsequently has 60 days to close. As a result of this agreement the property was written down by a charge of $310,000 with an after-tax effect of approximately $205,000 against the current quarter and year-to-date income. The property is currently operated by a management company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

       GENERAL. The Corporation reported net income of $1.6 million during the three months ended June 30, 1999 compared to net income of $1.5 million for the same period in 1998. The increase of $120,000 in net income in the 1999 period compared to the same period in 1998 was primarily due to an increase in net interest income partially offset by an increase in noninterest expenses. Net interest income rose from $4.5 million for the three months ended June 30, 1998 to $4.8 million for the same period in 1999. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread increased to 2.66% for the 1999 three month period compared to 2.56% for the 1998 three month period. The Corporation's net interest margin decreased to 3.17% for the 1999 three month period compared to 3.23% for the 1998 three month period. The ratio of interest-earning assets to interest-bearing liabilities was 111.7% for the 1999 three month period compared to 114.6% for the 1998 three month period. These and other significant fluctuations in operations are discussed below.

       INTEREST INCOME. Interest income amounted to $11.5 million for the three months ended June 30, 1999 compared to $10.9 million for the same period in 1998. The increase of $663,000 or 6.1% was primarily due to an increase in the average balance of investment securities. The increase in the average balance of investment securities was due to additional purchases of investment securities. Such increase was partially offset by a decline in the average yield earned on loans due primarily to the origination of loans at market interest rates which are currently lower than the average yield of the Bank's loan portfolio.

       INTEREST EXPENSE. Interest expense increased $314,000 or 4.9% to $6.7 million for the three months ended June 30, 1999 compared to $6.4 million for the same period in 1998. Such increase was primarily due to an increase in the average balance of deposits as well as an increase in the average balance of FHLB of Dallas advances. Such increase was offset by a decline in the average rate paid for deposits.

       NONINTEREST INCOME. Noninterest income increased $75,000 or 17.1% to $513,000 for the three months ended June 30, 1999 compared to $438,000 for the three months ended June 30, 1998. Deposit fee income increased $17,000 or 7.7% between the 1998 and 1999 three month periods. For the three months ended June 30, 1999, net income from operations of real estate owned of $16,000 was recognized compared to none for the 1998 comparable period. Gain on the sale of mortgage loans in the secondary mortgage market increased $12,000 from $62,000 to $74,000 for the three month comparable periods.

       NONINTEREST EXPENSE. Noninterest expenses increased $371,000 or 13.9% between the 1998 and 1999 three month periods. Such increase was due primarily to an increase in the provision for loss on real estate owned. Provision for loss on real estate owned amounted to $310,000 compared to $7,000 for the three month periods ended June 30, 1999 and 1998, respectively. Such increase was a result of the write-down of a commercial real estate property as previously mentioned under the caption "Financial Condition."

       INCOME TAXES. Income taxes amounted to $727,000 and $784,000 for the three months ended June 30, 1999 and 1998, respectively, resulting in effective tax rates of 31.5% and 34.9%, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

       GENERAL. The Corporation reported net income of $3.1 million during the six months ended June 30, 1999 compared to $2.9 million for the same period in 1998. The increase of $218,000 or 7.6% in net income in the 1999 period compared to the same period in 1998 was due to an increase in net interest income which was partially offset by an increase in noninterest expenses. Net interest income increased by $576,000 or 6.4% from $8.9 million to $9.5 million for the six month periods ended June 30, 1998 and 1999, respectively. The Corporation's net interest margin and interest rate spread was 3.15% and 2.62%, respectively, for the six months ended June 30, 1999 compared to 3.25% and 2.56%, respectively, for the same period in 1998.

       INTEREST INCOME. Interest income amounted to $22.9 million for the six months ended June 30, 1999 compared to $21.5 million for the same period in 1998. The increase of $1.4 million or 6.3% was primarily due to an increase in the average balance of investment securities. The increase in the average balance of investment securities was due to additional purchases of investment securities. In addition, the average balance of other interest earning assets, primarily overnight funds, increased during the comparable periods. Such increase was partially offset by a decline in the average yield earned on loans receivable due primarily to the origination of loans at market interest rates which are currently lower than the average yield of the Bank's loan portfolio.

       INTEREST EXPENSE. Interest expense increased $782,000 or 6.2% to $13.3 million for the six months ended June 30, 1999 compared to $12.6 million for the same period in 1998. Such increase was primarily due to an increase in the average balance of deposits as well as an increase in the average balance of FHLB of Dallas advances. Such increase was offset by a decline in the average rate paid for deposits.

       NONINTEREST INCOME. Noninterest income increased $10,000 or 1.1% to $906,000 for the six months ended June 30, 1999 compared to $896,000 for the same period in 1998. Deposit fee income increased $39,000 or 9.3% between the 1998 and 1999 six month periods. The increase in noninterest income for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 was also due to an increase of $44,000 from $103,000 to $147,000 in gain on the sale of mortgage loans in the secondary market. These increases were partially offset by a net loss from operations of real estate owned of $43,000 during the six months ended June 30, 1999 compared to net income of $77,000 for the same period in 1998.

       NONINTEREST EXPENSE. Noninterest expenses increased $437,000 or 8.2% between the 1998 and 1999 six month periods. The increase was primarily due to increases in the provision for loss on real estate owned and salaries and employee benefits. Provision for loss on real estate owned amounted to $312,000 compared to $7,000 for the six month periods ended June 30, 1999 and 1998, respectively. Such increase was a result of the write-down of a Commercial real estate property as previously mentioned in the discussion under the caption "Financial Condition." Salaries and employee benefits increased by $159,000 or 4.8% from $3.3 million to $3.5 million for the six month periods ended June 30, 1998 and 1999, respectively. Salaries and employee benefits increased due to normal salary and merit increases as well as an increase in personnel resulting from expansion of the Bank's operations. The recognition of costs related to the release of unallocated shares from the ESOP ("Employee Stock Ownership Plan") decreased by $178,000 from $501,000 to $323,000 for the six month periods ended June 30, 1998 and 1999, respectively, due to the decrease in the Corporation's stock price. Compensation expenses associated with the ESOP are based on the number of shares released from the ESOP Trust and the current period average price of the Corporation's common stock.

       INCOME TAXES. Income taxes amounted to $1.5 million and $1.6 million for the six months ended June 30, 1999 and June 30, 1998, respectively, resulting in effective tax rates of 33.0% and 35.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Corporation's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization, maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Corporation invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Corporation has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At June 30, 1999, the Bank had outstanding advances from the FHLB of Dallas in the amount of $53.0 million. Such advances were used in the Bank's normal operations and investing activities.

       As of June 30, 1999, the Bank's regulatory capital was in excess of all applicable regulatory capital adequacy requirements. At June 30, 1999, the Bank's tangible, core and risk-based capital ratios amounted to 11.7%, 11.7% and 22.6%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

       The Federal Financial Institutions Examination Council ("FFIEC"), through bank regulatory agencies including the OTS and the FDIC, issued mandatory guidelines requiring all financial institutions to develop and implement plans for addressing Year 2000 issues as they relate to the operations of financial institutions. The Bank developed a Year 2000 Project plan, required by these guidelines, that is intended to ensure that its computer systems and software will function properly with respect to dates in the Year 2000 and thereafter. The Year 2000 Project consists of various phases including an awareness phase, assessment phase, renovation phase, testing phase and implementation phase. In the assessment phase, hardware, software, third-party vendors, customers, and non-technological systems that could be affected by the century rollover were identified. In this assessment, various systems were identified as mission-critical. The primary focus of the renovation and testing phases was on these mission-critical systems. The testing phase for mission-critical systems has been successfully completed.

       The majority of the Bank's data processing is performed by a third party service bureau. Processing by the servicer includes account processing for all deposit and loan accounts. The servicer has completed the remediation of its host deposit and loan systems. The Bank has completed testing of the servicer's system. Dates tested on the servicer's system included the century date rollover from December 31, 1999 through January 3, 2000, leap year 2000, year-end 2000 and 2001 rollover. This testing was performed by Bank personnel.

       The Bank utilizes various third party software systems that interface with the servicer's system that are deemed to be mission-critical. These systems have been upgraded or replaced for Year 2000 as well as upgraded to a Windows operating system. The wide area network installation to support the Windows operating environment has been completed. These systems were successfully tested for Year 2000 compliance.

       The majority of the Bank's computer equipment was replaced to upgrade to a Windows operating environment. This scheduled plan to upgrade provided for Year 2000 compliant hardware as well. The majority of the software and hardware replaced was fully depreciated. Therefore, the Bank did not accelerate the replacement due to Year 2000 issues and all costs associated with the replacement of systems were considered costs incurred in the ordinary course of business. To date the Bank has committed approximately $20,000 in costs directly related to Year 2000. These costs were primarily related to customer communications regarding the century date rollover and services to support business continuity and customer assurance needs during century date rollover. Any additional costs related to Year 2000 are not expected to be material to the on-going operating costs of the Corporation.

       The failure to correct a Year 2000 problem of a mission-critical system could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Corporation's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of third-party suppliers, including power companies and telephone companies, the Corporation is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Corporation's result of operations, liquidity or financial condition. The Bank's Year 2000 Project is anticipated to significantly reduce the uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of the Bank's data processing servicer. The Corporation believes that, based on the data processing servicer's Year 2000 efforts, the Bank's testing of the servicer's system, and the completion of the Year 2000 Project by the Bank, the likelihood of significant interruptions of normal operations should be reduced. However, a "worst case scenario" would be one in which the servicer's system was not available for an extended period of time. Non-availability of the servicer's system would most likely be the result of a power or telecommunications failure. In this "worst case scenario" the Bank could experience material disruptions in its ability to process customer accounts and otherwise conduct its business.

       Contingency plans for Year 2000 issues relating to mission-critical systems have been developed by the Bank. The Bank has a business resumption recovery plan that addresses various contingencies within the Bank including the servicer's computer system being inoperable as well as other mission-critical systems. Contingency planning for a "worst case scenario", such as a power failure, has been addressed as well. Due to the possibility of a power outage occurring at any given time, even outages unrelated to Year 2000, the Bank has installed a generator powered by natural gas at the corporate office of the Bank to provide power to mission critical network equipment. Contingency planning for Year 2000 is a dynamic process due to changes taking place. As additional information becomes available regarding Year 2000 issues, contingency plans for Year 2000 will be revised as circumstances dictate.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           On April 21, 1999, the Corporation held an annual meeting of stockholders for the following purposes:

              (1)    To elect two directors for a term of three years; and

              (2) To ratify the appointment by the Board of Directors of Deloitte and Touche LLP as the Corporation's independent auditors for the year ending December 31, 1999.

           The results of the voting are set forth below:

              Proposal One (Election of Directors):

                                                                        AGAINST/
                         NAME                          FOR              WITHHELD

                      David Heuer                   3,943,892            26,323
                      W. Floyd Smith                3,945,292            24,923

              Proposal Two (Ratification of Auditors):

                        FOR                        AGAINST               ABSTAIN

                     3,940,095                      1,503                28,617

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

                                      FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: August 12, 1999                   By: /s/Larry J. Brandt
                                            ------------------
                                            Larry J. Brandt
                                            President

Date: August 12, 1999                   By: /s/Tommy W. Richardson
                                            ----------------------
                                            Tommy W. Richardson
                                            Chief Financial Officer