Form 10-Q
period 1999-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 1999-11-12
CIK 1006424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1999

                                       OR

           [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from             to
                                                    ------------    ----------

                         Commission File Number 0-28312

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
             (Exact name of registrant as specified in its charter)

                      Texas                                                                71-0785261
--------------------------------------------------------------                          ----------------
(State or other jurisdiction of incorporation or organization)                          (I.R.S. Employer
                                                                                      Identification Number)


           200 West Stephenson
           Harrison, Arkansas                                                              72601
 ---------------------------------------                                                 ----------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 9, 1999, there were issued and outstanding 4,126,962 shares of the Registrant's Common Stock, par value $.01 per share.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I.     FINANCIAL INFORMATION
-------     ---------------------


Item 1.     Consolidated Financial Statements

            Consolidated Statements of Financial Condition
            As of September 30, 1999 (unaudited) and December 31, 1998                                           1

            Consolidated Statements of Income and Comprehensive Income
            for the three and nine months ended September 30, 1999
            (unaudited) and 1998 (unaudited)                                                                     2

            Consolidated Statement of Stockholders' Equity for the nine
            months ended September 30, 1999 (unaudited)                                                          3

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1999 (unaudited) and 1998 (unaudited)                                            4

            Notes to Unaudited Consolidated Financial Statements                                                 6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                                9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                          15


PART II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings                                                                                   16
Item 2.     Changes in Securities and Use of Proceeds                                                           16
Item 3.     Defaults Upon Senior Securities                                                                     16
Item 4.     Submission of Matters to a Vote of Security Holders                                                 16
Item 5.     Other Information                                                                                   16
Item 6.     Exhibits and Reports on Form 8-K                                                                    16

SIGNATURES                                                                                                      17

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)



                                                                                 September 30,                   December 31,
                                                                                      1999                          1998
ASSETS                                                                            (Unaudited)
                                                                               ------------------              ---------------
Cash and cash equivalents                                                          $   9,769                      $  26,163
Investment securities - held to maturity                                             181,676                        127,175
Federal Home Loan Bank stock                                                           4,073                          3,912
Loans receivable, net of allowance                                                   456,633                        442,486
Accrued interest receivable                                                            5,178                          4,755
Real estate acquired in settlement of loans, net                                       4,207                          4,270
Office properties and equipment, net                                                   6,847                          6,055
Prepaid expenses and other assets                                                        530                            239
                                                                                   ---------                      ---------
     TOTAL ASSETS                                                                  $ 668,913                      $ 615,055
                                                                                   =========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                           $ 509,286                      $ 481,093
Federal Home Loan Bank advances                                                       75,976                         48,985
Advance payments by borrowers for
 taxes and insurance                                                                     767                          1,006
Other liabilities                                                                      2,682                          1,990
                                                                                   ---------                      ---------
     Total liabilities                                                               588,711                        533,074
                                                                                   ---------                      ---------

MINORITY INTEREST                                                                        933                            958
                                                                                   ---------                      ---------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 5,153,751 shares issued, 4,157,962 and 4,512,760 shares outstanding at September 30, 1999
  and December 31, 1998, respectively                                                     52                             52
Additional paid-in capital                                                            50,721                         50,487
Employee stock benefit plans                                                          (4,159)                        (5,037)
Retained earnings-substantially restricted                                            51,396                         47,678
                                                                                   ---------                      ---------
                                                                                      98,010                         93,180
Treasury stock, at cost, 995,789 and
   640,991 shares at September 30, 1999 and
   December 31, 1998, respectively                                                   (18,741)                       (12,157)
                                                                                   ---------                      ---------
     Total stockholders' equity                                                       79,269                         81,023
                                                                                   ---------                      ---------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                        $ 668,913                      $ 615,055
                                                                                   =========                      =========

See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except earnings per share)
                                   (Unaudited)


                                              Three Months Ended                      Nine Months Ended
                                                September 30,                           September 30,
                                         --------------------------           -----------------------------

                                           1999             1998                 1999                1998
                                         ---------       ----------           ----------          ---------
INTEREST INCOME:
  Loans receivable                        $ 8,896          $ 9,010             $26,478             $26,771
  Investment securities                     3,006            2,011               7,884               5,656
  Other                                        32               31                 422                 117
                                          -------          -------             -------             -------
      Total interest income                11,934           11,052              34,784              32,544
                                          -------          -------             -------             -------

INTEREST EXPENSE:
  Deposits                                  6,210            6,081              18,282              18,011
  Other borrowings                            853              464               2,117               1,087
                                          -------          -------             -------             -------
      Total interest expense                7,063            6,545              20,399              19,098
                                          -------          -------             -------             -------
NET INTEREST INCOME                         4,871            4,507              14,385              13,446
PROVISION FOR LOAN LOSSES                      --               --                  20                  25
                                          -------          -------             -------             -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                  4,871            4,507              14,365              13,421
                                          -------          -------             -------             -------

NONINTEREST INCOME:
  Deposit fee income                          259              237                 718                 657
  Other                                       163              277                 611                 752
                                          -------          -------             -------             -------
      Total noninterest income                422              514               1,329               1,409
                                          -------          -------             -------             -------

NONINTEREST EXPENSES:
  Salaries and employee benefits            1,768            1,603               5,241               4,917
  Net occupancy expense                       228              226                 664                 650
  Federal insurance premiums                   71               70                 211                 209
  Provision for real estate losses             --                8                 312                  14
  Data processing                             228              207                 644                 653
  Postage and supplies                        102               90                 317                 299
  Other                                       408              379               1,187               1,174
                                          -------          -------             -------             -------
      Total noninterest expenses            2,805            2,583               8,576               7,916
                                          -------          -------             -------             -------

INCOME BEFORE INCOME TAXES                  2,488            2,438               7,118               6,914
INCOME TAX PROVISION                          837              861               2,367               2,455
                                          -------          -------             -------             -------
NET INCOME AND COMPREHENSIVE INCOME       $ 1,651          $ 1,577             $ 4,751             $ 4,459
                                          =======          =======             =======             =======

EARNINGS PER SHARE:
  Basic                                   $  0.42          $  0.35             $  1.17             $  0.99
                                          =======          =======             =======             =======
  Diluted                                 $  0.42          $  0.35             $  1.17             $  0.96
                                          =======          =======             =======             =======

Cash Dividends Declared                   $  0.08          $  0.07             $  0.24             $  0.21
                                          =======          =======             =======             =======


See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (In Thousands)
                                   (Unaudited)




                                                                        Employee
                                                      Additional          Stock
                                       Common           Paid-In          Benefit      Retained          Treasury
                                        Stock           Capital           Plans       Earnings            Stock           Total
                                        -----           -------           -----       --------            -----           -----

Balance, December 31, 1998                 $52          $50,487         $(5,037)       $47,678         $(12,157)         $81,023

Net income                                                                               4,751                             4,751

Release of ESOP shares                                      234              312                                             546

Stock compensation expense                                                   566                                             566

Purchase of treasury stock, at                                                                           (6,584)         (6,584)
cost

Dividends paid                                                                          (1,033)                          (1,033)
                                        ------       ----------      -----------      ---------      -----------        --------

Balance, September 30, 1999               $ 52          $50,721         $(4,159)       $51,396         $(18,741)         $79,269
                                           ===           ======          ======         ======          =======           ======

            See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                          Nine Months Ended September 30,
                                                      --------------------------------------
                                                           1999                    1998
                                                      --------------         ---------------

OPERATING ACTIVITIES:
 Net income                                             $  4,751               $  4,459
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                                   20                     25
  Provision for real estate losses                           312                     14
  Deferred tax provision (benefit)                          (180)                   285
  Gain on sale of real estate owned                           (3)                    (3)
  Loss on sale of real estate owned                            9                     61
  Gain on sale of mortgage loans
   originated to sell                                       (177)                  (168)
  Depreciation                                               393                    379
  Real estate owned depreciation                              96                     83
  Accretion of deferred loan fees, net                      (600)                  (598)
  Release of ESOP shares                                     546                    778
  Stock compensation expense                                 566                    565
  Other                                                      (56)                    12
  Changes in operating assets & liabilities:
     Accrued interest receivable                            (423)                  (360)
     Prepaid expenses & other assets                        (291)                  (151)
     Other liabilities                                       873                    479
                                                        --------               --------
       Net cash provided by operating activities           5,836                  5,860
                                                        --------               --------

INVESTING ACTIVITIES:
  Purchases of investment securities-held to
   maturity                                              (83,102)               (86,716)
  Proceeds from maturities of investment
   securities-held to maturity                            28,432                 53,859
  Loan originations, net of repayments                   (28,220)               (27,958)
  Proceeds from sales of mortgage loans
   originated to sell                                     14,360                 13,311
  Proceeds from sales of real estate owned                   157                    359
  Purchases of office properties and equipment            (1,185)                  (443)
                                                        --------               --------
     Net cash used by investing activities               (69,558)               (47,588)
                                                        --------               --------

                                                                     (Continued)

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                          Nine Months Ended September 30,
                                                       ------------------------------------
                                                          1999                    1998
                                                       -------------          -------------
FINANCING ACTIVITIES:
  Net increase in deposits                                 28,193                 15,344
  Advances from FHLB                                       68,650                113,700
  Repayment of advances from FHLB                         (41,659)               (78,184)
  Net decrease in advance payments
     by borrowers for taxes & insurance                      (239)                   (48)
  Purchase of treasury stock                               (6,584)                (5,220)
  Common stock acquired for employee stock
     benefit plan                                              --                 (1,817)
  Dividends paid                                           (1,033)                (1,014)
                                                        ---------              ---------
     Net cash provided by financing activities             47,328                 42,761
                                                        ---------              ---------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                          (16,394)                 1,033
CASH AND CASH EQUIVALENTS:
  Beginning of period                                      26,163                  6,627
                                                        ---------              ---------
  End of period                                         $   9,769              $   7,660
                                                        =========              =========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                            $  20,228              $  18,933
                                                        =========              =========
    Income taxes                                        $   2,574              $   2,044
                                                        =========              =========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
   Real estate acquired in settlement of loans          $     644              $   3,679
                                                        =========              =========
   Loans to facilitate sales of real estate owned       $     174              $     121
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

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, contained in the Corporation's 1998 Annual Report to Stockholders.

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

In October 1998, the FASB issued Statement No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("SFAS 134"). This statement amends SFAS 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. The adoption of SFAS No. 134 did not have a material effect on the Corporation's financial position or results of operations.

NOTE 4 - EARNINGS PER SHARE

The weighted average number of common shares used to calculate earnings per share for the three and nine months ended September 30, 1999 and 1998 were as follows:


                                           Three months ended                       Nine months ended
                                              September 30,                           September 30,
                                       -----------------------------           -----------------------------
                                          1999                1998                1999                1998
                                       ---------           ---------           ---------           ---------
Basic weighted - average shares        3,938,312           4,465,271           4,058,077           4,526,007
Effect of dilutive securities                 --              62,085                  --             112,726
                                       ---------           ---------           ---------           ---------
Diluted weighted - average shares      3,938,312           4,527,356           4,058,077           4,638,733

NOTE 5 - DECLARATION OF DIVIDENDS

At their meeting on August 24, 1999, the Board of Directors declared an $.08 (eight cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on September 23, 1999 to the stockholders of record at the close of business on September 9, 1999.

NOTE 6 - INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):



                                           September 30, 1999
                                       ----------------------------
                                       Amortized             Fair
HELD TO MATURITY                         Cost               Value
                                       --------            --------
 U. S. Government and
   Agency obligations                  $181,658            $172,638

 Mortgage-backed securities
   -FHLMC                                    18                  17
                                       --------            --------
    Total                              $181,676            $172,655
                                       ========            ========

NOTE 7 - LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):


                                                                                                   September 30, 1999
                                                                                                -------------------------
First mortgage loans:
 One- to four- family residences                                                                         $366,695
 Other properties                                                                                          29,207
 Construction                                                                                              26,058
 Less:
  Unearned discounts                                                                                         (248)
  Undisbursed loan funds                                                                                  (10,915)
  Deferred loan fees, net                                                                                  (2,999)
                                                                                                        ---------
   Total first mortgage loans                                                                             407,798
                                                                                                        ---------
Consumer and other loans:
 Commercial                                                                                                13,120
 Automobile                                                                                                13,062
 Consumer                                                                                                   4,593
 Home equity and second mortgage                                                                           14,586
 Savings                                                                                                    1,689
 Other                                                                                                      2,359
 Add deferred loan costs                                                                                      192
                                                                                                       ----------
    Total consumer and other loans                                                                         49,601
                                                                                                       ----------
Allowance for loan losses                                                                                    (766)
                                                                                                       ----------
    Loans receivable, net                                                                                $456,633
                                                                                                       ==========

Non-accrual loans at September 30, 1999 were $1.2 million. All loans 90 days or more past due or exhibiting characteristics indicating that it is unlikely that interest will be collected are recorded as non-accrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):


Balance at December 31, 1998                                                                                $ 771
 Provisions for estimated losses                                                                               20
 Recoveries                                                                                                    22
 Losses charged off                                                                                           (47)
                                                                                                            -----
Balance at September 30, 1999                                                                               $ 766
                                                                                                            =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

           At September 30, 1999, the Corporation's assets amounted to $668.9 million as compared to $615.1 million at December 31, 1998. At September 30, 1999 compared to December 31, 1998, investment securities-held to maturity increased $54.5 million or 42.9%, net loans receivable increased $14.1 million or 3.2%, and office properties and equipment increased $792,000 or 13.1%. Such increases in assets were partially offset by a $16.4 million decrease in cash and cash equivalents. Loan originations for the nine month period ended September 30, 1999 consisted of $78.6 million in one- to four- family residential loans, $1.8 million in multi-family residential loans, $15.5 million in commercial loans, $24.7 million in construction loans and $24.5 million in consumer installment loans, of which $8.6 million consisted of home equity loans and $9.1 million consisted of automobile loans. At September 30, 1999, the Bank had outstanding loan commitments of $3.6 million, unused lines of credit of $6.3 million, and the undisbursed portion of construction loans of $10.9 million. The increase in office properties and equipment was primarily due to branch expansion and the replacement of computer equipment. Liabilities increased $55.6 million or 10.4% to $588.7 million at September 30, 1999 compared to $533.1 million at December 31, 1998. The increase in liabilities was primarily due to an increase of $28.2 million or 5.9% in deposits and an increase of $27.0 million or 55.1% in FHLB of Dallas advances. The increases in deposits and FHLB of Dallas advances were used to purchase additional investment securities and to fund the increase in net loans receivable. Stockholders' equity amounted to $79.3 million or 11.9% of total assets at September 30, 1999 compared to $81.0 million or 13.2% of total assets at December 31, 1998. The decrease in stockholders' equity was primarily due to the purchase of treasury stock totaling $6.6 million and to a lesser extent due to the payment of cash dividends aggregating $1.0 million. Such decrease during the nine months ended September 30, 1999 was partially offset by net income of $4.8 million due to continued profitable operations.

           Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $5.4 million or .81% of total assets at September 30, 1999, compared to $5.8 million or .94% of total assets at December 31, 1998. The majority ownership of a partnership, which owns and operates a commercial real estate property that was acquired in the settlement of a loan, was consolidated with the Bank's financial position and operations during the quarter ended September 30, 1998. Such property had a carrying value at September 30, 1999 of $3.6 million. A contract to sell this property was finalized in June 1999. As a result of this agreement, the property was written down by a charge against the 1999 second quarter and year-to-date income of $310,000 with an after-tax effect of approximately $205,000. The contract to sell has been extended to November 15th for the buyer to obtain financing during which time the buyer may rescind the offer. The terms of the contract extension include closing the transaction by the end of the year. If this contract to sell is rescinded, the property will be re-appraised in the fourth quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

           GENERAL. The Corporation reported net income of $1.7 million during the three months ended September 30, 1999 compared to net income of $1.6 million for the same period in 1998. The increase of $74,000 in net income in the 1999 period compared to the same period in 1998 was primarily due to an increase in net interest income which was partially offset by an increase in noninterest expense. Net interest income rose from $4.5 million for the three months ended September 30, 1998 to $4.9 million for the same period in 1999. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread and net interest margin was 2.60% and 3.09%, respectively, for the 1999 three month period compared to 2.54% and 3.18%, respectively, for the 1998 three month period. The ratio of interest-earning assets to interest-bearing liabilities was 110.8% for the 1999 three month period compared to 114.0% for the 1998 three month period. These and other significant fluctuations in operations are discussed below.

           INTEREST INCOME. Interest income amounted to $11.9 million for the three months ended September 30, 1999 compared to $11.0 million for the same period in 1998. The increase of $882,000 or 8.0% was primarily due to an increase in the average balance of investment securities as a result of additional purchases of investment securities. Such increase was partially offset by a decline in the average yield earned on loans due primarily to the origination of loans at market rates which are currently lower than the average yield of the Bank's loan portfolio.

           INTEREST EXPENSE. Interest expense increased $518,000 or 7.9% to $7.1 million for the three months ended September 30, 1999 compared to $6.5 million for the same period in 1998. Such increase was primarily due to an increase in the average balance of deposits as well as an increase in the average balance of FHLB of Dallas advances. Such increases were offset by a decrease in the average rate paid on deposit accounts.

           NONINTEREST INCOME. Noninterest income amounted to $422,000 for the three months ended September 30, 1999 compared to $514,000 for the same period in 1998. For the three months ended September 30, 1999, the net loss from operations of real estate owned was $34,000 compared to net income of $35,000 for the same period in 1998. Such decrease in the three month comparable periods was also due to a decrease of $36,000 from $64,000 to $28,000 in gain on the sale of mortgage loans in the secondary mortgage market. Deposit fee income increased $22,000 or 9.4% between the 1999 and 1998 three month periods ended September 30.

           NONINTEREST EXPENSE. Noninterest expenses increased $222,000 or 8.6% between the 1999 and 1998 three month periods ended September 30. Such increase in the 1999 three month period was primarily due to an increase of $165,000 in salaries and employee benefits resulting from normal salary and merit increases as well as an increase in personnel.

           INCOME TAXES. Income taxes amounted to $837,000 and $861,000 for the three months ended September 30, 1999 and 1998, respectively, resulting in effective tax rates of 33.6% and 35.3%, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

           GENERAL. The Corporation reported net income of $4.8 million during the nine months ended September 30, 1999 compared to $4.5 million for the same period in 1998. The increase of $292,000 or 6.5% in net income in the 1999 period compared to the same period in 1998 was due to an increase in net interest income which was partially offset by an increase in noninterest expenses. Net interest income increased by $939,000 or 7.0% from $13.4 million to $14.4 million for the nine month periods ended September 30, 1998 and 1999, respectively. The Corporation's interest rate spread and net interest margin was 2.62% and 3.13%, respectively, for the 1999 nine month period compared to 2.55% and 3.22%, respectively, for the 1998 nine month period.

           INTEREST INCOME. Interest income amounted to $34.8 million for the nine months ended September 30, 1999 compared to $32.5 million for the same period in 1998. The increase of $2.2 million or 6.9% was primarily due to an increase in the average balance of investment securities. The increase in the average balance of investment securities was due to additional purchases of investment securities. In addition, the average balance of other interest earning assets, primarily overnight funds, increased during the comparable periods. Such increase was partially offset by a decline in the average yield earned on loans receivable due primarily to the origination of loans at market interest rates which are currently lower than the average yield of the Bank's loan portfolio.

           INTEREST EXPENSE. Interest expense increased $1.3 million or 6.8% to $20.4 million for the nine months ended September 30, 1999 compared to $19.1 million for the same period in 1998. Such increase was primarily due to an increase in the average balance of deposits as well as an increase in the average balance of FHLB of Dallas advances. Such increase was offset by a decline in the average rate paid for deposits.

           NONINTEREST INCOME. Noninterest income amounted to $1.3 million for the nine months ended September 30, 1999 compared to $1.4 million for the same period in 1998. For the nine months ended September 30, 1999, the net loss from operations of real estate owned was $77,000 compared to net income of $112,000 for the same period in 1998. Deposit fee income increased $61,000 or 9.3% between the 1999 and 1998 nine month periods ended September 30.

           NONINTEREST EXPENSE. Noninterest expenses increased $660,000 or 8.3% between the 1998 and 1999 nine month periods. The increase was primarily due to increases in the provision for loss on real estate owned and salaries and employee benefits. Provision for loss on real estate owned amounted to $312,000 compared to $14,000 for the nine month periods ended September 30, 1999 and 1998, respectively. Such increase was a result of the write-down of a commercial real estate property as previously mentioned under the caption "Financial Condition". Salaries and employee benefits increased by $324,000 or 6.6% from $4.9 million to $5.2 million for the nine month periods ended September 30, 1998 and 1999, respectively. Salaries and employee benefits increased due to normal salary and merit increases as well as an increase in personnel resulting from expansion of the

Bank's operations. The recognition of costs related to the release of unallocated shares from the ESOP decreased by $222,000 from $706,000 to $484,000 for the nine month periods ended September 30, 1998 and 1999, respectively, due to the decrease in the Corporation's stock price. Compensation expenses associated with the ESOP are based on the number of shares released from the ESOP Trust and the current period average price of the Corporation's common stock.

           INCOME TAXES. Income taxes amounted to $2.4 million and $2.5 million for the nine months ended September 30, 1999 and September 30, 1998, respectively, resulting in effective tax rates of 33.3% and 35.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

           The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Corporation's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization, maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Corporation invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Corporation has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At September 30, 1999, the Bank had outstanding advances from the FHLB of Dallas in the amount of $76.0 million. Such advances were used in the Bank's normal operations and investing activities.

           As of September 30, 1999, the Bank's regulatory capital was in excess of all applicable regulatory capital adequacy requirements. At September 30, 1999, the Bank's tangible, core and risk-based capital ratios amounted to 11.4%, 11.4% and 22.0%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

           The majority of the Bank's computer equipment was replaced to upgrade to a Windows operating environment. This scheduled plan to upgrade provided for Year 2000 compliant hardware as well. The majority of the software and hardware replaced was fully depreciated. Therefore, the Bank did not accelerate the replacement due to Year 2000 issues and all costs associated with the replacement of systems were considered costs incurred in the ordinary course of business. To date the Bank has committed approximately $25,000 in costs directly related to Year 2000. These costs were primarily related to customer communications regarding the century date rollover and services to support business continuity and customer assurance needs during century date rollover. Any additional costs related to Year 2000 are not expected to be material to the on-going operating costs of the Corporation.

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



                                     FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



Date: November 15, 1999                   By: /s/Larry J. Brandt
                                              -------------------------------
                                               Larry J. Brandt
                                               President



Date: November 15, 1999
                                          By: /s/Tommy W. Richardson
                                              -------------------------------
                                               Tommy W. Richardson
                                               Chief Financial Officer