Form 10-K405
period 1999-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2000-03-30
CIK 1006424

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-28312
                                               -------

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           TEXAS                                              71-0785261
----------------------------------                  ----------------------------
(State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                       Identification Number)


  200 WEST STEPHENSON
   HARRISON, ARKANSAS                                             72601
----------------------------------                  ----------------------------
      (Address)                                                 (Zip Code)

       Registrant's telephone number, including area code: (870) 741-7641

           Securities registered pursuant to Section 12(b)of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
             ------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 22, 2000, the aggregate value of the 3,551,231 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 354,243 shares held by all directors and officers of the Registrant as a group, was approximately $54.2 million. This figure is based on the last sales price of $15.25 per share of the Registrant's Common Stock on March 22, 2000.

Number of shares of Common Stock outstanding as of  March 22, 2000: 3,905,474

                       DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I.

ITEM 1.  BUSINESS

GENERAL

    FIRST FEDERAL BANCSHARES OF ARKANSAS, INC. First Federal Bancshares of Arkansas, Inc. (the "Company") is a Texas corporation organized in January 1996 by First Federal Bank of Arkansas, FA ("First Federal" or the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP"), and the portion of the net proceeds retained by the Company in connection with the Bank's conversion to stock form and the concurrent offering of the Company's common stock (the "Conversion"). The business and management of the Company consists of the business and management of the Bank. The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future. At December 31, 1999, the Company had $680.7 million in total assets, $507.9 million in total deposits and $78.8 million in stockholders' equity.

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

LENDING ACTIVITIES

    GENERAL. At December 31, 1999, the Bank's total portfolio of loans receivable ("total loan portfolio"), amounted to $474.2 million or 69.7% of the Company's $680.7 million of total assets at such time. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans collateralized by single-family (one- to four-family) residential property. Consistent with such approach, $368.6 million or 77.73% of the Bank's total loan portfolio consisted of one- to four-family residential loans at December 31, 1999. To a significantly lesser extent, the Bank also originates multi-family residential loans, commercial real estate loans, construction loans, commercial loans and consumer loans. At December 31, 1999, such loan categories amounted to $2.8 million, $26.0 million, $25.8 million, $14.2 million and $36.8 million, respectively, or .59%, 5.49%, 5.44%, 2.99% and 7.76% of the total loan portfolio, respectively. The Bank currently does not offer loans which are insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Office of Veterans Affairs ("VA").

LOAN COMPOSITION. The following table sets forth certain data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.



                                                                   December 31,
                                   ----------------------------------------------------------------------------
                                                  1999                                  1998
                                   ------------------------------------      ----------------------------------
                                                             Percentage                           Percentage
                                      Amount                  of Loans            Amount           of Loans
                                    ----------               ----------         ----------        -----------
                                                                   (Dollars in Thousands)

Real estate loans:
 Single-family residential           $ 368,589                 77.73%            $ 370,211          81.66%
 Multi-family residential                2,812                   .59                 1,540            .34
 Commercial real estate                 26,018                  5.49                23,196           5.12
 Construction                           25,797                  5.44                18,226           4.02
                                    ----------               ----------         ----------        -------
   Total real estate loans             423,216                 89.25               413,173          91.14
                                    ----------               ----------         ----------        -------
Commercial loans                        14,171                  2.99                 8,437           1.86
                                    ----------               ----------         ----------        -------
Consumer loans:
 Home equity and second
  mortgage loans                        15,009                  3.17                13,308           2.94
 Automobile                             13,205                  2.78                10,693           2.36
 Other                                   8,577                  1.81                 7,712           1.70
                                    ----------               ----------         ----------        -------
   Total consumer loans                 36,791                  7.76                31,713           7.00
                                    ----------               ----------         ----------        -------
    Total loans receivable             474,178                100.00%              453,323         100.00%
                                    ----------               ==========         ----------        =======
Less:
 Undisbursed loan funds                (10,437)                                     (6,770)
 Unearned discounts and net
  deferred loan fees                    (3,011)                                     (3,296)
 Allowance for loan losses                (752)                                       (771)
                                    ----------                                  ----------
   Total loans receivable, net       $ 459,978                                   $ 442,486
                                     =========                                   =========




                                                                            December 31,
                                  ------------------------------------------------------------------------------------------------
                                              1997                             1996                               1995
                                  ------------------------------       -------------------------      ----------------------------
                                                     Percentage                       Percentage                        Percentage
                                      Amount         of Loans           Amount         of Loans           Amount         of Loans
                                  ----------         ----------        ---------      ----------        ---------       ----------
                                                                       (Dollars in Thousands)
Real estate loans:
 Single-family residential         $ 370,955           83.18%          $ 338,349       82.36%           $ 287,872          82.54%
 Multi-family residential              1,303             .29               1,555         .38                1,060            .30
 Commercial real estate               18,593            4.17              19,136        4.66               19,723           5.66
 Construction                         20,753            4.66              20,053        4.88               11,603           3.33
                                  ----------         ----------        ---------      ----------        ---------       ----------
   Total real estate loans           411,604           92.30             379,093       92.28              320,258          91.83
                                  ----------         ----------        ---------      ----------        ---------       ----------
Commercial loans                       5,649            1.27               4,348        1.06                4,014           1.15
                                  ----------         ----------        ---------      ----------        ---------       ----------

Consumer loans:
 Home equity and second
  mortgage loans                      13,023            2.92              12,549        3.06               10,466           3.00
 Automobile                            8,307            1.86               7,556        1.84                6,993           2.01
 Other                                 7,372            1.65               7,244        1.76                7,021           2.01
                                  ----------         ----------        ---------      ----------        ---------       ----------
   Total consumer loans               28,702            6.43              27,349        6.66               24,480           7.02
                                  ----------         ----------        ---------      ----------        ---------       ----------


    Total loans receivable           445,955          100.00%            410,790      100.00%             348,752         100.00%
                                     -------          ======             -------      ======              -------         ======

Less:

 Undisbursed loan funds               (7,305)                             (8,670)                         (4,298)
 Unearned discounts and net
  deferred loan fees                  (3,512)                             (4,361)                         (3,721)
 Allowance for loan losses            (1,196)                             (1,251)                         (1,228)
                                      ------                              ------                          ------
   Total loans receivable, net     $ 433,942                           $ 396,508                       $ 339,505
                                   =========                           =========                       =========


    LOAN MATURITY AND INTEREST RATES. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.


                                                              After Three     After Five      After Ten
                                                One Year         Years          Years           Years         Beyond
                                  Within         Through         Through      Through Ten       Through        Twenty
                                 One Year      Three Years     Five Years        Years       Twenty Years       Years         Total
                                -----------    ------------    -----------    -----------    ------------    ----------    ---------
                                                                        (In Thousands)

Real estate loans:
 Single-family residential       $   487         $ 1,034        $ 3,108         $44,540        $141,696      $177,724       $368,589
 Multi-family residential            156              --             --             229           2,427            --          2,812
 Commercial real estate              881           1,474         11,002           3,298           9,363            --         26,018
 Construction                      3,265              --            192           2,830           5,757        13,753         25,797
Commercial loans                      29           8,337          1,667           3,265             873            --         14,171
Consumer loans                       151          14,082         12,546           9,372             640            --         36,791
                                  ------          ------         ------          ------        --------   -----------        -------
     Total(1)                     $4,969         $24,927        $28,515         $63,534        $160,756      $191,477       $474,178
                                   =====          ======         ======          ======         =======       =======        =======

---------------
(1) Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

    The following table sets forth the dollar amount of the Bank's loans at December 31, 1999 due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.


                                                                                Floating or
                                                         Fixed-Rates          Adjustable-Rates            Total
                                                      -------------------    -------------------    -------------------
                                                                                (In Thousands)

Real estate loans:
  Single-family residential                              $131,178                $236,924               $368,102
  Multi-family residential                                  2,249                     407                  2,656
  Commercial real estate                                   25,137                      --                 25,137
  Construction                                              8,654                  13,878                 22,532
Commercial loans                                           14,142                      --                 14,142
Consumer loans                                             36,640                      --                 36,640
                                                          -------             -----------              ---------
     Total                                               $217,999                $251,209               $469,209
                                                          =======                 =======                =======


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

    The Bank originates and generally sells all loans with fixed terms of fifteen years or greater to specific investors in the secondary mortgage loan market. This allows the Bank to provide to its customers competitive long-term fixed-rate loan products without assuming additional interest rate risk. These loans are originated subject to underwriting by a third party with the purchase price confirmed by the respective investor prior to loan closing. Due to these loans being underwritten by a third party, the repurchase risk typically associated with such contracts is being assumed by the underwriter. The Bank is not involved in loan hedging or other speculative mortgage origination activities. In 1999, 1998, and 1997, the Bank's loan sales were $15.5 million, $20.5 million, and $2.2 million, respectively.

    Set forth below is a table showing the Bank's originations, purchases, sales and repayments of loans during the periods indicated.


                                                                     Year Ended December 31,
                                                ---------------------------------------------------------------

                                                      1999                    1998                   1997
                                                -------------------    -------------------    -------------------
                                                                          (In Thousands)

Loans receivable at beginning
  of period                                         $453,323                $445,955               $410,790
                                                     -------                 -------                -------
Loan originations:
  Real estate:
    Single-family residential                         97,236                 114,518                 92,684
    Multi-family residential                           1,812                     590                     --
    Commercial real estate                             7,266                  13,776                  3,633
    Construction                                      31,175                  24,033                 20,587
  Commercial loans                                    10,783                   7,159                  5,257
  Consumer:
    Home equity and second
      mortgage loans                                  11,861                   9,652                  8,807
    Automobile                                        11,735                  10,273                  7,311
    Other                                              8,801                   8,830                  6,798
                                                    --------               ---------              ---------
      Total loan originations                        180,669                 188,831                145,077
Purchases                                                 --                      --                     --
                                                ------------           -------------           ------------
      Total loan originations and
        purchases                                    180,669                 188,831                145,077
Repayments                                          (143,388)               (156,426)              (106,408)
Loan sales                                           (15,516)                (20,494)                (2,244)
Other                                                   (910)                 (4,543)                (1,260)
                                                 -----------               ---------              ---------
Net loan activity                                     20,855                   7,368                 35,165
                                                   ---------               ---------               --------
Loans receivable
  at end of period                                  $474,178                $453,323               $445,955
                                                     =======                 =======                =======

    LOANS-TO-ONE BORROWER. A savings institution generally may not make loans-to-one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1999, the Bank's limit on loans-to-one borrower was approximately $11.4 million. At December 31, 1999, the Bank's largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $5.7 million. Such amount consists of 23 loans, primarily commercial real estate loans, all of which were current at December 31, 1999. The Bank's ten largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $30.4 million at December 31, 1999. All of such loans are current.

    ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank has historically concentrated its lending activities on the origination of loans collateralized by first mortgage liens on existing one- to four-family residences. At December 31, 1999, $368.6 million or 77.7% of the Bank's total loan portfolio consisted of one- to four-family residential real estate loans. The Bank originated $97.2 million, $114.5 million and $92.7 million of one- to four-family residential loans in 1999, 1998, and 1997, respectively, and intends to continue to emphasize the origination of permanent loans collateralized by first mortgage liens on one- to four-family residential properties in the future. Of the $368.6 million of such loans at December 31, 1999, $236.9 million or 64.3% had adjustable-rates of interest (including $177.9 million in seven-year adjustable rates) and $131.7 million or 35.7% had fixed-rates of interest.

    The Bank currently originates both fixed-rate and adjustable-rate one- to four-family residential mortgage loans. The Bank's fixed-rate loans for portfolio are presently originated with maximum terms of typically 15 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank does offer fixed-rate loans with terms exceeding fifteen years although such loans are typically sold in the secondary market. The Bank's one- to four-family loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). However, as stated above, such loans with terms of 15 years or less are generally originated for portfolio while substantially all of such loans over 15 years are sold in the secondary market. The Bank's fixed-rate loans typically include "due on sale" clauses.

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

    The Bank's residential mortgage loans typically do not exceed 90% of the appraised value of the security property. However, pursuant to underwriting guidelines adopted by the Board of Directors, the Bank can lend up to 97% of the appraised value of the property securing a one- to four-family residential loan, and requires borrowers to obtain private mortgage insurance on loans where the principal amount of the loan exceeds 90% of the appraised value of the security property. At December 31, 1999, the Bank had $1.2 million of nonperforming single-family residential loans. See "- Asset Quality."

    MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. Although the Bank does not emphasize multi-family residential loans and has not been active in this area, the Bank offers mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At December 31, 1999, $2.8 million or .6% of the Bank's total loan portfolio consisted of loans collateralized by existing multi-family residential real estate properties.

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

    Multi-family real estate lending entails significant additional risks as compared with one- to four-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as economic conditions generally. At December 31, 1999, the Bank did not have any nonperforming multi-family real estate loans. See "- Asset Quality."

    COMMERCIAL REAL ESTATE LOANS. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 1999, $26.0 million or 5.5% of the Bank's total loan portfolio consisted of loans collateralized by existing commercial real estate properties. The Bank does not actively market its commercial real estate loan products and offers such loans primarily as an accommodation to its present customers. Management does not expect the Bank's portfolio of commercial real estate loans to significantly increase in the future.

    The majority of the Bank's commercial real estate loans are collateralized by office buildings, convenience stores, service stations, mini-storage facilities, hotels, churches and small shopping malls. The majority of the Bank's commercial real estate loans are collateralized by property located in the Bank's market area.

    At December 31, 1999, the Bank had approximately $8.4 million of loans which are either for the construction of service station and convenience store facilities or are collateralized by such facilities. The Bank requires that construction loans for such facilities meet present standards established by the Environmental Protection Agency. With respect to existing facilities, the Bank requires an environmental study of the property. To date, the Bank has not experienced any material credit or environmental problems with such loans.

    The Bank requires appraisals of all properties securing commercial real estate loans. The Bank considers the quality and location of the real estate, the credit of the borrower, cash flow of the project and the quality of management involved with the property. The Bank's commercial real estate loans are originated with fixed interest rates generally based on fifteen year amortization schedule and loan to value ratios on such loans are generally limited to 80%. As part of the criteria for underwriting multi-family and commercial real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.2. It is also the Bank's policy to typically obtain corporate or personal guarantees, as applicable, on its commercial real estate loans from the principals of the borrower.

    Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as regional and economic conditions generally. At December 31, 1999, the Bank did not have any nonperforming commercial real estate loans. See"-Asset Quality."

    CONSTRUCTION LOANS. The Bank also originates primarily residential construction loans, although the Bank has originated commercial real estate and multi-family residential construction loans. The Bank's construction lending activities are limited to the Bank's primary market area. At December 31, 1999, construction loans amounted to $25.8 million or 5.4% of the Bank's total loan portfolio, of which $20.2 million consisted of single-family residential construction loans and $5.6 million consisted of commercial real estate and multi-family residential construction loans. The Bank's construction loans generally have fixed interest rates for a term of six months to nine months. However, the Bank is permitted to originate construction loans with terms of up to two years under its loan policy. Commercial real estate and multi-family residential construction loans are made with a maximum loan to value ratio of 80%. Construction loans to individuals are typically made with a loan to value ratio of up to 90% and non-owner occupied construction loans are limited to 80%.

    With limited exceptions, the Bank's construction loans are made to individual homeowners and a limited number of local real estate builders and developers for the purpose of constructing one- to four-family residential homes. Construction loans to individuals are typically made in connection with the granting of the permanent financing on the property. Such loans convert to a fully amortizing adjustable or fixed-rate loan at the end of the construction term. The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any construction loan to an individual. Interest on construction/permanent loans is due upon completion of the construction phase of the loan. At such time, the loan automatically converts to a permanent loan at the interest rate established at the initial closing of the construction/permanent loan.

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

    The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and by limiting its construction lending to primarily residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan to value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships. At December 31, 1999, the Bank did not have any nonperforming construction loans. See "- Asset Quality."

             COMMERCIAL LOANS. To a limited extent, the Bank offers commercial loans which primarily consist of equipment and inventory loans which are typically cross-collateralized by commercial real estate. The Bank does not actively market such loans and offers such loans primarily as an accommodation to its present customers. At December 31, 1999, such loans amounted to $14.2 million or 3.0% of the total loan portfolio. At December 31, 1999, the Bank had two nonperforming commercial loans totaling $23,000. See "- Asset Quality."

    The Bank's commercial loans are originated with fixed interest rates with call provisions between one and five years. Such loans are typically based on a fifteen year amortization schedule.

    CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Bank include primarily home equity and second mortgage loans, automobile loans, deposit account secured loans and unsecured loans. Consumer loans amounted to $36.8 million or 7.8% of the total loan portfolio at December 31, 1999, of which $15.0 million, $13.2 million and $8.6 million consisted of home equity and second mortgage loans, automobile loans and other consumer loans, respectively. The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community oriented financial institution.

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

    Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1999, the Bank had $121,000 of nonperforming consumer loans. See "-Asset Quality."

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

    At December 31, 1999, the Bank owned a 75% interest in a 202 room hotel in the Oklahoma City metropolitan area. This ownership was acquired as the result of the Bank's foreclosure of such property in 1998. Originally valued at approximately $4.7 million, the real estate has been written down to approximately $3.5 million at December 31, 1999. The Bank has received an offer to sell such property. While Bank management believes the offeror will proceed to closing and that the Bank will receive at least the carrying value of the real estate as net proceeds of the sale, the contract can be rescinded and the sale may not proceed to closing. The offeror owns other lodging facilities in the Oklahoma City area and continues to carry out steps consistent with their expressed plan for acquiring the real estate.

    The operations of the hotel are managed by a retained hotel management company. The hotels operation's lost approximately $98,000 for the year ended December 31, 1999.

    DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 1999, in dollar amounts and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.



                           Single-family
                             Residential                   Construction                       Commercial          Consumer
                         ----------------------------------------------------------------------------------------------------------
                                      Percentage                    Percentage                Percentage                 Percentage
                                       of Total                      of Total                  of Total                   of Total
                         Amount          Loans         Amount          Loans        Amount       Loans       Amount         Loans
                         ------          -----         ------          -----        ------       -----       ------         -----
                                                                (Dollars in Thousands)

Loans
delinquent:
30-59 days             $1,326              .28%         $   --          --%       $   --           --%         $131          .03%
60-89 days                474              .10             233         .05            --           --            76          .02
90 days and
over                    1,203              .25              --          --            23          .01           121          .03
                        -----                             -----                       ---                       ---
Total                  $3,003                             $233                      $ 23                       $328
                        =====                              ===                       ===                        ===


    Interest income that would have been recorded under the original terms of the Bank's non-accruing loans for the year ended December 31, 1999 amounted to $106,000, and the interest recognized during this period amounted to $59,000.

    The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated.

                                                                          December 31,
                                                ------------------------------------------------------------------
                                                    1999           1998         1997         1996            1995
                                                  -------         ------       ------        ----           -----
                                                                       (Dollars in Thousands)

Nonperforming loans:
  Single-family residential                        $1,203         $1,275      $ 1,001       $ 493           $ 223
  Multi-family residential                             --             --          109          --              --
  Commercial real estate                               --             --        3,365(1)       --              --
  Commercial loans                                     23             30           48          --              --
  Consumer loans                                      121            159          434         228             127
                                                  -------         ------       ------        ----           -----
     Total nonperforming loans                      1,347          1,464        4,957         721             350
                                                  -------         ------       ------        ----           -----
Real estate owned                                   3,940(1)       4,270(1)       195         154             234
                                                  -------         ------       ------        ----           -----
     Total nonperforming assets                    $5,287         $5,734       $5,152        $875           $ 584
                                                  =======         ======       ======        ====           =====
Total nonperforming loans as a
  percentage of total loans
  receivable                                         0.28%         0.32%         1.11%       0.18%          0.10%
                                                     ====          ====          ====        ====           ====

Total nonperforming assets as a
  percentage of total assets                         0.78%         0.93%         0.94%       0.17%          0.13%
                                                     ====         =====          ====        ====           ====

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

    CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At December 31, 1999, the Bank had $4.4 million of classified assets, $4.3 million of which were classified as substandard and $141,000 of which were classified as loss. In addition, at such date, the Bank had $187,000 of assets designated as special mention.

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

    Estimates of the probability of loan losses involve an exercise of judgement. While it is possible that in the near term the Bank may sustain losses which are substantial in relation to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the consolidated statements of financial condition is appropriate considering the estimated probable losses in the portfolio.

    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.



                                                                   Year Ended December 31,
                                             --------------------------------------------------------------------
                                                 1999          1998            1997           1996              1995
                                             ------------  ------------    ------------   ------------    ------------

                                                                    (Dollars in Thousands)

Total loans outstanding at
 end of period                                $ 474,178      $ 453,323        $445,955       $410,790         $348,752
                                               ========       ========         =======        =======          =======
Average loans outstanding                     $ 447,631      $ 441,702        $415,075       $369,185         $306,175
                                               ========       ========         =======        =======          =======
Allowance at beginning of period              $     771      $   1,196        $  1,251       $  1,228          $ 1,134
                                            -----------     ----------       ---------       ---------         --------
Charge-offs:

  Single-family residential                          (9)           (17)             --             --               (2)
  Commercial real estate                             --           (369)             --             --               (8)
  Consumer loans                                    (57)          (103)            (67)           (40)             (30)
                                                 -------      ---------      ---------        -------         --------
    Total charge-offs                               (66)          (489)            (67)           (40)             (40)
                                                 -------      ---------      ---------        -------         --------
Recoveries:
  Commercial real estate                             --             --              --              1               --
  Consumer loans                                     27              9              12              2                1
                                                -------      ---------        --------        -------         --------
    Total recoveries                                 27              9              12              3                1
                                                -------      ---------        --------        -------         --------
Net charge-offs                                     (39)          (480)            (55)           (37)             (39)
                                                --------       --------       --------        -------         --------
Total provisions for losses                          20             55              --             60              133
                                                -------       --------       ---------        -------          -------
Allowance at end of period                      $   752       $    771          $1,196         $1,251           $1,228
                                                 ======        =======           =====          =====            =====

Allowance for loan losses as a
  percentage of total loans
  outstanding at end of period                     0.16%          0.17%           0.27%           0.03%           0.35%
                                                   ====           ====            ====            ====            ====
Net loans charged-off as a
  percentage of average loans
  outstanding                                      0.01%          0.11%           0.01%           0.01%           0.01%
                                                   ====          =====            ====            ====            ====

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



                                                                     December 31,
                              -----------------------------------------------------------------------------------------------------
                                           1999                          1998                        1997
                              -------------------------      ------------------------      ----------------------

                                               Percent of                   Percent of                   Percent of
                                               Total Loans                  Total Loans                  Total Loans
                                 Amount        by Category     Amount       by Category     Amount       by Category     Amount
                                -----------    ------------   ---------      ----------    --------      -----------    --------
                                                                                            (Dollars in Thousands)

Single-family residential        $   50            77.73%     $   46            81.66%     $   49            83.18%     $   11
Multi-family residential             --              .59          --              .34          --              .29          --
Commercial real estate              149             5.49         147             5.12         125             4.17         117
Construction loans                   --             5.44          --             4.02          --             4.66          --
Commercial loans                     31             2.99          60             1.86          13             1.27          19
Consumer loans                      144             7.76         135             7.00         221             6.43         270
Unallocated                         378               --         383               --         788               --         834
                                 ------            ------      ------           ------       ------          ------       ------
    Total                        $  752           100.00%     $  771           100.00%     $1,196           100.00%      $1,251
                                 ======            ======      ======          ======       ======           ======       ======




                                             December 31,
                              -------------------------------------------
                                   1996                  1995
                              ----------------  -------------------------
                                Percent of                     Percent of
                                Total Loans                    Total Loans
                                by Category      Amount       by Category
                               ------------    -----------    ------------
                                        (Dollars in Thousands)
Single-family residential         82.36%       $   11            82.54%
Multi-family residential            .38            --              .30
Commercial real estate             4.66           124             5.66
Construction loans                 4.88            --             3.33
Commercial loans                   1.06            27             1.15
Consumer loans                     6.66           241             7.02
Unallocated                          --           825               --
                                 ------        ------           ------
    Total                        100.00%       $1,228           100.00%
                                 ======        ======           ======

INVESTMENT ACTIVITIES

    INVESTMENT SECURITIES. The investment policy of the Bank, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments. The Bank's investment policy is currently implemented by the Bank's President within the parameters set by the investment committee and the Board of Directors. The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.

    Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings, net of taxes, and reported as a separate component of equity. At December 31, 1999, the Bank held no investment securities classified as available for sale. At December 31, 1999, approximately $13 million of the Bank's investment securities were pledged as collateral for certain deposits in excess of $100,000. At December 31, 1999, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company's stockholders' equity.

    The maturity terms of the investment securities purchased in 1999 totaling $92.2 million generally have been longer term, up to fifteen years with three month to two year call protections.

    The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1999. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.


                                 Less Than            One to Five          Five to Ten            After Ten
                                  One Year               Years                Years                 Years                 Total
                             ----------------      -----------------    ----------------      ----------------      ----------------
                              Amount    Yield      Amount     Yield     Amount     Yield     Amount     Yield      Amount     Yield
                            --------    -----     --------   ------    -------    ------    --------    -----     --------    -----
                                                                       (Dollars in Thousands)
Bonds and other debt
 securities held to
 maturity:
 U.S. Government and
  agency obligations        $3,503       5.25%     $1,501      5.93%    $18,211    7.05%     $166,048    6.89%    $189,263     6.87%
                            ======                 ======               =======              ========             ========


         As of December 31, 1999, there were approximately $184 million of investments with issuer call options, of which approximately $169 million are callable within one year.

         The following table sets forth the carrying value of the Company's investment securities classified as held to maturity. The Company held no investment securities as available for sale at the dates indicated.


                                                             December 31,
                                       --------------------------------------------------
                                              1999               1998               1997
                                       ---------------    ---------------    ---------------
                                                       (Dollars in Thousands)

Investment securities held
  to maturity:
  U.S. Government and agency
    obligations                             $189,263           $127,175            $95,533
                                             =======            =======             ======

         As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock. At December 31, 1999, the Bank's investment in FHLB stock amounted to $4.3 million. No ready market exists for such stock and it has no quoted market value.

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

         The Bank considers its primary market area to be Northcentral and Northwest Arkansas. The Bank utilizes traditional marketing methods to attract new customers and savings deposits. The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas at December 31, 1999.

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


                                                                                December 31,
                                                 -----------------------------------------------------------------------------
                                                           1999                      1998                    1997
                                                 -------------------------------------------------  ----------------------
                                                      Amount          %         Amount         %         Amount         %
                                                      ------          -         ------         -         ------         -
                                                                            (Dollars in Thousands)

Certificate accounts:
      3.00% - 3.99%                                $    1,107           .2%    $    453            .1%     $      362           .1%
      4.00% - 5.99%                                   291,342         57.4      278,335          57.9         241,660         53.6
      6.00% - 7.99%                                   107,065         21.1       91,156          18.9          97,885         21.7
      8.00% and over                                    5,800          1.1        8,821           1.8          20,236          4.5
                                                    ---------        -----    ---------         ------        --------      -------
  Total certificate accounts                          405,314         79.8      378,765          78.7         360,143         79.9
                                                    ---------        -----    ---------         ------        --------      -------

Transaction accounts:
  Passbook and statement savings                       26,031          5.1       25,916           5.4          25,330          5.6
  Money market accounts                                15,735          3.1       16,164           3.4          15,438          3.4
  NOW accounts/DDA                                     60,795         12.0       60,248          12.5          49,963         11.1
                                                     --------         -----     --------        ------         -------       ------
     Total transaction accounts                       102,561         20.2      102,328          21.3          90,731         20.1
                                                      -------        ------     -------         ------         -------       ------
     Total deposits                                  $507,875        100.0%    $481,093         100.0%        $450,874       100.0%
                                                      =======        =====      =======         =====          =======        =====

         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.


                                                                  Year Ended December 31,
                                                                  -----------------------
                                                1999                          1998                         1997
                                        ----------------------     ---------------------------     ---------------------
                                                       Average                        Average                     Average
                                         Average        Rate          Average           Rate        Average        Rate
                                         Balance        Paid          Balance           Paid        Balance        Paid
                                        ----------   ----------    -------------    ------------   ----------    ---------
                                                                   (Dollars in Thousands)

Passbook and statement savings
  accounts                              $ 27,098          2.72%       $ 26,128            2.72%    $ 26,092         2.72%
Money market accounts and
  NOW accounts                            64,043          2.32          58,226            2.33       55,486         2.34
Demand deposit accounts                   14,063            --          11,758              --        9,624           --
Certificates of deposit                  396,616          5.63         366,484            5.99      348,945         6.11
                                         -------          ----         -------            ----      -------         ----
    Total deposits                      $501,820          4.90%       $462,596            5.19%    $440,147         5.30%
                                         =======          ====         =======            ====      =======         ====


         The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 1999 and 1998 and the amounts at December 31, 1999 which mature during the periods indicated.


                                                                           Balance at December 31, 1999
                                              December 31,            Maturing in the 12 Months Ending December 31,
                                     --------------------------     ------------------------------------------------
                                          1999            1998          2000           2001         2002       Thereafter
                                     ------------    ------------   -----------    -----------   ---------    -----------
                                                                         (In Thousands)

Certificates of Deposit
3.00% - 3.99%                            $    1,107     $       453    $    1,107    $        --    $     --     $       --
4.00% - 5.99%                               291,342         278,335       207,870         72,234       3,697          7,541
6.00% - 7.99%                               107,065          91,156        16,002         43,766      19,461         27,836
8.00% and over                                5,800           8,821            --             --          --          5,800
                                          ---------       ---------   -----------    ----------- -----------       --------
  Total certificate accounts               $405,314        $378,765      $224,979       $116,000     $23,158        $41,177
                                            =======         =======       =======        =======      ======         ======


         The following table sets forth the savings flows of the Bank during the periods indicated.



                                                                  Year Ended December 31,
                                                        -------------------------------------------
                                                            1999            1998             1997
                                                        -----------    ------------    -------------
                                                                    (In Thousands)

Increase before interest credited                        $  7,926          $11,895          $10,786
Interest credited                                          18,856           18,324           17,230
                                                           ------           ------           ------
  Net increase in deposits                                $26,782          $30,219          $28,016
                                                           ======           ======           ======


         The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at December 31, 1999 by time remaining to maturity.


                                                                Amount
                                                           ----------------
Period Ending:                                             (In Thousands)
March 31, 2000                                                $14,497
June 30, 2000                                                  17,223
September 30, 2000                                              9,608
December 31, 2000                                               6,975
After December 31, 2000                                        32,479
                                                               ------
  Total certificates of deposit with
    balances of $100,000 or more                              $80,782
                                                               ======

         BORROWED FUNDS. The Bank utilizes FHLB advances in its normal operating and investing activities. The Bank pledges as collateral for FHLB advances their FHLB stock and has entered into blanket collateral agreements with the FHLB whereby the Bank agrees to maintain, free of other encumbrances, qualifying single family first mortgage loans with unpaid principal balances, when discounted at 75% of the such balances, of at least 100% of total outstanding advances.

         Advances at December 31, 1999, have maturity dates and weighted average rates as follows:



                                WEIGHTED
    YEAR ENDING                 AVERAGE
    DECEMBER 31                   RATE         AMOUNT
-----------------              ------------   ---------

        2000                       5.79%      $68,000
        2001                       4.85         7,000
        2002                       6.60         3,972
        2003                       5.56         1,000
        2004                       6.07         1,000
     Thereafter                    5.99         3,000
                                              -------
       Total                       5.76%      $83,972
                                               ======


         The following table sets forth information with respect to the Company's FHLB advances at and during the periods indicated.


                                           AT OR FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                        1999                1998                 1997
                                        ----                ----                 ----
                                               (DOLLARS IN THOUSANDS)


MAXIMUM BALANCE                        $83,972             $50,687              $12,997

AVERAGE BALANCE                         57,949              30,452                6,493

YEAR END BALANCE                        83,972              48,985               11,997

WEIGHTED AVERAGE

INTEREST RATE:

  AT END OF YEAR                          5.76%               5.57%                6.31%

  DURING THE YEAR                         5.58                5.81                 6.42



EMPLOYEES

         The Bank had 189 full-time employees and 23 part-time employees at December 31, 1999. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

SUBSIDIARIES

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. The Bank's only subsidiary, First Harrison Service Corporation (the "Service Corporation"), was formed in 1971. At December 31, 1999, the Service Corporation's only significant asset was a $3.5 million repossessed commercial loan collateralized by a hotel in Oklahoma City, Oklahoma. A contract to sell such property has been signed with closing anticipated in the second quarter of 2000. The Service Corporation recorded a net loss of approximately $270,000 during 1999.

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

         HOLDING COMPANY ACQUISITIONS. Federal law generally prohibits a savings and loan holding company, without prior OTS approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

         HOLDING COMPANY ACTIVITIES. The Company operates as a unitary savings and loan holding company. As a result of recently enacted legislation, the activities of a new unitary savings and loan holding company like the Company and its non-savings institution subsidiaries are restricted to activities traditionally permitted to multiple savings and loan holding companies and to financial holding companies under newly added provisions of the Bank Holding Company Act. Multiple savings and loan holding companies may:

         - furnish or perform management services for a savings association subsidiary of a savings and loan holding company;

         - hold, manage or liquidate assets owned or acquired from a savings association subsidiary of a savings and loan holding company;

         - hold or manage properties used or occupied by a savings association subsidiary of a savings and loan holding company;

         - engage in activities determined by the Federal Reserve to be closely related to banking and a proper incident thereto; and

         - engage in services and activities previously determined by the Federal Home Loan Bank Board by regulation to be permissible for a multiple savings and loan holding company as of March 5, 1987.

         The activities financial holding companies may engage in include:

         - lending, exchanging, transferring or investing for others, or safeguarding money or securities;

         - insuring, guaranteeing or indemnifying others, issuing annuities, and acting as principal, agent or broker for purposes of the foregoing;

         - providing financial, investment or economic advisory services, including advising an investment company;

         - issuing or selling interests in pooled assets that a bank could hold directly;

         -        underwriting, dealing in or making a market in securities; and

         -        merchant banking activities.

         If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk. These restrictions include limiting the following:

         -        the payment of dividends by the savings institution;

         - transactions between the savings institution and its affiliates; and

         - any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

         Every savings institution subsidiary of a savings and loan holding company is required to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid.

         RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between a savings institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and OTS regulations. Affiliates of a savings institution generally include, among other entities, the savings institution's holding company and companies that are controlled by or under common control with the savings institution.

         In general, a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates up to certain limits. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, a savings institution may not:

         - make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

         - purchase or invest in securities of an affiliate other than shares of a subsidiary;

         -        purchase a low-quality asset from an affiliate; or

         - engage in covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate except on terms and conditions that are consistent with safe and sound banking practices.

With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

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

         Currently, FDIC deposit insurance rates generally range from zero basis points to 27 basis points, depending on the assessment risk classification assigned to the depository institution. From 1998 through 1999, SAIF members paid 6.4 basis points, while Bank Insurance Fund ("BIF") member institutions paid approximately 1.3 basis points.

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

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at December 31, 1999. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not materially affect the Bank's regulatory capital. At December 31, 1999, the Bank exceeded its tangible, core and risk-based capital requirements.

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

         LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1999, the Bank's liquidity ratio was 32.8%.

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

         Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1999, the qualified thrift investments of the Bank were approximately 79.2% of its portfolio assets.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 1999, the Bank had $84.0 million of outstanding FHLB advances.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1999, the Bank had $4.3 million in FHLB stock, which was in compliance with this requirement. No ready market exists for such stock and it has no quoted market value.

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

         FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 1999, no reserves were required to be maintained on the first $5.0 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.3 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six- taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or, (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1999, the Bank's pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1997. At December 31, 1999, the Bank had no NOL carryforwards for federal income tax purposes.

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

         The Bank's federal income tax returns for the tax years ended December 31, 1996 forward are open under the statute of limitations and are subject to review by the IRS.

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

ITEM 2.  PROPERTIES.

         At December 31, 1999, the Bank conducted its business from its executive office in Harrison, Arkansas, and twelve full service offices, all of which are located in Northcentral and Northwest Arkansas.

         The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of the Bank at December 31, 1999.



                                               Leased/                      Net Book Value
     Description/Address                       Owned                          of Property                Amount of Deposits
----------------------------------    ----------------------             ----------------------       -----------------------
                                                                                          (In Thousands)

200 West Stephenson                             Owned                                $1,783(1)                $141,963
Harrison, AR 72601

128 West Stephenson                             Owned                                   216                            (2)
Harrison, AR  72601

Corner Central & Willow                         Owned                                   244                            (2)
Harrison, AR  72601

Ozark Mall - Hwy. 62-65 North                 Leased(3)                                  33                     25,352
Harrison, AR  72601

324 Hwy. 62-65 Bypass                           Owned                                   290                     43,624
Harrison, AR  72601

210 South Main                                  Owned                                   269                     29,372
Berryville, AR  72616

668 Highway 62 East                             Owned                                   650                    160,535
Mountain Home, AR  72653

1337 Highway 62 SW                              Owned                                 1,016                      6,340
Mountain Home, AR 72653

301 Highway 62 West                             Owned                                   121                     20,740
Yellville, AR  72687

307 North Walton Blvd.                          Owned                                   321                     27,040
Bentonville, AR  72712

3460 North College                              Owned                                   424                     31,196
Fayetteville, AR  72703

1303 West Hudson                                Owned                                   228                      3,976
Rogers, AR  72756

201 East Henri De Tonti Blvd.                   Owned                                   238                      5,221
Tontitown, AR  72762

2025 North Crossover Road                       Owned                                   816                      6,845
Fayetteville, AR 72703

249 West Main Street                          Leased(4)                                 160                      5,671
Farmington, AR 72730

--------------
(1)      Includes property acquisition for expansion in north Harrison.
(2)      Such offices do not open deposit accounts.
(3)      Such property is subject to a month-to-month lease.
(4)      Such property is subject to a five year lease expiring November 1,2002.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein, to the extent applicable, is incorporated by reference from page 44 of the Company's 1999 Annual Report to Stockholders ("1999 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from pages 4and 5 of the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 7 to 16 of the 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The information required herein is incorporated by reference from pages 7 to 9 of the 1999 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from page 6 and pages 18 to 42 of the 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 4 to 6 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 27, 2000 ("Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 10 to 13 of the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from pages 8 and 9 of the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from page 13 of the Definitive Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A)  DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                  Independent Auditors' Report
                  Consolidated Statements of Financial Condition at December 31,
                    1999 and 1998
                  Consolidated Statements of Income and Comprehensive Income for
                    the years ended December 31, 1999, 1998 and 1997
                  Consolidated Statements of Changes in Stockholders' Equity for
                    the years ended December 31, 1999, 1998 and 1997.
                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 1999, 1998 and 1997.
                  Notes to Consolidated Financial Statements.

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

13.0     1999 Annual Report to Stockholders

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

                             FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                             By: /s/ LARRY J. BRANDT
                                ---------------------------------------------
                                Larry J. Brandt
                                President and Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ FRANK L. COFFMAN, JR.                                  March 30, 2000
------------------------------------------
Frank L. Coffman, Jr.
Chairman of the Board and Chief
  Executive Officer

/s/ LARRY J. BRANDT                                        March 30, 2000
------------------------------------------
Larry J. Brandt
President and Chief
Operating Officer

/s/ JOHN P. HAMMERSCHMIDT                                  March 30, 2000
------------------------------------------
John P. Hammerschmidt
Director

/s/ JAMES D. HEUER                                         March 30, 2000
--------------------------------------------
James D. Heuer
Director

/s/ KENNETH C. SAVELLS                                     March 30, 2000
-------------------------------------------
Kenneth C. Savells
Director

/s/ TOMMY W. RICHARDSON                                    March 30, 2000
-------------------------------------------
Tommy W. Richardson
Senior Vice President and Chief
 Financial Officer