Form 10-Q
period 2000-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2000-05-12
CIK 1006424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ____________

                         Commission File Number 0-28312

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Texas                                   71-0785261
 ------------------------------------------------       ----------------------
 (State or other jurisdiction of incorporation or          (I.R.S. Employer
                   organization)                        Identification Number)

                200 West Stephenson
                Harrison, Arkansas                              72601
 ------------------------------------------------       ----------------------
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2000, there were issued and outstanding 3,887,874 shares of the Registrant's Common Stock, par value $.01 per share.

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION


Item 1.    Consolidated Financial Statements

           Consolidated Statements of Financial Condition
           As of March 31, 2000 (unaudited) and December 31, 1999            1

           Consolidated Statements of Income and Comprehensive Income
           for the three months ended March 31, 2000 (unaudited) and
           1999 (unaudited)                                                  2

           Consolidated Statement of Stockholders' Equity for the three
           months ended March 31, 2000 (unaudited)                           3

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2000 (unaudited) and 1999 (unaudited)             4

           Notes to Unaudited Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       12


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                13
Item 2.    Changes in Securities and Use of Proceeds                        13
Item 3.    Defaults Upon Senior Securities                                  13
Item 4.    Submission of Matters to a Vote of Security Holders              13
Item 5.    Other Information                                                13
Item 6.    Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                  14

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)


                                                     March 31,     December 31,
                                                       2000           1999
ASSETS                                              (Unaudited)
------                                              -----------    ------------

Cash and cash equivalents                             $  8,316       $  9,983
Investment securities - held to maturity               191,703        189,263
Federal Home Loan Bank stock                             4,414          4,258
Loans receivable, net of allowance                     467,305        459,978
Accrued interest receivable                              5,559          5,977
Real estate acquired in settlement of loans, net         3,807          3,940
Office properties and equipment, net                     6,763          6,809
Prepaid expenses and other assets                        1,077            511
                                                      --------       --------
     TOTAL ASSETS                                     $688,944       $680,719
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                              $525,713       $507,875
Federal Home Loan Bank advances                         79,969         83,972
Advance payments by borrowers for
 taxes and insurance                                     1,370          1,089
Other liabilities                                        3,163          8,146
                                                      --------       --------
     Total liabilities                                 610,215        601,082
                                                      --------       --------

MINORITY INTEREST                                          807            822
                                                      --------       --------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000
  shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares
  authorized, 5,153,751 shares issued, 3,887,874 and
  4,039,374 shares outstanding at  March 31, 2000
  and December 31, 1999, respectively                       52             52
Additional paid-in capital                              50,887         50,793
Employee stock benefit plans                            (3,528)        (3,867)
Retained earnings-substantially restricted              53,636         52,598
                                                      --------       --------
                                                       101,047         99,576
Treasury stock, at cost, 1,265,877 and
  1,114,377 shares at March 31, 2000 and
  December 31, 1999, respectively                      (23,125)       (20,761)
                                                      --------       --------
     Total stockholders' equity                         77,922         78,815
                                                      --------       --------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                           $688,944       $680,719
                                                      ========       ========

See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except earnings per share)
                                   (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                    ------------------
                                                      2000       1999
                                                    -------    -------
INTEREST INCOME:
  Loans receivable                                  $ 9,147    $ 8,810
  Investment securities                               3,353      2,245
  Other                                                  33        269
                                                    -------    -------
      Total interest income                          12,533     11,324
                                                    -------    -------

INTEREST EXPENSE:
  Deposits                                            6,419      5,982
  Other borrowings                                    1,225        665
                                                    -------    -------
      Total interest expense                          7,644      6,647
                                                    -------    -------
NET INTEREST INCOME                                   4,889      4,677
PROVISION FOR LOAN LOSSES                                --         20
                                                    -------    -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            4,889      4,657
                                                    -------    -------

NONINTEREST INCOME:
  Deposit fee income                                    227        220
  Other                                                 158        173
                                                    -------    -------
      Total noninterest income                          385        393
                                                    -------    -------

NONINTEREST EXPENSES:
  Salaries and employee benefits                      1,997      1,751
  Net occupancy expense                                 254        217
  Federal insurance premiums                             27         70
  Data processing                                       206        203
  Postage and supplies                                  142        114
  Other                                                 506        375
                                                    -------    -------
      Total noninterest expenses                      3,132      2,730
                                                    -------    -------

INCOME BEFORE INCOME TAXES                            2,142      2,320
INCOME TAX PROVISION                                    712        802
                                                    -------    -------
NET INCOME AND COMPREHENSIVE INCOME                 $ 1,430    $ 1,518
                                                    =======    =======

EARNINGS PER SHARE:
  Basic                                             $  0.39    $  0.37
                                                    =======    =======
  Diluted                                           $  0.39    $  0.37
                                                    =======    =======

Cash Dividends Declared                             $  0.10    $  0.08
                                                    =======    =======

See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (In Thousands)
                                   (Unaudited)


                                          Issued                      Employee
                                       Common Stock      Additional     Stock                   Treasury Stock           Total
                                    -------------------    Paid-In     Benefit    Retained   ---------------------   Stockholders'
                                     Shares     Amount     Capital      Plans     Earnings     Shares     Amount         Equity
                                    --------   --------  ----------  ----------   --------   ---------  ----------   -------------
    Balance, December 31, 1999      5,153,751     $52     $50,793    $(3,867)     $52,598    1,114,377   $(20,761)      $78,815

    Net income                                                                      1,430                                 1,430

    Release of ESOP shares                                     99         104                                               203

    Stock compensation expense                                            235                                               235

    Shares released from
      restricted stock trust                                   (5)                                                           (5)

    Purchase of treasury stock,
      at cost                                                                                  151,500     (2,364)       (2,364)

    Dividends paid                                                                   (392)                                 (392)
                                    ---------     ---     --------   --------     --------   ---------   ---------      --------

    Balance, March 31, 2000         5,153,751     $52     $50,887    $(3,528)     $53,636    1,265,877   $(23,125)      $77,922
                                    =========     ===     =======    ========     =======    =========   =========      ========

    See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                 ------------------------------
                                                   2000                  1999
                                                 ---------            ---------

OPERATING ACTIVITIES:
  Net income                                     $  1,430             $  1,518
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Provision for loan losses                            --                   20
  Deferred tax benefit                                (47)                 (65)
  Federal Home Loan Bank stock dividends              (66)                 (53)
  Loss on sale of repossessed assets, net               1                    5
  Originations of loans held for sale                (740)              (6,476)
  Proceeds from sales of loans                      1,134                5,793
  Gain on sale of mortgage loans originated
    to sell                                           (12)                 (74)
  Depreciation                                        161                  131
  Depreciation on real estate owned                    32                   32
  Accretion of deferred loan fees, net               (122)                (234)
  Release of ESOP shares                              159                  187
  Stock compensation expense                          235                  188
  Changes in operating assets & liabilities:
     Accrued interest receivable                      418                  474
     Prepaid expenses & other assets                 (569)                 (89)
     Other liabilities                              1,088                1,083
                                                 ---------            ---------
       Net cash provided by operating
          activities                                3,102                2,440
                                                 ---------            ---------

INVESTING ACTIVITIES:
  Purchases of investment securities-held to
     maturity                                     (10,530)             (36,360)
  Proceeds from maturities of investment
     securities-held to maturity                    2,000               19,430
  Loan originations, net of repayments             (7,588)               3,761
  Proceeds from sales of real estate owned            104                   77
  Purchases of office properties and
    equipment                                        (115)                (699)
                                                 ---------            ---------
       Net cash used by investing activities      (16,129)             (13,791)
                                                 ---------            ---------

                                                                     (Continued)

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                    2000                  1999
                                                   ------                ------

FINANCING ACTIVITIES:
  Net increase in deposits                          17,838             16,708
  Advances from FHLB                                22,972                 --
  Repayment of advances from FHLB                  (26,975)            (7,003)
  Net increase in advance payments
     by borrowers for taxes & insurance                281                203
  Purchase of treasury stock                        (2,364)            (1,764)
  Dividends paid                                      (392)              (354)
                                                  ---------           --------
     Net cash provided by financing
        activities                                  11,360              7,790
                                                  ---------           --------

Net decrease in cash and cash equivalents           (1,667)            (3,561)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                9,983             26,163
                                                  ---------           --------
  End of period                                   $  8,316            $22,602
                                                  =========           ========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                      $  7,452            $ 6,566
                                                  =========           ========
    Income taxes                                  $     --            $   129
                                                  =========           ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 ACTIVITIES:
   Real estate acquired in settlement of
      loans                                       $    100            $    --
                                                  =========           ========

   Loans to facilitate sales of real estate
      owned                                       $     98            $    20
                                                  =========           ========


                                                                   (Concluded)


See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

First Federal Bancshares of Arkansas, Inc. (the "Corporation") is a unitary holding company which owns all of the stock of First Federal Bank of Arkansas, FA (the "Bank"). The Bank provides a broad line of financial products to individuals and small to medium-sized businesses. The consolidated financial statements also include the accounts of the Bank's wholly-owned subsidiary, First Harrison Service Corporation ("FHSC"), whose activities are limited to owning an interest in a repossessed commercial property. During the first quarter of 1998, in settlement of a loan, FHSC obtained 75% ownership of a partnership that owned and operated a 202 room hotel in Oklahoma. The financial position and results of operations of this hotel property have been consolidated in the financial statements. The remaining 25% ownership is reflected in the consolidated statements of financial condition as minority interest.

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. All material intercompany transactions have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, contained in the Corporation's 1999 Annual Report to Stockholders.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS 133 was originally effective for fiscal years beginning after June 15, 1999. However, in June 1999 FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Management has not yet made a determination as to the effect, if any, the adoption of SFAS 133 will have on the Company's financial position or results of operations.

NOTE 3 - EARNINGS PER SHARE

The weighted average number of common shares used to calculate earnings per share for the quarters ended March 31, 2000 and 1999 were as follows:

                                             2000              1999
                                         -----------       -----------
Basic weighted - average shares           3,712,414         4,145,349
Effect of dilutive securities                    --                --
                                         -----------       -----------
Diluted weighted - average shares         3,712,414         4,145,349

NOTE 4 - DECLARATION OF DIVIDENDS

At their meeting on February 23, 2000, the Board of Directors declared a $.10 (ten cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on March 23, 2000 to the stockholders of record at the close of business on March 10, 2000.

NOTE 5 - INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

                                     March 31, 2000
                                ------------------------
                                 Amortized         Fair
HELD TO MATURITY                   Cost           Value
                                -----------     --------
 U. S. Government and
   Agency obligations            $191,703       $181,515
                                 ========       ========

NOTE 6 - LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):

                                             March 31, 2000
                                             --------------
First mortgage loans:
 One- to four- family residences                $368,559
 Other properties                                 29,660
 Construction                                     28,885
 Less:
  Unearned discounts                                (221)
  Undisbursed loan funds                         (11,498)
  Deferred loan fees, net                         (2,910)
                                                --------
   Total first mortgage loans                    412,475
                                                --------
Consumer and other loans:
 Commercial                                       16,810
 Automobile                                       14,326
 Consumer                                          4,267
 Home equity and second mortgage                  15,524
 Savings                                           1,984
 Other                                             2,449
 Add deferred loan costs                             210
                                                --------
    Total consumer and other loans                55,570
                                                --------
Allowance for loan losses                           (740)
                                                --------
    Loans receivable, net                       $467,305
                                                ========

Non-accrual loans at March 31, 2000 were $1.0 million. All loans 90 days or more past due are recorded as non-accrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):

Balance at December 31, 1999               $752
 Provisions for estimated losses           ----
 Recoveries                                  10
 Losses charged off                         (22)
                                  -        ----
Balance at March 31, 2000                  $740
                                           ====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

      At March 31, 2000, the Corporation's assets amounted to $688.9 million as compared to $680.7 million at December 31, 1999. The $8.2 million or 1.2% increase was primarily due to an increase of $7.3 million or 1.6% in net loans receivable and an increase of $2.4 million or 1.3% in investment securities - held to maturity. The effect of these increases on total assets was partially offset by a $1.7 million or 16.7% decrease in cash and cash equivalents. Loan originations for the three month period ended March 31, 2000 consisted of $15.8 million in one- to four- family residential loans, $5.6 million in commercial loans, $8.0 million in construction loans and $8.8 million in consumer installment loans, of which $2.8 million consisted of home equity loans and $3.7 million consisted of automobile loans. At March 31, 2000, the Bank had outstanding loan commitments of $5.2 million, unused lines of credit of $6.8 million, and the undisbursed portion of construction loans of $11.5 million. Liabilities increased $9.1 million or 1.5% to $610.2 million at March 31, 2000 compared to $601.1 million at December 31, 1999. The increase in liabilities was primarily due to an increase of $17.8 million or 3.5% in deposits. Such increase was partially offset by a decrease of $4.0 million or 4.8% in advances from the Federal Home Loan Bank of Dallas ("FHLB of Dallas"). The increase in deposits was used to fund the increase in net loans receivable, to repay advances borrowed from the FHLB of Dallas and to purchase additional investment securities. Stockholders' equity amounted to $77.9 million or 11.3% of total assets at March 31, 2000 compared to $78.8 million or 11.6% of total assets at December 31, 1999. The decrease in stockholders' equity was primarily due to the purchase of 151,500 shares of treasury stock totaling $2.4 million in connection with the Corporation's stock repurchase plan and to a lesser extent due to the payment of cash dividends aggregating $392,000. Such decrease during the three months ended March 31, 2000 was partially offset by net income of $1.4 million resulting from continued profitable operations.

      Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $4.8 million or .70% of total assets at March 31, 2000, compared to $5.3 million or .78% of total assets at December 31, 1999. Included in non-performing assets is a commercial real estate property that had a carrying value at March 31, 2000 of $3.5 million. A contract to purchase the property has been signed for $3.6 million. The transaction is presently expected to close in the second quarter of 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

      GENERAL. The Corporation reported net income of $1.4 million during the three months ended March 31, 2000 compared to net income of $1.5 million for the same period in 1999. The decrease of $88,000 in net income in the 2000 period compared to the same period in 1999 was primarily due to an increase in noninterest expenses which was offset by an increase in net interest income. Net interest income rose from $4.7 million for the three months ended March 31, 1999 to $4.9 million for the same period in 2000. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread and net interest margin decreased to 2.49% and 2.96%, respectively, for the 2000 three month period compared to 2.59% and 3.12%, respectively, for the 1999 three month period. These and other significant fluctuations in operations are discussed below.

      INTEREST INCOME. Interest income amounted to $12.5 million for the three months ended March 31, 2000 compared to $11.3 million for the same period in 1999. The increase of $1.2 million or 10.7% was primarily due to an increase in the average balance of investment securities and net loans receivable. The increase in the average balance of investment securities was due to additional purchases of investment securities. The increase in the average balance of net loans receivable was due to the continued origination of loans. Such increase was partially offset by a decline in the average yield earned on loans due primarily to the origination of loans at market interest rates which were lower than the average yield of the Bank's loan portfolio and by a decline in the average balance of other interest-earning assets, primarily interest-bearing deposits with banks.

      INTEREST EXPENSE. Interest expense increased $1.0 million or 15.0% to $7.6 million for the three months ended March 31, 2000 compared to $6.6 million for the same period in 1999. Such increase was primarily due to an increase in the average balance of FHLB of Dallas advances, an increase in interest rates paid on maturing advances, an increase in the average balance of deposits and an increase in interest rates paid on such deposits.

      NONINTEREST INCOME. Noninterest income decreased $8,000 or 2.0% to $385,000 for the three months ended March 31, 2000 compared to $393,000 for the three months ended March 31, 1999. The decrease for the three month comparable periods was primarily due to a decrease of $62,000 from $74,000 to $12,000 in gain on the sale of mortgage loans in the secondary mortgage market and to a decrease of $19,000 from $23,000 to $4,000 in loan fees related to the origination of such loans. The decrease in noninterest income for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was partially offset by a decline in the net loss recognized from the operations of real estate owned in the amount of $12,000 from $59,000 to $47,000.

      NONINTEREST EXPENSE. Noninterest expenses increased $402,000 or 14.7% between the 2000 and 1999 three month periods ended March 31. The increase in noninterest expenses during the three month period in 2000 compared to 1999 was primarily due to an increase in salaries and employee benefits and net occupancy expense. Such increase was partially offset by a decrease of $43,000 from $70,000 to $27,000 in Federal Deposit Insurance Corporation insurance premiums as a result of a decline in the deposit assessment rate. Salaries and employee benefits amounted to $2.0 million compared to $1.8 million resulting in an increase of $246,000 or 14.1% for the three month periods ended March 31, 2000 and 1999, respectively. Such increase in salaries and employee benefits was primarily due to an increase in personnel as well as normal salary and merit increases. Net occupancy expense for the three months ended March 31, 2000 was $254,000 compared to $217,000 for the same period in 1999 resulting in an increase of $37,000 or 17.1%.

      INCOME TAXES. Income taxes amounted to $712,000 and $802,000 for the three months ended March 31, 2000 and 1999, respectively, resulting in effective tax rates of 33.2% and 34.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank's primary source of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At March 31, 2000, the Bank had outstanding advances from the FHLB of Dallas of $80.0 million. Such advances were used in the Bank's normal operating and investing activities.

      As of March 31, 2000, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At March 31, 2000, the Bank's tangible, core and risk-based capital ratios amounted to 11.2%, 11.2% and 21.5%, respectively.

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

FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains certain forward-looking statements and information relating to the Corporation that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Corporation or the Corporation's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Corporation with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Corporation does not intend to update these forward-looking statements.

                   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

For a discussion of the Corporation's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 1999 Annual Report to Stockholders. There has been no material change in the Corporation's asset and liability position or the market value of the Bank's portfolio equity since December 31, 1999.

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


                          FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.


Date:  May 12, 2000            By: /s/ Larry J. Brandt
                                   -----------------------
                                   Larry J. Brandt
                                   President



Date:  May 12, 2000            By: /s/ Tommy W. Richardson
                                   -----------------------
                                   Tommy W. Richardson
                                   Chief Financial Officer