Form 10-Q
period 2000-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2000-08-14
CIK 1006424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2000

                                       OR

           [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _____________ to ___________

                         Commission File Number 0-28312

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Texas                              71-0785261
   -------------------------------               ----------------
   (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)           Identification Number)

           200 West Stephenson
           Harrison, Arkansas                        72601
------------------------------------------      --------------------
  (Address of principal executive office)          (Zip Code)


                                 (870) 741-7641
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 2000, there were issued and outstanding 3,658,481 shares of the Registrant's Common Stock, par value $.01 per share.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Statements of Financial Condition
              As of June 30, 2000 (unaudited) and December 31, 1999                                      1

              Consolidated Statements of Income and Comprehensive Income for
              the three and six months ended June 30, 2000 (unaudited) and 1999 (unaudited)              2

              Consolidated Statement of Stockholders' Equity for the six
              months ended June 30, 2000 (unaudited)                                                     3

              Consolidated Statements of Cash Flows for the six months
              ended June 30, 2000 (unaudited) and 1999 (unaudited)                                       4

              Notes to Unaudited Consolidated Financial Statements                                       6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                      9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                14


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                         15
Item 2.       Changes in Securities and Use of Proceeds                                                 15
Item 3.       Defaults Upon Senior Securities                                                           15
Item 4.       Submission of Matters to a Vote of Security Holders                                       15
Item 5.       Other Information                                                                         16
Item 6.       Exhibits and Reports on Form 8-K                                                          16

SIGNATURES                                                                                              17

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)

                                                                                   June 30,     December 31,
ASSETS                                                                              2000            1999
                                                                                 (Unaudited)
                                                                                  ---------       ---------
Cash and cash equivalents                                                         $   9,621       $   9,983
Investment securities - held to maturity                                            191,806         189,263
Federal Home Loan Bank stock                                                          4,556           4,258
Loans receivable, net of allowance                                                  483,574         459,978
Accrued interest receivable                                                           6,463           5,977
Real estate acquired in settlement of loans, net                                        372           3,940
Office properties and equipment, net                                                  7,297           6,809
Prepaid expenses and other assets                                                       486             511
                                                                                  ---------       ---------
     TOTAL ASSETS                                                                 $ 704,175       $ 680,719
                                                                                  =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                          $ 535,849       $ 507,875
Federal Home Loan Bank advances                                                      88,866          83,972
Advance payments by borrowers for
 taxes and insurance                                                                    538           1,089
Other liabilities                                                                     2,427           8,146
                                                                                  ---------       ---------
     Total liabilities                                                              627,680         601,082
                                                                                  ---------       ---------
MINORITY INTEREST                                                                        14             822
                                                                                  ---------       ---------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000 shares
  authorized, none issued
Common stock, $.01 par value, 20,000,000 shares
  authorized, 5,153,751 shares issued, 3,693,481 and
  4,039,374 shares outstanding at June 30, 2000
  and December 31, 1999, respectively                                                    52              52
Additional paid-in capital                                                           50,886          50,793
Employee stock benefit plans                                                         (3,246)         (3,867)
Retained earnings-substantially restricted                                           54,839          52,598
                                                                                  ---------       ---------
                                                                                    102,531          99,576
Treasury stock, at cost, 1,460,270 and
   1,114,377 shares at June 30, 2000 and
   December 31, 1999, respectively                                                  (26,050)        (20,761)
                                                                                  ---------       ---------
     Total stockholders' equity                                                      76,481          78,815
                                                                                  ---------       ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                       $ 704,175       $ 680,719
                                                                                  =========       =========

See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except earnings per share)
                                   (Unaudited)

                                          Three Months Ended         Six Months Ended
                                                June 30,                 June 30,
                                         -------------------       --------------------
                                           2000         1999         2000         1999
                                         -------      -------      -------      -------
INTEREST INCOME:
  Loans receivable                       $ 9,434      $ 8,772      $18,581      $17,582
  Investment securities                    3,458        2,634        6,812        4,878
  Other                                       17          121           50          390
                                         -------      -------      -------      -------
      Total interest income               12,909       11,527       25,443       22,850
                                         -------      -------      -------      -------
INTEREST EXPENSE:
  Deposits                                 6,727        6,090       13,147       12,072
  Other borrowings                         1,280          599        2,505        1,263
                                         -------      -------      -------      -------
      Total interest expense               8,007        6,689       15,652       13,335
                                         -------      -------      -------      -------
NET INTEREST INCOME                        4,902        4,838        9,791        9,515
PROVISION FOR LOAN LOSSES                     --           --           --           20
                                         -------      -------      -------      -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                 4,902        4,838        9,791        9,495
                                         -------      -------      -------      -------
NONINTEREST INCOME:
  Deposit fee income                         268          239          495          459
  Other                                      183          274          341          447
                                         -------      -------      -------      -------
      Total noninterest income               451          513          836          906
                                         -------      -------      -------      -------
NONINTEREST EXPENSES:
  Salaries and employee benefits           1,860        1,722        3,857        3,473
  Net occupancy expense                      276          219          531          436
  Federal insurance premiums                  26           70           53          140
  Provision for real estate losses             9          310            9          312
  Data processing                            254          214          460          417
  Postage and supplies                       101          101          242          215
  Other                                      483          406          989          778
                                         -------      -------      -------      -------
      Total noninterest expenses           3,009        3,042        6,141        5,771
                                         -------      -------      -------      -------
INCOME BEFORE INCOME TAXES                 2,344        2,309        4,486        4,630
INCOME TAX PROVISION                         772          727        1,484        1,530
                                         -------      -------      -------      -------
NET INCOME AND COMPREHENSIVE INCOME      $ 1,572      $ 1,582      $ 3,002      $ 3,100
                                         =======      =======      =======      =======
EARNINGS PER SHARE:
  Basic                                  $  0.44      $  0.39      $  0.82      $  0.75
                                         =======      =======      =======      =======
  Diluted                                $  0.44      $  0.39      $  0.82      $  0.75
                                         =======      =======      =======      =======
Cash Dividends Declared                  $  0.10      $  0.08      $  0.20      $  0.16
                                         =======      =======      =======      =======

See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (In Thousands)
                                   (Unaudited)

                                           Issued                        Employee
                                        Common Stock        Additional     Stock                   Treasury Stock          Total
                                     ------------------      Paid-In     Benefit    Retained     -------------------  Stockholders'
                                     Shares      Amount       Capital      Plans    Earnings     Shares       Amount      Equity
                                     ------      ------     ----------   ---------  ---------    ------       -----   -------------
Balance, December 31, 1999          5,153,751      $52        $50,793     $(3,867)   $52,598   1,114,377    $(20,761)    $78,815

Net income                                                                             3,002                               3,002

Release of ESOP shares                                            160         208                                            368

Stock compensation expense                                                    413                                            413

Shares released from restricted
   stock trust                                                    (67)                                                       (67)

Purchase of treasury stock, at cost                                                              345,893      (5,289)     (5,289)

Dividends paid                                                                          (761)                               (761)
                                    ---------     ----        -------     -------    -------   ---------    --------     -------
Balance, June 30, 2000              5,153,751     $ 52        $50,886     $(3,246)   $54,839   1,460,270    $(26,050)    $76,481
                                    =========     ====        =======     =======    =======   =========    ========     =======


            See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                        Six Months Ended June 30,
                                                         -----------------------
                                                           2000          1999
                                                         --------       --------
OPERATING ACTIVITIES:
 Net income                                              $  3,002       $  3,100
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                                    --             20
  Provision for real estate losses                              9            312
  Deferred tax provision (benefit)                            348           (183)
  Federal Home Loan Bank stock dividends                     (207)          (105)
  Loss (gain) on sale of repossessed assets, net               (2)             9
  Originations of loans held for sale                      (2,298)       (11,125)
  Proceeds from sales of loans                              2,714         11,821
  Gain on sale of mortgage loans originated to sell           (28)          (147)
  Depreciation                                                328            256
  Depreciation on real estate owned                            32             64
  Accretion of deferred loan fees, net                       (250)          (439)
  Release of ESOP shares                                      312            360
  Stock compensation expense                                  413            377
  Changes in operating assets & liabilities:
     Accrued interest receivable                             (486)          (591)
     Prepaid expenses & other assets                           22           (360)
     Other liabilities                                       (150)           456
                                                         --------       --------
       Net cash provided by operating activities            3,759          3,825
                                                         --------       --------
INVESTING ACTIVITIES:
  Purchases of investment securities-held to
   maturity                                               (10,633)       (65,693)
  Proceeds from maturities of investment
   securities-held to maturity                              2,000         26,432
  Loan originations, net of repayments                    (23,027)        (1,379)
  Proceeds from sales of real estate owned                  2,885            125
  Purchases of office properties and equipment               (830)          (902)
                                                         --------       --------
     Net cash used by investing activities                (29,605)       (41,417)
                                                         --------       --------

                                                                     (Continued)

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                        Six Months Ended June 30,
                                                         -----------------------
                                                           2000          1999
                                                         --------       --------
FINANCING ACTIVITIES:
  Net increase in deposits                                 27,974         21,631
  Advances from FHLB                                       85,375         14,450
  Repayment of advances from FHLB                         (80,481)       (10,456)
  Net decrease in advance payments
     by borrowers for taxes & insurance                      (551)          (522)
  Purchase of treasury stock                               (5,289)        (4,382)
  Dividends paid                                             (761)          (698)
  Distributions related to minority interest                 (783)            --
                                                         --------       --------
     Net cash provided by financing activities             25,484         20,023
                                                         --------       --------
Net decrease in cash and cash equivalents                    (362)       (17,569)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                       9,983         26,163
                                                         --------       --------
  End of period                                          $  9,621       $  8,594
                                                         ========       ========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                             $ 15,579       $ 13,229
                                                         ========       ========
    Income taxes                                         $  1,245       $  1,634
                                                         ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
   Real estate acquired in settlement of loans           $    240       $    343
                                                         ========       ========
   Loans to facilitate sales of real estate owned        $    948       $    102
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

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

First Federal Bancshares of Arkansas, Inc. (the "Corporation") is a unitary holding company which owns all of the stock of First Federal Bank of Arkansas, FA (the "Bank"). The Bank provides a broad line of financial products to individuals and small to medium-sized businesses. The consolidated financial statements also include the accounts of the Bank's wholly-owned subsidiary, First Harrison Service Corporation ("FHSC"), whose activities are limited to owning an interest in a repossessed commercial property. During the first quarter of 1998, in settlement of a loan, FHSC obtained 75% ownership of a partnership that owned and operated a 202 room hotel in Oklahoma. The financial position and results of operations of this hotel property have been consolidated in the financial statements. The remaining 25% ownership is reflected in the consolidated statements of financial condition as minority interest. Such property was sold in the second quarter of 2000.

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

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, contained in the Corporation's 1999 Annual Report to Stockholders.

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

NOTE 3 - EARNINGS PER SHARE

The weighted average number of common shares used to calculate earnings per share for the periods ended June 30, 2000 and 1999 were as follows:

                                          Three months ended             Six months ended
                                              June 30,                      June 30,
                                       ------------------------      ------------------------
                                         2000           1999            2000          1999
                                       ---------      ---------      ---------      ---------
Basic weighted - average shares        3,569,403      4,092,848      3,640,909      4,118,953
Effect of dilutive securities                 --             --             --             --
                                       ---------      ---------      ---------      ---------
Diluted weighted - average shares      3,569,403      4,092,848      3,640,909      4,118,953

NOTE 4 - DECLARATION OF DIVIDENDS

At their meeting on May 23, 2000, the Board of Directors declared a $.10 (ten cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on June 23, 2000 to the stockholders of record at the close of business on June 9, 2000.

NOTE 5 - INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

                              June 30, 2000
                          ----------------------
                          Amortized      Fair
HELD TO MATURITY            Cost         Value
                          --------      --------
U. S. Government and
  Agency obligations      $191,806      $181,183
                          ========      ========

NOTE 6 - LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):

                                     June 30, 2000   December 31, 1999
                                     -------------   -----------------
First mortgage loans:
 One- to four- family residences        $ 375,917       $ 368,589
 Other properties                          33,292          28,830
 Construction                              30,317          25,797
 Less:
  Unearned discounts                         (212)           (233)
  Undisbursed loan funds                  (13,370)        (10,437)
  Deferred loan fees, net                  (2,850)         (2,972)
                                        ---------       ---------
   Total first mortgage loans             423,094         409,574
                                        ---------       ---------
Consumer and other loans:
 Commercial                                19,325          14,171
 Automobile                                14,598          13,205
 Consumer                                   4,901           4,285
 Home equity and second mortgage           17,499          15,009
 Savings                                    2,170           1,887
 Other                                      2,490           2,405
 Add deferred loan costs                      224             194
                                        ---------       ---------
    Total consumer and other loans         61,207          51,156
                                        ---------       ---------
Allowance for loan losses                    (727)           (752)
                                        ---------       ---------
    Loans receivable, net               $ 483,574       $ 459,978
                                        =========       =========

Non-accrual loans at June 30, 2000 were $953,000. All loans 90 days or more past due are recorded as non-accrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):

Balance at December 31, 1999                $752
 Provisions for estimated losses              --
 Recoveries                                   16
 Losses charged off                          (41)
                                            ----
Balance at June 30, 2000                    $727
                                            ====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

           At June 30, 2000, the Corporation's assets amounted to $704.2 million as compared to $680.7 million at December 31, 1999. The $23.5 million or 3.5% increase was primarily due to an increase of $23.6 million or 5.1% in net loans receivable. The effect of these increases on total assets was partially offset by a $3.6 million or 90.6% decrease in real estate acquired in settlement of loans, net. Loan originations for the six month period ended June 30, 2000 consisted of $42.1 million in one-to four- family residential loans, $800,000 in multi-family residential, $13.3 million in commercial loans, $18.4 million in construction loans and $19.4 million in consumer installment loans, of which $6.9 million consisted of home equity loans and $7.1 million consisted of automobile loans. At June 30, 2000, the Bank had outstanding loan commitments of $2.4 million, unused lines of credit of $6.8 million, and the undisbursed portion of construction loans of $13.4 million. Liabilities increased $26.6 million or 4.4% to $627.7 million at June 30, 2000 compared to $601.1 million at December 31, 1999. The increase in liabilities was primarily due to an increase of $28.0 million or 5.5% in deposits and an increase of $4.9 million or 5.8% in advances from the Federal Home Loan Bank of Dallas ("FHLB of Dallas"). Such increase was primarily used to fund the increase in net loans receivable. Stockholders' equity amounted to $76.5 million or 10.9% of total assets at June 30, 2000 compared to $78.8 million or 11.6% of total assets at December 31, 1999. The decrease in stockholders' equity was primarily due to the purchase of 345,893 shares of treasury stock totaling $5.3 million in connection with the Corporation's stock repurchase plan and to a lesser extent due to the payment of cash dividends aggregating $761,000. Such decrease during the six months ended June 30, 2000 was partially offset by net income of $3.0 million resulting from continued profitable operations.

           Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $1.3 million or .19% of total assets at June 30, 2000, compared to $5.3 million or .78% of total assets at December 31, 1999. Such decrease in non-performing assets was primarily due to a sale of a commercial real estate property in the second quarter of 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

           GENERAL. The Corporation reported net income of $1.6 million during the three months ended June 30, 2000 compared to net income of $1.6 million for the same period in 1999. The decrease of $10,000 in net income in the 2000 period compared to the same period in 1999 was primarily due to an increase in income tax expense and a decrease in noninterest income which was offset by an increase in net interest income and a decrease in noninterest expenses. Net interest income rose from $4.8 million for the three months ended June 30, 1999 to $4.9 million for the same period in 2000. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread and net interest margin decreased to 2.46% and 2.92%, respectively, for the 2000 three month period compared to 2.66% and 3.17%, respectively, for the 1999 three month period. These and other significant fluctuations in operations are discussed below.

           INTEREST INCOME. Interest income amounted to $12.9 million for the three months ended June 30, 2000 compared to $11.5 million for the same period in 1999. The increase of $1.4 million or 12.0% was primarily due to an increase in the average balances of investment securities and net loans receivable and in the average yield earned on investment securities. The increase in the average balance of investment securities was due to additional purchases of investment securities. The increase in the average balance of net loans receivable was due to the continued origination of loans. Such increase was partially offset by a decline in the average balance of other interest-earning assets, primarily interest-bearing deposits with banks.

           INTEREST EXPENSE. Interest expense increased $1.3 million or 19.7% to $8.0 million for the three months ended June 30, 2000 compared to $6.7 million for the same period in 1999. Such increase was primarily due to an increase in the average balance of FHLB of Dallas advances, an increase in interest rates paid on advances replacing maturing advances, an increase in the average balance of deposits and an increase in interest rates paid on such deposits.

           NONINTEREST INCOME. Noninterest income decreased $62,000 or 12.1% to $451,000 for the three months ended June 30, 2000 compared to $513,000 for the three months ended June 30, 1999. The decrease for the three month comparable periods was primarily due to decreases in gain on the sale of mortgage loans in the secondary mortgage market and loan fees related to the origination of such loans as well as a decline from a net profit to a net loss recognized from the operations of real estate owned. The gain on the sale of mortgage loans in the secondary mortgage market decreased $58,000 from $74,000 to $16,000 and loan fees related to the origination of such loans decreased $14,000 from $22,000 to $8,000. The decrease in noninterest income for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 was also due to a decline from a net profit to a net loss recognized from the operations of real estate owned in the amount of $80,000 to a net loss of $64,000 from a net profit of $16,000. The property primarily incurring such losses was disposed of in June 2000. The decrease in noninterest income for the three month comparable periods ended June 30 was partially offset by an increase of $29,000 or 12.0% from $239,000 to $268,000 in deposit fee income and an increase of $43,000 from $11,000 to $54,000 in gross revenue from full service brokerage operations.

           NONINTEREST EXPENSE. Noninterest expenses decreased $33,000 or 1.1% between the 2000 and 1999 three month periods ended June 30. The decrease in noninterest expenses during the three month period in 2000 compared to 1999 was primarily due to a decrease in provision for real estate losses. Provision for loss on real estate owned amounted to $9,000 compared to $310,000 for the three month periods ended June 30, 2000 and 1999, respectively. The provision provided for in 1999 was due to a write-down of a commercial real estate property. Such property was disposed of in June 2000. Such decrease in noninterest expenses was also due to a decrease of $44,000 from $70,000 to $26,000 in Federal Deposit Insurance Corporation insurance premiums as a result of a decline in the deposit assessment rate. The decrease in noninterest expense was minimized due to an increase in salaries and employee benefits, net occupancy expense, data processing expense and advertising expense. Salaries and employee benefits amounted to $1.9 million compared to $1.7 million resulting in an increase of $138,000 or 8.0% for the three month periods ended June 30, 2000 and 1999, respectively. Such increase in salaries and employee benefits was primarily due to an increase in personnel as well as salary and merit increases. Net occupancy expense for the three months ended June 30, 2000 was $276,000 compared to $219,000 for the same period in 1999 resulting in an increase of $57,000 or 26.0%. Data processing expense increased $40,000 or 18.7% to $254,000 for the three months ended June 30, 2000 compared to $214,000 for the same period in 1999. Such increases were primarily due to growth and additional product offerings. The increase of $23,000 or 37.5% from $62,000 to $85,000 in advertising costs for the three month comparable periods was due to promotion of new locations and product offerings.

           INCOME TAXES. Income taxes amounted to $772,000 and $727,000 for the three months ended June 30, 2000 and 1999, respectively, resulting in effective tax rates of 32.9% and 31.5%, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

           GENERAL. The Corporation reported net income of $3.0 million during the six months ended June 30, 2000 compared to $3.1 million for the same period in 1999. The decrease of $98,000 in net income in the 2000 period compared to the same period in 1999 was due to an increase in noninterest expenses which was partially offset by an increase in net interest income. Net interest income increased by $296,000 or 3.1% from $9.5 million to $9.8 million for the six month periods ended June 30, 1999 and 2000, respectively. The Corporation's net interest margin and interest rate spread was 2.94% and 2.48%, respectively, for the six months ended June 30, 2000 compared to 3.15% and 2.62%, respectively, for the same period in 1999.

           INTEREST INCOME. Interest income amounted to $25.4 million for the six months ended June 30, 2000 compared to $22.9 million for the same period in 1999. The increase of $2.6 million or 11.4% was primarily due to increases in the average balance of investment securities and net loans receivable and in the average yield earned on investment securities. The increase in the average balance of investment securities was due to additional purchases of investment securities. The increase in the average balance of net loans receivable was due to the continued origination of loans. Such increase was partially offset by a decline in the average yield earned on loans receivable. In addition, the average balance of other interest earning assets, primarily overnight funds, decreased during the comparable periods.

           INTEREST EXPENSE. Interest expense increased $2.3 million or 17.4% to $15.7 million for the six months ended June 30, 2000 compared to $13.3 million for the same period in 1999. Such increase was primarily due to an increase in the average balance of FHLB of Dallas advances, an increase in interest rates paid on advances replacing maturing advances, an increase in the average balance of deposits and an increase in interest rates paid on such deposits.

         NONINTEREST INCOME. Noninterest income decreased $70,000 or 7.7% to $836,000 for the six months ended June 30, 2000 compared to $906,000 for the six months ended June 30, 1999. The decrease for the six month comparable periods was primarily due to decreases in gain on the sale of mortgage loans in the secondary mortgage market and loan fees related to the origination of such loans as well as an increase in the net loss recognized from the operations of real estate owned. The gain on the sale of mortgage loans in the secondary mortgage market decreased $119,000 from $147,000 to $28,000 and loan fees related to the origination of such loans decreased $33,000 from $44,000 to $11,000. The decrease in noninterest income for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was also due to an increase of $68,000 from $43,000 to $111,000 in the net loss recognized from the operations of real estate owned. The property primarily incurring such losses was disposed of in June 2000. The decrease in noninterest income for the six month comparable periods ended June 30 was partially offset by an increase of $36,000 or 7.9% from $459,000 to $495,000 in deposit fee income and an increase of $78,000 from $14,000 to $92,000 in gross revenue from full service brokerage operations.

           NONINTEREST EXPENSE. Noninterest expenses increased $370,000 or 6.4% between the 2000 and 1999 six month periods ended June 30. Noninterest expense increased primarily due to an increase in salaries and employee benefits, net occupancy expense, data processing expense and advertising expense. Salaries and employee benefits amounted to $3.9 million compared to $3.5 million resulting in an increase of $384,000 or 11.1% for the six month periods ended June 30, 2000 and 1999, respectively. Such increase in salaries and employee benefits was primarily due to an increase in personnel as well as salary and merit increases. Net occupancy expense for the six months ended June 30, 2000 was $531,000 compared to $436,000 for the same period in 1999 resulting in an increase of $95,000 or 21.7%. Data processing expense increased $43,000 or 10.3% to $460,000 for the six months ended June 30, 2000 compared to $417,000 for the same period in 1999. Such increase was primarily due to growth and additional product offerings. The increase of $59,000 or 52.6% from $112,000 to $171,000 in advertising costs for the six month comparable periods was due to promotion of new locations and product offerings. The increase in noninterest expenses during the six month period in 2000 compared to 1999 was partially offset by a decrease in provision for real estate losses. Provision for loss on real estate owned amounted to $9,000 compared to $312,000 for the six month periods ended June 30, 2000 and 1999, respectively. The provision provided for in 1999 was due to a write-down of a commercial real estate property. Such property was disposed of in June 2000. The increase in noninterest expenses was also partially offset by a decrease of $87,000 from $140,000 to $53,000 in Federal Deposit Insurance Corporation insurance premiums as a result of a decline in the deposit assessment rate.

           INCOME TAXES. Income taxes amounted to $1.5 million and $1.5 million for the six months ended June 30, 2000 and June 30, 1999, respectively, resulting in effective tax rates of 33.1% and 33.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

           The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank's primary source of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At June 30, 2000, the Bank had outstanding advances from the FHLB of Dallas of $88.9 million. Such advances were used in the Bank's normal operating and investing activities.

           As of June 30, 2000, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At June 30, 2000, the Bank's tangible, core and risk-based capital ratios amounted to 10.6%, 10.6% and 20.5%, respectively.

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

 Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    On April 27, 2000, the Corporation held an annual meeting of stockholders for the following purposes:

                           (1) To elect two directors for a term of three years; and

                           (2) To ratify the appointment by the Board of Directors of Deloitte and Touche LLP as the Corporation's independent auditors for the year ending December 31, 2000.

                    The results of the voting are set forth below:

                              Proposal One (Election of Directors):

                                                                      AGAINST/
                NAME                                  FOR             WITHHELD
             Frank L. Coffman, Jr.                 3,247,454           126,359
             John Paul Hammerschmidt               3,247,854           125,959

   Proposal Two (Ratification of Auditors):

                          FOR                        AGAINST          ABSTAIN
                       3,286,736                      78,177            8,900

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

                                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

    Date: August 14, 2000               By: /s/ LARRY J. BRANDT
                                            -------------------------
                                             Larry J. Brandt
                                             President



    Date: August 14, 2000

                                        By: /s/ TOMMY W. RICHARDSON
                                            -------------------------
                                             Tommy W. Richardson
                                             Chief Financial Officer