Form 10-Q
period 2000-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2000-11-13
CIK 1006424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission File Number 0-28312

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Texas                                   71-0785261
------------------------------------------------     ---------------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer
                 organization)                       Identification Number)

           200 West Stephenson
            Harrison, Arkansas                               72601
  ---------------------------------------                 ----------
  (Address of principal executive office)                 (Zip Code)

                                 (870) 741-7641
         --------------------------------------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 9, 2000, there were issued and outstanding 3,553,981 shares of the Registrant's Common Stock, par value $.01 per share.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

               Consolidated Statements of Financial Condition
               As of September 30, 2000 (unaudited) and December 31, 1999                                         1

               Consolidated Statements of Income and Comprehensive Income for
               the three and nine months ended September 30, 2000 (unaudited)
               and 1999 (unaudited)                                                                               2

               Consolidated Statement of Stockholders' Equity for the nine
               months ended September 30, 2000 (unaudited)                                                        3

               Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2000 (unaudited) and 1999 (unaudited)                                          4

               Notes to Unaudited Consolidated Financial Statements                                               6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                              9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                        14


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                 15
Item 2.        Changes in Securities and Use of Proceeds                                                         15
Item 3.        Defaults Upon Senior Securities                                                                   15
Item 4.        Submission of Matters to a Vote of Security Holders                                               15
Item 5.        Other Information                                                                                 15
Item 6.        Exhibits and Reports on Form 8-K                                                                  15

SIGNATURES                                                                                                       16

                                    FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  (In Thousands)

                                                                               September 30,            December 31,
                                                                                   2000                    1999
                                                                               (Unaudited)
                                                                                -----------              -----------
ASSETS:
Cash and cash equivalents                                                       $     10,834             $     9,983
Investment securities - held to maturity                                             187,808                 189,263
Federal Home Loan Bank stock                                                           5,015                   4,258
Loans receivable, net of allowance                                                   493,051                 459,978
Accrued interest receivable                                                            5,790                   5,977
Real estate acquired in settlement of loans, net                                         242                   3,940
Office properties and equipment, net                                                   7,198                   6,809
Prepaid expenses and other assets                                                        312                     511
                                                                                 -----------             -----------
     TOTAL ASSETS                                                                $   710,250             $   680,719
                                                                                 ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                         $   536,038             $   507,875
Federal Home Loan Bank advances                                                       94,762                  83,972
Advance payments by borrowers for
 taxes and insurance                                                                     825                   1,089
Other liabilities                                                                      2,798                   8,146
                                                                                 -----------             -----------
     Total liabilities                                                               634,423                 601,082
                                                                                 -----------             -----------
MINORITY INTEREST                                                                          4                     822
                                                                                 -----------             -----------
STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000 shares
  authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 5,153,751 shares issued, 3,576,981 and 4,039,374 shares outstanding at September 30, 2000
  and December 31, 1999, respectively                                                     52                      52
Additional paid-in capital                                                            50,962                  50,793
Employee stock benefit plans                                                          (2,963)                 (3,867)
Retained earnings-substantially restricted                                            55,865                  52,598
                                                                                 -----------             -----------
                                                                                     103,916                  99,576
Treasury stock, at cost, 1,576,770 and
   1,114,377 shares at September 30, 2000 and
   December 31, 1999, respectively                                                   (28,093)                (20,761)
                                                                                 -----------             -----------
     Total stockholders' equity                                                       75,823                  78,815
                                                                                 -----------             -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                      $   710,250             $   680,719
                                                                                 ===========             ===========

See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except earnings per share)
                                   (Unaudited)

                                                                                   Three Months                  Nine Months
                                                                                      Ended                         Ended
                                                                                 September 30,                  September 30,
                                                                            ------------------------------------------------------
                                                                              2000            1999           2000            1999
INTEREST INCOME:
  Loans receivable                                                           $9,811          $8,896        $28,391         $26,478
  Investment securities                                                       3,383           3,006         10,196           7,884
  Other                                                                          24              32             74             422
                                                                             ------          ------         ------          ------
      Total interest income                                                  13,218          11,934         38,661          34,784
                                                                             ------          ------         ------          ------
INTEREST EXPENSE:
  Deposits                                                                    7,105           6,210         20,252          18,282
  Other borrowings                                                            1,521             853          4,026           2,117
                                                                             ------          ------         ------          ------
      Total interest expense                                                  8,626           7,063         24,278          20,399
                                                                             ------          ------         ------          ------
NET INTEREST INCOME                                                           4,592           4,871         14,383          14,385
PROVISION FOR LOAN LOSSES                                                        --              --             --              20
                                                                             ------          ------         ------          ------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                                    4,592           4,871         14,383          14,365
                                                                             ------          ------         ------          ------
NONINTEREST INCOME:
  Deposit fee income                                                            280             259            775             718
  Other                                                                         284             163            625             611
                                                                             ------          ------         ------          ------
      Total noninterest income                                                  564             422          1,400           1,329
                                                                             ------          ------         ------          ------
NONINTEREST EXPENSES:
  Salaries and employee benefits                                              2,006           1,768          5,864           5,241
  Net occupancy expense                                                         285             228            816             664
  Federal insurance premiums                                                     27              71             79             211
  Provision for real estate losses                                                6              --             14             312
  Data processing                                                               217             228            677             644
  Postage and supplies                                                          108             102            350             317
  Other                                                                         443             408          1,432           1,187
                                                                             ------          ------         ------          ------
      Total noninterest expenses                                              3,092           2,805          9,232           8,576
                                                                             ------          ------         ------          ------
INCOME BEFORE INCOME TAXES                                                    2,064           2,488          6,551           7,118
INCOME TAX PROVISION                                                            678             837          2,163           2,367
                                                                             ------          ------         ------          ------
NET INCOME AND COMPREHENSIVE INCOME                                          $1,386          $1,651         $4,388          $4,751
                                                                             ======          ======         ======          ======
EARNINGS PER SHARE:
  Basic                                                                      $ 0.41          $ 0.42         $ 1.23          $ 1.17
                                                                             ======          ======         ======          ======
  Diluted                                                                    $ 0.41          $ 0.42         $ 1.23          $ 1.17
                                                                             ======          ======         ======          ======
Cash Dividends Declared                                                      $ 0.10          $ 0.08         $ 0.30          $ 0.24
                                                                             ======          ======         ======          ======

See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (In Thousands)
                                   (Unaudited)

                                          Issued                      Employee
                                        Common Stock      Additional    Stock                  Treasury Stock         Total
                                       -------------       Paid-In     Benefit    Retained   ------------------   Stockholders'
                                     Shares      Amount    Capital      Plans     Earnings   Shares     Amount        Equity
                                    --------    -------    --------    -------   ----------  -------   --------   ------------
Balance, December 31, 1999         5,153,751    $    52    $ 50,793    $(3,867)   $52,598   1,114,377   $(20,761)   $ 78,815

Net income                                                                          4,388                              4,388

Release of ESOP shares                                          236        312                                           548

Stock compensation expense                                                 592                                           592

Shares released from restricted
   stock trust                                                  (67)                                                     (67)

Purchase of treasury stock, at
cost                                                                                          462,393     (7,332)     (7,332)

Dividends paid                                                                     (1,121)                            (1,121)
                                   ---------    -------    --------    -------    -------   ---------   --------    --------
Balance, September 30, 2000        5,153,751    $    52    $ 50,962    $(2,963)   $55,865   1,576,770   $(28,093)   $ 75,823
                                  ==========    =======    ========    =======    =======   =========   ========    ========

See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                 -------------------------------------
                                                                                     2000                      1999
                                                                                 -------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                        $4,388                      $4,751
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                                                             --                          20
  Provision for real estate losses                                                      14                         312
  Deferred tax provision (benefit)                                                     293                        (180)
  Federal Home Loan Bank stock dividends                                              (284)                       (161)
  Loss (gain) on sale of repossessed assets, net                                        (5)                          6
  Originations of loans held for sale                                               (4,468)                    (13,367)
  Proceeds from sales of loans                                                       4,368                      14,360
  Gain on sale of mortgage loans originated to sell                                    (47)                       (177)
  Depreciation                                                                         498                         393
  Depreciation on real estate owned                                                     32                          96
  Accretion of deferred loan fees, net                                                (358)                       (600)
  Release of ESOP shares                                                               487                         546
  Stock compensation expense                                                           592                         566
  Changes in operating assets & liabilities:
     Accrued interest receivable                                                       187                        (423)
     Prepaid expenses & other assets                                                   196                        (291)
     Other liabilities                                                                 280                         817
                                                                                   -------                     -------
       Net cash provided by operating activities                                     6,173                       6,668
                                                                                   -------                     -------

INVESTING ACTIVITIES:
  Purchases of investment securities-held to
   maturity                                                                        (11,017)                    (82,941)
  Proceeds from maturities of investment
   securities-held to maturity                                                       6,000                      28,432
  Loan originations, net of repayments                                             (31,745)                    (14,853)
  Proceeds from sales of real estate owned                                           2,898                         157
  Purchases of office properties and equipment                                        (901)                     (1,185)
                                                                                   -------                     -------
     Net cash used by investing activities                                         (34,765)                    (70,390)
                                                                                   -------                     -------

                                  (Continued)

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                 -------------------------------------
                                                                                     2000                      1999
                                                                                 -------------------------------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                          28,163                      28,193
  Advances from FHLB                                                               116,575                      68,650
  Repayment of advances from FHLB                                                 (105,785)                    (41,659)
  Net decrease in advance payments
     by borrowers for taxes & insurance                                               (264)                       (239)
  Purchase of treasury stock                                                        (7,332)                     (6,584)
  Dividends paid                                                                    (1,121)                     (1,033)
  Distributions related to minority interest                                          (793)                         --
                                                                                  --------                    --------
     Net cash provided by financing activities                                      29,443                      47,328
                                                                                  --------                    --------
Net increase (decrease) in cash and cash equivalents                                   851                     (16,394)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                9,983                      26,163
                                                                                   -------                     -------
  End of period                                                                    $10,834                    $  9,769
                                                                                   =======                    ========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                       $23,967                    $ 20,228
                                                                                   =======                    ========
    Income taxes                                                                   $ 1,765                    $  2,574
                                                                                   =======                    ========
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
   Real estate acquired in settlement of loans                                     $   347                    $    644
                                                                                   =======                    ========
   Loans to facilitate sales of real estate owned                                  $ 1,170                    $    174
                                                                                   =======                    ========

                                   (Concluded)

See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

First Federal Bancshares of Arkansas, Inc. (the "Corporation") is a unitary holding company which owns all of the stock of First Federal Bank of Arkansas, FA (the "Bank"). The Bank provides a broad line of financial products to individuals and small to medium-sized businesses. The consolidated financial statements also include the accounts of the Bank's wholly-owned subsidiary, First Harrison Service Corporation ("FHSC"), whose activities are limited. During the first quarter of 1998, in settlement of a loan, FHSC obtained 75% ownership of a partnership that owned and operated a 202 room hotel in Oklahoma. The financial position and results of operations of this hotel property have been consolidated in the financial statements. The remaining 25% ownership is reflected in the consolidated statements of financial condition as minority interest. Such property was sold in the second quarter of 2000.

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

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, contained in the Corporation's 1999 Annual Report to Stockholders.

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

NOTE 3 - EARNINGS PER SHARE

The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2000 and 1999 were as follows:

                                                        Three months ended                 Nine months ended
                                                          September 30,                      September 30,
                                                    ---------------------------        --------------------------
                                                      2000               1999             2000            1999
                                                    ---------         ---------        ---------        ---------
Basic weighted - average shares                     3,407,258         3,938,312        3,562,457        4,058,077
Effect of dilutive securities                             125                --               42               --
                                                    ---------         ---------        ---------        ---------
Diluted weighted - average shares                   3,407,383         3,938,312        3,562,499        4,058,077

NOTE 4 - DECLARATION OF DIVIDENDS

At their meeting on August 24, 2000, the Board of Directors declared a $.10 (ten cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on September 25, 2000 to the stockholders of record at the close of business on September 11, 2000.

NOTE 5 - INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

                                                         September 30, 2000
                                                    ---------------------------
                                                     Amortized           Fair
                                                       Cost             Value
                                                    ----------        ---------
HELD TO MATURITY
 U. S. Government and
   Agency obligations                                $187,808          $178,944
                                                     ========          ========

NOTE 6 - LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):

                                                                      September 30, 2000               December 31, 1999
                                                                      ------------------               -----------------
First mortgage loans:
 One- to four- family residences                                           $377,527                        $368,589
 Other properties                                                            39,664                          28,830
 Construction                                                                26,711                          25,797
 Less:
  Unearned discounts                                                           (211)                           (233)
  Undisbursed loan funds                                                    (11,557)                        (10,437)
  Deferred loan fees, net                                                    (2,796)                         (2,972)
                                                                           --------                        --------
   Total first mortgage loans                                               429,338                         409,574
                                                                           --------                        --------
Consumer and other loans:
 Commercial                                                                  19,852                          14,171
 Automobile                                                                  15,289                          13,205
 Consumer                                                                     5,564                           4,285
 Home equity and second mortgage                                             18,582                          15,009
 Savings                                                                      2,227                           1,887
 Other                                                                        2,676                           2,405
 Add deferred loan costs                                                        239                             194
                                                                           --------                        --------
    Total consumer and other loans                                           64,429                          51,156
                                                                           --------                        --------
Allowance for loan losses                                                      (716)                           (752)
                                                                           --------                        --------
    Loans receivable, net                                                  $493,051                        $459,978
                                                                           ========                        ========

Non-accrual loans at September 30, 2000 were $1.1 million. All loans 90 days or more past due are recorded as non-accrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):

Balance at December 31, 1999                                      $752
 Provisions for estimated losses                                    --
 Recoveries                                                         23
 Losses charged off                                                (59)
                                                                  ----
Balance at September 30, 2000                                     $716
                                                                  ====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     At September 30, 2000, the Corporation's assets amounted to $710.3 million as compared to $680.7 million at December 31, 1999. The $29.6 million or 4.3% increase was primarily due to an increase of $33.1 million or 7.2% in net loans receivable. The effect of this increase on total assets was partially offset by a $3.7 million or 93.9% decrease in real estate acquired in settlement of loans, net. Loan originations for the nine month period ended September 30, 2000 consisted of $62.4 million in one- to four- family residential loans, $800,000 in multi-family residential loans, $23.3 million in commercial loans, $25.0 million in construction loans and $29.6 million in consumer installment loans, of which $10.7 million consisted of home equity loans and $10.3 million consisted of automobile loans. At September 30, 2000, the Bank had outstanding loan commitments of $3.0 million, unused lines of credit of $7.4 million, and the undisbursed portion of construction loans of $11.6 million. Liabilities increased $33.3 million or 5.5% to $634.4 million at September 30, 2000 compared to $601.1 million at December 31, 1999. The increase in liabilities was primarily due to an increase of $28.2 million or 5.5% in deposits and an increase of $10.8 million or 12.8% in advances from the Federal Home Loan Bank of Dallas ("FHLB of Dallas"). Such increases were primarily used to fund the increase in net loans receivable. Stockholders' equity amounted to $75.8 million or 10.7% of total assets at September 30, 2000 compared to $78.8 million or 11.6% of total assets at December 31, 1999. The decrease in stockholders' equity was primarily due to the purchase of 462,393 shares of treasury stock totaling $7.3 million in connection with the Corporation's stock repurchase plan and to a lesser extent due to the payment of cash dividends aggregating $1.1 million. Such decrease during the nine months ended September 30, 2000 was partially offset by net income of $4.4 million resulting from continued profitable operations.

     Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $1.3 million or .19% of total assets at September 30, 2000, compared to $5.3 million or .78% of total assets at December 31, 1999. Such decrease in non-performing assets was primarily due to a sale of a commercial real estate property in the second quarter of 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     GENERAL. The Corporation reported net income of $1.4 million during the three months ended September 30, 2000 compared to net income of $1.7 million for the same period in 1999. The decrease of $265,000 in net income in the 2000 period compared to the same period in 1999 was primarily due to a decrease in net interest income and an increase in noninterest expenses which was offset by an increase in noninterest income and a decrease in income tax expense.
Net interest income declined from $4.9 million for the three months ended September 30, 1999 to $4.6 million for the same period in 2000. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest- bearing liabilities. The Corporation's interest rate spread and net interest margin decreased to 2.19%
and 2.67%, respectively, for the 2000 three month period compared to 2.60% and 3.09%, respectively, for the 1999 three month period. These and other significant fluctuations in operations are discussed below.

     INTEREST INCOME. Interest income amounted to $13.2 million for the three months ended September 30, 2000 compared to $11.9 million for the same period in 1999. The increase of $1.3 million or 10.8% was primarily due to an increase in the average balances of net loans receivable and investment securities and in the average yield earned on net loans receivable and investment securities. The increase in the average balance of investment securities was due to additional purchases of investment securities. The increase in the average balance of net loans receivable was due to the continued origination of loans.

     INTEREST EXPENSE. Interest expense increased $1.6 million or 22.1% to $8.6 million for the three months ended September 30, 2000 compared to $7.0 million for the same period in 1999. Such increase was primarily due to an increase in the average balance of FHLB of Dallas advances, an increase in interest rates paid on advances replacing maturing advances, an increase in the average balance of deposits and an increase in interest rates paid on such deposits.

     NONINTEREST INCOME. Noninterest income increased $142,000 or 33.6% to $564,000 for the three months ended September 30, 2000 compared to $422,000 for the three months ended September 30, 1999. The increase in noninterest income for the three month comparable periods ended September 30 was primarily due to an increase of $58,000 from $9,000 to $67,000 in gross revenue from full service brokerage operations, an increase of $21,000 or 8.2% from $259,000 to $280,000 in deposit fee income and an increase of $17,000 or 32.0% from $54,000 to $71,000 in electronic banking transaction fees. The increase in noninterest income was also due to a decline in the net loss recognized from the operations of real estate owned in the amount of $34,000. The property primarily incurring such losses was disposed of in June 2000. The increase in noninterest income was partially offset by a decline from $28,000 to $19,000 or $9,000 in the gain on the sale of mortgage loans in the secondary mortgage market.

     NONINTEREST EXPENSE. Noninterest expenses increased $287,000 or 10.2% between the 2000 and 1999 three month periods ended September 30. The increase in noninterest expenses during the three month period in 2000 compared to 1999 was primarily due to an increase in salaries and employee benefits and net occupancy expenses. Salaries and employee benefits amounted to $2.0 million compared to $1.8 million resulting in an increase of $238,000 or 13.5% for the three month periods ended September 30, 2000 and 1999, respectively. Such increase in salaries and employee benefits was primarily due to an increase in personnel as well as salary and merit increases. Net occupancy expense for the three months ended September 30, 2000 was $285,000 compared to $228,000 for the same period in 1999 resulting in an increase of $57,000 or 25.0%. Such increase in noninterest expenses was partially offset by a decrease of $44,000 from $71,000 to $27,000 in Federal Deposit Insurance Corporation insurance premiums as a result of a decline in the deposit assessment rate.

     INCOME TAXES. Income taxes amounted to $678,000 and $837,000 for the three months ended September 30, 2000 and 1999, respectively, resulting in effective tax rates of 32.8% and 33.6%, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     GENERAL. The Corporation reported net income of $4.4 million during the nine months ended September 30, 2000 compared to $4.8 million for the same period in 1999. The decrease of $363,000 in net income in the 2000 period compared to the same period in 1999 was due to an increase in noninterest expenses which was partially offset by an increase in net interest income and a decrease in income tax expense. Net interest income increased by $18,000 or .1% for the nine month period ended September 30, 1999 compared to the same period in 2000. The Corporation's net interest margin and interest rate spread was 2.85% and 2.38%, respectively, for the nine months ended September 30, 2000 compared to 3.13% and 2.62%, respectively, for the same period in 1999.

     INTEREST INCOME. Interest income amounted to $38.7 million for the nine months ended September 30, 2000 compared to $34.8 million for the same period in 1999. The increase of $3.9 million or 11.1% was primarily due to increases in the average balance of investment securities and net loans receivable and in the average yield earned on investment securities. The increase in the average balance of investment securities was due to additional purchases of investment securities. The increase in the average balance of net loans receivable was due to the continued origination of loans. In addition, the average balance of other interest earning assets, primarily overnight funds, decreased during the comparable periods.

     INTEREST EXPENSE. Interest expense increased $3.9 million or 19.0% to $24.3 million for the nine months ended September 30, 2000 compared to $20.4 million for the same period in 1999. Such increase was primarily due to an increase in the average balance of FHLB of Dallas advances, an increase in interest rates paid on advances replacing maturing advances, an increase in the average balance of deposits and an increase in interest rates paid on such deposits.

     NONINTEREST INCOME. Noninterest income increased $71,000 or 5.3% to $1.4 million for the nine months ended September 30, 2000 compared to $1.3 million for the nine months ended September 30, 1999. The increase in noninterest income for the nine month comparable periods ended September 30 was due to an increase of $136,000 from $23,000 to $159,000 in gross revenue from full service brokerage operations, an increase of $57,000 or 8.0% from $718,000 to $775,000 in deposit fee income, and an increase of $43,000 or 29.3% from $146,000 to $189,000 in electronic banking transaction fees. Such increase was partially offset by a decrease in gain on the sale of mortgage loans in the secondary mortgage market and loan fees related to the origination of such loans as well as an increase in the net loss recognized from the operations of real estate owned. The gain on the sale of mortgage loans in the secondary mortgage market decreased $130,000 from $177,000 to $47,000 and loan fees related to the origination of such loans decreased $33,000 from $53,000 to $20,000. The increase in noninterest income for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was also partially offset by an increase
                                       11
of $34,000 from $77,000 to $111,000 in the net loss recognized from the operations of real estate owned. The property primarily incurring such losses was disposed of in June 2000.

     NONINTEREST EXPENSE. Noninterest expenses increased $656,000 or 7.6% between the 2000 and 1999 nine month periods ended September 30. Noninterest expense increased primarily due to an increase in salaries and employee benefits, net occupancy expense, data processing expense and advertising expense. Salaries and employee benefits amounted to $5.9 million compared to $5.3 million resulting in an increase of $623,000 or 11.9% for the nine month periods ended September 30, 2000 and 1999, respectively. Such increase in salaries and employee benefits was primarily due to an increase in personnel as well as salary and merit increases. Net occupancy expense for the nine months ended September 30, 2000 was $816,000 compared to $664,000 for the same period in 1999 resulting in an increase of $152,000 or 22.8%. Data processing expense increased $33,000 or 5.0% to $677,000 for the nine months ended September 30, 2000 compared to $644,000 for the same period in 1999. Such increase was primarily due to growth and additional product offerings. The increase of $61,000 or 33.9% from $180,000 to $241,000 in advertising costs for the nine month comparable periods was due to promotion of new locations and product offerings. The increase in noninterest expenses during the nine month period in 2000 compared to 1999 was partially offset by a decrease in provision for real estate losses. Provision for loss on real estate owned amounted to $14,000 compared to $312,000 for the nine month periods ended September 30, 2000 and 1999, respectively. The provision in 1999 was due to a write-down of a commercial real estate property. Such property was disposed of in June
2000. The increase in noninterest expenses was also partially offset by a decrease of $132,000 from $211,000 to $79,000 in Federal Deposit Insurance Corporation insurance premiums as a result of a decline in the deposit assessment rate.

     INCOME TAXES. Income taxes amounted to $2.2 million and $2.4 million for the nine months ended September 30, 2000 and September 30, 1999, respectively, resulting in effective tax rates of 33.0% and 33.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At September 30,

2000, the Bank had outstanding advances from the FHLB of Dallas of $94.8 million. Such advances were used in the Bank's normal operating and investing activities.

     As of September 30, 2000, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At September 30, 2000, the Bank's tangible, core and risk-based capital ratios amounted to 10.3%, 10.3% and 19.6%, respectively compared to applicable requirements of 1.5%, 3.0% and 8.0%, respectively.

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

                                      FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



 Date: November 13, 2000      By: /s/Larry J. Brandt
                                  --------------------------
                                   Larry J. Brandt
                                   President


 Date: November 13, 2000      By: /s/Tommy W. Richardson
                                 ----------------------------
                                   Tommy W. Richardson
                                   Chief Financial Officer