Form 10-K405
period 2000-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2001-03-30
CIK 1006424

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-28312

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           TEXAS                                                             71-0785261
                 --------------------------                                      ----------------------------------
                (State or other jurisdiction                                              (I.R.S. Employer
              of incorporation or organization)                                        Identification Number)

                     200 WEST STEPHENSON
                     HARRISON, ARKANSAS                                                         72601
               ------------------------------                                     ---------------------------------
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
Yes   X   No
     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 22, 2001, the aggregate value of the 3,023,041 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 362,666 shares held by all directors and officers of the Registrant as a group, was approximately $58.2 million. This figure is based on the last sales price of $19.25 per share of the Registrant's Common Stock on March 22, 2001.

Number of shares of Common Stock outstanding as of March 22, 2001: 3,385,707

                       DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I.

ITEM 1.  BUSINESS

GENERAL

    FIRST FEDERAL BANCSHARES OF ARKANSAS, INC. First Federal Bancshares of Arkansas, Inc. (the "Company") is a Texas corporation organized in January 1996 by First Federal Bank of Arkansas, FA ("First Federal" or the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP"), and the portion of the net proceeds retained by the Company in connection with the Bank's conversion to stock form and the concurrent offering of the Company's common stock (the "Conversion"). The business and management of the Company consists of the business and management of the Bank. The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future. At December 31, 2000, the Company had $713.9 million in total assets, $540.3 million in total deposits and $76.6 million in stockholders' equity.

    The Company's executive office is located at the home office of the Bank at 200 West Stephenson Avenue, Harrison, Arkansas 72601, and its telephone number is (870) 741-7641.

    FIRST FEDERAL BANK OF ARKANSAS, FA. The Bank is a federally chartered stock savings and loan association which was formed in 1934. First Federal conducts business from its main office and thirteen full service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. First Federal's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum extent permitted by law.

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

LENDING ACTIVITIES

    GENERAL. At December 31, 2000, the Bank's total portfolio of loans receivable ("total loan portfolio"), amounted to $510.8 million or 71.6% of the Company's $713.9 million of total assets at such time. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans collateralized by single-family (one- to four-family) residential property. Consistent with such approach, $377.3 million or 73.9% of the Bank's total loan portfolio consisted of one- to four-family residential loans at December 31, 2000. To a significantly lesser extent, the Bank also originates multi-family residential loans, commercial real estate loans, construction loans, commercial loans and consumer loans. At December 31, 2000, such loan categories amounted to $3.7 million, $38.1 million, $24.9 million, $20.2 million and $46.6 million, respectively, or .7%, 7.5%, 4.9%, 4.0% and 9.1% of the total loan portfolio, respectively. The Bank currently does not offer loans which are insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Office of Veterans Affairs ("VA").

    LOAN COMPOSITION. The following table sets forth certain data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.


                                                                                        December 31,
                             -------------------------------------------------------------------------------------------------------
                                        2000                      1999                      1998                      1997
                             -----------------------   -----------------------    -----------------------   ------------------------
                                           Percentage                 Percentage                Percentage                Percentage
                                Amount      of Loans      Amount       of Loans      Amount      of Loans      Amount      of Loans
                             -----------  -----------  -----------   -----------  -----------  -----------  -----------  -----------
                                                                                   (Dollars in Thousands)
Real estate loans:
 Single-family residential       $377,341         73.87%    $368,589        77.73%    $370,211        81.66%    $370,955      83.18%
 Multi-family residential           3,666           .72        2,812          .59        1,540          .34        1,303        .29
 Commercial real estate            38,085          7.46       26,018         5.49       23,196         5.12       18,593       4.17
 Construction                      24,937          4.88       25,797         5.44       18,226         4.02       20,753       4.66
                                 --------       -------     --------      -------     --------     --------     --------     ------
   Total real estate loans        444,029         86.93      423,216        89.25      413,173        91.14      411,604      92.30
                                 --------       -------     --------      -------     --------      -------      -------      -----

Commercial loans                   20,239          3.96       14,171         2.99        8,437         1.86        5,649       1.27
                                 --------       -------     --------      -------    ---------      -------     --------      -----

Consumer loans:
 Home equity and second
  mortgage loans                   19,797          3.87       15,009         3.17       13,308         2.94       13,023       2.92
 Automobile                        16,051          3.14       13,205         2.78       10,693         2.36        8,307       1.86
 Other                             10,703          2.10        8,577         1.81        7,712         1.70        7,372       1.65
                                 --------       -------    ---------      -------     --------     --------      -------     ------
   Total consumer loans            46,551          9.11       36,791         7.76       31,713         7.00       28,702       6.43
                                 --------       -------     --------      -------     --------     --------      -------     ------
    Total loans receivable        510,819        100.00%     474,178       100.00%     453,323       100.00%     445,955     100.00%
                                  -------        ======      -------       ======     --------      =======      -------     ======

Less:
 Undisbursed loan funds            (9,126)                   (10,437)                   (6,770)                   (7,305)
 Unearned discounts and net
  deferred loan fees               (2,697)                    (3,011)                   (3,296)                   (3,512)
 Allowance for loan losses           (691)                      (752)                     (771)                   (1,196)
                                 --------                   --------                 ---------                  --------
   Total loans receivable, net   $498,305                   $459,978                  $442,486                  $433,942
                                 ========                   ========                 =========                  ========



                                   December 31,
                               -----------------------
                                          1996
                               -----------------------

                                            Percentage
                                 Amount       of Loans
                               ----------   ----------
Real estate loans:
 Single-family residential       $338,349        82.36%
 Multi-family residential           1,555          .38
 Commercial real estate            19,136         4.66
 Construction                      20,053         4.88
                                 --------       ------
   Total real estate loans        379,093        92.28
                                  -------       ------

Commercial loans                    4,348         1.06
                                 --------       ------
Consumer loans:
 Home equity and second
  mortgage loans                   12,549         3.06
 Automobile                         7,556         1.84
 Other                              7,244         1.76
                                  -------       ------
   Total consumer loans            27,349         6.66
                                  -------       ------

    Total loans receivable        410,790       100.00%
                                  -------       ======

Less:
 Undisbursed loan funds            (8,670)
 Unearned discounts and net
  deferred loan fees               (4,361)
 Allowance for loan losses         (1,251)
                                ---------
   Total loans receivable, ne    $396,508
                                =========

    LOAN MATURITY AND INTEREST RATES. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.



                                                            After Three     After Five      After Ten
                                              One Year         Years          Years           Years         Beyond
                                Within         Through         Through      Through Ten       Through       Twenty
                               One Year      Three Years     Five Years        Years       Twenty Years      Years          Total
                             -----------    ------------    -----------    -----------    ------------    ----------     ----------
                                                                        (In Thousands)
Real estate loans:
 Single-family residential       $   464         $ 1,335        $ 3,060         $41,199        $151,865      $179,418       $377,341
 Multi-family residential            138              --            243             614           2,409           262          3,666
 Commercial real estate              318           7,767         11,787           5,746          12,467            --         38,085
 Construction                      6,179              --            670             350           3,438        14,300         24,937
 Commercial loans                 10,818           2,004          3,117           2,867           1,433            --         20,239
 Consumer loans                   14,917          13,186         15,943           2,214             291            --         46,551
                                 -------          ------         ------         -------        --------     ---------       --------
     Total(1)                    $32,834         $24,292        $34,820         $52,990        $171,903      $193,980       $510,819
                                 =======         =======        =======         =======        ========      ========       ========

----------------------
(1) Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

    The following table sets forth the dollar amount of the Bank's loans at December 31, 2000 due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.


                                                                        Floating or
                                                 Fixed-Rates          Adjustable-Rates             Total
                                            -------------------    -------------------        ---------------
                                                                       (In Thousands)
Real estate loans:
  Single-family residential                              $125,999                $250,878          $376,877
  Multi-family residential                                  2,880                     648             3,528
  Commercial real estate                                   37,767                      --            37,767
  Construction                                              4,073                  14,685            18,758
Commercial loans                                            9,421                      --             9,421
Consumer loans                                             31,634                      --            31,634
                                                         --------               ---------          --------
     Total                                               $211,774                $266,211          $477,985
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

    ORIGINATION, PURCHASE AND SALE OF LOANS. The lending activities of the Bank are subject to the written, non- discriminatory, underwriting standards and policies established by the Bank's Board of Directors and management. Loan originations are obtained by a variety of sources, including realtors, walk-in customers, solicitation by branch managers and employees, radio, television and newspaper advertising. In its marketing, the Bank emphasizes its community ties and an efficient underwriting and approval process. The Bank believes it can provide its personalized service to its customers in a more efficient manner due in part to the use of in-house appraisal and underwriting staff. The Bank requires hazard, title and, to the extent applicable, flood insurance on all security property.

    Loan applications are initially processed by branch managers or loan officers and all first mortgage real estate loans up to $250,000 must be approved by one member of the Bank's Loan Committee. Loans between $250,000 and $500,000 must be approved by two members of the Bank's Loan Committee, one of which must be a senior vice president or above. Real estate loans between $500,000 and $750,000 must be approved by three members of the Bank's Loan Committee, one of which must be a senior vice president or above. Real estate loans in excess of $750,000 must initially be approved by three Loan Committee members, one of which must be an executive vice president or above, and thereafter by the Bank's Board of Directors in advance of closing. Consumer loans are initially processed by consumer loan officers and are required to be approved by designated officers of the Bank depending on the amount of the loan. All loans are ratified, subsequent to the loan being closed, by the Board of Directors.

    Historically, the Bank has not been an active purchaser of loans due to consistent loan demand. No loans were purchased during the last three years.

    The Bank originates and generally sells all loans with fixed terms greater than fifteen years to specific investors in the secondary mortgage loan market. This allows the Bank to provide to its customers competitive long-term fixed-rate loan products without assuming additional interest rate risk. These loans are originated subject to underwriting by a third party with the purchase price confirmed by the respective investor prior to loan closing. Due to these loans being underwritten by a third party, the repurchase risk typically associated with such contracts is being assumed by the underwriter. The Bank is not involved in loan hedging or other speculative mortgage origination activities. In 2000, 1999, and 1998, the Bank's loan sales were $8.6 million, $15.5 million, and $20.5 million, respectively.

    Set forth below is a table showing the Bank's originations, sales and repayments of loans during the periods indicated.


                                                            Year Ended December 31,
                                       -----------------------------------------------------------------
                                               2000                    1999                   1998
                                       -------------------    -------------------    -------------------
                                                                  (In Thousands)
Loans receivable at beginning
  of period                                  $474,178                $453,323               $445,955
                                              -------                 -------                -------
Loan originations:
  Real estate:
    Single-family residential                  79,327                  97,236                114,518
    Multi-family residential                    1,017                   1,812                    590
    Commercial real estate                     14,913                   7,266                 13,776
    Construction                               30,522                  31,175                 24,033
  Commercial loans                             14,626                  10,783                  7,159
  Consumer:
    Home equity and second
      mortgage loans                           15,512                  11,861                  9,652
    Automobile                                 13,597                  11,735                 10,273
    Other                                      11,206                   8,801                  8,830
                                              -------                --------              ---------
      Total loan originations                 180,720                 180,669                188,831
Repayments                                   (134,408)               (143,388)              (156,426)
Loan sales                                     (8,590)                (15,516)               (20,494)
Other                                          (1,081)                   (910)                (4,543)
                                              -------                --------              ---------
Net loan activity                              36,641                  20,855                  7,368
                                              -------                --------              ---------
Loans receivable
  at end of period                           $510,819                $474,178               $453,323
                                             ========                ========               ========

Multi-family residential, commercial real estate, construction and commercial loans comprised 33.8%, 28.2%, and 24.1% of total loan originations, respectively, for the years ended December 31, 2000, 1999, and 1998. Such loans generally have a greater risk of uncollectibility. At the balance sheet date, there were no impaired loans in these loan types.

    LOANS-TO-ONE BORROWER. A savings institution generally may not make loans-to-one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2000, the Bank's limit on loans-to-one borrower was approximately $11.2 million. At December 31, 2000, the Bank's largest loan or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $6.7 million. Such amount consists of 23 loans, primarily commercial real estate loans, all of which were current at December 31, 2000. The Bank's ten largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $36.1 million at December 31, 2000. At December 31, 2000, the Bank had $312,000 of such loans that were thirty days or less delinquent. All of such delinquent loans were either current or paid-off within thirty days after December 31, 2000.

    ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank has historically concentrated its lending activities on the origination of loans collateralized by first mortgage liens on existing one- to four-family residences. At December 31, 2000, $377.3 million or 73.9% of the Bank's total loan portfolio consisted of one- to four-family residential real estate loans. The Bank originated $79.3 million, $97.2 million and $114.5 million of one- to four-family residential loans in 2000, 1999, and 1998, respectively, and intends to continue to emphasize the origination of permanent loans collateralized by first mortgage liens on one- to four-family residential properties in the future. Of the $377.3 million of such loans at December 31, 2000, $251.1 million or 66.6% had adjustable-rates of interest (including $175.0 million in seven-year adjustable rates) and $126.2 million or 33.4% had fixed-rates of interest.

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

    The Bank's residential mortgage loans typically do not exceed 90% of the appraised value of the security property. However, pursuant to underwriting guidelines adopted by the Board of Directors, the Bank can lend up to 97% of the appraised value of the property securing a one- to four-family residential loan, and requires borrowers to obtain private mortgage insurance on loans where the principal amount of the loan exceeds 90% of the appraised value of the security property unless waived based on credit score or other compensating factors. At December 31, 2000, the Bank had $1.4 million of nonperforming single-family residential loans. See "- Asset Quality."

    MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. Although the Bank does not emphasize multi-family residential loans and has not been active in this area, the Bank offers mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At December 31, 2000, $3.7 million or .7% of the Bank's total loan portfolio consisted of loans collateralized by existing multi-family residential real estate properties.

    Multi-family loans are generally made on terms up to ten years with fixed rates although the Bank will originate such loans with call provisions up to five years. Loan to value ratios on the Bank's multi-family real estate loans are currently limited to 80%. It is also the Bank's general policy to obtain corporate or personal guarantees, as applicable, on its multi- family residential real estate loans from the principals of the borrower.

    Multi-family real estate lending entails significant additional risks as compared with one- to four-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as economic conditions generally. At December 31, 2000, the Bank did not have any nonperforming multi-family real estate loans. See "- Asset Quality."

    COMMERCIAL REAL ESTATE LOANS. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 2000, $38.1 million or 7.5% of the Bank's total loan portfolio consisted of loans collateralized by existing commercial real estate properties.

    The majority of the Bank's commercial real estate loans are collateralized by office buildings, convenience stores, service stations, mini-storage facilities, hotels, churches and small shopping malls. The majority of the Bank's commercial real estate loans are collateralized by property located in the Bank's market area.

    At December 31, 2000, the Bank had approximately $10.3 million of loans which are either for the construction of service station and convenience store facilities or are collateralized by such facilities. The Bank requires that construction loans for such facilities meet present standards established by the Environmental Protection Agency. With respect to existing facilities, the Bank requires an environmental study of the property. To date, the Bank has not experienced any material credit or environmental problems with such loans.

    The Bank's policy requires appraisals of all properties securing commercial real estate loans. The Bank considers the quality and location of the real estate, the credit of the borrower, cash flow of the project and the quality of management involved with the property. The Bank's commercial real estate loans are originated with fixed interest rates generally based on a fifteen year amortization schedule and loan to value ratios on such loans are generally limited to 80%. As part of the criteria for underwriting multi-family and commercial real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.2. It is also the Bank's policy to typically obtain corporate or personal guarantees, as applicable, on its commercial real estate loans from the principals of the borrower.

    Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as regional and economic conditions generally. At December 31, 2000, the Bank had $48,000 of nonperforming commercial real estate loans.
See "-Asset Quality."

    CONSTRUCTION LOANS. The Bank also originates primarily residential construction loans, although the Bank has originated commercial real estate and multi-family residential construction loans. The Bank's construction lending activities are limited to the Bank's primary market area. At December 31, 2000, construction loans amounted to $24.9 million or 4.9% of the Bank's total loan portfolio, of which $22.8 million consisted of single-family residential construction loans and $2.1 million consisted of commercial real estate and multi-family residential construction loans. The Bank's construction loans generally have fixed interest rates for a term of six months to nine months. However, the Bank is permitted to originate construction loans with terms of up to two years under its loan policy. Commercial real estate and multi-family residential construction loans are made with a maximum loan to value ratio of 80%. Construction loans to individuals are typically made with a loan to value ratio of up to 90% and non-owner occupied construction loans are limited to 80%.

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

    The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and by limiting its construction lending to primarily residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan to value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships. At December 31, 2000, the Bank did not have any nonperforming construction loans. See "- Asset Quality."

    COMMERCIAL LOANS. To a limited extent, the Bank offers commercial loans which primarily consist of equipment and inventory loans which are typically cross-collateralized by commercial real estate. The Bank does not actively market such loans and offers such loans primarily as an accommodation to its present customers. At December 31, 2000, such loans amounted to $20.2 million or 4.0% of the total loan portfolio. At December 31, 2000, the Bank had one nonperforming commercial loan totaling $20,000. See "- Asset Quality."

    The Bank's commercial loans are originated with fixed interest rates with call provisions between one and five years. Such loans are typically based on a fifteen year amortization schedule.

    CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Bank include primarily home equity and second mortgage loans, automobile loans, deposit account secured loans and unsecured loans. Consumer loans amounted to $46.6 million or 9.1% of the total loan portfolio at December 31, 2000, of which $19.8 million, $16.1 million and $10.7 million consisted of home equity and second mortgage loans, automobile loans and other consumer loans, respectively. The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community oriented financial institution.

    The Bank's home equity and second mortgage loans are typically fixed-rate loans with terms of up to 15 years. Although the Bank does not require that it hold the first mortgage on the secured property, the Bank does hold the first mortgage on a significant majority of its home equity and second mortgage loans. The Bank limits the mortgages on the secured property to 90% of the value of the secured property.

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

    Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2000, the Bank had $140,000 of nonperforming consumer loans. See "-Asset Quality."

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

    DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2000, in dollar amounts and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                    Single-family                                   Commercial
                      Residential            Construction           Real Estate         Commercial           Consumer
                  ----------------------  --------------------   -----------------  ------------------  ------------------
                              Percentage            Percentage          Percentage          Percentage          Percentage
                               of Total              of Total            of Total            of Total             of Total
                   Amount        Loans    Amount       Loans     Amount    Loans    Amount     Loans    Amount     Loans
                  -------     ----------  ------    ----------   ------  ---------  ------  ----------  ------  ----------
                                                          (Dollars in Thousands)
Loans
delinquent:
30-59 days         $2,546         .50%     $  28        .01%      $891        .17%    $166        .03%    $414        .08%
60-89 days            706         .14         66        .01         --         --      167        .03      203        .04
90 days and
over                1,438         .28         --         --         48        .01       20        .01      140        .03
                    -----                  -----                   ---                 ---                 ---
Total              $4,690                   $ 94                  $939                $353                $757
                    =====                  =====                   ===                 ===                 ===


    Interest income that would have been recorded under the original terms of the Bank's non-accruing loans for the year ended December 31, 2000 amounted to $127,000, and the interest recognized during this period amounted to $65,000.

    The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated.


                                                                       December 31,
                                                -------------------------------------------------------------
                                                2000           1999          1998       1997          1996
                                                ----           ----          ----       ----          ----
                                                                  (Dollars in Thousands)
Nonperforming loans:
  Single-family residential                    $1,438         $1,203        $1,275     $ 1,001        $ 493
  Multi-family residential                         --             --            --         109           --
  Commercial real estate                           48             --            --       3,365(1)        --
  Commercial loans                                 20             23            30          48           --
  Consumer loans                                  140            121           159         434          228
                                               ------        -------         -----      ------         ----
     Total nonperforming loans                  1,646          1,347         1,464       4,957          721
                                                -----         ------         -----       -----         ----
Real estate owned                                 261          3,940(1)      4,270(1)      195          154
                                               ------          -----         -----      ------          ---
     Total nonperforming assets                $1,907         $5,287        $5,734      $5,152         $875
                                                =====          =====         =====       =====          ===
Total nonperforming loans as a
  percentage of total loans
  receivable                                    0.32%          0.28%          0.32%      1.11%        0.18%
                                                ====           ====           ====        ====         ====
Total nonperforming assets as a
  percentage of total assets                    0.27%          0.78%          0.93%      0.94%        0.17%
                                                ====           ====          =====       ====          ====

--------------

(1) The Bank reclassified a previously reported non-accrual commercial real estate loan secured by a 202 room hotel in Oklahoma to real estate owned in 1998. Real estate owned primarily consists of the Bank's 75% ownership of this property. As a result of such 75% ownership interest, the Bank is required to include the 25% minority interest ownership in the real estate owned amount shown above. Such property was disposed of in the second quarter of 2000.

    CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At December 31, 2000, the Bank had $1.9 million of classified assets, $1.8 million of which were classified as substandard and $60,000 of which were classified as loss. In addition, at such date, the Bank had $163,000 of assets designated as special mention.

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

    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.


                                                        Year Ended December 31,
                                   -----------------------------------------------------------------
                                      2000         1999          1998           1997          1996
                                      ----         ----          ----           ----          ----
                                                        (Dollars in Thousands)
Total loans outstanding at
 end of period                     $ 510,819     $ 474,178     $ 453,323     $ 445,955     $ 410,790
                                   =========     =========     =========     =========     =========
Average loans outstanding          $ 481,112     $ 447,631     $ 441,702     $ 415,075     $ 369,185
                                   =========     =========     =========     =========     =========
Allowance at beginning of period   $     752     $     771     $   1,196     $   1,251     $   1,228
                                   ---------     ---------     ---------     ---------     ---------
Charge-offs:
  Single-family residential              (28)           (9)          (17)         --            --
  Commercial real estate                --            --            (369)         --            --
  Commercial loans                       (20)         --            --            --            --
  Consumer loans                         (40)          (57)         (103)          (67)          (40)
                                   ---------     ---------     ---------     ---------     ---------
    Total charge-offs                    (88)          (66)         (489)          (67)          (40)
                                   ---------     ---------     ---------     ---------     ---------
Recoveries:
  Commercial real estate                --            --            --            --               1
  Consumer loans                          27            27             9            12             2
                                   ---------     ---------     ---------     ---------     ---------
    Total recoveries                      27            27             9            12             3
                                   ---------     ---------     ---------     ---------     ---------
Net charge-offs                          (61)          (39)         (480)          (55)          (37)
                                   ---------     ---------     ---------     ---------     ---------
Total provisions for losses             --              20            55          --              60
                                   ---------     ---------     ---------     ---------     ---------
Allowance at end of period         $     691     $     752     $     771     $   1,196     $   1,251
                                   =========     =========     =========     =========     =========
Allowance for loan losses as a
  percentage of total loans
  outstanding at end of period          0.14%         0.16%         0.17%         0.27%         0.30%
                                   =========     =========     =========     =========     =========
Net loans charged-off as a
  percentage of average loans
  outstanding                           0.01%         0.01%         0.11%         0.01%         0.01%
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



                                                                   December 31,
                            --------------------------------------------------------------------------------------------------------
                                     2000                1999           1998                    1997                      1996
                            -------------------  -------------------  --------------------  --------------------  ------------------
                                     Percent of           Percent of            Percent of            Percent of         Percent of
                                    Total Loans           Total Loans          Total Loans           Total Loans         Total Loans
                            Amount  by Category  Amount   by Category  Amount  by Category  Amount   by Category  Amount by Category
                            ------  -----------  ------   ----------- -------- -----------  -------  -----------  ------ ----------
                                                                                 (Dollars in Thousands)
Single-family residential    $   57    73.87%     $   50    77.73%     $   46     81.66%      $   49      83.18%   $   11    82.36%
Multi-family residential       --        .72          --      .59          --       .34           --        .29        --      .38
Commercial real estate          190     7.46         149     5.49         147      5.12          125       4.17       117     4.66
Construction loans             --       4.88          --     5.44          --      4.02           --       4.66        --     4.88
Commercial loans                101     3.96          31     2.99          60      1.86           13       1.27        19     1.06
Consumer loans                  158     9.11         144     7.76         135      7.00          221       6.43       270     6.66
Unallocated                     185     --           378       --         383      --            788         --       834       --
                             ------   ------      ------    ------     ------    ------       ------     ------    ------   ------
    Total                    $  691   100.00%     $  752    100.00%    $  771    100.00%      $1,196     100.00%   $1,251   100.00%
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

    Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings, net of taxes, and reported as a separate component of equity. At December 31, 2000, the Bank held no investment securities classified as available for sale. At December 31, 2000, approximately $14 million of the Bank's investment securities were pledged as collateral for certain deposits in excess of $100,000. At December 31, 2000, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company's stockholders' equity.

    The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2000. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.


                                  Less Than             One to Five          Five to Ten            After Ten
                                   One Year                Years                Years                 Years              Total
                                ----------------      ----------------    ----------------      ----------------   ----------------
                                Amount     Yield      Amount     Yield     Amount     Yield      Amount     Yield   Amount    Yield
                                ------     -----      ------     -----     ------     -----      ------     -----   ------    -----
                                                                        (Dollars in Thousands)
Bonds and other debt
 securities held to maturity:
 U.S. Government and
  agency obligations             $1,105     6.11%     $1,609      6.31%   $15,099      6.94%   $166,497      6.89%  $184,310  6.89%
                                  =====                =====               ======               =======              =======


    As of December 31, 2000, there were approximately $183 million of investments with issuer call options, of which approximately $174 million are callable within one year.

    The following table sets forth the carrying value of the Company's investment securities classified as held to maturity. The Company held no investment securities as available for sale at the dates indicated.


                                                                   December 31,
                                                  ------------------------------------------
                                                  2000               1999               1998
                                                  ----               ----               ----
                                                            (In Thousands)
Investment securities held
  to maturity:
  U.S. Government and agency
    obligations                                  $184,310           $189,263           $127,175
                                                 ========           ========           ========

    As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock. At December 31, 2000, the Bank's investment in FHLB stock amounted to $5.1 million. No ready market exists for such stock and it has no quoted market value.

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

    The Bank considers its primary market area to be Northcentral and Northwest Arkansas. The Bank utilizes traditional marketing methods to attract new customers and savings deposits. The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas at December 31, 2000.

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


                                                                                December 31,
                                                      ----------------------------------------------------------------------
                                                              2000                    1999                       1998
                                                      -------------------        -----------------        ------------------
                                                      Amount           %         Amount         %         Amount         %
                                                      ------         ----        ------       ----        ------        ----
                                                                           (Dollars in Thousands)
Certificate accounts:
      3.00% - 3.99%                                  $    379           .1%    $  1,107          .2%    $    453         .1%
      4.00% - 5.99%                                   155,948         28.8      291,342        57.4      278,335       57.9
      6.00% - 7.99%                                   270,733         50.1      107,065        21.1       91,156       18.9
      8.00% and over                                    5,961          1.1        5,800         1.1        8,821        1.8
                                                      -------        -----      -------       -----      -------       ----
  Total certificate accounts                          433,021         80.1      405,314        79.8      378,765       78.7
                                                      -------         ----      -------        ----      -------       ----

Transaction accounts:
  Passbook and statement savings                       24,300          4.5       26,031         5.1       25,916        5.4
  Money market accounts                                16,980          3.2       15,735         3.1       16,164        3.4
  NOW accounts/DDA                                     66,026         12.2       60,795        12.0       60,248       12.5
                                                      -------        -----     --------       -----     --------
     Total transaction accounts                       107,306         19.9      102,561        20.2      102,328       21.3
                                                      -------        -----      -------      ------      -------      -----
     Total deposits                                  $540,327        100.0%    $507,875       100.0%    $481,093      100.0%
                                                      =======        =====      =======       =====      =======      =====

    The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.



                                                                  Year Ended December 31,
                                       ---------------------------------------------------------------------------------
                                               2000                           1999                         1998
                                       ----------------------       ------------------------       ---------------------
                                                      Average                        Average                     Average
                                        Average        Rate          Average           Rate        Average        Rate
                                        Balance        Paid          Balance           Paid        Balance        Paid
                                        -------       -------        -------         -------       -------       -------
                                                                   (Dollars in Thousands)
Passbook and statement savings
  accounts                              $ 25,760          2.72%       $ 27,098          2.72%      $ 26,128         2.72%
Money market accounts and
  NOW accounts                            66,767          2.53          64,043          2.32         58,226         2.33
Demand deposit accounts                   14,449            --          14,063            --         11,758           --
Certificates of deposit                  421,945          5.99         396,616          5.63        366,484         5.99
                                         -------                       -------                      -------
    Total deposits                      $528,921          5.23%       $501,820          4.90%      $462,596         5.19%
                                         =======                       =======                      =======


    The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2000 and 1999 and the amounts at December 31, 2000 which mature during the periods indicated.


                                                                                 Balance at December 31, 2000
                                              December 31,               Maturing in the 12 Months Ending December 31,
                                        ----------------------------   ----------------------------------------------------
                                             2000            1999          2001           2002         2003      Thereafter
                                        ------------    ------------   -----------    -----------   ---------   -----------
                                                                         (In Thousands)
Certificates of Deposit
3.00% - 3.99%                             $     379        $  1,107     $     379        $    --    $     --    $     --
4.00% - 5.99%                               155,948         291,342       126,488         19,922       4,888        4,650
6.00% - 7.99%                               270,733         107,065       173,779         68,398      12,726       15,830
8.00% and over                                5,961           5,800            --             --       5,653          308
                                           --------        --------      --------        -------     -------      -------
  Total certificate accounts               $433,021        $405,314      $300,646        $88,320     $23,267      $20,788
                                           ========        ========      ========        =======     =======      =======


    The following table sets forth the savings flows of the Bank during the periods indicated.



                                                               Year Ended December 31,
                                                   ----------------------------------------------
                                                        2000            1999             1998
                                                   -----------    --------------    -------------
                                                                    (In Thousands)
Increase before interest credited                    $11,064         $  7,926          $11,895
Interest credited                                     21,388           18,856           18,324
                                                      ------           ------           ------
  Net increase in deposits                           $32,452          $26,782          $30,219
                                                      ======           ======           ======


    The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at December 31, 2000 by time remaining to maturity.


                                                                Amount
                                                                ------
Period Ending:                                              (In Thousands)
March 31, 2001                                                $24,562
June 30, 2001                                                  24,112
September 30, 2001                                              9,688
December 31, 2001                                               6,133
After December 31, 2001                                        25,323
                                                               ------
  Total certificates of deposit with
    balances of $100,000 or more                              $89,818
                                                               ======

    BORROWED FUNDS. The Bank utilizes FHLB advances in its normal operating and investing activities. The Bank pledges as collateral for FHLB advances its FHLB stock and has entered into blanket collateral agreements with the FHLB. The Bank agrees to maintain sufficient collateral to secure borrowings in an aggregate amount of the lessor of 75% of the unpaid principal balance of the borrower's first mortgage collateral and 45% of the home equity and commercial loans or 35% of the borrower's assets.

    Advances at December 31, 2000, have maturity dates and weighted average rates as follows:


                             Weighted
    Year Ending               Average
    December 31                 Rate           Amount
-----------------            --------          ------
        2001                    6.68%         $47,500
        2002                    6.55           32,959
        2003                    6.41            6,000
        2004                    6.07            1,000
        2005                    6.54            4,900
      THEREAFTER                6.44            1,000
                                              -------
       TOTAL                    6.60%         $93,359
                                              =======

    The following table sets forth information with respect to the Company's FHLB advances at and during the periods indicated.



                                           At or For the Year Ended December 31,
                                       ---------------------------------------------
                                         2000              1999                 1998
                                         ----              ----                 ----
                                                  (Dollars in Thousands)
Maximum balance                        $97,963            $83,972             $50,687
Average balance                         87,999             57,949              30,452
                                       -------            -------             -------
Year end balance                        93,359             83,972              48,985
                                       -------            -------             -------
Weighted average
Interest rate:
  At end of year                          6.60%              5.76%               5.57%
  During the year                         6.35               5.58                5.81


EMPLOYEES

    The Bank had 195 full-time employees and 32 part-time employees at December 31, 2000. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

SUBSIDIARIES

    The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. The Bank's only subsidiary, First Harrison Service Corporation (the "Service Corporation"), was formed in 1971. At December 31, 2000, the Service Corporation was inactive. However, the Service Corporation held a 75% ownership in a partnership that owned and operated a hotel in Oklahoma for the first six months of the year. Such property was acquired during the first quarter of 1998, in settlement of a loan. The property was sold in the second quarter of 2000. The Service Corporation recorded a net loss of approximately $111,000 during 2000.

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

    HOLDING COMPANY ACTIVITIES. The Company operates as a unitary savings and loan holding company. As a result of recently enacted legislation, the activities of a new unitary savings and loan holding company like the Company and its non-savings institution subsidiaries are restricted to activities traditionally permitted to multiple savings and loan holding companies and to financial holding companies under newly added provisions of the Bank Holding Company Act. Multiple savings and loan holding companies may:

    o furnish or perform management services for a savings association subsidiary of a savings and loan holding company;

    o hold, manage or liquidate assets owned or acquired from a savings association subsidiary of a savings and loan holding company;

    o hold or manage properties used or occupied by a savings association subsidiary of a savings and loan holding company;

    o engage in activities determined by the Federal Reserve to be closely related to banking and a proper incident thereto; and

    o engage in services and activities previously determined by the Federal Home Loan Bank Board by regulation to be permissible for a multiple savings and loan holding company as of March 5, 1987.

    The activities financial holding companies may engage in include:

    o lending, exchanging, transferring or investing for others, or safeguarding money or securities;

    o insuring, guaranteeing or indemnifying others, issuing annuities, and acting as principal, agent or broker for purposes of the foregoing;

    o providing financial, investment or economic advisory services, including advising an investment company;

    o issuing or selling interests in pooled assets that a bank could hold directly;

    o   underwriting, dealing in or making a market in securities; and

    o   merchant banking activities.

    If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk. These restrictions include limiting the following:

    o   the payment of dividends by the savings institution;

    o   transactions between the savings institution and its affiliates; and

    o any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

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

    In general, a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates up to certain limits. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, a savings institution may not:

    o make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

    o purchase or invest in securities of an affiliate other than shares of a subsidiary;

    o   purchase a low-quality asset from an affiliate; or

    o engage in covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate except on terms and conditions that are consistent with safe and sound banking practices.

With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

THE BANK

    GENERAL. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The last regulatory examination of the Bank by the OTS was completed in April, 2000. The Bank was not required to make any material changes to its operations as a result of such examination. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

    Currently, FDIC deposit insurance rates generally range from zero basis points to 27 basis points, depending on the assessment risk classification assigned to the depository institution. From 1998 through 1999, SAIF members paid 6.4 basis points, while Bank Insurance Fund ("BIF") member institutions paid approximately 1.3 basis points. In 2000, SAIF and BIF members both paid approximately 2.07 basis points.

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

    Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at December 31, 2000. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not materially affect the Bank's regulatory capital. At December 31, 2000, the Bank exceeded its tangible, core and risk-based capital requirements.

    In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage- related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

    LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 2000, the Bank's liquidity ratio was 30.7%.

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

    Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 2000, the qualified thrift investments of the Bank were approximately 80.0% of its portfolio assets.

    FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2000, the Bank had $93.4 million of outstanding FHLB advances.

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2000, the Bank had $5.1 million in FHLB stock, which was in compliance with this requirement. No ready market exists for such stock and it has no quoted market value.

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

    FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 2000, no reserves were required to be maintained on the first $5.5 million of transaction accounts, reserves of 3% were required to be maintained against the next $42.8 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

    A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre- 1988 reserves or, (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

    The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2000, the Bank's pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

    NET OPERATING LOSS CARRYOVERS. A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1997. At December 31, 2000, the Bank had no NOL carryforwards for federal income tax purposes.

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

    The Bank's federal income tax returns for the tax years ended December 31, 1997 forward are open under the statute of limitations and are subject to review by the IRS.

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

ITEM 2.  PROPERTIES.

    At December 31, 2000, the Bank conducted its business from its executive office in Harrison, Arkansas, and thirteen full service offices, all of which are located in Northcentral and Northwest Arkansas.

    The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of the Bank at December 31, 2000.


                                               Leased/                 Net Book Value
         Description/Address                    Owned                   of Property             Amount of Deposits
----------------------------------    ----------------------     ------------------------   -----------------------
                                                                                   (In Thousands)
200 West Stephenson                             Owned                          $1,775(1)                $146,721
Harrison, AR 72601

128 West Stephenson                             Owned                             210                           (2)
Harrison, AR  72601

Corner Central & Willow                         Owned                             230                           (2)
Harrison, AR  72601

Ozark Mall - Hwy. 62-65 North                 Leased(3)                            26                     23,543
Harrison, AR  72601

324 Hwy. 62-65 Bypass                           Owned                             274                     48,437
Harrison, AR  72601

210 South Main                                  Owned                             262                     31,862
Berryville, AR  72616

668 Highway 62 East                             Owned                             598                    163,088
Mountain Home, AR  72653

1337 Highway 62 SW                              Owned                             978                     12,922
Mountain Home, AR 72653

301 Highway 62 West                             Owned                             135                     22,510
Yellville, AR  72687

307 North Walton Blvd.                          Owned                             294                     28,748
Bentonville, AR  72712

3460 North College                              Owned                             434                     32,144
Fayetteville, AR  72703

1303 West Hudson                                Owned                             219                      4,403
Rogers, AR  72756

201 East Henri De Tonti Blvd.                   Owned                             237                      8,167
Tontitown, AR  72764

2025 North Crossover Road                       Owned                             783                      7,456
Fayetteville, AR 72703

249 West Main Street                          Leased(4)                           137                      7,304
Farmington, AR 72730

2030 West Elm                                   Owned                             578                      3,022
Rogers, AR 72756

---------------------
(1)   Includes property acquisition for expansion in north Harrison.
(2)   Such offices do not open deposit accounts.
(3)   Such property is subject to a month-to-month lease.
(4)   Such property is subject to a five year lease expiring November 1, 2002.

ITEM 3. LEGAL PROCEEDINGS.

     Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required herein, to the extent applicable, is incorporated by reference from page 44 of the Company's 2000 Annual Report to Stockholders ("2000 Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

     The information required herein is incorporated by reference from pages 4 and 5 of the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required herein is incorporated by reference from pages 7 to 16 of the 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information required herein is incorporated by reference from pages 7 to 9 of the 2000 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required herein is incorporated by reference from page 6 and pages 18 to 42 of the 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein is incorporated by reference from pages 3 to 5 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 26, 2001 ("Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from pages 9 to 13 of the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required herein is incorporated by reference from pages 6 to 8 of the Definitive Proxy Statement.

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

     (1) The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

                  Independent Auditors' Report
                  Consolidated Statements of Financial Condition at December 31,
                   2000 and 1999
                  Consolidated Statements of Income for the years ended
                   December 31, 2000, 1999 and 1998
                  Consolidated Statements of Changes in Stockholders' Equity for
                    the years ended December 31, 2000, 1999 and 1998.
                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 2000, 1999 and 1998.
                  Notes to Consolidated Financial Statements.

     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

     (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

                                  EXHIBIT INDEX

2.1*    Plan of Conversion
3.1*    Articles of Incorporation of First Federal Bancshares of Arkansas, Inc.
3.2*    Bylaws of First Federal Bancshares of Arkansas, Inc.
4.0**   Stock Certificate of First Federal Bancshares of Arkansas, Inc.
10.5*   Employment Agreement between the Company, the Bank and Frank L. Coffman, Jr.
10.6*   Employment Agreement between the Company, the Bank and Larry J. Brandt
10.7*   Employment Agreement between the Company, the Bank and Carolyn M. Thomason
13.0    2000 Annual Report to Stockholders
22.0    Subsidiaries of the Registrant - Reference is made to
          "Item 1 Business - Subsidiaries" for the required information


--------------------------

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



                                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



                                 By:   /s/ LARRY J. BRANDT
                                       -----------------------------------------
                                       Larry J. Brandt
                                       President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ FRANK L. COFFMAN, JR.                                                              March 30, 2001
------------------------------------------
Frank L. Coffman, Jr.
Chairman of the Board and Chief
  Executive Officer


/s/ LARRY J. BRANDT                                                                    March 30, 2001
------------------------------------------
Larry J. Brandt
President and Chief
 Operating Officer


/s/ JOHN P. HAMMERSCHMIDT                                                              March 30, 2001
------------------------------------------
John P. Hammerschmidt
Director

/s/ JAMES D. HEUER                                                                     March 30, 2001
------------------------------------------
James D. Heuer
Director

/s/ KENNETH C. SAVELLS                                                                 March 30, 2001
------------------------------------------
Kenneth C. Savells
Director


/s/ TOMMY W. RICHARDSON                                                                March 30, 2001
------------------------------------------
Tommy W. Richardson
Executive Vice President and Chief
 Financial Officer