Form 10-Q
period 2001-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2001-05-10
CIK 1006424

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                                    OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ____________

                       Commission File Number 0-28312

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                 Texas                                      71-0785261
---------------------------------------------         ---------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
            or organization)                          Identification Number)


         200 West Stephenson
         Harrison, Arkansas                                   72601
---------------------------------------                     ----------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 7, 2001, there were issued and outstanding 3,385,707 shares of the Registrant's Common Stock, par value $.01 per share.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                              TABLE OF CONTENTS
                                                                       PAGE
PART I.   FINANCIAL INFORMATION                                        ----
-------   ---------------------

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial Condition
          As of March 31, 2001 (unaudited) and December 31, 2000         1

          Consolidated Statements of Income for
          the three months ended March 31, 2001 (unaudited)
          and 2000 (unaudited)                                           2

          Consolidated Statement of Stockholders' Equity for
          the three months ended March 31, 2001 (unaudited)              3

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 2001 (unaudited) and 2000 (unaudited)          4

          Notes to Unaudited Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk    12


PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings                                             13
Item 2.   Changes in Securities and Use of Proceeds                     13
Item 3.   Defaults Upon Senior Securities                               13
Item 4.   Submission of Matters to a Vote of Security Holders           13
Item 5.   Other Information                                             13
Item 6.   Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                              14

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (In Thousands)


                                               March 31,          December 31,
ASSETS                                           2001                 2000
                                           ----------------      --------------
                                              (Unaudited)

Cash and cash equivalents                  $        29,330       $      11,564
Investment securities - held to maturity           151,477             184,310
Federal Home Loan Bank stock                         5,168               5,098
Loans receivable, net of allowance                 495,431             498,305
Accrued interest receivable                          5,446               6,910
Real estate acquired in settlement of
 loans, net                                            287                 261
Office properties and equipment, net                 7,115               7,170
Prepaid expenses and other assets                      464                 284
                                           ----------------      --------------
     TOTAL ASSETS                                 $694,718            $713,902
                                           ================      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                          $538,859            $540,327
Federal Home Loan Bank advances                     76,855              93,359
Advance payments by borrowers for
 taxes and insurance                                 1,314               1,006
Other liabilities                                    3,327               2,588
                                           ----------------      --------------
     Total liabilities                             620,355             637,280
                                           ----------------      --------------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000
 shares authorized, none issued
Common stock, $.01 par value, 20,000,000
 shares authorized, 5,153,751 shares
 issued, 3,385,707 and 3,553,981 shares
 outstanding at March 31, 2001 and December
 31, 2000, respectively                                 52                  52
Additional paid-in capital                          51,137              51,045
Employee stock benefit plans                        (2,398)             (2,680)
Retained earnings-substantially restricted          57,485              56,713
                                           ----------------      --------------
                                                   106,276             105,130
Treasury stock, at cost, 1,768,044 and
 1,599,770 shares at March 31, 2001 and
 December 31, 2000, respectively                   (31,913)            (28,508)
                                           ----------------      --------------
 Total stockholders' equity                         74,363              76,622
                                           ----------------      --------------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                        $694,718            $713,902
                                           ================      ==============

See notes to unaudited consolidated financial statements.
                                      1





                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except earnings per share)
                                (Unaudited)



                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------

INTEREST INCOME:
 Loans receivable                                           $10,068      $9,147
 Investment securities                                        2,939       3,353
 Other                                                          126          33
                                                         ----------  ----------
  Total interest income                                      13,133      12,533
                                                         ----------  ----------
INTEREST EXPENSE:
 Deposits                                                     7,278       6,419
 Other borrowings                                             1,409       1,225
                                                         ----------  ----------
 Total interest expense                                       8,687       7,644
                                                         ----------  ----------
NET INTEREST INCOME                                           4,446       4,889
PROVISION FOR LOAN LOSSES                                         9          --
                                                         ----------  ----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                    4,437       4,889
                                                         ----------  ----------
NONINTEREST INCOME:
 Deposit fee income                                             309         227
 Other                                                          366         158
                                                         ----------  ----------
  Total noninterest income                                      675         385
                                                         ----------  ----------
NONINTEREST EXPENSES:
 Salaries and employee benefits                               2,218       1,997
 Net occupancy expense                                          275         254
 Federal insurance premiums                                      26          27
 Provision for real estate losses                                 7          --
 Data processing                                                257         206
 Postage and supplies                                           140         142
 Other                                                          473         506
                                                         ----------  ----------
  Total noninterest expenses                                  3,396       3,132
                                                         ----------  ----------

INCOME BEFORE INCOME TAXES                                    1,716       2,142
INCOME TAX PROVISION                                            573         712
                                                         ----------  ----------
NET INCOME                                                   $1,143      $1,430
                                                         ==========  ==========
EARNINGS PER SHARE:
 Basic                                                       $ 0.35      $ 0.39
                                                         ==========  ==========
 Diluted                                                     $ 0.35      $ 0.39
                                                         ==========  ==========
Cash Dividends Declared                                      $ 0.11      $ 0.10
                                                         ==========  ==========

See notes to unaudited consolidated financial statements.


                                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                              (In Thousands)
                                               (Unaudited)

                                    Issued                            Employee                   Treasury Stock
                                 Common Stock          Additional      Stock                  ----------------------      Total
                             --------------------       Paid-In       Benefit     Retained                             Stockholders'
                             Shares        Amount       Capital        Plans      Earnings    Shares          Amount      Equity
                             --------------------     ------------  ------------  --------    ----------------------   -------------

Balance, December 31, 2000   5,153,751        $52          $51,045      $(2,680)   $56,713    1,599,770    $(28,508)        $76,622

Net income                                                                           1,143                                    1,143

Release of ESOP shares                                          92          104                                                 196

Stock compensation expense                                                  178                                                 178

Purchase of treasury
stock, at cost                                                                                  168,274      (3,405)         (3,405)

Dividends paid                                                                        (371)                                    (371)
                             ---------  ---------     ------------  ------------  --------    ----------  ----------   -------------

Balance, March 31, 2001      5,153,751       $ 52          $51,137      $(2,398)   $57,485     1,768,044   $(31,913)        $74,363
                             =========  =========     ============  ============  ========    ==========  ==========   =============


        See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                 ------------------------------
                                                      2001              2000
                                                 ------------------------------

OPERATING ACTIVITIES:
 Net income                                           $1,143           $1,430
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Provision for loan losses                                 9               --
 Provision for real estate losses                          7               --
 Deferred tax benefit                                    (27)             (47)
 Federal Home Loan Bank stock dividends                  (70)             (66)
 Loss on sale of repossessed assets, net                   3                1
 Originations of loans held for sale                  (8,560)            (740)
 Proceeds from sales of loans                          6,520            1,134
 Gain on sale of mortgage loans
  originated to sell                                     (70)             (12)
 Depreciation                                            173              161
 Depreciation on real estate owned                        --               32
 Accretion of deferred loan fees, net                   (103)            (122)
 Release of ESOP shares                                  204              159
 Stock compensation expense                              178              235
 Changes in operating assets & liabilities:
  Accrued interest receivable                          1,464              418
  Prepaid expenses & other assets                       (166)            (569)
  Other liabilities                                      776            1,088
                                                      -------          -------
  Net cash provided by operating activities            1,481            3,102
                                                      -------          -------
INVESTING ACTIVITIES:
  Purchases of investment securities-held
   to maturity                                            --          (10,530)
  Proceeds from maturities/calls of
   investment securities-held to maturity             32,833            2,000
  Loan originations, net of repayments                 4,991           (7,588)
  Proceeds from sales of repossessed assets               19              104
  Purchases of office properties and equipment          (118)            (115)
                                                      -------          -------
   Net cash provided (used) by investing activities   37,725          (16,129)
                                                      -------          -------

                                                                   (Continued)

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                 ------------------------------
                                                      2001              2000
                                                 ------------------------------

FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                   (1,468)          17,838
 Advances from FHLB                                     1,450           22,972
 Repayment of advances from FHLB                      (17,954)         (26,975)
 Net increase in advance payments
  by borrowers for taxes & insurance                      308              281
 Purchase of treasury stock                            (3,405)          (2,364)
 Dividends paid                                          (371)            (392)
                                                      -------          -------
  Net cash provided (used) by financing activities    (21,440)          11,360
                                                      -------          -------
Net increase (decrease) in cash and cash equivalents   17,766           (1,667)

CASH AND CASH EQUIVALENTS:
 Beginning of period                                   11,564            9,983
                                                      -------          -------
 End of period                                        $29,330          $ 8,316
                                                      =======          =======
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
 Cash paid for:
  Interest                                            $ 8,665          $ 7,452
                                                      =======          =======
  Income taxes                                        $    --          $    --
                                                      =======          =======
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
  Real estate acquired in settlement of loans         $    50          $   100
                                                      =======          =======
  Loans to facilitate sales of real estate owned      $    --          $    98
                                                      =======          =======


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

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, contained in the Corporation's 2000 Annual Report to Stockholders.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The effect of such adoption did not impact the financial position, results of operations, or cash flows of the Company.

NOTE 3 - EARNINGS PER SHARE

The weighted average number of common shares used to calculate earnings per share for the periods ended March 31, 2001 and 2000 were as follows:



                                               Three months ended
                                                    March 31,
                                           --------------------------
                                             2001              2000
                                           --------------------------
Basic weighted - average shares            3,254,571        3,712,414
Effect of dilutive securities                  9,641               --
                                           ---------        ---------
Diluted weighted - average shares          3,264,212        3,712,414
                                           ---------        ---------


NOTE 4 - DECLARATION OF DIVIDENDS

At their meeting on February 26, 2001, the Board of Directors declared an $.11 (eleven cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on March 23, 2001 to the stockholders of record at the close of business on March 9, 2001.

NOTE 5 - INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):


                                                 March 31, 2001
                                            -----------------------
                                            Amortized         Fair
HELD TO MATURITY                               Cost           Value
                                            -----------------------
U. S. Government and
 Agency obligations                         $151,477       $150,658
                                            ========       ========

NOTE 6 - LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):



                                       March 31, 2001         December 31, 2000
                                     ------------------       -----------------

First mortgage loans:
 One- to four- family residences              $370,103                $377,341
 Other properties                               43,251                  41,751
 Construction                                   25,940                  24,937
 Less:
  Unearned discounts                              (213)                   (191)
  Undisbursed loan funds                        (9,550)                 (9,126)
  Deferred loan fees, net                       (2,666)                 (2,747)
                                             ----------              ----------
   Total first mortgage loans                  426,865                 431,965
                                             ----------              ----------
 Consumer and other loans:
  Commercial                                    21,175                  20,239
  Automobile                                    16,143                  16,051
  Consumer                                       6,048                   5,893
  Home equity and second mortgage               20,763                  19,797
  Savings                                        1,868                   2,042
  Other                                          2,933                   2,768
  Add deferred loan costs                          238                     241
                                             ----------              ----------
   Total consumer and other loans               69,168                  67,031
                                             ----------              ----------
 Allowance for loan losses                        (602)                   (691)
                                             ----------              ----------
   Loans receivable, net                      $495,431                $498,305
                                             ==========              ==========

Non-accrual loans at March 31, 2001 were $1.5 million. All loans 90 days or more past due are recorded as non-accrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):


Balance at December 31, 2000                        $691
 Provisions for estimated losses                       9
 Recoveries                                            4
 Losses charged off                                 (102)
                                                    -----
Balance at March 31, 2001                           $602
                                                    =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    At March 31, 2001, the Corporation's assets amounted to $694.7 million as compared to $713.9 million at December 31, 2000. The $19.2 million or 2.7% decrease was primarily due to a decrease of $32.8 million or 17.8% in investment securities-held to maturity and to a decrease of $2.9 million or
 .6% in net loans receivable. The effect of this decrease on total assets was partially offset by a $17.8 million or 153.6% increase in cash and cash equivalents. Loan originations for the three month period ended March 31, 2001 consisted of $19.1 million in one- to four- family residential loans, $749,000 in multi-family residential loans, $4.6 million in commercial loans, $7.4 million in construction loans and $9.5 million in consumer installment loans, of which $3.7 million consisted of home equity loans and $3.3 million consisted of automobile loans. At March 31, 2001, the Bank had outstanding loan commitments of $2.1 million, unused lines of credit of $7.5 million, and the undisbursed portion of construction loans of $9.6 million. Liabilities decreased $16.9 million or 2.7% to $620.4 million at March 31, 2001 compared to $637.3 million at December 31, 2000. The decrease in liabilities was primarily due to a decrease of $16.5 million or 17.7% in advances from the Federal Home Loan Bank of Dallas ("FHLB of Dallas"). Stockholders' equity amounted to $74.4 million or 10.7% of total assets at March 31, 2001 compared to $76.6 million or 10.7% of total assets at December 31, 2000. The decrease in stockholders' equity was primarily due to the purchase of 168,274 shares of treasury stock totaling $3.4 million in connection with the Corporation's stock repurchase plan and to a lesser extent due to the payment of cash dividends aggregating $371,000. Such decrease during the three months ended March 31, 2001 was partially offset by net income of $1.1 million resulting from continued profitable operations.

    Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $1.8 million or .25% of total assets at March 31, 2001, compared to $1.9 million or .27% of total assets at December 31, 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    GENERAL. The Corporation reported net income of $1.1 million during the three months ended March 31, 2001 compared to net income of $1.4 million for the same period in 2000. The decrease of $287,000 in net income in the 2001 period compared to the same period in 2000 was primarily due to a decrease in net interest income and an increase in noninterest expenses which was offset by an increase in noninterest income and a decrease in income tax expense. Net interest income declined from $4.9 million for the three months ended March 31, 2000 to $4.4 million for the same period in 2001. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread and net interest margin decreased to 2.12% and 2.61%, respectively, for the 2001 three month period compared to 2.49% and 2.96%, respectively, for the 2000 three month period. These and other significant fluctuations in operations are discussed below.

    INTEREST INCOME. Interest income amounted to $13.1 million for the three months ended March 31, 2001 compared to $12.5 million for the same period in 2000. The increase of $600,000 or 4.8% was primarily due to an increase in the average balance of net loans receivable, an increase in the average yield earned on loans receivable and an increase in the average balance of other interest earning assets, primarily overnight funds. Such increase was partially offset by a decline in the average balance of investment securities and a decrease in the average yield earned on investment securities, primarily due to higher-yielding investments being called.

    INTEREST EXPENSE. Interest expense increased $1.0 million or 13.6% to $8.7 million for the three months ended March 31, 2001 compared to $7.6 million for the same period in 2000. Such increase was primarily due to an increase in the average balance of deposits, an increase in interest rates paid on such deposits, and an increase in the average interest rate paid on advances.

    NONINTEREST INCOME. Noninterest income increased $290,000 or 75.3% to $675,000 for the three months ended March 31, 2001 compared to $385,000 for the three months ended March 31, 2000. The increase in noninterest income for the three month comparable periods ended March 31 was primarily due to an increase of $37,000 from $38,000 to $75,000 in gross revenue from full service brokerage operations, an increase of $81,000 or 35.7% from $227,000 to $308,000 in deposit fee income and an increase of $58,000 from $12,000 to $70,000 in the gain on the sale of mortgage loans in the secondary mortgage market. The increase in noninterest income was also due to a decline in the net loss recognized from the operations of real estate owned in the amount of $47,000. The property primarily incurring such losses was disposed of in June 2000.

    NONINTEREST EXPENSE. Noninterest expenses increased $264,000 or 8.4% between the 2001 and 2000 three month periods ended March 31. The increase in noninterest expenses during the three month period in 2001 compared to 2000 was primarily due to an increase in salaries and employee benefits and net occupancy expenses. Salaries and employee benefits amounted to $2.2 million compared to $2.0 million resulting in an increase of $221,000 or 11.1% for the three month periods ended March 31, 2001 and 2000, respectively. Such increase in salaries and employee benefits was primarily due to an increase in personnel as well as salary and merit increases. Data processing expense for the three months ended March 31, 2001 was $257,000 compared to $206,000 for
the same period in 2000 resulting in an increase of $51,000 or 24.8%.   Such
increase was primarily due to growth and additional product offerings.

    INCOME TAXES. Income taxes amounted to $573,000 and $712,000 for the three months ended March 31, 2001 and 2000, respectively, resulting in effective tax rates of 33.4% and 33.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At March 31, 2001, the Bank had outstanding advances from the FHLB of Dallas of $76.9 million. Such advances were used in the Bank's normal operating and investing activities.

    As of March 31, 2001, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2001, the Bank's tangible, core and risk-based capital ratios amounted to 10.5%, 10.5% and 19.6%, respectively compared to applicable requirements of 1.5%, 4.0% and 8.0%, respectively.

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


                   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

     For a discussion of the Corporation's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 2000 Annual Report to Stockholders. There has been no material change in the Corporation's asset and liability position or the market value of the Bank's portfolio equity since December 31, 2000.

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



                     FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



Date: May 10, 2001          By: /s/Larry J. Brandt
                                --------------------------------
                                Larry J. Brandt
                                President



Date: May 10, 2001          By: /s/Tommy W. Richardson
                                --------------------------------
                                Tommy W. Richardson
                                Chief Financial Officer