Form 10-Q
period 2001-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2001-08-14
CIK 1006424

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2001

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to ____________

                      Commission File Number 0-28312

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
______________________________________________________________________________
          (Exact name of registrant as specified in its charter)


                 Texas                                   71-0785261
_____________________________________________      _____________________
(State or other jurisdiction of incorporation        (I.R.S. Employer
             or organization)                      Identification Number)



          200 West Stephenson
          Harrison, Arkansas                               72601
_____________________________________________      ____________________
  (Address of principal executive office)                (Zip Code)



                                (870) 741-7641
            ____________________________________________________
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 7, 2001, there were issued and outstanding 3,281,667 shares of the Registrant's Common Stock, par value $.01 per share.


                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                              TABLE OF CONTENTS
                                                                       Page
Part I. Financial Information                                          ----
------- ---------------------

Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition
        As of June 30, 2001 (unaudited) and December 31, 2000             1

        Consolidated Statements of Income for the three months
        and six months ended June 30, 2001 (unaudited) and
        2000 (unaudited)                                                  2

        Consolidated Statement of Stockholders' Equity for the six
        months ended June 30, 2001 (unaudited)                            3

        Consolidated Statements of Cash Flows for the six months
        ended June 30, 2001 (unaudited) and 2000 (unaudited)              4

        Notes to Unaudited Consolidated Financial Statements              6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        10

Item 3. Quantitative and Qualitative Disclosures about Market Risk       14


Part II.    Other Information
--------    -----------------

Item 1.     Legal Proceedings                                            15
Item 2.     Changes in Securities and Use of Proceeds                    15
Item 3.     Defaults Upon Senior Securities                              15
Item 4.     Submission of Matters to a Vote of Security Holders          15
Item 5.     Other Information                                            16
Item 6.     Exhibits and Reports on Form 8-K                             16

Signatures                                                               17

                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (In Thousands)



                                                    June 30,       December 31,
ASSETS                                               2001             2000
                                                  -----------      ------------
                                                  (Unaudited)

Cash and cash equivalents                       $     25,214         $   11,564
Investment securities - held to maturity             145,899            184,310
Federal Home Loan Bank stock                           4,837              5,098
Loans receivable, net of allowance                   486,912            498,305
Accrued interest receivable                            5,692              6,910
Real estate acquired in settlement of loans, net         255                261
Office properties and equipment, net                   7,040              7,170
Prepaid expenses and other assets                     10,383                284
                                                     _______            _______
     TOTAL ASSETS                                   $686,232           $713,902
                                                     =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
Deposits                                            $548,370           $540,327
Federal Home Loan Bank advances                       59,852             93,359
Advance payments by borrowers for
 taxes and insurance                                     740              1,006
Other liabilities                                      3,475              2,588
                                                     _______            _______
     Total liabilities                               612,437            637,280
                                                     =======            =======

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 shares
  authorized, none issued
Common stock, $.01 par value, 20,000,000 shares
  authorized, 5,153,751 shares issued, 3,305,867 and
  3,553,981 shares outstanding at June 30, 2001
  and December 31, 2000, respectively                     52                 52
Additional paid-in capital                            51,230             51,045
Employee stock benefit plans                          (2,175)            (2,680)
Retained earnings-substantially restricted            58,179             56,713
                                                     _______            _______
                                                     107,286            105,130
Treasury stock, at cost, 1,847,884 and
   1,599,770 shares at June 30, 2001 and
   December 31, 2000, respectively                   (33,491)           (28,508)
                                                     ________           _______
     Total stockholders' equity                       73,795             76,622
                                                     ________           _______
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                         $686,232           $713,902
                                                     =======            =======

See notes to unaudited consolidated financial statements.

                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except earnings per share)
                                (Unaudited)



                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                               ______________________        _________________
                               2001              2000        2001         2000
                               _______         ______        _______   _______
INTEREST INCOME:
  Loans receivable             $10,031         $9,434        $20,099   $18,581
  Investment securities          2,515          3,458          5,454     6,812
  Other                            280             17            406        50
                                ______         ______         ______    ______
      Total interest income     12,826         12,909         25,959    25,443
                                ______         ______         ______    ______
INTEREST EXPENSE:
  Deposits                       7,153          6,727         14,431    13,147
  Other borrowings               1,151          1,280          2,560     2,505
                                 _____          _____         ______    ______
      Total interest expense     8,304          8,007         16,991    15,652
                                 _____          _____         ______    ______
NET INTEREST INCOME              4,522          4,902          8,968     9,791
PROVISION FOR LOAN LOSSES           52             --             61        --
                                 _____          _____         ______    ______
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES       4,470          4,902          8,907     9,791
                                 _____          _____          _____     _____
NONINTEREST INCOME:
 Deposit fee income                335            268            643       495
 Other                             521            183            888       341
                                   ___            ___          _____       ___
      Total noninterest income     856            451          1,531       836
                                   ___            ___          _____       ___
NONINTEREST EXPENSES:
 Salaries and employee benefits  2,430          1,860          4,649     3,857
 Net occupancy expense             285            276            559       531
 Federal insurance premiums         25             26             51        53
 Provision for real estate losses   --              9              7         9
 Data processing                   275            254            532       460
 Postage and supplies              140            101            280       242
 Other                             580            483          1,053       989
                                 _____          _____          _____     _____
      Total noninterest expenses 3,735          3,009          7,131     6,141
                                 _____          _____          _____     _____

INCOME BEFORE INCOME TAXES       1,591          2,344          3,307     4,486
INCOME TAX PROVISION               529            772          1,101     1,484
                                 _____          _____          _____     _____
NET INCOME                      $1,062         $1,572         $2,206    $3,002
                                 =====          =====          =====     =====
EARNINGS PER SHARE:
 Basic                          $ 0.34         $ 0.44         $ 0.69    $ 0.82
                                  ====           ====           ====      ====
 Diluted                        $ 0.34         $ 0.44         $ 0.69    $ 0.82
                                  ====           ====           ====      ====
Cash Dividends Declared         $ 0.11         $ 0.10         $ 0.22    $ 0.20
                                  ====           ====           ====      ====

      See notes to unaudited consolidated financial statements.

                                             FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                         (In Thousands)
                                                           (Unaudited)



                                     Issued
                                  Common Stock                     Employee                  Treasury Stock
                                 _______________    Additional      Stock                  __________________      Total
                                                     Paid-In       Benefit     Retained                        Stockholders'
                                 Shares   Amount     Capital        Plans      Earnings     Shares     Amount      Equity
                                 ______   ______    __________     ________    ________    _______     ______  _____________
Balance, December 31, 2000    5,153,751      $52     $51,045       $(2,680)    $56,713   1,599,770   $(28,508)    $76,622

Net income                                                                       2,206                              2,206

Release of ESOP shares                                   185           208                                            393

Stock compensation expense                                             297                                            297

Purchase of treasury stock, at
cost                                                                                       248,114     (4,983)     (4,983)

Dividends paid                                                                    (740)                              (740)
                               ________       __      ______         _____      ______   _________     ______      ______

Balance, June 30, 2001        5,153,751     $ 52     $51,230       $(2,175)    $58,179   1,847,884   $(33,491)    $73,795
                              =========       ==      ======         =====      ======   =========     ======      ======


     See notes to unaudited consolidated financial statements.




                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                 (Unaudited)


                                                     Six Months Ended June 30,
                                                     _________________________
                                                      2001               2000
                                                     _____              _____
OPERATING ACTIVITIES:
 Net income                                         $2,206             $3,002
 Adjustments to reconcile net income
   to net cash provided by operating activities:
 Provision for loan losses                              61                 --
 Provision for real estate losses                        7                  9
 Deferred tax provision                                115                348
 Federal Home Loan Bank stock dividends               (125)              (207)
 Federal Home Loan Bank stock redeemed                 386
 Loss (gain) on sale of repossessed assets, net          6                 (2)
 Originations of loans held for sale               (25,989)            (2,298)
 Proceeds from sales of loans                       23,285              2,714
 Gain on sale of mortgage loans originated to sell    (260)               (28)
 Depreciation                                          349                328
 Depreciation on real estate owned                      --                 32
 Accretion of deferred loan fees, net                 (280)              (250)

 Release of ESOP shares                                409                312
 Stock compensation expense                            297                413
 Changes in operating assets & liabilities:
     Accrued interest receivable                     1,218               (486)
     Prepaid expenses & other assets                   (89)                22
     Other liabilities                                 757               (150)
                                                     _____              _____
      Net cash provided by operating activities      2,353              3,759
                                                     _____              _____

INVESTING ACTIVITIES:
 Purchases of investment securities-held to
  Maturity                                          (8,289)           (10,633)
 Proceeds from maturities/calls of investment
  securities-held to maturity                       46,700              2,000
 Purchase of bank owned life insurance             (10,000)                --
 Loan originations, net of repayments               14,392            (23,027)
 Proceeds from sales of repossessed assets             166              2,885
 Purchases of office properties and equipment         (219)              (830)
                                                    ______             ______
  Net cash provided (used) by investing activities  42,750            (29,605)
                                                    ______             ______



                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                 (Unaudited)


                                                       Six Months Ended June 30,
                                                       _________________________
                                                        2001               2000
                                                       _____              _____

                                                                     (Continued)

FINANCING ACTIVITIES:
 Net increase in deposits                              8,043             27,974
 Advances from FHLB                                    2,450             85,375
 Repayment of advances from FHLB                     (35,957)           (80,481)
 Net decrease in advance payments
  by borrowers for taxes & insurance                    (266)              (551)
 Purchase of treasury stock                           (4,983)            (5,289)
 Dividends paid                                         (740)              (761)
 Distributions related to minority interest               --               (783)
                                                      ______             ______
  Net cash provided (used) by financing activities   (31,453)            25,484
                                                      ______             ______

Net increase (decrease) in cash and cash equivalents  13,650               (362)

CASH AND CASH EQUIVALENTS:
 Beginning of period                                  11,564              9,983
                                                      ______              _____
 End of period                                       $25,214            $ 9,621
                                                      ======              =====

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                         $17,404           $ 15,579
                                                      ======             ======
    Income taxes                                     $   912           $  1,245
                                                      ======             ======

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
 Real estate acquired in settlement of loans         $   144           $    240
                                                      ======             ======
 Loans to facilitate sales of real estate owned      $    --           $    948
                                                      ======             ======

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

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, contained in the Corporation's 2000 Annual Report to Stockholders.

Note 2 - Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This Statement does not change many of the provisions of Opinion 16 and Statement
38 related to the application of the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this Statement.

Based on its current activities, management does not expect these statements to have a material effect on the financial position, results of operations, or cash flows of the Corporation.

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Corporation adopted SFAS 133 effective January 1, 2001. The effect of such adoption did not impact the financial position, results of operations, or cash flows of the Corporation.

















Note 3 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended June 30, 2001 and 2000 were as follows:



                                  Three months ended       Six months ended
                                       March 31,               June 30,
                                  __________________       ________________
                                   2001        2000        2001        2000
                                 _________   _________   _________   _________
Basic weighted-average shares    3,146,277   3,569,403   3,200,124   3,640,909
Effect of dilutive securities       11,383          --      10,633          --
                                 _________   _________   _________   _________
Diluted weighted-average shares  3,157,660   3,569,403   3,210,757   3,640,909




Note 4 - Declaration of Dividends

At their meeting on May 22, 2001, the Board of Directors declared an $.11 (eleven cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on June 22, 2001 to the stockholders of record at the close of business on June 7, 2001.

Note 5 - Investment Securities

Investment securities consisted of the following (in thousands):



                                 June 30, 2001
                            ______________________
                            Amortized        Fair
Held to Maturity              Cost           Value
                            _________     ________
U. S. Government and
   Agency obligations       $145,899      $144,046
                             =======       =======
















Note 6 - Loans Receivable

Loans receivable consisted of the following (in thousands):



                                      June 30, 2001        December 31, 2000
                                     _______________      ___________________

First mortgage loans:
 One- to four- family residences        $359,698                 $377,341
 Other properties                         43,981                   41,751
 Construction                             24,957                   24,937
 Less:
  Unearned discounts                        (217)                    (191)
  Undisbursed loan funds                 (10,683)                  (9,126)
  Deferred loan fees, net                 (2,520)                  (2,747)
                                         _______                  _______
   Total first mortgage loans            415,216                  431,965
                                         _______                  _______
Consumer and other loans:
 Commercial                               21,744                   20,239
 Automobile                               16,712                   16,051
 Consumer                                  6,471                    5,893
 Home equity and second mortgage          22,530                   19,797
 Savings                                   1,720                    2,042
 Other                                     2,897                    2,768
 Add deferred loan costs                     244                      241
                                          ______                   ______
  Total consumer and other loans          72,318                   67,031
                                          ______                   ______
Allowance for loan losses                   (622)                    (691)
                                          ______                   ______
  Loans receivable, net                 $486,912                 $498,305
                                         =======                  =======

Non-accrual loans at June 30, 2001 were $2.4 million. All loans 90 days or more past due are recorded as non-accrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):


Balance at December 31, 2000               $691
 Provisions for estimated losses             61
 Recoveries                                  10
 Losses charged off                        (140)
                                            ___
Balance at June 30, 2001                  $ 622
                                            ===






                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     At June 30, 2001, the Corporation's assets amounted to $686.2 million as compared to $713.9 million at December 31, 2000. The $27.7 million or 3.9% decrease was primarily due to a decrease of $38.4 million or 20.8% in investment securities-held to maturity and to a decrease of $11.4 million or 2.3% in net loans receivable. Such decreases were partially offset by a $13.7 million or 118.0% increase in cash and cash equivalents and a $10.1 million increase in prepaid expenses and other assets. The increase in prepaid expenses and other assets was primarily due to the Bank's investment in bank owned life insurance. Loan originations for the six month period ended June 30, 2001 consisted of $53.1 million in one- to four- family residential loans, $1.0 million in multi-family residential loans, $8.9 million in commercial loans, $15.3 million in construction loans and $22.6 million in consumer installment loans, of which $9.6 million consisted of home equity loans and $7.4 million consisted of automobile loans. The decrease in net loans receivable was primarily due to customer refinancings in the lower rate environment and the sale by the Bank of such loans in the secondary mortgage market. At June 30, 2001, the Bank had outstanding loan commitments of $4.9 million, unused lines of credit of $7.6 million, and the undisbursed portion of construction loans of $10.6 million. Liabilities decreased $24.8 million or 3.9% to $612.4 million at June 30, 2001 compared to $637.3 million at December 31, 2000. The decrease in liabilities was primarily due to a decrease of $33.5 million or 35.9% in advances from the Federal Home Loan Bank of Dallas ("FHLB of Dallas"). Stockholders' equity amounted to $73.8 million or 10.8% of total assets at June 30, 2001 compared to $76.6 million or 10.7% of total assets at December 31, 2000. The decrease in stockholders' equity was primarily due to the purchase of 248,114 shares of treasury stock totaling $5.0 million in connection with the Corporation's stock repurchase plan and to a lesser extent due to the payment of cash dividends aggregating $740,000. Such decrease during the six months ended June 30, 2001 was partially offset by net income of $2.2 million resulting from continued profitable operations.

     Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $2.7 million or .39% of total assets at June 30, 2001,
compared to $1.9 million or .27% of total assets at December 31, 2000.   Such
increase was primarily due to non-accruing loans collateralized by one-to-four family mortgage loans. The allowance for loan losses amounted to $622,000 at June 30, 2001.

Results of Operations for the Three Months Ended June 30, 2001 and 2000

     General. The Corporation reported net income of $1.1 million during the three months ended June 30, 2001 compared to net income of $1.6 million for the same period in 2000. The decrease of $510,000 in net income in the 2001 period compared to the same period in 2000 was primarily due to a decrease in net interest income and an increase in noninterest expenses which was offset by an increase in noninterest income and a decrease in income tax expense.
Net interest income declined from $4.9 million for the three months ended June 30, 2000 to $4.5 million for the same period in


2001. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread and net interest margin decreased to 2.22% and 2.70%, respectively, for the 2001 three month period compared to 2.46% and 2.92%, respectively, for the 2000 three month period. These and other significant fluctuations in operations are discussed below.

     Interest Income. Interest income amounted to $12.8 million for the three months ended June 30, 2001 compared to $12.9 million for the same period in 2000. The decrease of $83,000 or .6% was primarily due to a decrease in the average balance of investment securities and a decrease in the average yield earned on investment securities which was partially offset by an increase in the average balance of net loans receivable, an increase in the average yield earned on loans receivable and an increase in the average balance of other interest earning assets, primarily overnight funds.

     Interest Expense. Interest expense increased $297,000 or 3.7% to $8.3 million for the three months ended June 30, 2001 compared to $8.0 million for the same period in 2000. Such increase was primarily due to an increase in the average balance of deposits, an increase in interest rates paid on such deposits, and an increase in the average interest rate paid on advances. Such increase was partially offset by a decline in the average balance of advances.

     Noninterest Income. Noninterest income increased $405,000 or 89.8% to $856,000 for the three months ended June 30, 2001 compared to $451,000 for the three months ended June 30, 2000. The increase in noninterest income for the three month comparable periods ended June 30 was primarily due to an increase of $67,000 or 25.0% from $268,000 to $335,000 in deposit fee income, an increase of $45,000 from $13,000 to $58,000 in loan related insurance commissions, an increase of $174,000 from $16,000 to $190,000 in the gain on the sale of mortgage loans in the secondary mortgage market and an increase of $37,000 from $8,000 to $45,000 in additional loan fees related to loan sales. The increase in noninterest income was also due to a decline in the net loss recognized from the operations of real estate owned in the amount of $64,000. The property primarily incurring such losses was disposed of in June 2000.

     Noninterest Expense. Noninterest expenses increased $726,000 or 24.1% between the 2001 and 2000 three month periods ended June 30. Such increase was primarily due to an increase in salaries and employee benefits and to a nonrecurring expense of $352,000 for a death benefit payable pursuant to the employment contract of the Bank's Chief Executive Officer and Chairman of the Board at his death. Salaries and employee benefits, excluding the nonrecurring death benefit of $352,000, amounted to $2.1 million compared to $1.9 million resulting in an increase of $218,000 or 11.7% for the three month periods ended June 30, 2001 and 2000, respectively. Such increase in salaries and employee benefits was primarily due to an increase in personnel as well as salary and merit increases and an increase in the employee stock ownership plan expense as a result of the increase in the average stock price.


     Income Taxes. Income taxes amounted to $529,000 and $772,000 for the three months ended June 30, 2001 and 2000, respectively, resulting in effective tax rates of 33.2% and 32.9%, respectively.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

     General. The Corporation reported net income of $2.2 million during the six months ended June 30, 2001 compared to net income of $3.0 million for the same period in 2000. The decrease of $796,000 in net income in the 2001 period compared to the same period in 2000 was primarily due to a decrease in net interest income and an increase in noninterest expenses which was offset by an increase in noninterest income and a decrease in income tax expense. Net interest income declined from $9.8 million for the six months ended June 30, 2000 to $9.0 million for the same period in 2001. The Corporation's interest rate spread and net interest margin decreased to 2.17% and 2.66%, respectively, for the 2001 six month period compared to 2.48% and 2.94%, respectively, for the 2000 six month period.

     Interest Income. Interest income amounted to $26.0 million for the six months ended June 30, 2001 compared to $25.5 million for the same period in 2000. The increase of $516,000 was primarily due to an increase in the average balance of net loans receivable, an increase in the average yield earned on loans receivable and an increase in the average balance of other interest earning assets, primarily overnight funds which was partially offset by a decrease in the average balance of investment securities and a decrease in the average yield earned on investment securities.

     Interest Expense. Interest expense increased $1.3 million or 8.6% to $17.0 million for the six months ended June 30, 2001 compared to $15.7 million for the same period in 2000. Such increase was primarily due to an increase in the average balance of deposits, an increase in interest rates paid on such deposits, and an increase in the average interest rate paid on advances. Such increase was partially offset by a decline in the average balance of advances.

     Noninterest Income. Noninterest income increased $695,000 or 83.1% to $1.5 million for the six months ended June 30, 2001 compared to $836,000 for the six months ended June 30, 2000. The increase in noninterest income for the six month comparable periods ended June 30 was primarily due to an increase of $148,000 or 29.9% from $495,000 to $643,000 in deposit fee income, an increase of $71,000 from $26,000 to $97,000 in loan related insurance commissions, an increase of $232,000 from $28,000 to $260,000 in the gain on the sale of mortgage loans in the secondary mortgage market and an increase of $50,000 from $11,000 to $61,000 in additional loan fees related to loan sales. The increase in noninterest income was also due to a decline in the net loss recognized from the operations of real estate owned in the amount of $111,000. The property primarily incurring such losses was disposed of in June 2000.

     Noninterest Expense. Noninterest expenses increased $990,000 or 16.1% between the 2001 and 2000 six month periods ended June 30. The increase in noninterest expenses during the six month period in 2001 compared to 2000 was primarily due to an increase in salaries and employee benefits and to a nonrecurring expense of $352,000 for a death benefit payable pursuant to the employment contract of the Bank's Chief Executive Officer and Chairman of the Board at his death. Salaries and employee benefits, excluding the nonrecurring death benefit of $352,000, amounted to $4.3 million compared to $3.9 million resulting in an increase of $439,000 or 11.4% for the six month periods ended June 30, 2001 and 2000, respectively. Such increase in salaries and employee benefits was primarily due to an increase in personnel as well as salary and merit increases and an increase in the employee stock ownership plan expense as a result of the increase in the average stock price.

Income Taxes. Income taxes amounted to $1.1 million and $1.5 million for the six months ended June 30, 2001 and 2000, respectively, resulting in effective tax rates of 33.3% and 33.1%, respectively.

Liquidity and Capital Resources

     The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas.
At June 30, 2001, the Bank had outstanding advances from the FHLB of Dallas of $60.0 million. Such advances were used in the Bank's normal operating and investing activities.

     As of June 30, 2001, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2001, the Bank's tangible, core and risk-based capital ratios amounted to 9.7%, 9.7% and 17.7%, respectively compared to applicable requirements of 1.5%, 4.0% and 8.0%, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On April 26, 2001, the Corporation held an annual meeting of stockholders for the following purposes:

             (1) To elect one director for a term of three years; and

             (2) To ratify the appointment by the Board of Directors of
                 Deloitte and Touche LLP as the Corporation's independent auditors for the year ending December 31, 2001.

        The results of the voting are set forth below:

                Proposal One (Election of Director):
                                                              AGAINST/
                        NAME                 FOR              WITHHELD
                   Larry J. Brandt         2,884,913           20,561

                Proposal Two (Ratification of Auditors):

                        FOR                 AGAINST            ABSTAIN
                     2,893,209               2,765              9,500



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



                                    FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



Date: August 14, 2001                       By: /s/Larry J. Brandt
                                                ------------------
                                                Larry J. Brandt
                                                President/CEO



Date: August 14, 2001                       By: /s/Tommy W. Richardson
                                                ----------------------
                                                Tommy W. Richardson
                                                Chief Financial Officer
























