Form 10-Q
period 2001-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2001-11-14
CIK 1006424

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

    [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

                                    OR

    [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                     Commission File Number 0-28312

              FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
--------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                  Texas                                 71-0785261
------------------------------------------- ------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification Number)

           200 West Stephenson
           Harrison, Arkansas                             72601
------------------------------------------- ------------------------------
 (Address of principal executive office)                (Zip Code)

                             (870) 741-7641
        ----------------------------------------------------
        (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
          -----   -----
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 2001, there were issued and outstanding 3,171,699 shares of the Registrant's Common Stock, par value $.01 per share.



                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                            TABLE OF CONTENTS
                                                                       Page
Part I. Financial Information                                          ----
-----------------------------

Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition
        As of September 30, 2001 (unaudited) and December 31, 2000       1

        Consolidated Statements of Income for the three months and nine months ended September 30, 2001 (unaudited) and 2000
        (unaudited)                                                      2

        Consolidated Statement of Stockholders' Equity for the nine
        months ended September 30, 2001 (unaudited)                      3

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2001 (unaudited) and 2000 (unaudited)        4

        Notes to Unaudited Consolidated Financial Statements             6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       10

Item 3. Quantitative and Qualitative Disclosures about Market Risk      14


Part II.    Other Information
-----------------------------

Item 1. Legal Proceedings                                               15
Item 2. Changes in Securities and Use of Proceeds                       15
Item 3. Defaults Upon Senior Securities                                 15
Item 4. Submission of Matters to a Vote of Security Holders             15
Item 5. Other Information                                               15
Item 6. Exhibits and Reports on Form 8-K                                15

Signatures                                                              16



                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (In Thousands)


                                                    September 30,  December 31,
ASSETS                                                  2001          2000
                                                    -------------  -----------
                                                     (Unaudited)

Cash and cash equivalents                           $ 49,268          $ 11,564
Investment securities - held to maturity             133,039           184,310
Federal Home Loan Bank stock                           4,881             5,098
Loans receivable, net of allowance                   482,337           498,305
Accrued interest receivable                            5,261             6,910
Real estate acquired in settlement of loans, net         299               261
Office properties and equipment, net                   7,000             7,170
Prepaid expenses and other assets                     15,580               284
                                                    --------          --------
     TOTAL ASSETS                                   $697,665          $713,902
                                                    ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                            $552,079          $540,327
Federal Home Loan Bank advances                       55,848            93,359
Advance payments by borrowers for
 taxes and insurance                                     823             1,006
Other liabilities                                     16,466             2,588
                                                    --------          --------
     Total liabilities                               625,216           637,280
                                                    --------          --------
STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000 shares
  authorized, none issued
Common stock, $.01 par value, 20,000,000 shares
  authorized, 5,153,751 shares issued, 3,181,667
and
  3,553,981 shares outstanding at September 30,
  2001 and December 31, 2000, respectively                52                52
Additional paid-in capital                            51,331            51,045
Employee stock benefit plans                          (2,071)           (2,680)
Retained earnings-substantially restricted            59,436            56,713
                                                    --------          --------
                                                     108,748           105,130
Treasury stock, at cost, 1,972,084 and
   1,599,770 shares at September 30, 2001 and
   December 31, 2000, respectively                   (36,299)          (28,508)
                                                    --------          --------
     Total stockholders' equity                       72,449            76,622
                                                    --------          --------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                         $697,665          $713,902
                                                    ========          ========

See notes to unaudited consolidated financial statements.

                           FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except earnings per share)
                                         (Unaudited)

                                        Three Months Ended              Nine Months Ended
                                           September 30,                   September 30,
                                     ------------------------         -----------------------
                                       2001            2000             2001            2000
                                     ------------------------         -----------------------
INTEREST INCOME:
  Loans receivable                   $ 9,856          $ 9,811         $29,956         $28,391
  Investment securities                2,323            3,383           7,777          10,196
  Other                                  233               24             638              74
                                     -------          -------         -------         -------
      Total interest income           12,412           13,218          38,371          38,661
                                     -------          -------         -------         -------
INTEREST EXPENSE:
  Deposits                             6,801            7,105          21,232          20,252
  Other borrowings                       946            1,521           3,506           4,026
                                     -------          -------         -------         -------
      Total interest expense           7,747            8,626          24,738          24,278
                                     -------          -------         -------         -------
NET INTEREST INCOME                    4,665            4,592          13,633          14,383
PROVISION FOR LOAN LOSSES                102               --             163              --
                                     -------          -------         -------         -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES             4,563            4,592          13,470          14,383
                                     -------          -------         -------         -------
NONINTEREST INCOME:
  Deposit fee income                     312              280             955             775
  Other                                  615              284           1,502             625
                                     -------          -------         -------         -------
      Total noninterest income           927              564           2,457           1,400
                                     -------          -------         -------         -------
NONINTEREST EXPENSES:
  Salaries and employee benefits       1,899            2,006           6,548           5,864
  Net occupancy expense                  284              285             843             816
  Federal insurance premiums              25               27              76              79
  Provision for real estate losses         2                6               8              14
  Data processing                        276              217             807             677
  Postage and supplies                   118              108             399             350
  Other                                  542              443           1,595           1,432
                                     -------          -------         -------         -------
      Total noninterest expenses       3,146            3,092          10,276           9,232
                                     -------          -------         -------         -------

INCOME BEFORE INCOME TAXES             2,344            2,064           5,651           6,551
INCOME TAX PROVISION                     727              678           1,828           2,163
                                     -------          -------         -------         -------
NET INCOME                           $ 1,617          $ 1,386        $  3,823        $  4,388
                                     =======          =======         =======         =======
EARNINGS PER SHARE:
  Basic                               $ 0.53           $ 0.41          $ 1.21          $ 1.23
                                     =======          =======         =======         =======
  Diluted                             $ 0.52           $ 0.41          $ 1.20          $ 1.23
                                     =======          =======         =======         =======
Cash Dividends Declared               $ 0.11           $ 0.10          $ 0.33          $ 0.30
                                     =======          =======         =======         =======


See notes to unaudited consolidated financial statements.

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (In Thousands)
                                   (Unaudited)



                                   Issued                      Empoyee
                                Common Stock     Additional     Stock                      Treasury Stock            Total
                             ------------------    Paid-In     Benefit      Retained   -----------------------   Stockholders'
                               Shares    Amount    Capital      Plans       Earnings    Shares        Amount        Equity
                             ---------   ------   ----------   --------     --------   ---------     ---------   -------------
Balance, December 31, 2000   5,153,751     $52      $51,045    $(2,680)     $56,713    1,599,770     $(28,508)      $76,622

Net income                                                                    3,823                                   3,823

Release of ESOP shares                                  286        312                                                  598

Stock compensation expense                                         297                                                  297

Purchase of treasury
stock, at cost                                                                           372,314       (7,791)       (7,791)

Dividends paid                                                               (1,100)                                 (1,100)
                             ---------    ----      -------     --------     -------   ---------      ---------      -------

Balance, September 30, 2001  5,153,751    $ 52      $51,331     $(2,071)     $59,436   1,972,084      $(36,299)      $72,449
                             =========    ====      =======     ========     =======   =========      =========      =======

See notes to unaudited consolidated financial statements.

                     FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Thousands)
                                     (Unaudited)

                                                Nine Months Ended September 30,
                                                 ---------------------------
                                                     2001              2000
                                                 ---------------------------

OPERATING ACTIVITIES:
 Net income                                           $3,823          $4,388
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                              163              --
  Provision for real estate losses                         8              14
  Deferred tax provision                                  91             293
  Federal Home Loan Bank stock dividends                (169)           (284)
  Federal Home Loan Bank stock redeemed                  385              --
  Loss (gain) on sale of repossessed assets, net          13              (5)
  Originations of loans held for sale                (38,664)         (4,468)
  Proceeds from sales of loans                        37,565           4,368
  Gain on sale of mortgage loans originated to sell     (437)            (47)
  Depreciation                                           528             498
  Depreciation on real estate owned                       --              32
  Accretion of deferred loan fees, net                  (433)           (358)
  Release of ESOP shares                                 628             487
  Stock compensation expense                             297             592
  Changes in operating assets & liabilities:
   Accrued interest receivable                         1,649             187
   Prepaid expenses & other assets                      (271)            196
   Other liabilities                                     353             280
                                                    --------        --------
    Net cash provided by operating activities          5,529           6,173
                                                    --------        --------
INVESTING ACTIVITIES:
  Purchases of investment securities-held to
   maturity                                          (30,404)        (11,017)
  Proceeds from maturities/calls of investment
   securities-held to maturity                        95,080           6,000
  Purchase of bank owned life insurance              (15,000)             --
  Loan (originations), net of repayments              17,337         (31,745)
  Proceeds from sales of repossessed assets              354           2,898
  Purchases of office properties and equipment          (359)           (901)
                                                    --------        --------
    Net cash provided (used) by investing activities  67,008         (34,765)
                                                    --------        --------

                                                                  (Continued)

FINANCING ACTIVITIES:
  Net increase in deposits                            11,752          28,163
  Advances from FHLB                                   2,450         116,575
  Repayment of advances from FHLB                    (39,961)       (105,785)
  Net decrease in advance payments
   by borrowers for taxes & insurance                   (183)           (264)
  Purchase of treasury stock                          (7,791)         (7,332)
  Dividends paid                                      (1,100)         (1,121)
  Distributions related to minority interest              --            (793)
                                                    --------        --------
   Net cash provided (used) by financing activities  (34,833)         29,443
                                                    --------        --------
Net increase in cash and cash equivalents             37,704             851

CASH AND CASH EQUIVALENTS:
  Beginning of period                                 11,564           9,983
                                                    --------        --------
  End of period                                     $ 49,268        $ 10,834
                                                    ========        ========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                        $ 25,117        $ 23,967
                                                    ========        ========
    Income taxes                                    $  1,687        $  1,765
                                                    ========        ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITIES:
   Real estate acquired in settlement of loans      $    357        $    347
                                                    ========        ========
   Loans to facilitate sales of real estate owned         --        $  1,170
                                                    ========        ========

   Investment securities traded, recorded in
      investments, not yet settled in cash          $ 13,405        $     --
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

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, contained in the Corporation's 2000 Annual Report to Stockholders.

Note 2 - Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This Statement does not change many of the provisions of Opinion 16 and Statement 38 related to the application of the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

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

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Corporation adopted SFAS 133 effective January 1, 2001. The effect of such adoption did not impact the financial position, results of operations, or cash flows of the Corporation.

Note 3 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2001 and 2000 were as follows:

                                        Three months ended                  Nine months ended
                                           September 30,                      September 30,
                                   ----------------------------        --------------------------
                                      2001              2000              2001             2000
                                   ---------          ---------        ---------        ---------
Basic weighted - average shares    3,066,123          3,407,258        3,154,966        3,562,457
Effect of dilutive securities         44,165                125           22,179               42
                                   ---------          ---------        ---------        ---------
Diluted weighted - average shares  3,110,288          3,407,383        3,177,145        3,562,499


Note 4 - Declaration of Dividends

At their meeting on August 29, 2001, the Board of Directors declared an $.11 (eleven cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on September 25, 2001 to the stockholders of record at the close of business on September 11, 2001.

Note 5 - Investment Securities

Investment securities consisted of the following (in thousands):

                         September 30, 2001
                        --------------------
                        Amortized     Fair
Held to Maturity          Cost        Value
                        ---------    -------

U.S. Government and
 Agency obligations     $ 133,039  $ 134,414
                          =======    =======



Note 6 - Loans Receivable

Loans receivable consisted of the following (in thousands):

                                 September 30,     December 31,
                                     2001            2000
                                   ---------       ------------
First mortgage loans:
 One- to four- family residences   $348,266          $377,341
 Other properties                    45,939            41,751
 Construction                        25,072            24,937
 Less:
  Unearned discounts                   (199)             (191)
  Undisbursed loan funds            (10,817)           (9,126)
  Deferred loan fees, net            (2,410)           (2,747)
                                   --------          --------
   Total first mortgage loans       405,851           431,965
                                   --------          --------
Consumer and other loans:
 Commercial                          23,039            20,239
 Automobile                          18,120            16,051
 Consumer                             6,706             5,893
 Home equity and second mortgage     24,435            19,797
 Savings                              1,556             2,042
 Other                                3,052             2,768
 Add deferred loan costs                258               241
                                   --------          --------
   Total consumer and other loans    77,166            67,031
                                   --------          --------
Allowance for loan losses              (680)             (691)
                                   --------          --------
    Loans receivable, net          $482,337          $498,305
                                   ========          ========

Non-accrual loans at September 30, 2001 were $2.3 million. All loans 90 days or more past due are recorded as non-accrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):

Balance at December 31, 2000          $691
 Provisions for estimated losses       163
 Recoveries                             13
 Losses charged off                   (187)
                                      ----
Balance at September 30, 2001         $680
                                      ====




              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

    At September 30, 2001, the Corporation's assets amounted to $697.7 million as compared to $713.9 million at December 31, 2000. The $16.2 million or 2.3% decrease was primarily due to a decrease of $51.3 million or 27.8% in investment securities-held to maturity and to a decrease of $16.0 million or 3.2% in net loans receivable. Such decreases were partially offset by a $37.7 million or 326.1% increase in cash and cash equivalents and a $15.3 million increase in prepaid expenses and other assets. The increase in prepaid expenses and other assets was primarily due to the Bank's investment in bank owned life insurance which has a cash surrender value at September 30, 2001, of $15.2 million. Loan originations for the nine month period ended September 30, 2001 consisted of $82.5 million in one- to four- family residential loans, $2.1 million in multi-family residential loans, $16.8 million in commercial loans, $22.7 million in construction loans and $36.6 million in consumer installment loans, of which $16.1 million
consisted of home equity loans and $12.1   million consisted of
automobile loans. The decrease in net loans receivable was primarily due to customer refinancings in the lower rate environment and the sale by the Bank of such loans in the secondary mortgage market. At September 30, 2001, the Bank had outstanding loan commitments of $6.8 million, unused lines of credit of $8.6 million, and the undisbursed portion of construction loans of $10.8 million. Liabilities decreased $12.1 million or 1.9% to $625.2 million at September 30, 2001 compared to $637.3 million at December 31, 2000. The decrease in liabilities was primarily due to a decrease of $37.5 million or 40.2% in advances from the Federal Home Loan Bank of Dallas ("FHLB of Dallas"). Such decrease was partially offset by a $11.8 million or 2.2% increase in deposits and a $13.9 million increase in other liabilities primarily due to $13.4 million in commitments to purchase investment securities not yet settled in cash. Stockholders' equity amounted to $72.4 million or 10.4% of total assets at September 30, 2001 compared to $76.6 million or 10.7% of total assets at December 31, 2000. The decrease in stockholders' equity was primarily due to the purchase of 372,314 shares of treasury stock totaling $7.8 million in connection with the Corporation's stock repurchase plan and to a lesser extent due to the payment of cash dividends aggregating $1.1 million. Such decrease during the nine months ended September 30, 2001 was partially offset by net income of $3.8 million resulting from continued profitable operations.

    Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $2.7 million or .38% of total assets at September 30, 2001, compared to $1.9 million or .27% of
total assets at December 31, 2000.   Such increase was primarily
due to an increase in non-accruing loans collateralized by one-to-four family mortgage loans and consumer loans. The allowance for loan losses amounted to $680,000 at September 30, 2001.

Results of Operations for the Three Months Ended September 30, 2001
and 2000

    General. The Corporation reported net income of $1.6 million during the three months ended September 30, 2001 compared to net income of $1.4 million for the same period in 2000. The increase of $231,000 in net income in the 2001 period compared to the same period in 2000 was primarily due to an increase in noninterest income. Net interest income rose slightly from $4.6 million for the three months ended September 30, 2000 to $4.7 million for the same period in 2001. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread and net interest margin increased to 2.48% and 2.86%, respectively, for the 2001 three month period compared to 2.19% and 2.67%, respectively, for the 2000 three month period. These and other significant fluctuations in operations are discussed below.

    Interest Income. Interest income amounted to $12.4 million for the three months ended September 30, 2001 compared to $13.2 million for the same period in 2000. The decrease of $806,000 or 6.1% was primarily due to a decrease in the average balance of investment securities and a decrease in the average yield earned on investment securities which was partially offset by an increase in the average balance of other interest earning assets, primarily overnight funds.

    Interest Expense.  Interest expense decreased $879,000 or
10.2% to $7.7 million for the three months ended September 30, 2001 compared to $8.6 million for the same period in 2000. Such decrease was primarily due to a decline in the average balance of advances and a decrease in interest rates paid on deposits. Such decrease was partially offset by an increase in the average balance of deposits.

    Noninterest Income. Noninterest income increased $363,000 or 64.4% to $927,000 for the three months ended September 30, 2001 compared to $564,000 for the three months ended September 30, 2000. The increase in noninterest income for the three month comparable periods ended September 30 was primarily due to an increase of $32,000 or 11.2% from $280,000 to $312,000 in deposit fee income, an increase of $23,000 from $23,000 to $46,000 in loan related insurance commissions, an increase of $158,000 from $19,000 to $177,000 in the gain on the sale of mortgage loans in the secondary mortgage market, an increase of $27,000 from $8,000 to $35,000 in additional loan fees related to loan sales and an increase of $149,000 in earnings from bank owned life insurance purchased in 2001.

    Noninterest Expense. Noninterest expenses increased $54,000 or 1.7% between the 2001 and 2000 three month periods ended September 30. Such increase was primarily due to an increase in data processing expenses. Data processing expense increased $59,000 or 27.2% to $276,000 for the three months ended September 30, 2001 compared to $217,000 for the same period in 2000.
Salaries and employee benefits amounted to $1.9 million compared to $2.0 million resulting in a decrease of $107,000 or 5.3% for the three month periods ended September 30, 2001 and 2000, respectively.

    Income Taxes. Income taxes amounted to $727,000 and $678,000 for the three months ended September 30, 2001 and 2000, respectively, resulting in effective tax rates of 31.02% and 32.8%, respectively.

Results of Operations for the Nine Months Ended September 30, 2001
and 2000

    General. The Corporation reported net income of $3.8 million during the nine months ended September 30, 2001 compared to net income of $4.4 million for the same period in 2000. The decrease of $565,000 in net income in the 2001 period compared to the same period in 2000 was primarily due to a decrease in net interest income and an increase in noninterest expenses, which were offset by an increase in noninterest income and a decrease in income tax expense. Net interest income declined from $14.4 million for the nine months ended September 30, 2000 to $13.6 million for the same period in 2001. The Corporation's interest rate spread and net interest margin decreased to 2.27% and 2.72%, respectively, for the 2001 nine month period compared to 2.38% and 2.85%, respectively, for the 2000 nine month period.

    Interest Income. Interest income amounted to $38.7 million for the nine months ended September 30, 2000 compared to $38.4 million for the same period in 2001. The decrease of $290,000 was primarily due to a decrease in the average balance of and average yield earned on investment securities which were partially offset by an increase in the average balance of and average yield earned on net loans receivable and an increase in the average balance of other interest earning assets, primarily overnight funds.

    Interest Expense. Interest expense increased $460,000 or 1.9% to $24.7 million for the nine months ended September 30, 2001 compared to $24.3 million for the same period in 2000. Such increase was primarily due to an increase in the average balance of deposits, an increase in interest rates paid on such deposits, and an increase in the average interest rate paid on advances. Such increase was partially offset by a decline in the average balance of advances.

    Noninterest Income. Noninterest income increased $1.1 million or 75.5% to $2.5 million for the nine months ended September 30, 2001 compared to $1.4 million for the nine months ended
September 30, 2000. The increase in noninterest income for the nine month comparable periods ended September 30 was primarily due to an increase of $180,000 or 23.2% from $775,000 to $955,000 in deposit fee income, an increase of $93,000 from $49,000 to $142,000 in loan related insurance commissions, an increase of $390,000 from $47,000 to $437,000 in the gain on the sale of mortgage loans in the secondary mortgage market, an increase of $77,000 from $20,000 to $97,000 in additional loan fees related to loan sales, and an increase of $154,000 in earnings from bank owned life insurance purchased in 2001. The increase in noninterest income was also due to a decline in the net loss recognized from the operations of real estate owned in the amount of $111,000. The property primarily incurring such losses was sold in June 2000.

    Noninterest Expense. Noninterest expenses increased $1.0 million or 11.3% between the 2001 and 2000 nine month periods ended September 30. The increase in noninterest expenses during the nine month period in 2001 compared to the same period in 2000 was primarily due to an increase in salaries and employee benefits and to a nonrecurring expense of $352,000 for a death benefit payable pursuant to the employment contract of the Bank's Chief Executive Officer and Chairman of the Board at his death. Salaries and employee benefits, excluding the nonrecurring death benefit of $352,000, amounted to $6.2 million compared to $5.9 million resulting in an increase of $332,000 or 5.7% for the nine month periods ended September 30, 2001 and 2000, respectively. Such increase in salaries and employee benefits was primarily due to an increase in personnel as well as salary and merit increases and an increase in the employee stock ownership plan expense as a result of the increase in the average corporation's stock price. Such increase was partially offset by a decline in management recognition and retention expense for the nine month comparable periods as a result of all shares previously granted becoming fully vested in May 2001.

Income Taxes. Income taxes amounted to $1.8 million and $2.2 million for the nine months ended September 30, 2001 and 2000, respectively, resulting in effective tax rates of 32.3% and 33.0%, respectively.

Liquidity and Capital Resources

    The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At September 30, 2001, the Bank had outstanding advances from the FHLB of Dallas of $55.8 million. Such advances were used in the Bank's normal operating and investing activities.

    As of September 30, 2001, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2001, the Bank's tangible, core and risk-based capital ratios amounted to 9.8%, 9.8% and 17.7%, respectively compared to applicable requirements of 1.5%, 4.0% and 8.0%, respectively.

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



                     FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



     Date: November 14, 2001       By: /s/Larry J. Brandt
                                       -----------------------
                                       Larry J. Brandt
                                       President/CEO



     Date: November 14, 2001       By: /s/Tommy W. Richardson
                                       -----------------------
                                       Tommy W. Richardson
                                       Chief Financial Officer










