Form 10-K405
period 2001-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2002-04-01
CIK 1006424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

      / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-28312

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           TEXAS                                         71-0785261
------------------------------------      ------------------------------------
 (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                  Identification Number)

    200 WEST STEPHENSON
      HARRISON, ARKANSAS                                   72601
------------------------------------      ------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 15, 2002, the aggregate value of the 2,779,533 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 237,826 shares held by all directors and officers of the Registrant as a group, was approximately $66.3 million. This figure is based on the last sales price of $23.85 per share of the Registrant's Common Stock on March 15, 2002.

Number of shares of Common Stock outstanding as of March 15, 2002: 3,017,359

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I.

ITEM 1.  BUSINESS

GENERAL

     FIRST FEDERAL BANCSHARES OF ARKANSAS, INC. First Federal Bancshares of Arkansas, Inc. (the "Company") is a Texas corporation organized in January 1996 by First Federal Bank of Arkansas, FA ("First Federal" or the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP"), and the portion of the net proceeds retained by the Company in connection with the Bank's conversion to stock form and the concurrent offering of the Company's common stock (the "Conversion"). The business and management of the Company consists of the business and management of the Bank. The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future. At December 31, 2001, the Company had $680.3 million in total assets, $555.9 million in total deposits and $71.1 million in stockholders' equity.

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

     The Bank is a community oriented savings institution which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on the origination of loans collateralized by one- to four-family residential dwellings. To a lesser extent, the Bank's activities have also included origination of multi-family residential loans, commercial real estate loans, construction loans, commercial loans and consumer loans. In addition, the Bank maintains a significant portfolio of investment securities. In addition to interest and dividend income on loans and investments, the Bank receives other income from loan fees and various service charges. The Bank's goal is to continue to serve its market area as an independent community oriented financial institution dedicated primarily to financing home ownership while providing financial services to its customers in an efficient manner.

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

LENDING ACTIVITIES

     GENERAL. At December 31, 2001, the Bank's total portfolio of loans receivable ("total loan portfolio"), amounted to $487.6 million or 71.7% of the Company's $680.3 million of total assets at such time. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans collateralized by single-family (one- to four-family) residential property. Consistent with such approach, $330.8 million or 67.9% of the Bank's total loan portfolio consisted of one- to four-family residential loans at December 31, 2001. To a lesser extent, the Bank also originates multi-family residential loans, commercial real estate loans, construction loans, commercial loans and consumer loans. At December 31, 2001, such loan categories amounted to $4.4 million, $46.9 million, $24.8 million, $23.5 million and $57.2 million, respectively, or .9%, 9.6%, 5.1%, 4.8% and 11.7% of the total loan portfolio, respectively. The Bank currently does not offer loans which are insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Office of Veterans Affairs ("VA").

LOAN COMPOSITION. The following table sets forth certain data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                              December 31,
                              ----------------------------------------------------------------------------------------
                                      2001                          2000                          1999
                              -----------------------    ---------------------------    -------------------------
                                          Percentage                    Percentage                      Percentage
                                Amount     of Loans       Amount         of Loans        Amount          of Loans
                              ----------  ----------   -----------     ------------     ----------      ----------
                                                           (Dollars in Thousands)
Real estate loans:
 Single-family residential     $ 330,844    67.85%      $ 377,341        73.87%          $ 368,589        77.73%
 Multi-family residential          4,386      .90           3,666          .72               2,812          .59
 Commercial real estate           46,896     9.62          38,085         7.46              26,018         5.49
 Construction                     24,842     5.09          24,937         4.88              25,797         5.44
                                 -------   ------         -------       ------             -------        -----
   Total real estate loans       406,968    83.46         444,029        86.93             423,216        89.25
                                 -------   ------         -------       ------             -------        -----
Commercial loans                  23,451     4.81          20,239         3.96              14,171         2.99
                                 -------   ------         -------       ------             -------        -----
Consumer loans:
 Home equity and second
  mortgage loans                  24,933     5.11          19,797         3.87              15,009         3.17
 Automobile                       20,506     4.20          16,051         3.14              13,205         2.78
 Other                            11,781     2.42          10,703         2.10               8,577         1.81
                                 -------   ------         -------       ------             -------       ------
   Total consumer loans           57,220    11.73          46,551         9.11              36,791         7.76
                                 -------   ------         -------       ------             -------       ------

   Total loans receivable        487,639   100.00%        510,819       100.00%            474,178       100.00%
                                 -------   ======         -------       ======             -------       ======
Less:
 Undisbursed loan funds          (10,144)                  (9,126)                         (10,473)
 Unearned discounts and
  net deferred loan fees          (2,078)                  (2,697)                          (3,011)

 Allowance for loan losses          (923)                    (691)                            (752)
                                --------                  -------                          -------
   Total loans receivable, net $ 474,494                $ 498,305                          459,978
                                ========                  =======                          =======

                                                     December 31,
                            ---------------------------------------------------------
                                         1998                         1997
                            ----------------------------- ---------------------------
                                Amount       Percentage      Amount       Percentage
                                              of Loans                     of Loans
                            ------------    -----------   ----------     ------------
                                                  (Dollars in Thousands)
Real estate loans:
 Single-family residential     $ 370,211       81.66%      $ 370,955        83.18%
 Multi-family residential          1,540         .34           1,303          .29
 Commercial real estate           23,196        5.12          18,593         4.17
 Construction                     18,226        4.02          20,753         4.66
                                 -------      ------         -------       ------
   Total real estate loans       413,173       91.14         411,604        92.30
                                 -------      ------         -------       ------

Commercial loans                   8,437        1.86           5,649         1.27
                                 -------      ------         -------       ------

Consumer loans:
 Home equity and second
  mortgage loans                  13,308        2.94          13,023         2.92
 Automobile                       10,693        2.36           8,307         1.86
 Other                             7,712        1.70           7,372         1.65
                                 -------      ------         -------       ------
   Total consumer loans           31,713        7.00          28,702         6.43
                                 -------      ------         -------       ------
   Total loans receivable        453,323      100.00%        445,955       100.00%
                                 -------      ======         -------       ======
Less:
 Undisbursed loan funds           (6,770)                     (7,305)
 Unearned discounts and
  net deferred loan fees          (3,296)                     (3,512)

 Allowance for loan losses          (771)                     (1,196)
                                 -------                     -------
   Total loans receivable, net $ 442,486                   $ 433,942
                                 =======                     =======

     LOAN MATURITY AND INTEREST RATES. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

                                      One Year    After Three      After Five      After Ten
                                      Through        Years            Years           Years           Beyond
                             Within     Three      Through          Through         Through           Twenty
                            One Year    Years     Five Years       Ten Years       Twenty Years        Years         Total
                            --------  --------   -------------    ------------    --------------     ---------      -------
                                                                    (In Thousands)
Real estate loans:
 Single-family residential $   434     $  1,131     $   3,504         $ 36,566         $137,635       $ 151,574    $ 330,844

 Multi-family residential      118           --           521            1,286            2,202             259        4,386

 Commercial real estate      1,442        5,828        20,848            7,904           10,714             160       46,896
 Construction               10,457           --            --              400            3,690          10,295       24,842
Commercial loans            11,566        3,831         4,279            2,675            1,100              --       23,451
Consumer loans              15,648       14,233        22,913            3,671              755                       57,220
                            ------       ------        ------           ------          -------         -------      -------
  Total(1)                 $39,665     $ 25,023     $  52,065         $ 52,502         $156,096       $ 162,288    $ 487,639
                            ======       ======        ======           ======          =======         =======      =======

-------------------------

(1) Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

     The following table sets forth the dollar amount of the Bank's loans at December 31, 2001 due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

                                                               Floating or
                                         Fixed-Rate          Adjustable-Rates           Total
                                       ---------------     --------------------    --------------
                                                             (In Thousands)
Real estate loans:
  Single-family residential              $111,975                $218,435             $330,410
  Multi-family residential                  3,646                     622                4,268
  Commercial real estate                   45,294                     160               45,454
  Construction                              4,373                  10,012               14,385
Commercial loans                           11,885                      --               11,885
Consumer loans                             41,572                      --               41,572
                                          -------                 -------              -------
     Total                               $218,745                $229,229             $447,974
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

     ORIGINATION, PURCHASE AND SALE OF LOANS. The lending activities of the Bank are subject to the written, non-discriminatory, underwriting standards and policies established by the Bank's Board of Directors and management. Loan originations are obtained by a variety of sources, including realtor referrals, walk-in customers to the Bank's branch locations, solicitation by loan officers, radio, television and newspaper advertising, and to a lesser extent, through the Bank's Internet website. The Bank continually emphasizes its community ties and its practice of quick and efficient underwriting and loan approval processes. The Bank believes it provides exceptional personalized service to its customers, in part through the use of automated underwriting software (Loan Prospector). The Bank requires hazard insurance, title insurance, and to the extent applicable, flood insurance on all secured real property.

Applications for loans to be held in the Bank's portfolio or loans to be sold on the secondary market are initially received by branch managers or loan officers. All first mortgage real estate loans up to $150,000 must be approved by one member of the Bank's Loan Committee. Loans between $150,000 and $250,000 must be approved by two members of the Bank's Loan Committee, one of which must be a senior vice president or above. Real estate loans between $250,000 and $500,000 must be approved by three members of the Bank's Loan Committee, one of which must be a senior vice president or above. Real estate loans between $500,000 and $1,000,000 must initially be approved by three Loan Committee members, one of which must be an executive vice president or above. Loans in excess of $1,000,000 must be approved by the Bank's Board of Directors in advance of closing. Consumer loans are initially processed by consumer loan officers and are required to be approved by designated officers of the Bank depending on the amount of the loan. All loans are ratified, subsequent to the loan being closed, by the Board of Directors.

     Historically, the Bank has not been an active purchaser of loans due to consistent loan demand. No loans were purchased during the last three years.

     To minimize interest rate risk, loans with fixed-rate terms greater than fifteen years are typically sold to specific investors in the secondary mortgage market. This allows the Bank to provide to its customers competitive long-term fixed-rate mortgage products which are very popular financing products for home buyers in today's market, while not exposing the Bank to undue interest rate risk. These loans are originated subject to Fannie Mae and/or Freddie Mac underwriting guidelines and are typically underwritten and validated by a third party prior to loan closing. The Secondary Market Department of the Bank typically locks and confirms the purchase price of the loan on the day of application which protects the Bank from market price movements and insures that the Bank has a fair and reasonable profit on the sale of the respective loan. Due to the loans being underwritten by a third party, the repurchase risk associated with these loans is mostly assumed by the underwriter. The Bank believes it has minimal risk of repurchase of these loans based upon the contracts with the specific investors. This risk typically involves potential early prepayments of the mortgage or an early default of a loan. In 2001, 2000, and 1999 the Bank was not subject to any loan repurchases. In 2001, 2000 and 1999 the Bank's loan sales amounted to $60.5 million, $8.6 million, and $15.5 million, respectively. The Bank is not involved in loan hedging or other speculative mortgage origination activities.

     Set forth below is a table showing the Bank's originations, sales and repayments of loans during the periods indicated.

                                                           Year Ended December 31,
                                          ----------------------------------------------------------
                                                2001                 2000                1999
                                          -----------------    -----------------    ----------------
                                                                (In Thousands)
Loans receivable at beginning
  of period                                  $510,819             $474,178              $453,323
                                              -------              -------               -------
Loan originations:
  Real estate:
    Single-family residential                 129,181               79,327                97,236
    Multi-family residential                    2,643                1,017                 1,812
    Commercial real estate                     16,713               14,913                 7,266
    Construction                               28,876               30,522                31,175
  Commercial loans                             14,943               14,626                10,783
  Consumer:
    Home equity and second
      mortgage loans                           22,884               15,512                11,861
    Automobile                                 18,392               13,597                11,735
    Other                                      11,307               11,206                 8,801
                                              -------              -------               -------
      Total loan originations                 244,939              180,720               180,669
Repayments                                   (207,059)            (134,408)             (143,388)
Loan sales                                    (60,452)              (8,590)              (15,516)
Other                                            (608)              (1,081)                 (910)
                                              -------              -------               -------
Net loan activity                             (23,180)              36,641                20,855
                                              -------              -------               -------
Loans receivable
  at end of period                           $487,639             $510,819              $474,178
                                              =======              =======               =======

     Multi-family residential, commercial real estate, construction and commercial loans comprised 25.8%, 33.8%, and 28.2% of total loan originations, respectively, for the years ended December 31, 2001, 2000, and 1999. Such loans generally have a greater risk of uncollectibility. At December 31, 2001, there was $135,000 of impaired loans in these loan types.

     LOANS-TO-ONE BORROWER. A savings institution generally may not make loans-to-one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2001, the Bank's limit on loans-to-one borrower was approximately $10.1 million. At December 31, 2001, the Bank's largest loan or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $7.0 million. Such amount consists of twenty-four loans, primarily commercial real estate loans, all of which were current at December 31, 2001. The Bank's ten largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $38.5 million at December 31, 2001. At December 31, 2001, there were no loans to such borrowers that were delinquent.

    ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank has historically concentrated its lending activities on the origination of loans collateralized by first mortgage liens on existing one- to four-family residences. At December 31, 2001, $330.8 million or 67.9% of the Bank's total loan portfolio consisted of one- to four-family residential real estate loans. The Bank originated $129.2 million, $79.3 million and $97.2 million of one- to four-family residential loans in 2001, 2000, and 1999, respectively, and intends to continue to emphasize the origination of permanent loans collateralized by first mortgage liens on one- to four-family residential properties in the future. Of the $330.8 million of such loans at December 31, 2001, $218.6 million or 66.1% had adjustable-rates of interest (including $138.3 million of seven-year adjustable rate loans) and $112.2 million or 33.9% had fixed-rates of interest.

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

     The Bank's residential mortgage loans typically do not exceed 80% of the appraised value of the secured property. However, pursuant to the underwriting guidelines adopted by the Board of Directors, the Bank may lend up to 97% of the appraised value of the property, securing a one- to-four residential loan with private mortgage insurance to protect the portion of the loan that exceeds 80% of the appraised value. The Bank may, on occasion, extend a loan up to 90% of the appraised value of the secured property without private mortgage insurance coverage. However, these exceptions are minimal and are only approved on loans with exceptional credit scores, sizeable asset reserves, or other compensating factors. At December 31, 2001, the Bank had $2.0 million of nonperforming, single-family residential loans. See "Asset Quality".

     MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. Although the Bank does not emphasize multi-family residential loans and has not been active in this area, the Bank offers mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At December 31, 2001, $4.4 million or .9% of the Bank's total loan portfolio consisted of loans collateralized by existing multi-family residential real estate properties.

     Multi-family loans are generally made on terms up to ten years with fixed-rates although the Bank will originate such loans with call provisions up to five years. Loan-to-value ratios on the Bank's multi-family real estate loans are currently limited to 80%. It is also the Bank's general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential real estate loans from the principals of the borrower.

     Multi-family real estate lending entails significant additional risks as compared with one- to four-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as economic conditions generally. At December 31, 2001, the Bank did not have any nonperforming multi-family real estate loans. See "Asset Quality".

     COMMERCIAL REAL ESTATE LOANS. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 2001, $46.9 million or 9.6% of the Bank's total loan portfolio consisted of loans collateralized by existing commercial real estate properties.

     The majority of the Bank's real estate loans are collateralized by office buildings, convenience stores, service stations, mini-storage facilities, hotels, churches, and small shopping malls and strip centers. The majority of these loans are collateralized by properties located in the Bank's market areas. These loans have increased in the last few years and are underwritten specifically in correlation with the type of property being collateralized. Cash flows and vacancy rates are primary considerations when underwriting loans collateralized by office buildings, convenience stores, mini-storage facilities, hotels, etc. Loans with borrowers that are corporations, limited liability companies, trusts, or other legal entities are also personally guaranteed by the principals of the respective entity.

     At December 31, 2001, the Bank had approximately $11.0 million of loans which are either for the construction of service station and convenience store facilities or are collateralized by such facilities. The Bank requires that construction loans for such facilities meet present standards established by the Environmental Protection Agency. To date, the Bank has not experienced any material credit or environmental problems with such loans.

     The Bank's policy requires real estate appraisals of all properties securing commercial real estate loans by licensed real estate appraisers pursuant to state licensing requirements. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project, and the quality of management involved with the property. The Bank's commercial real-estate-loans are typically originated with amortizations not to exceed 20 years, and typically have balloon periods of three, five, or seven-year terms. The Bank does offer a limited number of fixed-rate commercial loans with terms not to exceed 15 year periods. As part of the criteria for underwriting multi-family and commercial real estate loans, the Bank generally prepares a cash flow analysis that includes a vacancy rate estimation, expenses for taxes, insurance, maintenance, and repair reserves, and debt coverage ratios.

     Commercial real estate lending entails additional risks with the loan portfolio, as compared to the Bank's single-family residential property loans. Such loans generally involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate, as well as regional and economic conditions generally. Changes in interest rates are typically considered in the underwriting process of commercial real estate loans. At December 31, 2001, the Bank had $269,000 of non-performing commercial real estate loans. See "Asset Quality".

     CONSTRUCTION LOANS. The Bank originates residential, multi-family, and commercial real estate construction loans. However, the Bank's primary emphasis has been residential construction lending. The Bank's construction lending activities are typically limited to the Bank's primary market areas. At December 31, 2001, construction loans amounted to $24.8 million or 5.1% of the Bank's total loan portfolio, of which, $22.2 million consisted of one-to four-family residential construction loans, and $2.6 million consisted of commercial real estate and multi-family residential construction loans.

The Bank's construction loans generally have fixed interest rates and are typically issued for a term of six-to nine-months. However, the Bank is permitted to originate construction loans with terms up to two years under its loan policy. This practice is typically limited to larger projects that cannot be completed in the Bank's six-to nine-month period. Construction loans are typically made with a maximum loan-to-value ratio of 85%.

     With limited exceptions, the Bank's construction loans are made to individual homeowners and a limited number of local real estate builders and developers for the purpose of constructing one- to four-family residential homes. Construction loans to individuals are typically made in connection with the granting of the permanent financing on the property. Such loans convert to a fully amortizing adjustable- or fixed-rate loan at the end of the construction term. The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any construction loan to an individual. Interest on construction/permanent loans is due upon completion of the construction phase of the loan. At such time, the loan automatically converts to a permanent loan at the interest rate established at the initial closing of the construction/permanent loan.

     The Bank makes construction loans to local builders for the purpose of construction of speculative (or unsold) residential properties, and for the construction of pre-sold single-family homes. These loans are subject to credit review, analysis of personal and, if applicable, corporate financial statements, and an appraisal of the property to be constructed. The Bank also reviews and inspects the project prior to the disbursement of funds (draws) during the construction term. Loan proceeds are disbursed after a satisfactory inspection of the project has been made based upon a percentage of completion or presentation of substantiated costs incurred. Interest on these construction loans is due upon maturity. The Bank will extend a construction loan upon the payment of the interest accrued if the property has not been sold by the maturity date. The Bank has not experienced any material credit or delinquency problems in this regard.

     Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential loans. This is due, in part, to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders. For this reason, the Bank analyzes each borrower involved in speculative lending and limits the principal amount of dollars that the Bank concentrates at any one time, with any one borrower. The nature of these loans is such that they are generally more difficult to monitor and evaluate. In addition, speculative construction loans to a builder that are not pre-sold possess a greater potential risk to the Bank than construction loans to individuals on their personal residences or on houses that are pre-sold prior to the inception of the loan.

     The Bank has attempted to minimize the risks as outlined above by limiting the extent of its construction loans generally to residential type properties. In addition, the Bank has adopted underwriting guidelines that impose stricter loan-to-value ratios, debt service, and other requirements to protect the Bank for lending areas that involve higher credit risks. Additionally, these loans are priced such that they provide a higher yield to the loan portfolio than do the Bank's single-family residential portfolio loans. At December 31, 2001, the Bank had $350,000 of nonperforming construction loans. See "Asset Quality".

     COMMERCIAL LOANS. To a limited extent, the Bank offers commercial loans which primarily consist of equipment and inventory loans which are typically cross-collateralized by commercial real estate. The Bank does not actively market such loans and offers such loans primarily as an accommodation to its present customers. At December 31, 2001, such loans amounted to $23.5 million or 4.8% of the total loan portfolio. At December 31, 2001, the Bank had one nonperforming commercial loan totaling $54,000. See "Asset Quality".

     The Bank's commercial loans are originated with fixed interest rates with call provisions between one and five years. Such loans are typically based on a fifteen year amortization schedule.

     CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Bank include primarily home equity and second mortgage loans, automobile loans, deposit account secured loans and unsecured loans. Consumer loans amounted to $57.2 million or 11.7% of the total loan portfolio at December 31, 2001, of which $24.9 million, $20.5 million and $11.8 million consisted of home equity and second mortgage loans, automobile loans and other consumer loans, respectively. The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community oriented financial institution.

     The Bank's home equity and second mortgage loans are typically fixed-rate loans with terms of up to fifteen years. Although the Bank does not require that it hold the first mortgage on the secured property, the Bank does hold the first mortgage on a significant majority of its home equity and second mortgage loans. The Bank generally limits the mortgages on the secured property to 90% of the value of the secured property.

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

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2001, the Bank had $409,000 of nonperforming consumer loans. See "Asset Quality".

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

     DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2001, in dollar amounts and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                   Single-family                                  Commercial
                    Residential           Construction            Real Estate            Commercial              Consumer
               --------------------- ---------------------- --------------------- ---------------------- --------------------------
                         Percentage              Percentage            Percentage             Percentage              Percentage
                          of Total                of Total              of Total               of Total                of Total
                 Amount     Loans      Amount       Loans     Amount      Loans      Amount      Loans      Amount       Loans
               -------- ------------ --------- ------------ -------- ------------ ---------- ----------- ---------- ---------------
                                                        (Dollars in Thousands)
Loans
delinquent:

30-59 days       $2,186     .45%        $  --       --%       $  --        --%       $117       .02%       $  256       .05%

60-89 days          604     .12            72      .01           31       .01          56       .01           407       .08

90 days and
over              2,024     .41           350      .07          269       .06          54       .01           409       .08
                  -----                   ---                   ---                   ---                   -----
Total            $4,814                 $ 422                 $ 300                  $227                  $1,072
                  =====                   ===                   ===                   ===                   =====

     Interest income that would have been recorded under the original terms of the Bank's non-accruing loans for the year ended December 31, 2001 amounted to $249,000, and the interest recognized during this period amounted to $101,000.

     The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated.

                                                                     December 31,
                                       -------------------------------------------------------------------------
                                          2001           2000            1999           1998            1997
                                       -----------    -----------     -----------    -----------     -----------
                                                                (Dollars in Thousands)
  Nonperforming loans:
    Single-family residential            $2,024          $1,438         $1,203         $1,275          $ 1,001
    Multi-family residential                 --              --             --             --              109
    Construction loans                      350              --             --             --               --
    Commercial real estate                  269              48             --             --            3,365(1)
    Commercial loans                         54              20             23             30               48
    Consumer loans                          409             140            121            159              434
                                          -----           -----          -----          -----            -----
       Total nonperforming loans          3,106           1,646          1,347          1,464            4,957
                                          -----           -----          -----          -----            -----
  Real estate owned                         455             261          3,940(1)       4,270(1)           195
                                          -----           -----          -----          -----            -----
       Total nonperforming assets        $3,561          $1,907         $5,287         $5,734           $5,152
                                          =====           =====          =====          =====            =====
  Total nonperforming loans as a
    percentage of total loans
    receivable                            0.64%           0.32%          0.28%          0.32%            1.11%
                                          ====            ====           ====           ====             ====

   Total nonperforming assets as a
     percentage of total assets           0.53%           0.27%          0.78%          0.93%            0.94%
                                          ====            ====           ====           ====             ====

   -------------------------
   (1) The Bank reclassified a previously reported non-accrual commercial real estate loan secured by a 202 room hotel in Oklahoma to real estate owned in 1998. Real estate owned primarily consists of the Bank's 75% ownership of this property. As a result of such 75% ownership interest, the Bank is required to include the 25% minority interest ownership in the real estate owned amount shown above. Such property was disposed of in the second quarter of 2000.

     CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At December 31, 2001, the Bank had $3.6 million of classified assets, $3.4 million of which were classified as substandard and $184,000 of which were classified as loss. In addition, at such date, the Bank had $1.3 million of assets designated as special mention.

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

     Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Bank considers the characteristics of (1) one- to-four family residential first mortgage loans; (2) unsecured consumer loans and; (3) secured consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type, grading these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, economic conditions in the primary market areas, and other factors which usually are beyond the control of the Bank.

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

     Estimates of the probability of loan losses involve judgment. While it is possible that in the near term the Bank may sustain losses which are substantial in relation to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the consolidated statements of financial condition is appropriate considering the estimated probable losses in the portfolio.

     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                     Year Ended December 31,
                                       -------------------------------------------------------------------------------------

                                           2001               2000             1999             1998              1997
                                       --------------     -------------    -------------    --------------    --------------
                                                                      (Dollars in Thousands)
Total loans outstanding at
 end of period                           $487,639           $510,819         $ 474,178        $ 453,323         $445,955
                                          =======            =======          ========          =======          =======
Average loans outstanding                $488,942           $481,112         $ 447,631        $ 441,702         $415,075
                                          =======            =======          ========          =======          =======
Allowance at beginning of period         $    691           $    752         $     771        $   1,196         $  1,251
                                          -------            -------          --------          -------          -------
Charge-offs:
  Single-family residential                   (75)               (28)               (9)             (17)              --
  Commercial real estate                       --                 --                --             (369)              --
  Commercial loans                            (41)               (20)               --               --               --
  Consumer loans                             (121)               (40)              (57)            (103)             (67)
                                          -------            -------          --------          -------          -------
    Total charge-offs                        (237)               (88)              (66)            (489)             (67)
                                          -------            -------          --------          -------          --------
Recoveries:
  Consumer loans                               17                 27                27                9               12
                                          -------            -------          --------          -------          -------
    Total recoveries                           17                 27                27                9               12
                                          -------            -------          --------          -------          -------
Net charge-offs                              (220)               (61)              (39)            (480)             (55)
                                          -------            -------          --------          -------          -------
Total provisions for losses                   452                 --                20               55               --
                                          -------            -------          --------          -------          -------
Allowance at end of period               $    923           $    691         $     752        $     771         $  1,196
                                          =======            =======          ========          =======          ========

Allowance for loan losses as a
  percentage of total loans
  outstanding at end of period               0.19%              0.14%             0.16%            0.17%            0.27%
                                             ====               ====              ====             ====             ====
Net loans charged-off as a
  percentage of average loans
  outstanding                                0.05%              0.01%             0.01%            0.11%            0.01%
                                             ====               ====              ====             ====             ====

     The following table presents the allocation of the Bank's allowance for loan losses by the type of loan at each of the dates indicated.

                                                                    December 31,
                          ------------------------------------------------------------------------------------------
                                     2001                           2000                           1999
                          ---------------------------    ---------------------------    ---------------------------
                                          Percentage                     Percentage                    Percentage
                                           of Total                       of Total                      of Total
                                             Loans                         Loans                         Loans
                            Amount        by Category      Amount       by Category      Amount       by Category
                           -------     --------------    ----------    -------------    ----------    -------------
                                                               (Dollars in Thousands)
Single-family               $  66            67.85%        $  57           73.87%        $   50           77.73%
residential
Multi-family residential        1              .90            --             .72             --             .59
Commercial real estate        240             9.62           190            7.46            149            5.49
Construction loans             25             5.09            --            4.88             --            5.44
Commercial loans              133             4.81           101            3.96             31            2.99
Consumer loans                327            11.73           158            9.11            144            7.76
Unallocated                   131             --             185            --              378              --
                              ---           ------           ---          ------            ---          ------
        Total               $ 923           100.00%        $ 691          100.00%        $  752          100.00%
                              ===           ======           ===          ======            ===          ======

                                                   December 31,
                            ----------------------------------------------------------
                                       1998                           1997
                            ---------------------------    ---------------------------
                                             Percentage                     Percentage
                                              of Total                       of Total
                                                Loans                          Loans
                               Amount       by Category       Amount        by Category
                            ----------    -------------    ----------     ------------
                                       (Dollars in Thousands)
Single-family residential        $ 46         81.66%          $   49          83.18%
Multi-family residential           --           .34               --            .29
Commercial real estate            147          5.12              125           4.17
Construction loans                 --          4.02               --           4.66
Commercial loans                   60          1.86               13           1.27
Consumer loans                    135          7.00              221           6.43
Unallocated                       383            --              788             --
                                  ---        ------            -----         ------
        Total                    $771        100.00%          $1,196         100.00%
                                  ===        ======            =====         ======

INVESTMENT ACTIVITIES

     INVESTMENT SECURITIES. The investment policy of the Bank, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments. The Bank's investment policy is currently implemented by the Bank's President/Chief Executive Officer within the parameters set by the investment committee and the Board of Directors. The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.

     Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings, net of taxes, and reported as a separate component of equity. At December 31, 2001, the Bank held no investment securities classified as available for sale. At December 31, 2001, approximately $16.3 million of the Bank's investment securities were pledged as collateral for certain deposits in excess of $100,000. At December 31, 2001, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company's stockholders' equity.

     The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2001. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

                         Less Than        One to Five        Five to Ten         After Ten
                          One Year           Years              Years              Years              Total
                       --------------- ------------------ ------------------- ----------------- ----------------------
                        Amount   Yield    Amount  Yield     Amount   Yield     Amount   Yield   Amount     Yield
                       ------- ------- --------- -------- ---------- -------- --------- ------- ---------- -----------
                                                               (In Thousands)
Bonds and other debt
  securities held to
  maturity:

 Municipal securities   $  --      --%    $ 100    4.45%  $    100    4.60%   $ 5,314    5.07% $  5,514    5.07%

 U.S. Government and
   agency obligations      --      --       499    5.25     18,998    5.79     75,867    6.67  $ 95,364    6.48
                         ----               ---             ------             ------           -------
 Total                  $  --      --%    $ 599    5.13%  $ 19,098    5.78%   $81,181    6.56% $100,878    6.41%
                         ====               ===             ======             ======           =======


     As of December 31, 2001, there were approximately $100 million of investments with issuer call options, of which approximately $82 million are callable within one year.

     The following table sets forth the carrying value of the Company's investment securities classified as held to maturity. The Company held no investment securities as available for sale at the dates indicated.

                                                                  December 31,
                                               ------------------------------------------------
                                                   2001              2000              1999
                                               --------------    ------------     -------------
                                                                (In Thousands)
           Investment securities held to
             maturity:
             Municipal securities              $    5,514         $    3,460      $     3,104
             U.S. Government and agency
               obligations                         95,364            180,850          186,159
                                                  -------            -------          -------
           Total                               $  100,878         $  184,310      $   189,263
                                                  =======            =======          =======

     As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock. At December 31, 2001, the Bank's investment in FHLB stock amounted to $4.9 million. No ready market exists for such stock and it has no quoted market value.

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

     The Bank considers its primary market area to be Northcentral and Northwest Arkansas. The Bank utilizes traditional marketing methods to attract new customers and savings deposits. The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas at December 31, 2001.

     The Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Bank intends to continue to promote longer-term deposits to the extent possible and consistent with its asset and liability management goals.

     The following table shows the distribution of, and certain other information relating to, the Bank's deposits by type of deposit, as of the dates indicated.

                                                                     December 31,
                                   ---------------------------------------------------------------------------------
                                            2001                       2000                         1999
                                   -----------------------    -----------------------    ---------------------------
                                    Amount          %          Amount          %            Amount            %
                                   ----------   ----------    ----------    ---------    -------------    ----------
                                                                (Dollars in Thousands)
Certificate accounts:
    Less than 3.00%                 $ 46,651        8.4%      $      --          --%         $     --          --%
    3.00% - 3.99%                     36,284        6.5             379          .1             1,107          .2
    4.00% - 5.99%                    212,212       38.2         155,948        28.8           291,342        57.4
    6.00% - 7.99%                    116,809       21.0         270,733        50.1           107,065        21.1
    8.00% and over                     6,225        1.1           5,961         1.1             5,800         1.1
                                     -------      -----         -------       -----           -------        ----
  Total certificate accounts         418,181       75.2         433,021        80.1           405,314        79.8
                                     -------      -----         -------       -----           -------        ----
Transaction accounts:
  Passbook and statement savings      26,784        4.8          24,300         4.5            26,031         5.1
  Money market accounts               35,119        6.3          16,980         3.2            15,735         3.1
  NOW accounts/DDA                    75,849       13.7          66,026        12.2            60,795        12.0
                                     -------      -----         -------       -----           -------       -----
     Total transaction accounts      137,752       24.8         107,306        19.9           102,561        20.2
                                     -------      -----         -------       -----           -------       -----
     Total deposits                 $555,933      100.0%      $ 540,327       100.0%         $507,875       100.0%
                                     =======      =====        ========       =====           =======       ======

     The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

                                                               Year Ended December 31,
                                   ---------------------------------------------------------------------------------
                                            2001                       2000                         1999
                                   -----------------------    -----------------------    ---------------------------
                                                 Average                    Average                        Average
                                    Average       Rate         Average       Rate          Average          Rate
                                    Balance       Paid         Balance        Paid         Balance          Paid
                                   ----------   ----------    ----------    ---------    -------------    ----------
                                                                (Dollars in Thousands)
Passbook and statement savings
  accounts                          $ 25,669       2.41%       $ 25,760        2.72%         $ 27,098        2.72%
Money market accounts and
  NOW accounts                        74,861       2.57          66,767        2.53            64,043        2.32
Demand deposit accounts               16,312         --         14,449           --            14,063          --
Certificates of deposit              427,077       5.84         421,945        5.99           396,616        5.63
                                     -------                    -------                       -------
    Total deposits                  $543,919       5.06%       $528,921        5.23%         $501,820        4.90%
                                     =======                    =======                       =======

     The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2001 and 2000 and the amounts at December 31, 2001 which mature during the periods indicated.

                                                                     Balance at December 31, 2001
                                   December 31,             Maturing in the 12 Months Ending December 31,
                            ---------------------------  -----------------------------------------------------
                               2001           2000          2002         2003          2004       Thereafter
                            ------------   ------------  -----------  -----------  -------------  ------------
                                                            (In Thousands)
 Certificate accounts:
     Less than 3.00%          $ 46,651     $      --     $ 45,212       $ 1,439    $      --       $     --
     3.00% - 3.99%              36,284           379       33,639         2,025          595             25
     4.00% - 5.99%             212,212       155,948      151,111        35,457        5,752         19,892
     6.00% - 7.99%             116,809       270,733       83,006        12,964        5,136         15,703
     8.00% and over              6,225         5,961           --         5,891           --            334
                               -------       -------      -------        ------       ------         ------
   Total certificate
     accounts                 $418,181     $ 433,021     $312,968       $57,776    $  11,483       $ 35,954
                               =======       =======      =======        ======       ======         ======

    The following table sets forth the savings flows of the Bank during the periods indicated.

                                                     Year Ended December 31,
                                           -------------------------------------------------
                                                2001            2000               1999
                                           -------------    -------------    ---------------
                                                         (In Thousands)
    Increase (decrease) before interest
      credited                               $(6,597)         $11,064          $  7,926
    Interest credited                         22,203           21,388            18,856
                                              ------           ------            ------
      Net increase in deposits               $15,606          $32,452          $ 26,782
                                              ======           ======            ======

    The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at December 31, 2001 by time remaining to maturity.

                                                                          Amount
                                                                     ----------------
                         Period Ending:                               (In Thousands)
                         March 31, 2002                                  $33,478
                         June 30, 2002                                    24,946
                         September 30, 2002                               10,893
                         December 31, 2002                                 6,816
                         After December 31, 2002                          21,419
                                                                          ------
                           Total certificates of deposit with
                             balances of $100,000 or more                $97,552
                                                                          ======

     BORROWED FUNDS. The Bank utilizes FHLB advances in its normal operating and investing activities. The Bank pledges as collateral for FHLB advances its FHLB stock and has entered into blanket collateral agreements with the FHLB. The Bank agrees to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the unpaid principal balance of the borrower's first mortgage collateral and 45% of the home equity and commercial loans or 35% of the borrower's assets.

     Advances at December 31, 2001, have maturity dates and weighted average rates as follows:

                                                      Weighted
                           Year Ending                Average
                           December 31                  Rate                 Amount
                     ------------------------    -------------------     ---------------
                              2002                         6.40%             34,944

                              2003                         6.41               6,000

                              2004                         6.07               1,000

                              2005                         6.54               4,900

                           Thereafter                      6.44               1,000
                                                                             -------
                              Total                        6.41%            $47,844
                                                                             =======

     The following table sets forth information with respect to the Company's FHLB advances at and during the periods indicated.

                                                  At or For the Year Ended December 31,
                                        -----------------------------------------------------------
                                            2001                 2000                  1999
                                        --------------    -------------------    ------------------
                                                          (Dollars in Thousands)

         Maximum balance                    $93,359            $97,963                $83,972

         Average balance                     66,409             87,999                 57,949

         Year end balance                    47,844             93,359                 83,972

         Weighted average interest rate:

           At end of year                      6.41%              6.60%                  5.76%

           During the year                     6.57%              6.35                   5.58

EMPLOYEES

     The Bank had 202 full-time employees and 35 part-time employees at December 31, 2001. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

SUBSIDIARIES

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. The Bank's only subsidiary, First Harrison Service Corporation (the "Service Corporation"), was formed in 1971. At December 31, 2001, the Service Corporation was inactive.

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

     The  activities financial holding companies may engage in include:

          lending, exchanging, transferring or investing for others, or safeguarding money or securities;

          insuring, guaranteeing or indemnifying others, issuing annuities, and acting as principal, agent or broker for purposes of the foregoing;

          providing financial, investment or economic advisory services, including advising an investment company;

          issuing or selling interests in pooled assets that a bank could hold directly;

          underwriting, dealing in or making a market in securities; and

          merchant banking activities.

     If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk. These restrictions include limiting the following:

          the payment of dividends by the savings institution;

          transactions between the savings institution and its affiliates; and

          any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

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

          purchase a low-quality asset from an affiliate; or

          engage in covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate except on terms and conditions that are consistent with safe and sound banking practices.

With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

THE BANK

    GENERAL. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The last regulatory examination of the Bank by the OTS was completed in August, 2001. The Bank was not required to make any material changes to its operations as a result of such examination. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

     Currently, FDIC deposit insurance rates generally range from zero basis points to 27 basis points, depending on the assessment risk classification assigned to the depository institution. From 1998 through 1999, SAIF members paid 6.4 basis points, while Bank Insurance Fund ("BIF") member institutions paid approximately 1.3 basis points. SAIF and BIF members both paid approximately 1.90 basis points and 2.07 basis points in 2001 and 2000, respectively.

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

     Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 4.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at December 31, 2001. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not materially affect the Bank's regulatory capital. At December 31, 2001, the Bank exceeded its tangible, core and risk-based capital requirements.

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

     Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 2001, the qualified thrift investments of the Bank were approximately 78.9% of its portfolio assets.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2001, the Bank had $47.8 million of outstanding FHLB advances.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2001, the Bank had $4.9 million in FHLB stock, which was in compliance with this requirement. No ready market exists for such stock and it has no quoted market value.

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

     FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 2001, no reserves were required to be maintained on the first $5.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $41.3 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

                                    TAXATION
FEDERAL TAXATION

     GENERAL. The Company and Bank are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended ("Code"), and the Bank is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Bank and is not a comprehensive discussion of the tax rules applicable to the Company and Bank.

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

     Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the percentage of taxable income method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995 and 1994, the Bank used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

     Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as "small banks" are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as "large banks" are required to use only the specific charge off method. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a period of six taxable years, beginning with the first taxable year after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balance of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balance of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or, (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

     For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a) (19) (C) (v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property. As of December 31, 2001, the Bank's applicable excess reserves remaining to be recaptured are $441,032.

     The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2001, the Bank's pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

     NET OPERATING LOSS CARRYOVERS. A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1997. At December 31, 2001, the Bank had no NOL carryforwards for federal income tax purposes.

     CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Corporate net capital gains are taxed at a maximum rate of 35%. The corporate dividends-received deduction is 80% in the case of dividends received from a "20-percent-owned corporation", i.e., a corporation having at least twenty percent (but generally less than 80 percent) of its stock owned by the recipient corporation and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

     OTHER MATTERS. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.

     The Bank's federal income tax returns for the tax years ended December 31, 1998 forward are open under the statute of limitations and are subject to review by the IRS.

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

     ITEM 2.  PROPERTIES.

     At December 31, 2001, the Bank conducted its business from its executive office in Harrison, Arkansas, and thirteen full service offices, all of which are located in Northcentral and Northwest Arkansas.

     The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of the Bank at December 31, 2001.

                                                     Leased/                 Net Book Value
             Description/Address                      Owned                   of Property              Amount of Deposits
-----------------------------------------    ----------------------     -----------------------    ---------------------------
                                                                                         (In Thousands)
  200 West Stephenson                                Owned                          $1,761(1)                $159,397
  Harrison, AR 72601

  128 West Stephenson                                Owned                             184                           (2)
  Harrison, AR  72601

  Corner Central & Willow                            Owned                             221                           (2)
  Harrison, AR  72601

  Ozark Mall - Hwy. 62-65 North                      Leased(3)                          19                     25,003
  Harrison, AR  72601

  324 Hwy. 62-65 Bypass                              Owned                             256                     49,921
  Harrison, AR  72601

  210 South Main                                     Owned                             235                     30,378
  Berryville, AR  72616

  668 Highway 62 East                                Owned                             580                    151,565
  Mountain Home, AR  72653

  1337 Highway 62 SW                                 Owned                             935                     12,478
  Mountain Home, AR 72653

  301 Highway 62 West                                Owned                             136                     20,708
  Yellville, AR  72687

  307 North Walton Blvd.                             Owned                             273                     29,348
  Bentonville, AR  72712

  3460 North College                                 Owned                             484                     39,016
  Fayetteville, AR  72703

  1303 West Hudson                                   Owned                             209                      3,589
  Rogers, AR  72756

  201 East Henri De Tonti Blvd.                      Owned                             220                      8,508
  Tontitown, AR  72764

  2025 North Crossover Road                          Owned                             743                      8,574
  Fayetteville, AR 72703

  249 West Main Street                               Leased(4)                         191                      8,836
  Farmington, AR 72730

  2030 West Elm                                      Owned                             559                      8,612
  Rogers, AR 72756

------------------------
    (1)   Includes property acquisition for expansion in north Harrison.
    (2)   Such offices do not open deposit accounts.
    (3)   Such property is subject to a month-to-month lease.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required herein, to the extent applicable, is incorporated by reference from page 44 of the Company's 2001 Annual Report to Stockholders ("2001 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required herein is incorporated by reference from pages 4 and 5 of the 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required herein is incorporated by reference from pages 7 to 16 of the 2001 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information required herein is incorporated by reference from pages 7 to 9 of the 2001 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required herein is incorporated by reference from page 6 and pages 17 to 42 of the 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein is incorporated by reference from pages 3 to 5 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 25, 2002 ("Definitive Proxy Statement").

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference from page 11of the Definitive Proxy Statement.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) DOCUMENTS FILED AS PART OF THIS REPORT

     (1) The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

               Independent Auditors' Report
               Consolidated Statements of Financial Condition at December 31, 2001 and 2000
               Consolidated Statements of Income for the years ended
                December 31, 2001, 2000, and 1999
               Consolidated Statements of Changes in Stockholders' Equity for
                the years ended December 31, 2001, 2000, and 1999.
               Consolidated Statements of Cash Flows for the years ended
                December 31, 2001, 2000, and 1999.
               Notes to Consolidated Financial Statements.

     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

     (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

                                  EXHIBIT INDEX

2.1*      Plan of Conversion
3.1*      Articles of Incorporation of First Federal Bancshares of Arkansas, Inc.
3.2*      Bylaws of First Federal Bancshares of Arkansas, Inc.
4.0**     Stock Certificate of First Federal Bancshares of Arkansas, Inc.
10.6*     Employment Agreement between the Company, the Bank and Larry J. Brandt
13.0      2001 Annual Report to Stockholders
21.0      Subsidiaries of the Registrant - Reference is made to
            "Item 1 Business - Subsidiaries" for the required information

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


                                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.


                                 By:    /s/ Larry J. Brandt
                                        -------------------------------------
                                        Larry J. Brandt
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ Larry J. Brandt                                             April 1, 2002
   -------------------
   Larry J. Brandt
   President and Chief
   Executive Officer


   /s/ John P. Hammerschmidt
   -------------------------
   John P. Hammerschmidt                                           April 1, 2002
   Chairman


   /s/ James D. Heuer                                              April 1, 2002
   -----------------
   James D. Heuer
   Director

   /s/ Kenneth C. Savells                                          April 1, 2002
   ----------------------
   Kenneth C. Savells
   Director

   /s/ Jeffrey L. Brandt                                           April 1, 2002
   -------------------
   Jeffrey L. Brandt
   Director

   /s/ Tommy Richardson
   -------------------
   Tommy Richardson                                                April 1, 2002
   Executive Vice President and Chief
   Operations Officer/Principal
   Accounting Officer/Secretary