Form 10-Q
period 2002-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2002-05-15
CIK 1006424

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002

                                    OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to ____________

                      Commission File Number 0-28312

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
______________________________________________________________________________
          (Exact name of registrant as specified in its charter)


                   Texas                          71-0785261
______________________________________________________________________________
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)        Identification Number)


           200 West Stephenson
           Harrison, Arkansas                         72601
______________________________________________________________________________
 (Address of principal executive office)            (Zip Code)



                              (870) 741-7641
______________________________________________________________________________
         (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 13, 2002, there were issued and outstanding 2,901,259 shares of the Registrant's Common Stock, par value $.01 per share.



                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                            TABLE OF CONTENTS
                                                                      Page
Part I. Financial Information


Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition
        As of March 31, 2002 (unaudited) and December 31, 2001           1

        Consolidated Statements of Income for the three months
        ended March 31, 2002 (unaudited) and 2001 (unaudited)            2

        Consolidated Statement of Stockholders' Equity for the three
        months ended March 31, 2002 (unaudited)                          3

        Consolidated Statements of Cash Flows for the three months
        ended March 31, 2002 (unaudited) and 2001 (unaudited)            4

        Notes to Unaudited Consolidated Financial Statements             6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        9

Item 3. Quantitative and Qualitative Disclosures about Market Risk      12


Part II.    Other Information


Item 1. Legal Proceedings                                               13
Item 2. Changes in Securities and Use of Proceeds                       13
Item 3. Defaults Upon Senior Securities                                 13
Item 4. Submission of Matters to a Vote of Security Holders             13
Item 5. Other Information                                               13
Item 6. Exhibits and Reports on Form 8-K                                13

Signatures                                                              14


              FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (In Thousands, except share data)


                                                 March 31,     December 31,
ASSETS                                             2002           2001
                                                -----------    ------------
                                                (Unaudited)

Cash and cash equivalents                        $  83,121     $  72,326
Investment securities - held to maturity           102,434       100,878
Federal Home Loan Bank stock                         4,955         4,918
Loans receivable, net of allowance                 472,042       474,494
Accrued interest receivable                          4,536         4,420
Real estate acquired in settlement of loans, net       347           455
Office properties and equipment, net                 7,562         7,006
Prepaid expenses and other assets                   16,141        15,758
                                                   -------       -------
     TOTAL ASSETS                                 $691,138      $680,255
                                                   =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                          $568,482      $555,933
Federal Home Loan Bank advances                     44,841        47,844
Advance payments by borrowers for
 taxes and insurance                                 1,000           929
Other liabilities                                    4,938         4,484
                                                   -------       -------
     Total liabilities                             619,261       609,190
                                                   =======       =======
STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 shares
 authorized, none issued
Common stock, $.01 par value, 20,000,000 shares
 authorized, 5,153,751 shares issued,
 3,017,359 and 3,050,959 shares outstanding at
 March 31, 2002, and December 31, 2001,
 respectively                                           52            52
Additional paid-in capital                          51,562        51,434
Employee stock benefit plans                        (1,863)       (1,967)
Retained earnings-substantially restricted          62,127        60,736
                                                   -------       -------
                                                   111,878       110,255
Treasury stock, at cost, 2,136,392 and
 2,102,792 shares at March 31, 2002 and
 December 31, 2001, respectively                   (40,001)      (39,190)
                                                   --------      --------
     Total stockholders' equity                     71,877        71,065
                                                   --------      --------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                       $691,138      $680,255
                                                   =======       =======

See notes to unaudited consolidated financial statements.

                                   1

               FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                                (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                               2002       2001
                                             --------  --------
INTEREST INCOME:
  Loans receivable                           $ 9,319    $ 10,068
  Investment securities                        1,613       2,939
  Other                                          272         126
                                              ------     -------
      Total interest income                   11,204      13,133
                                              ------     -------
INTEREST EXPENSE:
  Deposits                                     5,313       7,278
  Other borrowings                               733       1,409
                                              ------      -------
      Total interest expense                   6,046       8,687
                                              ------      -------
NET INTEREST INCOME                            5,158       4,446
PROVISION FOR LOAN LOSSES                        362           9
                                              ------      -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                     4,796       4,437
                                              ------      -------
NONINTEREST INCOME:
  Deposit fee income                             547         309
  Other                                          740         366
                                              ------       -----
      Total noninterest income                 1,287         675
                                              ------       -----
NONINTEREST EXPENSES:
  Salaries and employee benefits               2,097       2,218
  Net occupancy expense                          295         275
  Federal insurance premiums                      25          26
  Provision for real estate losses                 4           7
  Data processing                                318         257
  Postage and supplies                           132         140
  Other                                          546         473
                                              ------       -----
      Total noninterest expenses               3,417       3,396
                                              ------       -----

INCOME BEFORE INCOME TAXES                     2,666       1,716
INCOME TAX PROVISION                             910         573
                                              ------       -----
NET INCOME                                   $ 1,756     $ 1,143
                                              ======       =====

EARNINGS PER SHARE:
  Basic                                       $ 0.61      $ 0.35
                                              ======      ======

  Diluted                                     $ 0.60      $ 0.35
                                              ======      ======

Cash Dividends Declared per share             $ 0.12      $ 0.11
                                              ======      ======


See notes to unaudited consolidated financial statements.

                                     2

                                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                       (In Thousands, except share data)
                                                  (Unaudited)

                                    Issued                     Employee
                                 Common Stock      Additional    Stock                   Treasury Stock       Total
                               ----------------     Paid-In     Benefit     Retained    ----------------   Stockholders'
                               Shares    Amount     Capital      Plans      Earnings    Shares    Amount      Equity
                               ------    ------    ---------    -------     --------    ------    ------   -------------
Balance, December 31, 2001   5,153,751    $52       $51,434    $(1,967)     $60,736    2,102,792 $(39,190)   $71,065

Net income                                                                    1,756                            1,756

Release of ESOP shares                                  138        104                                           242

Tax effect of stock
compensation plan                                       (13)                                                     (13)

Treasury shares reissued due
to exercise of stock options                              3                               (4,400)      82         85

Purchase of treasury stock,                                                               38,000     (893)      (893)
at cost

Dividends paid                                                                 (365)                            (365)
                             ---------   -----      -------    --------     -------    --------- ---------   -------
Balance, March 31, 2002      5,153,751    $52       $51,562    $(1,863)     $62,127    2,136,392 $(40,001)   $71,877
                             =========   =====      =======    ========     =======    ========= =========   =======

See notes to unaudited consolidated financial statements.

                                     3

                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)



                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2002             2001
                                                  ----------         ---------
OPERATING ACTIVITIES:
 Net income                                         $1,756             $1,143
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Provision for loan losses                            362                  9
  Provision for real estate losses                       4                  7
  Deferred tax benefit                                 (75)               (27)
  Federal Home Loan Bank stock dividends               (37)               (70)
  Loss on sale of repossessed assets, net               10                  3
  Originations of loans held for sale              (13,940)            (8,560)
  Proceeds from sales of loans                      16,842              6,520
  Gain on sale of mortgage loans originated to sell   (237)               (70)
  Depreciation                                         183                173
  Accretion of deferred loan fees, net                (218)              (103)
  Release of ESOP shares                               242                204
  Bank owned life insurance earnings                  (216)                --
  Stock compensation expense                            --                178
  Changes in operating assets & liabilities:
     Accrued interest receivable                      (116)             1,464
     Prepaid expenses & other assets                  (151)              (166)
     Other liabilities                              (1,483)               776
                                                    -------             -----
       Net cash provided by operating activities     2,926              1,481
                                                    -------             -----

INVESTING ACTIVITIES:
  Purchases of investment securities-held to
   maturity                                        (15,601)                --
  Proceeds from maturities/calls of
   investment securities-held to maturity           16,045             32,833
  Loan originations, net of repayments                (355)             4,991
  Proceeds from sales of repossessed assets            117                 19
  Purchases of office properties and equipment        (739)              (118)
                                                      -----            -------
     Net cash provided (used) by investing activities (533)            37,725
                                                      -----            -------

                                                                   (Continued)
                                     4


                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2002             2001
                                                  ---------          ---------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits               12,507             (1,468)
  Advances from FHLB                                 2,000              1,450
  Repayment of advances from FHLB                   (5,003)           (17,954)
  Net increase in advance payments
   by borrowers for taxes & insurance                   71                308
  Purchase of treasury stock                          (893)            (3,405)
  Reissued treasury stock                               85                 --
  Dividends paid                                      (365)              (371)
                                                    -------            -------
     Net cash provided by financing activities       8,402             21,440
                                                    -------            -------

Net increase in cash and cash equivalents           10,795             17,766

CASH AND CASH EQUIVALENTS:
  Beginning of period                               72,326             11,564
                                                    ------             ------
  End of period                                    $83,121            $29,330
                                                    ======             ======

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                       $ 6,189            $ 8,665
                                                     =====              =====
    Income taxes                                   $    --            $    --
                                                     =====              =====

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING ACTIVITIES:
   Real estate acquired in settlement of loans     $   153            $    50
                                                    ======             ======
   Loans to facilitate sales of real estate owned  $   156            $    --
                                                    ======             ======
   Investment securities traded, recorded in
      investments, not yet settled in cash         $ 2,000            $    --
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

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, contained in the Corporation's 2001 Annual Report to Stockholders.

Note 2 - Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This Statement does not change many of the provisions of Opinion 16 and Statement 38 related to the application of the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this Statement. The Corporation adopted these Statements on January 1, 2002. Such adoption did not have a material effect on the financial position, results of operations, or cash flows of the Corporation.

Note 3 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended March 31, 2002 and 2001 were as follows:



                                           Three months ended
                                                 March 31,
                                        -------------------------
                                           2002            2001
                                        ---------       ---------
Basic weighted - average shares         2,858,994       3,254,571
Effect of dilutive securities              85,338           9,641
                                        ---------       ---------
Diluted weighted - average shares       2,944,332       3,264,212
                                        =========       =========


Note 4 - Declaration of Dividends

At their meeting on February 26, 2002, the Board of Directors declared a $.12 (twelve cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on March 26, 2002 to the stockholders of record at the close of business on March 11, 2002.

Note 5 - Investment Securities

Investment securities consisted of the following (in thousands):

                                                     March 31, 2002
                                              --------------------------
                                              Amortized           Fair
                                                Cost              Value
                                              ---------         --------
Held to Maturity
Municipal Securities                          $  5,514          $  5,493
U. S. Government and Agency obligations         96,920            95,583
                                               -------           -------
                                              $102,434          $101,076
                                               =======           =======

Note 6 - Loans Receivable

Loans receivable consisted of the following (in thousands):


                                        March 31, 2002       December 31, 2001
                                        --------------       -----------------
First mortgage loans:
 One- to four- family residences           $316,431              $330,844
 Other properties                            58,814                51,282
 Construction                                25,954                24,842
 Less:
  Unearned discounts                           (170)                 (216)
  Undisbursed loan funds                     (9,795)              (10,144)
  Deferred loan fees, net                    (1,923)               (2,127)
                                            -------               -------
   Total first mortgage loans               389,311               394,481
                                            -------               -------
Consumer and other loans:
 Commercial                                  24,756                23,451
 Automobile                                  20,692                20,506
 Consumer                                     6,689                 7,083
 Home equity and second mortgage             26,370                24,933
 Savings                                      1,775                 1,464
 Other                                        3,338                 3,234
 Add-deferred loan costs                        260                   265
                                             ------                ------
    Total consumer and other loans           83,880                80,936
                                             ------                ------
Allowance for loan losses                    (1,149)                 (923)
                                            -------               -------
    Loans receivable, net                  $472,042              $474,494
                                            =======               =======

Non-accrual loans at March 31, 2002 were $2.6 million. All loans 90 days or more past due are recorded as non-accrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):

Balance at December 31, 2001       $   923
 Provisions for estimated losses       362
 Recoveries                             21
 Losses charged off                   (157)
                                     -----
Balance at March 31, 2002          $ 1,149
                                     =====

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     At March 31, 2002, the Corporation's assets amounted to $691.1 million as compared to $680.2 million at December 31, 2001. The $10.9 million or 1.6% increase was primarily due to an increase of $10.8 million or 14.9% in cash and cash equivalents primarily due to the temporary investment of excess funds from ongoing operations. Loan originations for the three month period ended March 31, 2002 consisted of $31.9 million in one- to four- family residential loans, $1.0 million in multi-family residential loans, $11.1 million in commercial loans, $7.0 million in construction loans and $11.9 million in consumer installment loans, of which $5.8 million consisted of home equity loans and $3.6 million consisted of automobile loans. At March 31, 2002, the Bank had outstanding loan commitments of $8.8 million, unused lines of credit of $9.4 million, and the undisbursed portion of construction loans of $9.8 million. Liabilities increased $10.1 million or 1.7% to $619.3 million at March 31, 2002 compared to $609.2 million at December 31, 2001. The increase in liabilities was primarily due to an increase of $12.5 million or 2.3% in deposits. Stockholders' equity amounted to $71.9 million or 10.4% of total assets at March 31, 2002 compared to $71.1 million or 10.4% of total assets at December 31, 2001. Stockholders'equity increased during the three month period ended March 31, 2002 primarily due to net income in the amount of $1.8 million for the three month period resulting from continued profitable operations. Such increase was partially offset by the purchase of 38,000 shares of treasury stock totaling $893,000 in connection with the Corporation's stock repurchase program and to a lesser extent due to the payment of a quarterly cash dividend in the amount of $365,000.

     Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $3.0 million or .43% of total assets at March 31, 2002, compared to $3.6 million or .53% of total assets at December 31, 2001. The allowance for loan losses amounted to $1.2 million at March 31, 2002 or 44.8% of nonperforming loans and 0.2% of total loans.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

     General. The Corporation reported net income of $1.8 million during the three months ended March 31, 2002 compared to net income of $1.1 million for the same period in 2001. The increase of $613,000 in net income in the 2002 period compared to the same period in 2001 was primarily due to an increase in net interest income and an increase in noninterest income which was partially offset by an increase in provision for loan losses and an increase in income tax expense. Net interest income increased from $4.5 million for the three months ended March 31, 2001 to $5.2 million for the same period in 2002. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread and net interest margin increased to 2.96% and 3.21%, respectively, for the 2002 three month period compared to 2.12% and 2.61%, respectively, for the 2001 three month period. These and other significant fluctuations in operations are discussed below.

     Interest Income. Interest income amounted to $11.2 million for the three months ended March 31, 2002 compared to $13.1 million for the same period in 2001. The decrease of $1.9 million or 14.7% was primarily due to a decrease in the average balance and in the average yield earned on investment securities, and a decrease in the average balance and in the average yield earned on loans receivable. Such decreases were partially offset by an increase in the average balance of other interest earning assets, primarily overnight funds. The average balance and average yield earned on investment securities declined primarily due to higher-yielding investments being called. The increase in the average balance of other interest earning assets was due to the investment of excess funds from the repayment or prepayment of loans and investments.

     Interest Expense. Interest expense decreased $2.6 million or 30.4% to $6.1 million for the three months ended March 31, 2002 compared to $8.7 million for the same period in 2001. Such decrease was primarily due to a decrease in the average rate paid on deposits and a decrease in the average balance of Federal Home Loan Bank of Dallas advances. Such decrease in interest expense was partially offset by an increase in the average balance of deposits. The decrease in the average rate paid on deposits was due to a declining interest rate environment while the decrease in the average balance of FHLB advances was due to repayments in excess of new advances.

     Provision for Loan Losses. Provision for loan losses amounted to $362,000 for the three months ended March 31, 2002 compared to $9,000 for the
same period in 2001.   Provisions for loan losses include charges to reduce
the recorded balance of loans to their estimated fair value. Such provision and the adequacy of the allowance for loan losses is evaluated quarterly by management of the Bank based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. The increase in the 2002 three month period compared to the same period in 2001 was primarily due to economic conditions and an increase in commercial and consumer loans which are typically considered to involve a higher degree of risk than one- to four-family loans.

     Noninterest Income. Noninterest income increased $612,000 or 90.7% to $1.3 million for the three months ended March 31, 2002 compared to $675,000 for the three months ended March 31, 2001. The increase in noninterest income for the three month comparable periods ended March 31 was primarily due to an increase of $238,000 or 77.0% from $309,000 to $547,000 in deposit fee income, an increase of $167,000 from $70,000 to $237,000 in the gain on the sale of mortgage loans in the secondary mortgage market, an increase of $28,000 from $17,000 to $45,000 in additional loan fees related to loan sales, and an increase of $216,000 in earnings from bank owned life insurance purchased in the second and third quarters of 2001.

     Noninterest Expense. Noninterest expenses increased $21,000 or .6% between the 2002 and 2001 three month periods ended March 31. The increase in noninterest expenses during the three month period in 2002 compared to the same period in 2001 was primarily due to an increase in data processing expenses. Data processing expenses increased $61,000 or 23.7% to $318,000 for the three months ended March 31, 2002 compared to $257,000 for the same period in 2001. Such increase was primarily due to growth and additional product and service offerings. Salaries and employee benefits amounted to $2.1 million compared to $2.2 million resulting in a decrease of

$121,000 or 5.5% for the three month periods ended March 31, 2002 and 2001, respectively. Such decrease in salaries and employee benefits was primarily due to a decline of $179,000 in the management recognition and retention plan expense as a result of the awarded shares being fully vested in May 2001.

     Income Taxes. Income taxes amounted to $910,000 and $573,000 for the three months ended March 31, 2002 and 2001, respectively, resulting in effective tax rates of 34.1% and 33.4%, respectively.

Liquidity and Capital Resources

     The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At March 31, 2002, the Bank had outstanding advances from the FHLB of Dallas of $44.8 million. Such advances were used in the Bank's normal operating and investing activities.

     The Bank is completing its plans for the construction of a new corporate and full-service branch office in north Harrison. Construction is expected to start in May 2002 with completion expected in the spring of 2003. Capital expenditures are estimated to be $6 million with disbursements occurring throughout the period of construction.

     As of March 31, 2002, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2002, the Bank's tangible, core and risk-based capital ratios amounted to 9.9%, 9.9% and 17.5%, respectively compared to applicable requirements of 1.5%, 4.0% and 8.0%, respectively.

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

                 QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

     For a discussion of the Corporation's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 2001 Annual Report to Stockholders. There has been no material change in the Corporation's asset and liability position or the market value of the Bank's portfolio equity since December 31, 2001.

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



                                    FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



     Date: May 15, 2002                By: /s/Larry J. Brandt
                                          ----------------------
                                          Larry J. Brandt
                                          President/CEO



     Date: May 15, 2002                By: /s/Sherri Billings
                                          ----------------------
                                          Sherri Billings
                                          EVP/CFO