Form 10-Q
period 2002-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2002-08-14
CIK 1006424

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

                               OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                 Commission File Number 0-28312

          FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
---------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                 Texas                                71-0785261
---------------------------------------------   ---------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer
             or organization)                   Identification Number)


           200 West Stephenson
            Harrison, Arkansas                            72601
---------------------------------------------   ---------------------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 9, 2002, there were issued and outstanding 2,829,259 shares of the Registrant's Common Stock, par value $.01 per share.



           FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                       TABLE OF CONTENTS
                                                                       Page
Part I. Financial Information


Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition
        As of June 30, 2002 (unaudited) and December 31, 2001            1

        Consolidated Statements of Income for the three months
        and six months ended June 30, 2002 (unaudited) and 2001
        (unaudited)                                                      2

        Consolidated Statement of Stockholders' Equity for the six
        months ended June 30, 2002 (unaudited)                           3

        Consolidated Statements of Cash Flows for the six months
        ended June 30, 2002 (unaudited) and 2001 (unaudited)             4

        Notes to Unaudited Consolidated Financial Statements             6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        9

Item 3. Quantitative and Qualitative Disclosures about Market Risk      15


Part II.    Other Information


Item 1. Legal Proceedings                                               16
Item 2. Changes in Securities and Use of Proceeds                       16
Item 3. Defaults Upon Senior Securities                                 16
Item 4. Submission of Matters to a Vote of Security Holders             16
Item 5. Other Information                                               17
Item 6. Exhibits and Reports on Form 8-K                                17

Signatures                                                              18



                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In thousands, except share data)


                                       June 30,       December 31,
                                         2002           2001
                                      -----------    -------------
ASSETS                                (Unaudited)

Cash and cash equivalents             $  64,932       $  72,326
Investment securities held-to-
 maturity                               107,971         100,878
Federal Home Loan Bank stock              4,991           4,918
Loans receivable, net of allowance      482,105         474,494
Accrued interest receivable               4,678           4,420
Real estate acquired in settlement
 of loans, net                              364             455
Office properties and equipment, net      7,927           7,006
Prepaid expenses and other assets        16,278          15,758
                                      -----------    -------------
     TOTAL ASSETS                      $689,246        $680,255
                                      ===========    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                               $575,297        $555,933
Federal Home Loan Bank advances          35,807          47,844
Advance payments by borrowers for
 taxes and insurance                        531             929
Other liabilities                         8,218           4,484
                                      -----------    -------------
     Total liabilities                  619,853         609,190
                                      -----------    -------------
STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
 5,000,000 shares
 authorized, none issued
Common stock, $.01 par value,
 20,000,000 shares
 authorized, 5,153,751 shares
 issued, 2,845,759 and
 3,050,959 shares outstanding at
 June 30, 2002
 and December 31, 2001,
 respectively                                52              52
Additional paid-in capital               51,707          51,434
Employee stock benefit plans             (1,759)         (1,967)
Retained earnings-substantially
 restricted                              63,613          60,736
                                      -----------    -------------
                                        113,613         110,255
Treasury stock, at cost, 2,307,992
 and 2,102,792 shares at June 30, 2002
 and December 31, 2001, respectively    (44,220)        (39,190)
                                      -----------    -------------
     Total stockholders' equity          69,393          71,065
                                      -----------    -------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY            $689,246        $680,255
                                      ===========    =============

See notes to unaudited consolidated financial statements.

           FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share data)
                          (Unaudited)


                             Three Months Ended      Six Months Ended
                                 June 30,                June 30,
                             ------------------------------------------
                             2002       2001         2002       2001
                             ------------------------------------------
INTEREST INCOME:
  Loans receivable           $9,170     $10,031      $18,489    $20,099
  Investment securities       1,728       2,515        3,341      5,454
  Other                         244         280          516        406
                             ------     -------      -------    -------
      Total interest income  11,142      12,826       22,346     25,959
                             ------     -------      -------    -------
INTEREST EXPENSE:
  Deposits                    5,073       7,153       10,386     14,431
  Other borrowings              635       1,151        1,368      2,560
                             ------     -------      -------    -------
      Total interest expense  5,708       8,304       11,754     16,991
                             ------     -------      -------    -------
NET INTEREST INCOME           5,434       4,522       10,592      8,968
PROVISION FOR LOAN LOSSES       373          52          736         61
                             ------     -------      -------    -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES    5,061       4,470        9,856      8,907
                             ------     -------      -------    -------
NONINTEREST INCOME:
  Deposit fee income            589         335        1,136        643
  Other                         670         521        1,410        888
                             ------     -------      -------    -------
     Total noninterest income 1,259         856        2,546      1,531
                             ------     -------      -------    -------
NONINTEREST EXPENSES:
  Salaries and employee
   benefits                   2,090       2,430        4,187      4,649
  Net occupancy expense         313         285          608        559
  Federal insurance
   premiums                      24          25           49         51
  Provision for real estate
   losses                        12          --           16          7
  Data processing               338         275          656        532
  Postage and supplies          112         140          243        280
  Other                         681         580        1,227      1,053
                             ------     -------      -------    -------
      Total noninterest
       expenses               3,570       3,735        6,986      7,131
                             ------     -------      -------    -------
INCOME BEFORE INCOME TAXES    2,750       1,591        5,416      3,307
INCOME TAX PROVISION            916         529        1,826      1,101
                             ------     -------      -------    -------
NET INCOME                   $1,834      $1,062       $3,590     $2,206
                             ======     =======      =======    =======
EARNINGS PER SHARE:
  Basic                      $ 0.66     $ 0.34       $  1.27     $ 0.69
                             ======     =======      =======    =======
  Diluted                    $ 0.64     $ 0.34       $  1.23     $ 0.69
                             ======     =======      =======    =======
Cash Dividends Declared      $ 0.12     $ 0.11       $  0.24     $ 0.22
                             ======     =======      =======    =======

See notes to unaudited consolidated financial statements.

                                         FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                              (In thousands, except share data)
                                                        (Unaudited)


                            Issued
                         Common Stock                          Employee                        Treasury Stock
                       -----------------       Additional        Stock                       -----------------        Total
                                                Paid-In         Benefit       Retained                             Stockholders'
                       Shares     Amount        Capital          Plans        Earnings       Shares     Amount        Equity
                       ---------------------------------------------------------------------------------------------------------
Balance, December
31, 2001               5,153,751     $52        $51,434        $(1,967)       $60,736        2,102,792  $(39,190)     $71,065

Net income                                                                      3,590                                   3,590

Release of ESOP                                     290            208                                                    498

Tax effect of stock
compensation plan                                   (21)                                                                  (21)

Treasury shares
reissued due to
exercise of stock
options                                               4                                         (8,400)      158          162

Purchase of treasury
stock, at cost                                                                                 213,600    (5,188)      (5,188)


Dividends paid                                                                   (713)                                   (713)
                       ---------------------------------------------------------------------------------------------------------

Balance, June 30, 2002 5,153,751     $52        $51,707        $(1,759)       $63,613        2,307,992  $(44,220)      $69,393
                       =========================================================================================================


See notes to unaudited consolidated financial statements.

                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                               (Unaudited)


                                                    Six Months Ended June 30,

                                                        2002          2001
                                                     ----------    ----------

OPERATING ACTIVITIES:
 Net income                                            $3,590        $2,206
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Provision for loan losses                               736            61
  Provision for real estate losses                         16             7
  Deferred tax provision (benefit)                       (174)          115
  Federal Home Loan Bank stock dividends                  (73)         (125)
  Federal Home Loan Bank stock redeemed                    --           386
  Loss on sale of repossessed assets, net                   8             6
  Originations of loans held for sale                 (21,778)      (25,989)
  Proceeds from sales of loans                         26,981        23,285
  Gain on sale of loans originated to sell               (374)         (260)
  Depreciation                                            373           349
  Accretion of deferred loan fees, net                   (326)         (280)
  Release of ESOP shares                                  498           409
  Bank owned life insurance earnings                     (438)           (5)
  Stock compensation expense                               --           297
  Changes in operating assets & liabilities:
     Accrued interest receivable                         (258)        1,218
     Prepaid expenses & other assets                     (102)          (84)
     Other liabilities                                 (2,358)          757
                                                     ----------    ----------
       Net cash provided by operating activities        6,321         2,353
                                                     ----------    ----------
INVESTING ACTIVITIES:
  Purchases of investment securities
   held-to-maturity                                   (40,157)       (8,289)
  Proceeds from maturities/calls of investment
   securities held-to-maturity                         38,065        46,700
  Purchase of bank owned life insurance                    --       (10,000)
  Loan originations, net of repayments                (13,163)       14,392
  Proceeds from sales of repossessed assets               364           166
  Purchases of office properties and equipment         (1,294)         (219)
                                                     ----------    ----------
     Net cash provided (used) by
     investing activities                             (16,185)       42,750
                                                     ----------    ----------

                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                               (Unaudited)



                                                    Six Months Ended June 30,

                                                        2002          2001
                                                     ----------    ----------

FINANCING ACTIVITIES:
  Net increase in deposits                             19,364         8,043
  Advances from FHLB                                    4,000         2,450
  Repayment of advances from FHLB                     (16,037)      (35,957)
  Net decrease in advance payments
     by borrowers for taxes & insurance                  (398)         (266)
  Purchase of treasury stock                           (3,908)       (4,983)
  Reissued treasury stock                                 162            --
  Dividends paid                                         (713)         (740)
                                                     ----------    ----------
     Net cash provided (used) by financing activities   2,470       (31,453)
                                                     ----------    ----------
Net increase (decrease) in cash and  cash equivalents  (7,394)       13,650

CASH AND CASH EQUIVALENTS:
  Beginning of period                                  72,326        11,564
                                                     ----------    ----------
  End of period                                       $64,932       $25,214
                                                     ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                          $11,975       $17,404
                                                     ==========    ==========
    Income taxes                                      $ 1,791       $   912
                                                     ==========    ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
 Real estate acquired in settlement of loans          $   448       $   144
                                                     ==========    ==========
 Loans to facilitate sales of real estate owned       $   219       $    --
                                                     ==========    ==========
 Investment securities traded, recorded in
  investments not yet settled in cash                 $ 5,000       $    --
                                                     ==========    ==========
 Treasury stock traded, recorded in treasury stock
  not yet settled in cash                             $ 1,280       $    --
                                                     ==========    ==========
                                                                 (Concluded)

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

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, contained in the Corporation's 2001 Annual Report to Stockholders.

Note 2 - Recently Issued Accounting Standards

In April 2002 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No.4, Reporting Gains and Losses From Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and accounting for certain lease modifications which are similar to sale-leaseback transactions. The requirements of SFAS 145 related to FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in certain paragraphs of SFAS 145 related to FASB Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 were effective for financial statements issued on or after May 15, 2002.

In June 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002.

The adoption of the required provisions of SFAS 145 did not have a material effect on the financial positions, results of operations, or cash flows of the Corporation. Management does not believe that the adoption of the remaining provisions of SFAS 145 and of SFAS 146 will have a material effect on the financial statements of the Corporation.

Note 3 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended June 30, 2002 and 2001 were as follows:

                        Three months ended             Six months ended
                             June 30,                      June 30,
                        -----------------------------------------------------
                          2002         2001            2002        2001
                        -----------------------------------------------------
Basic weighted -
 average shares         2,776,650   3,146,277        2,817,594   3,200,124
Effect of dilutive
 securities               106,737      11,383           96,367      10,633
Diluted weighted -      ---------   ---------        ---------   ---------
 average shares         2,883,387   3,157,660        2,913,961   3,210,757



Note 4 - Declaration of Dividends

At their meeting on May 20, 2002, the Board of Directors declared a $.12 (twelve cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on June 21, 2002 to the stockholders of record at the close of business on June 6, 2002.

Note 5 - Investment Securities

Investment securities consisted of the following (in thousands):

                                     June 30, 2002
                                ----------------------
                                 Amortized       Fair
                                   Cost         Value
                                ----------  ----------
Held-to-Maturity
Municipal Securities            $    5,625  $    5,732
U. S. Government and Agency
 obligations                       102,346     103,024
                                ----------  ----------
                                  $107,971    $108,756
                                ==========  ==========

Note 6 - Loans Receivable

Loans receivable consisted of the following (in thousands):

                                 June 30, 2002    December 31, 2001
                                ---------------  -------------------
First mortgage loans:
 One- to four- family residences   $308,728          $330,844
 Other properties                    65,992            51,282
 Construction                        33,983            24,842
 Less:
  Unearned discounts                  (146)             (216)
  Undisbursed loan funds           (14,687)          (10,144)
  Deferred loan fees, net           (1,777)           (2,127)
                                   --------          --------
   Total first mortgage loans       392,093           394,481
                                   --------          --------
Consumer and other loans:
 Commercial                          26,292            23,451
 Automobile                          21,262            20,506
 Consumer                             7,521             7,083
 Home equity and second mortgage     31,040            24,933
 Savings                              1,600             1,464
 Other                                3,500             3,234
 Deferred loan costs                    255               265
                                   --------          --------
    Total consumer and other loans   91,470            80,936
                                   --------          --------
Allowance for loan losses           (1,458)             (923)
                                   --------          --------
    Loans receivable, net          $482,105          $474,494
                                   ========          ========

Non-accrual loans at June 30, 2002 were $3.6 million. All loans 90 days or more past due are recorded as non-accrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):


                                  Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                  ---------------------------------------
                                  2002       2001         2002      2001
                                  ---------------------------------------
Balance at beginning of period    $1,149     $602          $923     $691
 Provisions for estimated losses     373       52           736       61
 Recoveries                           18        6            38       10
 Other                                35       --            35       --
 Losses charged off                 (117)     (38)         (274)    (140)
                                  ------     ----        ------     ----
Balance at end of period          $1,458     $622        $1,458     $622
                                  ======     ====        ======     ====

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

    At June 30, 2002, the Corporation's assets amounted to $689.2 million as compared to $680.3 million at December 31, 2001. The $9.0 million or 1.3% increase was primarily due to an increase of $7.1 million or 7.0% in investment securities held-to-maturity and to an increase of $7.6 million or 1.6% in net loans receivable. Such increases were partially offset by a $7.4 million or 10.2% decrease in cash and cash equivalents. Loan originations for the six month period ended June 30, 2002 consisted of $58.2 million in one- to four- family residential loans, $2.3 million in multi-family residential loans, $23.6 million in commercial loans, $21.6 million in construction loans and $27.9 million in consumer installment loans, of which $14.3 million consisted of home equity loans and $7.8 million consisted of automobile loans. At June 30, 2002, the Bank had outstanding loan commitments of $4.9 million, unused lines of credit of $10.8 million, and the undisbursed portion of construction loans of $14.7 million. Liabilities increased $10.7 million or 1.8% to $619.9 million at June 30, 2002 compared to $609.2 million at December 31, 2001. The increase in liabilities was primarily due to an increase of $19.4 million or 3.5% in deposits, which was partially offset by a decrease of $12.0 million or 25.2% in advances from the Federal Home Loan Bank of Dallas ("FHLB of Dallas"). Stockholders' equity amounted to $69.4 million or 10.1% of total assets at June 30, 2002 compared to $71.1 million or 10.4% of total assets at December 31, 2001. The decrease in stockholders' equity was primarily due to the purchase of 213,600 shares of treasury stock totaling $5.2 million in connection with the Corporation's stock repurchase plan and to a lesser extent due to the payment of cash dividends aggregating $713,000. Such decrease during the six months ended June 30, 2002 was partially offset by net income of $3.6 million resulting from continued profitable operations.

    Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $4.0 million or .58% of total assets at June 30, 2002, compared to $3.6 million or .53% of total
assets at December 31, 2001.   Such increase was primarily due to
an $850,000 non-accruing loan collateralized by a commercial real estate property. The allowance for loan losses amounted to $1.5 million at June 30, 2002 or 40.5% of nonperforming loans and .29% of total loans. The allowance for loan losses amounted to $923,000 at December 31, 2001 or 29.7% of nonperforming loans and .19% of total loans. The allowance for loan losses includes $653,000 and $184,000 in allowances allocated to specific loans as of June 30, 2002 and December 31, 2001, respectively. The specific loan allowance at June 30, 2002 included a $450,000 allocation for the $850,000 commercial real estate loan referenced above. Subsequent to June 30, 2002 this loan was settled, resulting in the charge-off of $450,000 from the loan loss allowance.


Results of Operations for the Three Months Ended June 30, 2002 and 2001

    General. The Corporation reported net income of $1.8 million during the three months ended June 30, 2002 compared to net income of $1.1 million for the same period in 2001. The increase of $772,000 in net income in the 2002 period compared to the same period in 2001 was primarily due to
                                     9



an increase in net interest income, an increase in noninterest income and a decrease in noninterest expenses, which were offset by an increase in provision for loan losses and an increase in income tax expense. Net interest income increased from $4.5 million for the three months ended June 30, 2001 to $5.4 million for the same period in 2002.
Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread and net interest margin increased to 3.13% and 3.35%, respectively, for the 2002 three month period compared to 2.22% and 2.70%, respectively, for the 2001 three month period. The increases in the interest rate spread and net interest margin were primarily the result of declining interest rates and the Bank's liability-sensitive position. The decline in interest rates resulted in a 170 basis point reduction in the cost of interest-bearing liabilities of 3.74% for the three months ended June 30, 2002 compared to 5.44% for the three months ended June 30, 2001.
These and other significant fluctuations in operations are discussed below.

    Interest Income. Interest income amounted to $11.1 million for the three months ended June 30, 2002 compared to $12.8 million for the same period in 2001. The decrease of $1.7 million or 13.1% was primarily due to a decrease in the average balance of investment securities and net loans receivable and a decrease in the average yield earned on investment securities, net loans receivable, and other interest earning assets, primarily overnight funds, which were partially offset by an increase in the average balance of other interest earning assets, primarily overnight funds.

    Interest Expense. Interest expense decreased $2.6 million or 31.3% to $5.7 million for the three months ended June 30, 2002 compared to $8.3 million for the same period in 2001. Such decrease was primarily due to a decrease in the interest rates paid on deposits and a decrease in the average balance of FHLB of Dallas advances. Such decreases were partially offset by an increase in the average balance of deposits.

    Provision for Loan Losses. Provision for loan losses amounted to $373,000 for the three months ended June 30, 2002 compared to
$52,000 for the same period in 2001.   Provisions for loan losses
include charges to reduce the recorded balance of loans to their estimated fair value. Such provision and the adequacy of the allowance for loan losses is evaluated quarterly by management of the Bank based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. The increase in the 2002 three month period compared to the same period in 2001 was primarily due to economic conditions, an increase in commercial and consumer loans which are typically considered to involve a higher degree of risk than one- to four-family loans and the recognition of a loss on a single commercial real estate loan.

    This evaluation includes methodology that considers the possibility of loss on all loans. Individual loans that exhibit characteristics indicating a greater possibility of non-performance are considered for individual evaluation of collateral and a comparison of the fair value of such collateral to the loan's carrying value. The methodology also considers loans with common characteristics, referred to as homogeneous loans, by applying a historical loss ratio to these loans. While the Bank has historical information on certain types of loans, other types are relatively new within the portfolio. With the absence of historically developed loss ratios for these loans types, management provides for losses based on consideration of factors believed to be indicative of commensurate risk. As the commercial and consumer loans portfolios have increased, the provision for losses using the methodology above has caused increases in the provision and allowance. Furthermore, during the quarter ended
June 30, 2002, the Bank provided specifically for a loss of $245,000 related to a commercial real estate loan.

    Noninterest Income. Noninterest income increased $403,000 or 47.1% to $1.3 million for the three months ended June 30, 2002 compared to $856,000 for the three months ended June 30, 2001. The increase in noninterest income for the three-month comparable periods ended June 30 was primarily due to an increase of $254,000 or 75.8% from $335,000 to $589,000 in deposit fee income resulting from service charge income from the overdraft protection program that was introduced by the Bank in the fourth quarter of 2001, and an increase of $217,000 from $5,000 to $222,000 in earnings from bank owned life insurance purchased in the second and third quarters of 2001. Such increases were partially offset by a decrease of $53,000 from $190,000 to $137,000 in the gain on the sale of mortgage loans in the secondary mortgage market, a decrease of $20,000 from $44,000 to $24,000 in additional loan fees related to loan sales, and a decrease of $27,000 from $57,000 to $30,000 in loan related insurance commissions.

     Noninterest Expense. Noninterest expense decreased $165,000 or 4.4% between the 2002 and 2001 three month periods ended June 30. Such decrease was primarily due to a decrease in salaries and employee benefits which was partially offset by an increase in data processing expense. Salary and employee benefits decreased $340,000 or 14.0% to $2.1 million for the three month period ended June 30, 2002 compared to $2.4 million for the same period in 2001. Such decrease was primarily due to a nonrecurring expense of $352,000 for a death benefit payable in the second quarter of 2001 pursuant to the employment contract of the Bank's Chief Executive Officer and Chairman of the Board and to a decline of $118,000 in the management recognition and retention plan expense as a result of the awarded shares being fully vested in May 2001. Such decrease in salaries and employee benefits was partially offset by an increase in compensation expense due to an increase in personnel as well as salary and merit increases and an increase in the employee stock ownership plan expense as a result of the increase in the average stock price of the Corporation's common stock. Data processing expenses increased $63,000 or 22.9% to $338,000 for the three month period ended June 30, 2002 compared to $275,000 for the same period in 2001. Such increase in data processing expense was due to growth and additional product and service offerings.

    Income Taxes. Income taxes amounted to $916,000 and $529,000 for the three months ended June 30, 2002 and 2001, respectively, resulting in effective tax rates of 33.3% and 33.2%, respectively.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

    General. The Corporation reported net income of $3.6 million during the six months ended June 30, 2002 compared to net income of $2.2 million for the same period in 2001. The increase of $1.4 million in net income in the 2002 period compared to the same period in 2001 was primarily due to an increase in net interest income, an increase in noninterest income and a decrease in noninterest expense, which were offset by an increase in provision for loan losses and an increase in income tax expense. Net interest income increased $1.6 million from $9.0 million for the six months ended June 30, 2001 to $10.6 million for the same period in 2002. The Corporation's interest rate spread and net interest margin increased to 3.04% and 3.28%, respectively, for the 2002 six month period compared to 2.17% and 2.66%, respectively, for the 2001 six month period. The increases in the interest rate spread and net interest margin were primarily the result of declining interest rates and the Bank's liability-sensitive position. The decline in interest rates resulted in a 165 basis point reduction in the cost of interest-bearing liabilities of 3.87% for six months ended June 30, 2002 compared to 5.52% for the six months ended June 30, 2001.

    Interest Income. Interest income amounted to $22.4 million for the six months ended June 30, 2002 compared to $26.0 million for the same period in 2001. The decrease of $3.6 million was primarily due to a decrease in the average balances of net loans receivable and investment securities, and a decrease in the average yield earned on net loans receivable, investment securities and other interest earning assets, primarily overnight funds, which were partially offset by an increase in the average balance of other interest earning assets, primarily overnight funds.

    Interest Expense. Interest expense decreased $5.2 million or 30.8% to $11.8 million for the six months ended June 30, 2002 compared to $17.0 million for the same period in 2001. Such decrease was primarily due to a decrease in the interest rates paid on deposits and FHLB of Dallas advances, and a decrease in the average balance of such advances. Such decrease was partially offset by an increase in the average balance of deposits.

    Provision for Loan Losses. Provision for loan losses amounted to $736,000 for the six months ended June 30, 2002 compared to
$61,000 for the same period in 2001.   Provisions for loan losses
include charges to reduce the recorded balance of loans to their estimated fair value. Such provision and the adequacy of the allowance for loan losses is evaluated quarterly by management of the Bank based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. The increase in the 2002 six month period compared to the same period in 2001 was primarily due to economic conditions, an increase in commercial and consumer loans which are typically considered to involve a higher degree of risk than one- to four-family loans and the recognition of a loss on a single commercial real estate loan.

    This evaluation includes methodology that considers the
possibility of loss on all loans. Individual loans that exhibit characteristics indicating a greater possibility of non-performance are considered for individual evaluation of collateral and a comparison of the fair value of such collateral to the loan's carrying value. The methodology also considers loans with common characteristics, referred to as homogeneous loans, by applying a historical loss ratio to these loans. While the Bank has historical information on certain types of loans, other types are relatively new within the portfolio. With the absence of historically developed loss ratios for these loans types, management provides for losses based on consideration of factors believed to be indicative of commensurate risk. As the commercial and consumer loans portfolios have increased, the provision for losses using the methodology above has caused increases in the provision and allowance. Furthermore, during the
                                     12



six months ended June 30, 2002, the Bank provided specifically for a loss of $415,000, related to a commercial real estate loan.

    Noninterest Income. Noninterest income increased $1.0 million or 66.3% to $2.5 million for the six months ended June 30, 2002 compared to $1.5 million for the six months ended June 30, 2001. The increase in noninterest income for the six month comparable periods ended June 30 was primarily due to an increase of $493,000 or 76.7% from $643,000 to $1.1 million in deposit fee income resulting from service charge income from the overdraft protection program that was introduced by the Bank in the fourth quarter of 2001, an increase of $433,000 from $5,000 to $438,000 in earnings from bank owned life insurance purchased in the second and third quarters of 2001, and an increase of $114,000 from $260,000 to $374,000 in the gain on the sale of mortgage loans in the secondary mortgage market. Such increases were partially offset by a decrease of $48,000 from $97,000 to $49,000 in loan related insurance commissions.

     Noninterest Expense. Noninterest expense decreased $145,000 or 2.0% between the 2002 and 2001 six month periods ended June 30. Such decrease was primarily due to a decrease in salaries and employee benefits which was partially offset by an increase in data processing expense. Salary and employee benefits decreased $462,000 or 9.9% to $4.2 million for the six month period ended June 30, 2002 compared to $4.7 million for the same period in 2001. Such decrease was primarily due to a nonrecurring expense of $352,000 for a death benefit payable in the second quarter of 2001 pursuant to the employment contract of the Bank's Chief Executive Officer and Chairman of the Board and to a decline of $298,000 in the management recognition and retention plan expense as a result of the awarded shares being fully vested in May 2001. Such decrease in salaries and employee benefits were partially offset from increases in compensation expense due to an increase in personnel as well as salary and merit increases and an increase in the employee stock ownership plan expense as a result of the increase in the average stock price of the Corporation's common stock. Data processing expenses increased $124,000 or 23.3% to $656,000 for the six month period ended June 30, 2002 compared to $532,000 for the same period in 2001. Such increase in data processing expense was due to growth and additional product and service offerings.

Income Taxes. Income taxes amounted to $1.8 million and $1.1 million for the six months ended June 30, 2002 and 2001, respectively, resulting in effective tax rates of 33.7% and 33.3%, respectively.

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

The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At June 30, 2002, the Bank had outstanding advances from the FHLB of Dallas of $35.8 million. Such advances were used in the Bank's normal operating and investing activities.

    The Bank began construction in May 2002 of a new corporate and full-service branch office in north Harrison. Construction is expected be completed in the spring of 2003. Capital expenditures are estimated to be $6 million with disbursements occurring throughout the period of construction.

    As of June 30, 2002, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2002, the Bank's tangible, core and risk-based capital ratios amounted to 10.2%, 10.2% and 17.5%, respectively, compared to applicable requirements of 1.5%, 4.0% and 8.0%, respectively.

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

     Item 4.    Submission of Matters to a Vote of Security Holders

            On April 25, 2002, the Corporation held an annual meeting of stockholders for the following purposes:

                (1)  To elect two directors for a term of three years; and

                (2) To ratify the appointment by the Board of Directors of Deloitte and Touche LLP as the Corporation's independent auditors for the year ending December 31, 2002.

            The results of the voting are set forth below:

                Proposal One (Election of Directors):
                                                             AGAINST/
                          NAME               FOR             WITHHELD
                     James D. Heuer       2,587,623           10,807
                     Kenneth C. Savells   2,587,923           10,507

                Proposal Two (Ratification of Auditors):

                            FOR            AGAINST           ABSTAIN
                         2,585,139          4,300             8,991




     Item 5.    Other Information

            None.

     Item 6.    Exhibits and Reports on Form 8-K

            Exhibit 99.1 - Certification of Chief Executive Officer,
             Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002 (18 U.S.C. 1350)

            Exhibit 99.2 - Certification of Chief Financial Officer,
             Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002 (18 U.S.C. 1350)

















                           SIGNATURES


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



     Date: August 14, 2002         By: /s/Larry J. Brandt
                                      ----------------------------
                                      Larry J. Brandt
                                      President/CEO



     Date: August 14, 2002         By: /s/Sherri R. Billings
                                      ---------------------------
                                      Sherri R. Billings
                                      EVP/CFO














