Form 10-Q
period 2002-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2002-11-14
CIK 1006424

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2002

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to ____________

                      Commission File Number 0-28312

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
______________________________________________________________________________
          (Exact name of registrant as specified in its charter)


                  Texas                                  71-0785261
______________________________________________________________________________
(State or other jurisdiction of incorporation         (I.R.S. Employer
            or organization)                       Identification Number)



          200 West Stephenson
          Harrison, Arkansas                                72601
______________________________________________________________________________
(Address of principal executive office)                  (Zip Code)



                                (870) 741-7641
______________________________________________________________________________
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes _X_    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2002, there were issued and outstanding 2,700,859 shares of the Registrant's Common Stock, par value $.01 per share.

                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                              TABLE OF CONTENTS
                                                                       Page
Part I.  Financial Information                                         ----
-------  ---------------------

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition
         As of September 30, 2002 (unaudited) and December 31, 2001       1

         Consolidated Statements of Income for the three months
         and nine months ended September 30, 2002 (unaudited) and 2001
         (unaudited)                                                      2

         Consolidated Statement of Stockholders' Equity for the nine
         months ended September 30, 2002 (unaudited)                      3

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2002 (unaudited) and 2001 (unaudited)        4

         Notes to Unaudited Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      16

Item 4.  Controls and Procedures                                         16


Part II. Other Information
-------- -----------------

Item 1.  Legal Proceedings                                               17
Item 2.  Changes in Securities and Use of Proceeds                       17
Item 3.  Defaults Upon Senior Securities                                 17
Item 4.  Submission of Matters to a Vote of Security Holders             17
Item 5.  Other Information                                               17
Item 6.  Exhibits and Reports on Form 8-K                                17

Signatures                                                               18

Section 302 Certification of the Chief Executive Officer                 19
Section 302 Certification of the Chief Financial Officer                 20


                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (In thousands, except share data)





                                               September 30,      December 31,
                                                   2002               2001
                                               -------------      ------------
ASSETS                                          (Unaudited)

Cash and cash equivalents                         $  47,340       $  72,326
Investment securities held-to-maturity              108,320         100,878
Federal Home Loan Bank stock                          5,029           4,918
Loans receivable, net                               485,409         474,494
Accrued interest receivable                           4,572           4,420
Real estate acquired in settlement of loans, net        364             455
Office properties and equipment, net                  8,546           7,006
Prepaid expenses and other assets                    16,517          15,758
                                                    -------         -------
     TOTAL ASSETS                                  $676,097        $680,255
                                                    =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                           $569,238        $555,933
Federal Home Loan Bank advances                      31,824          47,844
Advance payments by borrowers for
 taxes and insurance                                    663             929
Other liabilities                                     5,998           4,484
                                                    -------         -------
     Total liabilities                              607,723         609,190
                                                    -------         -------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000 shares
  authorized, none issued
Common stock, $.01 par value, 20,000,000 shares
  authorized, 5,153,751 shares issued,
  2,724,859 and 3,050,959 shares outstanding at
  September 30, 2002 and December 31, 2001,
  respectively                                           52              52
Additional paid-in capital                           51,849          51,434
Employee stock benefit plans                         (1,655)         (1,967)
Retained earnings-substantially restricted           65,456          60,736
                                                    -------         -------
                                                    115,702         110,255
Treasury stock, at cost, 2,428,892 and
   2,102,792 shares at September 30, 2002 and
   December 31, 2001, respectively                  (47,328)        (39,190)
                                                    -------         -------
     Total stockholders' equity                      68,374          71,065
                                                    -------         -------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $676,097        $680,255
                                                    =======         =======

See notes to unaudited consolidated financial statements.

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)
                                 (Unaudited)



                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                     ------------------      -----------------
                                      2002        2001        2002       2001
                                     ------      ------      ------     ------
INTEREST INCOME:
  Loans receivable                  $ 9,267    $  9,856     $27,756    $29,956
  Investment securities               1,643       2,323       4,983      7,777
  Other                                 160         233         676        638
                                     ------      ------      ------     ------
      Total interest income          11,070      12,412      33,415     38,371
                                     ------      ------      ------     ------
INTEREST EXPENSE:
  Deposits                            4,679       6,801      15,065     21,232
  Other borrowings                      443         946       1,810      3,506
                                     ------      ------      ------     ------
      Total interest expense          5,122       7,747      16,875     24,738
                                     ------      ------      ------     ------
NET INTEREST INCOME                   5,948       4,665      16,540     13,633
PROVISION FOR LOAN LOSSES               247         102         983        163
                                     ------      ------      ------     ------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES            5,701       4,563      15,557     13,470
                                     ------      ------      ------     ------
NONINTEREST INCOME:
  Deposit fee income                    611         312       1,747        955
  Other                                 712         615       2,123      1,502
                                     ------      ------      ------     ------
      Total noninterest income        1,323         927       3,870      2,457
                                     ------      ------      ------     ------
NONINTEREST EXPENSES:
  Salaries and employee benefits      2,142       1,899       6,329      6,548
  Net occupancy expense                 337         284         945        843
  Federal insurance premiums             24          25          73         76
  Provision for real estate losses        -           2          16          8
  Data processing                       322         276         978        807
  Postage and supplies                  130         118         373        399
  Other                                 662         542       1,889      1,595
                                     ------      ------      ------     ------
      Total noninterest expenses      3,617       3,146      10,603     10,276
                                     ------      ------      ------     ------

INCOME BEFORE INCOME TAXES            3,407       2,344       8,824      5,651
INCOME TAX PROVISION                  1,183         727       3,010      1,828
                                     ------      ------      ------     ------
NET INCOME                           $2,224      $1,617      $5,814     $3,823
                                      =====       =====       =====      =====
EARNINGS PER SHARE:
  Basic                               $0.84       $0.53       $2.11      $1.21
                                      =====       =====       =====      =====
  Diluted                             $0.81       $0.52       $2.03      $1.20
                                      =====       =====       =====      =====
Cash Dividends Declared               $0.14       $0.11       $0.38      $0.33
                                      =====       =====       =====      =====


See notes to unaudited consolidated financial statements.

                                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                        (In thousands, except share data)
                                                    (Unaudited)

                                     Issued                     Employee
                                  Common Stock    Additional     Stock                 Treasury Stock       Total
                                ---------------    Paid-In      Benefit   Retained    ----------------   Stockholders'
                                Shares   Amount    Capital      Plans     Earnings    Shares    Amount      Equity
                                ------   ------   ----------    --------  --------    ------    ------   -------------
Balance, December 31, 2001   5,153,751      $52      $51,434     $(1,967)  $60,736  2,102,792 $(39,190)    $71,065

Net income                                                                   5,814                           5,814

Release of ESOP shares                                   445         312                                       757

Tax effect of stock
compensation plan                                        (34)                                                  (34)

Treasury shares reissued
due to exercise of stock
options                                                    4                          (14,400)     273         277

Purchase of treasury
stock, at cost                                                                        340,500   (8,411)     (8,411)

Dividends paid                                                              (1,094)                         (1,094)
                                ------   ------   ----------    --------  --------    ------    ------   -------------
Balance, September 30, 2002  5,153,751     $ 52      $51,849     $(1,655)  $65,456  2,428,892 $(47,328)    $68,374
                             =========   ======       ======       =====    ======  =========   ======      ======

See notes to unaudited consolidated financial statements.

                     FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                               Nine Months Ended September 30,
                                               -------------------------------
                                                           2002       2001
                                                           ----       ----
OPERATING ACTIVITIES:
 Net income                                               $5,814     $3,823
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                                  983        163
  Provision for real estate losses                            16          8
  Deferred tax provision                                       1         91
  Federal Home Loan Bank stock dividends                    (111)      (169)
  Federal Home Loan Bank stock redeemed                       --        385
  Loss (gain) on sale of repossessed assets, net              (4)        13
  Originations of loans held for sale                    (41,710)   (38,664)
  Proceeds from sales of loans                            43,027     37,565
  Gain on sale of loans originated to sell                  (555)      (437)
  Depreciation                                               578        528
  Accretion of deferred loan fees, net                      (464)      (433)
  Release of ESOP shares                                     757        628
  Bank owned life insurance earnings                        (662)      (154)
  Stock compensation expense                                  --        297
  Changes in operating assets & liabilities:
     Accrued interest receivable                            (152)     1,649
     Prepaid expenses & other assets                        (111)      (117)
     Other liabilities                                    (2,454)       353
                                                           -----      -----
       Net cash provided by operating activities           4,953      5,529
                                                           -----      -----

INVESTING ACTIVITIES:
  Purchases of investment securities held-to-maturity    (91,057)   (30,404)
  Proceeds from maturities/calls of investment
   securities held-to-maturity                            87,585     95,080
  Purchase of bank owned life insurance                       --    (15,000)
  Loan originations, net of repayments                   (12,789)    17,337
  Proceeds from sales of repossessed assets                  650        354
  Purchases of office properties and equipment            (2,119)      (359)
                                                          ------     ------
     Net cash provided (used) by investing activities    (17,730)    67,008
                                                          ------     ------

                     FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                           2002       2001
                                                           ----       ----
FINANCING ACTIVITIES:
  Net increase in deposits                               13,305     11,752
  Advances from FHLB                                     14,000      2,450
  Repayment of advances from FHLB                       (30,020)   (39,961)
  Net decrease in advance payments
     by borrowers for taxes & insurance                    (266)      (183)
  Purchase of treasury stock                             (8,411)    (7,791)
  Reissued treasury stock                                   277         --
  Dividends paid                                         (1,094)    (1,100)
                                                         ------     ------
     Net cash used by financing activities              (12,209)   (34,833)
                                                         ------     ------

Net increase (decrease) in cash and cash equivalents    (24,986)    37,704

CASH AND CASH EQUIVALENTS:
  Beginning of period                                    72,326     11,564
                                                         ------     ------
  End of period                                         $47,340   $ 49,268
                                                         ======     ======

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                            $17,203   $ 25,117
                                                         ======     ======
    Income taxes                                        $ 2,936   $  1,687
                                                         ======     ======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITIES:
   Real estate acquired in settlement of loans          $   756   $    357
                                                         ======     ======
   Loans to facilitate sales of real estate owned       $   272   $     --
                                                         ======     ======
   Investment securities traded, recorded in
     investments not yet settled in cash                $ 3,970   $ 13,405
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

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, contained in the Corporation's 2001 Annual Report to Stockholders.

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

In October, 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions ("SFAS 147"). SFAS 147 provides guidance on the accounting for goodwill, requiring that the accounting under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, not apply after September 30, 2002. Financial institutions meeting conditions outlined in SFAS 147 will be required to restate previously issued financials statements. Additionally, the scope of SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets, is amended by SFAS 147 to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Management does not believe that the adoption of SFAS 147 will have a material effect on the financial statements of the Corporation.

Note 3 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2002 and 2001 were as follows:



                                      Three months ended   Nine months ended
                                        September 30,         September 30,
                                      ------------------   -----------------
                                        2002      2001       2002      2001
                                      --------  --------   --------  -------
Basic weighted - average shares      2,635,219 3,066,123  2,756,135  3,154,966
Effect of dilutive securities          110,849    44,165    101,569     22,179
                                     --------- ---------  ---------  ---------
Diluted weighted - average shares    2,746,068 3,110,288  2,857,704  3,177,145


Note 4 - Declaration of Dividends

At their meeting on August 23, 2002, the Board of Directors declared a $.14 (fourteen cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on September 25, 2002 to the stockholders of record at the close of business on September 10, 2002.

Note 5 - Investment Securities

Investment securities consisted of the following (in thousands):


                                             September 30, 2002
                                             ------------------
                                             Amortized    Fair
                                                Cost     Value
                                             ---------   ------
Held-to-Maturity
Municipal Securities                         $  7,587  $  7,858
U. S. Government and Agency obligations        87,259    89,671
Certificates of Deposit                        13,474    13,508
                                               ------    ------
                                             $108,320  $111,037
                                              =======   =======

Note 6 - Loans Receivable

Loans receivable consisted of the following (in thousands):


                                     September 30, 2002      December 31, 2001
                                     ------------------      -----------------
First mortgage loans:
 One- to four- family residences           $300,402               $330,844
 Other properties                            67,808                 51,282
 Construction                                44,907                 24,842
 Less:
  Unearned discounts                           (175)                  (216)
  Undisbursed loan funds                    (21,179)               (10,144)
  Deferred loan fees, net                    (1,601)                (2,127)
                                            -------                -------
   Total first mortgage loans               390,162                394,481
                                            -------                -------
Consumer and other loans:
 Commercial                                  27,179                 23,451
 Automobile                                  21,746                 20,506
 Consumer                                     8,580                  7,083
 Home equity and second mortgage             32,840                 24,933
 Savings                                      2,064                  1,464
 Other                                        3,666                  3,234
 Deferred loan costs                            254                    265
                                            -------                -------
    Total consumer and other loans           96,329                 80,936
                                            -------                -------
Allowance for loan losses                    (1,082)                  (923)
                                            -------                -------
    Loans receivable, net                  $485,409               $474,494
                                            =======                =======

Non-accrual loans at September 30, 2002 were $2.8 million. All loans 90 days or more past due are recorded as non-accrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):
                                     Three Months          Nine Months
                                    Ended Sept. 30,      Ended Sept. 30,
                                    ---------------      ---------------
                                     2002     2001         2002    2001
                                    -----     -----        ----    ----
Balance at beginning of period     $1,458      $622        $923    $691
Provisions for estimated losses       247       102         983     163
Recoveries                             25         3          63      13
Other                                   -         -          35       -
Losses charged off                   (648)      (47)       (922)   (187)
                                    -----       ---       -----     ---
Balance at end of period           $1,082      $680      $1,082    $680
                                    =====       ===       =====     ===

Losses charged off in the three months ended September 30, 2002 increased $601,000 from $47,000 for the three months ended September 30, 2001 to $648,000 for the same period in 2002. Losses charged off in the nine months ended September 30, 2002 increased $735,000 from $187,000 for the nine months ended September 30, 2001 to $922,000 for the same period in 2002. The increase in the level of charge- offs in the 2002 three month and nine month periods over the same periods in 2001 was primarily the result of a $450,000 charge-off on a single commercial real estate loan and increases in the level of charge-offs on automobile loans and account balances related to the Bank's overdraft protection program introduced in the fourth quarter of 2001.


















                   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     At September 30, 2002, the Corporation's assets amounted to $676.1 million as compared to $680.3 million at December 31, 2001. The $4.2 million or .61% decrease was primarily due to a decrease of $25.0 million or 34.6% in cash and cash equivalents. Such decrease was partially offset by a $10.9 million or 2.3% increase in net loans receivable and to an increase of $7.4 million or 7.4% in investment securities held-to-maturity. Loan originations for the nine month period ended September 30, 2002 consisted of $94.9 million in one- to four- family residential loans, $2.4 million in multi-family residential loans, $38.4 million in commercial loans, $42.1 million in construction loans and $44.4 million in consumer installment loans, of which $20.9 million consisted of home equity loans and $12.5 million consisted of automobile loans. At September 30, 2002, the Bank had outstanding loan commitments of $6.2 million, unused lines of credit of $11.8 million, and the undisbursed portion of construction loans of $21.2 million. Liabilities decreased $1.5 million or .24% to $607.7 million at September 30, 2002 compared to $609.2 million at December 31, 2001. The decrease in liabilities was primarily due to a decrease of $16.0 million or 33.5% in advances from the Federal Home Loan Bank of Dallas ("FHLB of Dallas"), which was partially offset by an increase of $13.3 million or 2.4% in deposits. The funds available from the increase in deposits and available in cash and cash equivalents were used to pay down FHLB of Dallas advances, to invest in investment securities held-to-maturity, to fund loan growth, and to purchase treasury stock. Stockholders' equity amounted to $68.4 million or 10.1% of total assets at September 30, 2002 compared to $71.1 million or 10.4% of total assets at December 31, 2001. The decrease in stockholders' equity was primarily due to the purchase of 340,500 shares of treasury stock totaling $8.4 million in connection with the Corporation's stock repurchase plan and, to a lesser extent, due to the payment of cash dividends aggregating $1.1 million. Such decrease during the nine months ended September 30, 2002 was partially offset by net income of $5.8 million resulting from continued profitable operations.

     Non-performing assets, consisting of non-accruing loans and repossessed assets, amounted to $3.2 million or .47% of total assets at September 30, 2002, compared to $3.6 million or .53% of total assets at December 31, 2001. The allowance for loan losses amounted to $1.1 million at September 30, 2002 or 38.8% of nonperforming loans and .21% of total loans. The allowance for loan losses amounted to $923,000 at December 31, 2001 or 29.7% of nonperforming loans and .19% of total loans. The allowance for loan losses includes $132,000 and $184,000 in allowances allocated to specific loans as of September 30, 2002 and December 31, 2001, respectively.

Results of Operations for the Three Months Ended September 30, 2002 and 2001

     General. The Corporation reported net income of $2.2 million during the three months ended September 30, 2002 compared to net income of $1.6 million for the same period in 2001. The increase of $607,000 in net income in the 2002 period compared to the same period in 2001 was primarily due to an increase in net interest income and an increase in noninterest income, which were offset by an increase in the provision for loan losses, an increase in noninterest expenses, and an increase in income tax expense. Net interest income increased from $4.7 million for the three months ended September 30, 2001 to $5.9 million for the same period in 2002. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread and net interest margin increased to 3.54% and 3.73%, respectively, for the 2002 three month period compared to 2.48% and 2.86%, respectively, for the 2001 three month period. The increases in the interest rate spread and net interest margin were primarily the result of declining interest rates and the Bank's liability-sensitive position. The decline in interest rates resulted in a 173 basis point reduction in the cost of interest-bearing liabilities to 3.40% for the three months ended September 30, 2002 compared to 5.13% for the three months ended September 30, 2001. These and other significant fluctuations in operations are discussed below.

     Interest Income. Interest income amounted to $11.1 million for the three months ended September 30, 2002 compared to $12.4 million for the same period in 2001. The decrease of $1.3 million or 10.8% was primarily due to a decrease in the average balance of investment securities and a decrease in the average yield earned on investment securities, net loans receivable, and other interest earning assets, primarily overnight funds, which were partially offset by an increase in the average balance of net loans receivable and other interest earning assets, primarily overnight funds. The decrease in the average balance of investment securities held-to-maturity was primarily the result of the call of government agency bonds. The average yield on interest earning assets decreased 65 basis points from 7.60% for the three months ended September 30, 2001 to 6.95% for the three months ended September 30, 2002, primarily as a result of the declining level of interest rates in 2002. The increase in the average balance of loans was primarily due to an increase in the volume of loan originations. The increase in the average balance of overnight funds was primarily due to the proceeds from callable government agency securities being placed in overnight funds.

     Interest Expense. Interest expense decreased $2.6 million or 33.9% to $5.1 million for the three months ended September 30, 2002 compared to $7.7 million for the same period in 2001. Such decrease was primarily due to a decrease in the interest rates paid on deposits and a decrease in the average balance of FHLB of Dallas advances. Such decreases were partially offset by an increase in the average balance of deposits. The decrease in the interest rates paid on deposits was primarily the result of maturing certificates and variable interest bearing accounts being repriced to lower interest rates.
The average cost of deposits decreased 170 basis points from 4.98% for the three months ended September 30, 2001 to 3.28% for the three months ended September 30, 2002, primarily as a result of the declining level of interest rates in 2002. The decrease in the average balance of advances was the result of the level of repayment of maturing advances exceeding the level of new advances.

     Provision for Loan Losses. The provision for loan losses amounted to $247,000 for the three months ended September 30, 2002 compared to $102,000 for the same period in 2001. The increase in the 2002 three month period compared to the same period in 2001 was primarily due to economic conditions, an increase in the losses charged off on consumer loans and an increase in the commercial and consumer loan portfolios which are typically considered to involve a higher degree of risk than one- to four-family loans.

     Provisions for loan losses include charges to reduce the recorded balance of loans to their estimated fair value. Such provision and the adequacy of allowance for loan losses is evaluated quarterly by management of the Bank based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

     Noninterest Income. Noninterest income increased $396,000 or 42.7% to $1.3 million for the three months ended September 30, 2002 compared to $927,000 for the three months ended September 30, 2001. The increase in noninterest income for the three-month comparable periods ended September 30 was primarily due to an increase of $299,000 or 95.8% from $312,000 to $611,000 in deposit fee income resulting from service charge income from the overdraft protection program that was introduced by the Bank in the fourth quarter of 2001, and an increase of $75,000 from $149,000 to $224,000 in earnings from bank owned life insurance purchased in the second and third quarters of 2001.

     Noninterest Expense. Noninterest expense increased $471,000 or 15.0% between the 2002 and 2001 three month periods ended September 30. Such increase was primarily due to an increase in salaries and employee benefits, data processing expense, and occupancy expense. Salaries and employee benefits increased $243,000 or 12.8% to $2.1 million for the three month period ended September 30, 2002 compared to $1.9 million for the same period in 2001. Such increase was primarily due to an increase in compensation expense due to an increase in personnel as well as salary and merit increases, an increase in the employee stock ownership plan expense as a result of the increase in the average stock price of the Corporation's common stock and an increase in health insurance costs. Data processing expense increased $46,000 or 16.7% to $322,000 for the three month period ended September 30, 2002 compared to $276,000 for the same period in 2001. Such increase in data processing expense was due to growth and additional product and service offerings. Occupancy expense increased $53,000 or 18.7% to $337,000 for the three month period ended September 30, 2002 compared to $284,000 for the same period of 2001. Such increase in occupancy expense was primarily due to the addition of a loan processing center in Fayetteville that opened in June 2002.

     Income Taxes. Income taxes amounted to $1.2 million and $727,000 for the three months ended September 30, 2002 and 2001, respectively, resulting in effective tax rates of 34.7% and 31.0%, respectively. The increase in income taxes was due primarily to an increase in pre-tax income.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

     General. The Corporation reported net income of $5.8 million for the nine months ended September 30, 2002 compared to net income of $3.8 million for the same period in 2001. The increase of $2.0 million in net income in the 2002 period compared to the same period in 2001 was primarily due to an increase in net interest income and an increase in noninterest income, which were offset by an increase in the provision for loan losses, an increase in noninterest expense and an increase in income tax expense. Net interest income increased $2.9 million from $13.6 million for the nine months ended September 30, 2001 to $16.5 million for the same period in 2002. The Corporation's interest rate spread and net interest margin increased to 3.21% and 3.43%, respectively, for the 2002 nine month period compared to 2.27% and 2.72%, respectively, for the 2001 nine month period. The increases in the interest rate spread and net interest margin were primarily the result of declining interest rates and the Bank's liability-sensitive position. The decline in interest rates resulted in a 167 basis point reduction in the cost of interest-bearing liabilities to 3.72% for nine months ended September 30, 2002 compared to 5.39% for the nine months ended September 30, 2001.

     Interest Income. Interest income amounted to $33.4 million for the nine months ended September 30, 2002 compared to $38.4 million for the same period in 2001. The decrease of $5.0 million was primarily due to a decrease in the average balances of net loans receivable and investment securities, and a decrease in the average yield earned on net loans receivable, investment securities and other interest earning assets, primarily overnight funds, which were partially offset by an increase in the average balance of other interest earning assets, primarily overnight funds. The decrease in the average balance of net loans receivable was primarily due to a portion of one- to four-family mortgage originations being sold on the secondary market. The decrease in the average balance of investment securities held-to-maturity was primarily the result of the call of government agency bonds. The average yield on interest earning assets decreased 74 basis points from 7.66% for the nine months ended September 30, 2001 to 6.92% for the nine months ended September 30, 2002, primarily as a result of the declining level of interest rates in 2002. The increase in the average balance of overnight funds was primarily due to the proceeds from callable government agency securities being placed in overnight funds.

     Interest Expense. Interest expense decreased $7.8 million or 31.8% to $16.9 million for the nine months ended September 30, 2002 compared to $24.7 million for the same period in 2001. Such decrease was primarily due to a decrease in the interest rates paid on deposits and FHLB of Dallas advances, and a decrease in the average balance of such advances. Such decrease was partially offset by an increase in the average balance of deposits. The decrease in the interest rates paid on deposits was primarily the result of maturing certificates and variable interest bearing accounts being repriced to lower interest rates. The average cost of deposits decreased 168 basis points from 5.23% for the nine months ended September 30, 2001 to 3.55% for the nine months ended September 30, 2002, primarily as a result of the declining level of interest rates in 2002. The decrease in the average balance of advances was the result of the level of repayment of $30.0 million of maturing advances exceeding the $14.0 million of new advances.

     Provision for Loan Losses. The provision for loan losses amounted to $983,000 for the nine months ended September 30, 2002 compared to $163,000 for the same period in 2001. The increase in the 2002 nine month period compared to the same period in 2001 was primarily due to economic conditions, an increase in the losses charged off on consumer loans, an increase in the commercial and consumer loan portfolios which are typically considered to involve a higher degree of risk than one- to four-family loans, and the recognition of a loss of $415,000 on a single commercial real estate loan.

     Provisions for loan losses include charges to reduce the recorded balance of loans to their estimated fair value. Such provision and the adequacy of allowance for loan losses is evaluated quarterly by management of the Bank based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

     Noninterest Income. Noninterest income increased $1.4 million or 57.5% to $3.9 million for the nine months ended September 30, 2002 compared to $2.5 million for the nine months ended September 30, 2001. The increase in noninterest income for the nine month comparable periods ended September 30 was primarily due to an increase of $792,000 or 82.9% from $955,000 to $1.7 million in deposit fee income resulting from service charge income from the overdraft protection program that was introduced by the Bank in the fourth quarter of 2001, an increase of $508,000 from $154,000 to $662,000 in earnings from bank owned life insurance purchased in the second and third quarters of 2001, and an increase of $119,000 from $437,000 to $556,000 in the gain on the sale of mortgage loans in the secondary mortgage market. Such increases were partially offset by a decrease of $72,000 from $142,000 to $70,000 in loan related insurance commissions. The decrease in loan related insurance commissions was primarily due to a decrease in the number of loan customers buying credit life insurance in conjunction with their loans.

     Noninterest Expense. Noninterest expense increased $327,000 or 3.2% between the 2002 and 2001 nine month periods ended September 30. Such increase was primarily due to increases in data processing expense, occupancy expense, and contributions which was partially offset by a decrease in salaries and employee benefits. Salaries and employee benefits decreased $219,000 or 3.3% to $6.3 million for the nine month period ended September 30, 2002 compared to $6.5 million for the same period in 2001. Such decrease was primarily due to a nonrecurring expense of $352,000 for a death benefit payable in the second quarter of 2001 pursuant to the employment contract of the Bank's Chief Executive Officer and Chairman of the Board and to a decline of $298,000 in the management recognition and retention plan expense as a result of the awarded shares being fully vested in May 2001. Such decrease in salaries and employee benefits was partially offset by increases in compensation expense due to an increase in personnel as well as salary and merit increases, an increase in the employee stock ownership plan expense as a result of the increase in the average stock price of the Corporation's common stock, and an increase in health insurance costs. Data processing expenses increased $171,000 or 21.2% to $978,000 for the nine month period ended September 30, 2002 compared to $807,000 for the same period in 2001. Such increase in data processing expense was due to growth and additional product and service offerings. Occupancy expense increased $102,000 or 12.1% to $945,000 from $843,000 for the nine month period ended September 30, 2002 and 2001, respectively. Such increase in occupancy expense was primarily due to the addition of a loan processing center in Fayetteville that opened in June 2002. Contribution expense increased $86,000 to $113,000 from $27,000 for the nine month period ended September 30, 2002 and 2001, respectively. The increase in contributions was primarily due to a one-time $50,000 endowed chair awarded to a state college in Arkansas.

     Income Taxes. Income taxes amounted to $3.0 million and $1.8 million for the nine months ended September 30, 2002 and 2001, respectively, resulting in effective tax rates of 34.1% and

32.3%, respectively. The increase in income taxes was due primarily to an increase in pre-tax income.

Liquidity and Capital Resources

     The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At September 30, 2002, the Bank had outstanding advances from the FHLB of Dallas of $31.8 million. Such advances were used in the Bank's normal operating and investing activities.

     The Bank began construction in May 2002 of a new corporate and full-service branch office in north Harrison. Construction is expected be completed in the spring of 2003. Capital expenditures are estimated to be $6.4 million with disbursements occurring throughout the period of construction. As of September 30, 2002, $835,000 had been disbursed for the construction of the new office.

     As of September 30, 2002, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2002, the Bank's tangible, core and risk-based capital ratios amounted to 10.0%, 10.0% and 16.6%, respectively, compared to applicable requirements of 1.5%, 4.0% and 8.0%, respectively.

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

                           CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are the controls and other procedures of the Corporation that are designed to ensure that the information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Corporation in its reports filed under the Exchange Act is accumulated and communicated to the Corporation's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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



                                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



Date:  November 14, 2002               By: /s/Larry J. Brandt
                                           ---------------------
                                           Larry J. Brandt
                                           President/CEO



Date:  November 14, 2002               By: /s/Sherri R. Billings
                                           ---------------------
                                           Sherri R. Billings
                                           EVP/CFO
















          SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Larry J. Brandt, the Chief Executive Officer of First Federal Bancshares of Arkansas, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Federal Bancshares of Arkansas, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                /s/ Larry J. Brandt
                                        -------------------------
                                        Larry J. Brandt
                                        Chief Executive Officer

               SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Sherri R. Billings, the Chief Financial Officer of First Federal Bancshares of Arkansas, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Federal Bancshares of Arkansas, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                /s/ Sherri R. Billings
                                        ---------------------------
                                        Sherri R. Billings
                                        Chief Financial Officer

