Form 10-K
period 2002-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2003-03-28
CIK 1006424

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 0-28312

First Federal Bancshares of Arkansas, Inc.
(Exact name of registrant as specified in its charter)

Texas	71-0785261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 West Stephenson Harrison, Arkansas	72601
(Address)	(Zip Code)

Registrant’s telephone number, including area code: (870) 741-7641

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

Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

As of June 28, 2002, the aggregate value of the 2,607,833 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 237,926 shares held by directors and officers of the Registrant as a group, was approximately $66.7 million.  This figure is based on the last sales price of $25.56 per share of the Registrant’s Common Stock on June 28, 2002.

Number of shares of Common Stock outstanding as of March 17, 2003:  2,665,743

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1)  Portions of the Annual Report to Stockholders for the year ended December 31, 2002 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2)  Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I.

Item 1.  Business

General

First Federal Bancshares of Arkansas, Inc.  First Federal Bancshares of Arkansas, Inc. (the “Company”) is a Texas corporation organized in January 1996 by First Federal Bank of Arkansas, FA (“First Federal” or the “Bank”) for the purpose of becoming a unitary holding company of the Bank.  The only significant assets of the Company are the capital stock of the Bank, the Company’s loan to the Employee Stock Ownership Plan (“ESOP”), and the portion of the net proceeds retained by the Company in connection with the Bank’s conversion to stock form and the concurrent offering of the Company’s common stock (the “Conversion”).  The business and management of the Company consists of the business and management of the Bank.  The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time.  Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.  At December 31, 2002, the Company had $679.9 million in total assets, $568.8 million in total deposits and $69.3 million in stockholders’ equity.

The Company’s executive office is located at the home office of the Bank at 200 West Stephenson Avenue, Harrison, Arkansas 72601, and its telephone number is (870) 741-7641.

First Federal Bank of Arkansas, FA.  The Bank is a federally chartered stock savings and loan association which was formed in 1934.  First Federal conducts business from its main office and thirteen full service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties.  First Federal’s deposits are insured by the Savings Association Insurance Fund (“SAIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”), to the maximum extent permitted by law.

The Bank is a community oriented savings institution which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on the origination of loans collateralized by real estate.  The Bank’s activities have also included origination of commercial loans and consumer loans.  In addition, the Bank maintains a significant portfolio of investment securities.  In addition to interest and dividend income on loans and investments, the Bank receives other income from loan fees and various service charges.  The Bank’s goal is to continue to serve its market area as an independent community oriented financial institution dedicated primarily to financing home ownership while providing financial services to its customers in an efficient manner.

The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision (“OTS”), which is the Bank’s chartering authority and primary regulator.  The Bank is also regulated by the FDIC, the administrator of the SAIF.  The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System (“FRB”) and is a member of the Federal Home Loan Bank (“FHLB”) of Dallas, which is one of the 12 regional banks comprising the FHLB System.

This Form 10-K and the Company’s Annual Report to Stockholders contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document and the Company’s Annual Report to Stockholders, the words “anticipate”, “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

Lending Activities

General.  At December 31, 2002, the Bank’s total portfolio of loans receivable (“total loan portfolio”), amounted to $507.0 million or 74.6% of the Company’s total assets.  The Bank has traditionally concentrated its lending activities on conventional first mortgage loans collateralized by single-family (one- to four-family) residential property.  Consistent with such approach, $289.1 million or 57.0% of the Bank’s total loan portfolio consisted of one- to four-family residential loans at December 31, 2002.

In recent years, the Bank has placed an increased emphasis on commercial real estate lending, construction lending, commercial lending and consumer lending.  Between December 31, 1998 and December 31, 2002, commercial real estate loans, construction loans, commercial loans and consumer loans increased as follows (dollars in millions):

	December 31,
	2002		1998
Type	Amount	Percentage of Loans	Amount	Percentage of Loans
Commercial real estate	$66.6	13.1%	$23.2	5.1%
Construction	49.1	9.7	18.2	4.0
Commercial	28.2	5.6	8.4	1.9
Consumer	68.0	13.4	31.7	7.0
Total	$211.9	41.8%	$81.5	18.0%

The Bank has placed an increased emphasis on these loan types to diversify its loan portfolio, increase the average yield on its loan portfolio, expand its operations and provide greater opportunities to cross-sell its products.

Loan Composition.  The following table sets forth certain data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Real estate loans:
Single-family residential	$289,106	57.03%	$330,844	67.85%	$377,341	73.87%	$368,589	77.73%	$370,211	81.66%
Multi-family residential	5,821	1.15	4,386.90		3,666.72		2,812.59		1,540.34
Commercial real estate	66,622	13.14	46,896	9.62	38,085	7.46	26,018	5.49	23,196	5.12
Construction	49,144	9.69	24,842	5.09	24,937	4.88	25,797	5.44	18,226	4.02
Total real estate loans	410,693	81.01	406,968	83.46	444,029	86.93	423,216	89.25	413,173	91.14

Commercial loans	28,213	5.57	23,451	4.81	20,239	3.96	14,171	2.99	8,437	1.86

Consumer loans:
Home equity and second mortgage loans	31,670	6.25	24,933	5.11	19,797	3.87	15,009	3.17	13,308	2.94
Automobile	22,570	4.45	20,506	4.20	16,051	3.14	13,205	2.78	10,693	2.36
Other	13,807	2.72	11,781	2.42	10,703	2.10	8,577	1.81	7,712	1.70
Total consumer loans	68,047	13.42	57,220	11.73	46,551	9.11	36,791	7.76	31,713	7.00

Total loans receivable	506,953	100.00%	487,639	100.00%	510,819	100.00%	474,178	100.00%	453,323	100.00%

Less:
Undisbursed loan funds	(20,618)		(10,144)		(9,126)		(10,437)		(6,770)
Unearned discounts and net deferred loan fees	(1,338)		(2,078)		(2,697)		(3,011)		(3,296)
Allowance for loan losses	(1,529)		(923)		(691)		(752)		(771)
Total loans receivable, net	$483,468		$474,494		$498,305		$459,978		$442,486

Loan Maturity and Interest Rates.  The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  All other loans are included in the period in which the final contractual repayment is due.

	WithinOne Year	One Year Through Five Years	After Five Years	Total
	(In Thousands)

Real estate loans:
Single-family residential	$474	$7,210	$281,422	$289,106
Multi-family residential	—	1,024	4,797	5,821
Commercial real estate	4,921	35,540	26,161	66,622
Construction	18,611	4,565	25,968	49,144
Commercial loans	13,242	10,793	4,178	28,213
Consumer loans	16,076	46,206	5,765	68,047
Total(1)	$53,324	$105,338	$348,291	$506,953

(1)  Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

The following table sets forth the dollar amount of the Bank’s loans at December 31, 2002 due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In Thousands)
Real estate loans:
Single-family residential	$96,870	$191,762	$288,632
Multi-family residential	4,644	1,177	5,821
Commercial real estate	61,421	280	61,701
Construction	10,460	20,073	30,533
Commercial loans	14,859	112	14,971
Consumer loans	50,924	1,047	51,971
Total	$239,178	$214,451	$453,629

Scheduled contractual maturities of loans do not necessarily reflect the actual term of the Bank’s portfolio.  The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments and refinancing.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

Origination, Purchase and Sale of Loans.  The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and policies established by the Bank’s Board of Directors and management.  Loan originations are obtained from a variety of sources, including realtor referrals, walk-in customers to the Bank’s branch locations, solicitation by loan officers, radio, television and newspaper advertising, and to a lesser extent, through the Bank’s Internet website.  The Bank continually emphasizes its community ties and its practice of quick and efficient underwriting and loan approval processes.  The Bank believes it provides exceptional personalized service to its customers, in part through the use of automated underwriting software (Loan Prospector).  The Bank requires hazard insurance, title insurance, and to the extent applicable, flood insurance on all secured real property.

Applications are initially received by branch managers or loan officers.  All first mortgage real estate loans up to $150,000 must be approved by one member of the Bank’s Loan Committee.  Loans between $150,000 and $250,000 must be approved by two members of the Bank’s Loan Committee, one of which must be a senior vice president or above.  Real estate loans between $250,000 and $500,000 must be approved by three members of the Bank’s Loan Committee, one of which must be a senior vice president or above.  Real estate loans between $500,000 and $1,000,000 must initially be approved by three Loan Committee members, one of which must be an executive vice president or above.  Loans in excess of $1,000,000 must be approved by the Bank’s Board of Directors in advance of closing.  Consumer loans are initially processed by consumer loan officers and are required to be approved by designated officers of the Bank depending on the amount of the loan.  All loans are ratified, subsequent to the loan being closed, by the Board of Directors.

Historically, the Bank has not been an active purchaser of loans due to consistent loan demand.  No loans were purchased during the last three years.

To minimize interest rate risk, loans with fixed-rate terms greater than fifteen years are typically sold to specific investors in the secondary mortgage market.  The rights to service such loans are typically sold with the loans.  This allows the Bank to provide its customers competitive long-term fixed-rate mortgage products which are very popular financing products for home buyers in today’s market, while not exposing the Bank to undue interest rate risk.  These loans are originated subject to Fannie Mae and/or Freddie Mac underwriting guidelines and are typically underwritten and validated by a third party prior to loan closing.  The Secondary Market Department of the Bank typically locks and confirms the purchase price of the loan on the day of the loan application which protects the Bank from market price movements and insures that the Bank will receive a fair and reasonable price on the sale of the respective loan.  Due to the loans being underwritten by a third party, the repurchase risk associated with these loans is mostly assumed by the underwriter.  The Bank believes it has minimal risk of repurchase of these loans based upon the contracts with the specific investors.  This risk typically involves potential early prepayments of the mortgage or an early default of a loan.   In 2002, 2001, and 2000 the Bank was not subject to any loan repurchases.  In 2002, 2001 and 2000 the Bank’s loan sales amounted to $67.4 million, $60.5 million, and $8.6 million, respectively.  The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

Set forth below is a table showing the Bank’s originations, sales and repayments of loans during the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Loans receivable at beginning of period	$487,639	$510,819	$474,178
Loan originations:
Real estate:
Single-family residential	136,154	129,181	79,327
Multi-family residential	2,756	2,643	1,017
Commercial real estate	31,878	16,713	14,913
Construction	54,504	28,876	30,522
Commercial loans	16,880	14,943	14,626
Consumer:
Home equity and second mortgage loans	24,653	22,884	15,512
Automobile	17,348	18,392	13,597
Other	15,207	11,307	11,206
Total loan originations	299,380	244,939	180,720
Repayments	(212,166)	(207,059)	(134,408)
Loan sales	(67,350)	(60,452)	(8,590)
Other	(550)	(608)	(1,081)
Net loan activity	19,314	(23,180)	36,641
Loans receivable at end of period	$506,953	$487,639	$510,819

Loans-to-One Borrower.  A savings institution generally may not make loans-to-one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  At December 31, 2002, the Bank’s limit on loans-to-one borrower was approximately $10.1 million.  At December 31, 2002, the Bank’s largest loan or group of loans-to-one borrower, including persons or entities related to the borrower, amounted to $9.1 million.  Such amount consists of sixteen loans, primarily commercial real estate loans, one of which was past due at December 31, 2002.  The Bank’s ten largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, totaled $52.9 million at December 31, 2002.  None of these loans were 90 days or more past due at December 31, 2002.  Several loans to one of these borrowers totaling approximately $4.2 million were restructured and an allowance for loan losses of approximately $440,000 was recorded as of December 31, 2002.

One- to Four-Family Residential Real Estate Loans.  The Bank has historically concentrated its lending activities on the origination of loans collateralized by first mortgage liens on existing one- to four-family residences.  At December 31, 2002, $289.1 million or 57.0% of the Bank’s total loan portfolio consisted of one- to four-family residential real estate loans.   Of the $289.1 million of such loans at December 31, 2002, $191.8 million or 66.3% had adjustable-rates of interest (including $102.3 million of seven-year adjustable rate loans) and $97.3 million or 33.7% had fixed-rates of interest.

The Bank currently originates both fixed-rate and adjustable-rate one- to four-family residential mortgage loans.  The Bank’s fixed-rate loans for portfolio are typically originated with maximum terms of 15 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term.  The Bank does offer fixed-rate loans with terms exceeding fifteen years and such loans are typically sold in the secondary market.  The Bank’s one- to four-family loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies such as the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”).  However, as stated above, such loans with terms of 15 years or less are generally originated for portfolio while substantially all of such loans over 15 years are sold in the secondary market.  The Bank’s fixed-rate loans typically include “due on sale” clauses.

The Bank’s adjustable-rate mortgage loans typically provide for an interest rate which adjusts every one-, three-, five- or seven-years in accordance with a designated index plus a margin.  Such loans are typically based on a 25- or 30-year amortization schedule.  The Bank generally does not offer below market rates, and the amount of any increase or decrease in the interest rate per one- or three-year period is generally limited to 2%, with a limit of 6% over the life of the loan.  The Bank’s five-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 3%, with a limit of 6% over the life of the loan.  The Bank’s seven-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 5% with a limit of 5% over the life of the loan.  The Bank’s adjustable-rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties and do not provide for negative amortization.  The Bank’s adjustable-rate mortgage loans typically include “due on sale” clauses.  Such loans may be converted to a fixed-rate loan at the discretion of the Bank.  The Bank generally underwrites its one- and three-year adjustable-rate loans on the basis of the borrowers’ ability to pay at the rate after the first adjustment.  Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

The Bank’s residential mortgage loans typically do not exceed 80% of the appraised valueO of the secured property. However, pursuant to the underwriting guidelines adopted by the Board of Directors, the Bank may lend up to 97% of the appraised value of the property securing a one- to-four family residential loan with private mortgage insurance to protect the portion of the loan that exceeds 80% of the appraised value.  The Bank may, on occasion, extend a loan up to 90% of the appraised value of the secured property without private mortgage insurance coverage.  However, these exceptions are minimal and are only approved on loans with exceptional credit scores, sizeable asset reserves, or other compensating factors.  At December 31, 2002, the Bank had $2.2 million of nonperforming, single-family residential loans.  See “Asset Quality”.

Multi-Family Residential Real Estate Loans.  The Bank offers mortgage loans for the acquisition and refinancing of multi-family residential properties.  In the past, this area has not been emphasized.  However, in recent months, this area of lending has been expanded by the Bank, and continues to grow in order to increase the Bank’s loan portfolio and its interest rate yield.  At December 31, 2002, $5.8 million or 1.2% of the Bank’s total loan portfolio consisted of loans collateralized by existing multi-family residential real estate properties.

The Bank currently originates both fixed- and adjustable- rate multi-family loans.  Fixed rate loans are generally originated with amortization periods not to exceed 20 years, and typically have balloon periods of 5 or 7 years.  Adjustable rate loans are typically amortized over terms up to 30 years, with interest rate adjustments every 5 to 7 years.  Loan-to-value ratios on the Bank’s multi-family real estate loans are currently limited to 80%.  It is also the Bank’s general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential real estate loans from the principals of the borrower.

Multi-family real estate lending entails significant additional risks as compared with one- to four-family residential property lending.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as economic conditions generally.  At December 31, 2002, the Bank did not have any nonperforming multi-family real estate loans.  See “Asset Quality”.

Commercial Real Estate Loans.  The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties.  At December 31, 2002, $66.6 million or 13.1% of the Bank’s total loan portfolio consisted of loans collateralized by existing commercial real estate properties.   The Bank has placed an increased emphasis on this type of lending in recent periods.  The Bank intends to continue this emphasis and in February 2002 hired a commercial lending officer with over 20 years of experience.

The majority of the Bank’s commercial real estate loans are collateralized by office buildings, convenience stores, service stations, mini-storage facilities, motels, churches, and small shopping malls and strip centers.  The majority of these loans are collateralized by properties located in the Bank’s market areas.  These loans have increased in the last few years and are underwritten specifically in correlation with the type of property being collateralized.  Cash flows and vacancy rates are primary considerations when underwriting loans collateralized by office buildings, convenience stores, mini-storage facilities, motels, etc.  Loans with borrowers that are corporations, limited liability companies, trusts, or other legal entities are also typically personally guaranteed by the principals of the respective entity.

At December 31, 2002, the Bank had approximately $11.3 million of loans which are either for the construction of service station and convenience store facilities or are collateralized by such facilities.  The Bank requires that construction loans for such facilities meet present standards established by the Environmental Protection Agency.  To date, the Bank has not experienced any environmental problems with such loans.

The Bank’s policy requires real estate appraisals of all properties securing commercial real estate loans by licensed real estate appraisers pursuant to state licensing requirements.  The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project, and the quality of management involved with the property.  The Bank’s commercial real-estate-loans are typically originated with amortizations not to exceed 20 years, and typically have balloon periods of three-, five-, or seven-year terms.  The Bank does offer a limited number of fixed-rate commercial real estate loans with terms not to exceed 15 year periods.  As part of the criteria for underwriting multi-family and commercial real estate loans, the Bank generally prepares a cash flow analysis that includes a vacancy rate estimation, expenses for taxes, insurance, maintenance, and repair reserves, and debt coverage ratios.

Commercial real estate lending entails additional risks, as compared to the Bank’s single-family residential property loans.  Commercial real estate loans generally involve larger loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate, as well as regional and economic conditions generally.   At December 31, 2002, the Bank had $4.3 million of nonperforming and restructured commercial real estate loans.  See “Asset Quality”.

Construction Loans.  The Bank originates residential, multi-family, and commercial real estate construction loans.  However the Bank’s primary emphasis has been residential construction lending.  The Bank’s construction lending activities are typically limited to the Bank’s primary market areas.  At December 31, 2002, construction loans amounted to $49.1 million or 9.7% of the Bank’s total loan portfolio, of which, $37.1 million consisted of one-to four-family residential construction loans, and $12.0 million consisted of commercial real estate and multi-family residential construction loans.  The Bank’s construction loans generally have fixed interest rates and are typically issued for a term of six- to nine-months. However, the Bank is permitted to originate construction loans with terms up to two years under its loan policy.  This practice is typically limited to larger projects that cannot be completed in the Bank’s six- to nine-month period.  Construction loans are typically made with a maximum loan-to-value ratio of 80%.

With limited exceptions, the Bank’s construction loans are made to individual homeowners and local  builders and developers for the purpose of constructing one- to four-family residential homes.  Construction loans to individuals are typically made in connection with the granting of the permanent financing on the property.  Such loans convert to a fully amortizing adjustable- or fixed-rate loan at the end of the construction term.  The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any construction loan to an individual homeowner.  Interest on construction/permanent loans is due upon completion of the construction phase of the loan.  At such time, the loan automatically converts to a permanent loan at the interest rate established at the initial closing of the construction/permanent loan.

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

Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential loans.  This is due, in part, to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders.  For this reason, the Bank analyzes each borrower involved in speculative building and limits the principal amount of dollars that the Bank concentrates at any one time, with any one borrower.  The nature of these loans is such that they are generally more difficult to monitor and evaluate.  In addition, construction loans to a builder for construction of homes that are not pre-sold possess a greater potential risk to the Bank than construction loans to individuals on their personal residences or on houses that are pre-sold prior to the inception of the loan.

The Bank has attempted to minimize the risks as outlined above by limiting the extent of its construction loans generally to residential type properties.  In addition, the Bank has adopted underwriting guidelines that impose stricter loan-to-value ratios, debt service, and other requirements to protect the Bank for lending areas that involve higher credit risks.  Additionally, these loans are priced such that they provide a higher yield to the loan portfolio than do the Bank’s single-family residential portfolio loans.  At December 31, 2002, the Bank did not have any nonperforming construction loans.  See “Asset Quality”.

Commercial Loans.  The Bank also offers commercial loans which primarily consist of equipment and inventory loans which are typically cross-collateralized by commercial real estate.  The Bank does not actively market such loans and offers such loans primarily as an accommodation to its present customers.  At December 31, 2002, such loans amounted to $28.2 million or 5.6% of the total loan portfolio.  At December 31, 2002, the Bank had nonperforming commercial loans totaling $245,000.  See “Asset Quality”.

The Bank’s commercial loans are originated with fixed interest rates and call provisions between one and five years.  Such loans are typically based on a fifteen year amortization schedule.

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers while increasing the yield on its overall loan portfolio. The consumer loans offered by the Bank include primarily home equity and second mortgage loans, automobile loans, deposit account secured loans and unsecured loans.  Consumer loans amounted to $68.0 million or 13.4% of the total loan portfolio at December 31, 2002, of which $31.7 million, $22.5 million and $13.8 million consisted of home equity and second mortgage loans, automobile loans and other consumer loans, respectively.  The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community oriented financial institution.

The Bank’s home equity and second mortgage loans are typically fixed-rate loans with terms of up to fifteen years.  Longer-term amortization loans typically have a balloon feature.  Although the Bank does not require that it hold the first mortgage on the secured property, the Bank does hold the first mortgage on a significant majority of its home equity and second mortgage loans.  The Bank generally limits the total loan to value on these mortgages to 90% of the value of the secured property.

The Bank’s automobile loans are typically originated for the purchase of new and used cars and trucks.  Such loans are generally originated with a maximum term of five years.

Other consumer loans consist primarily of deposit account loans and unsecured loans.  Loans secured by deposit accounts are originated for up to 95% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At December 31, 2002, the Bank had $175,000 of nonperforming consumer loans.  See “Asset Quality”.

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

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income.  The Bank does not accrue interest on loans past due 90 days or more.  Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected.

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

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2002, in dollar amounts and as a percentage of the Bank’s total loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	Single-family Residential		Construction		Commercial Real Estate		Commercial		Consumer
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(Dollars in Thousands)
Loans delinquent:
30-59 days		$2,322.46%		$162.03%		$299.06%		$521.10%		$538.11%
60-89 days	657.13		20	—		1,400.28	1,699.34		120.02
90 days and over	2,184.43		—	—		124.02	245.05		175.03
Total	$5,163		$182			$1,823	$2,465		$833

Interest income that would have been recorded under the original terms of the Bank’s nonaccruing loans for the year ended December 31, 2002 amounted to $525,000, and the interest recognized during this period amounted to $413,000.

The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Nonaccrual loans:
Single-family residential	$2,184	$2,024	$1,438	$1,203	$1,275
Multi-family residential	—	—	—	—	—
Construction loans	—	350	—	—	—
Commercial real estate	124	269	48	—	—
Commercial loans	245	54	20	23	30
Consumer loans	175	409	140	121	159
Total nonaccrual loans	2,728	3,106	1,646	1,347	1,464

Restructured loans	4,219	—	—	—	—
Real estate owned	320	455	261	3,940 (1)	4,270 (1)

Total nonperforming assets	$7,267	$3,561	$1,907	$5,287	$5,734

Total nonaccrual and restructured loans as a percentage of total loans receivable	1.37%	0.64%	0.32%	0.28%	0.32%

Total nonperforming assets as a percentage of total assets	1.07%	0.53%	0.27%	0.78%	0.93%

(1) The Bank reclassified a previously reported nonaccrual commercial real estate loan secured by a 202 room hotel in Oklahoma to real estate owned in 1998.  Real estate owned at such dates primarily consists of the Bank’s 75% ownership of this property.  As a result of such 75% ownership interest, the Bank is required to include the 25% minority interest ownership in the real estate owned amount shown above.  Such property was disposed of in the second quarter of 2000.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At December 31, 2002, the Bank had $7.3 million of classified assets, $6.7 million of which were classified as substandard and $625,000 of which were classified as loss.  In addition, at such date, the Bank had $122,000 of assets designated as special mention.

Allowance for Loan Losses.   The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Bank reviews its non-homogeneous loans for impairment on a quarterly basis.  The Bank considers commercial real estate, construction, multi-family, other non-residential real estate, and commercial loans to be non-homogeneous loans.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.  Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis.  The Bank considers the characteristics of (1) one- to- four family residential first mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis.  The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type, grading these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, economic conditions in the primary market areas, and other factors which usually are beyond the control of the Bank.

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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Total loans outstanding at end of period	$506,953	$487,639	$510,819	$474,178	$453,323
Average loans outstanding	$481,330	$488,942	$481,112	$447,631	$441,702
Allowance at beginning of period	$923	$691	$752	$771	$1,196
Charge-offs:
Single-family residential	(54)	(75)	(28)	(9)	(17)
Commercial real estate	(471)	—	—	—	(369)
Commercial loans	—	(41)	(20)	—	—
Consumer loans	(461)	(121)	(40)	(57)	(103)
Total charge-offs	(986)	(237)	(88)	(66)	(489)
Recoveries:
Single-family residential	6	—	—	—	—
Commercial real estate	2	—	—	—	—
Consumer loans	84	17	27	27	9
Total recoveries	92	17	27	27	9
Net charge-offs	(894)	(220)	(61)	(39)	(480)
Total provisions for losses	1,500	452	—	20	55
Allowance at end of period	$1,529	$923	$691	$752	$771

Allowance for loan losses as a percentage of total loans outstanding at end of period	0.30%	0.19%	0.14%	0.16%	0.17%
Net loans charged-off as a percentage of average loans outstanding	0.19%	0.05%	0.01%	0.01%	0.11%

The increase in the level of charge-offs during 2002 was primarily the result of a $450,000 charge-off on a single commercial real estate loan and increases in the level of charge-offs on automobile loans and account balances related to the Bank’s overdraft protection program introduced in the fourth quarter of 2001.

The following table presents the allocation of the Bank’s allowance for loan losses by the type of loan at each of the dates indicated.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category
	(Dollars in Thousands)
Single-family residential	$128	57.03%	$66	67.85%	$57	73.87%	$50	77.73%	$46	81.66%
Multi-family residential	1	1.15	1.90		—	.72	—	.59	—	.34
Commercial real estate	719	13.14	240	9.62	190	7.46	149	5.49	147	5.12
Construction loans	—	9.69	25	5.09	—	4.88	—	5.44	—	4.02
Commercial loans	209	5.57	133	4.81	101	3.96	31	2.99	60	1.86
Consumer loans	463	13.42	327	11.73	158	9.11	144	7.76	135	7.00
Unallocated	9	—	131	—	185	—	378	—	383	—
Total	$1,529	100.00%	$923	100.00%	$691	100.00%	$752	100.00%	$771	100.00%

Investment Activities

Investment Securities.  The investment policy of the Bank, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments.  The Bank’s investment policy is currently implemented by the Bank’s President/Chief Executive Officer within the parameters set by the investment committee and the Board of Directors.  The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, municipal securities, investment grade corporate debt securities and other specified investments.

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost.  Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings, net of taxes, and reported as a separate component of equity.  At December 31, 2002, the Bank held no investment securities classified as available for sale.  At December 31, 2002, approximately $22.4 million of the Bank’s investment securities were pledged as collateral for certain deposits in excess of $100,000.  In addition, certain U.S. Government and agency securities are pledged as collateral for FHLB advances under the FHLB’s blanket lien.  At December 31, 2002, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company’s stockholders’ equity.

The following table sets forth the amount of investment securities held to maturity which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2002.  Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	Less Than One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands)

Certificates of deposit	$35,341	1.88%	$5,000	4.00%	$—	—%	$—	—%	$40,341	2.14%
Municipal securities	—	—	100	4.45	715	4.34	7,913	4.77	8,728	4.73
U.S. Government and agency obligations	—	—	501	5.25	26,000	5.57	38,901	6.05	65,402	5.85
Total	$35,341	1.88%	$5,601	4.12%	$26,715	5.54%	$46,814	5.84%	$114,471	4.48%

As of December 31, 2002, there were approximately $80 million of investments with issuer call options, of which approximately $68 million are callable within one year.

The following table sets forth the carrying value of the Company’s investment securities classified as held to maturity.  The Company held no investment securities as available for sale at the dates indicated.

	December 31,
	2002	2001	2000
	(In Thousands)
Investment securities held to maturity:
Certificates of deposit	$40,341	$—	$—
Municipal securities	8,728	5,514	3,460
U.S. Government and agency obligations	65,402	95,364	180,850
Total	$114,471	$100,878	$184,310

As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock.  At December 31, 2002, the Bank’s investment in FHLB stock amounted to $5.1 million.  No ready market exists for such stock and it has no quoted market value.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for lending and other investment purposes.  In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and interest payments, maturities of investment securities and advances from the FHLB of Dallas.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.  They may also be used on a longer term basis for general business purposes.

Deposits.  The Bank’s deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal (“NOW”) accounts, demand deposit accounts (“DDA”), money market accounts, regular savings accounts and term certificate accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, early withdrawal penalties and the interest rate.

The Bank considers its primary market area to be Northcentral and Northwest Arkansas.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits.  The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas at December 31, 2002.

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

The following table shows the distribution of, and certain other information relating to, the Bank’s deposits by type of deposit, as of the dates indicated.

	December 31,
	2002		2001		2000
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 3.00%	$136,015	23.9%	$46,651	8.4%	$—	—%
3.00% - 3.99%	78,571	13.8	36,284	6.5	379.1
4.00% - 5.99%	118,401	20.8	212,212	38.2	155,948	28.8
6.00% - 7.99%	34,547	6.1	116,809	21.0	270,733	50.1
8.00% and over	6,585	1.2	6,225	1.1	5,961	1.1
Total certificate accounts	374,119	65.8	418,181	75.2	433,021	80.1

Transaction accounts:
Passbook and statement savings	27,772	4.9	26,784	4.8	24,300	4.5
Money market accounts	80,020	14.1	35,119	6.3	16,980	3.2
NOW accounts/DDA	86,851	15.2	75,849	13.7	66,026	12.2
Total transaction accounts	194,643	34.2	137,752	24.8	107,306	19.9
Total deposits	$568,762	100.0%	$555,933	100.0%	$540,327	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2002		2001		2000
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Passbook and statement savings accounts	$27,955	1.04%	$25,669	2.41%	$25,760	2.72%
Money market accounts and NOW accounts	129,346	1.87	74,861	2.57	66,767	2.53
Demand deposit accounts	19,619	—	16,312	—	14,449	—
Certificates of deposit	389,127	4.30	427,077	5.84	421,945	5.99
Total deposits	$566,047	3.44%	$543,919	5.06%	$528,921	5.23%

The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2002 and 2001 and the amounts at December 31, 2002 which mature during the periods indicated.

	December 31,		Balance at December 31, 2002 Maturing in the 12 Months Ending December 31,
	2002	2001	2003	2004	2005	Thereafter
	(In Thousands)
Certificate accounts:
Less than 3.00%	$136,015	$46,651	$131,755	$3,821	$439	$—
3.00% - 3.99%	78,571	36,284	34,671	38,868	945	4,087
4.00% - 5.99%	118,401	212,212	21,631	19,572	13,449	63,749
6.00% - 7.99%	34,547	116,809	13,317	5,283	8,058	7,889
8.00% and over	6,585	6,225	6,224	—	—	361
Total certificate accounts	$374,119	$418,181	$207,598	$67,544	$22,891	$76,086

The following table sets forth the savings flows of the Bank during the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)

Increase (decrease) before interest credited	$(2,369)	$(6,597)	$11,064
Interest credited	15,198	22,203	21,388

Net increase in deposits	$12,829	$15,606	$32,452

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2002 by time remaining to maturity.

Period Ending:	Amount
(In Thousands)

March 31, 2003	$20,049
June 30, 2003	16,536
September 30, 2003	6,442
December 31, 2003	5,144
After December 31, 2003	39,606
Total certificates of deposit with balances of $100,000 or more	$87,777

Borrowed funds.  The Bank utilizes FHLB advances in its normal operating and investing activities.  The Bank pledges as collateral for FHLB advances its FHLB stock and has entered into a blanket collateral agreement with the FHLB.  The Bank pledges eligible collateral for their FHLB advances as defined in its blanket lien agreement with the FHLB as well as its FHLB demand deposit account and FHLB stock.  Eligible collateral under the blanket lien includes First Mortgage Collateral (as defined), multifamily residential mortgages meeting the requirements for eligibility as First Mortgage Collateral, U.S. Government and Agency Securities (as defined), privately issued mortgage-backed securities that qualify as eligible collateral under applicable regulations, Federal Home Loan Bank Term Deposit Accounts, and other non-securitized real estate related collateral.

Advances at December 31, 2002, have maturity dates and weighted average rates as follows:

Year Ending December 31	Weighted Average Rate	Amount
		(Dollars in Thousands)
2003	3.41%	$19,000
2004	4.07	2,000
2005	6.54	4,900
2007	3.78	5,724
Thereafter	3.20	6,986
Total	3.86%	$38,610

The following table sets forth information with respect to the Company’s FHLB advances at and during the periods indicated.

	At or For the Year Ended December 31,
	2002	2001	2000
	(Dollars in Thousands)
Maximum balance	$47,844	$93,359	$97,963
Average balance	38,434	66,409	87,999
Year end balance	38,610	47,844	93,359
Weighted average interest rate:
At end of year	3.86%	6.41%	6.60%
During the year	5.69	6.57	6.35

Employees

The Bank had 222 full-time employees and 33 part-time employees at December 31, 2002.  None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes.  The Bank’s only subsidiary, First Harrison Service Corporation (the “Service Corporation”), was formed in 1971.  At December 31, 2002, the Service Corporation was inactive.

Competition

The Bank faces strong competition both in attracting deposits and making real estate loans.  Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks, including many large financial institutions which have greater financial and marketing resources available to them.  In addition, the Bank has faced additional significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities.  The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

REGULATION

Set forth below is a brief description of those laws and regulations which, together with the descriptions of laws and regulations contained elsewhere herein, are deemed material to an investor’s understanding of the extent to which the Company and the Bank are regulated.  The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

The Company

General.  The Company, as a savings and loan holding company within the meaning of the Home Owners Loan Act (“HOLA”), has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements.  As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

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

Holding Company Activities.  The Company operates as a unitary savings and loan holding company.  As a result of recently enacted legislation, the activities of a new unitary savings and loan holding company like the Company and its non-savings institution subsidiaries are restricted to activities traditionally permitted to multiple savings and loan holding companies and to financial holding companies under newly added provisions of the Bank Holding Company Act.  Multiple savings and loan holding companies may:

•                                          furnish or perform management services for a savings association subsidiary of a savings and loan holding company;

•                                          hold, manage or liquidate assets owned or acquired from a savings association subsidiary of a savings and loan holding company;

•                                          hold or manage properties used or occupied by a savings association subsidiary of a savings and loan holding company;

•                                          engage in activities determined by the Federal Reserve to be closely related to banking and a proper incident thereto; and

•                                          engage in services and activities previously determined by the Federal Home Loan Bank Board by regulation to be permissible for a multiple savings and loan holding company as of March 5, 1987.

The activities financial holding companies may engage in include:

•                                          lending, exchanging, transferring or investing for others, or safeguarding money or securities;

•                                          insuring, guaranteeing or indemnifying others, issuing annuities, and acting as principal, agent or broker for purposes of the foregoing;

•                                          providing financial, investment or economic advisory services, including advising an investment company;

•                                          issuing or selling interests in pooled assets that a bank could hold directly;

•                                          underwriting, dealing in or making a market in securities; and

•                                          merchant banking activities.

If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk.  These restrictions include limiting the following:

•                                          the payment of dividends by the savings institution;

•                                          transactions between the savings institution and its affiliates; and

•                                          any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

Every savings institution subsidiary of a savings and loan holding company is required to give the OTS at least 30 days’ advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid.

Restrictions on Transactions with Affiliates.   Transactions between a savings institution and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and OTS regulations.  Affiliates of a savings institution generally include, among other entities, the savings institution’s holding company and companies that are controlled by or under common control with the savings institution.

In general, a savings institution or its subsidiaries may engage in certain “covered transactions” with affiliates up to certain limits.  In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies.  A “covered transaction” is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.  In addition, a savings institution may not:

•                                          make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

•                                          purchase or invest in securities of an affiliate other than shares of a subsidiary;

•                                          purchase a low-quality asset from an affiliate; or

•                                          engage in covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate except on terms and conditions that are consistent with safe and sound banking practices.

With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

Sarbanes-Oxley Act of 2002.  On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors.  Certain of the new legislation’s more significant reforms are noted below.

The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review.  The new board will be funded by mandatory fees paid by all public companies.   The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies.  Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

The new legislation contains a number of provisions to deter wrongdoing.  CEOs and CFOs will have to certify that company financial statements fairly present the company’s financial condition.  If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report.  The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor.  Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund “blackout periods;” directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

The new legislation imposes a range of new corporate disclosure requirements.  Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC.  The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one “financial expert,” a term which is to be defined by the SEC in accordance with specified requirements.  The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

The Bank

General.  The OTS has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC.  The last regulatory examination of the Bank by the OTS was completed in November, 2002.  The Bank was not required to make any material changes to its operations as a result of such examination.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions.  Such regulation and supervision is primarily intended for the protection of depositors.

The OTS’ enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

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

Currently, FDIC deposit insurance rates generally range from zero basis points to 27 basis points, depending on the assessment risk classification assigned to the depository institution.  The FDIC also assesses depository institutions the Financing Corporation (“FICO”) debt service assessment which became applicable to all insured institutions as of January 1, 1997, in accordance with the Deposit Insurance Act of 1996.  SAIF and Bank Insurance Fund (“BIF”) members both paid approximately 1.75 basis points and 1.90 basis points in 2002 and 2001, respectively, for the FICO debt service assessment.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” capital equal to at least 4.0% of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.  For purposes of the regulation, core capital generally consists of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and “qualifying supervisory goodwill.”  Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution’s intangible assets, with only a limited exception for purchased mortgage servicing rights.  The Bank had no goodwill or other intangible assets at December 31, 2002.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not materially affect the Bank’s regulatory capital.  At December 31, 2002, the Bank exceeded its tangible, core and risk-based capital requirements.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital.  Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.  In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets.  The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

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

Currently, the QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC.  In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA.  Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution’s total assets.  At December 31, 2002, the qualified thrift investments of the Bank were approximately 74.6% of its portfolio assets.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.  At December 31, 2002, the Bank had $38.6 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.  At December 31, 2002, the Bank had $5.1 million in FHLB stock, which was in compliance with this requirement.  No ready market exists for such stock and it has no quoted market value.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits.  As of December 31, 2002, no reserves were required to be maintained on the first $6.0 million of transaction accounts, reserves of 3% were required to be maintained against the next $42.1 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.

TAXATION

Federal Taxation

General.  The Company and Bank are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended (“Code”), and the Bank is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Bank and is not a comprehensive discussion of the tax rules applicable to the Company and Bank.

Year.  The Bank files a federal income tax return on the basis of a fiscal year ending on December 31.  The Company filed a consolidated federal income tax return with both the Bank and the Service Corporation.

Bad Debt Reserves.  Prior to the enactment of the Small Business Jobs Protection Act (the “Act”), which was signed into law on August 21, 1996, certain thrift institutions, such as the Bank, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers.  Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code or the reserve method of Section 593 of the Code.

Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the “percentage of taxable income” method applicable only to thrift institutions, or (ii) the “experience” method that also was available to small banks.  Under the percentage of taxable income method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments).  Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year.  A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method.

Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995.  Thrift institutions that are treated as “small banks” are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as “large banks” are required to use only the specific charge off method.  The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury.  Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change.  Generally, the amounts to be recaptured will be determined solely with respect to the “applicable excess reserves” of the taxpayer.  The amount of the applicable excess reserves will be taken into account ratably over a period of six taxable years, beginning with the first taxable year after 1995, subject to the residential loan requirement described below.  In the case of a thrift institution that is treated as a large bank, the amount of the institution’s applicable excess reserves generally is the excess of (i) the balance of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the “pre-1988 reserves”).  In the case of a thrift institution that is treated as a small bank, the amount of the institution’s applicable excess reserves generally is the excess of (i) the balance of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or, (b) what the thrift’s reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended.  A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount.  The “base amount” generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.  A residential loan is a loan as described in Section 7701(a) (19) (C) (v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.  As of December 31, 2002, the Bank’s applicable excess reserves remaining to be recaptured are $220,513.

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders.  The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  Distribution of a cash dividend by a thrift institution to a shareholder is treated as made:  first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper.  To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves.  As of December 31, 2002, the Bank’s pre-1988 reserves for tax purposes totaled approximately $4.2 million.

Minimum Tax.  The Code imposes an alternative minimum tax at a rate of 20%.  The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”) and is payable to the extent such AMTI is in excess of an exemption amount.  The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method.  Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

Net Operating Loss Carryovers.  A financial institution may, for federal income tax purposes, carry back net operating losses (“NOLs”) to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after 1997.  The Job Creation and Worker Assistance Act of 2002 temporarily increased the general NOL carryback period from two years to five years for NOLs arising in taxable years ending in 2001 and 2002.  At December 31, 2002, the Bank had no NOL carryforwards for federal income tax purposes.

Capital Gains and Corporate Dividends-Received Deduction.  Corporate net capital gains are taxed at a maximum rate of 35%.  The corporate dividends-received deduction is 80% in the case of dividends received from a “20-percent-owned corporation”, i.e., a corporation having at least twenty percent (but generally less than 80 percent) of its stock owned by the recipient corporation and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.  However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

Other Matters.  Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans.  Individuals are currently not permitted to deduct interest on consumer loans.  Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.

The Bank’s federal income tax returns for the tax years ended December 31, 1999 forward are open under the statute of limitations and are subject to review by the IRS.

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

Item 2.  Properties.

At December 31, 2002, the Bank conducted its business from its executive office in Harrison, Arkansas, and thirteen full service offices, all of which are located in Northcentral and Northwest Arkansas.

The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of the Bank at December 31, 2002.

Description/Address	Leased/ Owned		Net Book Value of Property		Amount of Deposits
			(In Thousands)
200 West Stephenson Harrison, AR 72601	Owned		$4,758	(1)	$162,805

128 West Stephenson Harrison, AR 72601	Owned		212		—	(2)

Corner Central & Willow Harrison, AR 72601	Owned		218		—	(2)

Ozark Mall - Hwy. 62-65 North Harrison, AR 72601	Leased	(3)	17		25,354

324 Hwy. 62-65 Bypass Harrison, AR 72601	Owned		265		49,415

210 South Main Berryville, AR 72616	Owned		231		30,972

668 Highway 62 East Mountain Home, AR 72653	Owned		544		140,566

1337 Highway 62 SW Mountain Home, AR 72653	Owned		896		14,509

301 Highway 62 West Yellville, AR 72687	Owned		123		20,018

307 North Walton Blvd. Bentonville, AR 72712	Owned		432		34,310

3460 North College Fayetteville, AR 72703	Owned		437		42,154

1303 West Hudson Rogers, AR 72756	Owned		200		3,740

201 East Henri De Tonti Blvd. Tontitown, AR 72764	Owned		207		12,192

2025 North Crossover Road Fayetteville, AR 72703	Owned		721		10,064

249 West Main Street Farmington, AR 72730	Leased		167		9,520

2030 West Elm Rogers, AR 72756	Owned		541		13,143

1023 East Millsap Road Fayetteville, AR 72703	Owned		721		—	(2)

(1)                                  Includes property acquisition for expansion in north Harrison.

(2)                                  Such offices do not open deposit accounts.

(3)                                  Such property is subject to a month-to-month lease.

(4)                                  Such property is subject to a five-year lease expiring November 1, 2007.

Item 3.  Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to Vote of Security Holders.

None.

PART II.

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

The information required herein, to the extent applicable, is incorporated by reference from page 47 of the Company’s 2002 Annual Report to Stockholders (“2002 Annual Report”).

Item 6.  Selected Financial Data.

The information required herein is incorporated by reference from pages 4 and 5 of the 2002 Annual Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from pages 7 to 18 of the 2002 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

The information required herein is incorporated by reference from pages 7 to 9 of the 2002 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from page 6 and pages 19 to 45 of the 2002 Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

The information required herein is incorporated by reference from pages 3 to 5 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 30, 2003 (“Definitive Proxy Statement”).

Item 11.  Executive Compensation.

The information required herein is incorporated by reference from pages 10 to 14 of the Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference from pages 6 to 9 of the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

The information required herein is incorporated by reference from page 13 of the Definitive Proxy Statement.

PART IV.

Item 14. Controls and Procedures

Within 90 days prior to the date of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Documents Filed as Part of this Report

(1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Independent Auditors’ Report

Consolidated Statements of Financial Condition at December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Index

2.1*	Plan of Conversion
3.1*	Articles of Incorporation of First Federal Bancshares of Arkansas, Inc.
3.2*	Bylaws of First Federal Bancshares of Arkansas, Inc.
4.0**	Stock Certificate of First Federal Bancshares of Arkansas, Inc.
10.6*	Employment Agreement between the Company, the Bank and Larry J. Brandt
10.7	Employment Agreement between the Company, the Bank and Tommy W. Richardson
10.8	Employment Agreement between the Company, the Bank and Sherri R. Billings
13.0	2002 Annual Report to Stockholders
21.0	Subsidiaries of the Registrant - Reference is made to “Item 1 Business - Subsidiaries” for the required information
99.1	Section 906 Certification of the CEO
99.2	Section 906 Certification of the CFO

(*)   Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-612) filed with the SEC.

(**)  Incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the SEC.

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

/s/ Larry J. Brandt	March 21, 2003
Larry J. Brandt
President and Chief Executive Officer

/s/ John P. Hammerschmidt	March 21, 2003
John P. Hammerschmidt
Chairman

/s/ James D. Heuer	March 21, 2003
James D. Heuer
Director

/s/ Kenneth C. Savells	March 21, 2003
Kenneth C. Savells
Director

/s/ Jeffrey L. Brandt	March 21, 2003
Jeffrey L. Brandt
Director

/s/ Sherri R. Billings	March 21, 2003
Sherri R. Billings
Executive Vice President and Chief Financial Officer

SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Larry J. Brandt, the Chief Executive Officer of First Federal Bancshares of Arkansas, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of First Federal Bancshares of Arkansas, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Sherri R. Billings, the Chief Financial Officer of First Federal Bancshares of Arkansas, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of First Federal Bancshares of Arkansas, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer