Form 10-Q
period 2003-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2003-05-15
CIK 1006424

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

                                     OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________

                       Commission File Number 0-28312

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
            ----------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                    Texas                                 71-0785261
-----------------------------------------------     ---------------------
 (State or other jurisdiction of incorporation         (I.R.S. Employer
                 or organization)                   Identification Number)


               200 West Stephenson
                Harrison, Arkansas                           72601
-----------------------------------------------     ---------------------
    (Address of principal executive office)               (Zip Code)

                                 (870) 741-7641
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes   X    No
        -----     -----

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
    Yes        No   X
        -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2003, there were issued and outstanding 2,671,443 shares of the Registrant's Common Stock, par value $.01 per share.

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                              TABLE OF CONTENTS

Part I.   Financial Information                                        Page
-------   ---------------------                                        ----

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial Condition
          As of March 31, 2003 (unaudited) and December 31, 2002          1

          Consolidated Statements of Income for the three months
          ended March 31, 2003 (unaudited) and 2002 (unaudited)           2

          Consolidated Statement of Stockholders' Equity for the three
          months ended March 31, 2003 (unaudited)                         3

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 2003 (unaudited) and 2002 (unaudited)           4

          Notes to Unaudited Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      10


Item 3.   Quantitative and Qualitative Disclosures about Market Risk     19


Item 4.   Controls and Procedures                                        20


Part II.  Other Information
--------  -----------------

Item 1.   Legal Proceedings                                              21
Item 2.   Changes in Securities and Use of Proceeds                      21
Item 3.   Defaults Upon Senior Securities                                21
Item 4.   Submission of Matters to a Vote of Security Holders            21
Item 5.   Other Information                                              21
Item 6.   Exhibits and Reports on Form 8-K                               21

Signatures                                                               22

Section 302 Certification of the Chief Executive Officer                 23
Section 302 Certification of the Chief Financial Officer                 24

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except share data)


                                                     March 31,    December 31,
                                                       2003          2002
                                                    ----------   -------------
ASSETS                                              (Unaudited)


Cash and cash equivalents                             $ 72,547       $ 44,493
Investment securities held to maturity                  96,595        114,471
Federal Home Loan Bank stock                             5,095          5,064
Loans receivable, net                                  487,481        483,468
Accrued interest receivable                              4,128          4,380
Real estate acquired in settlement of loans, net           618            320
Office properties and equipment, net                    12,633         10,690
Prepaid expenses and other assets                       17,057         17,010
                                                       -------        -------
     TOTAL ASSETS                                     $696,154       $679,896
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                              $575,543       $568,762
Federal Home Loan Bank advances                         44,184         38,610
Advance payments by borrowers for
 taxes and insurance                                       827            760
Other liabilities                                        5,214          2,498
                                                       -------        -------
     Total liabilities                                $625,768       $610,630
                                                       -------        -------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000 shares
  authorized, none issued
Common stock, $.01 par value, 20,000,000 shares
  authorized, 5,153,751 shares issued, 2,665,743 and
  2,687,359 shares outstanding at March 31, 2003
  and December 31, 2002, respectively                       52             52
Additional paid-in capital                              52,216         52,040
Employee stock benefit plans                            (1,447)        (1,551)
Retained earnings-substantially restricted              68,600         67,043
                                                       -------        -------
                                                       119,421        117,584
Treasury stock, at cost, 2,488,008 and
  2,466,392 shares at March 31, 2003
  and December 31, 2002, respectively                  (49,035)       (48,318)
                                                       -------        -------
     Total stockholders' equity                         70,386         69,266
                                                       -------        -------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                            $696,154       $679,896
                                                       =======        =======
See notes to unaudited consolidated financial statements.

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)
                                (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                             ----------------------
                                               2003          2002
                                             --------      --------
INTEREST INCOME:
  Loans receivable                          $ 8,808        $ 9,319
  Investment securities:
    Taxable                                   1,052          1,543
    Nontaxable                                  104             70
  Other                                         127            272
                                             ------         ------
    Total interest income                    10,091         11,204
                                             ------         ------

INTEREST EXPENSE:
  Deposits                                    4,023          5,313
  Other borrowings                              365            733
                                             ------         ------
    Total interest expense                    4,388          6,046
                                             ------         ------
NET INTEREST INCOME                           5,703          5,158
PROVISION FOR LOAN LOSSES                       279            362
                                             ------         ------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                    5,424          4,796
                                             ------         ------

NONINTEREST INCOME:
  Deposit fee income                            556            547
  Earnings on life insurance policies           217            216
  Gain on sale of loans                         402            237
  Other                                         367            287
                                             ------         ------
    Total noninterest income                  1,542          1,287
                                             ------         ------

NONINTEREST EXPENSES:
  Salaries and employee benefits              2,450          2,097
  Net occupancy expense                         360            295
  Professional fees                              92             86
  Advertising and public relations              151             82
  Data processing                               385            318
  Postage and supplies                          157            132
  Other                                         438            407
                                             ------         ------
    Total noninterest expenses                4,033          3,417
                                             ------         ------

INCOME BEFORE INCOME TAXES                    2,933          2,666
INCOME TAX PROVISION                            949            910
                                             ------         ------
NET INCOME                                  $ 1,984        $ 1,756
                                             ======         ======

EARNINGS PER SHARE:
  Basic                                     $  0.78        $  0.61
                                             ======         ======
  Diluted                                   $  0.75        $  0.60
                                             ======         ======
  Cash Dividends Declared                   $  0.16        $  0.12
                                             ======         ======

See notes to unaudited consolidated financial statements.

                                        FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                             (In thousands, except share data)
                                                        (Unaudited)


                                       Issued                       Employee
                                    Common Stock      Additional     Stock                      Treasury Stock        Total
                                  -----------------     Paid-In     Benefit      Retained    -------------------  Stockholders'
                                   Shares    Amount     Capital      Plans       Earnings      Shares    Amount       Equity
                                  -------- --------  ------------  ----------  ------------  ---------  --------  -------------
Balance, December 31, 2002       5,153,751    $52      $52,040      $(1,551)      $67,043    2,466,392  $(48,318)    $69,266

Net income                                                                          1,984                              1,984

Release of ESOP shares                                     164          104                                              268


Tax effect of stock
compensation plan                                           22                                                            22

Treasury shares reissued due to
exercise of stock options                                  (10)                                (24,884)      489         479


Purchase of treasury stock, at                                                                  46,500    (1,206)     (1,206)
cost

Dividends paid                                                                       (427)                              (427)
                                 ---------     --       ------       ------        ------    ---------   -------      ------
Balance, March 31, 2003          5,153,751    $52      $52,216      $(1,447)      $68,600    2,488,008  $(49,035)    $70,386
                                 =========     ==       ======       ======        ======    =========   =======      ======


See notes to unaudited consolidated financial statements.

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         2003           2002
                                                   --------------- ------------

OPERATING ACTIVITIES:
 Net income                                              $ 1,984       $ 1,756
  Adjustments to reconcile net income
   to net cash provided by operating activities:
 Provision for loan losses                                   279           362
 Provision for real estate losses                             14             4
 Deferred tax benefit                                       (116)          (75)
 Federal Home Loan Bank stock dividends                      (31)          (37)
 Loss on disposition of office properties and equipment        4            --
 Loss (gain) on sale of repossessed assets, net               (7)           10
 Originations of loans held for sale                     (27,624)      (13,940)
 Proceeds from sales of loans                             32,602        16,842
 Gain on sale of loans originated to sell                   (402)         (237)
 Depreciation                                                251           183
 Accretion of deferred loan fees, net                       (118)         (218)
 Release of ESOP shares                                      268           242
 Bank owned life insurance earnings                         (217)         (216)
 Changes in operating assets and liabilities:
  Accrued interest receivable                                252          (116)
  Prepaid expenses and other assets                          197          (164)
  Other liabilities                                          854        (1,483)
                                                         -------       -------
   Net cash provided by operating activities               8,190         2,913
                                                         -------       -------

INVESTING ACTIVITIES:
 Purchases of investment securities held to maturity (49,181) (15,601) Proceeds from maturities/calls of investment
  securities held to maturity                             69,057        16,045
 Loan originations, net of repayments                     (9,146)         (355)
 Proceeds from sales of repossessed assets                    53           117
 Purchases of office properties and equipment             (2,187)         (739)
                                                         -------       -------
  Net cash provided by (used in) investing activities      8,596          (533)
                                                         -------       -------

                                                                   (Continued)

                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         2003           2002
                                                   --------------- ------------


FINANCING ACTIVITIES:
 Net increase in deposits                                  6,781        12,507
 Advances from FHLB                                       11,000         2,000
 Repayment of advances from FHLB                          (5,426)       (5,003)
 Net increase in advance payments
  by borrowers for taxes & insurance                          67            71
 Purchase of treasury stock                               (1,206)         (893)
 Reissued treasury stock                                     479            85
 Dividends paid                                             (427)         (365)
                                                          ------        ------
  Net cash provided by financing activities               11,268         8,402
                                                          ------        ------

Net increase in cash and cash equivalents                 28,054        10,782


CASH AND CASH EQUIVALENTS:
 Beginning of period                                      44,493        72,311
                                                          ------        ------
 End of period                                           $72,547       $83,093
                                                          ======        ======
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for:
   Interest                                              $ 4,417       $ 6,189
                                                          ======        ======
   Income taxes                                          $    --       $    --
                                                          ======        ======
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
 Real estate and other assets acquired in settlement of
  Loans                                                  $   533       $   153
                                                          ======        ======
 Loans to facilitate sales of real estate owned          $   137       $   156
                                                          ======        ======

 Investment securities traded, recorded in
  investments not yet settled in cash                    $ 2,000       $ 2,000
                                                          ======        ======

                                                                   (Concluded)
See notes to unaudited consolidated financial statements.

           FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Principles of Consolidation

First Federal Bancshares of Arkansas, Inc. (the "Corporation") is a unitary holding company which owns all of the stock of First Federal Bank of Arkansas, FA (the "Bank"). The Bank provides a broad line of financial products to individuals and small- to medium-sized businesses. The consolidated financial statements also include the accounts of the Bank's wholly-owned subsidiary, First Harrison Service Corporation ("FHSC"), which is inactive.

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

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, contained in the Corporation's 2002 Annual Report to Stockholders.

Note 2 - Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions are effective for fiscal years ending after December 15, 2002. The provisions of the statement related to interim disclosures are effective for interim periods beginning after December 31, 2002. The Corporation has adopted the disclosure provisions of SFAS 148 for the quarter ended March 31, 2003, and has included the required disclosures in Note 7 to the unaudited consolidated financial statements.

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the financial statements of the Corporation.

Note 3 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended March 31, 2003 and 2002 were as follows:

                                          Three months ended
                                              March 31,
                                       ------------------------
                                           2003        2002
                                       ----------- ------------
Basic weighted - average shares         2,542,452    2,858,994
Effect of dilutive securities             101,124       85,338
                                        ---------    ---------
Diluted weighted - average shares       2,643,576    2,944,332
                                        =========    =========


Note 4 - Declaration of Dividends

At their meeting on February 24, 2003, the Board of Directors declared a $.16 (sixteen cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on March 25, 2003 to the stockholders of record at the close of business on March 10, 2003.

Note 5 - Investment Securities

Investment securities consisted of the following (in thousands):

                                               March 31, 2003
                                          ------------------------
                                            Amortized     Fair
Held-to-Maturity                              Cost        Value
                                          ------------ -----------
Municipal securities                        $ 9,130      $ 9,289
U. S. Government and Agency obligations      48,575       49,253
Certificates of deposit                      38,890       38,913
                                             ------       ------
                                            $96,595      $97,455
                                             ======       ======




Note 6 - Loans Receivable

Loans receivable consisted of the following (in thousands):

                                      March 31,  2003     December 31, 2002
                                     -----------------   -------------------
First mortgage loans:
 One- to four- family residences          $275,543             $289,106
 Commercial                                 71,685               64,888
 Multifamily                                 6,689                5,821
 Other properties                            1,726                1,735
 Construction                               58,495               49,144
 Less:
  Unearned discounts                          (146)                (178)
  Undisbursed loan funds                   (24,752)             (20,618)
  Deferred loan fees, net                   (1,243)              (1,414)
                                           -------              -------
   Total first mortgage loans              387,997              388,484
Consumer and other loans:
 Commercial                                 29,717               28,213
 Automobile                                 23,109               22,570
 Consumer                                    8,123                7,741
 Home equity and second mortgage            33,821               31,670
 Savings                                     2,148                2,158
 Other                                       3,971                3,907
 Deferred loan costs, net                      256                  254
                                           -------               ------
  Total consumer and other loans           101,145               96,513
                                           -------               ------
Allowance for loan losses                   (1,661)              (1,529)
                                           -------              -------
  Loans receivable, net                   $487,481             $483,468
                                           =======              =======

Nonaccrual loans at March 31, 2003 were $3.1 million. All loans 90 days or more past due are recorded as nonaccrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):

                                        Three Months Ended March 31,
                                       ------------------------------
                                            2003            2002
                                       --------------  --------------
Balance at beginning of period            $1,529          $  923
 Provisions for estimated losses             279             362
 Recoveries                                   27              21
 Losses charged off                         (174)           (157)
                                           -----           -----
Balance at end of period                  $1,661          $1,149
                                           =====           =====


Note 7 - Stock Option Plan

At March 31, 2003, the Corporation had one stock option plan in effect covering key employees and directors. The plan is more fully described in the Notes to Consolidated Financial Statements included in the Corporation's 2002 Annual Report to Stockholders. The Corporation accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee or director compensation cost is recognized in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:

                                 Three Months Ended March 31,
                                ------------------------------
                                    2003             2002
                                -------------   --------------
Net income (in thousands):
 As reported                       $1,984           $1,756
 Proforma                           1,977            1,748
Earnings per share:
 Basic, as reported                $ 0.78           $ 0.61
 Basic, proforma                     0.78             0.61
 Diluted, as reported                0.75             0.60
 Diluted, proforma                   0.75             0.59















              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies

    Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, the methodology for the determination of our allowance for loan losses, due to the judgments, estimates and assumptions inherent in that policy, is critical to preparation of our financial statements. This policy and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in the notes to the unaudited financial statements included herein. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our financial statements to this critical accounting policy, the use of other judgments, estimates and assumptions could result in material differences in our financial condition or results of operations.

    General. At March 31, 2003, the Corporation's assets amounted to $696.2 million as compared to $679.9 million at December 31, 2002. The $16.3 million or 2.4% increase was primarily due to an increase of $28.1 million or 63.1% in cash and cash equivalents, an increase of $4.0 million or .8% in loans receivable, net, and an increase of $1.9 million or 18.2% in office properties and equipment. The increase in office properties and equipment was primarily due to the new corporate headquarters building under construction in north Harrison, Arkansas. Such increases were partially offset by a $17.9 million or 15.6% decrease in investment securities held to maturity. The funds available from the proceeds of matured or called investment securities held to maturity and the increase in deposits and FHLB advances were temporarily invested in cash and cash equivalents and used to fund loan growth.
Liabilities increased $15.1 million or 2.5% to $625.8 million at March 31, 2003 compared to $610.6 million at December 31, 2002.
The increase in liabilities was primarily due to an increase of $6.8 million or 1.2% in deposits and an increase of $5.6 million or 14.4% in advances from the Federal Home Loan Bank of Dallas ("FHLB of Dallas"). Stockholders' equity amounted to $70.4 million or 10.1% of total assets at March 31, 2003 compared to $69.3 million or 10.2% of total assets at December 31, 2002.

    Loans Receivable. Net loans receivable increased by $4.0 million, or .8%, to $487.5 million at March 31, 2003 from $483.5 million at December 31, 2002. The increase in net loans receivable was comprised mainly of increases in commercial real estate loans of $6.8 million, multifamily real estate loans of $900,000, construction loans, net of undisbursed funds, of $5.2 million, consumer loans of $3.1 million, and commercial loans of $1.5 million. Such increases were partially offset by a decrease in one-
to four- family residential loans of $13.6 million.   In recent
years, the Bank has placed an increased emphasis on commercial real estate lending, construction lending, commercial lending and consumer lending to diversify its loan portfolio, increase the average yield on its loan portfolio, expand its operations and provide greater opportunities to cross-sell its products.

    Loan originations for the three month period ended March 31, 2003 consisted of $41.4 million in one- to four- family residential loans, $24.1 million of which were originated for sale in the secondary market, $1.1 million in multi-family residential loans, $21.6 million in commercial loans, $3.5 million of which were sold to investors, $19.6 million in construction loans and $14.5 million in consumer installment loans, of which $4.7 million consisted of home equity loans and $4.6 million consisted of automobile loans.

    Asset Quality. The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated.

                                  March 31, 2003      December 31, 2002
                                ------------------   -------------------
                                         (Dollars in Thousands)
 Nonaccrual loans:
  One- to four-family residential        $2,290             $2,184
  Multi-family residential                   --                 --
  Construction loans                         --                 --
  Commercial real estate                    397                124
  Commercial loans                          201                245
  Consumer loans                            204                175
                                          -----              -----
   Total nonaccrual loans                 3,092              2,728
                                          -----              -----

 Restructured loans                       4,222              4,219
 Repossessed assets                          68                 41
 Real estate owned                          618                320
                                          -----              -----
   Nonperforming assets                  $8,000             $7,308
                                          =====              =====

 Total nonaccrual and restructured
  loans as a percentage of total loans
  receivable                               1.42%              1.37%
                                          =====              =====


 Total nonperforming assets as a
  percentage of total assets               1.15%              1.07%
                                          =====              =====


    Allowance for Loan Losses. The allowance for loan losses was $1.7 million or .32% of total loans at March 31, 2003, compared to $1.5 million or .30% of total loans at December 31, 2002. Nonperforming assets, consisting of nonaccrual and restructured loans and repossessed assets, amounted to $8.0 million or 1.15 % of total assets at March 31, 2003, compared to $7.3 million or 1.07%
of total assets at December 31, 2002.   The allowance for loan
losses includes $610,000 and $625,000 in allowances allocated to specific loans as of March 31, 2003 and December 31, 2002, respectively.

    The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as conditions change and more information becomes available.

    The Bank reviews its non-homogeneous loans for impairment on a quarterly basis. The Bank considers commercial real estate, non-one- to four- family construction, multifamily, other non-residential real estate, and commercial loans to be non-homogeneous loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

    Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures. Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Bank considers the characteristics of (1) one- to four- family residential first mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type, grading these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, economic conditions in the primary market areas, and other factors which usually are beyond the control of the Bank.

    In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral-dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

    Although we consider the allowance for loan losses of $1.7 million adequate to cover losses inherent in our loan portfolio at March 31, 2003, no assurance can be given that we will not sustain loan losses that are significantly different from the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

    Investment Securities. Investment securities, all of which were classified as held to maturity, amounted to $96.6 million as of March 31, 2003, compared to $114.5 million as of December 31, 2002. During the first quarter of 2003, investment securities totaling $51.2 million were purchased and $69.1 million matured or were called, resulting in a net decrease of $17.9 million or 15.6%. This decrease in investment securities held to maturity consisted primarily of a decrease in U.S. government agency securities of $16.8 million and a decrease in certificates of deposit of $1.5 million.

    Deposits. Deposits at March 31, 2003 amounted to $575.5 million, an increase of $6.8 million or 1.2% from the December 31, 2002 balance of $568.8 million. The Bank does not advertise for deposits outside of its primary market area, Northcentral and Northwest Arkansas. The Bank continued to experience a change in the mix of deposits due to the current low interest rate environment. Money market accounts increased $13.5 million and checking accounts increased $3.9 million while certificates of deposit decreased $11.5 million during the first quarter of 2003.

    Borrowed Funds. Borrowed funds, which consist entirely of FHLB of Dallas advances, increased by $5.6 million or 14.4% to $44.2 million at March 31, 2003 from $38.6 million at December 31, 2002. The Bank is continuing to obtain advances to take advantage of the current low interest rate environment and extend the maturity of the portfolio.

    Stockholders' Equity. Stockholders' equity increased $1.1 million to $70.4 million at March 31, 2003 from $69.3 million at December 31, 2002. The increase in stockholders' equity was primarily due to net income of $2.0 million resulting from continued profitable operations and the issuance of 24,884 shares of treasury stock totaling $489,000 as a result of the exercise of stock options. Such increase was partially offset by the purchase of 46,500 shares of treasury stock totaling $1.2 million in connection with the Corporation's stock repurchase plan and, to a lesser extent, the payment of cash dividends aggregating $427,000.















Average Balance Sheets

    The following table sets forth certain information relating to the Corporation's average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at March 31, 2003.
Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented and outstanding balances at March 31, 2003. Average balances are based on daily balances during the period.

                                                                     Quarter Ended March 31,
                                                -------------------------------------------------------------
                                   March 31,
                                      2003                    2003                           2002
                                  ----------   -------------------------------    ---------------------------
                                                                       Average                        Average
                                                  Average              Yield/     Average              Yield/
                                  Yield/Cost      Balance   Interest   Cost       Balance   Interest    Cost
                                  ----------      -------   --------   -------    -------   --------  -------
                                                                    (Dollars in Thousands)
Interest-earning assets:
  Loans receivable(1)                  7.28%     $487,575     $8,808     7.23%   $473,451     $9,319    7.87%
  Investment securities(2)             3.99       109,903      1,156     4.21     103,428      1,613    6.24
  Other interest-earning assets        1.14        44,564        127     1.14      66,528        272    1.64
                                                  -------      -----              -------      -----
   Total interest-earning assets       6.21       642,042     10,091     6.29     643,407     11,204    6.97
Noninterest-earning assets                         42,238                          37,228
                                                  -------                         -------
   Total assets                                  $684,280                        $680,635
                                                  =======                         =======
Interest-bearing liabilities:
  Deposits                             2.77       567,691      4,023     2.83    $557,394      5,313    3.81
  Other borrowings                     3.15        41,543        365     3.51      46,117        733    6.36
                                                  -------      -----              -------      -----
   Total interest-bearing liabilities  2.80       609,234      4,388     2.88     603,511      6,046    4.01
Noninterest-bearing liabilities                     4,482                           4,935
                                                  -------                         -------
   Total liabilities                              613,716                         608,446
Stockholders' equity                               70,564                          72,189
                                                  -------                         -------
   Total liabilities and
   stockholders' equity                          $684,280                        $680,635
                                                  -------                         -------
                                                               -----                           -----
Net interest income                                           $5,703                          $5,158
                                                               =====                           =====
Net earning assets                                $32,808                         $39,896
                                                   ======                          ======
Interest rate spread                   3.41%                             3.41%                          2.96%
                                       ====                              ====                           ====
Net interest margin                                                      3.55%                          3.21%
                                                                         ====                           ====
Ratio of interest-earning assets to
 interest-bearing liabilities                                          105.38%                        106.61%
                                                                       ======                         ======

________________

(1)  Includes nonaccrual loans.
(2)  Includes FHLB of Dallas stock.

Rate/Volume Analysis

    The table below sets forth certain information regarding changes in interest income and interest expense of the Corporation for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by prior rate); (ii) changes in rate (change in rate multiplied by prior average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume); and (iv) the net change.

                                               Quarter Ended March 31,
                                                    2003 vs. 2002
                                    ------------------------------------------
                                        Increase (Decrease)
                                               Due to
                                    ---------------------------
                                                                      Total
                                                           Rate/     Increase
                                     Volume     Rate      Volume    (Decrease)
                                    --------   ------   ---------  -----------
                                                    (In Thousands)
Interest income:
 Loans receivable....................$278    $  (766)      $(23)    $  (511)
 Investment securities............... 101       (525)       (33)       (457)
 Other interest-earning assets....... (90)       (83)        28        (145)
                                      ---      -----        ---       -----
  Total interest-earning
   assets............................ 289     (1,374)       (28)     (1,113)


Interest expense:
 Deposits............................  98     (1,363)       (25)     (1,290)
 Other borrowings.................... (73)      (328)        33        (368)
                                      ---      -----        ---       -----
  Total interest-bearing
   liabilities.......................  25     (1,691)         8       (1,658)
                                      ---      -----        ---        -----
Net change in net interest income    $264    $   317       $(36)    $    545
                                      ===      =====        ===         ====











Results of Operations for the Three Months Ended March 31, 2003 and
2002

    General. The Corporation reported net income of $2.0 million during the three months ended March 31, 2003 compared to net income of $1.8 million for the same period in 2002. The increase of $228,000 in net income in the 2003 period compared to the same period in 2002 was primarily due to an increase in net interest income and an increase in noninterest income, which were offset by an increase in noninterest expenses and an increase in income tax expense. Net interest income increased from $5.2 million for the three months ended March 31, 2002 to $5.7 million for the same period in 2003. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread and net interest margin increased to 3.41% and 3.55%, respectively, for the 2003 three month period compared to 2.96% and 3.21%, respectively, for the 2002 three month period. The increases in the interest rate spread and net interest margin were primarily the result of declining interest rates and the Bank's liability-sensitive position. The decline in interest rates resulted in a 113 basis point reduction in the cost of interest-bearing liabilities to 2.88% for the three months ended March 31, 2003 compared to 4.01% for the three months ended March 31, 2002. These and other significant fluctuations in operations are discussed below.

    Interest Income. Interest income amounted to $10.1 million for the three months ended March 31, 2003 compared to $11.2 million for the same period in 2002. The decrease of $1.1 million or 9.9% was primarily due to decreases in the average yields earned on net loans receivable, investment securities, and other interest earning assets, primarily overnight funds, which were partially offset by increases in the average balances of net loans receivable and investment securities. The average yield on interest earning assets decreased 68 basis points from 6.97% for the three months ended March 31, 2002 to 6.29% for the three months ended March 31, 2003, primarily as a result of the declining level of interest rates.
The increase in the average balance of loans was primarily due to an increase in the volume of loan originations.

    Interest Expense. Interest expense decreased $1.7 million or 27.4% to $4.4 million for the three months ended March 31, 2003 compared to $6.0 million for the same period in 2002. Such decrease was primarily due to a decrease in the interest rates paid on deposits and FHLB of Dallas advances. The decrease in the interest rates paid on deposits was primarily the result of maturing certificates and variable interest bearing accounts being repriced to lower interest rates. The average cost of deposits decreased 113 basis points from 4.01% for the three months ended March 31, 2002 to 2.88% for the three months ended March 31, 2003, primarily as a result of the declining level of interest rates.

    Provision for Loan Losses. The provision for loan losses amounted to $279,000 for the three months ended March 31, 2003 compared to $362,000 for the same period in 2002.

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

    Noninterest Income. Noninterest income increased $255,000 or 19.8% to $1.5 million for the three months ended March 31, 2003 compared to $1.3 million for the three months ended March 31, 2002. The increase in noninterest income for the three month comparable periods ended March 31 was primarily due to an increase of $165,000 in gain on sale of mortgage loans. Secondary mortgage market activity continues to be high due to historic low mortgage interest rates.

     Noninterest Expense. Noninterest expense increased $616,000 or 18.0% between the 2003 and 2002 three month periods ended March 31. Such increase was primarily due to an increase in salaries and employee benefits, net occupancy expense, advertising and public relations, and data processing expense. The increase of $353,000 in salaries and employee benefits was primarily composed of a $239,000 increase in compensation expense due to an increase in personnel as well as salary and merit increases, a $33,000 increase in related payroll taxes, a $26,000 increase in the employee stock ownership plan expense as a result of the increase in the average stock price of the Corporation's common stock and a $54,000 increase in the required contribution to the multiemployer pension plan. The $65,000 increase in net occupancy expense was primarily due to an increase in depreciation expense on equipment in the amount of $57,000. This increase in depreciation was due to a general increase in office properties and equipment related to the overall growth of the Bank. The $69,000 increase in advertising and public relations was primarily due to growth. Data processing expense increased $67,000 due to growth and additional product and service offerings.

    Income Taxes. Income taxes amounted to $949,000 and $910,000 for the three months ended March 31, 2003 and 2002, respectively, resulting in effective tax rates of 32.4% and 34.1%, respectively. The increase in income taxes was due primarily to an increase in pre-tax income.

Liquidity and Capital Resources

    The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At March 31, 2003, the Bank had outstanding advances from the FHLB of Dallas of $44.2 million. Such advances were used in the Bank's normal operating and investing activities.

    The Bank began construction in May 2002 of a new corporate and full-service branch office in north Harrison. Construction is expected be completed in the spring of 2003. Total cost is estimated to be $6.9 million, including furniture and equipment, with disbursements occurring throughout the period of construction. As of March 31, 2003, $5.0 million had been disbursed for the construction of the new office.

    As of March 31, 2003, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2003, the Bank's tangible, core and risk-based capital ratios amounted to 9.85%, 9.85% and 16.87%, respectively, compared to applicable requirements of 1.5%, 4.0% and 8.0%, respectively.

Off-Balance Sheet Arrangements and Commitments

The Corporation, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

  *    the origination, purchase or sale of loans,
  *    the purchase of investment securities,
  * the fulfillment of commitments under letters-of-credit, extensions of credit on home equity lines of credit and construction loans, and
  *    the commitment to fund withdrawals of savings accounts at maturity.


At March 31, 2003, the Bank's off-balance sheet arrangements principally included lending commitments, which are described below. At March 31, 2003, the Corporation had no interests in non-consolidated special purpose entities.

At March 31, 2003, commitments included:

  * total approved loan origination commitments outstanding amounting to $9.7 million, including $5.1 million of loans committed to sell,
  * rate lock agreements with customers of $14.1 million, all of which have been locked with an investor,
  *    unadvanced portion of construction loans of $24.8 million,
  *    unused lines of credit of $16.2 million,
  *    outstanding standby letters of credit of $1.2 million, and
  * certificates of deposit scheduled to mature in one year or less totaling $189.7 million.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.



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

            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK

     For a discussion of the Corporation's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 2002 Annual Report to Stockholders. There has been no material change in the Corporation's asset and liability position or the market value of the Bank's portfolio equity since December 31, 2002.











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



                     FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



     Date:  May 9, 2003       By: /s/Larry J. Brandt
                                  ---------------------------
                                  Larry J. Brandt
                                  President/CEO



     Date:  May 9, 2003       By: /s/Sherri R. Billings
                                  ---------------------------
                                  Sherri R. Billings
                                  EVP/CFO




















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


Date:  May 9, 2003                      /s/ Larry J. Brandt
                                        -------------------------------
                                        Larry J. Brandt
                                        Chief Executive Officer

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


Date:  May 9, 2003                      /s/ Sherri R. Billings
                                        -----------------------------
                                        Sherri R. Billings
                                        Chief Financial Officer


