Form 10-Q
period 2003-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2003-08-13
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 0-28312

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Exact name of registrant as specified in its charter)

Texas	71-0785261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1401 Highway 62-65 North Harrison, Arkansas	72601
(Address of principal executive office)	(Zip Code)

(870) 741-7641
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 6, 2003, there were issued and outstanding 2,668,943 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS

Cash and cash equivalents	$97,413	$44,493
Investment securities held to maturity	72,585	114,471
Federal Home Loan Bank stock	5,127	5,064
Loans receivable, net	487,247	483,468
Accrued interest receivable	3,884	4,380
Real estate acquired in settlement of loans, net	748	320
Office properties and equipment, net	14,421	10,690
Prepaid expenses and other assets	17,682	17,010
TOTAL ASSETS	$699,107	$679,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$572,777	$568,762
Federal Home Loan Bank advances	47,459	38,610
Advance payments by borrowers for taxes and insurance	403	760
Other liabilities	6,346	2,498
Total liabilities	$626,985	$610,630

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 5,153,751 shares issued, 2,667,943 and 2,687,359 shares outstanding at June 30, 2003 and December 31, 2002, respectively	52	52
Additional paid-in capital	52,456	52,040
Employee stock benefit plans	(1,247)	(1,551)
Retained earnings-substantially restricted	70,060	67,043
	121,321	117,584
Treasury stock, at cost, 2,485,808 and 2,466,392 shares at June 30, 2003 and December 31, 2002, respectively	(49,199)	(48,318)
Total stockholders’ equity	72,122	69,266

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,107	$679,896

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
INTEREST INCOME:
Loans receivable	$8,584	$9,170	$17,392	$18,489
Investment securities:
Taxable	826	1,658	1,878	3,201
Nontaxable	115	70	219	140
Other	191	244	318	516
Total interest income	9,716	11,142	19,807	22,346

INTEREST EXPENSE:
Deposits	3,766	5,073	7,789	10,386
Other borrowings	352	635	717	1,368
Total interest expense	4,118	5,708	8,506	11,754
NET INTEREST INCOME	5,598	5,434	11,301	10,592
PROVISION FOR LOAN LOSSES	136	373	415	736

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,462	5,061	10,886	9,856

NONINTEREST INCOME:
Deposit fee income	646	589	1,202	1,136
Earnings on life insurance policies	209	222	426	438
Gain on sale of loans	510	137	913	374
Appreciation of contributed assets	414	—	414	—
Other	366	311	733	598
Total noninterest income	2,145	1,259	3,688	2,546

NONINTEREST EXPENSES:
Salaries and employee benefits	2,552	2,090	5,003	4,187
Net occupancy expense	527	313	886	608
Data processing	407	338	793	656
Professional fees	102	90	194	177
Advertising and public relations	152	169	303	251
Postage and supplies	186	112	343	243
Contributions	508	55	519	72
Other	560	403	987	792
Total noninterest expenses	4,994	3,570	9,028	6,986

INCOME BEFORE INCOME TAXES	2,613	2,750	5,546	5,416
INCOME TAX PROVISION	726	916	1,675	1,826
NET INCOME	$1,887	$1,834	$3,871	$3,590

EARNINGS PER SHARE:
Basic	$0.74	$0.66	$1.52	$1.27

Diluted	$0.71	$0.64	$1.46	$1.23

Cash Dividends Declared	$0.16	$0.12	$0.32	$0.24

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-In	Employee Stock Benefit	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Plans	Earnings	Shares	Amount	Equity

Balance, December 31, 2002	5,153,751	$52	$52,040	$(1,551)	$67,043	2,466,392	$(48,318)	$69,266

Net income					3,871			3,871

Release of ESOP shares			360	208				568

Tax effect of stock compensation plan			38					38

Treasury shares reissued due to exercise of stock options			(17)			(43,084)	848	831

Purchase of treasury stock, at cost						67,500	(1,828)	(1,828)

MRP shares			35	96		(5,000)	99	230

Dividends paid					(854)			(854)

Balance, June 30, 2003	5,153,751	$52	$52,456	$(1,247)	$70,060	2,485,808	$(49,199)	$72,122

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002

OPERATING ACTIVITIES:
Net income	$3,871	$3,590
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	415	736
Provision for real estate losses	27	16
Deferred tax benefit	(147)	(174)
Federal Home Loan Bank stock dividends	(63)	(73)
Loss on disposition of office properties and equipment	93	—
(Gain) loss on sale of repossessed assets, net	(2)	8
Originations of loans held for sale	(65,004)	(21,778)
Proceeds from sales of loans	69,145	26,981
Gain on sale of loans originated to sell	(913)	(374)
Depreciation	531	373
Accretion of deferred loan fees, net	(236)	(326)
Release of ESOP shares	568	498
MRP compensation expense	31	—
Bank owned life insurance earnings	(426)	(438)
Changes in operating assets and liabilities:
Accrued interest receivable	496	(258)
Prepaid expenses and other assets	(272)	(125)
Other liabilities	357	(2,358)
Net cash provided by operating activities	8,471	6,298

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(141,651)	(40,157)
Proceeds from maturities/calls of investment securities held to maturity	187,412	38,065
Loan originations, net of repayments	(8,149)	(13,163)
Proceeds from sales of repossessed assets	536	364
Proceeds from sales of office properties and equipment	14	—
Purchases of office properties and equipment	(4,369)	(1,294)
Net cash provided by (used in) investing activities	33,793	(16,185)

(continued)

	Six Months Ended June 30,
	2003	2002

FINANCING ACTIVITIES:
Net increase in deposits	4,015	19,364
Advances from FHLB	19,000	4,000
Repayment of advances from FHLB	(10,151)	(16,037)
Net decrease in advance payments by borrowers for taxes & insurance	(357)	(398)
Purchase of treasury stock	(1,828)	(3,908)
Reissued treasury stock	831	162
Dividends paid	(854)	(713)
Net cash provided by financing activities	10,656	2,470

Net increase (decrease) in cash and cash equivalents	52,920	(7,417)

CASH AND CASH EQUIVALENTS:
Beginning of period	44,493	72,311
End of period	$97,413	$64,894

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,569	$11,975
Income taxes	$1,952	$1,791

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$1,111	$448
Loans to facilitate sales of real estate owned	$137	$219
Investment securities traded, recorded in investments not yet settled in cash	$3,875	$5,000
Treasury stock traded, recorded in treasury stock not yet settled in cash	$—	$1,280

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Principles of Consolidation

First Federal Bancshares of Arkansas, Inc. (the “Corporation”) is a unitary holding company which owns all of the stock of First Federal Bank of Arkansas, FA (the “Bank”).  The Bank provides a broad line of financial products to individuals and small- to medium-sized businesses.  The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive.

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

The accompanying unaudited consolidated financial statements include the accounts of the Corporation and the Bank.  All material intercompany transactions have been eliminated in consolidation.

The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, contained in the Corporation’s 2002 Annual Report to Stockholders.

Certain amounts in the June 30, 2002, unaudited consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2003.

Note 2 - Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”).  SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition provisions are effective for fiscal years ending after December 15, 2002.  The provisions of the statement related to interim disclosures are effective for interim periods beginning after December 31, 2002.  The Corporation has adopted the disclosure provisions of SFAS 148 beginning in the quarter ended March 31, 2003, and has included the required disclosures in Note 7 to the unaudited consolidated financial statements.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in FIN 45 are effective for financial statements of annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material effect on the financial statements of the Corporation.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 149 requires that contracts with comparable characteristics be accounted for similarly.  In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions.  Based on its current activities, the Corporation does not expect SFAS 149 to have a material effect on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, with certain exceptions.  The adoption of SFAS 150 did not have a material effect on the financial statements of the Corporation as of June 30, 2003 and is not expected to have a material effect in future periods.

Note 3 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended June 30, 2003 and 2002 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic weighted - average shares	2,544,258	2,776,650	2,543,360	2,817,594
Effect of dilutive securities	127,786	106,737	115,757	96,367
Diluted weighted - average shares	2,672,044	2,883,387	2,659,117	2,913,961

Note 4 - Declaration of Dividends

At their meeting on May 28, 2003, the Board of Directors declared a $.16 (sixteen cent) per share cash dividend on the common stock of the Corporation.  The cash dividend was paid on June 25, 2003 to the stockholders of record at the close of business on June 10, 2003.

Note 5 - Investment Securities

Investment securities consisted of the following (in thousands):

	June 30, 2003
Held-to-Maturity	Amortized Cost	Fair Value
Municipal securities	$11,455	$11,890
U. S. Government and Agency obligations	50,130	50,636
Certificates of deposit	11,000	11,001
	$72,585	$73,527

Note 6 - Loans Receivable

Loans receivable consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

First mortgage loans:
One- to four- family residences	$265,336	$289,106
Commercial	73,431	64,888
Multifamily	7,630	5,821
Other properties	1,725	1,735
Construction	63,639	49,144
Less:
Unearned discounts	(154)	(178)
Undisbursed loan funds	(27,530)	(20,618)
Deferred loan fees, net	(1,034)	(1,414)
Total first mortgage loans	383,043	388,484
Consumer and other loans:
Commercial	31,898	28,213
Automobile	23,244	22,570
Consumer	8,816	7,741
Home equity and second mortgage	35,431	31,670
Savings	2,186	2,158
Other	4,086	3,907
Deferred loan costs, net	260	254
Total consumer and other loans	105,921	96,513
Allowance for loan losses	(1,717)	(1,529)
Loans receivable, net	$487,247	$483,468

Nonaccrual loans at June 30, 2003 were $4.5 million.  All loans 90 days or more past due are recorded as nonaccrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$1,661	$1,149	$1,529	$923
Provisions for estimated losses	136	373	415	736
Recoveries	14	18	41	38
Other	—	35	—	35
Losses charged off	(94)	(117)	(268)	(274)
Balance at end of period	$1,717	$1,458	$1,717	$1,458

Note 7 – Stock Option Plan

At June 30, 2003, the Corporation had one stock option plan in effect covering key employees and directors.  The plan is more fully described in the Notes to Consolidated Financial Statements included in the Corporation’s 2002 Annual Report to Stockholders.  The Corporation accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee or director compensation cost is recognized in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (in thousands):
As reported	$1,887	$1,834	$3,871	$3,590
Proforma	1,885	1,826	3,862	3,575
Earnings per share:
Basic, as reported	$0.74	$0.66	$1.52	$1.27
Basic, proforma	0.74	0.66	1.52	1.27
Diluted, as reported	0.71	0.64	1.46	1.23
Diluted, proforma	0.71	0.63	1.45	1.23

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, the methodology for the determination of our allowance for loan losses, due to the judgments, estimates and assumptions inherent in that policy, is critical to preparation of our financial statements.  This policy and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the notes to the unaudited financial statements included herein.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our financial statements to this critical accounting policy, the use of other judgments, estimates and assumptions could result in material differences in our financial condition or results of operations.

General.  At June 30, 2003, the Corporation’s assets amounted to $699.1 million as compared to $679.9 million at December 31, 2002.  The $19.2 million or 2.8% increase was primarily due to an increase of $52.9 million or 118.9% in cash and cash equivalents, an increase of $3.8 million or 0.8% in net loans receivable, and an increase of $3.7 million or 34.9% in office properties and equipment. The increase in office properties and equipment was primarily due to the new corporate headquarters building and furnishings in north Harrison, Arkansas. The building was under construction at December 31, 2002 and was completed in June 2003.  Such increases were partially offset by a $41.9 million or 36.6% decrease in investment securities held to maturity. The funds available from the proceeds of matured or called investment securities held to maturity and the increase in deposits and FHLB advances were temporarily invested in cash and cash equivalents and used to fund loan growth.  Liabilities increased $16.4 million or 2.7% to $627.0 million at June 30, 2003 compared to $610.6 million at December 31, 2002.  The increase in liabilities was primarily due to an increase of $4.0 million or 0.7% in deposits and an increase of $8.8 million or 22.9% in advances from the Federal Home Loan Bank of Dallas (“FHLB of Dallas”). Stockholders’ equity amounted to $72.1 million or 10.3% of total assets at June 30, 2003 compared to $69.3 million or 10.2% of total assets at December 31, 2002.

Loans Receivable.  Net loans receivable increased by $3.8 million, or 0.8%, to $487.2 million at June 30, 2003 from $483.5 million at December 31, 2002.  The increase in net loans receivable was comprised mainly of increases in commercial real estate loans of $8.5 million, multifamily real estate loans of $1.8 million, construction loans, net of undisbursed funds, of $7.6 million, consumer loans of $5.7 million, and commercial loans of $3.7 million.  Such increases were partially offset by a decrease in one- to four- family residential loans of $23.8 million.  In recent years, the Bank has placed an increased emphasis on commercial real estate lending, construction lending, commercial lending and consumer lending to diversify its loan portfolio, increase the average yield on its loan portfolio, expand its operations and provide greater opportunities to cross-sell its products.

Loan originations for the six month period ended June 30, 2003 consisted of $95.6 million in one- to four- family residential loans, $62.0 million of which were originated for sale in the secondary market, $2.5 million in multifamily residential loans, $36.4 million in commercial loans, $41.3 million in construction loans and $30.1 million in consumer installment loans, of which $9.4 million consisted of home equity loans and $8.6 million consisted of automobile loans.

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	June 30, 2003	December 31, 2002
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$2,342	$2,184
Multi-family residential	—	—
Construction loans	—	—
Commercial real estate	922	124
Commercial loans	697	245
Consumer loans	527	175
Total nonaccrual loans	4,488	2,728

Restructured loans	4,180	4,219
Repossessed assets	15	41
Real estate owned	748	320

Nonperforming assets	$9,431	$7,308

Total nonaccrual and restructured loans as a percentage of total loans receivable	1.67%	1.37%

Total nonperforming assets as a percentage of total assets	1.35%	1.07%

Nonaccrual commercial and commercial real estate loans increased due to three loans to unrelated borrowers with principal balances totaling $1.3 million.  The Bank does not expect to incur losses on these loans based on the estimated value of the collateral properties.  As a result, no specific valuation allowance has been recorded for these loans.

Allowance for Loan Losses.  The allowance for loan losses was $1.7 million or 0.33% of total loans at June 30, 2003, compared to $1.5 million or ..30% of total loans at December 31, 2002.  Nonperforming assets, consisting of nonaccrual and restructured loans and repossessed assets, amounted to $9.4 million or 1.35% of total assets at June 30, 2003, compared to $7.3 million or 1.07% of total assets at December 31, 2002.  The allowance for loan losses includes $614,000 and $625,000 in allowances allocated to specific loans as of June 30, 2003 and December 31, 2002, respectively.

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

Although we consider the allowance for loan losses of $1.7 million adequate to cover losses inherent in our loan portfolio at June 30, 2003, no assurance can be given that we will not sustain loan losses that are significantly different from the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Investment securities, all of which were classified as held to maturity, amounted to $72.6 million as of June 30, 2003, compared to $114.5 million as of December 31, 2002.  During the first six months of 2003, investment securities totaling $145.5 million were purchased and $187.4 million matured or were called, resulting in a net decrease of $41.9 million or 36.6%.  This composition of the change in investment securities held to maturity from December 31, 2002 to June 30, 2003 was a decrease in U.S. government agency securities of $15.3 million, a decrease in certificates of deposit of $29.3 million, and an increase in municipal securities of $2.7 million.

Deposits.  Deposits at June 30, 2003 amounted to $572.8 million, an increase of $4.0 million or 0.7% from the December 31, 2002 balance of $568.8 million.  The Bank does not advertise for deposits outside of its primary market area of Northcentral and Northwest Arkansas.  The Bank continued to experience a change in the mix of deposits due to the current low interest rate environment.  The primary components of the change in deposits during the first six months of 2003 were increases in money market accounts of $20.9 million and checking accounts of $7.9 million and a decrease in certificates of deposit of $25.5 million.

Borrowed Funds.  Borrowed funds, which consist entirely of FHLB of Dallas advances, increased by $8.8 million or 22.9% to $47.5 million at June 30, 2003 from $38.6 million at December 31, 2002.  The Bank is continuing to obtain advances to take advantage of the current low interest rate environment and extend the maturity of the portfolio.

Stockholders’ Equity.  Stockholders’ equity increased $2.9 million to $72.1 million at June 30, 2003 from $69.3 million at December 31, 2002. The increase in stockholders’ equity was primarily due to net income of $3.9 million resulting from continued profitable operations and the issuance of 43,084 shares of treasury stock totaling $848,000 as a result of the exercise of stock options.  Such increase was partially offset by the purchase of 67,500 shares of treasury stock totaling $1.8 million in connection with the Corporation’s stock repurchase plan and, to a lesser extent, the payment of cash dividends aggregating $854,000.

Average Balance Sheets

The following table sets forth certain information relating to the Corporation’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at June 30, 2003.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented and outstanding balances at June 30, 2003.  Average balances are based on daily balances during the period.

	June 30,	Three Months Ended June 30,
	2003	2003			2002
	Yield/Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)

Interest-earning assets:
Loans receivable(1)	7.04%	$488,102	$8,584	7.03%	$478,768	$9,170	7.66%
Investment securities(2)	4.68	94,526	941	3.98	111,825	1,728	6.18
Other interest-earning assets	1.10	67,306	191	1.14	58,750	244	1.66
Total interest-earning assets	6.00	649,934	9,716	5.98	649,343	11,142	6.86
Noninterest-earning assets		45,039			37,888
Total assets		$694,973			$687,231
Interest-bearing liabilities:
Deposits	2.50	572,925	3,766	2.63	$569,504	5,073	3.56
Other borrowings	2.98	46,412	352	3.04	41,369	635	6.14
Total interest-bearing liabilities	2.54	619,337	4,118	2.66	610,873	5,708	3.74
Noninterest-bearing liabilities		3,647			4,884
Total liabilities		622,984			615,757
Stockholders’ equity		71,989			71,474
Total liabilities and stockholders’ equity		$694,973			$687,231

Net interest income			$5,598			$5,434
Net earning assets		$30,597			$38,470
Interest rate spread	3.46%			3.32%			3.12%
Net interest margin				3.45%			3.35%
Ratio of interest-earning assets to interest-bearing liabilities				104.94%			106.30%

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$487,839	$17,392	7.13%	$476,110	$18,489	7.77%
Investment securities(2)	102,214	2,097	4.10	107,626	3,341	6.21
Other interest-earning assets	55,935	318	1.14	62,639	516	1.65
Total interest-earning assets	645,988	19,807	6.13	646,375	22,346	6.91
Noninterest-earning assets	43,638			37,558
Total assets	$689,626			$683,933
Interest-bearing liabilities:
Deposits	570,308	7,789	2.73	$563,449	10,386	3.69
Other borrowings	43,978	717	3.26	43,743	1,368	6.26
Total interest-bearing liabilities	614,286	8,506	2.77	607,192	11,754	3.87
Noninterest-bearing liabilities	4,064			4,910
Total liabilities	618,350			612,102
Stockholders’ equity	71,276			71,831
Total liabilities and stockholders’ equity	$689,626			$683,933

Net interest income		$11,301			$10,592
Net earning assets	$31,702			$39,183
Interest rate spread			3.36%			3.04%
Net interest margin			3.50%			3.28%
Ratio of interest-earning assets to interest-bearing liabilities			105.16%			106.45%

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

	Three Months Ended June 30, 2003 vs. 2002				Six Months Ended June 30, 2003 vs. 2002
	Increase (Decrease) Due to			Total Increase (Decrease)	Increase (Decrease) Due to			Total Increase (Decrease)

	Volume	Rate	Rate/ Volume		Volume	Rate	Rate/ Volume
	(In Thousands)				(In Thousands)
Interest income:
Loans receivable	$179	$(750)	$(15)	$(586)	$455	$(1,515)	$(37)	$(1,097)
Investment securities	(267)	(615)	95	(787)	(168)	(1,133)	57	(1,244)
Other interest-earning assets	35	(77)	(11)	(53)	(55)	(160)	17	(198)
Total interest-earning assets	(53)	(1,442)	69	(1,426)	232	(2,808)	37	(2,539)

Interest expense:
Deposits	31	(1,330)	(8)	(1,307)	126	(2,691)	(32)	(2,597)
Other borrowings	77	(321)	(39)	(283)	7	(655)	(3)	(651)
Total interest-bearing liabilities	108	(1,651)	(47)	(1,590)	133	(3,346)	(35)	(3,248)
Net change in net interest income	$(161)	$209	$116	$164	$99	$538	$72	$709

Results of Operations for the Three Months Ended June 30, 2003 and 2002

General.  The Corporation reported net income of $1.9 million during the three months ended June 30, 2003 compared to net income of $1.8 million for the same period in 2002.  The increase of $53,000 in net income in the 2003 period compared to the same period in 2002 was primarily due to increases in net interest income and noninterest income and decreases in the provisions for loan losses and income taxes, which were offset by an increase in noninterest expenses.  Net interest income increased from $5.4 million for the three months ended June 30, 2002 to $5.6 million for the same period in 2003.  Net interest income is determined by the Corporation’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  The Corporation’s interest rate spread and net interest margin increased to 3.32% and 3.45%, respectively, for the 2003 three month period compared to 3.12% and 3.35%, respectively, for the 2002 three month period.  The increases in the interest rate spread and net interest margin were primarily the result of declining interest rates and the Bank’s liability-sensitive position.  The decline in interest rates resulted in a 108 basis point reduction in the cost of interest-bearing liabilities to 2.66% for the three months ended June 30, 2003 compared to 3.74% for the three months ended June 30, 2002.  These and other significant fluctuations in operations are discussed below.

Interest Income.  Interest income amounted to $9.7 million for the three months ended June 30, 2003 compared to $11.1 million for the same period in 2002.  The decrease of $1.4 million or 12.8% was primarily due to decreases in the average yields earned on net loans receivable, investment securities, and other interest earning assets, primarily overnight funds.  The average yield on interest earning assets decreased 88 basis points from 6.86% for the three months ended June 30, 2002 to 5.98% for the three months ended June 30, 2003, primarily as a result of the declining level of interest rates.

Interest Expense.  Interest expense decreased $1.6 million or 27.9% to $4.1 million for the three months ended June 30, 2003 compared to $5.7 million for the same period in 2002.  Such decrease was primarily due to a decrease in the interest rates paid on deposits and FHLB of Dallas advances.  The decrease in the interest rates paid on deposits was primarily the result of maturing certificates and variable interest bearing accounts being repriced to lower interest rates.  The average cost of deposits decreased 93 basis points from 3.56% for the three months ended June 30, 2002 to 2.63% for the three months ended June 30, 2003, primarily as a result of the declining level of interest rates.

Provision for Loan Losses.  The provision for loan losses amounted to $136,000 for the three months ended June 30, 2003 compared to $373,000 for the same period in 2002.  The decrease in the provision for loan losses was due to an estimated loss on a single commercial real estate loan of approximately $245,000 recorded in the quarter ended June 30, 2002.

Provisions for loan losses include charges to reduce the recorded balance of loans to their estimated fair value.  Such provision and the adequacy of the allowance for loan losses is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.

Noninterest Income.  Noninterest income increased $886,000 or 70.4% to $2.1 million for the three months ended June 30, 2003 compared to $1.3 million for the three months ended June 30, 2002.  The increase in noninterest income for the three month comparable periods ended June 30 was primarily due to an increase of $373,000 in gain on sale of mortgage loans and the appreciation of contributed assets of $414,000.

Gain on sale of mortgage loans has increased due to increased secondary market activity compared to last year due to continued low mortgage loan interest rates.  Originations of loans for sale in the secondary market were $7.8 million for the quarter ended June 30, 2002, compared to $37.4 million for the quarter ended June 30, 2003.  Proceeds from loan sales increased from $10.1 million for the quarter ended June 30, 2002 to $36.5 million for the quarter ended June 30, 2003.

The appreciation of contributed assets was recorded in connection with an adjustment of the carrying value of donated real estate to estimated fair value.  A corresponding expense in the amount of $414,000 was also recorded and is included in the balance of contributions expense.  The effect of this contribution is further described below.

Noninterest Expense. Noninterest expense increased $1.4 million or 39.9% between the 2002 and 2003 three month periods ended June 30.  Such increase was primarily due to increases in salaries and employee benefits, net occupancy expense, contributions expense, and other noninterest expenses.

The increase of $462,000 in salaries and employee benefits was primarily composed of a $298,000 increase in compensation expense due to an increase in personnel as well as salary and merit increases, a $28,000 increase in related payroll taxes, a $44,000 increase in the employee stock ownership plan expense as a result of the increase in the average stock price of the Corporation’s common stock, a $31,000 increase in MRP compensation expense due to the awarding of 5,000 shares on April 30, 2003, and a $54,000 increase in the required contribution to the multiemployer pension plan.  At June 30, 2003, total unearned compensation related to the MRP amounted to $102,000.  This amount will be recognized ratably over the period ending April 30, 2007.

The $214,000 increase in net occupancy expense was primarily due to furniture and accessories for the new corporate office that opened June 2, 2003.  Furniture and accessories totaling $120,000 were expensed in the three months ended June 30, 2003.  Depreciation expense has increased $85,000 from the quarter ended June 30, 2002 to the same period in 2003 due to a general increase in office properties and equipment related to the overall growth of the Bank.  Specifically, $26,000 of the increase was due to depreciation expense related to corporate office property.

Contributions expense increased $453,000, mainly due to the contribution of real estate discussed above, offset by a decrease of $47,000 in other contributions.  The $508,000 balance of contributions expense for the three months ended June 30, 2003, includes the fair value of the donated real estate of $500,000.

Other noninterest expense increased $157,000, the largest component of which was an increase in fees paid to consultants of $72,000.  The increase in these fees relates to payments to the project manager for furniture and accessory acquisitions related to the new corporate office and fees paid to the overdraft program consultant resulting from increased fee income.

Income Taxes.  Income taxes amounted to $726,000 and $916,000 for the three months ended June 30, 2003 and 2002, respectively, resulting in effective tax rates of 27.8% and 33.3%, respectively.  The decrease in the income tax provision was due primarily to the tax benefit resulting from the contribution of real estate.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

General.  The Corporation reported net income of $3.9 million during the six months ended June 30, 2003 compared to net income of $3.6 million for the same period in 2002.  The increase of $281,000 in net income in the 2003 period compared to the same period in 2002 was primarily due to increases in net interest income and noninterest income and decreases in the provision for loan losses and income taxes, which were offset by an increase in noninterest expenses.  Net interest income increased $709,000 from $10.6 million for the six months ended June 30, 2002 to $11.3 million for the same period in 2003.  The Corporation’s interest rate spread and net interest margin increased to 3.36% and 3.50%, respectively, for the 2003 six month period compared to 3.04% and 3.28%, respectively, for the 2002 six month period.  The increases in the interest rate spread and net interest margin were primarily the result of declining interest rates and the Bank’s liability-sensitive position.  The decline in interest rates resulted in a 110 basis point reduction in the cost of interest-bearing liabilities to 2.77% for six months ended June 30, 2003 compared to 3.87% for the six months ended June 30, 2002.

Interest Income.  Interest income amounted to $19.8 million for the six months ended June 30, 2003 compared to $22.3 million for the same period in 2002.  The decrease of $2.5 million was primarily due to a decrease in the average yield earned on net loans receivable, investment securities and other interest earning assets, primarily overnight funds, which were partially offset by an increase in the average balance of net loans receivable.  The average yield on interest earning assets decreased 78 basis points from 6.91% for the six months ended June 30, 2002 to 6.13% for the six months ended June 30, 2003, primarily as a result of the declining level of interest rates.

Interest Expense.  Interest expense decreased $3.2 million or 27.6% to $8.5 million for the six months ended June 30, 2003 compared to $11.8 million for the same period in 2002.  Such decrease was primarily due to a decrease in the interest rates paid on deposits and FHLB of Dallas advances.  The decrease in the interest rates paid on deposits was primarily the result of maturing certificates and variable interest bearing accounts being repriced to lower interest rates.  The average cost of deposits decreased 96 basis points from 3.69% for the six months ended June 30, 2002 to 2.73% for the six months ended June 30, 2003, primarily as a result of the declining level of interest rates.

Provision for Loan Losses.  Provision for loan losses amounted to $415,000 for the six months ended June 30, 2003 compared to $736,000 for the same period in 2002.  The decrease in the provision for loan losses was due to an estimated loss on a single commercial real estate loan of approximately $415,000 recorded in the six months ended June 30, 2002.

Provisions for loan losses include charges to reduce the recorded balance of loans to their estimated fair value.  Such provision and the adequacy of the allowance for loan losses is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.

Noninterest Income.  Noninterest income increased $1.1 million or 44.9% to $3.7 million for the six months ended June 30, 2003 compared to $2.5 million for the six months ended June 30, 2002.  The increase in noninterest income for the six month comparable periods ended June 30 was primarily due to an increase of $539,000 in gain on sale of mortgage loans and the appreciation of contributed assets of $414,000.

Gain on sale of mortgage loans has increased due to increased secondary market activity compared to last year due to continued low mortgage loan interest rates.  Originations of loans for sale in the secondary market were $21.8 million for the six months ended June 30, 2002, compared to $65.0 million for the six months ended June 30, 2003.  Proceeds from loan sales increased from $27.0 million for the six months ended June 30, 2002 to $69.1 million for the six months ended June 30, 2003.

The appreciation of contributed assets was recorded in connection with an adjustment of the carrying value of donated real estate to estimated fair value.  A corresponding expense in the amount of $414,000 was also recorded and is included in the balance of contributions expense.  The effect of this contribution is further described below.

Noninterest Expense. Noninterest expense increased $2.0 million or 29.2% between the 2002 and 2003 six month periods ended June 30.  Such increase was primarily due to increases in salaries and employee benefits, net occupancy expense, contributions expense, and other noninterest expenses.

The increase of $816,000 in salaries and employee benefits was primarily composed of a $537,000 increase in compensation expense due to an increase in personnel as well as salary and merit increases, a $61,000 increase in related payroll taxes, a $69,000 increase in the employee stock ownership plan expense as a result of the increase in the average stock price of the Corporation’s common stock, a $31,000 increase in MRP compensation expense due to the awarding of 5,000 shares on April 30, 2003, and a $108,000 increase in the required contribution to the multiemployer pension plan.  At June 30, 2003, total unearned compensation related to the MRP amounted to $102,000.  This amount will be recognized ratably over the period ending April 30, 2007.

The $278,000 increase in net occupancy expense was primarily due to furniture and accessories for the new corporate office that opened June 2, 2003.  Furniture and accessories totaling $120,000 were expensed in the six months ended June 30, 2003.  Depreciation expense has increased $150,000 from the six months ended June 30, 2002 to the same period in 2003 due to a general increase in office properties and equipment related to the overall growth of the Bank.  Specifically, $26,000 of the increase was due to depreciation expense related to corporate office property.

Contributions expense increased $447,000, mainly due to the contribution of real estate discussed above, offset by a decrease of $53,000 in other contributions.  The $519,000 balance of contributions expense for the six months ended June 30, 2003, includes the fair value of the donated real estate of $500,000.

Other noninterest expense increased $195,000, the largest component of which was an increase in fees paid to consultants of $75,000.  The increase in these fees relates to payments to the project manager for furniture and accessory acquisitions related to the new corporate office and fees paid to the overdraft program consultant resulting from increased fee income.

Income Taxes.  Income taxes amounted to $1.7 million and $1.8 million for the six months ended June 30, 2003 and 2002, respectively, resulting in effective tax rates of 30.2% and 33.7%, respectively.  The decrease in the income tax provision was due primarily to the tax benefit resulting from the contribution of real estate, as previously discussed.

Liquidity and Capital Resources

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  As an additional source of funds, the Bank has borrowed from the FHLB of Dallas.  At June 30, 2003, the Bank had outstanding advances from the FHLB of Dallas of $47.5 million.  Such advances were used in the Bank’s normal operating and investing activities.

As of June 30, 2003, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At June 30, 2003, the Bank’s tangible, core and risk-based capital ratios amounted to 9.95%, 9.95% and 16.67%, respectively, compared to applicable requirements of 1.5%, 4.0% and 8.0%, respectively.

Off-Balance Sheet Arrangements and Commitments

The Corporation, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments include, but are not limited to:

•                  the origination, purchase or sale of loans,

•                  the purchase of investment securities,

•                  the fulfillment of commitments under letters-of-credit, extensions of credit on home equity lines of credit and construction loans, and

•                  the commitment to fund withdrawals of savings accounts at maturity.

At June 30, 2003, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At June 30, 2003, the Corporation had no interests in non-consolidated special purpose entities.

At June 30, 2003, commitments included:

•                  total approved loan origination commitments outstanding amounting to $21.3 million, including $8.2 million of loans committed to sell;

•                  rate lock agreements with customers of $22.7 million, all of which have been locked with an investor;

•                  unadvanced portion of construction loans of $27.5 million;

•                  unused lines of credit of $16.0 million;

•                  outstanding standby letters of credit of $1.3 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $178.1 million.

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

Unlike most industrial companies, virtually all of the Bank’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and information relating to the Corporation that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “except,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Corporation or the Corporation’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Corporation with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended.  The Corporation does not intend to update these forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

For a discussion of the Corporation’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s 2002 Annual Report to Stockholders.  There has been no material change in the Corporation’s asset and liability position or the market value of the Bank’s portfolio equity since December 31, 2002.

CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

On April 30, 2003, the Corporation held an annual meeting of stockholders for the following purposes:

(1)                           To elect two directors for a term of three years; and

(2)                           To ratify the appointment by the Board of Directors of Deloitte and Touche LLP as the Corporation’s independent auditors for the year ending December 31, 2003.

The results of the voting are set forth below:

Proposal One (Election of Directors):

NAME	FOR	AGAINST/ WITHHELD	NOT VOTED
Jeffrey L. Brandt	2,228,464	6,019	431,260
John P. Hammerschmidt	2,228,039	6,444	431,260

Proposal Two (Ratification of Auditors):

FOR	AGAINST	ABSTAIN	NOT VOTED
2,225,865	3,012	5,606	431,260

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

Exhibit 31.1 – Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Exhibit 31.2 – Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Exhibit 32.1 – Certification of Chief Executive Officer,
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Exhibit 32.2 – Certification of Chief Financial Officer,
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Reports on Form 8-K

On April 30, 2003, a Form 8-K was filed for the Corporation’s April 30, 2003 press release that announced results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: August 8, 2003	By:	/s/Larry J. Brandt
Larry J. Brandt
President/CEO

Date: August 8, 2003	By:	/s/Sherri R. Billings
Sherri R. Billings
EVP/CFO