Form 10-Q
period 2003-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2003-11-07
CIK 1006424

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

                                  OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ____________

                        Commission File Number 0-28312

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
             ________________________________________________________
              (Exact name of registrant as specified in its charter)

                       Texas                               71-0785261
__________________________________________________  _________________________
   (State or other jurisdiction of incorporation         (I.R.S. Employer
            or organization)                          Identification Number)


        1401 Highway 62-65 North
           Harrison, Arkansas                                72601
__________________________________________________  _________________________
 (Address of principal executive office)                   (Zip Code)

                               (870) 741-7641
           _____________________________________________________
            (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X   No
        ___    ___

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
    Yes    No  X
       ___    ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2003, there were issued and outstanding 2,663,943 shares of the Registrant's Common Stock, par value $.01 per share.

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                            TABLE OF CONTENTS

Part I.  Financial Information                                         Page
_______  _____________________                                         ____

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition as of
         September 30, 2003 and December 31, 2002 (unaudited)             1

         Consolidated Statements of Income for the three months
         and nine months ended September 30, 2003 and 2002 (unaudited)    2

         Consolidated Statement of Stockholders' Equity for the nine
         months ended September 30, 2003 (unaudited)                      3

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2003 and 2002 (unaudited)                    4

         Notes to Unaudited Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      22

Item 4.  Controls and Procedures                                         23


Part II. Other Information
________ _________________

Item 1.  Legal Proceedings                                               24
Item 2.  Changes in Securities and Use of Proceeds                       24
Item 3.  Defaults Upon Senior Securities                                 24
Item 4.  Submission of Matters to a Vote of Security Holders             24
Item 5.  Other Information                                               24
Item 6.  Exhibits and Reports on Form 8-K                                24

Signatures                                                               25


                 FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (In thousands, except share data)
                               (Unaudited)

                                                 September 30,    December 31,
                                                     2003            2002
                                                _______________  ______________
ASSETS

Cash and cash equivalents                              $ 73,449     $  44,493
Investment securities held to maturity                   89,473       114,471
Federal Home Loan Bank stock                              5,153         5,064
Loans receivable, net                                   490,828       483,468
Accrued interest receivable                               3,918         4,380
Real estate acquired in settlement of loans, net            924           320
Office  properties and  equipment, net                   14,492        10,690
Prepaid expenses and other assets                        17,573        17,010
                                                        -------       -------
     TOTAL ASSETS                                      $695,810      $679,896
                                                        =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                               $572,897      $568,762
Federal Home Loan Bank advances                          43,522        38,610
Advance payments by borrowers for
  taxes and insurance                                       513           760
Other liabilities                                         5,319         2,498
                                                        -------       -------
     Total liabilities                                 $622,251      $610,630
                                                        -------       -------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 shares
  authorized, none issued
Common stock, $.01 par value, 20,000,000 shares
  authorized, 5,153,751 shares issued, 2,663,943 and
  2,687,359 shares outstanding at September 30, 2003
  and December 31, 2002, respectively                        52            52
Additional paid-in capital                               52,688        52,040
Employee stock benefit plans                             (1,136)       (1,551)
Retained earnings-substantially restricted               71,452        67,043
                                                        -------       -------
                                                        123,056       117,584
Treasury stock, at cost, 2,489,808 and
  2,466,392 shares at September 30, 2003 and
  December 31, 2002, respectively                       (49,497)      (48,318)
                                                        -------       -------
     Total stockholders' equity                          73,559        69,266
                                                        -------       -------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                            $695,810      $679,896
                                                        =======       =======

See notes to unaudited consolidated financial statements.

                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                     _________________________________________
                                        2003     2002         2003     2002
                                      ________ _________  _________ _________
INTEREST INCOME:
  Loans receivable                     $8,450   $ 9,267    $25,842   $27,756
  Investment securities:
    Taxable                               702     1,571      2,579     4,771
    Nontaxable                            143        72        362       212
  Other                                   180       160        498       676
                                        -----    ------     ------    ------
     Total interest income              9,475    11,070     29,281    33,415
                                        -----    ------     ------    ------


INTEREST EXPENSE:
  Deposits                              3,459     4,679     11,247    15,065
  Other borrowings                        340       443      1,058     1,810
                                        -----    ------     ------    ------
     Total interest expense             3,799     5,122     12,305    16,875
                                        -----    ------     ------    ------
NET INTEREST INCOME                     5,676     5,948     16,976    16,540
PROVISION FOR LOAN LOSSES                 204       247        619       983
                                        -----    ------     ------    ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES             5,472     5,701     16,357    15,557
                                        -----    ------     ------    ------
NONINTEREST INCOME:
  Deposit fee income                      667       611      1,869     1,747
  Earnings on life insurance policies     211       224        637       662
  Gain on sale of loans                   600       181      1,512       555
  Appreciation of contributed assets       --        --        414        --
  Other                                   383       307      1,117       906
                                        -----    ------     ------    ------
    Total noninterest income            1,861     1,323      5,549     3,870
                                        -----    ------     ------    ------

NONINTEREST EXPENSES:
  Salaries and employee benefits        2,639     2,142      7,642     6,329
  Net occupancy expense                   484       337      1,371       945
  Data processing                         433       322      1,225       978
  Professional fees                        67       102        261       279
  Advertising and public relations        170       130        513       373
  Postage and supplies                    165       141        468       392
  Contributions                             4        41        523       113
  Other                                   585       402      1,571     1,194
                                        -----    ------     ------    ------
    Total noninterest expenses          4,547     3,617     13,574    10,603
                                        -----    ------     ------    ------

INCOME BEFORE INCOME TAXES              2,786     3,407      8,332     8,824
INCOME TAX PROVISION                      914     1,183      2,589     3,010
                                        -----    ------     ------    ------
NET INCOME                             $1,872   $ 2,224    $ 5,743   $ 5,814
                                        =====    ======     ======    ======
EARNINGS PER SHARE:
  Basic                                $ 0.73   $  0.84    $  2.26   $  2.11
                                        =====    ======     ======    ======
  Diluted                              $ 0.69   $  0.81    $  2.15   $  2.03
                                        =====    ======     ======    ======
  Cash Dividends Declared              $ 0.18   $  0.14    $  0.50   $  0.38
                                        =====    ======     ======    ======
See notes to unaudited consolidated financial statements.

                                    FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                       (In thousands, except share data)
                                                  (Unaudited)

                                         Issued
                                      Common Stock                  Employee                  Treasury Stock
                                   ___________________ Additional    Stock               ________________________    Total
                                                        Paid-In     Benefit    Retained                           Stockholders'
                                     Shares    Amount   Capital      Plans     Earnings     Shares       Amount      Equity
                                   __________ ________ __________ __________ ___________ ____________ ___________ _____________
Balance, December 31,  2002         5,153,751     $52   $52,040     $(1,551)    $67,043    2,466,392    $(48,318)    $69,266

Net income                                                                        5,743                                5,743

Release of ESOP shares                                      609         312                                              921

Tax effect of stock
  compensation plan                                          28                                                           28

Treasury shares reissued due to
  exercise of stock options                                 (24)                             (55,284)      1,089       1,065

Purchase of treasury stock,
  at cost                                                                                     83,700      (2,367)     (2,367)

MRP shares                                                   35         103                   (5,000)         99         237

Dividends paid                                                                   (1,334)                              (1,334)
                                    ---------    ----    ------      ------     -------    ---------     -------      ------
Balance, September 30, 2003         5,153,751   $  52   $52,688     $(1,136)    $71,452    2,489,808    $(49,497)    $73,559
                                    =========    ====    ======      ======      ======    =========     =======      ======

See notes to unaudited consolidated financial statements.

                  FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                Nine Months Ended September 30,
                                                ______________________________
                                                            2003       2002
                                                           ______    _______

OPERATING ACTIVITIES:
  Net income                                               $5,743    $5,814
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                                   619       983
  Provision for real estate losses                             34        16
  Deferred tax (benefit) provision                            (29)        1
  Federal Home Loan Bank stock dividends                      (89)     (111)
  Loss on disposition of office properties and equipment       90        --
  Loss (gain) on sale of repossessed assets, net                5        (4)
  Originations of loans held for sale                    (107,100)  (41,710)
  Proceeds from sales of loans                            113,441    43,027
  Gain on sale of loans originated to sell                 (1,512)     (555)
  Depreciation                                                842       578
  Accretion of deferred loan fees, net                       (350)     (464)
  Release of ESOP shares                                      921       757
  MRP compensation expense                                     38        --
  Bank owned life insurance earnings                         (637)     (662)
  Changes in operating assets and liabilities:
    Accrued interest receivable                               462      (152)
    Prepaid expenses and other assets                          79      (156)
    Other liabilities                                          77      (454)
                                                           ------    ------
    Net cash provided by operating activities              12,634     6,908
                                                           ------    ------

INVESTING ACTIVITIES:
  Purchases of investment securities held to maturity    (245,963)  (93,057)
  Proceeds from maturities/calls of investment
    securities held to maturity                           273,961    87,585
  Loan originations, net of repayments                    (13,705)  (12,789)
  Proceeds from sales of repossessed assets                   599       650
  Proceeds from sales of office properties
    and equipment                                              38        --
  Purchases of office properties and equipment             (4,772)   (2,119)
                                                          -------   -------
    Net cash provided by (used in) investing activities    10,158   (19,730)
                                                          -------   -------

                                                                 (Continued)

                   FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                Nine Months Ended September 30,
                                                _______________________________
                                                               2003       2002
                                                            _________ _________
FINANCING ACTIVITIES:
  Net increase in deposits                                     4,135    13,305
  Advances from FHLB                                          20,000    14,000
  Repayment of advances from FHLB                            (15,088)  (30,020)
  Net decrease in advance payments
    by borrowers for taxes & insurance                          (247)     (266)
  Purchase of treasury stock                                  (2,367)   (8,411)
  Reissued treasury stock                                      1,065       277
  Dividends paid                                              (1,334)   (1,094)
                                                             -------   -------
    Net cash provided by (used in) financing activities        6,164   (12,209)
                                                             -------   -------
Net increase (decrease) in cash and cash equivalents          28,956   (25,031)


CASH AND CASH EQUIVALENTS:
  Beginning of period                                         44,493    72,311
                                                              ------    ------
  End of period                                              $73,449   $47,280
                                                              ======    ======

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                               $12,379   $17,203
                                                              ======    ======
      Income taxes                                           $ 2,489   $ 2,936
                                                              ======    ======

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
  Real estate and other assets acquired in settlement of
    loans                                                    $ 1,714   $   756
                                                              ======    ======
  Loans to facilitate sales of real estate owned             $   456   $   272
                                                              ======    ======
  Investment securities traded, recorded in
    investments not yet settled in cash                      $ 3,000   $ 1,970
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

The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, contained in the Corporation's 2002 Annual Report to Stockholders.

Certain amounts in the September 30, 2002, unaudited consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2003.

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

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS 149 did not have a material effect on the financial statements of the Corporation.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS 150 did not have a material effect on the financial statements of the Corporation.

Note 3 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2003 and 2002 were as follows:

                                     Three months ended      Nine months ended
                                       September 30,           September 30,
                                   ____________________________________________
                                      2003        2002        2003        2002
                                   _________   _________   _________   _________
Basic weighted - average shares    2,552,917   2,635,219   2,546,581   2,756,135
Effect of dilutive securities        153,486     110,849     128,019     101,569
                                   ---------   ---------   ---------   ---------
Diluted weighted - average shares  2,706,403   2,746,068   2,674,600   2,857,704
                                   =========   =========   =========   =========


Note 4 - Declaration of Dividends

At their meeting on August 25, 2003, the Board of Directors declared an $0.18 (eighteen cent) per share cash dividend on the common stock of the Corporation. The cash dividend was paid on September 24, 2003 to the stockholders of record at the close of business on September 9, 2003.

Note 5 - Investment Securities

Investment securities consisted of the following (in thousands):

                                          September 30, 2003
                                        _________________________
                                         Amortized       Fair
                                           Cost          Value
Held-to-Maturity                        __________   ____________
Municipal securities                      $12,938       $13,175
U.S. Government and Agency obligations     56,535        56,599
Certificates of deposit                    20,000        20,000
                                           ------        ------
                                          $89,473       $89,774
                                           ======        ======
Note 6 - Loans Receivable

Loans receivable consisted of the following (in thousands):

                                   September 30, 2003    December 31, 2002
                                 _____________________  ___________________

First mortgage loans:
  One-to four-family residences           $257,986            $289,106
  Commercial                                73,185              64,888
  Multifamily                               10,479               5,821
  Other properties                           1,940               1,735
  Construction                              74,044              49,144
  Less:
    Unearned discounts                        (140)               (178)
    Undisbursed loan funds                 (29,522)            (20,618)
    Deferred loan fees, net                   (878)             (1,414)
                                           -------             -------
      Total first mortgage loans           387,094             388,484
Consumer and other loans:
  Commercial                                32,301              28,213
  Automobile                                22,751              22,570
  Consumer                                   9,654               7,741
  Home equity and second mortgage           33,971              31,670
  Savings                                    2,328               2,158
  Other                                      4,216               3,907
  Deferred loan costs, net                     254                 254
                                           -------             -------
      Total consumer and other loans       105,475              96,513
                                           -------             -------
  Allowance for loan losses                 (1,741)             (1,529)
                                           -------             -------
    Loans receivable, net                 $490,828            $483,468
                                           =======             =======

Nonaccrual loans at September 30, 2003 were $4.5 million. All loans 90 days or more past due and certain restructured loans are recorded as nonaccrual.

A summary of the activity in the allowance for loan losses is as follows (in thousands):

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                 ______________________ _____________________
                                      2003       2002        2003      2002
                                 ____________ _________ ___________ _________
Balance at beginning of period       $1,717     $1,458      $1,529     $923
  Provisions for estimated losses       204        247         619      983
  Recoveries                             13         25          54       63
  Other                                  --         --          --       35
  Losses charged off                   (193)      (648)       (461)    (922)
                                      -----      -----       -----    -----
Balance at end of period             $1,741     $1,082      $1,741   $1,082
                                      =====      =====       =====    =====


Losses charged off in the three months ended September 30, 2003 decreased $455,000 from $648,000 for the three months ended September 30, 2002, to $193,000 for the same period in 2003. Losses charged off in the nine months ended September 30, 2003 decreased $461,000 from $922,000 for the nine months ended September 30, 2002 to $461,000 for the same period in 2003. The decrease in the level of charge-offs for the three and nine month periods was primarily the result of a $450,000 charge-off on a single commercial real estate loan in 2002.

Note 7 - Stock Option Plan

At September 30, 2003, the Corporation had one stock option plan in effect covering key employees and directors. The plan is more fully described in the Notes to Consolidated Financial Statements included in the Corporation's 2002 Annual Report to Stockholders. The Corporation accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee or director compensation cost is recognized in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:


                                Three Months Ended    Nine Months Ended
                                  September 30,          September 30,
                               _____________________ ____________________
                                    2003     2002      2003      2002
                               __________ __________ ________ ___________
Net income (in thousands):
  As reported                     $1,872    $2,224    $5,743    $5,814
  Proforma                         1,865     2,217     5,727     5,791
Earnings per share:
  Basic, as reported               $0.73     $0.84     $2.26     $2.11
  Basic, proforma                   0.73      0.84      2.25      2.10
  Diluted, as reported              0.69      0.81      2.15      2.03
  Diluted, proforma                 0.69      0.81      2.14      2.03


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

    General. At September 30, 2003, the Corporation's assets amounted to $695.8 million as compared to $679.9 million at December 31, 2002. The $15.9 million or 2.3% increase was primarily due to an increase of $29.0 million or 65.1% in cash and cash equivalents, an increase of $7.4 million or 1.5% in net loans receivable, and an increase of $3.8 million or 35.6% in office properties and equipment. The increase in office properties and equipment was primarily due to the new corporate headquarters building and furnishings in north Harrison, Arkansas. The building was under construction at December 31, 2002 and was completed in June 2003. Such increases were partially offset by a $25.0 million or 21.8% decrease in investment securities held to maturity. The funds available from the proceeds of matured or called investment securities held to maturity and the increase in deposits and FHLB advances were temporarily invested in cash and cash equivalents and used to fund loan growth. Liabilities increased $11.6 million or 1.9% to $622.2 million at September 30, 2003 compared to $610.6 million at December 31, 2002. The increase in liabilities was primarily due to an increase of $4.1 million or 0.7% in deposits and an increase of $4.9 million or 12.7% in advances from the Federal Home Loan Bank of Dallas ("FHLB of Dallas"). Stockholders' equity amounted to $73.6 million or 10.6% of total assets at September 30, 2003 compared to $69.3 million or 10.2% of total assets at December 31, 2002.

    Loans Receivable.  Net loans receivable increased by
$7.4 million, or 1.5%, to $490.8 million at September 30,
2003 from $483.5 million at December 31, 2002. The increase in net loans receivable was comprised mainly of increases in commercial real estate loans of $8.3 million, multifamily real estate loans of $4.7 million, construction loans, net
of undisbursed funds, of $16.0 million, consumer loans of $4.9 million, and commercial loans of $4.1 million. Such increases were partially offset by a decrease in one- to
four- family residential loans of $31.1 million.   In recent
years, the Bank has placed an increased emphasis on commercial real estate lending, construction lending, commercial lending and consumer lending to diversify its loan portfolio, increase the average yield on its loan portfolio, expand its operations and provide greater opportunities to cross-sell its products. Such lending generally carries a higher degree of risk of uncollectibility.

    Loan originations for the nine month period ended September 30, 2003 consisted of $164.2 million in one- to four- family residential loans, $103.6 million of which were originated for sale in the secondary market, $6.0 million in multifamily residential loans, $30.3 million in commercial real estate loans, $17.4 million in commercial loans, $66.5 million in construction loans and $43.3 million in consumer installment loans, of which $19.3 million consisted of home equity loans and $12.3 million consisted of automobile loans. Of the $66.5 million in construction loan originations, $60.5 million was advanced for residential construction and $6.0 million was advanced for non-residential construction.

    Asset Quality. The following table sets forth the amounts and categories of the Bank's nonperforming assets at dates indicated.

                                       September 30, 2003   December 31, 2002
                                      ____________________ ___________________
                                               (Dollars in Thousands)

Nonaccrual loans:
  One- to four-family residential               $2,763          $2,184
  Multi-family residential                          --              --
  Construction loans                                --              --
  Commercial real estate                           592             124
  Commercial loans                                 663             245
  Consumer loans                                   511             175
                                                 -----           -----
    Total nonaccrual loans                       4,529           2,728
                                                 -----           -----

Restructured loans                               3,845           4,219
Repossessed assets                                  46              41
Real estate owned                                  924             320
                                                 -----           -----
    Nonperforming assets                        $9,344          $7,308
                                                 =====           =====

Total nonaccrual and restructured
  loans as a percentage of total loans
  receivable                                      1.60%           1.37%
                                                  ====            ====
  Total nonperforming assets as a
    percentage of total assets                    1.34%           1.07%
                                                  ====            ====


    The increase in nonaccrual loans is attributable to two unrelated borrowers with loan balances totaling approximately $1.8 million. The Bank does not expect to incur losses on these loans based on the estimated value of the collateral properties. As a result, no specific valuation allowance has been recorded for these loans.

    Allowance for Loan Losses. The allowance for loan losses was $1.7 million or 0.33% of total loans at September 30, 2003, compared to $1.5 million or .30% of total loans at December 31, 2002. Nonperforming assets, consisting of nonaccrual and restructured loans and repossessed assets, amounted to $9.3 million or 1.34% of total assets at September 30, 2003, compared to $7.3 million
or 1.07% of total assets at December 31, 2002.   The allowance for loan losses
includes $232,000

and $625,000 in allowances allocated to specific loans as of September 30, 2003 and December 31, 2002, respectively.

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

    In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan portfolio. In the event the local or national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral-dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

    Although we consider the allowance for loan losses of $1.7 million adequate to cover losses inherent in our loan portfolio at September 30, 2003, no assurance can be given that we will not sustain loan losses that are significantly different from the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

    Investment Securities. Investment securities, all of which were classified as held to maturity, amounted to $89.5 million as of September 30, 2003, compared to $114.5 million as of December 31, 2002. During the first nine months of 2003, investment securities totaling $249.0 million were purchased and $274.0 million matured or were called, resulting in a net decrease of $25.0 million or 21.8%. The composition of the change in investment securities held to maturity from December 31, 2002 to September 30, 2003 was a decrease in U.S. government agency securities of $8.9 million, a decrease in certificates of deposit of $20.3 million, and an increase in municipal securities of $4.2 million.

    Deposits. Deposits at September 30, 2003 amounted to $572.9 million, an increase of $4.1 million or 0.7% from the December 31, 2002 balance of $568.8 million. The Bank does not advertise for deposits outside of its primary market area of Northcentral and Northwest Arkansas. The Bank continued to experience a change in the mix of deposits due to the current low interest rate environment. The primary components of the change in deposits during the first nine months of 2003 were increases in money market accounts of $27.2 million and checking accounts of $10.6 million and a decrease in certificates of deposit of $34.9 million.

    Borrowed Funds. Borrowed funds, which consist entirely of FHLB of Dallas advances, increased by $4.9 million or 12.7% to $43.5 million at September 30, 2003 from $38.6 million at December 31, 2002. The Bank is continuing to obtain advances to take advantage of the current low interest rate environment and extend the maturity of the portfolio.

    Stockholders' Equity. Stockholders' equity increased $4.3 million to $73.6 million at September 30, 2003 from $69.3 million at December 31, 2002. The increase in stockholders' equity was primarily due to net income of $5.7 million resulting from continued profitable operations and the issuance of 55,284 shares of treasury stock totaling $1.1 million as a result of the exercise of stock options. Such increase was partially offset by the purchase of 83,700 shares of treasury stock totaling $2.4 million in connection with the Corporation's stock repurchase plan and, to a lesser extent, the payment of cash dividends aggregating $1.3 million.

Average Balance Sheets

    The following table sets forth certain information relating to the Corporation's average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at September 30, 2003. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented and outstanding balances at September 30, 2003. Average balances are based on daily balances during the period.

                     September
                        30,          Three Months Ended September 30,                            Nine Months Ended September 30,
                               ________________________________________________ __________________________________________________

                       2003               2003                    2002                    2003                      2002
                     _________ _______________________ ________________________  _________________________ _______________________
                                               Average                  Average                   Average                  Average
                                Average         Yield/ Average           Yield/  Average           Yield/  Average          Yield/
                     Yield/Cost Balance Interest Cost  Balance  Interest  Cost   Balance  Interest  Cost   Balance Interest  Cost
                     __________ _______ ________ _____ _______  ________ ______  _______  ________ ______  _______ ________ ______

                               (Dollars in Thousands)              (Dollars in Thousands)

Interest-earning assets:
  Loans receivable(1)     6.80% $492,229 $8,450  6.87%  $486,747  $9,267  7.62%  $489,302  $25,842  7.04% $479,655  $27,756  7.72%
  Investment
    securities(2)         4.33    77,684    845  4.35    111,848   1,643  5.87     94,037    2,941  4.17   109,033    4,983  6.09
  Other interest-
    earning assets         .89    78,404    180   .92     38,778     160  1.65     63,425      498  1.05    54,686      676  1.65
                                 -------  -----          -------  ------          -------   ------         -------   ------
    Total interest-
      earning assets      5.89   648,317  9,475  5.85    637,373  11,070  6.95    646,764   29,281  6.04   643,374   33,415  6.92
Noninterest-earning
  assets                          47,225                  38,337                   44,834                   37,818
                                 -------                 -------                  -------                  -------
    Total assets                $695,542                $675,710                 $691,598                 $681,192
                                 =======                 =======                  =======                  =======
Interest-bearing
  liabilities:
  Deposits                2.37   573,593  3,549  2.41   $570,145   4,679  3.28    571,403   11,247  2.62  $565,682   15,065  3.55
  Other borrowings        3.04    44,886    340  3.04     31,801     443  5.57     44,280    1,058  3.19    39,762    1,810  6.07
                                 -------  -----          -------  ------          -------  -------         -------   ------
    Total interest-
      bearing liabilities 2.42   618,479  3,799  2.46    601,946   5,122  3.40    615,683   12,305  2.66   605,444   16,875  3.72
Noninterest-bearing
  liabilities                      3,560                   4,165                    3,896                    4,661
                                 -------                 -------                  -------                  -------
    Total liabilities            622,039                 606,111                  619,579                  610,105
Stockholders' equity              73,503                  65,599                   72,019                   71,087
                                 -------                 -------                  -------                  -------
    Total liabilities and
      stockholders'equity       $695,542                $675,710                 $691,598                 $681,192
                                 =======                 =======                  =======                  =======
                                          -----                    -----                    ------                   ------
Net interest income                      $5,676                   $5,948                   $16,976                  $16,540
                                          =====                    =====                    ======                   ======
Net earning assets              $ 29,838                 $35,427                  $31,081                 $37,930
                                  ======                  ======                   ======                  ======
Interest rate spread      3.47%                  3.39%                    3.55%                     3.38%                    3.20%
                          ====                   ====                     ====                      ====                     ====
Net interest margin                              3.50%                    3.73%                     3.50%                    3.43%
                                                 ====                     ====                      ====                     ====
Ratio of interest-earning
  assets to interest-
  bearing liabilities                          104.82%                  105.89%                   105.05%                  106.26%
                                               ======                   ======                    ======                   ======
________________
(1)  Includes nonaccrual loans.
(2)  Includes FHLB of Dallas stock.

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


                                        Three Months Ended September 30,                Nine Months Ended September 30,
                                                2003 vs. 2002                                    2003 vs. 2002
                                 ____________________________________________ ________________________________________________
                                       Increase (Decrease)                            Increase (Decrease)
                                              Due to                                       Due to
                                 ________________________________             __________________________________

                                                                      Total                                           Total
                                                           Rate/    Increase                              Rate/      Increase
                                   Volume      Rate       Volume   (Decrease)    Volume        Rate      Volume     (Decrease)
                                 __________ ___________ _________ _____________ ___________ ___________ _________ ____________
                                               (In Thousands)                                    (In Thousands)
Interest income:
  Loans receivable..............     $104      $(911)      $(10)      $(817)      $558      $(2,424)      $(48)      $(1,914)
  Investment securities.........     (502)      (426)       130        (798)      (685)      (1,573)       216        (2,042)
  Other interest-earning assets.      164        (71)       (73)         20        108         (246)       (40)         (178)
    Total interest-earning           ----     ------        ---      ------        ---       ------        ---        ------
      assets....................     (234)    (1,408)        47      (1,595)       (19)      (4,243)       128        (4,134)

Interest expense:
  Deposits......................       28      (1,241)       (7)     (1,220)       152       (3,930)       (40)       (3,818)
  Other borrowings..............      182        (201)      (84)       (103)       206         (861)       (97)         (752)
                                     ----      ------       ---      ------       ----       ------       ----        ------
    Total interest-bearing
      liabilities...............      210      (1,442)      (91)     (1,323)       358       (4,791)      (137)       (4,570)
                                     ----      ------       ---      ------       ----       ------       ----        ------
Net change in net interest income   $(444)    $    34      $138     $  (272)     $(377)     $   548     $  265       $   436
                                     ====      ======       ===      ======       ====       ======      =====        ======

Results of Operations for the Three Months Ended September
30, 2003 and 2002

    General. The Corporation reported net income of $1.9 million during the three months ended September 30, 2003 compared to net income of $2.2 million for the same period in 2002. The decrease of $352,000 in net income in the 2003 period compared to the same period in 2002 was primarily due an increase in noninterest expense and a decrease in net interest income, which were offset by an increase in noninterest income and decreases in the provisions for loan losses and income taxes. Net interest income decreased from $5.9 million for the three months ended September 30, 2002 to $5.7 million for the same period in 2003. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread and net interest margin decreased to 3.39% and 3.50%, respectively, for the 2003 three month period compared to 3.55% and 3.73%, respectively, for the 2002 three month period. The decreases in the interest rate spread and net interest margin were primarily the result of declining interest rates and an increase in the Bank's position in lower-yielding short-term investments resulting from proceeds of called bonds. The decline in interest rates resulted in a 110 basis point reduction in the yield on interest-earning assets and a 94 basis point reduction in the cost of interest-bearing liabilities from the three month period ended September 30, 2002 to the three month period ended September 30, 2003. These and other significant fluctuations in operations are discussed below.

    Interest Income. Interest income amounted to $9.5 million for the three months ended September 30, 2003 compared to $11.1 million for the same period in 2002. The decrease of $1.6 million or 14.4% was primarily due to decreases in the average yields earned on net loans receivable, investment securities, and other interest earning assets, primarily overnight funds, and a decrease in the average balance of investment securities. The average yield on interest earning assets decreased 110 basis points from 6.95% for the three months ended September 30, 2002 to 5.85% for the three months ended September 30, 2003, primarily as a result of the declining level of interest rates.

    Interest Expense. Interest expense decreased $1.3 million or 25.8% to $3.8 million for the three months ended September 30, 2003 compared to $5.1 million for the same period in 2002. Such decrease was primarily due to a decrease in the interest rates paid on deposits and FHLB of Dallas advances. The decrease in the interest rates paid on deposits was primarily the result of maturing certificates and variable interest bearing accounts being repriced to lower interest rates. The average cost of deposits decreased 87 basis points from 3.28% for the three months ended September 30, 2002 to 2.41% for the three months ended September 30, 2003, primarily as a result of the declining level of interest rates.

    Provision for Loan Losses. The provision for loan losses amounted to $204,000 for the three months ended
September 30, 2003 compared to $247,000 for the same period in 2002.

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

    Noninterest Income. Noninterest income increased $538,000 or 40.7% to $1.9 million for the three months ended September 30, 2003 compared to $1.3 million for the three months ended September 30, 2002. The increase in noninterest income for the three month comparable periods ended September 30 was primarily due to an increase of $419,000 in gain on sale of mortgage loans. Gain on sale of mortgage loans increased due to increased secondary market activity compared to last year due to continued low mortgage loan interest rates. Originations of loans for sale in the secondary market amounted to $42.1 million for the quarter ended September 30, 2003, compared to $19.9 million for the quarter ended September 30, 2002. Proceeds from loan sales increased from $16.0 million for the quarter ended September 30, 2002 to $44.3 million for the quarter ended September 30, 2003.

     Noninterest Expense. Noninterest expense increased
$930,000 or 25.7% between the 2002 and 2003 three month periods ended September 30. Such increase was primarily due to increases in salaries and employee benefits, net occupancy expense, data processing expense and other noninterest expenses.

     The increase of $497,000 in salaries and employee benefits was primarily composed of a $279,000 increase in compensation expense due to an increase in personnel as well as salary and merit increases, a $19,000 increase in related payroll taxes, a $94,000 increase in the employee stock ownership plan expense as a result of the increase in the average stock price of the Corporation's common stock, and a $147,000 increase in the required contribution to the multiemployer pension plan.

     The $147,000 increase in net occupancy expense was primarily due to a general increase in office properties and equipment related to the overall growth of the Bank. Depreciation expense increased $103,000, repairs and maintenance increased $18,000, and utilities expense increased $16,000. New locations were opened during 2003, including the new corporate headquarters in June and the new Bentonville office in August.

     Data processing expense increased $111,000 between the three month periods ended September 30 due to growth and additional product and service offerings.

     Other noninterest expense increased $149,000, the largest component of which was an increase in fees paid to consultants of $115,000. The increase is mainly attributable to fees paid to the overdraft program consultant resulting from increased fee income and fees paid to a consulting firm related to preparation for internal control assertion and attestation under the new requirements of the Sarbanes-Oxley Act of 2002.

    Income Taxes. Income taxes amounted to $914,000 and $1,183,000 for the three months ended September 30, 2003 and 2002, respectively, resulting in effective tax rates of 32.8% and 34.7%, respectively. The decrease in the income tax provision was due primarily to a decrease in taxable income. The decrease in the effective tax rate resulted primarily from the tax benefit resulting from employees' exercise of stock options.

Results of Operations for the Nine Months Ended September
30, 2003 and 2002

    General. The Corporation reported net income of $5.7 million during the nine months ended September 30, 2003 compared to net income of $5.8 million for the same period in 2002. The decrease of $71,000 in net income in the 2003 period compared to the same period in 2002 was primarily due to an increase in noninterest expenses, which were offset by increases in net interest income and noninterest income and decreases in the provision for loan losses and income taxes. Net interest income increased $436,000 from $16.5 million for the nine months ended September 30, 2002 to $17.0 million for the same period in 2003. The Corporation's interest rate spread and net interest margin increased to 3.38% and 3.50%, respectively, for the 2003 nine month period compared to 3.20% and 3.43%, respectively, for the 2002 nine month period. The increases in the interest rate spread and net interest margin were primarily the result of declining interest rates and the Bank's liability-sensitive position. The decline in interest rates resulted in a 106 basis point reduction in the cost of interest-bearing liabilities to 2.66% for nine months ended September 30, 2003 compared to 3.72% for the nine months ended September 30, 2002.

    Interest Income. Interest income amounted to $29.3 million for the nine months ended September 30, 2003 compared to $33.4 million for the same period in 2002. The decrease of $4.1 million was primarily due to a decrease in the average yield earned on net loans receivable, investment securities and other interest earning assets, primarily overnight funds, and a decrease in the average balance of investment securities, which were partially offset by an increase in the average balance of net loans receivable.
The average yield on interest earning assets decreased 88 basis points from 6.92% for the nine months ended September 30, 2002 to 6.04% for the nine months ended September 30, 2003, primarily as a result of the declining level of interest rates.

    Interest Expense. Interest expense decreased $4.6 million or 27.1% to $12.3 million for the nine months ended September 30, 2003 compared to $16.9 million for the same period in 2002. Such decrease was primarily due to a decrease in the interest rates paid on deposits and FHLB of Dallas advances. The decrease in the interest rates paid on deposits was primarily the result of maturing certificates and variable interest bearing accounts being repriced to lower interest rates. The average cost of deposits decreased 93 basis points from 3.55% for the nine months ended September 30, 2002 to 2.62% for the nine months ended September 30, 2003, primarily as a result of the declining level of interest rates.

    Provision for Loan Losses. Provision for loan losses amounted to $619,000 for the nine months ended September 30,
2003 compared to $983,000 for the same period in 2002.   The
decrease in the provision for loan losses was due to an estimated loss on a single commercial real estate loan of approximately $415,000 recorded in the nine months ended September 30, 2002.

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

    Noninterest Income. Noninterest income increased $1.7 million or 43.4% to $5.5 million for the nine months ended
September 30, 2003 compared to $3.9 million for the nine months ended September 30, 2002. The increase in noninterest income for the nine month comparable periods ended September 30 was primarily due to an increase of $957,000 in gain on sale of mortgage loans and the appreciation of contributed assets of $414,000.

    Gain on sale of mortgage loans increased due to increased secondary market activity compared to last year due to continued low mortgage loan interest rates.
Originations of loans for sale in the secondary market amounted to $41.7 million for the nine months ended
September 30, 2002, compared to $107.1 million for the nine months ended September 30, 2003. Proceeds from loan sales increased from $43.0 million for the nine months ended
September 30, 2002 to $113.4 million for the nine months ended September 30, 2003.

    The appreciation of contributed assets was recorded in connection with an adjustment of the carrying value of donated real estate to estimated fair value. A corresponding expense in the amount of $414,000 was also recorded and is included in the balance of contributions expense. The effect of this contribution is further described below.

     Noninterest Expense. Noninterest expense increased $3.0 million or 28.0% between the 2002 and 2003 nine month periods ended September 30. Such increase was primarily due to increases in salaries and employee benefits, net occupancy expense, data processing expense, contributions expense, and other noninterest expenses.

     The increase of $1.3 million in salaries and employee benefits was primarily composed of a $816,000 increase in compensation expense due to an increase in personnel as well as salary and merit increases, an $80,000 increase in related payroll taxes, a $164,000 increase in the employee stock ownership plan expense as a result of the increase in the average stock price of the Corporation's common stock, a $38,000 increase in the Corporation's management recognition and retention plan ("MRP") compensation expense due to the awarding of 5,000 shares on April 30, 2003, and a $255,000 increase in the required contribution to the multiemployer pension plan. At September 30, 2003, total unearned compensation related to the MRP amounted to $96,000. This amount will be recognized ratably over the period ending April 30, 2007.

     The $426,000 increase in net occupancy expense was due in part to the purchase of furniture and accessories for the new corporate office that opened June 2, 2003. Furniture and accessories totaling $120,000 were expensed in the nine months ended September 30, 2003. In addition, depreciation expense increased $253,000 from the nine months ended September 30, 2002 to the same period in 2003 due to a general increase in office properties and equipment related to the overall growth of the Bank.

     Data processing expense increased $247,000 between the nine month periods ended September 30 due to growth and additional product and service offerings.

     Contributions expense increased $410,000, mainly due to the contribution of real estate discussed above, offset by a decrease of $90,000 in other contributions. The $523,000 balance of contributions expense for the nine months ended September 30, 2003, includes the fair value of the donated real estate of $500,000.

     Other noninterest expense increased $377,000, the largest component of which was an increase in fees paid to consultants of $190,000. The increase is mainly attributable to payments to the project manager for furniture and accessory acquisitions related to the new corporate office, fees paid to the overdraft program consultant resulting from increased fee income and fees paid to a consulting firm related to preparation for internal control assertion and attestation under the new requirements of the Sarbanes-Oxley Act of 2002.

    Income Taxes. Income taxes amounted to $2.6 million and $3.0 million for the nine months ended September 30, 2003 and 2002, respectively, resulting in effective tax rates of 31.1% and 34.1%, respectively. The decrease in the income tax provision was due primarily to a decrease in taxable income. The decrease in the effective tax rate resulted primarily from the tax benefit resulting from employees' exercise of stock options.

Liquidity and Capital Resources

    The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank has borrowed from the FHLB of Dallas. At September 30, 2003, the Bank had outstanding advances from the FHLB of Dallas of $43.5 million. Such advances were used in the Bank's normal operating and investing activities.

    As of September 30, 2003, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2003, the Bank's tangible, core and risk-based capital ratios amounted to 9.94%, 9.94% and 16.47%, respectively, compared to applicable requirements of 1.5%, 4.0% and 8.0%, respectively.


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

At September 30, 2003, the Bank's off-balance sheet arrangements principally included lending commitments, which are described below. At September 30, 2003, the Corporation had no interests in non-consolidated special purpose entities.

At September 30, 2003, commitments included:

  * total approved loan origination commitments outstanding amounting to $16.7 million, including $2.9 million of loans committed to sell;
  * rate lock agreements with customers of $3.9 million, all of which have been locked with an investor;
  *    unadvanced portion of construction loans of $29.5 million;
  *    unused lines of credit of $18.8 million;
  *    outstanding standby letters of credit of $1.7 million; and
  * certificates of deposit scheduled to mature in one year or less totaling $188.5 million.

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




















                    CONTROLS AND PROCEDURES

     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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


















                FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

                                 Part II

     Item 1.    Legal Proceedings
                _________________

                Neither the Corporation nor the Bank is
                involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

     Item 2.    Changes in Securities
                _____________________

                Not applicable.

     Item 3.    Defaults Upon Senior Securities
                _______________________________

                Not applicable.

     Item 4.    Submission of Matters to a Vote of Security Holders
                ___________________________________________________

                Not applicable.

     Item 5.    Other Information
                _________________

                None.

     Item 6.    Exhibits and Reports on Form 8-K
                ________________________________

                Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002 (18 U.S.C. 1350)

                Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002 (18 U.S.C. 1350)

                Exhibit 32.1 - Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002 (18 U.S.C. 1350)

                Exhibit 32.2 - Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002 (18 U.S.C. 1350)

                Reports on Form 8-K
                ___________________

                On July 30, 2003, a Form 8-K was filed for the
                Corporation's July 30, 2003 press release that announced results of operations for the quarter ended June 30, 2003.

                On September 26, 2003, a Form 8-K was filed for the Corporation's September 26, 2003 press release that announced the election of a director.


                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.



     Date:  November 3, 2003       By:  /s/Larry J. Brandt
                                        ________________________________
                                        Larry J. Brandt
                                        President/CEO



     Date:  November 3, 2003       By: /s/Sherri R. Billings
                                        ________________________________
                                        Sherri R. Billings
                                        EVP/CFO














