Form 10-K
period 2003-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2004-03-12
CIK 1006424

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes ☒    No ☐

As of June 30, 2003, the aggregate value of the 4,767,226 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 568,660 shares held by directors and officers of the Registrant as a group, was approximately $75.7 million.  This figure is based on the last sales price of $15.88 per share of the Registrant’s Common Stock on June 30, 2003.

Number of shares of Common Stock outstanding as of March 2, 2004:  5,315,256

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the definitive proxy statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14 of this Form 10-K.

PART I.

Item 1.  Business

General

First Federal Bancshares of Arkansas, Inc.  First Federal Bancshares of Arkansas, Inc. (the “Company”) is a Texas corporation organized in January 1996 by First Federal Bank of Arkansas, FA (“First Federal” or the “Bank”) for the purpose of becoming a unitary holding company of the Bank.  The only significant assets of the Company are the capital stock of the Bank, the Company’s loan to the Employee Stock Ownership Plan (“ESOP”), and cash.  The business and management of the Company consists of the business and management of the Bank.  The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time.  Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.  At December 31, 2003, the Company had $690.7 million in total assets, $573.6 million in total deposits and $75.1 million in stockholders’ equity.

The Company’s executive office is located at the home office of the Bank at 1401 Highway 62-65 North, Harrison, Arkansas 72601, and its telephone number is (870) 741-7641.

First Federal Bank of Arkansas, FA.  The Bank is a federally chartered stock savings and loan association formed in 1934.  First Federal conducts business from its main office and fourteen full service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties.  First Federal’s deposits are insured by the Savings Association Insurance Fund (“SAIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”), to the maximum extent permitted by law.

The Bank is a community-oriented financial institution offering a wide range of retail and small business deposit accounts, including non-interest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial non-real estate.  Other financial services include investment products offered through PrimeVest® Financial Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, bill payment and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

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

Employees

The Bank had 237 full-time employees and 37 part-time employees at December 31, 2003, compared to 222 full-time employees and 33 part-time employees at December 31, 2002.   None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

Available Information

The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable on or through its website located at www.ffbh.com after filing with the United States Securities and Exchange Commission.

Competition

The Bank faces strong competition both in attracting deposits and making loans.  Its most direct competition for deposits has historically come from other savings associations, community banks, credit unions and commercial banks, including many large financial institutions that have greater financial and marketing resources available to them.  In addition, the Bank has faced additional significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities.  The ability of the Bank to attract and retain savings and certificates of deposit depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.  The Bank’s ability to increase checking deposits depends on offering competitive checking accounts and promoting these products through effective channels.  Additionally, the Bank must offer convenient hours, locations and online services to attract customers.

The Bank experiences strong competition for loans principally from savings associations, community banks, commercial banks and mortgage companies.  The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.  Competition has increased as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Lending Activities

General.  At December 31, 2003, the Bank’s total portfolio of loans receivable (“total loan portfolio”), amounted to $550.2 million or 79.7% of the Company’s total assets.  The Bank has traditionally concentrated its lending activities on   loans collateralized by real estate.  Consistent with such approach, $441.3 million or 80.2% of the Bank’s total loan portfolio consisted of loans collateralized by first mortgage loans at December 31, 2003.

In recent years, the Bank has placed an increased emphasis on commercial real estate lending, construction lending, commercial lending and consumer lending.  The Bank has placed an increased emphasis on these loan types to diversify its loan portfolio, increase the average yield on its loan portfolio, expand its operations and provide greater opportunities to cross-sell its products.  A table is included below that summarizes the changes in the composition of the loan portfolio between December 31, 1999 and December 31, 2003 (dollars in millions):

2003 vs 1999 Increase (Decrease)

Year Ended December 31,

2003

1999

Percentage

Percentage

Amount

Percentage

Amount

of Loans

Amount

of Loans

Real estate loans:
Single-family residential	$(111.8)	(31.0)%	$256.8	46.7%	$368.6	77.7%
Multi-family residential	7.2	1.2	10.0	1.8	2.8	0.6
Commercial real estate	59.1	10.0	85.1	15.5	26.0	5.5
Construction	63.5	10.8	89.3	16.2	25.8	5.4
Total real estate loans	18.0	(9.0)	441.2	80.2	423.2	89.2

Commercial loans	19.5	3.1	33.7	6.1	14.2	3.0

Consumer loans	38.5	5.9	75.3	13.7	36.8	7.8

Total	$76.0	0.0%	$550.2	100.0%	$474.2	100.0%

Loan Composition.  The following table sets forth certain data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Real estate loans:
Single-family residential	$256,796	46.67%	$289,106	57.03%	$330,844	67.85%	$377,341	73.87%	$368,589	77.73%
Multi-family residential	9,998	1.82	5,821	1.15	4,386.90		3,666.72		2,812.59
Commercial real estate	85,129	15.47	66,622	13.14	46,896	9.62	38,085	7.46	26,018	5.49
Construction	89,332	16.24	49,144	9.69	24,842	5.09	24,937	4.88	25,797	5.44
Total first mortgage loans	441,255	80.20	410,693	81.01	406,968	83.46	444,029	86.93	423,216	89.25

Commercial loans	33,672	6.12	28,213	5.57	23,451	4.81	20,239	3.96	14,171	2.99

Consumer loans:
Home equity and second mortgage loans	36,332	6.60	31,670	6.25	24,933	5.11	19,797	3.87	15,009	3.17
Automobile	22,087	4.01	22,570	4.45	20,506	4.20	16,051	3.14	13,205	2.78
Other	16,869	3.07	13,807	2.72	11,781	2.42	10,703	2.10	8,577	1.81
Total consumer loans	75,288	13.68	68,047	13.42	57,220	11.73	46,551	9.11	36,791	7.76

Total loans receivable	550,215	100.00%	506,953	100.00%	487,639	100.00%	510,819	100.00%	474,178	100.00%

Less:
Undisbursed loan funds	(35,181)		(20,618)		(10,144)		(9,126)		(10,437)
Unearned discounts and net deferred loan fees	(657)		(1,338)		(2,078)		(2,697)		(3,011)
Allowance for loan losses	(1,621)		(1,529)		(923)		(691)		(752)
Total loans receivable, net	$512,756		$483,468		$474,494		$498,305		$459,978

Loan Maturity and Interest Rates.  The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Year Through Five Years	After Five Years	Total
	(In Thousands)
Real estate loans:
Single-family residential	$1,024	$8,777	$246,995	$256,796
Multi-family residential	—	4,678	5,320	9,998
Commercial real estate	5,510	49,540	30,079	85,129
Construction	37,700	15,946	35,686	89,332
Commercial loans	17,991	12,949	2,732	33,672
Consumer loans	18,519	51,100	5,669	75,288
Total(1)	$80,744	$142,990	$326,481	$550,215

(1)          Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

The following table sets forth the dollar amount of the Bank’s loans at December 31, 2003 due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In Thousands)
Real estate loans:
Single-family residential	$69,859	$185,913	$255,772
Multi-family residential	9,226	772	9,998
Commercial real estate	79,308	311	79,619
Construction	25,748	25,884	51,632
Commercial loans	14,630	1,051	15,681
Consumer loans	49,052	7,717	56,769
Total	$247,823	$221,648	$469,471

Scheduled contractual maturities of loans do not necessarily reflect the actual term of the Bank’s loan portfolio.  The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments and refinancing.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

Origination, Purchase and Sale of Loans.  The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and policies established by the Bank’s board of directors and management.  Loan originations are obtained from a variety of sources, including realtor referrals, walk-in customers to the Bank’s branch locations, solicitation by loan officers, radio, television and newspaper advertising, and to a lesser extent, through the Bank’s Internet website.  The Bank continually emphasizes its community ties and its practice of quick and efficient underwriting and loan approval processes, made possible in part through the use of automated underwriting software (Loan Prospector).  The Bank believes it provides exceptional personalized service to its customers.  The Bank requires hazard insurance, title insurance, and to the extent applicable, flood insurance on all secured real property.

Applications are initially received by loan officers or from the Bank’s secure website.   Applications received over the Bank’s website are forwarded to loan officers.  To a lesser extent, the Bank does utilize a commercial loan consultant/broker.  This consultant has extensive experience in commercial lending and his fee is negotiated on a loan-by-loan basis by the executive committee of the Bank.  All work performed by the consultant is reviewed by the Executive

Vice President/Chief Lending Officer and the Senior Vice President/Commercial Lending Manager as well as the appropriate loan committee members as described herein.   All loans are subject to review by members of the Bank’s loan committee.   The loan committee is made up of loan officers of the Bank.  Each loan committee member has a designated lending approval authority which is based upon the individual’s expertise in the various lending areas, which include residential loans, consumer loans, commercial real estate loans, and non-real estate commercial loans.  Various members of the loan committee may approve loans based upon an aggregate approval authority by up to three members of the committee.  Larger loans requiring more than three loan committee members also require the additional approval of the President/Chief Executive Offier, Executive Vice President/Chief Operating Officer, or the Executive Vice President/Chief Lending Officer.  Residential loans of  $1,000,000 or more, consumer loans of  $500,000 or more, commercial real estate loans of  $1,000,000 or more, and non-real estate loans of  $500,000 or more require approval by the Bank’s board of directors.  All loans are ratified, subsequent to the loan being closed, by the board of directors.

During 2003 the Bank purchased two commercial loan participations totaling $3.1 million.  No loans were purchased during 2002 or 2001.

To minimize interest rate risk, loans with fixed-rate terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market.  The rights to service such loans are typically sold with the loans.  This allows the Bank to provide its customers competitive long-term fixed-rate mortgage products which are very popular financing products for home buyers in today’s market, while not exposing the Bank to undue interest rate risk.  These loans are originated subject to Fannie Mae and/or Freddie Mac underwriting guidelines and are typically underwritten and validated by a third party prior to loan closing.  The Secondary Market Department of the Bank typically locks and confirms the purchase price of the loan on the day of the loan application which protects the Bank from market price movements and ensures that the Bank will receive a fair and reasonable price on the sale of the respective loan.  Due to the loans being underwritten by a third party, the repurchase risk associated with these loans is substantially assumed by the underwriter.  The Bank believes it has minimal risk of repurchase of these loans based upon the contracts with the specific investors.  This risk typically involves potential early prepayments of the mortgage or an early default of a loan.  In 2003, 2002, and 2001, the Bank was not required to repurchase any loans.  In 2003, 2002, and 2001, the Bank’s loan sales amounted to $130.2 million, $67.4 million, and $60.5 million, respectively.  The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

Set forth below is a table showing the Bank’s originations, sales, purchases, and repayments of loans during the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(In Thousands)

Loans receivable at beginning of period	$506,953	$487,639	$510,819
Loan originations:
Real estate:
Single-family residential	199,984	136,154	129,181
Multi-family residential	6,103	2,756	2,643
Commercial real estate	44,958	31,878	16,713
Construction	94,105	54,504	28,876
Commercial loans	24,646	16,880	14,943
Consumer:
Home equity and second mortgage loans	27,507	24,653	22,884
Automobile	15,245	17,348	18,392
Other	15,029	15,207	11,307
Total loan originations	427,577	299,380	244,939
Loan purchases	3,140
Repayments	(254,015)	(212,166)	(207,059)
Loan sales	(130,169)	(67,350)	(60,452)
Transfers to real estate owned	(1,771)	(1,029)	(717)
Other	(1,500)	479	109
Net loan activity	43,262	19,314	(23,180)
Loans receivable at end of period	$550,215	$506,953	$487,639

Loans-to-One Borrower.  A savings institution generally may not make loans-to-one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  At December 31, 2003, the Bank’s limit on loans-to-one borrower was approximately $10.8 million.  At December 31, 2003, the Bank’s largest loan or group of loans-to-one borrower, including persons or entities related to the borrower, amounted to $ 9.5 million.  Such amount consists of 32 loans, 6 of which are commercial real estate loans totaling $7.2 million and 26 of which are single-family residential loans totaling $2.3 million.  The Bank’s ten largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, including unfunded commitments, totaled $67.9 million at December 31, 2003.  None of these loans were 90 days or more past due at December 31, 2003.

One- to Four-Family Residential Real Estate Loans.  The Bank has historically concentrated its lending activities on the origination of loans collateralized by first mortgage liens on existing one- to four-family residences.  At December 31, 2003, $256.8 million or 46.7% of the Bank’s total loan portfolio consisted of one- to four-family residential real estate loans.   Of the $256.8 million of such loans at December 31, 2003, $185.9 million or 72.4% had adjustable rates of interest (including $75.9 million of seven-year adjustable-rate loans) and $70.9 million or 27.6% had fixed rates of interest.

The Bank currently originates both fixed-rate and adjustable-rate one- to four-family residential mortgage loans.  The Bank’s fixed-rate loans for portfolio are typically originated with maximum terms of fifteen years and are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term.  The Bank does offer fixed-rate loans with terms exceeding fifteen years and such loans are typically sold in the secondary market.  The Bank’s one- to four-family loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies such as Fannie Mae or Freddie Mac.  However, as stated above, such loans with terms of less than fifteen years are generally originated for portfolio while substantially all of such loans with terms of fifteen years or longer are sold in the secondary market.  The Bank’s fixed-rate loans typically include “due on sale” clauses.

The Bank’s adjustable-rate mortgage loans typically provide for an interest rate which adjusts every one-, three-, five- or seven-years in accordance with a designated index plus a margin.  Such loans are typically based on a 15-, 20-, 25- or 30-year amortization schedule.  The Bank generally does not offer below market rates, and the amount of any increase or decrease in the interest rate per one- or three-year period is generally limited to 2%, with a limit of 6% over the life of the loan.  The Bank’s five-year adjustable-rate loans provide that any increase or decrease in the interest rate per period is limited to 3%, with a limit of 6% over the life of the loan.  The Bank’s seven-year adjustable-rate loans provide that any increase or decrease in the interest rate per period is limited to 5% with a limit of 5% over the life of the loan.  The Bank’s adjustable-rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties and do not provide for negative amortization.  The Bank’s adjustable-rate mortgage loans typically include “due on sale” clauses.  Such loans may be converted to a fixed-rate loan at the discretion of the Bank.  The Bank generally underwrites its one- and three-year adjustable-rate loans on the basis of the borrowers’ ability to pay at the rate after the first interest rate adjustment.  Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

The Bank’s residential mortgage loans typically do not exceed 80% of the appraised value of the secured property. However, pursuant to the underwriting guidelines adopted by the board of directors, the Bank may lend up to 97% of the appraised value of the property securing a one- to-four family residential loan with private mortgage insurance to protect the portion of the loan that exceeds 80% of the appraised value.  The Bank may, on occasion, extend a loan up to 90% of the appraised value of the secured property without private mortgage insurance coverage.  However, these exceptions are minimal and are only approved on loans with exceptional credit scores, sizeable asset reserves, or other compensating factors.  At December 31, 2003, the Bank had $1.5 million of nonperforming, single-family residential loans.  See “Asset Quality”.

Multi-Family Residential Real Estate Loans.  The Bank offers mortgage loans for the acquisition and refinancing of multi-family residential properties.  This area of lending continues to be emphasized in order to increase the Bank’s loan portfolio and its interest rate yield.  At December 31, 2003, $10.0 million or 1.8% of the Bank’s total loan portfolio consisted of loans collateralized by existing multi-family residential real estate properties.

The Bank currently originates both fixed- and adjustable- rate multi-family loans.  Fixed-rate loans are generally originated with amortization periods not to exceed 25 years, and typically have balloon periods of three, five or seven years.  Adjustable-rate loans are typically amortized over terms up to 30 years, with interest rate adjustments every five to seven years.  Loan-to-value ratios on the Bank’s multi-family real estate loans are currently limited to 80%.  It is also the Bank’s general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential real estate loans from the principals of the borrower.

Multi-family real estate lending entails significant additional risks as compared with one- to four-family residential property lending.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as regional and economic conditions generally.  At December 31, 2003, the Bank did not have any nonperforming multi-family real estate loans.  See “Asset Quality”.

Commercial Real Estate Loans.  The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties.  At December 31, 2003, $85.1 million or 15.5% of the Bank’s total loan portfolio consisted of loans collateralized by existing commercial real estate properties.   In recent years, the Bank has placed an increased emphasis on this type of lending in order to diversify the Bank’s loan portfolio and increase its interest rate yield.

The majority of the Bank’s commercial real estate loans are collateralized by office buildings, convenience stores, service stations, mini-storage facilities, motels, churches, and small shopping malls and strip centers.  The majority of these loans are collateralized by properties located in the Bank’s market areas.  These loans have increased in the last few years and are underwritten specifically in relation with the type of property being collateralized.  Cash flows and vacancy rates are primary considerations when underwriting loans collateralized by office buildings, mini-storage facilities, motels, etc.  Loans with borrowers that are corporations, limited liability companies, trusts, or other such legal entities are also typically personally guaranteed by the principals of the respective entity.

The Bank’s policy requires real estate appraisals of all properties securing commercial real estate loans by licensed real estate appraisers pursuant to state licensing requirements.  The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project, and the quality of management involved with the property.  The Bank’s commercial real estate loans are typically originated with amortizations not to exceed 20 years, and typically have balloon periods of three-, five-, or seven-year terms.  The Bank has in the past offered a limited number of fixed-rate commercial real estate loans with terms not to exceed fifteen years, subject to then-current interest rate scenarios.  As part of the criteria for underwriting multi-family and commercial real estate loans, the Bank generally prepares a cash flow analysis that includes a vacancy rate projection; expenses for taxes, insurance, maintenance, and repair reserves; and debt coverage ratios.

Commercial real estate lending entails additional risks, as compared to the Bank’s single-family residential property loans. Commercial real estate loans generally involve larger loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate, as well as regional and economic conditions generally.    At December 31, 2003, the Bank had $99,000 of nonperforming commercial real estate loans.  See “Asset Quality”.

Construction Loans.  The Bank originates single-family residential, multi-family, and commercial real estate construction loans.  However, the Bank’s primary emphasis has been residential construction lending.  The Bank’s construction lending activities are typically limited to the Bank’s primary market areas.  At December 31, 2003, construction loans amounted to $89.3 million or 16.2% of the Bank’s total loan portfolio, of which, $62.0 million consisted of one-to four-family residential construction loans, $12.2 million consisted of commercial real estate construction loans, and $15.1 million consisted of  multi-family residential construction loans.  The Bank’s construction loans generally have fixed interest rates and are typically issued for terms of six- to twelve-months. However, the Bank is permitted to originate construction loans with terms up to two years under its loan policy.  This practice is generally limited to larger projects that cannot be completed in the typical six- to twelve-month period.  Construction loans are typically made with a maximum loan-to-value ratio of 80% on an as-completed basis.

The majority of the Bank’s construction loans are made to individual homeowners and local builders and developers for the purpose of constructing one- to four-family residences.  To a lesser but growing extent, construction loans are also

originated for multi-family and commercial properties.   The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any construction loan.  Interest on construction/permanent loans is due upon completion of the construction phase of the loan.  At such time, the loan automatically converts to a permanent loan at the interest rate established at the initial closing of the construction/permanent loan.

The Bank makes construction loans to local builders for the purpose of construction of speculative (or unsold) residential properties, and for the construction of pre-sold single-family homes.  These loans are subject to credit review, analysis of personal and, if applicable, corporate financial statements, and an appraisal of the property to be constructed.  The Bank also reviews and inspects the project prior to the disbursement of funds (draws) during the construction term.  Loan proceeds are disbursed after a satisfactory inspection of the project has been made based upon percentage of completion.  Interest on these construction loans is due upon maturity.  The Bank may extend the term of a construction loan upon payment of interest accrued if the property has not been sold by the maturity date.  The Bank has not experienced any material credit or delinquency problems in this regard.

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

The Bank has attempted to minimize the risks as outlined above by adopting underwriting guidelines that impose stricter loan-to-value ratios and debt service requirements.  In addition, the Bank analyzes each borrower involved in speculative building and limits the principal amount and number of unsold spec homes at any one time with such borrower.  At December 31, 2003, the Bank did not have any nonperforming construction loans.  See “Asset Quality”.

Commercial Loans.  The Bank also offers commercial loans which primarily consist of equipment and inventory loans which are typically cross-collateralized by commercial real estate.  The Bank does not actively market such loans and offers such loans primarily as an accommodation to its present customers.  At December 31, 2003, such loans amounted to $33.7 million or 6.1% of the total loan portfolio.  At December 31, 2003, the Bank had nonperforming commercial loans totaling $131,000.  See “Asset Quality”.

The Bank’s commercial loans are typically originated with fixed interest rates and call provisions between one and five years.  These loans are typically based on a maximum fifteen-year amortization schedule.  To a lesser extent, the Bank does originate interest-only loans and variable-rate loans.

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers while increasing the yield on its overall loan portfolio. The consumer loans offered by the Bank primarily include home equity and second mortgage loans, automobile loans, deposit account secured loans, and unsecured loans.  Consumer loans amounted to $75.3 million or 13.7% of the total loan portfolio at December 31, 2003, of which $36.3 million, $22.1 million and $16.9 million consisted of home equity and second mortgage loans, automobile loans, and other consumer loans, respectively.  The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community-oriented financial institution.

The Bank’s home equity and second mortgage loans are fixed-rate loans with fully-amortized terms of up to fifteen years, or variable-rate interest-only loans with terms up to three years.  The variable-rate loans are typically tied to Wall Street Journal Prime, plus a margin commensurate with the risk as determined by the borrower’s credit score.  Longer-term amortizing loans typically have a balloon feature in five, seven, or ten years.  Although the Bank does not require that it hold the first mortgage on the secured property, the Bank does hold the first mortgage on a significant number of its home equity loans.  The Bank generally limits the total loan-to-value on these mortgages to 90% of the value of the secured property.

The Bank’s automobile loans are typically originated for the purchase of new and used cars and trucks.  Such loans are generally originated with a maximum term of five years.  The Bank does offer extended terms on automobile loans to some customers based upon their creditworthiness.

Other consumer loans consist primarily of deposit account loans and unsecured loans.  Loans secured by deposit accounts are originated for up to 95% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

Consumer loans entail greater risk than do residential first mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At December 31, 2003, the Bank had $564,000 of nonperforming consumer loans.  See “Asset Quality”.

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

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income.  The Bank generally does not accrue interest on loans past due 90 days or more.  Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected.

Real estate properties acquired through foreclosure are initially recorded at fair value less estimated selling costs.  Valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2003, in dollar amounts and as a percentage of the Bank’s total loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	Single-family Residential		Construction		Commercial Real Estate		Commercial		Consumer
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
				(Dollars in Thousands)
Loans delinquent:

30-59 days	$4,003.73%		$721.13%		$1,379.25%		$280.05%		$1,120.20%

60-89 days	841.15		127.02		—	—	1,294.24		293.05

90 days and over	1,537.28		350.06		99.02		131.02		614.11

Total	$6,381		$1,198		$1,478		$1,705		$2,027

The table above includes a $350,000 construction loan and a $50,000 consumer loan which were over 90 days past due at December 31, 2003, but were maintained on accrual status.  These two loans were in the process of being refinanced into a single commercial real estate loan and such refinancing was completed in 2004.

Interest income that would have been recorded under the original terms of the Bank’s nonaccruing loans for the year ended December 31, 2003 amounted to $274,000, and the interest recognized during this period amounted to $112,000.

The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Nonaccrual loans:
Single-family residential	$1,537	$2,184	$2,024	$1,438	$1,203
Multi-family residential	—	—	—	—	—
Construction loans	—	—	350	—	—
Commercial real estate	99	124	269	48	—
Commercial loans	131	245	54	20	23
Consumer loans	564	175	409	140	121
Total nonaccrual loans	2,331	2,728	3,106	1,646	1,347

Restructured loans	1,352	4,219	—	—	—
Real estate owned	822	320	455	261	3,940

Total nonperforming assets	$4,505	$7,267	$3,561	$1,907	$5,287

Total nonaccrual and restructured loans as a percentage of total loans receivable	0.67%	1.37%	0.64%	0.32%	0.28%

Total nonperforming assets as a percentage of total assets	0.65%	1.07%	0.53%	0.27%	0.78%

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At December 31, 2003, the Bank had $4.5 million of classified assets, $4.4 million of which were classified as substandard and $183,000 of which were classified as loss.  In addition, at such date, the Bank had $4.9 million of assets designated as special mention.  Special mention assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based primarily on historical loss experience. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.  Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis.  The Bank considers the characteristics of (1) one- to- four family residential first mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis.  The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type, valuing these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, and economic conditions in the primary market areas.

Estimates of the probability of loan losses involve judgment.  While it is possible that in the near term the Bank may sustain losses which are substantial in relation to the allowance for loan losses, it is the judgment of management that the allowance for loan losses at December 31, 2003, is appropriate and adequate considering the estimated probable losses in the portfolio at such time.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods indicated.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Total loans outstanding at end of period	$550,215	$506,953	$487,639	$510,819	$474,178
Average loans outstanding	$492,492	$481,330	$488,942	$481,112	$447,631
Allowance at beginning of period	$1,529	$923	$691	$752	$771
Charge-offs:
Single-family residential	(73)	(54)	(75)	(28)	(9)
Commercial real estate	—	(56)	—	—	—
Commercial loans	(109)	(415)	(41)	(20)	—
Consumer loans	(496)	(461)	(121)	(40)	(57)
Total charge-offs	(678)	(986)	(237)	(88)	(66)
Recoveries:
Single-family residential	1	6	—	—	—
Commercial real estate	—	2	—	—	—
Consumer loans	79	84	17	27	27
Total recoveries	80	92	17	27	27
Net charge-offs	(598)	(894)	(220)	(61)	(39)
Total provisions for losses	690	1,500	452	—	20
Allowance at end of period	$1,621	$1,529	$923	$691	$752

Allowance for loan losses as a percentage of total loans outstanding at end of period	0.29%	0.30%	0.19%	0.14%	0.16%
Net loans charged-off as a percentage of average loans outstanding	0.12%	0.19%	0.05%	0.01%	0.01%

The increase in the level of charge-offs during 2002 was primarily the result of a $450,000 charge-off on a single commercial loan and increases in charge-offs on automobile loans and account balances related to the Bank’s overdraft protection program introduced in the fourth quarter of 2001.

The following table presents the allocation of the Bank’s allowance for loan losses by the type of loan at each of the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category
	(Dollars in Thousands)
Single-family residential	$239	46.67%	$128	57.03%	$66	67.85%	$57	73.87%	$50	77.73%
Multi-family residential	31	1.82	1	1.15	1.90		—	.72	—	.59
Commercial real estate (1)	256	15.47	719	13.14	240	9.62	190	7.46	149	5.49
Construction loans	—	16.24	—	9.69	25	5.09	—	4.88	—	5.44
Commercial loans	404	6.12	209	5.57	133	4.81	101	3.96	31	2.99
Consumer loans	628	13.68	463	13.42	327	11.73	158	9.11	144	7.76
Unallocated	63	—	9	—	131	—	185	—	378	—
Total	$1,621	100.00%	$1,529	100.00%	$923	100.00%	$691	100.00%	$752	100.00%

(1)  The allowance allocated to commercial real estate loans decreased between 2002 and 2003 primarily due to two factors.  At December 31, 2002, there was a valuation allowance on an impaired loan that is not recorded in 2003 and the loss experience factor was revised downward in 2003 due to a more established history of low levels of charge-offs.

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

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost.  Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings, net of taxes, and reported as a separate component of equity.  At December 31, 2003, the Bank held no investment securities classified as available for sale.  At December 31, 2003, approximately $15.5 million of the Bank’s investment securities were pledged as collateral for certain deposits in excess of $100,000.  In addition, certain U.S. Government and agency securities are pledged as collateral for Federal Home Loan Bank of Dallas (“FHLB”) advances under the FHLB’s blanket lien.  At December 31, 2003, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company’s stockholders’ equity.

The following table sets forth the amount of investment securities held to maturity which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2003.  Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	Less Than One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands)

Certificates of deposit	$9,000	1.07%	$—	—	$—	—	$—	—	$9,000	1.07%
Municipal securities	—	—	100	4.45%	1,610	4.52%	12,593	4.62%	14,303	4.60
U.S. Government and agency obligations	500	5.25	2,000	4.96	8,000	5.24	46,576	5.60	57,076	5.53
Total	$9,500	1.29%	$2,100	4.94%	$9,610	5.12%	$59,169	5.39%	$80,379	4.86%

As of December 31, 2003, there were approximately $70 million of investment securities at an average interest rate of 5.35% with issuer call options, of which approximately $55 million at an average interest rate of 5.51% are callable within one year.  In a rising interest rate environment, the Company believes that the issuers would not call these investment securities.

The following table sets forth the carrying value of the Company’s investment securities classified as held to maturity.  The Company held no investment securities as available for sale at the dates indicated.

	December 31,
	2003	2002	2001
	(In Thousands)
Investment securities held to maturity:
Certificates of deposit	$9,000	$40,341	$—
Municipal securities	14,303	8,728	5,514
U.S. Government and agency obligations	57,076	65,402	95,364
Total	$80,379	$114,471	$100,878

As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock.  At December 31, 2003, the Bank’s investment in FHLB stock amounted to $3.7 million.  No ready market exists for such stock and it has no quoted market value.

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

The Bank considers its primary market area to be Northcentral and Northwest Arkansas.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits.  The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas at December 31, 2003.

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

	December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 3.00%	$180,301	31.4%	$136,015	23.9%	$46,651	8.4%
3.00% - 3.99%	38,057	6.6	78,571	13.8	36,284	6.5
4.00% - 5.99%	99,801	17.4	118,401	20.8	212,212	38.2
6.00% - 7.99%	21,271	3.7	34,547	6.1	116,809	21.0
8.00% and over	391	0.1	6,585	1.2	6,225	1.1
Total certificate accounts	339,821	59.2	374,119	65.8	418,181	75.2

Transaction accounts:
Statement savings	29,269	5.1	27,772	4.9	26,784	4.8
Money market accounts	108,400	18.9	80,020	14.1	35,119	6.3
NOW accounts/DDA	96,090	16.8	86,851	15.2	75,849	13.7
Total transaction accounts	233,759	40.8	194,643	34.2	137,752	24.8
Total deposits	$573,580	100.0%	$568,762	100.0%	$555,933	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2003		2002		2001
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Statement savings accounts	$28,664	0.66%	$27,955	1.04%	$25,669	2.41%
Money market accounts	99,426	1.71	67,814	2.42	22,342	3.29
NOW accounts	69,168.73		61,532	1.26	52,519	2.26
Demand deposit accounts	23,969	—	19,619	—	16,312	—
Certificates of deposit	350,180	3.49	389,127	4.30	427,077	5.84
Total deposits	$571,407	2.56%	$566,047	3.44%	$543,919	5.06%

The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2003 and 2002 and the amounts at December 31, 2003 which mature during the periods indicated.

	December 31,		Balance at December 31, 2003 Maturing in the 12 Months Ending December 31,
	2003	2002	2004	2005	2006	Thereafter
	(In Thousands)
Certificate accounts:
Less than 3.00%	$180,301	$136,015	$143,030	$25,697	$9,675	$1,899
3.00% - 3.99%	38,057	78,571	19,997	908	3,580	13,572
4.00% - 5.99%	99,801	118,401	19,237	12,894	18,442	49,228
6.00% - 7.99%	21,271	34,547	5,321	8,190	3,994	3,766
8.00% and over	391	6,585	—	—	391	—
Total certificate accounts	$339,821	$374,119	$187,585	$47,689	$36,082	$68,465

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2003 by time remaining to maturity.

Amount
(In Thousands)
Period Ending:
March 31, 2004	$10,831
June 30, 2004	17,571
September 30, 2004	9,357
December 31, 2004	3,687
After December 31, 2004	38,657
Total certificates of deposit with balances of $100,000 or more	$80,103

Borrowed funds.  The Bank utilizes FHLB advances in its normal operating and investing activities.  The Bank pledges as collateral for FHLB advances its FHLB stock and FHLB demand deposit account and has entered into a blanket collateral agreement with the FHLB.  Eligible collateral under the blanket lien includes First Mortgage Collateral (as defined), multifamily residential mortgages meeting the requirements for eligibility as First Mortgage Collateral, U.S. Government and Agency Securities (as defined), privately issued mortgage-backed securities that qualify as eligible collateral under applicable regulations, FHLB Term Deposit Accounts, and other non-securitized real estate related collateral.

Advances at December 31, 2003, have maturity dates and weighted average rates as follows:

Year Ending December 31,	Weighted Average Rate	Amount
		(Dollars in Thousands)
2004	2.22%	$15,456
2005	4.79	9,503
2006	2.93	4,740
2007	3.53	5,551
2008	2.96	1,677
Thereafter	4.06	2,635
Total	3.26%	$39,562

The following table sets forth information with respect to the Company’s FHLB advances at and during the periods indicated.

	At or For the Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Maximum balance	$49,458	$47,844	$93,359
Average balance	43,321	38,434	66,409
Year end balance	39,562	38,610	47,844
Weighted average interest rate:
At end of year	3.26%	3.86%	6.41%
During the year	3.18	5.69	6.57

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes.  The Bank’s only subsidiary, First Harrison Service Corporation (the “Service Corporation”), was formed in 1971.  At December 31, 2003, the Service Corporation was inactive.

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

Every savings institution subsidiary of a savings and loan holding company is required to give the OTS at least 30 days’ advance notice of any proposed dividends to be made on its guaranteed, permanent or other non-withdrawable stock, or else such dividend will be invalid.

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

Sarbanes-Oxley Act of 2002.  On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors.  Certain of the legislation’s more significant reforms are noted below.

The legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review.  The board will be funded by mandatory fees paid by all public companies. The legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

The legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

The legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies.  Among other things, the legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

The legislation contains a number of provisions to deter wrongdoing.  CEOs and CFOs will have to certify that company financial statements fairly present the company’s financial condition.  If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report.  The legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor.  Among other reforms, the legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund “blackout periods;” directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

The legislation imposes a range of corporate disclosure requirements.  Among other things, the legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC.  The legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one “financial expert,” as defined by the SEC.  The legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

The legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

Finally, the legislation imposes a range of criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

The Bank

General.  The OTS has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC.  The last regulatory examination of the Bank by the OTS was completed in November 2002.  The Bank was not required to make any material changes to its operations as a result of such examination.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions.  Such regulation and supervision is primarily intended for the protection of depositors.

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

Currently, FDIC deposit insurance rates generally range from zero basis points to 27 basis points, depending on the assessment risk classification assigned to the depository institution.  The FDIC also assesses depository institutions the Financing Corporation (“FICO”) debt service assessment which became applicable to all insured institutions as of January 1, 1997, in accordance with the Deposit Insurance Act of 1996.  SAIF and Bank Insurance Fund (“BIF”) members both paid approximately 1.60 basis points and 1.75 basis points in 2003 and 2002, respectively, for the FICO debt service assessment.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” capital equal to at least 4.0% of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.  For purposes of the regulation, core capital generally consists of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and “qualifying supervisory goodwill.”  Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution’s intangible assets, with only a limited exception for purchased mortgage servicing rights.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not materially affect the Bank’s regulatory capital.  At December 31, 2003, the Bank exceeded its tangible, core and risk-based capital requirements.

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

Currently, the QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC.  In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA.  Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution’s total assets.  At December 31, 2003, the qualified thrift investments of the Bank were approximately 69.1% of its portfolio assets.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At December 31, 2003, the Bank had $39.6 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the sum of .20% of total assets as of the previous December 31 and 4.25% of outstanding advances.  At December 31, 2003, the Bank had $3.7 million in FHLB stock, which was in compliance with this requirement.  No ready market exists for such stock and it has no quoted market value.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits.  As of December 31, 2003, no reserves were required to be maintained on the first $6.6 million of transaction accounts, reserves of 3% were required to be maintained against the next $38.8 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.

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

Bad Debt Reserves.  Prior to the enactment of the Small Business Jobs Protection Act (the “Act”), which was signed into law on August 21, 1996, certain thrift institutions, such as the Bank, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers.  Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the reserve method of Section 593 of the Code.

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

Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995.  Thrift institutions that are treated as “small banks” are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as “large banks” are required to use only the specific charge-off method.  The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

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

For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended.  A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount.  The “base amount” generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.  A residential loan is a loan as described in Section 7701(a) (19) (C) (v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.  As of December 31, 2003, the Bank’s applicable excess reserves remaining to be recaptured are $220,513.

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders.  The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  Distribution of a cash dividend by a thrift institution to a shareholder is treated as made:  first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper.  To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves.  As of December 31, 2003, the Bank’s pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

Net Operating Loss Carryovers.  A financial institution may, for federal income tax purposes, carry back net operating losses (“NOLs”) to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after 1997.  The Job Creation and Worker Assistance Act of 2002 temporarily increased the general NOL carryback period from two years to five years for NOLs arising in taxable years ending in 2001 and 2002.  At December 31, 2003, the Bank had no NOL carryforwards for federal income tax purposes.

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

The Bank’s federal income tax returns for the tax years ended December 31, 2000 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

The Bank will continue to be subject to Arkansas corporation income tax which is a progressive rate up to a maximum of 6.7% of all taxable earnings.

The Company is incorporated under Texas law and, accordingly, is subject to Texas franchise tax in an amount equal to 4.5% of net income allocated to Texas pursuant to apportionments of gross receipts based upon where the Company conducts business.

Item 2.  Properties.

At December 31, 2003, the Bank conducted its business from its executive office in Harrison, Arkansas, and fourteen full service offices, all of which are located in Northcentral and Northwest Arkansas.

The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of the Bank at December 31, 2003.

Description/Address	Leased/ Owned		Net Book Value of Property	Amount of Deposits
			(In Thousands)
1401 Highway 62-65 North Harrison, AR 72601	Owned		$8,527	$152,252

200 West Stephenson Harrison, AR 72601	Owned		165	37,078

Corner Central & Willow Harrison, AR 72601	Owned		206	—	(1)

324 Hwy. 62-65 Bypass Harrison, AR 72601	Owned		237	48,852

210 South Main Berryville, AR 72616	Owned		186	30,544

668 Highway 62 East Mountain Home, AR 72653	Owned		490	134,479

1337 Highway 62 SW Mountain Home, AR 72653	Owned		877	18,137

301 Highway 62 West Yellville, AR 72687	Owned		132	21,651

307 North Walton Blvd. Bentonville, AR 72712	Owned		378	34,733

2501 E. Central Ave., Suite 2 Bentonville, AR 72712	Leased	(3)	223	520

3460 North College Fayetteville, AR 72703	Owned		380	42,468

1303 West Hudson Rogers, AR 72756	Owned		193	3,653

201 East Henri De Tonti Blvd. Tontitown, AR 72764	Owned		185	12,765

2025 North Crossover Road Fayetteville, AR 72703	Owned		723	12,839

249 West Main Street Farmington, AR 72730	Leased	(2)	137	9,902

2030 West Elm Rogers, AR 72756	Owned		512	13,707

1023 East Millsap Road Fayetteville, AR 72703	Owned		687	—	(1)

(1)                                  Such offices do not open deposit accounts.

(2)                                  Such property is subject to a five-year lease expiring November 1, 2007.

(3)                                  Such property is subject to a five-year lease expiring August 1, 2008, with three five-year renewal options.

Item 3.  Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II.

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Shares of the Company’s common stock are traded under the symbol “FFBH” on the Nasdaq National Market System.  At March 2, 2004, the Company had 5,315,256 shares of common stock outstanding and had approximately 2,000 beneficial holders of common stock.

The following table sets forth the dividends declared and the reported high and low sale prices of a share of the Company’s common stock as reported by Nasdaq for the periods indicated.   Such table has been adjusted for the two-for-one stock split paid on December 31, 2003.

QUARTER	YEAR ENDED DECEMBER 31, 2003			YEAR ENDED DECEMBER 31, 2002
ENDED	High	Low	Dividend	High	Low	Dividend
March 31	$13.11	$12.66	$0.08	$12.00	$11.13	$0.06

June 30	$16.75	$12.87	$0.08	$13.18	$11.63	$0.06

September 30	$18.95	$15.86	$0.09	$12.90	$12.05	$0.07

December 31	$20.50	$18.39	$0.09	$12.97	$11.90	$0.07

Item 6.  Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial and other data of the Company set forth below and on the following page is not complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(In Thousands, Except Per Share Data)

Selected Financial Condition Data:
Total assets	$690,653	$679,896	$680,255	$713,902	$680,719
Cash and cash equivalents	56,201	44,493	72,326	11,564	9,983
Investment securities	80,379	114,471	100,878	184,310	189,263
Loans receivable, net	512,756	483,468	474,494	498,305	459,978
Allowance for loan losses	1,621	1,529	923	691	752
Deposits	573,580	568,762	555,933	540,327	507,875
Federal Home Loan Bank advances	39,562	38,610	47,844	93,359	83,972
Stockholders’ equity	75,078	69,266	71,065	76,622	78,815

Selected Operating Data:
Interest income	$38,745	$44,094	$50,152	$51,982	$47,066
Interest expense	15,986	21,633	31,862	33,243	27,799
Net interest income	22,759	22,461	18,290	18,739	19,267
Provision for loan losses	690	1,500	452	——	20
Net interest income after provision for loan losses	22,069	20,961	17,838	18,739	19,247
Noninterest income	6,989	5,346	3,745	1,998	1,776
Noninterest expense	18,263	14,524	13,596	12,398	11,594
Income before income taxes	10,795	11,783	7,987	8,339	9,429
Provision for income taxes	3,339	4,005	2,527	2,747	3,149
Net income	$7,456	$7,778	$5,460	$5,592	$6,280

Earnings per Share (1):
Basic	$1.46	$1.44	$0.88	$0.80	$0.78
Diluted	1.38	1.38	0.87	0.80	0.78

Cash Dividends Declared per Share (1)	$0.34	$0.26	$0.22	$0.20	$0.16

(1)  Per share amounts have been restated for the two-for-one stock split that was paid on December 31, 2003.

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
Selected Operating Ratios(1):
Return on average assets	1.08%	1.14%	.79%	.80%	.97%
Return on average equity	10.25	11.01	7.36	7.21	7.84
Average equity to average assets	10.52	10.39	10.74	11.07	12.41
Interest rate spread(2)	3.40	3.30	2.35	2.29	2.59
Net interest margin(2)	3.52	3.50	2.76	2.77	3.10
Net interest income after provision for loan losses to noninterest expense	120.84	144.32	131.20	151.14	166.02
Noninterest expense to average assets	2.64	2.14	1.97	1.77	1.80
Average interest-earning assets to average interest-bearing liabilities	105.08	106.10	108.61	109.77	111.21
Operating efficiency(3)	61.39	52.23	61.70	59.79	55.15

Asset Quality Ratios(4):
Nonaccrual and restructured loans to total loans(5)	0.67	1.37	0.64	0.32	0.28
Nonperforming assets to total assets(5)	0.66	1.07	0.53	0.27	0.78
Allowance for loan losses to non- performing loans(5)	43.69	22.01	29.71	41.96	55.82
Allowance for loan losses to total loans	0.29	0.30	0.19	0.14	0.16

Capital Ratios(6):
Tangible capital to adjusted total assets	10.27	9.78	9.79	10.37	11.09
Core capital to adjusted total assets	10.27	9.78	9.79	10.37	11.09
Risk-based capital to risk-weighted Assets	16.25	17.03	17.29	19.69	21.52

Other Data:
Dividend payout ratio(7)	24.32	18.91	26.33	26.39	21.66
Full service offices at end of period	15	14	14	14	13

(1)                                  Ratios are based on average daily balances.

(2)                                  Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities, and net interest margin represents net interest income as a percent of average interest-earning assets.

(3)                                  Noninterest expense to net interest income plus noninterest income.

(4)                                  Asset quality ratios are end of period ratios.

(5)                                  Nonperforming assets consist of nonperforming loans and real estate owned (“REO”).  Nonperforming loans consist of nonaccrual loans and restructured loans while REO consists of real estate acquired in settlement of loans.

(6)                                  Capital ratios are end of period ratios for First Federal Bank.

(7)                                  Dividend payout ratio is the total dividends declared divided by net income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to assist a reader in understanding the consolidated financial condition and results of operations of the Company for the periods presented.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and the other sections contained herein.

The Bank is a federally chartered stock savings and loan association formed in 1934.  First Federal conducts business from its main office and fourteen full-service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. The Bank will continue to focus its growth and expansion efforts in this six county area, especially in Benton and Washington counties, one of the fastest growing areas of the state.    The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including non-interest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans.  Other financial services include investment products offered through PrimeVest Financial Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, bill payment and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

First Federal’s lending focus has traditionally been on permanent residential real estate.  This continues to hold true, although in recent years an increased emphasis has been placed on commercial real estate lending and construction lending. Most of our lending growth is expected to occur in the Washington and Benton county areas, which are the headquarters of the state’s two largest employers, Wal-Mart and Tyson Foods.  These employers attract suppliers who establish offices in the area and create jobs, which fosters demand for housing and office space.  As of the third quarter of 2003, unemployment in each of these counties was approximately 2.8%, according to the fdic.gov website.

Certificates of deposit and savings accounts continue to comprise the majority of our deposit accounts.  However, in recent years, increased emphasis has been placed on growth in checking accounts   This emphasis will continue with plans to attract checking accounts through the utilization of targeted direct mail throughout our market area.   Checking accounts offer low interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

The Company’s results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  The Company’s results of operations are also affected by the provision for loan losses, the level of its noninterest income and expenses, and income tax expense.

Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, mortgage and installment lending fee income, and bank owned life insurance income.

Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, and other operating expense.

Like most banks, First Federal Bank’s two greatest challenges are managing interest rate risk and asset quality.  The Bank’s current interest rate risk position as measured by our regulator, the Office of Thrift Supervision (“OTS”), is at a minimal level as defined by Thrift Bulletin 13a.  The level of interest rate risk is impacted by the movement of interest rates and the timing and magnitude of assets repricing compared to liabilities repricing.  The Bank attempts to reduce the impact of changes in interest rates on its net interest income by managing the repricing gap as described below in the “Asset and Liability Management” section. The Bank’s present asset quality, measured by levels of charge-offs, non-performing loans and repossessed assets, compares favorably with our peers.  We strive to maintain the asset quality of our loan portfolio at acceptable levels through sound underwriting procedures, including the use of credit scoring; an independent loan review function; active collection procedures for delinquent loans; and, in the event of repossession, prompt and efficient liquidation of real estate, automobiles and other forms of collateral.  Both the board of directors and senior management place a high priority on managing interest rate risk and asset quality.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, the methodology for the determination of our allowance for loan losses, due to the judgments, estimates and assumptions inherent in that policy, is critical to preparation of our financial statements.  This policy and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the Notes to the Consolidated Financial Statements included herein.  In particular, Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” describes generally our accounting policies.  We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our Consolidated Financial Statements to this critical accounting policy, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between December 31, 2003 and 2002 are presented in the following table (dollars in thousands).  Material changes between periods will be discussed in the sections which follow the table.

	December 31,		Increase (Decrease)	% Change
	2003	2002
ASSETS
Cash and cash equivalents	$56,201	$44,493	$11,708	26.3%
Investment securities held to maturity	80,379	114,471	(34,092)	(29.8)%
Loans receivable, net	512,756	483,468	29,288	6.1%
Office properties and equipment, net	14,238	10,690	3,548	33.2%
Prepaid expenses and other assets	27,079	26,774	305	1.1%

TOTAL	$690,653	$679,896	$10,757	1.6%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$573,580	$568,762	$4,818	0.8%
Other borrowings	39,562	38,610	952	2.5%
Other liabilities	2,433	3,258	(825)	(25.3)%
Total liabilities	615,575	610,630	4,945	0.8%

STOCKHOLDERS’ EQUITY	75,078	69,266	5,812	8.4%
TOTAL	$690,653	$679,896	$10,757	1.6%

BOOK VALUE PER SHARE	$14.06	$12.89

EQUITY TO ASSETS	10.9%	10.2%

Loans Receivable.  Changes in loan composition between December 31, 2003 and 2002 are presented in the following table (dollars in thousands).

	December 31,		Increase (Decrease)
	2003	2002		% Change

One- to four- family residences	$256,796	$289,106	$(32,310)
Multi-family	9,998	5,821	4,177
Commercial real estate	85,129	66,622	18,507
Construction	89,332	49,144	40,188
Total first mortgage loans	441,255	410,693	30,562	7.4%

Commercial	33,672	28,213	5,459	19.3%

Home equity and second mortgage	36,332	31,670	4,662
Automobile	22,087	22,570	(483)
Other	16,869	13,807	3,062
Total consumer	75,288	68,047	7,241	10.6%

Total loans receivable	550,215	506,953	43,262	8.5%
Less:
Undisbursed loan funds	(35,181)	(20,618)	14,563
Unearned discounts and net deferred loan fees	(657)	(1,338)	(681)
Allowance for loan losses	(1,621)	(1,529)	92

Total loans receivable, net	$512,756	$483,468	$29,288	6.1%

The Bank continued to experience increased demand for commercial real estate loans, construction loans, consumer loans, and commercial loans.  The increases in these loan categories were partially offset by a decrease in one- to four- family residential loans.  As a result of the low interest rate environment during the year, the Bank experienced increased refinancing activity, most of which loans were sold on the secondary market.  This had the effect of reducing the balance of one- to four- family residential loans held in the portfolio.  However, the interest rate environment and robust economy of our market area provided increased demand for our other loan products.   In recent years, the Bank has placed an increased emphasis on commercial real estate lending, construction lending, commercial lending and consumer lending to diversify its loan portfolio, increase the average yield on its loan portfolio, expand its operations and provide greater opportunities to cross-sell its products.

The decrease in unearned loan fees is due to the decrease in one-to four- family residential loans and a decrease in origination fees collected.

Allowance for Loan Losses.  Changes in the composition of the allowance for loan losses between December 31, 2003 and 2002 are presented in the following table (in thousands).

	December 31,		Increase (Decrease)
	2003	2002
General	$1,306	$895	$411
Specific	252	625	(373)
Unallocated	63	9	54
	$1,621	$1,529	$92

The increase in the general loan loss allowance was due to increases in loan balances as well as changes in the loss experience factors used.  Management compared the loan portfolio’s loss experience ratios from year to year and adjusted the ratios to reflect current loss experience. The decrease in the specific allowance for loan losses was due to a valuation allowance recorded at December 31, 2002, related to a single commercial loan relationship that was not required at December 31, 2003.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based primarily on historical loss experience. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The Bank reviews its non-homogeneous loans for impairment on a quarterly basis.  The Bank considers commercial real estate, construction, multi-family, and commercial loans to be non-homogeneous loans.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.  Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis.  The Bank considers the characteristics of (1) one- to- four family residential first mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis.  The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type, valuing these loans, and then applying a loss factor to the remaining pool balance based on several factors, including past loss experience, inherent risks, and economic conditions in the primary market areas.

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

Although we consider the allowance for loan losses of $1.6 million appropriate and adequate to cover losses inherent in our loan portfolio at December 31, 2003, no assurance can be given that we will not sustain loan losses that are significantly different from the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between December 31, 2003 and 2002 are presented in the following table (dollars in thousands).

	December 31,		Increase (Decrease)
	2003	2002
Certificates of deposit	$9,000	$40,341	$(31,341)
U.S. Government and agency obligations	57,076	65,402	(8,326)
Municipal securities	14,303	8,728	5,575
Total	$80,379	$114,471	$(34,092)

During 2003, investment securities totaling $304.1 million were purchased and $338.3 million matured or were called.   The majority of these purchases and maturities were shorter-term certificates of deposit.  The decreases in certificates of deposit and U.S. Government and agency obligations were due to calls and maturities in excess of purchases.

Office Properties and Equipment.   The increase in office properties and equipment of $3.5 million was due primarily to the new corporate headquarters building in Harrison.  Construction was completed in June 2003 at a cost of approximately $6.2 million, $3.0 million of which was included in construction in progress at December 31, 2002.

Deposits.  Changes in the composition of deposits between December 31, 2003 and 2002 are presented in the following table (dollars in thousands).

	December 31,		Increase (Decrease)
	2003	2002		% Change

DDA and NOW accounts	$96,090	$86,851	$9,239	10.6%
Money Market accounts	108,400	80,020	28,380	35.5%
Savings accounts	29,269	27,772	1,497	5.4%
Certificates of deposit	339,821	374,119	(34,298)	(9.2)%

Total deposits	$573,580	$568,762	$4,818	0.8%

The Bank experienced a change in the mix of deposits due to the low interest rate environment during the year.  Certificates of deposit decreased while money market and demand and NOW deposit accounts increased.   Checking accounts are an attractive source of funds for the Bank as they offer low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.  The Bank does not advertise for deposits outside of its primary market area, Northcentral and Northwest Arkansas, or utilize the services of deposit brokers.  In the fourth quarter of 2001, the Bank began offering Bounce ProtectionTM and continued to emphasize this program in 2003.  This program allows customers in good standing to overdraw their checking account up to defined limits.  Customers have access to additional funds while providing the Bank additional fee revenue.

Stockholders’ Equity.  Stockholders’ equity increased $5.8 million from December 31, 2002 to December 31, 2003.  The increase in stockholders’ equity was primarily due to net income of $7.5 million, offset by the purchase of treasury stock totaling $2.8 million during 2003.  In addition, during the twelve months ended December 31, 2003 cash dividends aggregating $1.8 million were paid.  See the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001 for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at December 31, 2003.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented and outstanding balances at December 31, 2003.  Average balances are based on daily balances during the period.

	December 31, 2003	Year Ended December 31,
		2003			2002			2001
	Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
					(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	6.57%	$492,492	$34,188	6.94%	$481,330	$36,859	7.66%	$488,942	$39,678	8.12%
Investment securities(2)	4.76	92,564	3,938	4.25	111,189	6,450	5.80	144,457	9,561	6.62
Other interest-earning assets	0.88	60,881	619	1.02	48,839	785	1.61	29,457	913	3.10
Total interest-earning assets	5.94	645,937	38,745	6.00	641,358	44,094	6.88	662,856	50,152	7.57
Noninterest-earning assets		45,383			38,336			27,662
Total assets		$691,320			$679,694			$690,518
Interest-bearing liabilities:
Deposits	2.29	$571,407	14,607	2.56	$566,047	19,446	3.44	$543,919	27,497	5.06
Other borrowings	3.26	43,321	1,379	3.18	38,434	2,187	5.69	66,409	4,365	6.57
Total interest-bearing liabilities	2.35	614,728	15,986	2.60	604,481	21,633	3.58	610,328	31,862	5.22
Noninterest-bearing liabilities		3,886			4,562			6,033
Total liabilities		618,614			609,043			616,361
Stockholders’ equity		72,706			70,651			74,157
Total liabilities and stockholders’ equity		$691,320			$679,694			$690,518

Net interest income			$22,759			$22,461			$18,290
Net earning assets		$31,209			$36,877			$52,528
Interest rate spread	3.59%			3.40%			3.30%			2.35%
Net interest margin				3.52%			3.50%			2.76%
Ratio of interest-earning assets to interest-bearing liabilities				105.08%			106.10%			108.61%

(1)  Includes nonaccrual loans.

(2)  Includes FHLB of Dallas stock.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by prior rate); (ii) changes in rate (change in rate multiplied by prior average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume); and (iv) the net change.

	Year Ended December 31,
	2003 vs. 2002				2002 vs. 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$855	$(3,446)	$(80)	$(2,671)	$(618)	$(2,236)	$35	$(2,819)
Investment securities	(1,080)	(1,720)	288	(2,512)	(2,202)	(1,181)	272	(3,111)
Other interest-earning assets	193	(288)	(71)	(166)	601	(440)	(289)	(128)
Total interest-earning Assets	(32)	(5,454)	137	(5,349)	(2,219)	(3,857)	18	(6,058)

Interest expense:
Deposits	184	(4,976)	(47)	(4,839)	1,119	(8,811)	(359)	(8,051)
Other borrowings	278	(964)	(122)	(808)	(1,839)	(586)	247	(2,178)
Total interest-bearing liabilities	462	(5,940)	(169)	(5,647)	(720)	(9,397)	(112)	(10,229)
Net change in net interest income	$(494)	$486	$306	$298	$(1,499)	$5,540	$130	$4,171

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the years ended December 31, 2003, 2002, and 2001 (dollars in thousands).  Specific changes in captions will be discussed below the table.

	Year Ended December 31,			Dollar Change		Percentage Change
	2003	2002	2001	2003 vs 2002	2002 vs 2001	2003 vs 2002	2002 vs 2001
Interest income:
Loans receivable	$34,188	$36,859	$39,678	$(2,671)	$(2,819)
Investment securities	3,938	6,450	9,561	(2,512)	(3,111)
Other	619	785	913	(166)	(128)
Total interest income	38,745	44,094	50,152	(5,349)	(6,058)	(12.1)%	(12.1)%
Interest expense:
Deposits	14,607	19,446	27,497	(4,839)	(8,051)
Other borrowings	1,379	2,187	4,365	(808)	(2,178)
Total interest expense	15,986	21,633	31,862	(5,647)	(10,229)	(26.1)%	(32.1)%
Net interest income before provision for loan losses	22,759	22,461	18,290	298	4,171
Provision for loan losses	690	1,500	452	(810)	1,048
Net interest income after provision for loan losses	22,069	20,961	17,838	1,108	3,123	5.3%	17.5%
Noninterest income:
Deposit fee income	2,611	2,375	1,394	236	981
Gain on sale of loans	1,696	888	748	808	140
Gain on contribution	414	0	0	414	—
Other	2,268	2,083	1,603	185	480
Total noninterest income	6,989	5,346	3,745	1,643	1,601	30.7%	42.8%
Noninterest expenses:
Salaries and employee benefits	10,399	8,575	8,488	1,824	87
Net occupancy expense	1,874	1,297	1,136	577	161
Data processing	1,559	1,240	1,031	319	209
Contributions	526	120	38	406	82
Other	3,905	3,292	2,903	613	389
Total noninterest expenses	18,263	14,524	13,596	3,739	928	25.7%	6.8%
Income before provision for income taxes	10,795	11,783	7,987	(988)	3,796
Provision for income taxes	3,339	4,005	2,527	(666)	1,478
Net income	$7,456	$7,778	$5,460	$(322)	$2,318	(4.1)%	42.5%

Basic earnings per share	$1.46	$1.44	$0.88	$0.02	$0.56	1.4%	63.6%
Diluted earnings per share	$1.38	$1.38	$0.87	$—	$0.51	0.0%	58.6%

Interest rate spread	3.40%	3.30%	2.35%	0.10%	0.95%	3.0%	40.4%
Net interest margin	3.52%	3.50%	2.76%	0.02%	0.74%	0.6%	26.8%

Full-time equivalents	252	235	215	17	20	7.2%	9.3%
Full-service offices	15	14	14	1	—	7.1%	0.0%

Net Interest Income.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  The Company’s net interest income increased in both comparison periods due to increases in interest rate spread and interest rate margin.  During both comparison periods there was a general decrease in market interest rates as evidenced by the changes in key interest rates presented below:

	2003	2002	2001
Fed funds rate	1.13%	1.67%	3.88%
Prime rate	4.12%	4.67%	6.91%

Source:  www.federalreserve.gov

In the 2002 vs. 2001 period, due to the Bank’s negative repricing gap, rates paid on deposits decreased more quickly than rates on earning assets.  As a result, the Company experienced an increase in the interest rate spread and net interest margin.  This continued in the 2003 vs. 2002 period at a diminished level because interest rates were near their floor and rates on deposits could no longer be reduced as dramatically.

Interest Income and Interest Expense

Dollar and percentage changes in interest income and interest expense for the comparison periods are presented in the rate/volume analysis table which appears on page 15.

Interest Income.  The decrease in the 2003 vs. 2002 period was primarily due to a decrease in the average yield earned on loans, investment securities, and other interest-earning assets and a decrease in the average balance of investment securities, offset by an increase in the average balance of loans.   The decrease in the average yield earned on loans, investment securities, and other interest-earning assets was primarily due to the declining level of interest rates in 2003.  The decrease in the average balance of investment securities held to maturity was primarily the result of maturing FHLB CDs.  The average balance of loans increased primarily due to construction loan activity in 2003.

The decrease in the 2002 vs. 2001 period was primarily due to a decrease in the average balance of and average yield earned on loans and investment securities.  Such decrease in interest income was partially offset by an increase in interest income as a result of an increase in the average balance of other interest-earning assets, primarily overnight interest bearing cash accounts.    The decrease in the average balance of loans in 2002 was primarily due to a portion of one- to four- family mortgage originations being sold in the secondary market.  The decrease in the average balance of investment securities held to maturity was primarily the result of the call of government agency bonds.  The decrease in the average yield earned on loans and investment securities was primarily due to the declining level of interest rates in 2002.  The increase in the balance of overnight interest bearing funds was primarily due to the proceeds from callable government agency securities being placed in overnight funds.

Interest Expense.   The decrease in interest expense in the 2003 vs. 2002 period was primarily due to a decrease in the average rate paid on deposit accounts and FHLB advances.  The decrease in the average interest rate paid on deposits was primarily the result of maturing certificates and variable interest bearing deposits being reinvested at lower interest rates.

The decease in interest expense in the 2002 vs. 2001 period was primarily due to a decrease in the average rate paid on deposit accounts and FHLB advances and a decrease in the average balance of FHLB advances.  Such decreases were partially offset by an increase in the average balance of deposits.  The decrease in the average interest rate paid on deposits was primarily the result of maturing certificates and variable interest bearing deposits being reinvested at lower interest rates.  The average balance of FHLB advances decreased due to the use of investment proceeds from securities to repay advances.

Provision for Loan Losses.  Provisions for loan losses include charges to reduce the recorded balance of loans to their estimated fair value.  Such provision and the adequacy of the allowance for loan losses is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.

Factors influencing management’s decision to increase the provision in the 2002 vs. 2001 period include an increase in loss experience during 2002, an increase in the overall risk of the loan portfolio due to an increase in commercial real estate, construction, commercial and consumer loans, an increase in nonaccrual and restructured loans, and general economic conditions.  The aforementioned loan types are generally considered to entail additional risks as compared to single-family lending due to, among other factors, supply and demand and, in some respects, rapidly depreciating assets, such as automobiles.

In 2003, the primary factor contributing to the decrease in the provision from 2002 was a decline in charge-offs, which were $308,000 less than in 2002.

Noninterest Income.  Deposit fee income increased as a result of the Bank’s continued promotion of Bounce ProtectionTM overdraft service that was introduced by the Bank in the fourth quarter of 2001.  The Bank plans to aggressively promote checking accounts in 2004 through direct mail campaigns to expand its checking accounts and increase deposit fee income.

Gain on sale of loans increased due to an increase in originations of loans for sale.  The activity in loans held for sale is summarized below (in thousands):

	Year Ended December 31,
	2003	2002	2001
Loans held for sale, beginning of period	$8,264	$5,560	$789
Originations	119,833	69,631	64,655
Sales	(126,410)	(66,927)	(59,884)
Loans held for sale, end of period	$1,687	$8,264	$5,560

Gain on sale of loans	$1,696	$888	$748

Sales of loans peaked in 2003 due to record low interest rates in 2003 and the resulting refinancing activity.  We do not expect the level of loan sales to continue at this level in 2004.

Other noninterest income increased primarily due to an adjustment of the carrying value of donated real estate  from its cost to its estimated fair value.  A corresponding expense in the amount of $500,000, the fair value of the donated real estate, was also recorded and is included in the balance of contributions expense.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2003	2002	2001	2003 vs 2002	2002 vs 2001
Salaries	$7,315	$6,374	$6,057	$941	$317
Payroll taxes	638	540	505	98	35
Insurance	561	510	422	51	88
ESOP expense (1)	1,230	924	754	306	170
MRP expense (2)	45	—	298	44	(298)
Defined benefit plan contribution	480	108	—	372	108
Other	130	119	452	12	(333)
Total	$10,399	$8,575	$8,488	$1,824	$87

(1)          Employee Stock Ownership Plan

(2)          Management Recognition and Retention Plan

2003 vs. 2002

The increase in salaries was due to an increase in personnel and normal salary and merit increases.  Payroll taxes and insurance increased due to the increase in salaries.  The increase in employee stock ownership plan expense was due to an increase in the Company’s average stock price from $24.42 in 2002 to $31.78 in 2003.  The defined benefit plan expense increased due to an increase in the Bank’s required contribution to the multiemployer pension plan as a result of decreased yields on plan assets.

2002 vs. 2001

The increase in salaries was due to an increase in personnel and normal salary and merit increases.  Payroll taxes and insurance increased due to the increase in salaries.  The increase in employee stock ownership plan expense was due to an increase in the Company’s average stock price from $20.43 in 2001 to $24.42 in 2002.  Management Recognition and Retention Plan expense decreased as a result of the awarded shares being fully vested in May 2001.  No additional shares were granted after the original shares were vested until the new grant in 2003.  The defined benefit plan expense increased due to an increase in the Bank’s required contribution to the multiemployer pension plan.  There was no pension cost in 2001 due to the plan’s fully-funded status at such time. Other expenses decreased due to the nonrecurring death benefit recognized in 2001 of $352,000 in connection with the death of the Company’s former Chief Executive Officer in 2001.  There was no such expense in 2002.

Net occupancy expense.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2003	2002	2001	2003 vs 2002	2002 vs 2001
Depreciation	$1,053	$719	$618	$334	$101
Furniture, fixtures, and equipment expense	238	95	67	143	28
Utilities	190	131	154	59	(23)
Building repairs and maintenance	190	174	137	16	37
Taxes and insurance	137	103	92	34	11
Rent	66	75	68	(9)	7
Total	$1,874	$1,297	$1,136	$577	$161

2003 vs. 2002

The increase in net occupancy expense was primarily due to an increase in depreciation expense on buildings and equipment.  This increase in depreciation was due to completion of the new corporate headquarters in Harrison in June 2003.  Furniture, fixtures, and equipment expense also increased for the same reason and represents furnishings for the new building with unit costs below the Company’s capitalization level.

2002 vs. 2001

The increase in net occupancy expense was primarily due to an increase in depreciation expense on buildings and equipment.  This increase in depreciation was due to a change in the useful life of some of the Bank’s computers, as well as a general increase in office properties and equipment related to the overall growth of the Bank.

Data processing expense.  Data processing expense increased in both comparison periods due primarily to an upgrade of the Bank’s wide area network, increased ATM volume, and growth in electronic banking services.

Contributions.  Contributions expense increased between the 2003 and 2002 periods mainly due to the contribution of real estate discussed above in the noninterest income narrative.  The $526,000 balance of contributions expense for the year ended December 31, 2003, includes the fair value of the donated real estate of $500,000.

Other expenses.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2003	2002	2001	2003 vs 2002	2002 vs 2001
Consultant and management fees	$382	$98	$26	$284	$72
Postage and supplies	737	598	546	139	52
Loan related expenses	194	153	92	41	61
Real estate owned expenses	135	88	49	47	39
Telephone	228	190	177	38	13
Advertising and public relations	613	596	489	17	107
Other	1,616	1,569	1,524	47	45
Total	$3,905	$3,292	$2,903	$613	$389

2003 vs. 2002

Other expenses in this period increased primarily due to consultant and management fees.  These fees increased due to fees paid to a consulting firm related to preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which will require management to report on its assessment of the effectiveness of internal control and our independent auditors to attest to such assertion.  Fees paid to a third party vendor related to the Bounce ProtectionTM program also increased due to increased overdraft activity during 2003.  Other components of the increase in consultant and management fees include fees paid to a consultant for the deposit reclassification program and fees paid to a consultant for work performed in the area of human resources.  The deposit reclassification program allows the Bank to reduce its reserve requirement, thereby freeing up funds to be invested in interest-earning accounts.

2002 vs. 2001

Other expenses in this period increased primarily due to advertising and public relations expense resulting from growth and increased advertising rates.  Consultant and management fees increased primarily due fees related to the Bounce ProtectionTM program introduced in the fourth quarter of 2001.

Income Taxes.

2003 vs. 2002

The decrease in income tax expense was primarily due to a decrease in taxable income and, to a lesser extent, a decrease in the effective tax rate.  The decrease in the effective tax rate from 34.0% in 2002 to 30.9% in 2003 was attributable to the tax benefit of the contribution of real estate and an increase in nontaxable interest income.

2002 vs. 2001

The increase in income tax expense was primarily due to an increase in taxable income and, to a lesser extent, an increase in the effective tax rate.  The increase in the effective rate from 31.6% in 2001 to 34.0% in 2002 resulted primarily from the Company being in a taxable position for state taxes during 2002 but not in 2001.

OFF-BALANCE SHEET ARRANGEMENTS

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments include, but are not limited to:

•                  the origination, purchase or sale of loans;

•                  the purchase of investment securities;

•                  the fulfillment of commitments under letters-of-credit, extensions of credit on home equity lines of credit, construction loans, and predetermined overdraft protection limits; and

•                  the commitment to fund withdrawals of certificates of deposit at maturity.

At December 31, 2003, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At December 31, 2003, the Company had no interests in non-consolidated special purpose entities.  At December 31, 2003, commitments included:

•                  total approved loan origination commitments outstanding amounting to $14.2 million, including $4.3 million of loans committed to sell;

•                  commitments to purchase loans of $3.9 million;

•                  rate lock agreements with customers of $4.3 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $1.7 million;

•                  unadvanced portion of construction loans of $35.2 million;

•                  unused lines of credit of $20.8 million;

•                  outstanding standby letters of credit of $1.7 million;

•                  total predetermined overdraft protection limits of $9.7 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $187.6 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $4.3 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at December 31, 2003.

Historically, a very small percentage of predetermined overdraft limits have been used.  At December 31, 2003, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.1% of the limit.  We expect this trend to continue in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

CONTRACTUAL OBLIGATIONS

We are contractually obligated to make future minimum payments as follows (in thousands):

	Less Than 1 Year	1-3 Years	3 - 5 Years	More Than 5 Years	Total

Certificates of deposit maturities	$187,585	$83,771	$41,649	$26,816	$339,821
FHLB advances maturities	$15,456	$14,243	$7,228	$2,635	$39,562

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  As an additional source of funds, the Bank has borrowed from the FHLB of Dallas.  At December 31, 2003, available borrowing capacity with the FHLB was in excess of $200 million.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits and certificates of deposit.  On a longer-term basis, the Bank maintains a strategy of investing in various lending products.   The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing FHLB of Dallas advances, and to fund loan commitments.

As of December 31, 2003, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At December 31, 2003, the Bank’s tangible, core and risk-based capital ratios amounted to 10.27%, 10.27% and 16.25%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the Bank’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

IMPACT OF NEW ACCOUNTING STANDARDS

See Note 1 to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

The Company’s Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in this document, the words “anticipate”, “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

ASSET AND LIABILITY MANAGEMENT

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.  As of December 31, 2003, the Bank estimates that the ratio of its one-year gap to total assets was a negative 24.6% and its ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year was 60.5%.

The Bank focuses its residential lending activities on the origination of one-, three-, five- and seven-year adjustable-rate residential mortgage loans (“ARMs”).  Although adjustable-rate loans involve certain risks, including increased payments and the potential for default in an increasing interest rate environment, such loans decrease the risks associated with changes in interest rates.  As of December 31, 2003, $185.9 million or 72.4% of the Bank’s portfolio of one- to four-family residential mortgage loans consisted of ARMs, including $75.9 million in seven-year ARMs.

The Company’s investment portfolio amounted to $80.4 million or 11.6% of the Company’s total assets at December 31, 2003.  Of such amount, $9.5 million or 11.8% is contractually due within one year and $2.1 million or 2.6% is contractually due after one year to five years.  However, actual maturities can be shorter than contractual maturities due to the ability of borrowers to call or prepay such obligations without call or prepayment penalties.  As of December 31, 2003, there was approximately $70 million of investment securities at an average interest rate of 5.35% with call options held by the issuer, of which approximately $55 million, at an average interest rate of 5.51%, are callable within one year. To the extent that these higher yielding securities are called, the Company may reinvest such funds at prevailing interest rates which may have a downward impact on the Company’s interest rate spread.

Deposits are the Bank’s primary funding source and the Bank prices its deposit accounts based upon competitive factors and the availability of prudent lending and investment opportunities.  The Bank seeks to lengthen the maturities of its deposits by soliciting longer term certificates of deposit when market conditions have created opportunities to attract such deposits. However, the Bank does not solicit high-rate jumbo certificates of deposit and does not pursue an aggressive growth strategy which would force the Bank to focus exclusively on competitors’ rates rather than deposit affordability.  At December 31, 2003 the Bank had $339.8 million in certificates of deposit of which $187.6 million mature in one year or less.  At December 31, 2003, the Bank had $39.6 million of FHLB advances of which $15.5 million is due in one year or less.

Net Portfolio Value

The value of the Bank’s loan and investment portfolio will change as interest rates change.  As a result of the Bank’s interest rate repricing gap, rising interest rates will generally decrease the Bank’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio.  NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.  The following tables set forth, quantitatively, as of December 31, 2003 and 2002, the OTS estimate of the projected changes in NPV in the event of a 100, 200 and 300 basis point instantaneous and permanent increase and a 100 basis point instantaneous and permanent decrease in market interest rates.  Due to the current low prevailing interest rate environment the changes in NPV are not estimated for a decrease in interest rates of 200 or 300 basis points.

2003
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
		(Dollars in Thousands)
+300	69,875	10.16%	$(27,143)	(28)%
+200	80,304	11.45	(16,714)	(17)
+100	89,647	12.55	(7,371)	(8)
0	97,018	13.37	—	—
-100	100,441	13.69	3,423	4

2002
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
		(Dollars in Thousands)
+300	70,311	10.35%	$(16,750)	(19)%
+200	77,180	11.15	(9,881)	(11)
+100	83,239	11.82	(3,822)	(4)
0	87,061	12.19	—	—
-100	87,588	12.14	527	1

Computations of prospective effects of hypothetical interest rate changes are calculated by the OTS from data provided by the Bank and are based on numerous assumptions, including relative levels of market interest rates, loan repayments, and deposit runoffs, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

Management cannot predict future interest rates or their effect on the Bank’s NPV.  Certain shortcomings are inherent in the method of analysis presented in the computation of NPV.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates.  Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates during the initial term and over the remaining life of the asset.  In addition, the proportion of adjustable-rate loans in the Bank’s portfolio could decrease in future periods due to refinancing activity if market rates decrease.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table.  Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

Item 8.  Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

Board of Directors

First Federal Bancshares of Arkansas, Inc.

We have audited the accompanying consolidated statements of financial condition of First Federal Bancshares of Arkansas, Inc. and its subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Federal Bancshares of Arkansas, Inc. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas
March 5, 2004

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2003 AND 2002

(In thousands, except share data)

	2003	2002
ASSETS

Cash and cash equivalents:
Cash and collection items	$11,376	$13,791
Interest-bearing deposits with banks	44,825	30,702

Total cash and cash equivalents	56,201	44,493

Investment securities—
Held to maturity, at amortized cost (fair value at December 31, 2003 and 2002, of $80,163 and $115,734, respectively)	80,379	114,471
Federal Home Loan Bank stock—at cost	3,749	5,064
Loans receivable, net of allowance at December 31, 2003 and 2002, of $1,621 and $1,529, respectively	512,756	483,468
Accrued interest receivable	4,089	4,380
Real estate acquired in settlement of loans—net	822	320
Office properties and equipment—net	14,238	10,690
Cash surrender value of life insurance	17,102	16,254
Prepaid expenses and other assets	1,317	756

TOTAL	$690,653	$679,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest-bearing	$549,759	$545,872
Noninterest-bearing	23,821	22,890

Total deposits	573,580	568,762

Federal Home Loan Bank advances	39,562	38,610
Advance payments by borrowers for taxes and insurance	725	760
Other liabilities	1,708	2,498

Total liabilities	615,575	610,630

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value—5,000,000 shares authorized, none issued
Common stock, $.01 par value—20,000,000 shares authorized, 10,307,502 shares issued, 5,340,086 and 5,374,718 shares outstanding at December 31, 2003 and 2002, respectively	103	103
Additional paid-in capital	52,950	52,040
Employee stock benefit plans	(1,025)	(1,551)
Retained earnings—substantially restricted	72,634	66,992

	124,662	117,584
Treasury stock—at cost, 4,967,416 and 4,932,784 shares at December 31, 2003 and 2002, respectively	(49,584)	(48,318)

Total stockholders’ equity	75,078	69,266

TOTAL	$690,653	$679,896

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002, 2001

(In thousands, except earnings per share)

	2003	2002	2001
INTEREST INCOME:
Loans receivable	$34,188	$36,859	$39,678
Investment securities:
Taxable	3,422	6,143	9,363
Nontaxable	516	307	198
Other	619	785	913
Total interest income	38,745	44,094	50,152

INTEREST EXPENSE:
Deposits	14,607	19,446	27,497
Federal Home Loan Bank advances	1,379	2,187	4,365

Total interest expense	15,986	21,633	31,862

NET INTEREST INCOME	22,759	22,461	18,290

PROVISION FOR LOAN LOSSES	690	1,500	452

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,069	20,961	17,838

NONINTEREST INCOME:
Deposit fee income	2,611	2,375	1,394
Earnings on life insurance policies	848	881	373
Gain on sale of loans	1,696	888	748
Other	1,834	1,202	1,230

Total noninterest income	6,989	5,346	3,745

NONINTEREST EXPENSES:
Salaries and employee benefits	10,399	8,575	8,488
Net occupancy expense	1,874	1,297	1,136
Data processing	1,559	1,240	1,031
Professional fees	329	404	284
Advertising and public relations	613	596	489
Postage and supplies	737	598	620
Contributions	526	120	38
Other	2,226	1,694	1,510

Total noninterest expenses	18,263	14,524	13,596

INCOME BEFORE INCOME TAXES	10,795	11,783	7,987

INCOME TAX PROVISION	3,339	4,005	2,527

NET INCOME	$7,456	$7,778	$5,460

EARNINGS PER SHARE:
Basic	$1.46	$1.44	$0.88

Diluted	$1.38	$1.38	$0.87

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands, except share data)

	Issued Common Stock		Additional Paid-In	Employee Stock	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Benefit Plans	Earnings	Shares	Amount	Equity

BALANCE—January 1, 2001	10,307,502	$103	$51,045	$(2,680)	$56,662	3,199,540	$(28,508)	$76,622

Net income	—	—	—	—	5,460	—	—	5,460
Release of ESOP shares	—	—	434	416	—	—	—	850
Stock compensation expense	—	—	—	297	—	—	—	297
Tax effect of stock compensation plans	—	—	(45)	—	—	—	—	(45)
Purchase of treasury stock—at cost	—	—	—	—	—	1,006,044	(10,682)	(10,682)
Dividends paid	—	—	—	—	(1,437)	—	—	(1,437)

BALANCE—December 31, 2001	10,307,502	103	51,434	(1,967)	60,685	4,205,584	(39,190)	71,065

Net income	—	—	—	—	7,778	—	—	7,778
Release of ESOP shares	—	—	600	416	—	—	—	1,016
Stock options exercised	—	—	3	—	—	(43,800)	419	422
Tax effect of stock compensation plans	—	—	3	—	—	—	—	3
Purchase of treasury stock—at cost	—	—	—	—	—	771,000	(9,547)	(9,547)
Dividends paid	—	—	—	—	(1,471)	—	—	(1,471)

BALANCE—December 31, 2002	10,307,502	103	52,040	(1,551)	66,992	4,932,784	(48,318)	69,266

Net income	—	—	—	—	7,456	—	—	7,456
Release of ESOP shares	—	—	906	416	—	—	—	1,322
Management recognition and retention plan shares	—	—	35	110	—	(10,000)	99	244
Tax effect of stock compensation plans	—	—	(9)	—	—	—	—	(9)
Purchase of treasury stock—at cost	—	—	—	—	—	190,400	(2,805)	(2,805)
Treasury shares reissued due to exercise of stock options	—	—	(22)	—	—	(145,768)	1,440	1,418
Dividends paid	—	—	—	—	(1,814)	—	—	(1,814)

BALANCE—December 31, 2003	10,307,502	$103	$52,950	$(1,025)	$72,634	4,967,416	$(49,584)	$75,078

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands)

	2003	2002	2001

OPERATING ACTIVITIES:
Net income	$7,456	$7,778	$5,460
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	690	1,500	452
Provision for real estate losses	35	16	8
Deferred tax provision (benefit)	60	(80)	22
Accretion of discounts on investment securities—net	(111)	(157)	(18)
Federal Home Loan Bank stock dividends	(110)	(146)	(206)
Loss (gain) on disposition of fixed assets	98	(3)	(27)
Loss on sale of repossessed assets—net	17	13	15
Originations of loans held for sale	(119,833)	(69,631)	(64,655)
Proceeds from sales of loans originated to sell	128,106	67,815	60,633
Gain on sale of mortgage loans originated to sell	(1,696)	(888)	(748)
Depreciation	1,167	819	704
Accretion of deferred loan fees—net	(384)	(606)	(673)
Release of ESOP shares	1,322	1,016	850
Earnings on life insurance policies	(848)	(881)	(373)
Stock compensation expense	45	—	297
Changes in operating assets and liabilities:
Accrued interest receivable	291	40	2,490
Prepaid expenses and other assets	(585)	(350)	(97)
Other liabilities	(660)	(1,891)	(171)

Net cash provided by operating activities	15,060	4,364	3,963

INVESTING ACTIVITIES:
Purchases of investment securities—held to maturity	(304,089)	(147,958)	(55,655)
Proceeds from maturities of investment securities—held to maturity	338,292	134,522	141,105
Federal Home Loan Bank stock redeemed	1,425	—	385
Purchase of bank owned life insurance		—	(15,000)
Loan originations—net of repayments	(37,458)	(7,909)	28,081
Loan purchases	(3,140)	—	—
Loan participations sold	3,124	—	—
Proceeds from sales of repossessed assets	773	833	472
Proceeds from sales of office properties and equipment	38	4	40
Purchases of office properties and equipment	(4,851)	(4,504)	(539)

Net cash provided by (used in) investing activities	(5,886)	(25,012)	98,889

FINANCING ACTIVITIES:
Net increase in deposits	$4,818	$12,829	$15,606
Advances from Federal Home Loan Bank	23,000	26,000	2,450
Repayment of advances from Federal Home Loan Bank	(22,048)	(35,234)	(47,965)
Net decrease in advance payments by borrowers for taxes and insurance	(35)	(169)	(77)
Purchase of treasury stock	(2,805)	(9,547)	(10,682)
Dividends paid	(1,814)	(1,471)	(1,437)
Stock options exercised	1,418	422	—

Net cash provided by (used in) financing activities	2,534	(7,170)	(42,105)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,708	(27,818)	60,747

CASH AND CASH EQUIVALENTS:
Beginning of year	44,493	72,311	11,564

End of year	$56,201	$44,493	$72,311

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$16,073	$22,020	$32,469

Income taxes	$3,394	$4,016	$2,587

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$1,933	$1,017	$642

Loans to facilitate sales of real estate owned	$620	$272	$18

Investment securities purchased—not settled	$—	$—	$2,000

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation—First Federal Bancshares of Arkansas, Inc. (the “Company”) is a unitary holding company which owns all of the stock of First Federal Bank of Arkansas, FA (the “Bank”). The Bank provides a broad line of financial products to individuals and small to medium-sized businesses. The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive. All material intercompany transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be significant. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

Cash and Cash Equivalents—For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents includes cash on hand and amounts due from depository institutions, which includes interest-bearing amounts available upon demand.

Investment Securities—The Company classifies investment securities into one of two categories: held to maturity or available for sale. The Company does not engage in trading activities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at cost, adjusted for the amortization of premiums and the accretion of discounts.

Investment securities that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Unrealized holding gains and losses are excluded from earnings and reported net of tax in other comprehensive income. Investment securities in the available for sale portfolio may be used as part of the Company’s asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk, or other economic factors. At December 31, 2003 and 2002, the Company did not own any investment securities classified as available for sale.

Premiums are amortized into interest income using the interest method to the earlier of maturity or call date. Discounts are accreted into interest income using the interest method over the period to maturity. The specific identification method of accounting is used to compute gains or losses on the sales of investment securities.

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers independent price quotations and the financial condition of the issuer.

Loans Receivable—The Bank originates and maintains loans receivable which are substantially concentrated in its lending territory (primarily Northwest and Northcentral Arkansas). The majority of the Bank’s loans are residential mortgage loans, commercial loans, and construction loans for residential property. The Bank’s policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Bank.

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred loan fees or costs. Deferred loan fees or costs and discounts on first mortgage loans are amortized or accreted to income using the level-yield method over the remaining period to contractual maturity.

Mortgage loans originated and committed for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Such loans are carried at cost due to the short period of time between funding and sale, generally two to three weeks.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based primarily on historical loss experience. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Bank considers the characteristics of (1) one- to four-family residential first mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type, valuing these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, and economic conditions in the primary market areas.

Rate Lock Commitments—On March 13, 2002, the Financial Accounting Standards Board (“FASB”) determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarters beginning after April 10, 2002. Accordingly, the Company adopted such accounting on July 1, 2002.

The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. Prior to July 1, 2002, such commitments were recorded to the extent of fees received. Fees received were subsequently included in the net gain or loss on sale of mortgage loans.

The cumulative effect of adopting SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for rate lock commitments as of July 1, 2002 was not material, nor was its effect material at December 31, 2003 or 2002.

Real Estate Acquired in Settlement of Loans—Real estate acquired in settlement of loans is initially recorded at estimated fair value less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expenses.

Office Properties and Equipment—Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation using the straight-line method over the estimated useful lives of the individual assets which range from 3 to 40 years.

Income Taxes— Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various statement of financial condition assets and liabilities and gives current recognition to changes in tax rates and laws.

Interest Rate Risk—The Bank’s asset base is exposed to risk including the risk resulting from changes in interest rates and changes in the timing of cash flows. The Bank monitors the effect of such risks by considering the mismatch of the maturities of its assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. The Bank’s management has considered the effect of significant increases and decreases in interest rates and believes such changes, if they occurred, would be manageable and would not affect the ability of the Bank to hold its assets as planned. However, the Bank is exposed to significant market risk in the event of significant and prolonged interest rate changes.

Employee Stock Ownership Plan—Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is determined based on the average fair value of shares committed to be released during the period and is recognized as the shares are committed to be released. For the purpose of earnings per share, ESOP shares are included in weighted-average common shares outstanding as the shares are committed to be released.

Stock Compensation Plans—Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), provides that entities may adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also provides that an entity may measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company applies the provisions of APB Opinion No. 25 in accounting for its stock option plan. No compensation cost has been recognized for options granted to employees as all options granted had an exercise price equal to the market price of the underlying stock on the grant date. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS 123, the Company’s pro forma net income and pro forma earnings per share would have been as follows:

	2003		2002		2001
	As Reported	Pro forma	As Reported	Pro forma	As Reported	Pro forma

Net income (in thousands)	$7,456	$7,438	$7,778	$7,748	$5,460	$4,934
Earnings per share:
Basic	$1.46	$1.46	$1.44	$1.43	$0.88	$0.80

Diluted	$1.38	$1.38	$1.38	$1.38	$0.87	$0.79

The proforma effects are computed using the Binomial option-pricing model, with the following weighted-average assumptions at the grant date:

	2003	2002	2001

Risk-free interest rate	3.18% to 3.82%	4.43% to 5.22%	4.89% to 5.11%
Expected option life (years)	7.00	7.00	7.00
Expected stock price volatility	11% - 14%	17% - 18%	18% - 22%
Dividend yield	2.02% to 2.50%	2.30%	1.90% to 2.10%

Earnings Per Common Share—Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Stock Split—On November 25, 2003, the Board of Directors of the Company declared a two-for-one stock split payable December 31, 2003, to the stockholders of record December 17, 2003. Stockholders’ equity, including shares, has been retroactively restated to reflect the stock split as of the earliest date presented in this report. All per share amounts and weighted average shares outstanding have been restated to reflect the stock split.

Recent Accounting Pronouncements—In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted this statement on December 31, 2003. See the disclosures in Note 11.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS 149 on July 1, 2003 did not have a material effect on the financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS 150 on July 1, 2003 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003) (“FIN 46R”) establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of the VIE entity is the entity that absorbs a majority of expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. Prior to the implementation of FIN 46R, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46R were effective for public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. FIN 46R does not have an effect on the Company because the Company is not involved with any such entities.

Reclassifications—Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2003.

2.                                      RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2003 and 2002, these reserve balances amounted to $520,000 and $4,875,000, respectively.

3.                                      INVESTMENT SECURITIES

Investment securities consisted of the following at December 31 (in thousands):

	2003
Held To Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Certificates of deposit	$9,000	$—	$—	$9,000
Municipal securities	14,303	426	31	14,698
U.S. Government and Agency obligations	57,076	266	877	56,465

Total	$80,379	$692	$908	$80,163

	2002
Held To Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Certificates of deposit	$40,341	$54	$—	$40,395
Municipal securities	8,728	183	25	8,886
U.S. Government and Agency obligations	65,402	1,064	13	66,453

Total	$114,471	$1,301	$38	$115,734

The following table shows gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$1,824	$31	$—	$—	$1,824	$31
U.S. Government and Agency obligations	22,229	877	—	—	22,229	877

	$24,053	$908	$—	$—	$24,053	$908

The Company has pledged investment securities held to maturity with carrying values of approximately $15.5 million and $22.4 million at December 31, 2003 and 2002, respectively, as collateral for certain deposits in excess of $100,000.

The scheduled maturities of debt securities at December 31, 2003, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2003
	Amortized Cost	Fair Value

Within one year	$9,500	$9,508
Due from one year to five years	2,100	2,134
Due from five years to ten years	9,610	9,665
Due after ten years	59,169	58,856

Total	$80,379	$80,163

As of December 31, 2003 and 2002, investments with carrying values of approximately $70 million and $80 million, respectively, have call options held by the issuer, of which approximately $55 million and $68 million, respectively, are callable within one year.

4.                                      LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2003	2002

First mortgage loans:
One-to four-family residences	$256,796	$289,106
Commercial	82,895	64,888
Multi-family	9,998	5,821
Other	2,234	1,735
Construction	89,332	49,144
Less:
Unearned discounts	(119)	(178)
Undisbursed loan funds	(35,181)	(20,618)
Deferred loan fees—net	(784)	(1,414)

Total first mortgage loans	405,171	388,484

Consumer and other loans:
Commercial loans	33,672	28,213
Automobile	22,087	22,570
Consumer loans	10,167	7,741
Home equity and second mortgage	36,332	31,670
Savings loans	2,353	2,158
Other	4,349	3,907
Deferred loan costs—net	246	254

Total consumer and other loans	109,206	96,513

Allowance for loan losses	(1,621)	(1,529)

Loans receivable—net	$512,756	$483,468

At December 31, 2003 and 2002, loans receivable included loans committed to be sold with net book values of $1.7 and $8.3 million, respectively.

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31
	2003	2002

Impaired loans without a valuation allowance	$1,352	$—
Impaired loans with a valuation allowance	—	4,219

Total impaired loans	$1,352	$4,219

Valuation allowance related to impaired loans	$—	$442

Total non-accrual loans	$2,331	$2,728

Total loans past-due ninety days or more and still accruing	$400	$—

	Year Ended December 31
	2003	2002

Average investment in impaired loans	$4,660	$4,351

Interest income recognized on impaired loans	$401	$332

Interest income recognized on a cash basis on impaired loans	$88	$—

No additional funds are committed to be advanced in connection with impaired loans.

5.                                      ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2003	2002

Loans	$3,229	$2,992
Investment securities	860	1,388

Total	$4,089	$4,380

6.                                      ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

A summary of the activity in the allowances for loan and real estate losses is as follows for the years ended December 31 (in thousands):

	2003		2002		2001
	Loans	Real Estate	Loans	Real Estate	Loans	Real Estate

Balance—beginning of year	$1,529	$—	$923	$—	$691	$—

Provisions for estimated losses	690	35	1,500	16	452	8
Recoveries	80		92		17
Losses charged off	(678)	(35)	(986)	(16)	(237)	(8)

Balance—end of year	$1,621	$—	$1,529	$—	$923	$—

7.                                      OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2003	2002

Land and land improvements	$3,143	$2,508
Buildings and improvements	11,544	5,152
Furniture and equipment	4,895	5,273
Automobiles	754	680
Construction in progress	—	2,986

Total	20,336	16,599

Accumulated depreciation	(6,098)	(5,909)

Office properties and equipment—net	$14,238	$10,690

Depreciation expense for the years ended December 31, 2003, 2002, and 2001, amounted to approximately $1,167,000, $819,000, and $704,000, respectively.

8.                                      DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2003	2002

Demand and NOW accounts, including noninterest-bearing deposits of $23,821 and $22,890 in 2003 and 2002, respectively	$96,090	$86,851
Money market	108,400	80,020
Regular savings	29,269	27,772
Certificates of deposit	339,821	374,119

Total	$573,580	$568,762

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $80 million and $88 million at December 31, 2003 and 2002, respectively.

At December 31, 2003, scheduled maturities of certificates of deposit are as follows (in thousands):

Year Ending December 31

2004	$187,585
2005	47,689
2006	36,082
2007	34,587
2008	7,062
2009 and thereafter	26,816

Total	$339,821

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2003	2002	2001

NOW and demand deposits	$454	$760	$1,189
Money market	1,703	1,641	734
Regular savings and certificate accounts	12,536	17,106	25,662
Early withdrawal penalties	(86)	(61)	(88)

Total	$14,607	$19,446	$27,497

Eligible deposits of the Bank are insured up to $100 thousand by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

9.                                      FEDERAL HOME LOAN BANK STOCK AND ADVANCES

The Bank is a member of the Federal Home Loan Bank System. As a member of this system, it is required to maintain an investment in capital stock of the Federal Home Loan Bank (“FHLB”) in an amount equal to the sum of .20% of total assets as of the previous December 31 and 4.25% of outstanding advances. No ready market exists for such stock and it has no quoted market value. The carrying value of the stock is its cost.

The Bank pledges eligible collateral for its FHLB advances as defined in its blanket lien agreement with the FHLB as well as its FHLB demand deposit account and FHLB stock. Eligible collateral under the blanket lien includes First Mortgage Collateral (as defined), multi-family residential mortgages meeting the requirements for eligibility as First Mortgage Collateral, U.S. Government and Agency Securities (as defined), privately issued mortgage-backed securities that qualify as eligible collateral under applicable regulations, Federal Home Loan Bank Term Deposit Accounts, and other non-securitized real estate related collateral. Advances at December 31, 2003 and 2002, consisted of the following (in thousands):

	2003		2002
Amounts Maturing in Year Ending December 31	Weighted Average Rate	Amount	Weighted Average Rate	Amount

2003		$—	3.46%	$20,896
2004	2.22%	15,456	3.56%	4,035
2005	4.79%	9,503	5.49%	6,998
2006	2.93%	4,740	3.06%	2,163
2007	3.53%	5,551	4.17%	2,900
2008	2.96%	1,677	3.26%	191
Thereafter	4.06%	2,635	3.65%	1,427

Total	3.26%	$39,562	3.86%	$38,610

10.                               INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31
	2003	2002	2001

Income tax provision (benefit):
Current	$3,279	$4,085	$2,505
Deferred	60	(80)	22

Total	$3,339	$4,005	$2,527

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Year Ended December 31
	2003		2002		2001

Taxes at statutory rate	$3,670	34.0%	$4,006	34.0%	$2,715	34.0%
Increase (decrease) resulting from:
State income tax—net	276	2.5%	244	2.1%	—	—
Earnings on life insurance policies	(288)	(2.7)%	(299)	(2.5)%	(127)	(1.6)%
Nontaxable investments	(153)	(1.4)%	(89)	(0.8)%	(67)	(0.8)%
Other—net	(166)	(1.5)%	143	1.2%	6

Total	$3,339	30.9%	$4,005	34.0%	$2,527	31.6%

The Company’s net deferred tax liability account was comprised of the following at December 31 (in thousands):

	2003	2002

Deferred tax assets:
Stock based compensation	$119	$146
Allowance for loan losses	621	500

Total deferred tax assets	740	646

Deferred tax liabilities:
Office properties	(561)	(285)
Federal Home Loan Bank stock	(700)	(923)
Pension plan contribution	(142)	(41)

Total deferred tax liabilities	(1,403)	(1,249)

Net deferred tax liability	$(663)	$(603)

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2003 and 2002. Payment of dividends to shareholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

11.                               BENEFIT PLANS

Stock Option Plan—The Stock Option Plan (“SOP”) provides for a committee of the Company’s Board of Directors to award incentive stock options, non-qualified or compensatory stock options and stock appreciation rights representing up to 1,030,750 shares of Company stock. One-fifth of the options granted vested immediately upon grant, with the balance vesting in equal amounts on the four subsequent anniversary dates of the grant. Options granted vest immediately in the event of retirement, disability, or death. Stock options granted expire in ten years.

Under the SOP, options have been granted to directors and key employees to purchase common stock of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. Options granted are summarized as follows:

Year Granted	Range of Exercise Prices	Weighted Average Remaining Contract Life

1997	$ 9.63 - 10.19	3.2 years
1998	11.63 - 12.00	3.7 years
1999	8.53 - 9.32	3.4 years
2000	7.38 - 9.13	6.7 years
2001	9.35 - 11.35	7.6 years
2002	12.20 - 12.32	8.6 years
2003	12.93 - 16.11	9.3 years

A summary of the status of the Company’s SOP as of December 31, 2003, 2002, and 2001, and changes during the years ending on those dates are presented below:

	Shares	Weighted Average Exercise Price

Outstanding—January 1, 2001	1,001,130	$9.67

Granted	16,000	10.27

Outstanding—December 31, 2001	1,017,130	9.68

Exercised	(43,800)	9.65
Granted	10,000	12.29
Forfeited	(800)	8.53

Outstanding—December 31, 2002	982,530	9.71

Exercised	(145,768)	9.73
Granted	8,000	14.19
Expired	(3,200)	9.91
Forfeited	(2,000)	11.71

Outstanding—December 31, 2003	839,562	$9.74

Options exercisable—December 31, 2003	819,962	$9.69

Management Recognition and Retention Plan—The Management Recognition and Retention Plan (“MRR Plan”) provides for a committee of the Company’s Board of Directors to award restricted stock to key officers as well as non-employee directors. The MRR Plan authorizes the Company to grant up to 412,300 shares of the Company stock, of which 401,688 shares have been granted through December 31, 2003. Compensation expense has been recognized over the vesting period based on the fair market value of the shares on the grant date. Shares granted will be deemed vested in the event of disability or death. Approximately $45,000 and $297,000 in compensation expense was recognized during the years ended December 31, 2003 and 2001, respectively. No compensation expense was recognized during the year ended December 31, 2002.

Employee Stock Ownership Plan—The Company established an Employee Stock Ownership Plan on May 3, 1996. During 1996, the ESOP borrowed $4.1 million from the Company to purchase shares of Company stock. The loan is collateralized by the shares that were purchased with the proceeds of the loan. As the loan is repaid, ESOP shares will be allocated to participants of the ESOP and are available for release to the participants subject to the vesting provisions of the ESOP.

Forfeitures of nonvested benefits will be reallocated among remaining participating employees in the same proportion as contributions. During each of the years ended December 31, 2003, 2002, and 2001, 83,208 shares were released by the ESOP to participant accounts. At December 31, 2003, there were 563,875 shares allocated to participant accounts and 187,217 unallocated shares. The fair value of the unallocated shares amounted to approximately $3.8 million at December 31, 2003.

During the years ended December 31, 2003, 2002, and 2001, ESOP expense was approximately $1.2 million, $924,000, and $754,000, respectively.

Other Postretirement Benefits—The Bank is a participant in a multi-employer retirement plan and therefore separate information is not available. The plan is noncontributory and covers substantially all employees. The plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Net pension expense was approximately $480,000 and $108,000 for the years ended December 31, 2003 and 2002, respectively. There was no net pension cost for the year ended December 31, 2001.

12.                               EARNINGS PER SHARE

	Year Ended December 31, 2003
	Income (In Thousands) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS—Income available to common stockholders	$7,456	5,099,844	$1.46

Effect of dilutive securities—Stock options	—	286,983

Diluted EPS—Income available to common stockholders and assumed conversions	$7,456	5,386,827	$1.38

	Year Ended December 31, 2002
	Income (In Thousands) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS—Income available to common stockholders	$7,778	5,413,076	$1.44

Effect of dilutive securities—Stock options	—	207,362

Diluted EPS—Income available to common stockholders and assumed conversions	$7,778	5,620,438	$1.38

	Year Ended December 31, 2001
	Income (In Thousands) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS—Income available to common stockholders	$5,460	6,195,754	$0.88

Effect of dilutive securities-Stock options	—	58,040

Diluted EPS—Income available to common stockholders and assumed conversions	$5,460	6,253,794	$0.87

13.                               OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition.

The Bank does not use financial instruments with off-balance sheet risk as part of its asset/liability management program or for trading purposes. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Such collateral consists primarily of residential properties. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The funding period for construction loans is generally six-to twelve-months and commitments to originate mortgage loans are generally outstanding for 60 days or less.

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

•                  the origination, purchase or sale of loans;

•                  the purchase of investment securities;

•                  the fulfillment of commitments under letters-of-credit, extensions of credit on home equity lines of credit, construction loans, and under predetermined overdraft protection limits; and

•                  the commitment to fund withdrawals of certificates of deposit at maturity.

At December 31, 2003, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2003, the Company had no interests in non-consolidated special purpose entities.

At December 31, 2003, commitments included:

•                  total approved loan origination commitments outstanding amounting to $14.2 million, including $4.3 million of loans committed to sell;

•                  commitments to purchase loans of $3.9 million;

•                  rate lock agreements with customers of $4.3 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $1.7 million;

•                  unadvanced portion of construction loans of $35.2 million;

•                  unused lines of credit of $20.8 million;

•                  outstanding standby letters of credit of $1.7 million;

•                  total predetermined overdraft protection limits of $9.7 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $187.6 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $4.3 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2003.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2003, overdrafts of accounts with Bounce Protection™ represented usage of 2.1% of the limit.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

14.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2003		December 31, 2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$56,201	$56,201	$44,493	$44,493
Investment securities—held to maturity	80,379	80,163	114,471	115,734
Federal Home Loan Bank stock	3,749	3,749	5,064	5,064
Loans receivable—net	512,756	518,666	483,468	492,750
Cash surrender value of life insurance	17,102	17,102	16,254	16,254
Accrued interest receivable	4,089	4,089	4,380	4,380
Commitments	1	1	85	85

LIABILITIES:
Deposits:
Demand, NOW, money market and regular savings	233,759	233,759	194,643	194,643
Certificates of deposit	339,821	348,208	374,119	380,574
Federal Home Loan Bank advances	39,562	40,062	38,610	39,664
Accrued interest payable	244	244	331	331
Advance payments by borrowers for taxes and insurance	725	725	760	760
Commitments	1	1	85	85

For cash and cash equivalents, Federal Home Loan Bank stock, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to Federal Home Loan Bank stock, the ability to sell the stock back to the Federal Home Loan Bank at cost. The fair value of investment securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of variable rate loans is based on repricing dates. Fixed-rate loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans as to credit risk and term.

The fair value of demand deposit accounts, NOW accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit and Federal Home Loan Bank advances is estimated using the rates currently offered for deposits of similar terms and advances of similar remaining maturities at the reporting date. For advance payments by borrowers, for taxes and insurance and for accrued interest payable the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.                               CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

16.                               RETAINED EARNINGS—SUBSTANTIALLY RESTRICTED

Upon conversion, the Company established a special liquidation account for the benefit of eligible account holders and the supplemental eligible account holders in an amount equal to the net worth of the Bank as of the date of its latest statement of financial condition contained in the final offering circular used in connection with the conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts in the Bank after conversion. In the event of a complete liquidation (and only in such event), each eligible and supplemental eligible account holder will be entitled to receive a liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account referred to above.

17.                               REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision (“OTS”). Failure to meet minimum capital requirements can initiate certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible capital (as defined in the regulations) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 2003 and 2002, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum core (Tier I leverage), Tier I risk-based, and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:

Tangible Capital to Tangible Assets	$70,868	10.27%	$10,353	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	70,868	10.27%	27,608	4.00%	$34,509	5.00%

Total Capital to Risk-Weighted Assets	72,237	16.25%	35,557	8.00%	44,447	10.00%

Tier I Capital to Risk-Weighted Assets	70,868	15.94%	N/A	N/A	26,668	6.00%

As of December 31, 2002:

Tangible Capital to Tangible Assets	66,509	9.78%	10,196	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	66,509	9.78%	27,190	4.00%	$33,988	5.00%

Total Capital to Risk-Weighted Assets	67,413	17.03%	31,675	8.00%	39,593	10.00%

Tier I Capital to Risk-Weighted Assets	66,509	16.80%	N/A	N/A	23,756	6.00%

18.                               RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests was approximately $2.5 and $3.0 million at December 31, 2003 and 2002, respectively.

Deposits from related parties held by the Bank at December 31, 2003 and 2002 amounted to $3.9 and $3.7 million, respectively.

19.                               PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2003 and 2002, and condensed statements of income and of cash flows for each of the three years in the period ended December 31, 2003, for First Federal Bancshares of Arkansas, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2003 AND 2002

(In thousands)

	2003	2002
ASSETS

Cash and cash equivalents (deposits in Bank)	$236	$391
Loan to Bank subsidiary	3,195	1,967
Accrued interest receivable	2	2
Investment in Bank	71,122	66,509
Other assets	938	747

TOTAL	$75,493	$69,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$415	$350
Stockholders’ equity	75,078	69,266

TOTAL	$75,493	$69,616

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(In thousands)

	2003	2002	2001

INCOME:
Dividends from the Bank	$3,000	$8,000	$12,900
Interest income—loan to the Bank	24	34	139

Total income	3,024	8,034	13,039

EXPENSES:
Management fees	66	66	66
Other operating expenses	228	184	144

Total expenses	294	250	210

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	2,730	7,784	12,829

INCOME TAX BENEFIT	103	82	24

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	2,833	7,866	12,853

EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	4,623	(88)	(7,393)

NET INCOME	$7,456	$7,778	$5,460

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(In thousands)

	2003	2002	2001

OPERATING ACTIVITIES:
Net income	$7,456	$7,778	$5,460
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (earnings) loss of Bank	(4,623)	88	7,393
Release of ESOP shares	1,322	1,016	850
Stock compensation expense	45		297
Changes in operating assets and liabilities:
Accrued interest receivable		4	5
Other assets	(190)	(236)	297
Accrued expenses and other liabilities	264	30	114

Net cash provided by operating activities	4,274	8,680	14,416

INVESTING ACTIVITIES—Loan to bank—net of repayments	(1,228)	2,129	(2,278)

Net cash provided by (used in) investing activities	(1,228)	2,129	(2,278)

FINANCING ACTIVITIES:
Purchase of treasury stock	(2,805)	(9,547)	(10,682)
Dividends paid	(1,814)	(1,471)	(1,437)
Stock options exercised	1,418	422

Net cash used in financing activities	(3,201)	(10,596)	(12,119)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(155)	213	19

CASH AND CASH EQUIVALENTS:
Beginning of period	391	178	159

End of period	$236	$391	$178

******

SELECTED QUARTERLY OPERATING RESULTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2003	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER
Interest income	$9,463	$9,475	$9,716	$10,091
Interest expense	3,681	3,799	4,118	4,388
Net interest income	5,782	5,676	5,598	5,703
Provision for loan losses	71	204	136	279
Net interest income after provision for loan losses	5,711	5,472	5,462	5,424
Noninterest income	1,441	1,861	2,145	1,542
Noninterest expense	4,689	4,547	4,994	4,033
Income before income taxes	2,463	2,786	2,613	2,933
Provision for income taxes	750	914	726	949
Net income	$1,713	$1,872	$1,887	$1,984

Earnings per share(1):
Basic	$0.33	$0.37	$0.37	$0.39
Diluted	$0.31	$0.35	$0.35	$0.38

Selected Ratios (Annualized):
Net interest margin	3.59%	3.50%	3.45%	3.55%
Return on average assets	0.99	1.08	1.09	1.16
Return on average equity	9.16	10.19	10.48	11.24

YEAR ENDED DECEMBER 31, 2002	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER
Interest income	$10,678	$11,070	$11,142	$11,204
Interest expense	4,757	5,122	5,708	6,046
Net interest income	5,921	5,948	5,434	5,158
Provision for loan losses	518	247	373	362
Net interest income after provision for loan losses	5,403	5,701	5,061	4,796
Noninterest income	1,477	1,323	1,259	1,287
Noninterest expense	3,920	3,617	3,570	3,417
Income before income taxes	2,960	3,407	2,750	2,666
Provision for income taxes	996	1,183	916	910
Net income	$1,964	$2,224	$1,834	$1,756

Earnings per share(1):
Basic	$0.38	$0.42	$0.33	$0.31
Diluted	$0.36	$0.40	$0.32	$0.30

Selected Ratios (Annualized):
Net interest margin	3.73%	3.73%	3.35%	3.21%
Return on average assets	1.16	1.32	1.07	1.03
Return on average equity	11.33	12.78	10.26	9.73

(1)    Basic and diluted earnings per share, as well as basic and diluted shares outstanding, have been restated for the effect of the two-for-one stock split paid on December 31, 2003.  Basic and diluted shares outstanding are summarized below.

	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER
YEAR ENDED DECEMBER 31, 2003
Basic weighted — average shares	5,119,672	5,105,834	5,088,516	5,084,904
Effect of dilutive securities	348,725	306,971	255,572	202,249
Diluted weighted — average shares	5,468,397	5,412,805	5,344,088	5,287,153

YEAR ENDED DECEMBER 31, 2002
Basic weighted — average shares	5,118,728	5,270,438	5,553,300	5,717,988
Effect of dilutive securities	219,984	221,698	213,474	170,526
Diluted weighted — average shares	5,338,712	5,492,136	5,766,774	5,888,514

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

The information required herein is incorporated by reference from pages 4 to 9 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 28, 2004 (“Definitive Proxy Statement”).

Item 11.  Executive Compensation.

The information required herein is incorporated by reference from pages 13 to 17 and page 19 of the Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference from pages 10 to 12 of the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

The information required herein is incorporated by reference from page 16 of the Definitive Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required herein is incorporated by reference from pages 17 and 18 of the Definitive Proxy Statement.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Documents Filed as Part of this Report

(1) Financial statements have been included in Item 8.

(2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Index

2.1*	Plan of Conversion
3.1*	Articles of Incorporation of First Federal Bancshares of Arkansas, Inc.
3.2*	Bylaws of First Federal Bancshares of Arkansas, Inc.
4.0**	Stock Certificate of First Federal Bancshares of Arkansas, Inc.
10.6*	Employment Agreement between the Company, the Bank and Larry J. Brandt
10.7***	Employment Agreement between the Company, the Bank and Tommy W. Richardson
10.8***	Employment Agreement between the Company, the Bank and Sherri R. Billings
21.0	Subsidiaries of the Registrant - Reference is made to “Item 1 Business - Subsidiaries” for the required information
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

(*)        Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-612) filed with the SEC.

(**)      Incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the SEC.

(***)   Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC.

(b)          Reports on Form 8-K

On October 29, 2003, a Form 8-K was filed for the Company’s October 29, 2003 press release announcing results of operations for the quarter ended September 30, 2003.

On November 5, 2003, a Form 8-K was filed for the Company’s November 5, 2003, press release announcing stock repurchase program activity.

On November 25, 2003, a Form 8-K was filed for the Company’s November 25, 2003, press release announcing a quarterly cash dividend.

On December 9, 2003, a Form 8-K was filed for the Company’s December 8, 2003, press release announcing a two-for-one stock split.

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

/s/ Larry J. Brandt	March 5, 2004
Larry J. Brandt
President and Chief Executive Officer

/s/ John P. Hammerschmidt	March 5, 2004
John P. Hammerschmidt
Chairman

/s/ James D. Heuer	March 5, 2004
James D. Heuer
Director

/s/ Kenneth C. Savells	March 5, 2004
Kenneth C. Savells
Director

/s/ Frank Conner	March 5, 2004
Frank Conner
Director

/s/ Sherri R. Billings	March 5, 2004
Sherri R. Billings
Executive Vice President and Chief Financial Officer