Form 10-Q
period 2004-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2004-05-10
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 30, 2004, there were issued and outstanding 5,315,256 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

Part I.

Financial Information

		Page

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2004 and December 31, 2003 (unaudited)	1

	Consolidated Statements of Income for the three months ended March 31, 2004 and 2003 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2004 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II.

Other Information

Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$32,573	$56,201
Investment securities held to maturity	88,661	80,379
Federal Home Loan Bank stock	3,763	3,749
Loans receivable, net	534,353	512,756
Accrued interest receivable	4,324	4,089
Real estate acquired in settlement of loans, net	597	822
Office properties and equipment, net	14,720	14,238
Cash surrender value of life insurance	17,313	17,102
Prepaid expenses and other assets	980	1,317

TOTAL ASSETS	$697,284	$690,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$580,847	$573,580
Federal Home Loan Bank advances	37,490	39,562
Advance payments by borrowers for taxes and insurance	887	725
Other liabilities	2,478	1,708
Total liabilities	621,702	615,575

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 5,315,256 and 5,340,086 shares outstanding at March 31, 2004 and December 31, 2003, respectively	103	103
Additional paid-in capital	53,415	52,950
Employee stock benefit plans	(914)	(1,025)
Retained earnings-substantially restricted	73,862	72,634
	126,466	124,662
Treasury stock, at cost, 4,992,246 and 4,967,416 shares at March 31, 2004 and December 31, 2003, respectively	(50,884)	(49,584)
Total stockholders’ equity	75,582	75,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$697,284	$690,653

See notes to Unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003

INTEREST INCOME:
Loans receivable	$8,329	$8,808
Investment securities:
Taxable	794	1,052
Nontaxable	166	104
Other	91	127
Total interest income	9,380	10,091

INTEREST EXPENSE:
Deposits	3,187	4,023
Other borrowings	319	365
Total interest expense	3,506	4,388

NET INTEREST INCOME	5,874	5,703

PROVISION FOR LOAN LOSSES	259	279

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,615	5,424

NONINTEREST INCOME:
Deposit fee income	692	556
Earnings on life insurance policies	211	217
Gain on sale of loans	127	402
Other	402	367
Total noninterest income	1,432	1,542

NONINTEREST EXPENSES:
Salaries and employee benefits	2,673	2,450
Net occupancy expense	492	360
Data processing	408	365
Professional fees	108	92
Advertising and public relations	128	151
Postage and supplies	179	177
Other	486	438
Total noninterest expenses	4,474	4,033

INCOME BEFORE INCOME TAXES	2,573	2,933
INCOME TAX PROVISION	813	949
NET INCOME	$1,760	$1,984

EARNINGS PER SHARE:
Basic	$0.34	$0.39

Diluted	$0.32	$0.38

Cash Dividends Declared	$0.10	$0.08

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(In thousands, except share data)

(Unaudited)

			Additional Paid-In Capital	Employee Stock Benefit Plans	Retained Earnings
	Issued Common Stock
	Shares	Amount

Balance, December 31, 2003	10,307,502	$103	$52,950	$(1,025)	$72,634
Net income					1,760
Release of ESOP shares			325	104
Tax effect of stock compensation plan			171
Treasury shares reissued due to exercise of stock options			(31)
Purchase of treasury stock, at cost
MRP shares				7
Dividends paid					(532)

Balance, March 31, 2004	10,307,502	$103	$53,415	$(914)	$73,862

			Total Stockholders’ Equity
	Treasury Stock
	Shares	Amount

Balance, December 31, 2003	4,967,416	(49,584)	75,078
Net income			1,760
Release of ESOP shares			429
Tax effect of stock compensation plan			171
Treasury shares reissued due to exercise of stock options	(74,170)	745	714
Purchase of treasury stock, at cost	99,000	(2,045)	(2,045)
MRP shares			7
Dividends paid			(532)

Balance, March 31, 2004	4,992,246	$(50,884)	$75,582

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

OPERATING ACTIVITIES:
Net income	$1,760	$1,984
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	259	279
Provision for real estate losses	—	14
Deferred tax provision (benefit)	43	(116)
Accretion of discounts on investment securities, net	(33)	(7)
Federal Home Loan Bank stock dividends	(14)	(31)
(Gain) loss on disposition of office properties and equipment	(34)	4
(Gain) on sale of repossessed assets, net	(6)	(7)
Originations of loans held for sale	(10,604)	(27,624)
Proceeds from sales of loans	10,613	32,602
Gain on sale of loans originated to sell	(127)	(402)
Depreciation	298	251
Amortization (accretion) of deferred loan fees, net	3	(118)
Release of ESOP shares	429	268
MRP compensation expense	7	—
Earnings on life insurance policies	(211)	(217)
Changes in operating assets and liabilities:
Accrued interest receivable	(235)	252
Prepaid expenses and other assets	323	197
Other liabilities	298	854
Net cash provided by operating activities	2,769	8,183

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(63,878)	(49,181)
Proceeds from maturities/calls of investment securities held to maturity	55,879	69,064
Loan participations sold	2,709	—
Loan originations, net of repayments	(24,404)	(9,146)
Proceeds from sales of repossessed assets	215	53
Proceeds from sales of office properties and equipment	546	—
Purchases of office properties and equipment	(958)	(2,187)
Net cash provided by (used in) investing activities	(29,891)	8,603

FINANCING ACTIVITIES:
Net increase in deposits	7,267	6,781
Advances from FHLB	2,033	11,000
Repayment of advances from FHLB	(4,105)	(5,426)
Net increase in advance payments by borrowers for taxes and insurance	162	67
Purchase of treasury stock	(2,045)	(1,206)
Reissued treasury stock	714	479
Dividends paid	(532)	(427)
Net cash provided by financing activities	3,494	11,268

Net increase (decrease) in cash and cash equivalents	(23,628)	28,054

CASH AND CASH EQUIVALENTS:
Beginning of period	$56,201	$44,493
End of period	$32,573	$72,547

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,489	$4,417
Income taxes	$168	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of Loans	$151	$533
Loans to facilitate sales of real estate owned	$197	$137
Investment securities traded, recorded in investments not yet settled in cash	$250	$2,000

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Principles of Consolidation

First Federal Bancshares of Arkansas, Inc. (the “Company”) is a unitary holding company which owns all of the stock of First Federal Bank of Arkansas, FA (the “Bank”).  The Bank provides a broad line of financial products to individuals and small- to medium-sized businesses in Northwest and Northcentral Arkansas.  The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The accompanying unaudited consolidated financial statements include the accounts of the Company and the Bank.  All material intercompany transactions have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, contained in the Company’s 2003 Annual Report to Stockholders.

Certain amounts in the March 31, 2003, unaudited consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2004.

Note 2 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended March 31, 2004 and 2003 were as follows:

	Three months ended March 31,
	2004	2003
Basic weighted - average shares	5,146,747	5,084,904
Effect of dilutive securities	345,290	202,248
Diluted weighted - average shares	5,492,037	5,287,152

Note 3 – Stock Option Plan

At March 31, 2004, the Company had one stock option plan in effect covering key employees and directors.  The plan is more fully described in the Notes to Consolidated Financial Statements included in the Company’s 2003 Annual Report to Stockholders.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee or director compensation cost is recognized in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:

	Three Months Ended March 31,
	2004	2003
Net income (in thousands):
As reported	$1,760	$1,984
Proforma	1,754	1,977
Earnings per share:
Basic, as reported	$0.34	$0.39
Basic, proforma	0.34	0.39
Diluted, as reported	0.32	0.38
Diluted, proforma	0.32	0.37

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between March 31, 2004 and December 31, 2003 are presented in the following table (dollars in thousands).  Material changes between periods will be discussed in the sections which follow the table.

	March 31, 2004	December 31, 2003	Increase (Decrease)	Percentage Change
ASSETS
Cash and cash equivalents	$32,573	$56,201	$(23,628)	(42.0)%
Investment securities held to maturity	88,661	80,379	8,282	10.3%
Loans receivable, net	534,353	512,756	21,597	4.2%
Prepaid expenses and other assets	41,697	41,317	380	0.9%

TOTAL	$697,284	$690,653	$6,631	1.0%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$580,847	$573,580	$7,267	1.3%
Other borrowings	37,490	39,562	(2,072)	(5.2)%
Other liabilities	3,365	2,433	932	38.3%

Total liabilities	621,702	615,575	6,127	1.0%

STOCKHOLDERS’ EQUITY	75,582	75,078	504	0.7%

TOTAL	$697,284	$690,653	$6,631	1.0%

BOOK VALUE PER SHARE	$14.22	$14.06

EQUITY TO ASSETS	10.8%	10.9%

Loans Receivable.  Changes in loan composition between March 31, 2004 and December 31, 2003 are presented in the following table (dollars in thousands).

	March 31, 2004	December 31, 2003	Increase (Decrease)	Percentage Change

One- to four- family residences	$265,986	$259,121	$6,865
Multi-family	9,516	7,673	1,843
Commercial real estate	104,721	97,310	7,411
Construction	104,903	89,332	15,571
Total first mortgage loans	485,126	453,436	31,690	7.0%

Commercial	20,810	21,491	(681)	(3.2)%

Home equity and second mortgage	37,100	36,332	768
Automobile	21,414	22,087	(673)
Other	17,770	16,869	901
Total consumer	76,284	75,288	996	1.3%

Total loans receivable	582,220	550,215	32,005	5.8%
Less:
Undisbursed loan funds	(45,541)	(35,181)	(10,360)
Unearned discounts and net deferred loan fees	(623)	(657)	34
Allowance for loan losses	(1,703)	(1,621)	(82)

Total loans receivable, net	$534,353	$512,756	$21,597	4.2%

Certain 2003 amounts in the table above have been reclassified to conform to the 2004 presentation.

The interest rate environment and robust economies of our market areas have continued to provide increased demand for our loan products.  The Bank has continued its emphasis on real estate lending, particularly commercial real estate lending, to increase the average yield on its portfolio, expand its operations, and provide greater opportunities to cross-sell its products.  This quarter we also experienced an increase in one-to four- family residential loans held for investment, which coincides with the decrease in secondary market activity.  Construction lending has continued to increase, with $9.9 million of the increase due to one- to four- family residential construction, $4.9 million due to multi-family construction, and the remainder due to commercial real estate construction

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	March 31, 2004	December 31, 2003
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$2,181	$1,537
Multi-family residential	—	—
Construction loans	—	—
Commercial real estate	677	99
Commercial loans	296	131
Consumer loans	462	564
Total nonaccrual loans	3,616	2,331

Restructured loans	—	1,352
Real estate owned	597	822

Nonperforming assets	$4,213	$4,505

Total nonaccrual and restructured loans as a percentage of total loans receivable	0.62%	0.67%

Total nonperforming assets as a percentage of total assets	0.60%	0.65%

Restructured loans reported at December 31, 2003, is comprised of a group of loans to related borrowers.  At that date the loans were not over 90 days past due.  At March 31, 2004, these loans were over 90 days past due and are included in nonaccrual loans in the one- to four- family and commercial real estate categories in the table above.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$1,621	$1,529
Provisions for estimated losses	259	279
Recoveries	24	27
Losses charged off	(201)	(174)
Balance at end of period	$1,703	$1,661

Changes in the composition of the allowance for loan losses between March 31, 2004 and December 31, 2003 are presented in the following table (in thousands):

	March 31, 2004	December 31, 2003	Increase (Decrease)
General	$1,355	$1,306	$49
Specific	298	252	46
Unallocated	50	63	(13)
	$1,703	$1,621	$82

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as conditions change and more information becomes available.

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

Although we consider the allowance for loan losses of $1.7 million appropriate and adequate to cover losses inherent in our loan portfolio at March 31, 2004, no assurance can be given that we will not sustain loan losses that are significantly different from the amount provided, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between March 31, 2004 and December 31, 2003 are presented in the following table (dollars in thousands).

	March 31, 2004	December 31, 2003	Increase (Decrease)
Certificates of deposit	$23,000	$9,000	$14,000
U.S. Government and agency obligations	50,666	57,076	(6,410)
Municipal securities	14,995	14,303	692
Total	$88,661	$80,379	$8,282

During the first quarter of 2004, investment securities totaling $64.1 million were purchased and $55.9 million matured or were called.  The majority of these purchases and maturities were shorter-term certificates of deposit.  The decrease in U.S. Government and agency obligations was due to calls and maturities in excess of purchases.

At March 31, 2004, estimated fair values of investment securities held to maturity were as follows:

	Amortized Cost	Fair Value

Certificates of deposit	$23,000	$23,000
U.S. Government and agency obligations	50,666	50,742
Municipal securities	14,995	15,517
Total	$88,661	$89,259

Deposits.  Changes in the composition of deposits between March 31, 2004 and December 31, 2003 are presented in the following table (dollars in thousands).

	March 31, 2004	December 31, 2003	Increase (Decrease)	Percentage Change

DDA and NOW accounts	$101,287	$96,090	$5,197	5.4%
Money Market accounts	117,946	108,400	9,546	8.8%
Savings accounts	32,084	29,269	2,815	9.6%
Certificates of deposit	329,530	339,821	(10,291)	(3.0)%

Total deposits	$580,847	$573,580	$7,267	1.3%

The Bank continued to experience a change in the mix of deposits due to the low interest rate environment during the quarter.  Certificates of deposit decreased while money market, savings, and demand and NOW deposit accounts increased.  Checking accounts are an attractive source of funds for the Bank as they offer low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.  The Bank does not advertise for deposits outside of its primary market area of Northcentral and Northwest Arkansas or utilize the services of deposit brokers.

Other Liabilities.  Other liabilities increased primarily due to payment timing differences between December 31, 2003 and March 31, 2004.  Timing differences include a $250,000 payable for investment securities purchased which had not settled, as well as other smaller timing differences, such as tax withholdings and miscellaneous accruals.  A portion of the increase in other liabilities was due to the recording of deferred gains on sales of real estate of approximately $350,000 during the first quarter.  The Bank financed the sale of two properties and has deferred the gains in accordance with Statement of Financial Accounting Standards No. 66 (“SFAS 66”), Accounting for Sales of Real Estate, until the borrowers make sufficient principal payments to constitute an adequate investment in the underlying properties, as defined by SFAS 66.

Stockholders’ Equity.  Stockholders’ equity increased $504,000 from December 31, 2003 to March 31, 2004.  The increase in stockholders’ equity was primarily due to net income of $1.8 million and the issuance of treasury stock due to exercise of stock options of $745,000, offset by the purchase of treasury stock totaling $2.0 million during the first quarter of 2004.  In addition, during the quarter ended March 31, 2004 cash dividends of $532,000 were paid.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2004 for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at March 31, 2004.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented and outstanding balances at March 31, 2004.  Average balances are based on daily balances during the period.

	March 31,	Quarter Ended March 31,
	2004	2004			2003
				Average			Average
		Average		Yield/	Average		Yield/
	Yield/Cost	Balance	Interest	Cost	Balance	Interest	Cost
		(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	6.37%	$520,908	$8,329	6.40%	$487,575	$8,808	7.23%
Investment securities(2)	4.02	88,051	960	4.36	109,903	1,156	4.21
Other interest-earning assets	.88	41,057	91	0.89	44,564	127	1.14
Total interest-earning assets	5.88	650,016	9,380	5.77	642,042	10,091	6.29
Noninterest-earning assets		46,961			42,238
Total assets		696,977			$684,280
Interest-bearing liabilities:
Deposits	2.18	577,829	3,187	2.21	567,691	4,023	2.83
Other borrowings	3.38	38,490	319	3.31	41,543	365	3.51
Total interest-bearing liabilities	2.25	616,319	3,506	2.27	609,234	4,388	2.88
Noninterest-bearing liabilities		5,192			4,482
Total liabilities		621,511			613,716
Stockholders’ equity		75,466			70,564
Total liabilities and stockholders’ equity		$696,977			$684,280

Net interest income			$5,874			$5,703
Net earning assets		$33,697			$32,808
Interest rate spread	3.63%			3.50%			3.41%
Net interest margin				3.61%			3.55%
Ratio of interest-earning assets to interest-bearing liabilities				105.47%			105.38%

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

	Quarter Ended March 31, 2004 vs. 2003
	Increase (Decrease)
	Due to			Total
			Rate/	Increase
	Volume	Rate	Volume	(Decrease)
	(In Thousands)
Interest income:
Loans receivable	$602	$(1,012)	$(69)	$(479)
Investment securities	(230)	42	(8)	(196)
Other interest-earning assets	(10)	(28)	2	(36)
Total interest-earning assets	362	(998)	(75)	(711)

Interest expense:
Deposits	72	(892)	(16)	(836)
Other borrowings	(27)	(20)	1	(46)
Total interest-bearing liabilities	45	(912)	(15)	(882)
Net change in net interest income	$317	$(86)	$(60)	$171

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended March 31, 2004 and 2003 (dollars in thousands).  Specific changes in captions will be discussed below the table.

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2004	2003	2004 vs 2003	2004 vs 2003
Interest income:
Loans receivable	$8,329	$8,808	$(479)
Investment securities	960	1,156	(196)
Other	91	127	(36)
Total interest income	9,380	10,091	(711)	(7.1)%
Interest expense:
Deposits	3,187	4,023	(836)
Other borrowings	319	365	(46)
Total interest expense	3,506	4,388	(882)	(20.1)%
Net interest income before provision for loan losses	5,874	5,703	171
Provision for loan losses	259	279	(20)
Net interest income after provision for loan losses	5,615	5,424	191	3.5%
Noninterest income:
Deposit fee income	692	556	136
Gain on sale of loans	127	402	(275)
Earnings on life insurance policies	211	217	(6)
Other	402	367	35
Total noninterest income	1,432	1,542	(110)	(7.1)%
Noninterest expenses:
Salaries and employee benefits	2,673	2,450	223
Net occupancy expense	492	360	132
Data processing	408	365	43
Other	901	858	43
Total noninterest expenses	4,474	4,033	441	10.9%
Income before income taxes	2,573	2,933	(360)
Provision for income taxes	813	949	(136)
Net income	1,760	1,984	(224)	(11.3)%

Basic earnings per share	$0.34	$0.39	$(0.05)	(12.8)%
Diluted earnings per share	$0.32	$0.38	$(0.06)	(15.8)%

Interest rate spread	3.50%	3.41%	0.09%	2.6%
Net interest margin	3.61%	3.55%	0.06%	1.7%

Full-time equivalents	248	243	5	2.1%
Full-service offices	15	14	1	7.1%

Net Interest Income.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  The Company’s net interest income increased due to increases in interest rate spread and interest rate margin.  There was a general decrease in market interest rates from the quarter ended March 31, 2003 to the quarter ended March 31, 2004, as evidenced by the changes in key interest rates presented below:

	March 2004	December 2003	March 2003	December 2002

Fed funds rate	1.00%	0.98%	1.25%	1.24%
Prime rate	4.00%	4.00%	4.25%	4.25%

Source:

www.federalreserve.gov

In the 2004 vs. 2003 period, due to the Bank’s negative gap, rates paid on deposits decreased more quickly than rates on earning assets.  As a result, the Company experienced an increase in the interest rate spread and net interest margin.

INTEREST INCOME AND INTEREST EXPENSE

Dollar and percentage changes in interest income and interest expense for the comparison periods are presented in the rate/volume analysis table which appears on page 13.

Interest Income.  The decrease was primarily due to a decrease in the average yield earned on loans and other interest-earning assets and a decrease in the average balance of investment securities, partially offset by an increase in the average balance of loans.  The decrease in the average yield earned on loans and other interest-earning assets was primarily due to the declining level of interest rates in the first quarter of 2004 compared to the same period in 2003.  The decrease in the average balance of investment securities held to maturity was primarily the result of called U.S. Government and agency securities.  The average balance of loans increased primarily due to increased construction, commercial, and one- to four- family loan origination activity since the first quarter of 2003.

Interest Expense.  The decrease in interest expense was primarily due to a decrease in the average rate paid on deposit accounts and FHLB advances offset slightly by an increase in the average balance of deposits.  The decrease in the average interest rate paid on deposits was primarily the result of maturing certificates and variable interest bearing deposits being repriced to lower interest rates.

Provision for Loan Losses.  The provision for loan losses includes charges to maintain an allowance for loan losses adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date.  Such provision and the adequacy of the allowance for loan losses is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.

While the loan portfolio increased by $21.6 million since December 31, 2003, the estimated allowance for loan losses did not increase significantly since the majority of the growth was in real estate loans, which have lower estimated loss rates than consumer loans.  There were no changes in loss factors applied to pooled loans during the quarter, except for unsecured loans, which increased slightly due to an upward trend in charge-offs.

Noninterest Income.  Deposit fee income increased as a result of the Bank’s continued promotion of Bounce ProtectionTM overdraft service as well as an increase in the number of checking accounts and a 10% increase in the insufficient funds fee.  The number of checking accounts increased approximately 5% from March 31, 2003 to March 31, 2004.  The Bank plans to aggressively promote checking accounts in 2004 through direct mail campaigns to expand its checking accounts and increase deposit fee income.

Gain on sale of loans decreased due to a decrease in originations of loans for sale.  Sales of loans peaked in 2003 due to record low interest rates in 2003 and the resulting refinancing activity.  We do not expect loan sales to continue at this level in 2004.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2004	2003	2004 vs 2003
Salaries	$1,868	$1,798	$70
Payroll taxes	220	184	36
Insurance	138	136	2
ESOP expense (1)	410	247	163
MRP expense (2)	7	—	7
Defined benefit plan contribution	(8)	54	(62)
Other	38	31	7
Total	$2,673	$2,450	$223

(1)          Employee Stock Ownership Plan

(2)          Management Recognition and Retention Plan

The increase in salaries was due to an increase in personnel and normal salary and merit increases.  Payroll taxes increased due to the increase in salaries and the exercise of stock options.  The increase in employee stock ownership plan expense was due to an increase in the Company’s average stock price from $12.90 in 2003 to $20.60 in 2004.  Defined benefit plan expense decreased due to applying the current plan year’s contributions to the previous plan year during the first quarter of 2004, resulting in the elimination of the additional funding charge for the current plan year ending June 30, 2004.  The resulting reduction of the required contribution for the first six months of the plan year ending June 30, 2004 was accounted for on a prospective basis and resulted in a net credit balance of $8,000 in defined benefit plan expense for the quarter ended March 31, 2004.  Defined benefit plan expense is estimated to be approximately $121,000 in the second quarter of 2004.

Net occupancy expense.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2004	2003	2004 vs 2003
Depreciation	$275	$223	$52
Furniture, fixtures, and equipment expense	36	16	20
Utilities	59	39	20
Building repairs and maintenance	62	37	25
Taxes and insurance	43	26	17
Rent	17	19	(2)
Total	$492	$360	$132

The increase in net occupancy expense was primarily due to an increase in depreciation expense on buildings and equipment.  This increase in depreciation was due to completion of the new corporate headquarters in Harrison in June 2003.  Factors contributing to the increases in other categories of net occupancy expense include the effect of the new headquarters building and the new Bentonville branch on utilities, taxes, and insurance, as well as remodeling costs incurred for other branches.

Data processing expense.  Data processing expense increased due primarily to an upgrade of the Bank’s wide area network, increased ATM volume, and growth in electronic banking services.

Other expenses.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2004	2003	2004 vs 2003
Consultant and management fees	$93	$18	$75
Other	808	840	(32)
Total	$901	$858	$43

Other expenses in this period increased primarily due to consultant and management fees.  These fees increased primarily due to fees paid to a consulting firm for assistance in promotion of checking accounts.  Fees paid to a third party vendor related to the Bounce ProtectionTM program also increased due to increased overdraft activity during the quarter.

Income Taxes.

The decrease in income tax expense was primarily due to a decrease in taxable income and, to a lesser extent, a decrease in the effective tax rate.  The decrease in the effective tax rate from 32.4% for the first quarter of  2003 to 31.6% for the first quarter of 2004 was attributable to an increase in nontaxable interest income.

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

At March 31, 2004, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At March 31, 2004, the Company had no interests in non-consolidated special purpose entities.

At March 31, 2004, commitments included:

•                  total approved loan origination commitments outstanding amounting to $30.5 million, including $10.5 million of loans committed to sell;

•                  rate lock agreements with customers of $10.5 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $1.8 million;

•                  unadvanced portion of construction loans of $45.5 million;

•                  unused lines of credit of $20.0 million;

•                  outstanding standby letters of credit of $1.7 million;

•                  total predetermined overdraft protection limits of $9.7 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $181.7 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $10.5 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at March 31, 2004.

Historically, a very small percentage of predetermined overdraft limits have been used.  At March 31, 2004, overdrafts of accounts with Bounce ProtectionTM represented usage of 1.7% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  As an additional source of funds, the Bank has borrowed from the FHLB of Dallas.  At March 31, 2004, available borrowing capacity with the FHLB was in excess of $200 million.

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

As of March 31, 2004, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At March 31, 2004, the Bank’s tangible, core and risk-based capital ratios amounted to 10.44%, 10.44% and 16.16%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

FORWARD-LOOKING STATEMENTS

The Company’s Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in this document, the words “anticipate”, “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Annual Report to Stockholders.  There has been no material change in the Company’s asset and liability position or the market value of the Bank’s portfolio equity since December 31, 2003.

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

Item 2.            Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

February 12 to March 2, 2004	99,000	$20.66	99,000	148,034

The Company is in its 15th announced repurchase program, which was approved by the board of directors on March 21, 2003, and publicly announced on November 5, 2003.  Total shares approved to be purchased in this program are 262,476 (split adjusted), of which 114,442 have been purchased as of March 31, 2004.  All treasury stock purchases are made under publicly announced repurchase programs.

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

Exhibit 32.1 – Certification of Chief Executive Officer,
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Exhibit 32.2 – Certification of Chief Financial Officer,
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Reports on Form 8-K

On January 27, 2004, a Form 8-K was filed for the Company’s January 26, 2004 press release that announced results of operations for the quarter ended December 31, 2003.

On February 26, 2004, a Form 8-K was filed for the Company’s February 26, 2004 press release that announced a quarterly cash dividend of $.10 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: May 7, 2004	By:	/s/Larry J. Brandt
Larry J. Brandt
President/CEO

Date: May 7, 2004	By:	/s/Sherri R. Billings
Sherri R. Billings
EVP/CFO