Form 10-Q
period 2004-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2004-08-06
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 29, 2004, there were issued and outstanding 5,199,482 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition as of June 30, 2004 and December 31, 2003 (unaudited)	1

	Consolidated Statements of Income for the three and six months ended June 30, 2004 and 2003 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2004 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II.

Other Information

Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$15,509	$56,201
Investment securities held to maturity	77,378	80,379
Federal Home Loan Bank stock	3,322	3,749
Loans receivable, net	578,682	512,756
Accrued interest receivable	4,269	4,089
Real estate acquired in settlement of loans, net	523	822
Office properties and equipment, net	14,599	14,238
Cash surrender value of life insurance	17,509	17,102
Prepaid expenses and other assets	850	1,317

TOTAL ASSETS	$712,641	$690,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$581,641	$573,580
Federal Home Loan Bank advances	53,497	39,562
Advance payments by borrowers for taxes and insurance	591	725
Other liabilities	2,339	1,708
Total liabilities	638,068	615,575

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 5,195,482 and 5,340,086 shares outstanding at June 30, 2004 and December 31, 2003, respectively	103	103
Additional paid-in capital	53,690	52,950
Employee stock benefit plans	(804)	(1,025)
Retained earnings-substantially restricted	75,273	72,634
	128,262	124,662
Treasury stock, at cost, 5,112,020 and 4,967,416 shares at June 30, 2004 and December 31, 2003, respectively	(53,689)	(49,584)
Total stockholders’ equity	74,573	75,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$712,641	$690,653

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

INTEREST INCOME:
Loans receivable	$8,745	$8,584	$17,074	$17,392
Investment securities:
Taxable	778	826	1,572	1,878
Nontaxable	172	115	338	219
Other	18	191	110	318
Total interest income	9,713	9,716	19,094	19,807

INTEREST EXPENSE:
Deposits	3,107	3,766	6,295	7,789
Other borrowings	326	352	645	717
Total interest expense	3,433	4,118	6,940	8,506

NET INTEREST INCOME	6,280	5,598	12,154	11,301

PROVISION FOR LOAN LOSSES	202	136	461	415

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,078	5,462	11,693	10,886

NONINTEREST INCOME:
Deposit fee income	802	646	1,495	1,202
Earnings on life insurance policies	197	209	407	426
Gain on sale of loans	196	510	322	913
Gain on contributed assets	—	414	—	414
Other	390	366	792	733
Total noninterest income	1,585	2,145	3,016	3,688

NONINTEREST EXPENSES:
Salaries and employee benefits	2,758	2,557	5,437	5,011
Net occupancy expense	510	527	1,002	886
Data processing	389	388	797	754
Professional fees	121	102	229	194
Advertising and public relations	304	152	431	303
Postage and supplies	169	205	348	382
Contributions	5	508	9	519
Other	568	555	1,045	979
Total noninterest expenses	4,824	4,994	9,298	9,028

INCOME BEFORE INCOME TAXES	2,839	2,613	5,411	5,546
INCOME TAX PROVISION	908	726	1,720	1,675
NET INCOME	$1,931	$1,887	$3,691	$3,871

EARNINGS PER SHARE:
Basic	$0.38	$0.37	$0.72	$0.76

Diluted	$0.36	$0.35	$0.68	$0.73

Cash Dividends Declared	$0.10	$0.08	$0.20	$0.16

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(In thousands, except share data)

(Unaudited)

			Additional Paid-In Capital	Employee Stock Benefit Plans	Retained Earnings
	Issued Common Stock
	Shares	Amount

Balance, January 1, 2004	10,307,502	$103	$52,950	$(1,025)	$72,634
Net income					3,691
Release of ESOP shares			634	208
Tax effect of stock compensation plan			164
Treasury shares reissued due to exercise of stock options			(58)
Purchase of treasury stock, at cost
Vesting of MRP shares				13
Dividends paid					(1,052)

Balance, June 30, 2004	10,307,502	$103	$53,690	$(804)	$75,273

			Total Stockholders’ Equity
	Treasury Stock
	Shares	Amount

Balance, January 1, 2004	4,967,416	$(49,584)	$75,078
Net income			3,691
Release of ESOP shares			842
Tax effect of stock compensation plan			164
Treasury shares reissued due to exercise of stock options	(112,096)	1,137	1,079
Purchase of treasury stock, at cost	256,700	(5,242)	(5,242)
Vesting of MRP shares			13
Dividends paid			(1,052)

Balance, June 30, 2004	5,112,020	$(53,689)	$74,573

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003

OPERATING ACTIVITIES:
Net income	$3,691	$3,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	461	415
Provision for real estate losses	32	27
Deferred tax provision (benefit)	(105)	(147)
Accretion of discounts on investment securities, net	(34)	(36)
Federal Home Loan Bank stock dividends	(26)	(63)
(Gain) loss on disposition of office properties and equipment	(37)	93
(Gain) loss on sale of repossessed assets, net	2	(2)
Originations of loans held for sale	(26,196)	(65,004)
Proceeds from sales of loans	26,876	69,145
Gain on sale of loans originated to sell	(322)	(913)
Depreciation	594	531
Amortization (accretion) of deferred loan fees, net	26	(236)
Release of ESOP shares	842	568
MRP compensation expense	13	31
Earnings on life insurance policies	(407)	(426)
Changes in operating assets and liabilities:
Accrued interest receivable	(180)	496
Prepaid expenses and other assets	455	(272)
Other liabilities	125	357
Net cash provided by operating activities	5,810	8,435

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(83,019)	(141,615)
Proceeds from maturities/calls of investment securities held to maturity	86,479	187,412
Purchases of FHLB stock	(225)	—
Redemptions of FHLB stock	678	—
Loan participations sold	2,709	5,000
Loan originations, net of repayments	(69,613)	(13,149)
Proceeds from sales of repossessed assets	426	536
Proceeds from sales of office properties and equipment	576	14
Purchases of office properties and equipment	(1,160)	(4,369)
Net cash provided by (used in) investing activities	(63,149)	33,829

FINANCING ACTIVITIES:
Net increase in deposits	8,061	4,015
Advances from FHLB	21,233	19,000
Repayment of advances from FHLB	(7,298)	(10,151)
Net decrease in advance payments by borrowers for taxes and insurance	(134)	(357)
Purchase of treasury stock	(5,242)	(1,828)
Reissued treasury stock	1,079	831
Dividends paid	(1,052)	(854)
Net cash provided by financing activities	16,647	10,656

Net increase (decrease) in cash and cash equivalents	(40,692)	52,920

CASH AND CASH EQUIVALENTS:
Beginning of period	$56,201	$44,493
End of period	$15,509	$97,413

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,939	$8,569
Income taxes	$1,469	$1,952

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$330	$1,111
Loans to facilitate sales of real estate owned	$197	$137
Investment securities traded, recorded in investments not yet settled in cash	$425	$3,875

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

The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, contained in the Company’s 2003 Annual Report to Stockholders.

Certain amounts in the June 30, 2003, unaudited consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2004.

Note 2 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended June 30, 2004 and 2003 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic weighted - average shares	5,113,191	5,088,516	5,129,969	5,086,720
Effect of dilutive securities	313,711	255,572	329,339	231,513
Diluted weighted - average shares	5,426,902	5,344,088	5,459,308	5,318,233

Note 3 – Stock Option Plan

At June 30, 2004, the Company had one stock option plan in effect covering key employees and directors.  The plan is more fully described in the Notes to Consolidated Financial Statements included in the Company’s 2003 Annual Report to Stockholders.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee or director compensation cost is recognized in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (in thousands):
As reported	$1,931	$1,887	$3,691	$3,871
Proforma	1,928	1,885	3,682	3,862
Earnings per share:
Basic, as reported	$0.38	$0.37	$0.72	$0.76
Basic, proforma	0.38	0.37	0.72	0.76
Diluted, as reported	0.36	0.35	0.68	0.73
Diluted, proforma	0.36	0.35	0.67	0.73

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between June 30, 2004 and December 31, 2003 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	June 30, 2004	December 31, 2003	Increase (Decrease)	Percentage Change
ASSETS
Cash and cash equivalents	$15,509	$56,201	$(40,692)	(72.4)%
Investment securities held to maturity	77,378	80,379	(3,001)	(3.7)%
Loans receivable, net	578,682	512,756	65,926	12.9%
Prepaid expenses and other assets	41,072	41,317	(245)	(0.6)%

TOTAL	$712,641	$690,653	$21,988	3.2%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$581,641	$573,580	$8,061	1.4%
Federal Home Loan Bank advances	53,497	39,562	13,935	35.2%
Other liabilities	2,930	2,433	497	20.4%

Total liabilities	638,068	615,575	22,493	3.7%

STOCKHOLDERS’ EQUITY	74,573	75,078	(505)	(0.7)%

TOTAL	$712,641	$690,653	$21,988	3.2%

BOOK VALUE PER SHARE	$14.35	$14.06

EQUITY TO ASSETS	10.5%	10.9%

Loans Receivable.  Changes in loan composition between June 30, 2004 and December 31, 2003 are presented in the following table (dollars in thousands).

	June 30, 2004	December 31, 2003	Increase (Decrease)	Percentage Change

One- to four- family residential	$270,904	$259,121	$11,783
Multi-family residential	12,049	7,673	4,376
Commercial real estate	122,892	97,310	25,582
Construction	125,537	89,332	36,205
Total first mortgage loans	531,382	453,436	77,946	17.2%

Commercial	27,255	21,491	5,764	26.8%

Home equity and second mortgage	42,973	42,421	552
Automobile	20,307	22,087	(1,780)
Other	11,216	10,780	436
Total consumer	74,496	75,288	(792)	(1.1)%

Total loans receivable	633,133	550,215	82,918	15.1%
Less:
Undisbursed loan funds	(52,163)	(35,181)	(16,982)
Unearned discounts and net deferred loan fees	(598)	(657)	59
Allowance for loan losses	(1,690)	(1,621)	(69)

Total loans receivable, net	$578,682	$512,756	$65,926	12.9%

Certain 2003 amounts in the table above have been reclassified to conform to the 2004 presentation.

The interest rate environment and robust economies of our market areas have continued to provide increased demand for our loan products.  The Bank has continued its emphasis on real estate lending, particularly commercial real estate lending, to increase the average yield on its portfolio, expand its operations, and provide greater opportunities to cross-sell its products.  We experienced an increase in one-to four- family residential loans held for investment, primarily due to an increase in adjustable rate mortgages.  Construction lending has continued to increase, with $23 million of the increase due to one- to four- family residential construction, $1.6 million due to multi-family construction, and $11.6 million due to commercial real estate construction.

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated (dollars in thousands).

	June 30, 2004	December 31, 2003

Nonaccrual loans:
One- to four-family residential	$2,108	$1,537
Multi-family residential	—	—
Construction loans	—	—
Commercial real estate	245	99
Commercial loans	255	131
Consumer loans	322	564
Total nonaccrual loans	2,930	2,331

Nonperforming restructured loans	—	1,352
Real estate owned	523	822

Nonperforming assets	$3,453	$4,505

Total nonaccrual and restructured loans as a percentage of total loans receivable	0.46%	0.67%

Total nonperforming assets as a percentage of total assets	0.48%	0.65%

The amount of restructured loans reported at December 31, 2003 was comprised of a group of loans to related borrowers.  At that date the loans were not over 90 days past due, but such loans were maintained on nonaccrual status.  At June 30, 2004, there were no nonperforming restructured loans.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$1,703	$1,661	$1,621	$1,529
Provisions for estimated losses	202	136	461	415
Recoveries	25	14	49	41
Losses charged off	(240)	(94)	(441)	(268)
Balance at end of period	$1,690	$1,717	$1,690	$1,717

Changes in the composition of the allowance for loan losses between June 30, 2004 and December 31, 2003 are presented in the following table (in thousands):

	June 30, 2004	December 31, 2003	Increase (Decrease)
General	$1,405	$1,306	$99
Specific	235	252	(17)
Unallocated	50	63	(13)
	$1,690	$1,621	$69

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.  Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis.  The Bank considers the characteristics of (1) one- to- four family residential first mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis.  Homogeneous loans and non-homogeneous loans which are not judged to be impaired are aggregated into pools by purpose and type of collateral. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type, valuing these loans, and then applying a loss factor to the remaining pool balance based on several factors, including past loss experience, inherent risks, and economic conditions in the primary market areas.

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

Although we consider the allowance for loan losses of approximately $1.7 million appropriate and adequate to cover losses inherent in our loan portfolio at June 30, 2004, no assurance can be given that we will not sustain loan losses that are significantly different from the amount provided, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between June 30, 2004 and December 31, 2003 are presented in the following table (in thousands).

	June 30, 2004	December 31, 2003	Increase (Decrease)
Certificates of deposit	$7,000	$9,000	$(2,000)
U.S. Government and agency obligations	54,959	57,076	(2,117)
Municipal securities	15,419	14,303	1,116
Total	$77,378	$80,379	$(3,001)

During the first six months of 2004, investment securities totaling $83.4 million were purchased and $86.5 million matured or were called.  The majority of these purchases and maturities were shorter-term certificates of deposit.  The decrease in U.S. Government and agency obligations was due to calls and maturities in excess of purchases.

At June 30, 2004, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

Certificates of deposit	$7,000	$6,988
U.S. Government and agency obligations	54,959	53,826
Municipal securities	15,419	15,431
Total	$77,378	$76,245

Deposits.  Changes in the composition of deposits between June 30, 2004 and December 31, 2003 are presented in the following table (dollars in thousands).

	June 30, 2004	December 31, 2003	Increase (Decrease)	Percentage Change

DDA and NOW accounts	$103,301	$96,090	$7,211	7.5%
Money Market accounts	117,330	108,400	8,930	8.2%
Savings accounts	31,004	29,269	1,735	5.9%
Certificates of deposit	330,006	339,821	(9,815)	(2.9)%

Total deposits	$581,641	$573,580	$8,061	1.4%

The Bank continued to experience a change in the mix of deposits due to the low interest rate environment during the six months ended June 30, 2004.  Certificates of deposit decreased while money market, savings, and demand and NOW deposit accounts increased.  During the second quarter of 2004, the Bank launched a new marketing program aimed at increasing retail checking accounts.  As part of this program, the Bank changed its checking account offerings to make them more attractive to potential customers as well as offering “thank you” gifts with account openings and referrals.  Checking accounts are an attractive source of funds for the Bank as they offer low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.  The Bank does not advertise for deposits outside of its primary market area of Northwest and Northcentral Arkansas.

Federal Home Loan Bank Advances.  FHLB advances increased primarily due to new advances which were used to help fund loan growth.

Stockholders’ Equity.  Stockholders’ equity decreased $505,000 from December 31, 2003 to June 30, 2004.  The decrease in stockholders’ equity was primarily due to the purchase of treasury stock totaling $5.2 million during the first six months of 2004, offset by net income of $3.7 million and the issuance of treasury stock due to exercise of stock options of $1.1 million.  In addition, during the six months ended June 30, 2004, cash dividends of $1.1 million were paid.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2004 for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at June 30, 2004.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are based on daily balances during the period.

		Quarter Ended June 30,
		2004			2003
	June 30, 2004	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	Yield/Cost
		(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	6.22%	$558,359	$8,745	6.26%	$488,102	$8,584	7.03%
Investment securities(2)	4.73	87,979	950	4.32	94,526	941	3.98
Other interest-earning assets	0.91	8,294	18	0.89	67,306	191	1.14
Total interest-earning assets	6.02	654,632	9,713	5.94	649,934	9,716	5.98
Noninterest-earning assets		48,107			45,039
Total assets		$702,739			$694,973
Interest-bearing liabilities:
Deposits	2.17	580,472	3,107	2.14	572,925	3,766	2.63
FHLB advances	2.71	41,727	326	3.13	46,412	352	3.04
Total interest-bearing liabilities	2.22	622,199	3,433	2.21	619,337	4,118	2.66
Noninterest-bearing liabilities		4,867			3,647
Total liabilities		627,066			622,984
Stockholders’ equity		75,673			71,989
Total liabilities and stockholders’ equity		$702,739			$694,973

Net interest income			$6,280			$5,598
Net earning assets		$32,433			$30,597
Interest rate spread	3.80%			3.73%			3.32%
Net interest margin				3.84%			3.45%
Ratio of interest-earning assets to interest-bearing liabilities				105.21%			104.94%

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$539,633	$17,074	6.33%	$487,839	$17,392	7.13%
Investment securities(2)	88,015	1,910	4.34	102,214	2,097	4.10
Other interest-earning assets	24,676	110	0.89	55,935	318	1.14
Total interest-earning assets	652,324	19,094	5.85	645,988	19,807	6.13
Noninterest-earning assets	47,534			43,638
Total assets	$699,858			$689,626
Interest-bearing liabilities:
Deposits	579,150	6,295	2.17	570,308	7,789	2.73
FHLB advances	40,109	645	3.22	43,978	717	3.26
Total interest-bearing liabilities	619,259	6,940	2.24	614,286	8,506	2.77
Noninterest-bearing liabilities	5,030			4,064
Total liabilities	624,289			618,350
Stockholders’ equity	75,569			71,276
Total liabilities and stockholders’ equity	$699,858			$689,626

Net interest income		$12,154			$11,301
Net earning assets	$33,065			$31,702
Interest rate spread			3.61%			3.36%
Net interest margin			3.73%			3.50%
Ratio of interest-earning assets to interest-bearing liabilities			105.34%			105.16%

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

	Quarter Ended June 30, 2004 vs. 2003
	Increase (Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume
	(In Thousands)
Interest income:
Loans receivable	$1,235	$(939)	$(135)	$161
Investment securities	(65)	80	(6)	9
Other interest-earning assets	(168)	(42)	37	(173)
Total interest-earning assets	1,002	(901)	(104)	(3)

Interest expense:
Deposits	49	(699)	(9)	(659)
FHLB advances	(35)	10	(1)	(26)
Total interest-bearing liabilities	14	(689)	(10)	(685)
Net change in net interest income	$988	$(212)	$(94)	$682

	Six Months Ended June 30, 2004 vs. 2003
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$1,847	$(1,957)	$(208)	$(318)
Investment securities	(291)	121	(17)	(187)
Other interest-earning assets	(178)	(68)	38	(208)
Total interest-earning assets	1,378	(1,904)	(187)	(713)

Interest expense:
Deposits	121	(1,590)	(25)	(1,494)
FHLB advances	(63)	(10)	1	(72)
Total interest-bearing liabilities	58	(1,600)	(24)	(1,566)
Net change in net interest income	$1,320	$(304)	$(163)	$853

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended June 30, 2004 and 2003 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2004	2003	2004 vs 2003	2004 vs 2003
Interest income:
Loans receivable	$8,745	$8,584	$161
Investment securities	950	941	9
Other	18	191	(173)
Total interest income	9,713	9,716	(3)	0.0%
Interest expense:
Deposits	3,107	3,766	(659)
Other borrowings	326	352	(26)
Total interest expense	3,433	4,118	(685)	(16.6)%
Net interest income before provision for loan losses	6,280	5,598	682
Provision for loan losses	202	136	66
Net interest income after provision for loan losses	6,078	5,462	616	11.3%
Noninterest income:
Deposit fee income	802	646	156
Gain on sale of loans	196	510	(314)
Gain on contributed assets	—	414	(414)
Other	587	575	12
Total noninterest income	1,585	2,145	(560)	(26.1)%
Noninterest expenses:
Salaries and employee benefits	2,758	2,557	201
Net occupancy expense	510	527	(17)
Advertising and public relations	304	152	152
Contributions	5	508	(503)
Other	1,247	1,250	(3)
Total noninterest expenses	4,824	4,994	(170)	(3.4)%
Income before income taxes	2,839	2,613	226
Provision for income taxes	908	726	182
Net income	1,931	1,887	44	2.3%

Basic earnings per share	$0.38	$0.37	$0.01	2.7%
Diluted earnings per share	$0.36	$0.35	$0.01	2.9%

Interest rate spread	3.73%	3.32%	0.41%	12.3%
Net interest margin	3.84%	3.45%	0.39%	11.3%

Average full-time equivalents	246.3	245.5	.8	.3%

The table below presents a comparison of results of operations for the six months ended June 30, 2004 and 2003 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2004	2003	2004 vs 2003	2004 vs 2003
Interest income:
Loans receivable	$17,074	$17,392	$(318)
Investment securities	1,910	2,097	(187)
Other	110	318	(208)
Total interest income	19,094	19,807	(713)	(3.6)%
Interest expense:
Deposits	6,295	7,789	(1,494)
Other borrowings	645	717	(72)
Total interest expense	6,940	8,506	(1,566)	(18.4)%
Net interest income before provision for loan losses	12,154	11,301	853
Provision for loan losses	461	415	46
Net interest income after provision for loan losses	11,693	10,886	807	7.4%
Noninterest income:
Deposit fee income	1,495	1,202	293
Gain on sale of loans	322	913	(591)
Gain on contributed assets	—	414	(414)
Other	1,199	1,159	40
Total noninterest income	3,016	3,688	(672)	(18.2)%
Noninterest expenses:
Salaries and employee benefits	5,437	5,011	426
Net occupancy expense	1,002	886	116
Advertising and public relations	431	303	128
Contributions	9	519	(510)
Other	2,419	2,309	110
Total noninterest expenses	9,298	9,028	270	3.0%
Income before income taxes	5,411	5,546	(135)
Provision for income taxes	1,720	1,675	45
Net income	3,691	3,871	(180)	(4.6)%

Basic earnings per share	$0.72	$0.76	$(0.04)	(5.3)%
Diluted earnings per share	$0.68	$0.73	$(0.05)	(6.8)%

Interest rate spread	3.61%	3.36%	0.25%	7.4%
Net interest margin	3.73%	3.50%	0.23%	6.6%

Average full-time equivalents	248.9	242.1	6.8	2.8%

Net Interest Income.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  The Company’s net interest income increased due to increases in interest rate spread and interest rate margin.  There was a general decrease in market interest rates from the quarter ended June 30, 2003 to the quarter ended June 30, 2004, as evidenced by the changes in key interest rates presented below:

	June 2004	December 2003	June 2003	December 2002

Fed funds rate	1.03%	0.98%	1.22%	1.24%
Prime rate	4.00%	4.00%	4.22%	4.25%

Source:  www.federalreserve.gov

In the 2004 vs. 2003 period, due to the Bank’s negative interest rate repricing gap, rates paid on deposits decreased more quickly than rates on earning assets.  As a result, the Company experienced an increase in the interest rate spread and net interest margin.

INTEREST INCOME AND INTEREST EXPENSE

Dollar and percentage changes in interest income and interest expense for the comparison periods are presented in the rate/volume analysis table which appears on page 14.

Interest Income.  The decreases for both the three and six month comparative periods were primarily due to a decrease in the average yield earned on loans and other interest-earning assets and a decrease in the average balance of investment securities and other interest-earning assets, partially offset by an increase in the average balance of loans.  The decrease in the average yield earned on loans and other interest-earning assets was primarily due to the declining level of interest rates in 2004 compared to the same period in 2003.  The decrease in the average balance of investment securities held to maturity was primarily the result of called U.S. Government and agency securities and maturing certificates of deposit.  The average balance of other interest-earning assets decreased as such assets were used to fund loan growth.  The average balance of loans increased primarily due to increased construction, commercial real estate, and one- to four- family loan origination activity since 2003.

Interest Expense.  The decreases for both the three and six month comparative periods were primarily due to a decrease in the average rate paid on deposit accounts, offset slightly by an increase in the average balance of deposits.  The decrease in the average interest rate paid on deposits was primarily the result of maturing certificates and variable interest bearing deposits being repriced to lower interest rates.

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

While the loan portfolio increased by $65.9 million since December 31, 2003, the estimated allowance for loan losses did not increase significantly since the majority of the growth was in real estate loans, which have lower estimated loss rates than consumer loans.  Further, there was a decrease in the balance of consumer loans as well as a trend of decreasing charge-offs on all categories of consumer loans except unsecured loans.  Specifically, there was a decrease of $1.8 million in the balance of automobile loans as well as a decrease in automobile loan charge-offs, which accounted for approximately $178,000 of the decrease in the allowance for loan losses on consumer loans.  Since the balance of unsecured loans is only approximately $2.8 million, the increased loss rate on those loans did not materially affect the overall allowance for loan losses.

The composition of the allowance for loan losses at June 30, 2004 and December 31, 2003 is presented below (in thousands):

	June 30, 2004	December 31, 2003

One- to four-family residential	$259	$239
Multi-family residential	36	31
Commercial real estate	385	256
Commercial loans	538	404
Consumer loans	422	628
Unallocated	50	63
Total allowance for loan losses	$1,690	$1,621

Noninterest Income.  Deposit fee income increased as a result of the Bank’s continued promotion of Bounce ProtectionTM overdraft service as well as an increase in the number of checking accounts and a change in the insufficient funds fee structure.  The number of checking accounts increased approximately 6% from June 30, 2003 to June 30, 2004.  The Bank began aggressively promoting checking accounts in the second quarter of 2004 through direct mail campaigns to expand its checking accounts and increase deposit fee income.

Gain on sale of loans decreased due to a decrease in originations of loans for sale.  Sales of loans peaked in 2003 due to record low interest rates in 2003 and the resulting refinancing activity.  We do not expect loan sales to continue at this level in 2004.

The gain on contributed assets was recorded in connection with an adjustment of the carrying value of donated real estate to estimated fair value.  A corresponding expense in the amount of $500,000 was also recorded and is included in the balance of contributions expense.  The effect of this contribution is further described below.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Salaries	$1,894	$1,859	$35	$3,762	$3,656	$106
Payroll taxes	158	160	(2)	379	345	34
Insurance	148	143	5	292	283	9
ESOP expense (1)	394	278	116	804	525	279
MRP expense (2)	7	31	(24)	13	31	(18)
Defined benefit plan contribution	122	54	68	113	108	5
Other	35	32	3	74	63	11
Total	$2,758	$2,557	$201	$5,437	$5,011	$426

(1)          Employee Stock Ownership Plan

(2)          Management Recognition and Retention Plan

The increase in salaries and employee benefits for both the three and six month comparative periods was due primarily to increases in ESOP expense. The increase in ESOP expense was due to an increase in the Company’s average stock price in 2004 compared to the same periods in 2003.  The increase in salaries was due to an increase in personnel and normal salary and merit increases.  Payroll taxes for the six months ended June 30, 2004 increased due to the increase in salaries and the exercise of stock options.

Net occupancy expense.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Depreciation	$276	$253	$23	$551	$475	$76
Furniture, fixtures, and equipment expense	54	147	(93)	91	163	(72)
Utilities	51	45	6	110	83	27
Building repairs and maintenance	66	37	29	128	75	53
Taxes and insurance	47	28	19	89	54	35
Rent	16	17	(1)	33	36	(3)
Total	$510	$527	$(17)	$1,002	$886	$116

The decrease in net occupancy expense for the three month comparative period was primarily due to furniture and accessories for the new corporate office that opened June 2, 2003.  Furniture and accessories totaling $120,000 were expensed in the three months ended June 30, 2003.  This decrease was offset by increases in depreciation, building repairs and maintenance, and taxes and insurance related to three months of expense associated with the new corporate office in 2004 compared to one month in the 2003 comparable period.

The increase in net occupancy expense for the six month comparative period was due primarily to increases in depreciation, building repairs and maintenance, and taxes and insurance related to six months of expense associated with the new corporate office in 2004 compared to one month in the 2003, offset by the decrease in furniture, fixtures and equipment expense discussed above.

Advertising and public relations.  The increase in advertising and public relations for the three and six month comparative periods was due to costs incurred in the second quarter associated with the new checking account marketing program, including direct mail, “thank you” gifts, marketing brochures, posters, and billboards.  Approximately $117,000 of the increase in both periods was due to this program.

Contributions.  Contributions expense decreased in both the three and six month periods ended June 30 mainly due to the contribution of real estate discussed above.  The fair value of the donated real estate of $500,000 is included in contributions expense for both the three and six months ended June 30, 2003.

Other expenses.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Consultant and management fees	$111	$82	$29	$204	$100	$104
Other	1,136	1,168	(32)	2,215	2,209	6
Total	$1,247	$1,250	$(3)	$2,419	$2,309	$110

Other expenses increased in the six month comparative period primarily due to consultant and management fees.  These fees increased primarily due to fees paid to a consulting firm for assistance in promotion of checking accounts.

Income Taxes.

The increase in income tax expense for the three month comparable periods ended June 30 was primarily due to an increase in taxable income and, to a lesser extent, an increase in the effective tax rate.  The increase in the effective tax rate from 27.8% for the second quarter of 2003 to 32.0% for the second quarter of 2004 was attributable to the non-recurring tax benefit in 2003 resulting from the contribution of real estate.

The increase in income tax expense for the six month comparable periods ended June 30 was primarily due to an increase in the effective tax rate.  The increase in the effective tax rate from 30.2% for the six months ended June 30, 2003 to 31.8% for the six months ended June 30, 2004 was attributable to the non-recurring tax benefit in 2003 resulting from the contribution of real estate.

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

At June 30, 2004, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At June 30, 2004, the Company had no interests in non-consolidated special purpose entities.

At June 30, 2004, commitments included:

•                  total approved commitments to originate loans amounting to $19.5 million, including $7.7 million of loans committed to sell;

•                  total approved commitments to purchase loans of $5 million;

•                  rate lock agreements with customers of $7.7 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $2.6 million;

•                  unadvanced portion of construction loans of $52.2 million;

•                  unused lines of credit of $20.0 million;

•                  outstanding standby letters of credit of $1.8 million;

•                  total predetermined overdraft protection limits of $9.9 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $162.4 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $7.7 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at June 30, 2004.

Historically, a very small percentage of predetermined overdraft limits have been used.  At June 30, 2004, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.2% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  As an additional source of funds, the Bank has borrowed from the FHLB of Dallas.  At June 30, 2004, available borrowing capacity with the FHLB was approximately $195 million.

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

As of June 30, 2004, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At June 30, 2004, the Bank’s tangible, core and risk-based capital ratios amounted to 10.22%, 10.22% and 15.04%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Part II

Item 1.                                     Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.                                     Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

May 27 to June 7, 2004	157,700	$20.27	157,700	250,591

During the quarter ended June 30, 2004, the Company completed its 15th announced repurchase program and began its 16th program.  The 16th announced repurchase program was approved by the board of directors on May 26, 2004, and publicly announced on June 8, 2004. Total shares approved to be purchased in this program are 260,257, of which 9,666 have been purchased as of June 30, 2004.  All treasury stock purchases are made under publicly announced repurchase programs.

Item 3.                                     Defaults Upon Senior Securities

Not applicable.

Item 4.                                     Submission of Matters to a Vote of Security Holders

On April 28, 2004, the Corporation held an annual meeting of stockholders for the following purposes:

(1)                          To elect two directors for a term of three years; and

(2)                          To ratify the appointment by the Board of Directors of Deloitte and Touche LLP as the Corporation’s independent auditors for the year ending December 31, 2004.

The results of the voting are set forth below:

Proposal One (Election of Directors):

NAME	FOR	AGAINST/ WITHHELD	NOT VOTED
Larry J. Brandt	4,646,084	110,682	558,490
Frank Conner	4,754,760	2,006	558,490

Proposal Two (Ratification of Auditors):

FOR	AGAINST	ABSTAIN	NOT VOTED
4,733,078	5,596	18,092	558,490

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

Exhibit 32.1 – Certification of Chief Executive Officer,

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Exhibit 32.2 – Certification of Chief Financial Officer,

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Reports on Form 8-K

On April 28, 2004, a Form 8-K was filed for the Company’s April 28, 2004 press release that announced results of operations for the quarter ended March 31, 2004.

On May 4, 2004, a Form 8-K was filed for the Company’s May 3, 2004 press release that announced the reduction in the Board of Directors to five members and the designation of James David Heuer as an honorary director.

On May 26, 2004, a Form 8-K was filed for the Company’s May 26, 2004 press release that announced a quarterly cash dividend of $.10 per share.

On June 8, 2004, a Form 8-K was filed for the Company’s June 8, 2004 press release that announced stock repurchase program activity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: August 5, 2004	By:	/s/Larry J. Brandt
Larry J. Brandt
President/CEO

Date: August 5, 2004	By:	/s/Sherri R. Billings
Sherri R. Billings
EVP/CFO