Form 10-Q
period 2004-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2004-11-04
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 25, 2004, there were issued and outstanding 5,135,804 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

Part I.

Financial Information

Page

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2004 and December 31, 2003 (unaudited)	1

	Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2004 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II.

Other Information

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

Signatures		23

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$13,015	$56,201
Investment securities held to maturity	68,347	80,379
Federal Home Loan Bank stock	3,825	3,749
Loans receivable, net	603,613	512,756
Accrued interest receivable	4,376	4,089
Real estate acquired in settlement of loans, net	340	822
Office properties and equipment, net	14,511	14,238
Cash surrender value of life insurance	17,699	17,102
Prepaid expenses and other assets	612	1,317

TOTAL ASSETS	$726,338	$690,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$582,394	$573,580
Federal Home Loan Bank advances	65,219	39,562
Advance payments by borrowers for taxes and insurance	634	725
Other liabilities	3,248	1,708
Total liabilities	651,495	615,575

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 5,133,804 and 5,340,086 shares outstanding at September 30, 2004 and December 31, 2003, respectively	103	103
Additional paid-in capital	54,011	52,950
Employee stock benefit plans	(693)	(1,025)
Retained earnings-substantially restricted	76,804	72,634
	130,225	124,662
Treasury stock, at cost, 5,173,698 and 4,967,416 shares at September 30, 2004 and December 31, 2003, respectively	(55,382)	(49,584)
Total stockholders’ equity	74,843	75,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$726,338	$690,653

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

INTEREST INCOME:
Loans receivable	$9,160	$8,450	$26,234	$25,842
Investment securities:
Taxable	727	702	2,299	2,579
Nontaxable	178	143	515	362
Other	18	180	128	498
Total interest income	10,083	9,475	29,176	29,281

INTEREST EXPENSE:
Deposits	3,178	3,459	9,472	11,247
FHLB advances	442	340	1,087	1,058
Total interest expense	3,620	3,799	10,559	12,305

NET INTEREST INCOME	6,463	5,676	18,617	16,976

PROVISION FOR LOAN LOSSES	202	204	663	619

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,261	5,472	17,954	16,357

NONINTEREST INCOME:
Deposit fee income	883	667	2,378	1,869
Earnings on life insurance policies	190	211	597	637
Gain on sale of loans	141	600	463	1,512
Gain on contributed assets	—	—	—	414
Other	359	383	1,150	1,117
Total noninterest income	1,573	1,861	4,588	5,549

NONINTEREST EXPENSES:
Salaries and employee benefits	2,830	2,644	8,266	7,654
Net occupancy expense	493	484	1,494	1,371
Data processing	394	409	1,191	1,163
Professional fees	117	67	346	261
Advertising and public relations	294	165	726	468
Postage and supplies	149	193	497	576
Contributions	15	4	24	523
Other	442	581	1,487	1,558
Total noninterest expenses	4,734	4,547	14,031	13,574

INCOME BEFORE INCOME TAXES	3,100	2,786	8,511	8,332
INCOME TAX PROVISION	1,002	914	2,723	2,589
NET INCOME	$2,098	$1,872	$5,788	$5,743

EARNINGS PER SHARE:
Basic	$0.42	$0.37	$1.14	$1.13

Diluted	$0.39	$0.35	$1.07	$1.07

Cash Dividends Declared	$0.11	$0.09	$0.31	$0.25

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(In thousands, except share data)

(Unaudited)

			Additional Paid-In Capital	Employee Stock Benefit Plans	Retained Earnings
	Issued Common Stock
	Shares	Amount

Balance, January 1, 2004	10,307,502	$103	$52,950	$(1,025)	$72,634
Net income					5,788
Release of ESOP shares			949	312
Tax effect of stock compensation plan			211
Treasury shares reissued due to exercise of stock options			(99)
Purchase of treasury stock, at cost
Vesting of MRP shares				20
Dividends paid					(1,618)

Balance, September 30, 2004	10,307,502	$103	$54,011	$(693)	$76,804

			Total Stockholders’ Equity
	Treasury Stock
	Shares	Amount

Balance, January 1, 2004	4,967,416	$(49,584)	$75,078
Net income			5,788
Release of ESOP shares			1,261
Tax effect of stock compensation plan			211
Treasury shares reissued due to exercise of stock options	(153,418)	1,575	1,476
Purchase of treasury stock, at cost	359,700	(7,373)	(7,373)
Vesting of MRP shares			20
Dividends paid			(1,618)

Balance, September 30, 2004	5,173,698	$(55,382)	$74,843

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003

OPERATING ACTIVITIES:
Net income	$5,788	$5,743
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	663	619
Provision for real estate losses	32	34
Deferred tax provision (benefit)	(140)	(29)
Accretion of discounts on investment securities, net	(34)	(66)
Federal Home Loan Bank stock dividends	(44)	(89)
(Gain) loss on disposition of office properties and equipment	(38)	90
(Gain) loss on sale of repossessed assets, net	(1)	5
Originations of loans held for sale	(35,354)	(107,100)
Proceeds from sales of loans	36,213	113,441
Gain on sale of loans originated to sell	(463)	(1,512)
Depreciation	887	842
Amortization (accretion) of deferred loan fees, net	49	(350)
Release of ESOP shares	1,261	921
MRP compensation expense	20	38
Earnings on life insurance policies	(597)	(637)
Changes in operating assets and liabilities:
Accrued interest receivable	(287)	462
Prepaid expenses and other assets	700	79
Other liabilities	541	77
Net cash provided by operating activities	9,196	12,568

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(84,744)	(245,963)
Proceeds from maturities/calls of investment securities held to maturity	97,810	274,027
Purchases of FHLB stock	(711)	—
Redemptions of FHLB stock	679	—
Loan participations sold	3,970	—
Loan originations, net of repayments	(96,045)	(13,705)
Proceeds from sales of repossessed assets	582	599
Proceeds from sales of office properties and equipment	581	38
Purchases of office properties and equipment	(1,369)	(4,772)
Net cash provided by (used in) investing activities	(79,247)	10,224

FINANCING ACTIVITIES:
Net increase in deposits	8,814	4,135
Advances from FHLB	41,733	20,000
Repayment of advances from FHLB	(16,076)	(15,088)
Net decrease in advance payments by borrowers for taxes and insurance	(91)	(247)
Purchase of treasury stock	(7,373)	(2,367)
Reissued treasury stock	1,476	1,065
Dividends paid	(1,618)	(1,334)
Net cash provided by financing activities	26,865	6,164

Net increase (decrease) in cash and cash equivalents	(43,186)	28,956

CASH AND CASH EQUIVALENTS:
Beginning of period	$56,201	$44,493
End of period	$13,015	$73,449

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$10,517	$12,379
Income taxes	$2,294	$2,489

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$307	$1,714
Loans to facilitate sales of real estate owned	$197	$456
Investment securities traded, recorded in investments not yet settled in cash	$1,000	$3,000

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

The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, contained in the Company’s 2003 Annual Report to Stockholders.

Certain amounts in the September 30, 2003, unaudited consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2004.

Note 2 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2004 and 2003 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic weighted - average shares	5,022,009	5,105,834	5,093,719	5,093,162
Effect of dilutive securities	299,808	306,972	319,389	256,038
Diluted weighted - average shares	5,321,817	5,412,806	5,413,108	5,349,200

Note 3 – Stock Option Plan

At September 30, 2004, the Company had one stock option plan in effect covering key employees and directors.  The plan is more fully described in the Notes to Consolidated Financial Statements included in the Company’s 2003 Annual Report to Stockholders.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee or director compensation cost is recognized in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (in thousands):
As reported	$2,098	$1,872	$5,788	$5,743
Proforma	2,092	1,865	5,774	5,727
Earnings per share:
Basic, as reported	$0.42	$0.37	$1.14	$1.13
Basic, proforma	0.42	0.37	1.13	1.12
Diluted, as reported	0.39	0.35	1.07	1.07
Diluted, proforma	0.39	0.34	1.07	1.07

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

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan portfolio.  In the event the national or local economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral-dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between September 30, 2004 and December 31, 2003 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	September 30, 2004	December 31, 2003	Increase (Decrease)	Percentage Change
ASSETS
Cash and cash equivalents	$13,015	$56,201	$(43,186)	(76.8)%
Investment securities held to maturity	68,347	80,379	(12,032)	(15.0)%
Loans receivable, net	603,613	512,756	90,857	17.7%
Prepaid expenses and other assets	41,363	41,317	46	0.1%

TOTAL	$726,338	$690,653	$35,685	5.2%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$582,394	$573,580	$8,814	1.5%
Federal Home Loan Bank advances	65,219	39,562	25,657	64.9%
Other liabilities	3,882	2,433	1,449	59.6%

Total liabilities	651,495	615,575	35,920	5.8%

STOCKHOLDERS’ EQUITY	74,843	75,078	(235)	(0.3)%

TOTAL	$726,338	$690,653	$35,685	5.2%

BOOK VALUE PER SHARE	$14.58	$14.06

EQUITY TO ASSETS	10.3%	10.9%

Loans Receivable.  Changes in loan composition between September 30, 2004 and December 31, 2003 are presented in the following table (dollars in thousands).

	September 30, 2004	December 31, 2003	Increase (Decrease)	Percentage Change

One- to four- family residential	$276,535	$259,121	$17,414
Multi-family residential	9,683	7,673	2,010
Commercial real estate	136,581	97,310	39,271
Construction	143,327	89,332	53,995
Total first mortgage loans	566,126	453,436	112,690	24.9%

Commercial	26,150	21,491	4,659	21.7%

Home equity and second mortgage	44,822	42,421	2,401
Automobile	20,126	22,087	(1,961)
Other	10,781	10,780	1
Total consumer	75,729	75,288	441	0.6%

Total loans receivable	668,005	550,215	117,790	21.4%
Less:
Undisbursed construction loan funds	(62,155)	(35,181)	(26,974)
Unearned discounts and net deferred loan fees	(501)	(657)	156
Allowance for loan losses	(1,736)	(1,621)	(115)

Total loans receivable, net	$603,613	$512,756	$90,857	17.7%

Certain 2003 amounts in the table above have been reclassified to conform to the 2004 presentation.

The interest rate environment and robust economies of our market areas have continued to provide increased demand for our loan products.  The Bank has continued its emphasis on real estate lending, particularly commercial real estate lending, to increase the average yield on its portfolio, expand its operations, and provide greater opportunities to cross-sell its products.  We experienced an increase in one-to four- family residential loans held for investment, primarily due to an increase in adjustable rate mortgages.   The $39.2 million increase in commercial real estate lending resulted primarily from an increase of approximately $13.0 million in land and land development loans and an increase of $8.9 million in loans on motel properties.  The increase in land and land development loans was primarily due to loans for the purchase or development of land for residential building lots. Construction lending has continued to increase, with $39.9 million of the increase due to one- to four- family residential construction, $6.8 million due to multi-family construction, and $7.3 million due to commercial real estate construction.

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated (dollars in thousands).

	September 30, 2004	December 31, 2003

Nonaccrual loans:
One- to four-family residential	$2,235	$1,537
Multi-family residential	—	—-
Construction loans	—	—
Commercial real estate	246	99
Commercial loans	201	131
Consumer loans	526	564
Total nonaccrual loans	3,208	2,331

Nonperforming restructured loans	—	1,352
Real estate owned	340	822

Nonperforming assets	$3,548	$4,505

Total nonaccrual and restructured loans as a percentage of total loans receivable	0.48%	0.67%

Total nonperforming assets as a percentage of total assets	0.49%	0.65%

The amount of restructured loans reported at December 31, 2003 was comprised of a group of loans to related borrowers.  At that date the loans were not over 90 days past due, but such loans were maintained on nonaccrual status.  At September 30, 2004, there were no nonperforming restructured loans.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$1,690	$1,717	$1,621	$1,529
Provisions for estimated losses	202	204	663	619
Recoveries	30	13	79	54
Losses charged off	(186)	(193)	(627)	(461)
Balance at end of period	$1,736	$1,741	$1,736	$1,741

Changes in the composition of the allowance for loan losses between September 30, 2004 and December 31, 2003 are presented in the following table (in thousands):

	September 30, 2004	December 31, 2003	Increase (Decrease)
General	$1,429	$1,306	$123
Specific	257	252	5
Unallocated	50	63	(13)
	$1,736	$1,621	$115

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

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan portfolio.  In the event the national or local economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral-dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

Although we consider the allowance for loan losses of approximately $1.7 million adequate to cover losses inherent in our loan portfolio at September 30, 2004, no assurance can be given that we will not sustain loan losses that are significantly different from the amount provided, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between September 30, 2004 and December 31, 2003 are presented in the following table (in thousands).

	September 30, 2004	December 31, 2003	Increase (Decrease)
Certificates of deposit	$3,000	$9,000	$(6,000)
U.S. Government and agency obligations	49,628	57,076	(7,448)
Municipal securities	15,719	14,303	1,416
Total	$68,347	$80,379	$(12,032)

During the first nine months of 2004, investment securities totaling $85.7 million were purchased and $97.8 million matured or were called.   The majority of these purchases and maturities were shorter-term certificates of deposit.  The decrease in U.S. Government and agency obligations was due to calls and maturities in excess of purchases.

At September 30, 2004, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

Certificates of deposit	$3,000	$3,000
U.S. Government and agency obligations	49,628	49,388
Municipal securities	15,719	16,057
Total	$68,347	$68,445

Deposits.  Changes in the composition of deposits between September 30, 2004 and December 31, 2003 are presented in the following table (dollars in thousands).

	September 30, 2004	December 31, 2003	Increase (Decrease)	Percentage Change

DDA and NOW accounts	$108,160	$96,090	$12,070	12.6%
Money Market accounts	111,195	108,400	2,795	2.6%
Savings accounts	31,770	29,269	2,501	8.5%
Certificates of deposit	331,269	339,821	(8,552)	(2.5)%

Total deposits	$582,394	$573,580	$8,814	1.5%

The Bank continued to experience a change in the mix of deposits due to the low interest rate environment during the nine months ended September 30, 2004.  Certificates of deposit decreased while money market, savings, and demand and NOW deposit accounts increased.  During the second quarter of 2004, the Bank launched a new marketing program aimed at increasing checking accounts.  As part of this program, the Bank changed its checking account offerings to make them more attractive to potential customers as well as offering “thank you” gifts with account openings and referrals.  Checking accounts are an attractive source of funds for the Bank as they offer low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.  The Bank does not advertise for deposits outside of its primary market area of Northwest and Northcentral Arkansas.

Federal Home Loan Bank Advances.  FHLB advances increased primarily due to new advances which were used to help fund loan growth.

Stockholders’ Equity.  Stockholders’ equity decreased $235,000 from December 31, 2003 to September 30, 2004.  The decrease in stockholders’ equity was primarily due to the purchase of treasury stock totaling $7.4 million during the first nine months of 2004, offset by net income of $5.8 million and the issuance of treasury stock due to exercise of stock options of $1.5 million.  In addition, during the nine months ended September 30, 2004, cash dividends of $1.6 million were paid.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2004 for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at September 30, 2004.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are based on daily balances during the period.

	September 30, 2004	Quarter Ended September 30,
		2004			2003
	Yield/Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
		(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	6.19%	$594,460	$9,160	6.16%	$492,229	$8,450	6.87%
Investment securities(2)	4.79	75,072	905	4.82	77,684	845	4.35
Other interest-earning assets	1.81	5,483	18	1.31	78,404	180.92
Total interest-earning assets	6.03	675,015	10,083	5.98	648,317	9,475	5.85
Noninterest-earning assets		48,247			47,225
Total assets		$723,262			$695,542
Interest-bearing liabilities:
Deposits	2.18	582,552	3,178	2.18	573,593	3,459	2.41
FHLB advances	3.07	61,195	442	2.89	44,886	340	3.04
Total interest-bearing liabilities	2.27	643,747	3,620	2.25	618,479	3,799	2.46
Noninterest-bearing liabilities		4,617			3,560
Total liabilities		648,364			622,039
Stockholders’ equity		74,898			73,503
Total liabilities and stockholders’ equity		$723,262			$695,542
Net interest income			$6,463			$5,676
Net earning assets		$31,268			$29,838
Interest rate spread	3.76%			3.73%			3.39%
Net interest margin				3.83%			3.50%
Ratio of interest-earning assets to interest-bearing liabilities				104.86%			104.82%

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$557,909	$26,234	6.27%	$489,302	$25,842	7.04%
Investment securities(2)	83,700	2,814	4.48	94,037	2,941	4.17
Other interest-earning assets	18,278	128	0.93	63,425	498	1.05
Total interest-earning assets	659,887	29,176	5.89	646,764	29,281	6.04
Noninterest-earning assets	47,772			44,834
Total assets	707,659			$691,598
Interest-bearing liabilities:
Deposits	580,284	9,472	2.18	571,403	11,247	2.62
FHLB advances	47,138	1,087	3.07	44,280	1,058	3.19
Total interest-bearing liabilities	627,422	10,559	2.24	615,683	12,305	2.66
Noninterest-bearing liabilities	4,892			3,896
Total liabilities	632,314			619,579
Stockholders’ equity	75,345			72,019
Total liabilities and stockholders’ equity	$707,659			$691,598
Net interest income		$18,617			$16,976
Net earning assets	$32,465			$31,081
Interest rate spread			3.65%			3.38%
Net interest margin			3.76%			3.50%
Ratio of interest-earning assets to interest-bearing liabilities			105.17%			105.05%

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

	Quarter Ended September 30, 2004 vs. 2003
	Increase (Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume
	(In Thousands)
Interest income:
Loans receivable	$1,755	$(865)	$(180)	$710
Investment securities	(28)	91	(3)	60
Other interest-earning assets	(168)	77	(71)	(162)
Total interest-earning assets	1,559	(697)	(254)	608

Interest expense:
Deposits	54	(330)	(5)	(281)
FHLB advances	124	(17)	(5)	102
Total interest-bearing liabilities	178	(347)	(10)	(179)
Net change in net interest income	$1,381	$(350)	$(244)	$787

	Nine Months Ended September 30, 2004 vs. 2003
	Increase (Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume
	(In Thousands)
Interest income:
Loans receivable	$3,623	$(2,834)	$(397)	$392
Investment securities	(323)	220	(24)	(127)
Other interest-earning assets	(355)	(54)	39	(370)
Total interest-earning assets	2,945	(2,668)	(382)	(105)

Interest expense:
Deposits	175	(1,920)	(30)	(1,775)
FHLB advances	68	(37)	(2)	29
Total interest-bearing liabilities	243	(1,957)	(32)	(1,746)
Net change in net interest income	$2,702	$(711)	$(350)	$1,641

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended September 30, 2004 and 2003 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2004	2003	2004 vs 2003	2004 vs 2003
Interest income:
Loans receivable	$9,160	$8,450	$710
Investment securities	905	845	60
Other	18	180	(162)
Total interest income	10,083	9,475	608	6.4%
Interest expense:
Deposits	3,178	3,459	(281)
Other borrowings	442	340	102
Total interest expense	3,620	3,799	(179)	(4.7)%
Net interest income before provision for loan losses	6,463	5,676	787
Provision for loan losses	202	204	(2)
Net interest income after provision for loan losses	6,261	5,472	789	14.4%
Noninterest income:
Deposit fee income	883	667	216
Gain on sale of loans	141	600	(459)
Other	549	594	(45)
Total noninterest income	1,573	1,861	(288)	(15.5)%
Noninterest expenses:
Salaries and employee benefits	2,830	2,644	186
Net occupancy expense	493	484	9
Advertising and public relations	294	165	129
Contributions	15	4	11
Other	1,102	1,250	(148)
Total noninterest expenses	4,734	4,547	187	4.1%
Income before income taxes	3,100	2,786	314
Provision for income taxes	1,002	914	88
Net income	2,098	1,872	226	12.1%

Basic earnings per share	$0.42	$0.37	$0.05	13.5%
Diluted earnings per share	$0.39	$0.35	$0.04	11.4%

Interest rate spread	3.73%	3.39%	0.34%	10.0%
Net interest margin	3.83%	3.50%	0.33%	9.4%

Average full-time equivalents	244	254	(10)	(3.9)%

The table below presents a comparison of results of operations for the nine months ended September 30, 2004 and 2003 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2004	2003	2004 vs 2003	2004 vs 2003
Interest income:
Loans receivable	$26,234	$25,842	$392
Investment securities	2,814	2,941	(127)
Other	128	498	(370)
Total interest income	29,176	29,281	(105)	(0.4)%
Interest expense:
Deposits	9,472	11,247	(1,775)
Other borrowings	1,087	1,058	29
Total interest expense	10,559	12,305	(1,746)	(14.2)%
Net interest income before provision for loan losses	18,617	16,976	1,641
Provision for loan losses	663	619	44
Net interest income after provision for loan losses	17,954	16,357	1,597	9.8%
Noninterest income:
Deposit fee income	2,378	1,869	509
Gain on sale of loans	463	1,512	(1,049)
Gain on contributed assets	—	414	(414)
Other	1,747	1,754	(7)
Total noninterest income	4,588	5,549	(961)	(17.3)%
Noninterest expenses:
Salaries and employee benefits	8,266	7,654	612
Net occupancy expense	1,494	1,371	123
Advertising and public relations	726	468	258
Contributions	24	523	(499)
Other	3,521	3,558	(37)
Total noninterest expenses	14,031	13,574	457	3.4%
Income before income taxes	8,511	8,332	179
Provision for income taxes	2,723	2,589	134
Net income	5,788	5,743	45	0.8%

Basic earnings per share	$1.14	$1.13	$0.01	0.9%
Diluted earnings per share	$1.07	$1.07	$0.00	—

Interest rate spread	3.65%	3.38%	0.27%	8.0%
Net interest margin	3.76%	3.50%	0.26%	7.4%

Average full-time equivalents	248	247	1	0.4%

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

Interest Income.  The increase for the three month comparative period was primarily due to an increase in the average balance of loans and an increase in the average yield earned on investment securities, partially offset by a decrease in the average balance of investment securities and other interest-earning assets and a decrease in the average yield earned on loans.   The decrease for the nine month comparative period was due primarily to a decrease in the average yield earned on loans and a decrease in the average balance of investment securities and other interest-earning assets, offset by an increase in the average balance of loans and an increase in the average yield earned on investment securities.  The average balance of loans increased primarily due to increased construction, commercial real estate, and one- to four- family loan origination activity during 2004.  The average yield earned on investment securities increased due to a change in the mix of the portfolio with less funds being invested in lower-yielding FHLB CDs.  The decrease in the average yield earned on loans was primarily due to an overall decline in rates during the periods and customers’ refinancing to lower rates.  The decrease in the average balance of investment securities held to maturity was primarily the result of called U.S. Government and agency securities and maturing certificates of deposit.  The average balance of other interest-earning assets decreased as such assets were used to fund loan growth.

Interest Expense.   The decreases for both the three and nine month comparative periods were primarily due to a decrease in the average rate paid on deposit accounts, offset slightly by an increase in the average balance of deposits and FHLB advances.  The decrease in the average interest rate paid on deposits was primarily the result of maturing certificates and variable interest bearing deposits being repriced to lower interest rates.

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

While total loans receivable increased by $117.8 million since December 31, 2003, the estimated allowance for loan losses did not increase significantly since the majority of the growth was in real estate loans, which have lower estimated loss rates than consumer loans.   Further, there was a decrease in the balance of automobile loans as well as a trend of decreasing charge-offs on all categories of consumer loans except unsecured loans.   Specifically, there was a decrease of $2.0 million in the balance of automobile loans as well as a decrease in automobile loan charge-offs, which accounted for approximately $161,000 of the decrease in the allowance for loan losses on consumer loans.  Since the balance of unsecured loans is only approximately $2.9 million, the increased loss rate on those loans did not materially affect the overall allowance for loan losses.

The composition of the allowance for loan losses at September 30, 2004 and December 31, 2003 is presented below (in thousands):

	September 30, 2004	December 31, 2003

One- to four-family residential	$313	$239
Multi-family residential	39	31
Commercial real estate	431	256
Commercial loans	484	404
Consumer loans	419	628
Unallocated	50	63
Total allowance for loan losses	$1,736	$1,621

Noninterest Income.  Deposit fee income increased as a result of the Bank’s continued promotion of Bounce ProtectionTM overdraft service as well as an increase in the number of checking accounts and a change in the insufficient funds fee structure.  The number of checking accounts increased approximately 7.7% from September 30, 2003 to September 30, 2004.  The Bank began aggressively promoting checking accounts in the second quarter of 2004 through direct mail campaigns to expand its checking accounts and increase deposit fee income.

Gain on sale of loans decreased due to a decrease in originations of loans for sale.  Sales of loans peaked in 2003 due to record low interest rates in 2003 and the resulting refinancing activity.

The gain on contributed assets was recorded in connection with an adjustment of the carrying value of donated real estate to estimated fair value in the second quarter of 2003.  A corresponding expense in the amount of $500,000 was also recorded and is included in the balance of contributions expense.  The effect of this contribution is further described below.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Salaries	$1,947	$1,821	$126	$5,710	$5,478	$232
ESOP expense (1)	426	329	97	1,230	853	377
Defined benefit plan contribution	121	165	(44)	234	273	(39)
Other	336	329	7	1,092	1,050	42
Total	$2,830	$2,644	$186	$8,266	$7,654	$612

(1) Employee Stock Ownership Plan

The increase in salaries and employee benefits for both the three and nine month comparative periods was due primarily to increases in salaries and ESOP expense. The increase in ESOP expense was due to an increase in the Company’s average stock price in 2004 compared to the same periods in 2003.  The increase in salaries for the three and nine month comparative periods was primarily due to normal salary and merit increases.

Net occupancy expense.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Depreciation	$274	$283	$(9)	$824	$758	$66
Furniture, fixtures, and equipment expense	39	39	—	129	202	(73)
Utilities	55	54	1	166	137	29
Building repairs and maintenance	63	58	5	191	134	57
Taxes and insurance	45	36	9	134	90	44
Rent	17	14	3	50	50	—
Total	$493	$484	$9	$1,494	$1,371	$123

The increase in net occupancy expense for the nine month comparative period was due primarily to increases in depreciation, building repairs and maintenance, and taxes and insurance related to nine months of expense associated with the new corporate office in 2004 compared to four months in 2003, offset by a decrease in furniture, fixtures and equipment expense.  Such decrease was primarily due to furniture and accessories for the new corporate office that opened June 2, 2003.  Furniture and accessories totaling $120,000 were expensed in the nine months ended September 30, 2003.

Advertising and public relations.  The increase in advertising and public relations for the three and nine month comparative periods was due to costs incurred in the second and third quarters associated with the new checking account marketing program, including direct mail, “thank you” gifts, marketing brochures, posters, and billboards.  For the three month and nine month comparative periods, approximately $106,000 and $223,000, respectively, was due to this program.

Contributions.   Contributions expense decreased in the nine month period ended September 30 mainly due to the contribution of real estate discussed above.  The fair value of the donated real estate of $500,000 is included in contributions expense for the nine months ended September 30, 2003.

Other expenses.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Consultant and management fees	$22	$132	$(110)	$226	$232	$(6)
Other	1,080	1,118	(38)	3,295	3,326	(31)
Total	$1,102	$1,250	$(148)	$3,521	$3,558	$(37)

Other expenses decreased in the three month comparative periods primarily due to consultant and management fees.  These fees decreased primarily due to fees paid in 2003 to a consulting firm related to preparation for internal control assertion and attestation under the new requirements of the Sarbanes-Oxley Act of 2002.  Fees paid to a third party vendor related to the Bounce ProtectionTM program also decreased for the three month comparative periods.

Income Taxes.

The increase in income tax expense for the three month and nine month periods ended September 30, 2004 compared to the same periods in 2003 was primarily due to an increase in taxable income.

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

At September 30, 2004, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At September 30, 2004, the Company had no interests in non-consolidated special purpose entities.

At September 30, 2004, commitments included:

•      total approved commitments to originate loans amounting to $28.6 million, including $18.4 million of loans committed to sell;

•      rate lock agreements with customers of $5.5 million, all of which have been locked with an investor;

•      funded mortgage loans committed to sell of $1.3 million;

•      undisbursed portion of construction loans of $62.2 million;

•      unused lines of credit of $20.8 million;

•      outstanding standby letters of credit of $1.8 million;

•      total predetermined overdraft protection limits of $10.2 million; and

•      certificates of deposit scheduled to mature in one year or less totaling $140.1 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $5.5 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at September 30, 2004.

Historically, a very small percentage of predetermined overdraft limits have been used.  At September 30, 2004, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.4% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  As an additional source of funds, the Bank has borrowed from the FHLB of Dallas.  At September 30, 2004, available borrowing capacity with the FHLB was approximately $196 million.

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

As of September 30, 2004, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At September 30, 2004, the Bank’s tangible, core and risk-based capital ratios amounted to 10.05%, 10.05% and 14.46%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1 to August 31, 2004	76,000	$20.57	76,000	174,591
September 1 to September 30, 2004	27,000	$21.00	27,000	147,591

The Company is in its 16th announced repurchase program, which was approved by the board of directors on May 26, 2004, and publicly announced on June 8, 2004. Total shares approved to be purchased in this program are 260,257, of which 112,666 have been purchased as of September 30, 2004.  All treasury stock purchases are made under publicly announced repurchase programs.

Item 3.            Defaults Upon Senior Securities

Not applicable.

Item 4.            Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.            Other Information

None.

Item 6.            Exhibits

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: October 27, 2004	By:	/s/Larry J. Brandt
Larry J. Brandt
President/CEO

Date: October 27, 2004	By:	/s/Sherri R. Billings
Sherri R. Billings
EVP/CFO