Form 10-K
period 2004-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2005-03-15
CIK 1006424

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes  ☒  No  ☐

As of June 30, 2004, the aggregate value of the 4,647,899 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 547,583 shares held by directors and officers of the Registrant as a group, was approximately $90.7 million.  This figure is based on the last sales price of $19.51 per share of the Registrant’s Common Stock on June 30, 2004.

Number of shares of Common Stock outstanding as of February 22, 2005:  5,079,408

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the definitive proxy statement for the 2005 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14 of this Form 10-K.

PART I.

Item 1.  Business

General

First Federal Bancshares of Arkansas, Inc.  First Federal Bancshares of Arkansas, Inc. (the “Company”) is a Texas corporation organized in January 1996 by First Federal Bank of Arkansas, FA (“First Federal” or the “Bank”) for the purpose of becoming a unitary holding company of the Bank.  The only significant assets of the Company are the capital stock of the Bank, the Company’s loan to the Employee Stock Ownership Plan (“ESOP”), and cash.  The business and management of the Company consists of the business and management of the Bank.  The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time.  Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.  At December 31, 2004, the Company had $751.7 million in total assets, $582.4 million in total deposits and $75.3 million in stockholders’ equity.

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

This Form 10-K and the Company’s Annual Report to Stockholders contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document and the Company’s Annual Report to Stockholders, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

Employees

The Bank had 229 full-time employees and 38 part-time employees at December 31, 2004, compared to 237 full-time employees and 37 part-time employees at December 31, 2003.  None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

Available Information

The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable on or through its website located at www.ffbh.com after filing with the United States Securities and Exchange Commission.

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

The Bank experiences strong competition for loans principally from savings associations, community banks, commercial banks and mortgage companies.  In 2004, several new community banks and several well-established financial institutions have begun to establish branches in the Washington-Benton county area, providing for increased competition. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.  Competition has increased as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Lending Activities

General.  At December 31, 2004, the Bank’s portfolio of net loans receivable amounted to $634.2 million or 84.4% of the Company’s total assets.  The Bank has traditionally concentrated its lending activities on loans collateralized by real estate.  Consistent with such approach, $596.6 million or 85.3% of the Bank’s total portfolio of loans receivable (“total loan portfolio”) consisted of loans collateralized by first mortgage loans at December 31, 2004.

In recent years, the Bank has placed an increased emphasis on commercial real estate lending, construction lending, and commercial lending in order to better utilize excess cash and to transition to more of a full-service community bank.  The table below summarizes the changes in the composition of the loan portfolio between December 31, 2000, which is the earliest year presented in the loan composition table on page 4, and December 31, 2004 (dollars in millions):

	2004 vs 2000		Year Ended December 31,
	Increase (Decrease)		2004		2000
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
Real estate loans:
1-4 family residential	$(95.2)	(33.52)%	$282.1	40.35%	$377.3	73.87%
Multi-family residential	5.8	0.63	9.5	1.35	3.7	0.72
Commercial real estate	103.6	12.60	145.9	20.87	42.3	8.27
Construction	134.2	17.88	159.1	22.76	24.9	4.88
Total real estate loans	148.4	(2.41)	596.6	85.33	448.2	87.74

Commercial loans	11.5	0.79	27.6	3.94	16.1	3.15

Consumer loans	28.5	1.62	75.0	10.73	46.5	9.11

Total (1)	$188.4	0.00%	$699.2	100.00%	$510.8	100.00%

(1) Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

Commercial real estate, construction and commercial lending are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effect of general economic conditions on the successful operation of the related business and/or income producing properties.  The Bank has attempted to reduce such risk by evaluating the credit history and past performance of the borrower, the quality of the borrowers’ management, the debt service ratio, the quality and characteristics of the income stream generated by the business or the property and appraisals supporting the property’s valuation as applicable.  See “Asset Quality”.

Loan Composition.  The following table sets forth certain data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Real estate loans:
1-4 family residential	$282,144	40.35%	$259,121	47.09%	$289,106	57.03%	$330,844	67.85%	$377,341	73.87%
Multi-family residential	9,454	1.35	7,673	1.39	5,821	1.15	4,386	0.90	3,666	0.72
Commercial real estate	145,909	20.87	97,310	17.69	75,234	14.84	51,592	10.58	42,257	8.27
Construction	159,111	22.76	89,332	16.24	49,144	9.69	24,842	5.09	24,937	4.88
Total first mortgage loans	596,618	85.33	453,436	82.41	419,305	82.71	411,664	84.42	448,201	87.74

Commercial loans	27,545	3.94	21,491	3.91	19,601	3.87	18,755	3.85	16,067	3.15

Consumer loans:
Home equity and second mortgage loans	45,256	6.47	42,421	7.71	35,856	7.07	28,798	5.91	22,849	4.47
Automobile	19,101	2.73	22,087	4.01	22,570	4.45	20,506	4.20	16,051	3.14
Other	10,685	1.53	10,780	1.96	9,621	1.90	7,916	1.62	7,651	1.50
Total consumer loans	75,042	10.73	75,288	13.68	68,047	13.42	57,220	11.73	46,551	9.11

Total loans receivable	699,205	100.00%	550,215	100.00%	506,953	100.00%	487,639	100.00%	510,819	100.00%

Less:
Undisbursed loan funds	(62,661)		(35,181)		(20,618)		(10,144)		(9,126)
Unearned discounts and net deferred loan fees	(481)		(657)		(1,338)		(2,078)		(2,697)
Allowance for loan losses	(1,846)		(1,621)		(1,529)		(923)		(691)
Total loans receivable, net	$634,217		$512,756		$483,468		$474,494		$498,305

Loan Maturity and Interest Rates.  The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Year Through Five Years	After Five Years	Total
	(In Thousands)
Real estate loans:
1-4 family residential	$2,203	$19,591	$260,350	$282,144
Multi-family residential	939	3,392	5,123	9,454
Commercial real estate	33,914	81,245	30,750	145,909
Construction	97,311	20,173	41,627	159,111
Commercial loans	16,133	9,535	1,877	27,545
Consumer loans	22,428	46,627	5,987	75,042
Total(1)	$172,928	$180,563	$345,714	$699,205

(1)  Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

The following table sets forth the dollar amount of the Bank’s loans at December 31, 2004 due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In Thousands)
Real estate loans:
1-4 family residential	$69,119	$210,822	$279,941
Multi-family residential	7,788	727	8,515
Commercial real estate	92,441	19,554	111,995
Construction	32,426	29,374	61,800
Commercial loans	10,442	970	11,412
Consumer loans	41,243	11,371	52,614
Total	$253,459	$272,818	$526,277

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

Origination, Purchase and Sale of Loans.  The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and policies established by the Bank’s board of directors and management.  Loan originations are obtained from a variety of sources, including realtor referrals, walk-in customers to the Bank’s branch locations, solicitation by loan officers, radio, television and newspaper advertising, and to a lesser extent, through the Bank’s Internet website.  The Bank continually emphasizes its community ties and its practice of quick and efficient underwriting and loan approval processes, made possible in part through the use of automated underwriting software.  The Bank believes it provides exceptional personalized service to its customers.  The Bank requires hazard insurance, title insurance, and to the extent applicable, flood insurance on all secured real property.

Applications are initially received by loan officers or from the Bank’s secure website.  Applications received over the Bank’s website are forwarded to loan officers.  To a lesser extent, the Bank does utilize a commercial loan consultant/broker.  This consultant has extensive experience in commercial lending and his fee is negotiated on a loan-by-loan basis by the executive committee of the Bank.  All work performed by the consultant is reviewed by the Executive Vice President/Chief Lending Officer and the Senior Vice President/Commercial Lending Manager as well as the appropriate loan committee members as described herein.  All loans are subject to review by members of the Bank’s loan committee.  The loan committee is made up of loan officers of the Bank.  Each loan committee member has a designated lending approval authority which is based upon the individual’s expertise in the various lending areas, which include residential loans, consumer loans, commercial real estate loans, and non-real estate commercial loans.  Various members of the loan committee may approve loans based upon an aggregate approval authority by up to three members of the committee.  Larger loans requiring more than three loan committee members also require the additional approval of the President/Chief Executive Officer, Executive Vice President/Chief Operating Officer, or the Executive Vice President/Chief Lending Officer.  Residential loans of $1,000,000 or more, consumer loans of $500,000 or more, commercial real estate loans of $1,000,000 or more, and non-real estate loans of $500,000 or more require approval by the Bank’s board of directors.  All loans are reviewed, subsequent to the loan being closed, by the board of directors.

During 2004, the Bank purchased participations in five commercial construction loans with a total commitment amount of $13.8 million as well as a $1.2 million participation in a commercial real estate loan.  During 2003, the Bank purchased two commercial loan participations totaling $3.1 million.  No loans were purchased during 2002.  All participations purchased were current as of December 31, 2004.

To minimize interest rate risk, loans with fixed-rate terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market.  The rights to service such loans are typically sold with the loans.  This allows the Bank to provide its customers competitive long-term fixed-rate mortgage products which are very popular financing products for home buyers in today’s market, while not exposing the Bank to undue interest rate risk.  These loans are originated subject to Fannie Mae and/or Freddie Mac underwriting guidelines and are typically underwritten and validated by a third party prior to loan closing.  The Secondary Market Department of the Bank typically locks and confirms the purchase price of the loan on the day of the loan application which protects the Bank from market price movements and ensures that the Bank will receive a fair and reasonable price on the sale of the respective loan.  Due to the loans being underwritten by a third party, the repurchase risk associated with these loans is substantially assumed by the underwriter.  The Bank believes it has minimal risk of repurchase of these loans based upon the contracts with the specific investors.  This risk typically involves potential early prepayments of the mortgage or an early default of a loan.  In 2004, 2003, and 2002, the Bank was not required to repurchase any loans.  In 2004, 2003, and 2002, the Bank’s secondary market loan sales amounted to $45.8 million, $123.5 million, and $65.5 million, respectively.  The significant amount of loan sales in 2003 was primarily due to refinancing activity during a period of historically low interest rates. The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans on the secondary market, the Bank periodically sells larger commercial loans or participations in such loans in order to comply with the Bank’s loans-to-one borrower limit.  In such situations the loans are typically sold with servicing retained.  During the years ended December 31, 2004, 2003, and 2002, such loans sold amounted to approximately $21.5 million, $6.6 million, and $1.8 million, respectively.  At December 31, 2004, 2003, and 2002, the balances of loans sold with servicing retained were approximately $18.9 million, $8.4 million, and $2.0 million, respectively.  Loan servicing fee income for the years ended December 31, 2004, 2003, and 2002, was approximately $159,000, $36,000, and $5,000, respectively.

Following is a table showing the Bank’s originations, sales, purchases, and repayments of loans during the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)

Loans receivable at beginning of period	$550,215	$506,953	$487,639
Loan originations:
Real estate:
1-4 family residential	135,584	199,984	136,154
Multi-family residential	11,303	6,103	2,756
Commercial real estate	83,677	44,958	31,878
Construction	158,929	94,105	54,504
Commercial loans	31,295	24,646	16,880
Consumer:
Home equity and second mortgage loans	41,012	27,507	24,653
Automobile	12,511	15,245	17,348
Other	12,474	15,029	15,207
Total loan originations	486,785	427,577	299,380
Loan purchases	15,000	3,140	—
Repayments	(284,830)	(254,015)	(212,166)
Loan sales	(67,301)	(130,169)	(67,350)
Transfers to real estate owned	(894)	(1,771)	(1,029)
Other	230	(1,500)	479
Net loan activity	148,990	43,262	19,314
Loans receivable at end of period(1)	$699,205	$550,215	$506,953

(1)  Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

Loans-to-One Borrower.  A savings institution generally may not make loans-to-one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  At December 31, 2004, the Bank’s limit on loans-to-one borrower was approximately $11.2 million.  At December 31, 2004, the Bank’s largest loan or group of loans-to-one borrower, including persons or entities related to the borrower, amounted to $10.6 million.  Such amount consists of four commercial real estate loans.  The Bank’s ten largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, including unfunded commitments, totaled $84.9 million at December 31, 2004.  None of these loans were 90 days or more past due at December 31, 2004.

One- to Four-Family Residential Real Estate Loans.  The Bank has historically concentrated its lending activities on the origination of loans collateralized by first mortgage liens on existing one- to four-family residences.  At December 31, 2004, $282.1 million or 40.4% of the Bank’s total loan portfolio consisted of one- to four-family residential real estate loans.  Of the $282.1 million of such loans at December 31, 2004, $210.8 million or 74.7% had adjustable rates of interest (including $64.3 million of seven-year adjustable-rate loans) and $71.3 million or 25.3% had fixed rates of interest.

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

The Bank’s residential mortgage loans generally do not exceed 80% of the appraised value of the secured property. However, pursuant to the underwriting guidelines adopted by the board of directors, the Bank may lend up to 97% of the appraised value of the property securing a one- to-four family residential loan with private mortgage insurance to protect the portion of the loan that exceeds 80% of the appraised value.  The Bank may, on occasion, extend a loan up to 90% of the appraised value of the secured property without private mortgage insurance coverage.  However, these exceptions are minimal and are only approved on loans with exceptional credit scores, sizeable asset reserves, or other compensating factors.  At December 31, 2004, the Bank had $2.6 million of nonperforming, one- to four-family residential loans.  See “Asset Quality”.

Multi-Family Residential Real Estate Loans.  The Bank offers mortgage loans for the acquisition and refinancing of multi-family residential properties.  At December 31, 2004, $9.5 million or 1.4% of the Bank’s total loan portfolio consisted of loans collateralized by existing multi-family residential real estate properties.

The Bank currently originates both fixed- and adjustable- rate multi-family loans.  Fixed-rate loans are generally originated with amortization periods not to exceed 20 years, and typically have balloon periods of three, five or seven years.  Adjustable-rate loans are typically amortized over terms up to 30 years, with interest rate adjustments every five to seven years.  Loan-to-value ratios on the Bank’s multi-family real estate loans are currently limited to 80%.  It is also the Bank’s general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential real estate loans from the principals of the borrower.

Multi-family real estate lending entails significant additional risks as compared with one- to four-family residential property lending.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as regional and economic conditions generally.  At December 31, 2004, the Bank did not have any nonperforming multi-family real estate loans.  See “Asset Quality”.

Commercial Real Estate Loans.  The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties.  At December 31, 2004, $145.9 million or 20.9% of the Bank’s total loan portfolio consisted of loans collateralized by existing commercial real estate properties and developed as well as undeveloped land.  In recent years, the Bank has placed an increased emphasis on commercial real estate lending in order to transition to a more full-service community bank as well as to take advantage of the high demand for this type of property in some of the markets we serve.

Many of the Bank’s commercial real estate loans are collateralized by properties such as office buildings, convenience stores, service stations, mini-storage facilities, motels, churches, small shopping malls, and strip centers.  The Bank has experienced an increase in this type of lending over the last few years and underwrites commercial real estate loans specifically in relation to the type of property being collateralized.  Cash flows and vacancy rates are primary considerations when underwriting loans collateralized by office buildings, mini-storage facilities and motels.  Loans with borrowers that are corporations, limited liability companies, trusts, or other such legal entities are also typically personally guaranteed by the principals of the respective entity.  The financial strength of the individuals who are personally guaranteeing the loan is also a primary underwriting factor.

Commercial real estate loans include loans for the acquisition and development of land.  This segment of the portfolio totaled $30.9 million, $7.0 million, $5.5 million, $2.7 million, and $1.4 million as of December 31, 2004, 2003, 2002, 2001, and 2000, respectively.  The Bank has experienced a significant increase in this type of lending during 2004, primarily due to opportunities resulting from the growth and development of the Benton and Washington county areas discussed below.  These loans are typically made to borrowers with whom the Bank has had previous favorable experience and whose personal financial position is strong.  These loans include land purchased for development into single-family subdivision lots, condominium lots, and commercial lots.  Generally, these loans are collateralized by properties in the Bank’s market areas.

The Bank’s policy requires real estate appraisals of all properties securing commercial real estate loans by licensed real estate appraisers pursuant to state licensing requirements.  The Bank considers the quality and location of the real estate, the credit worthiness of the borrower, the cash flow of the project, and the quality of management involved with the property.  The Bank’s commercial real estate loans are generally originated with amortizations not to exceed 20-25 years and typically have balloon periods of three-, five-, or seven-year terms.  The Bank has originated some loans with variable rate terms based upon Wall Street Journal prime.  To a lesser degree, the Bank has in the past offered a limited number of fixed rate commercial real estate loans with terms not to exceed 15 years subject to then current interest rate scenarios.  As part of the criteria for underwriting multi-family and commercial real estate loans, the Bank generally estimates a cash flow analysis that includes a vacancy rate projection, expenses for taxes, insurance, maintenance and repair reserves as well as debt coverage ratios.  This information is also estimated and obtained from commercial real estate appraisals.

Commercial real estate lending entails additional risks, as compared to the Bank’s one- to four-family residential property loans. Commercial real estate loans generally involve larger loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate, as well as regional and economic conditions generally.  The Bank believes it has mitigated some of these additional risks by focusing its commercial real estate lending activities in the economically strong Washington/Benton County, Arkansas market.  This region is the home of the world’s largest retailer, Wal-Mart, as well as the nation’s largest meat company, Tyson Foods, the trucking firm J. B. Hunt, and the University of Arkansas.  Reports have ranked the region as one of the top performing economic areas in the country since 2003.  Low unemployment rates, population growth, and job growth in this market add additional support to the Bank’s growth in the area of commercial real estate loans.  At December 31, 2004, the Bank had one impaired commercial real estate loan relationship of $3.9 million for which an estimated $62,000 allowance for loan losses was recorded.  At December 31, 2004, none of the loans in this relationship were over 90 days past due.  See “Asset Quality”.

Construction Loans.  The Bank originates one- to four-family residential, multi-family, and commercial real estate construction loans.  However, the Bank’s primary emphasis has been residential construction lending.  The Bank’s construction lending activities are typically limited to the Bank’s primary market areas.  At December 31, 2004, construction loans amounted to $159.1 million or 22.8% of the Bank’s total loan portfolio, of which, $111.7 million consisted of one- to four-family residential construction loans, $25.5 million consisted of commercial real estate construction loans, and $21.9 million consisted of multi-family residential construction loans.  As discussed above in the commercial real estate section, our market areas of Benton and Washington counties have experienced tremendous prosperity and growth and provided the Bank with increased lending opportunities, which can be demonstrated by the significant growth in construction lending.  However, as stated previously, our primary focus in construction lending has been and remains residential construction lending.  The Bank has been successful in marketing its lending products to the residential construction market, including involvement in homebuilders’ associations and maintaining established relationships with builders.

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

The majority of the Bank’s construction loans are made to individual homeowners and local builders and developers for the purpose of constructing one- to four-family residences.  To a lesser but growing extent, construction loans are also originated for multi-family and commercial properties.  The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any non-speculative construction loan.  Interest on construction/permanent loans is due upon completion of the construction phase of the loan.  At such time, the loan automatically converts to a permanent loan at the interest rate established at the initial closing of the construction/permanent loan.

The Bank makes construction loans to local builders for the purpose of construction of speculative (or unsold) residential properties, and for the construction of pre-sold one- to four-family homes.  These loans are subject to credit review, analysis of personal and, if applicable, corporate financial statements, and an appraisal of the property to be constructed.  The Bank also reviews and inspects the project prior to the disbursement of funds (draws) during the construction term.  Loan proceeds are disbursed after a satisfactory inspection of the project has been made based upon percentage of completion.  Interest on these construction loans is due upon maturity.  The Bank may extend the term of a construction loan upon payment of interest accrued if the property has not been sold by the maturity date.  The Bank has not experienced any material credit or delinquency problems in this regard.

Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential loans.  This is due, in part, to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders.  In addition, construction loans to a builder for construction of homes that are not pre-sold possess a greater potential risk to the Bank than construction loans to individuals on their personal residences or on houses that are pre-sold prior to the inception of the loan.  In addition, the Bank analyzes each borrower involved in speculative building and limits the principal amount and number of unsold speculative homes at any one time with such borrower.  At December 31, 2004, the Bank had nonperforming construction loans totaling $634,000.  See “Asset Quality”.

Commercial Loans.  The Bank also offers commercial loans which primarily consist of equipment and inventory loans which are typically cross-collateralized by commercial real estate.  At December 31, 2004, such loans amounted to $27.5 million or 3.9% of the total loan portfolio.  At December 31, 2004, the Bank had nonperforming commercial loans totaling $186,000.  See “Asset Quality”.

The Bank’s commercial loans are typically originated with fixed interest rates and call provisions between one and five years.  These loans are typically based on a maximum fifteen-year amortization schedule.  To a lesser extent, the Bank does originate interest-only loans and variable-rate loans.

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers while increasing the yield on its overall loan portfolio and decreasing its interest rate risk due to the relatively shorter term nature of consumer loans. The consumer loans offered by the Bank primarily include home equity and second mortgage loans, automobile loans, deposit account secured loans, and unsecured loans.  Consumer loans amounted to $75.0 million or 10.7% of the total loan portfolio at December 31, 2004, of which $45.3 million, $19.1 million and $10.6 million consisted of home equity and second mortgage loans, automobile loans, and other consumer loans, respectively.  The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community-oriented financial institution.

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

Consumer loans entail greater risk than do residential first mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At December 31, 2004, the Bank had $723,000 of nonperforming consumer loans.  See “Asset Quality”.

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

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2004, in dollar amounts and as a percentage of the Bank’s total loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	One- to four-family Residential		Construction		Commercial Real Estate		Commercial		Consumer
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(Dollars in Thousands)
Loans delinquent:

30-59 days	$3,550	0.51%	$1,026	0.15%	$31	—%	$157	0.02%	$688	0.10%

60-89 days	1,711	0.24	75	0.01	1,175	0.17	62	0.01	189	0.03

90 days and over	1,716	0.25	593	0.08	—	—	139	0.02	564	0.08

Total	$6,977		$1,694		$1,206		358		1,441

Interest income that would have been recorded under the original terms of the Bank’s nonaccruing loans for the year ended December 31, 2004 amounted to $243,000, and the interest recognized during this period amounted to $85,000.

The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$2,619	$1,537	$2,184	$2,024	$1,438
Multi-family residential	—	—	—	—	—
Construction loans	634	—	—	350	—
Commercial real estate	—	99	124	269	48
Commercial loans	186	131	245	54	20
Consumer loans	723	564	175	409	140
Total nonaccrual loans	4,162	2,331	2,728	3,106	1,646

Restructured loans	3,790	1,352	4,219	—	—
Real estate owned	563	822	320	455	261

Total nonperforming assets	$8,515	$4,505	$7,267	$3,561	$1,907

Total nonaccrual and restructured loans as a percentage of total loans receivable	1.14%	0.67%	1.37%	0.64%	0.32%

Total nonperforming assets as a percentage of total assets	1.13%	0.65%	1.07%	0.53%	0.27%

The increase in nonaccrual one- to four- family residential loans, construction loans, and consumer loans is due to a single relationship with a speculative homebuilder of approximately $1.7 million.  We became aware in early January 2005 that this builder filed for bankruptcy protection and reviewed our collateral position on all of this builder’s loans and placed all of the borrower’s loans on nonaccrual status as of December 31, 2004.  At December 31, 2004, a specific reserve of approximately $59,000 was recorded for these loans.

Restructured loans at December 31, 2004, consists of a commercial real estate relationship.  This relationship was current as of December 31, 2004.  We also reviewed our collateral position on all of this borrower’s loans and have recorded a specific reserve of approximately $62,000 at December 31, 2004.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At December 31, 2004, the Bank had $8.5 million of classified assets, $8.2 million of which were classified as substandard and $300,000 of which were classified as loss.  In addition, at such date, the Bank had $3.2 million of assets designated as special mention.  Special mention assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes it is likely that a loan balance is uncollectible.  Subsequent recoveries, if any, are credited to the allowance.

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

The Bank reviews its non-homogeneous loans for impairment on a quarterly basis.  The Bank considers commercial real estate, construction, multi-family, and commercial loans to be non-homogeneous loans.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Although we consider the allowance for loan losses of approximately $1.8 million adequate to cover losses inherent in our loan portfolio at December 31, 2004, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Total loans outstanding at end of period	$699,205	$550,215	$506,953	$487,639	$510,819
Average loans outstanding	$573,520	$492,492	$481,330	$488,942	$481,112
Allowance at beginning of period	$1,621	$1,529	$923	$691	$752
Charge-offs:
One- to four-family residential	(152)	(73)	(54)	(75)	(28)
Commercial real estate	(71)	—	(56)	—	—
Commercial loans	(184)	(109)	(415)	(41)	(20)
Consumer loans (1)	(491)	(496)	(461)	(121)	(40)
Total charge-offs	(898)	(678)	(986)	(237)	(88)
Recoveries:
One- to four-family residential	2	1	6	—	—
Commercial real estate	—	—	2	—	—
Commercial loans	2	—	—	—	—
Consumer loans (1)	99	79	84	17	27
Total recoveries	103	80	92	17	27
Net charge-offs	(795)	(598)	(894)	(220)	(61)
Total provisions for losses	1,020	690	1,500	452	—
Allowance at end of period	$1,846	$1,621	$1,529	$923	$691

Allowance for loan losses as a percentage of total loans outstanding at end of period	0.26%	0.29%	0.30%	0.19%	0.14%
Net loans charged-off as a percentage of average loans outstanding	0.14%	0.12%	0.19%	0.05%	0.01%

(1) Consumer loan charge-offs include overdraft charge-offs of $323,000, $182,000 and $214,000 for the years ended December 31, 2004, 2003, and 2002, respectively.  Consumer loan recoveries include recoveries of overdraft charge-offs of $85,000, $50,000, and $53,000 for the years ended December 21, 2004, 2003, and 2002, respectively. Overdraft charge-offs and recoveries for the years ended December 31, 2001 and 2000 were not significant.

The following table presents the allocation of the Bank’s allowance for loan losses by the type of loan at each of the dates indicated.

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category
	(Dollars in Thousands)
1-4 family residential	$318	40.35%	$239	47.09%	$128	57.03%	$66	67.85%	$57	73.87%
Multi-family residential	39	1.35	31	1.39	1	1.15	1	0.90	—	0.72
Commercial real estate (1)	420	20.87	256	17.69	719	14.84	240	10.58	190	8.27
Construction loans	—	22.76	—	16.24	—	9.69	25	5.09	—	4.88
Commercial loans	509	3.94	404	3.91	209	3.87	133	3.85	101	3.15
Consumer loans	508	10.73	628	13.68	463	13.42	327	11.73	158	9.11
Unallocated	52	—	63	—	9	—	131	—	185	—
Total	$1,846	100.00%	$1,621	100.00%	$1,529	100.00%	$923	100.00%	$691	100.00%

(1) The allowance allocated to commercial real estate loans decreased between 2003 and 2002 primarily due to two factors.  At December 31, 2002, there was a valuation allowance on an impaired loan that is not recorded in 2003 and the loss experience factor was revised downward in 2003 due to a more established history of low levels of charge-offs.  The allowance increased in this category between 2003 and 2004 due primarily to loan growth.

Investment Activities

Investment Securities.  The investment policy of the Bank, as established by the board of directors, is designed primarily to provide and maintain liquidity, to complement the Bank’s interest rate risk strategy and to generate a favorable return on investments.  The Bank’s investment policy is currently implemented by the Bank’s President/Chief Executive Officer within the parameters set by the investment committee and the board of directors.  The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, municipal securities, investment grade corporate debt securities and other specified investments.

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost.  Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.  At December 31, 2004, the Bank held no investment securities classified as available for sale.  At December 31, 2004, approximately $19.5 million of the Bank’s investment securities were pledged as collateral for certain deposits in excess of $100,000.  In addition, certain U.S. Government and agency securities are pledged as collateral for Federal Home Loan Bank of Dallas (“FHLB”) advances under the FHLB’s blanket lien.  At December 31, 2004, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company’s stockholders’ equity.

The following table sets forth the amount of investment securities held to maturity which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2004.  Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	Less Than One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands)

Certificates of deposit	$3,000	1.58%	$—	—	$—	—	$—	—	$3,000	1.58%
Municipal securities	100	4.45	—	—	3,130	4.51%	12,609	4.59%	15,839	4.58
U.S. Government and agency obligations	—	—	200	3.63%	9,000	4.79	28,621	4.99	37,821	4.94
Total	$3,100	1.68%	$200	3.63%	$12,130	4.72%	$41,230	4.87%	$56,660	4.66%

As of December 31, 2004, there were approximately $55.8 million of investment securities at an average interest rate of 4.65% with issuer call options, of which approximately $41.8 million at an average interest rate of 4.70% are callable within one year.  In a rising interest rate environment, the Company believes that the issuers would not call these investment securities.

The following table sets forth the carrying value of the Company’s investment securities classified as held to maturity.  The Company held no investment securities as available for sale at the dates indicated.

	December 31,
	2004	2003	2002
	(In Thousands)
Investment securities held to maturity:
Certificates of deposit	$3,000	$9,000	$40,341
Municipal securities	15,839	14,303	8,728
U.S. Government and agency obligations	37,821	57,076	65,402
Total	$56,660	$80,379	$114,471

As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock.  At December 31, 2004, the Bank’s investment in FHLB stock amounted to $4.9 million.  No ready market exists for such stock and it has no quoted market value.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for lending and other investment purposes.  In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and interest payments, maturities and calls of investment securities and advances from the FHLB of Dallas.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings are used when funds from deposit sources are insufficient to meet funding needs.  They may also be used on a longer term basis for general business purposes.  FHLB advances are the primary source of borrowings.

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

The Bank considers its primary market area to be Northcentral and Northwest Arkansas.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits.  In the second quarter of 2004, the Bank began a direct mail campaign to solicit checking accounts.  This program was instrumental in attaining 14.2% growth in checking account balances in 2004.  The Bank will continue to focus much of its marketing resources on cross-selling checking accounts and developing new checking account relationships with the Bank.  The Bank does not advertise for deposits outside of its primary market area and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas at December 31, 2004.  Services of deposit brokers have been used on a limited basis with less than 1% of certificates of deposit at December 31, 2004 obtained through a broker.

The Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Bank intends to continue to offer longer-term deposits to the extent possible and consistent with its asset and liability management goals.

The following table shows the distribution of, and certain other information relating to, the Bank’s deposits by type of deposit, as of the dates indicated.

	December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 3.00%	$168,779	29.0%	$180,301	31.4%	$136,015	23.9%
3.00% - 3.99%	68,140	11.7	38,057	6.6	78,571	13.8
4.00% - 5.99%	81,725	14.0	99,801	17.4	118,401	20.8
6.00% - 7.99%	15,911	2.7	21,271	3.7	34,547	6.1
8.00% and over	423	0.1	391	0.1	6,585	1.2
Total certificate accounts	334,978	57.5	339,821	59.2	374,119	65.8

Transaction accounts:
Savings	31,611	5.4	29,269	5.1	27,772	4.9
Money market accounts	106,063	18.2	108,400	18.9	80,020	14.1
NOW accounts/DDA	109,772	18.9	96,090	16.8	86,851	15.2
Total transaction accounts	247,446	42.5	233,759	40.8	194,643	34.2
Total deposits	$582,424	100.0%	$573,580	100.0%	$568,762	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)

Savings accounts	$31,096	0.41%	$28,664	0.66%	$27,955	1.04%
Money market accounts	113,842	1.46	99,426	1.71	67,814	2.42
NOW accounts	75,416	0.37	69,168	0.73	61,532	1.26
Demand deposit accounts	29,263	—	23,969	—	19,619	—
Certificates of deposit	331,662	3.20	350,180	3.49	389,127	4.30
Total deposits	$581,279	2.18%	$571,407	2.56%	$566,047	3.44%

The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2004 and 2003 and the amounts at December 31, 2004 which mature during the periods indicated.

	December 31,		Balance at December 31, 2004 Maturing in the 12 Months Ending December 31,
	2004	2003	2005	2006	2007	Thereafter
	(In Thousands)
Certificate accounts:
Less than 3.00%	$168,779	$180,301	$115,483	$49,500	$3,280	$516
3.00% - 3.99%	68,140	38,057	770	14,847	21,055	31,468
4.00% - 5.99%	81,725	99,801	12,768	18,115	26,601	24,241
6.00% - 7.99%	15,911	21,271	8,114	4,051	22	3,724
8.00% and over	423	391	—	423	—	—
Total certificate accounts	$334,978	$339,821	$137,135	$86,936	$50,958	$59,949

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2004 by time remaining to maturity.

Amount
(In Thousands)
Period Ending:
March 31, 2005	$12,638
June 30, 2005	12,971
September 30, 2005	4,292
December 31, 2005	3,797
After December 31, 2005	53,683
Total certificates of deposit with balances of $100,000 or more	$87,381

Borrowed funds.  The Bank utilizes FHLB advances in its normal operating and investing activities.  The Bank pledges as collateral for FHLB advances its FHLB stock and FHLB demand deposit account and has entered into a blanket collateral agreement with the FHLB.  Eligible collateral under the blanket lien includes First Mortgage Collateral (as defined), multi-family residential mortgages meeting the requirements for eligibility as First Mortgage Collateral, U.S. Government and Agency Securities (as defined by the FHLB), privately issued mortgage-backed securities that qualify as eligible collateral under applicable regulations, FHLB Term Deposit Accounts, and other non-securitized real estate related collateral.

Advances at December 31, 2004, have maturity dates and weighted average rates as follows:

Year Ending December 31,	Weighted Average Rate	Amount
		(Dollars in Thousands)
2005	3.34%	$31,187
2006	2.68	28,363
2007	3.46	15,786
2008	3.35	5,029
2009	3.62	3,006
Thereafter	4.25	6,385
Total	3.23%	$89,756

The following table sets forth information with respect to the Company’s FHLB advances at and during the periods indicated.

	At or For the Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Maximum balance	$89,756	$49,458	$47,844

Average balance	53,299	43,321	38,434

Year end balance	89,756	39,562	38,610

Weighted average interest rate:

At end of year	3.23%	3.26%	3.86%

During the year	3.09%	3.18%	5.69%

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes.  The Bank’s only subsidiary, First Harrison Service Corporation (the “Service Corporation”), was formed in 1971.  At December 31, 2004, the Service Corporation was inactive.

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

The Company

General.  The Company, as a savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”), has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements.  As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

Holding Company Acquisitions.  Federal law generally prohibits a savings and loan holding company, without prior OTS approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof which is not a subsidiary.  These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Holding Company Activities.  There are generally no restrictions on the activities of a savings and loan holding company which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”).  However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.  Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

If a savings and loan holding company acquires control of a second savings association and holds it as a separate institution, the holding company becomes a multiple savings and loan holding company.  As a general rule, multiple savings and loan holding companies are subject to restrictions on their activities that are not imposed on a grandfathered holding company.  They are restricted to activities traditionally permitted to multiple savings and loan holding companies and to financial holding companies under provisions of the Bank Holding Company Act.  Multiple savings and loan holding companies may:

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

Restrictions on Transactions with Affiliates.  Transactions between a savings institution and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and OTS regulations.  Affiliates of a savings institution generally include, among other entities, the savings institution’s holding company and companies that are controlled by or under common control with the savings institution.  Generally, Section 23A (i) limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the association or subsidiary as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the HOLA prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2004, the Bank was in compliance with the above restrictions.

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

The Bank

General.  The OTS has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC.  The last regulatory examination of the Bank by the OTS was completed in February 2004.  The Bank was not required to make any material changes to its operations as a result of such examination.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.

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

Currently, FDIC deposit insurance rates generally range from zero basis points to 27 basis points, depending on the assessment risk classification assigned to the depository institution.  The FDIC also assesses depository institutions the Financing Corporation (“FICO”) debt service assessment which became applicable to all insured institutions as of January 1, 1997, in accordance with the Deposit Insurance Funds Act of 1996.  SAIF and Bank Insurance Fund (“BIF”)

members both paid quarterly FICO debt service assessments ranging from 1.46 basis points to 1.54 basis points in 2004.  The current assessment rate is 1.44 basis points and is adjusted quarterly.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” capital equal to at least 4.0% of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.  For purposes of the regulation, core capital generally consists of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and “qualifying supervisory goodwill.”  Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution’s intangible assets, with only a limited exception for purchased mortgage servicing rights.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not materially affect the Bank’s regulatory capital.  At December 31, 2004, the Bank exceeded its tangible, core and risk-based capital requirements.

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

Qualified Thrift Lender Test.  All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations.  A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank.  Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank.

Currently, the QTL test requires either (i) that a savings association qualifies as a domestic building and loan association as defined in Section 7701 (a)(19) of the Internal Revenue Code of 1986, as amended, (“Code”) or (ii) that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; educational loans; small business loans; loans made through credit cards or credit card accounts; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC.  In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; investments in a service corporation that derives at least 80% of its gross revenues from activities related to domestic or manufactured residential housing; 200% of the amount of loans and investments in “starter homes”; 200% of the amount of certain loans in “credit-needy” areas; loans for the purchase, construction, development, or improvements of “community service facilities” not in credit-needy areas; loans for personal, family, or household purchases (other than those in the includable without limit category); and stock issued by the FHLMC or the FNMA.  Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution’s total assets.  At December 31, 2004, the qualified thrift investments of the Bank were approximately 81.2% of its portfolio assets.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At December 31, 2004, the Bank had $89.8 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the sum of 0.15% of total assets as of the previous December 31 and 4.25% of outstanding advances.  At December 31, 2004, the Bank had $4.9 million in FHLB stock, which was in compliance with this requirement.  No ready market exists for such stock and it has no quoted market value.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits.  As of December 31, 2004, no reserves were required to be maintained on the first $7.0 million of transaction accounts, reserves of 3% were required to be maintained against the next $40.6 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.

TAXATION

Federal Taxation

General.  The Company and Bank are subject to the generally applicable corporate tax provisions of the Code, and the Bank is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Bank and is not a comprehensive discussion of the tax rules applicable to the Company and Bank.

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

For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended.  A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount.  The “base amount” generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.  A residential loan is a loan as described in Section 7701(a) (19)

(C) (v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.  The Bank’s applicable excess reserves were fully recaptured ratably over a period of six taxable years, beginning with taxable year 1998 and concluding with taxable year 2003.

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders.  The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  Distribution of a cash dividend by a thrift institution to a shareholder is treated as made:  first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper.  To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves.  As of December 31, 2004, the Bank’s pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

Net Operating Loss Carryovers.  A financial institution may, for federal income tax purposes, carry back net operating losses (“NOLs”) to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after 1997.  The Job Creation and Worker Assistance Act of 2002 temporarily increased the general NOL carryback period from two years to five years for NOLs arising in taxable years ending in 2001 and 2002.  At December 31, 2004, the Bank had no NOL carryforwards for federal income tax purposes.

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

The Bank’s federal income tax returns for the tax years ended December 31, 2001 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

The Bank is subject to the Arkansas corporation income tax, which is a progressive rate up to a maximum of 6.7% of all taxable earnings.

The Company is incorporated under Texas law and, accordingly, is subject to Texas franchise tax in an amount equal to 4.5% of net income allocated to Texas pursuant to apportionments of gross receipts based upon where the Company conducts business.

Item 2.  Properties.

At December 31, 2004, the Bank conducted its business from its executive office in Harrison, Arkansas, and fourteen full service offices, all of which are located in Northcentral and Northwest Arkansas.

The following table sets forth information with respect to the offices and other properties of the Bank at December 31, 2004.

Description/Address	Leased/ Owned

1401 Highway 62-65 North Harrison, AR 72601	Owned

200 West Stephenson Harrison, AR 72601	Owned

Corner Central & Willow Harrison, AR 72601	Owned

324 Hwy. 62-65 Bypass Harrison, AR 72601	Owned

210 South Main Berryville, AR 72616	Owned

668 Highway 62 East Mountain Home, AR 72653	Owned

1337 Highway 62 SW Mountain Home, AR 72653	Owned

301 Highway 62 West Yellville, AR 72687	Owned

307 North Walton Blvd. Bentonville, AR 72712	Owned

2501 E. Central Ave., Suite 2 Bentonville, AR 72712	Leased(1)

3460 North College Fayetteville, AR 72703	Owned

1303 West Hudson Rogers, AR 72756	Owned

201 East Henri De Tonti Blvd. Tontitown, AR 72764	Owned

2025 North Crossover Road Fayetteville, AR 72703	Owned

249 West Main Street Farmington, AR 72730	Leased(2)

2030 West Elm Rogers, AR 72756	Owned

1023 East Millsap Road Fayetteville, AR 72703	Owned

(1)          Such property is subject to a five-year lease expiring August 1, 2008, with three five-year renewal options.

(2)          Such property is subject to a five-year lease expiring November 1, 2007.

Item 3.  Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company’s common stock are traded under the symbol “FFBH” on the Nasdaq National Market System.  At February 22, 2005, the Company had 5,079,408 shares of common stock outstanding and had approximately 1,985 beneficial holders of common stock.

The following table sets forth the dividends declared and the reported high and low end of day closing prices of a share of the Company’s common stock as reported by Nasdaq for the periods indicated.  Such table has been adjusted for the two-for-one stock split paid on December 31, 2003.

Quarter	Year Ended December 31, 2004			Year Ended December 31, 2003
Ended	High	Low	Dividend	High	Low	Dividend
March 31	$21.03	$19.89	$0.10	$13.11	$12.66	$0.08

June 30	$20.85	$18.34	$0.10	$16.75	$12.87	$0.08

September 30	$21.28	$18.89	$0.11	$18.95	$15.86	$0.09

December 31	$23.50	$20.21	$0.11	$20.50	$18.39	$0.09

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2004	60,000	$21.65	60,000	87,591
November 1 to November 30, 2004	18,000	$22.05	18,000	69,591
December 1 to December 31, 2004	20,600	$22.59	20,600	48,991

The Company is in its 16th announced repurchase program, which was approved by the board of directors on May 26, 2004, and publicly announced on June 8, 2004. Total shares approved to be purchased in this program are 260,257, of which 211,266 have been purchased as of December 31, 2004.  All treasury stock purchases are made under publicly announced repurchase programs.

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

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In Thousands, Except Per Share Data)

Selected Financial Condition Data:
Total assets	$751,665	$690,653	$679,896	$680,255	$713,902
Cash and cash equivalents	16,003	56,201	44,493	72,326	11,564
Investment securities	56,660	80,379	114,471	100,878	184,310
Loans receivable, net	634,217	512,756	483,468	474,494	498,305
Allowance for loan losses	1,846	1,621	1,529	923	691
Deposits	582,424	573,580	568,762	555,933	540,327
Federal Home Loan Bank advances	89,756	39,562	38,610	47,844	93,359
Stockholders’ equity	75,301	75,078	69,266	71,065	76,622

Selected Operating Data:
Interest income	$39,370	$38,745	$44,094	$50,152	$51,982
Interest expense	14,338	15,986	21,633	31,862	33,243
Net interest income	25,032	22,759	22,461	18,290	18,739
Provision for loan losses	1,020	690	1,500	452	—
Net interest income after provision for loan losses	24,012	22,069	20,961	17,838	18,739
Noninterest income	6,274	6,989	5,346	3,745	1,998
Noninterest expense	18,783	18,263	14,524	13,596	12,398
Income before income taxes	11,503	10,795	11,783	7,987	8,339
Provision for income taxes	3,698	3,339	4,005	2,527	2,747
Net income	$7,805	$7,456	$7,778	$5,460	$5,592

Earnings per Share (1):
Basic	$1.54	$1.46	$1.44	$0.88	$0.80
Diluted	1.45	1.38	1.38	0.87	0.80

Cash Dividends Declared per Share (1)	$0.42	$0.34	$0.26	$0.22	$0.20

(1)  Per share amounts have been restated for the two-for-one stock split that was paid on December 31, 2003.

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
Selected Operating Ratios(1):
Return on average assets	1.09%	1.08%	1.14%	.79%	.80%
Return on average equity	10.37	10.25	11.01	7.36	7.21
Average equity to average assets	10.53	10.52	10.39	10.74	11.07
Interest rate spread(2)	3.64	3.40	3.30	2.35	2.29
Net interest margin(2)	3.75	3.52	3.50	2.76	2.77
Net interest income after provision for loan losses to noninterest expense	127.84	120.84	144.32	131.20	151.14
Noninterest expense to average assets	2.63	2.64	2.14	1.97	1.77
Average interest-earning assets to average interest-bearing liabilities	105.12	105.08	106.10	108.61	109.77
Operating efficiency(3)	60.00	61.39	52.23	61.70	59.79

Asset Quality Ratios(4):
Nonaccrual and restructured loans to total loans(5)	1.14	0.67	1.37	0.64	0.32
Nonperforming assets to total assets(5)	1.13	0.66	1.07	0.53	0.27
Allowance for loan losses to non-performing loans(5)	23.21	44.01	22.01	29.71	41.96
Allowance for loan losses to total loans	0.26	0.29	0.30	0.19	0.14

Capital Ratios(6):
Tangible capital to adjusted total assets	9.74	10.27	9.78	9.79	10.37
Core capital to adjusted total assets	9.74	10.27	9.78	9.79	10.37
Risk-based capital to risk-weighted assets	13.75	16.25	17.03	17.29	19.69

Other Data:
Dividend payout ratio(7)	27.91%	24.32%	18.91%	26.33%	26.39%
Full service offices at end of period	15	15	14	14	14

(1)	Ratios are based on average daily balances.

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

First Federal’s lending focus has traditionally been on permanent residential real estate.  This continues to hold true, although in recent years an increased emphasis has been placed on commercial real estate lending and construction lending. Most of our lending growth is expected to occur in the Washington and Benton county areas, which are the headquarters of the state’s two largest employers, Wal-Mart and Tyson Foods.  These employers attract suppliers who establish offices in the area and create jobs, which fosters demand for housing and office space.  As of November 2004, unemployment in the Fayetteville/Springdale/Rogers metro area was 2.7%, compared to the Arkansas rate of 5.5% and the U.S. rate of 5.4%.

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

Like most banks, First Federal Bank’s two greatest challenges are managing interest rate risk and asset quality.  The Bank’s current interest rate risk position as measured by our regulator, the Office of Thrift Supervision (“OTS”), is at a minimal level as defined by Thrift Bulletin 13a.  The level of interest rate risk is impacted by the movement of interest rates and the timing and magnitude of assets repricing compared to liabilities repricing.  The Bank attempts to reduce the impact of changes in interest rates on its net interest income by managing the repricing gap as described in the “Asset and Liability Management” section.  We strive to maintain the asset quality of our loan portfolio at acceptable levels through sound underwriting procedures, including the use of credit scoring; an independent large loan review function; active collection procedures for delinquent loans; and, in the event of repossession, prompt and efficient liquidation of real estate, automobiles and other forms of collateral.  Both the board of directors and senior management place a high priority on managing interest rate risk and asset quality.

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between December 31, 2004 and 2003 are presented in the following table (dollars in thousands).  Material changes between periods will be discussed in the sections which follow the table.

	December 31,		Increase
	2004	2003	(Decrease)	% Change

ASSETS
Cash and cash equivalents	$16,003	$56,201	$(40,198)	(71.5)%
Investment securities held to maturity	56,660	80,379	(23,719)	(29.5)
Loans receivable, net	634,217	512,756	121,461	23.7
Office properties and equipment, net	15,295	14,238	1,057	7.4
Prepaid expenses and other assets	29,490	27,079	2,411	8.9

TOTAL	$751,665	$690,653	$61,012	8.8%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$582,424	$573,580	$8,844	1.5%
FHLB advances	89,756	39,562	50,194	126.9
Other liabilities	4,184	2,433	1,751	72.0
Total liabilities	676,364	615,575	60,789	9.9

STOCKHOLDERS’ EQUITY	75,301	75,078	223	0.3
TOTAL	$751,665	$690,653	$61,012	8.8%

BOOK VALUE PER SHARE	$14.78	$14.06

EQUITY TO ASSETS	10.0%	10.9%

Loans Receivable.  Changes in loan composition between December 31, 2004 and 2003 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2004	2003	(Decrease)	% Change

One- to four- family residences	$282,144	$259,121	$23,023
Multi-family	9,454	7,673	1,781
Commercial real estate	145,909	97,310	48,599
Construction	159,111	89,332	69,779
Total first mortgage loans	596,618	453,436	143,182	31.6%

Commercial	27,545	21,491	6,054	28.2%

Home equity and second mortgage	45,256	42,421	2,835
Automobile	19,101	22,087	(2,986)
Other	10,685	10,780	(95)
Total consumer	75,042	75,288	(246)	(0.3)%

Total loans receivable	699,205	550,215	148,990	27.1%
Less:
Undisbursed loan funds	(62,661)	(35,181)	(27,480)
Unearned discounts and net deferred loan fees	(481)	(657)	176
Allowance for loan losses	(1,846)	(1,621)	(225)

Total loans receivable, net	$634,217	$512,756	$121,461	23.7%

The Bank continued to experience increased demand for commercial real estate loans, construction loans, and commercial loans.  Generally, the Bank’s construction loans were for the purpose of constructing single-family residential properties.  The interest rate environment and robust economy of our market area provided increased demand and opportunity for our other loan products as well.  In recent years, the Bank has placed an increased emphasis on commercial real estate lending, construction lending, and commercial lending to diversify its loan portfolio, take advantage of market opportunities in these types of loans, and help the Bank transition to a more full-service community bank, as well as to provide opportunities to cross-sell its other banking products.

Allowance for Loan Losses.  Changes in the composition of the allowance for loan losses between December 31, 2004 and 2003 are presented in the following table (in thousands).

	December 31,		Increase
	2004	2003	(Decrease)
General	$1,476	$1,306	$170

Specific	318	252	66

Unallocated	52	63	(11)

	$1,846	$1,621	$225

The increase in the general loan loss allowance was primarily due to loan portfolio growth as well as an increase in charge-off experience related to overdrafts on demand deposit accounts.  The increase in the specific allowance for loan losses was due to a valuation allowance recorded at December 31, 2004, related to a single commercial loan relationship that was not required at December 31, 2003.

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

The Bank reviews its non-homogeneous loans for impairment on a quarterly basis.  The Bank considers commercial real estate, construction, multi-family, and commercial loans to be non-homogeneous loans.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Although we consider the allowance for loan losses of $1.8 million appropriate and adequate to cover losses inherent in our loan portfolio at December 31, 2004, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between December 31, 2004 and 2003 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2004	2003	(Decrease)
Certificates of deposit	$3,000	$9,000	$(6,000)
U.S. Government and agency obligations	37,821	57,076	(19,255)
Municipal securities	15,839	14,303	1,536
Total	$56,660	$80,379	$(23,719)

During 2004, investment securities totaling approximately $88 million were purchased and $112 million matured or were called.  The majority of these purchases and maturities were shorter-term certificates of deposit and U.S. Government and agency obligations.  The decreases in certificates of deposit and U.S. Government and agency obligations were due to calls and maturities in excess of purchases.

Office Properties and Equipment.  The increase in office properties and equipment of $1.1million was due primarily to the purchase of land for future branch expansion.

Deposits.  Changes in the composition of deposits between December 31, 2004 and 2003 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2004	2003	(Decrease)	% Change

DDA and NOW accounts	$109,772	$96,090	$13,682	14.2%
Money market accounts	106,063	108,400	(2,337)	(2.2)%
Savings accounts	31,611	29,269	2,342	8.0%
Certificates of deposit	334,978	339,821	(4,843)	(1.4)%

Total deposits	$582,424	$573,580	$8,844	1.5%

The Bank experienced a change in the mix of deposits due to the low interest rate environment during the year.  Certificates of deposit and money market accounts decreased while demand and NOW deposit accounts increased.  During the second quarter of 2004, the Bank launched a new marketing program aimed at increasing checking accounts.  As part of this program, the Bank changed its checking account offerings to make them more attractive to potential customers as well as offering “thank you” gifts with account openings and referrals.  The promotion and marketing of checking accounts will continue to be emphasized since they are a very attractive source of funds for the Bank as they offer low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.  Checking account growth was 14.2% during 2004 with the average balance of checking accounts during 2004 of $104.7 million with an average cost of 0.27%.  Deposit fee income increased 27.0% during 2004 primarily through an increase in clearing and honoring checks for customers who did not have sufficient funds in their checking account.

FHLB Advances.  The Bank experienced $50.2 million or 126.9% growth in FHLB of Dallas advances during the year.  The advances were used to fund loan growth in 2004.  The balance of advances at December 31, 2004 of $89.8 million consisted of $51.6 million of fixed rate advances with an average cost of 3.77% and $38.2 million of floating rate advances with an average cost of 2.49%.

Stockholders’ Equity.  Stockholders’ equity increased approximately $200,000 from December 31, 2003 to December 31, 2004.  The increase in stockholders’ equity was primarily due to net income of $7.8 million, the reissuance of 210,918 shares of treasury stock totaling $2.0 million resulting from the exercise of stock options, and the release of ESOP shares totaling $1.7 million, offset by the purchase of treasury stock totaling $9.5 million and payment of dividends totaling $2.2 million during 2004.  See the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002 for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at December 31, 2004.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented and outstanding balances at December 31, 2004.  Average balances are based on daily balances during the periods.

	December 31,	Year Ended December 31,
	2004	2004			2003			2002
	Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	6.14%	$573,520	$35,685	6.22%	$492,492	$34,188	6.94%	$481,330	$36,859	7.66%
Investment securities(2)	4.50	78,468	3,533	4.50	92,564	3,938	4.25	111,189	6,450	5.80
Other interest-earning assets	1.81	15,053	152	1.01	60,881	619	1.02	48,839	785	1.61
Total interest-earning assets	5.97	667,041	39,370	5.90	645,937	38,745	6.00	641,358	44,094	6.88
Noninterest-earning assets		47,793			45,383			38,336
Total assets		$714,834			$691,320			$679,694
Interest-bearing liabilities:
Deposits	2.26	581,279	12,690	2.18	$571,407	14,607	2.56	$566,047	19,446	3.44
FHLB advances	3.23	53,299	1,648	3.09	43,321	1,379	3.18	38,434	2,187	5.69
Total interest-bearing liabilities	2.39	634,578	14,338	2.26	614,728	15,986	2.60	604,481	21,633	3.58
Noninterest-bearing liabilities		5,002			3,886			4,562
Total liabilities		639,580			618,614			609,043
Stockholders’ equity		75,254			72,706			70,651
Total liabilities and stockholders’ equity		$714,834			$691,320			$679,694

Net interest income			$25,032			$22,759			$22,461
Net earning assets		$32,463			$31,209			$36,877
Interest rate spread	3.58%			3.64%			3.40%			3.30%
Net interest margin				3.75%			3.52%			3.50%
Ratio of interest-earning assets to interest-bearing liabilities				105.12%			105.08%			106.10%

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

	Year Ended December 31,
	2004 vs. 2003				2003 vs. 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$5,624	$(3,544)	$(583)	$1,497	$855	$(3,446)	$(80)	$(2,671)
Investment securities	(600)	230	(35)	(405)	(1,080)	(1,720)	288	(2,512)
Other interest-earning assets	(466)	(5)	4	(467)	193	(288)	(71)	(166)
Total interest-earning assets	4,558	(3,319)	(614)	625	(32)	(5,454)	137	(5,349)

Interest expense:
Deposits	252	(2,132)	(37)	(1,917)	184	(4,976)	(47)	(4,839)
FHLB advances	317	(39)	(9)	269	278	(964)	(122)	(808)
Total interest-bearing liabilities	569	(2,171)	(46)	(1,648)	462	(5,940)	(169)	(5,647)
Net change in net interest income	$3,989	$(1,148)	$(568)	$2,273	$(494)	$486	$306	$298

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the years ended December 31, 2004, 2003, and 2002 (dollars in thousands).  Specific changes in captions will be discussed below the table.

	Year Ended December 31,			Dollar Change		Percentage Change
	2004	2003	2002	2004 vs 2003	2003 vs 2002	2004 vs 2003	2003 vs 2002
Interest income:
Loans receivable	$35,685	$34,188	$36,859	$1,497	$(2,671)
Investment securities	3,533	3,938	6,450	(405)	(2,512)
Other	152	619	785	(467)	(166)
Total interest income	39,370	38,745	44,094	625	(5,349)	1.6%	(12.1)%
Interest expense:
Deposits	12,690	14,607	19,446	(1,917)	(4,839)
FHLB advances	1,648	1,379	2,187	269	(808)
Total interest expense	14,338	15,986	21,633	(1,648)	(5,647)	(10.3)%	(26.1)%
Net interest income before provision for loan losses	25,032	22,759	22,461	2,273	298
Provision for loan losses	1,020	690	1,500	330	(810)	47.8%	(54.0)%
Net interest income after provision for loan losses	24,012	22,069	20,961	1,943	1,108	8.8%	5.3%
Noninterest income:
Deposit fee income	3,674	2,893	2,620	781	273
Gain on sale of loans	607	1,696	888	(1,089)	808
Other	1,993	2,400	1,838	(407)	562
Total noninterest income	6,274	6,989	5,346	(715)	1,643	(10.2)%	30.7%
Noninterest expenses:
Salaries and employee benefits	11,094	10,417	8,575	677	1,842
Net occupancy expense	2,009	1,926	1,359	83	567
Data processing	1,546	1,507	1,178	39	329
Advertising and public relations	972	613	596	359	17
Contributions	30	526	120	(496)	406
Other	3,132	3,274	2,696	(142)	578
Total noninterest expenses	18,783	18,263	14,524	520	3,739	2.9%	25.7%
Income before provision for income taxes	11,503	10,795	11,783	708	(988)
Income tax provision	3,698	3,339	4,005	359	(666)
Net income	$7,805	$7,456	$7,778	$349	$(322)	4.7%	(4.1)%

Basic earnings per share	$1.54	$1.46	$1.44	$0.08	$0.02	5.5%	1.4%
Diluted earnings per share	$1.45	$1.38	$1.38	$0.07	$—	5.1%	0.0%

Interest rate spread	3.64%	3.40%	3.30%
Net interest margin	3.75%	3.52%	3.50%

Full-time equivalents	243	252	235
Full-service offices	15	15	14

Net Interest Income.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  The Company’s net interest income increased in both comparison periods due to increases in interest rate spread and interest rate margin.  In the 2003 vs. 2002 period, the average rates paid on interest-bearing liabilities declined by 98 basis points compared to the decline in the average yield on earning assets of 88 basis points. This resulted in a 10 basis point improvement in the interest rate spread from 2002 to 2003. In the 2004 vs. 2003 period the increases in the interest rate spread and interest rate margin were primarily the result of the shift in composition of interest-earning assets.  Interest-earning cash balances and proceeds from maturing and called investment securities were used to fund loan growth resulting in a higher yield being earned on the funds.

Interest Income and Interest Expense

Dollar and percentage changes in interest income and interest expense for the comparison periods are presented in the rate/volume analysis table which appears on page 37.

Interest Income.  The increase in the 2004 vs. 2003 period was primarily due to an increase in the average balance of loans and an increase in the average yield earned on investment securities, offset by decreases in the average balances of investment securities and other interest-earning assets and decreases in the average yields earned on loans and other interest-earning assets.  The decrease in the average yield earned on loans was primarily due to an overall decline in rates during the periods and customers’ refinancing to lower rates.  The decrease in the average balances of investment securities held to maturity and other interest-earning assets was due to proceeds from called or matured investments and interest-earning cash balances being used to fund loan growth.  The average balance of loans increased primarily due to construction and commercial real estate loan growth in 2004.

The decrease in the 2003 vs. 2002 period was primarily due to a decrease in the average yield earned on loans, investment securities, and other interest-earning assets and a decrease in the average balance of investment securities, offset by an increase in the average balance of loans.  The decrease in the average yield earned on loans, investment securities, and other interest-earning assets was primarily due to the declining level of interest rates in 2003.  The decrease in the average balance of investment securities held to maturity was primarily the result of maturing FHLB CDs. The average balance of loans increased primarily due to construction loan growth in 2003.

Interest Expense.  The decrease in interest expense in the 2004 vs. 2003 period was primarily due to decreases in the average rates paid on deposit accounts and FHLB advances, offset by increases in the average balances of deposits and FHLB advances.  The decrease in the average interest rate paid on deposits was primarily the result of maturing certificates and variable interest-bearing deposits being repriced to lower interest rates.  The increase in FHLB advances was due to the use of FHLB advances to fund loan growth.

The decrease in interest expense in the 2003 vs. 2002 period was primarily due to a decrease in the average rate paid on deposit accounts and FHLB advances.  The decrease in the average interest rate paid on deposits was primarily the result of maturing certificates and variable interest-bearing deposits being reinvested at lower interest rates.

Provision for Loan Losses.  The provision for loan losses is determined by management as the amount to bring the allowance for loan losses to a level that is considered adequate to absorb probable losses inherent in the loan portfolio.  Such provision and the adequacy of the allowance for loan losses is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.

Factors influencing management’s decision to increase the provision in the 2004 vs. 2003 period include an increase in the loan portfolio, particularly commercial real estate and construction loans, as well as an increase in nonaccrual and restructured loans.

In 2003, the primary factor contributing to the decrease in the provision from 2002 was a decline in charge-offs, which were $308,000 less than in 2002.

Noninterest Income.  Deposit fee income increased as a result of the Bank’s continued promotion of Bounce ProtectionTM overdraft service as well as an increase in the number of checking accounts and a change in the insufficient funds fee structure.  The number of checking accounts increased approximately 8.0% from December 31, 2003 to December 31, 2004 and increased 7.4% from December 31, 2002 to December 31, 2003.  The Bank plans to continue to aggressively promote checking accounts in 2005 through direct mail campaigns to further expand its checking accounts and increase deposit fee income.

Gain on sale of loans changed in relation to increases or decreases in originations of loans for sale during the comparison periods.  The activity in loans held for sale is summarized below (in thousands):

	Year Ended December 31,
	2004	2003	2002
Loans held for sale, beginning of period	$1,687	$8,264	$5,560
Originations	45,763	119,833	69,631
Sales	(45,827)	(126,410)	(66,927)
Loans held for sale, end of period	$1,623	$1,687	$8,264

Gain on sale of loans	$607	$1,696	$888

Sales of loans peaked in 2003 due to record low interest rates in 2003 and the resulting refinancing activity.

Other noninterest income decreased during the 2004 vs. 2003 period and increased in the 2003 vs. 2002 period primarily due to an adjustment of the carrying value of donated real estate from its cost to its estimated fair value.  The gain on contribution was recognized during the year ended December 31, 2003.  A corresponding expense in the amount of $500,000, the fair value of the donated real estate, was also recorded during the year ended December 31, 2003, and is included in the balance of contributions expense.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2004	2003	2002	2004 vs 2003	2003 vs 2002
Salaries	$7,635	$7,315	$6,374	$320	$941
Payroll taxes	701	638	540	63	98
Insurance	572	579	510	(7)	69
ESOP expense (1)	1,661	1,230	924	431	306
MRP expense (2)	27	45	—	(18)	45
Defined benefit plan contribution	358	480	108	(122)	372
Other	140	130	119	10	11
Total	$11,094	$10,417	$8,575	$677	$1,842

(1)          Employee Stock Ownership Plan

(2)          Management Recognition and Retention Plan

2004 vs. 2003

The increase in salaries was due to normal salary and merit increases and an increase in bonuses paid to loan officers related to loan quality and production.  Payroll taxes increased due to the increase in salaries.  The increase in employee stock ownership plan expense was due to an increase in the Company’s average stock price from $15.89 in 2003 to $20.58 in 2004.

2003 vs. 2002

The increase in salaries was due to an increase in personnel and normal salary and merit increases.  Payroll taxes and insurance increased due to the increase in salaries.  The increase in employee stock ownership plan expense was due to an increase in the Company’s average stock price from $12.21 in 2002 to $15.89 in 2003.  The defined benefit plan expense increased due to an increase in the Bank’s required contribution to the multiemployer pension plan as a result of decreased yields on plan assets.

Net occupancy expense.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2004	2003	2002	2004 vs 2003	2003 vs 2002
Depreciation	$1,103	$1,053	$719	$50	$334
Furniture, fixtures, and equipment expense	183	290	157	(107)	133
Utilities	219	190	131	29	59
Building repairs and maintenance	258	190	174	68	16
Taxes and insurance	179	137	103	42	34
Rent	67	66	75	1	(9)
Total	$2,009	$1,926	$1,359	$83	$567

2004 vs. 2003

The increases in depreciation, utilities, and taxes and insurance are related to the new corporate headquarters being open a full year in 2004 compared to seven months in 2003.  The increase in building repairs and maintenance can be partially attributed to expenses related to the new corporate office, but also relates to remodeling and refurbishing of other branch locations.  The decrease in furniture, fixtures, and equipment expense was due to furnishings purchased in 2003 for the new building with unit costs below the Company’s capitalization level.

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

Advertising and public relations.  Advertising and public relations increased for the year ended December 31, 2004 compared to the same period in 2003 primarily due to costs associated with the new checking account marketing program, including direct mail, “thank you” gifts, marketing brochures, posters and billboards.

Contributions.  Contributions decreased between the 2004 and 2003 periods and increased between the 2003 and 2002 periods mainly due to the contribution of real estate during the year ended December 31, 2003, discussed above in the noninterest income narrative.  The $526,000 balance of contributions expense for the year ended December 31, 2003, includes the fair value of the donated real estate of $500,000.

Other expenses.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2004	2003	2002	2004 vs 2003	2003 vs 2002
Consultant and management fees	$234	$382	$98	$(148)	$284
Professional fees	466	329	404	137	(75)
Postage and supplies	695	737	598	(42)	139
Loan related expenses	152	194	153	(42)	41
Real estate owned expenses	109	135	88	(26)	47
Telephone	214	228	190	(14)	38
Other	1,262	1,269	1,165	(7)	104
Total	$3,132	$3,274	$2,696	$(142)	$578

2004 vs. 2003

Other expenses decreased slightly overall for the year ended December 31, 2004 compared to the year ended December 31, 2003.  Consultant and management fees decreased in 2004 primarily due to fees paid to a consulting firm in 2003 related to preparation for internal control assertion and attestation under the requirements of Section 404 of the Sarbanes-Oxley Act of

2002.  Fees paid to a third party vendor related to the Bounce ProtectionTM program also decreased during the year ended December 31, 2004 due to the end of the contractual payment period during the year. Offsetting these decreases were fees paid to a consultant in 2004 related to our new checking account marketing program.  The increase in professional fees was primarily due to increased fees paid to our audit firm related to the requirements of Sarbanes-Oxley.

2003 vs. 2002

Other expenses in this period increased primarily due to consultant and management fees.  These fees increased due to fees paid to a consulting firm related to preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which will require management to report on its assessment of the effectiveness of internal control and our independent auditors to attest to such assertion.  Fees paid to a third party vendor related to the Bounce ProtectionTM program also increased due to increased overdraft activity during 2003.  Other components of the increase in consultant and management fees include fees paid to a consultant for the deposit reclassification program and fees paid to a consultant for work performed in the area of human resources.  The deposit reclassification program allows the Bank to reduce its reserve requirement, thereby freeing up funds to be invested in interest-earning assets.

Income Taxes.

2004 vs. 2003

The increase in income tax expense was primarily due to an increase in taxable income and, to a lesser extent, an increase in the effective tax rate.  The increase in the effective tax rate from 30.9% in 2003 to 32.1% in 2004 was attributable to the tax benefit of the contribution of the real estate made in 2003.

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

•                  the origination, purchase, or sale of loans;

•                  the fulfillment of commitments under letters-of-credit, extensions of credit on home equity lines of credit, construction loans, and predetermined overdraft protection limits; and

•                  the commitment to fund withdrawals of certificates of deposit at maturity.

At December 31, 2004, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At December 31, 2004, the Company had no interests in non-consolidated special purpose entities. At December 31, 2004, commitments included:

•                  total approved loan origination commitments outstanding amounting to $20.6 million, including $1.9 million of loans committed to sell;

•                  rate lock agreements with customers of $6.4 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $1.6 million;

•                  unadvanced portion of construction loans of $62.7 million;

•                  unused lines of credit of $22.4 million;

•                  outstanding standby letters of credit of $1.6 million;

•                  total predetermined overdraft protection limits of $10.4 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $137.1 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $6.4 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at December 31, 2004.

Historically, a very small percentage of predetermined overdraft limits have been used.  At December 31, 2004, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.3% of the limit.  We expect this trend to continue in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

CONTRACTUAL OBLIGATIONS

We are contractually obligated to make future minimum payments as follows (in thousands):

	Less Than 1 Year	1-3 Years	3 - 5 Years	More Than 5 Years	Total

Certificates of deposit maturities	$137,135	$137,894	$39,909	$20,040	$334,978
FHLB advances maturities	$31,187	$44,149	$8,035	$6,385	$89,756

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  As an additional source of funds, the Bank has borrowed from the FHLB of Dallas.  During 2004, the use of FHLB advances increased due to increased demand for the Bank’s loan products.  At December 31, 2004, available borrowing capacity with the FHLB was approximately $169 million.

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

As of December 31, 2004, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At December 31, 2004, the Bank’s tangible, core and risk-based capital ratios amounted to 9.74%, 9.74% and 13.75%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

See Note 1 to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

The Company’s Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

ASSET AND LIABILITY MANAGEMENT

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.  As of December 31, 2004, the Bank estimates that the ratio of its one-year gap to total assets was a negative 18.3% and its ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year was 67.2%.

The Bank focuses its residential lending activities on the origination of one-, three-, five- and seven-year adjustable-rate residential mortgage loans (“ARMs”).  Although adjustable-rate loans involve certain risks, including increased payments and the potential for default in an increasing interest rate environment, such loans decrease the risks associated with changes in interest rates.  As of December 31, 2004, $210.8 million or 74.7% of the Bank’s portfolio of one- to four-family residential mortgage loans consisted of ARMs, including $64.3 million in seven-year ARMs.

The Company’s investment portfolio amounted to $56.7 million or 7.5% of the Company’s total assets at December 31, 2004.  Of such amount, $3.1 million or 5.5% is contractually due within one year and $200,000 or .4% is contractually due after one year to five years.  However, actual maturities can be shorter than contractual maturities due to the ability of borrowers to call or prepay such obligations without call or prepayment penalties.  As of December 31, 2004, there was approximately $55.8 million of investment securities at an average interest rate of 4.65% with call options held by the issuer, of which approximately $41.8 million, at an average interest rate of 4.70%, are callable within one year. To the extent that these higher yielding securities are called, the Company may reinvest such funds at prevailing interest rates which may have a downward impact on the Company’s interest rate spread.

Deposits are the Bank’s primary funding source and the Bank prices its deposit accounts based upon competitive factors and the availability of prudent lending and investment opportunities.  The Bank seeks to lengthen the maturities of its deposits by offering longer term certificates of deposit when market conditions have created opportunities to attract such deposits. However, the Bank does not solicit high-rate jumbo certificates of deposit and does not pursue an aggressive growth strategy which would force the Bank to focus exclusively on competitors’ rates rather than deposit affordability.  At December 31, 2004 the Bank had $335.0 million in certificates of deposit of which $137.1 million mature in one year or less.  At December 31, 2004, the Bank had $89.8 million of FHLB advances of which $31.2 million is due in one year or less.

Net Portfolio Value

The value of the Bank’s loan and investment portfolio will change as interest rates change.  As a result of the Bank’s interest rate repricing gap, rising interest rates will generally decrease the Bank’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio.  NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.  The following tables set forth, quantitatively, as of December 31, 2004 and 2003, the OTS estimate of the projected changes in NPV in the event of a 100, 200 and 300 basis point instantaneous and permanent increase and a 100 basis point instantaneous and permanent decrease in market interest rates.  Due to the current low prevailing interest rate environment the changes in NPV are not estimated for a decrease in interest rates of 200 or 300 basis points.

2004
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$82,803	11.04%	$(22,317)	(21)%
+200	91,891	12.05	(13,229)	(13)
+100	99,446	12.85	(5,674)	(5)
0	105,120	13.41	—	—
-100	106,737	13.49	1,617	2

2003
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$69,875	10.16%	$(27,143)	(28)%
+200	80,304	11.45	(16,714)	(17)
+100	89,647	12.55	(7,371)	(8)
0	97,018	13.37	—	—
-100	100,441	13.69	3,423	4

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

Item 8.  Financial Statements and Supplementary Data.

MANAGEMENT REPORT ON INTERNAL CONTROL

Financial Statements

The management of First Federal Bancshares of Arkansas, Inc. and its subsidiary, First Federal Bank of Arkansas, FA (the “Bank”), (collectively referred to as the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report on Form 10-K.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, as such, include amounts based on informed judgments and estimates made by management.

Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting for financial presentations in conformity with both GAAP and the Office of Thrift Supervision Instructions for Schedules SC, SO, and the Reconciliation of Equity Capital included on Schedule SI of the Thrift Financial Reports (“TFR Instructions”). Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with both GAAP and the TFR Instructions as of December 31, 2004 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2004.

Compliance With Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (“FDIC”) as safety and soundness laws and regulations.  Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC.  Based on this assessment, management believes that the Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2004.

The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Larry J. Brandt	/s/ Sherri R. Billings
Larry J. Brandt	Sherri R. Billings
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Federal Bancshares of Arkansas, Inc.

Harrison, Arkansas

We have audited the accompanying consolidated statements of financial condition of First Federal Bancshares of Arkansas, Inc. and its subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of First Federal Bancshares of Arkansas, Inc. and its subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Little Rock, Arkansas
February 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Federal Bancshares of Arkansas, Inc.

Harrison, Arkansas

We have audited management’s assessment, included in the accompanying Management Report on Internal Control, that First Federal Bancshares of Arkansas, Inc. and its subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Office of Thrift Supervision Instructions for Thrift Financial Reports for Schedules SC, SO, and the Reconciliation of Equity Capital included on Schedule SI.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined, and accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended December 31, 2004 of the Company, and our report dated February 28, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Little Rock, AR
February 28, 2005

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2004 AND 2003

(In thousands, except share data)

	2004	2003
ASSETS

Cash and cash equivalents:
Cash and collection items	$12,080	$11,376
Interest-bearing deposits with banks	3,923	44,825

Total cash and cash equivalents	16,003	56,201

Investment securities—
Held to maturity, at amortized cost (fair value at December 31, 2004 and 2003, of $56,426 and $80,163, respectively)	56,660	80,379
Federal Home Loan Bank stock—at cost	4,876	3,749
Loans receivable, net of allowance at December 31, 2004 and 2003, of $1,846 and $1,621, respectively	634,217	512,756
Accrued interest receivable	4,427	4,089
Real estate acquired in settlement of loans—net	563	822
Office properties and equipment—net	15,295	14,238
Cash surrender value of life insurance	17,897	17,102
Prepaid expenses and other assets	1,727	1,317

TOTAL	$751,665	$690,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest-bearing	$551,405	$549,759
Noninterest-bearing	31,019	23,821

Total deposits	582,424	573,580

Federal Home Loan Bank advances	89,756	39,562
Advance payments by borrowers for taxes and insurance	757	725
Other liabilities	3,427	1,708

Total liabilities	676,364	615,575

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value—5,000,000 shares authorized, none issued Common stock, $.01 par value—20,000,000 shares authorized; 10,307,502 shares issued; 5,094,020 and 5,340,086 shares outstanding at December 31, 2004 and 2003, respectively	103	103
Additional paid-in capital	54,427	52,950
Employee stock benefit plans	(582)	(1,025)
Retained earnings—substantially restricted	78,261	72,634
	132,209	124,662
Treasury stock—at cost; 5,213,482 and 4,967,416 shares at December 31, 2004 and 2003, respectively	(56,908)	(49,584)

Total stockholders’ equity	75,301	75,078

TOTAL	$751,665	$690,653

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003, 2002

(In thousands, except earnings per share)

	2004	2003	2002
INTEREST INCOME:
Loans receivable	$35,685	$34,188	$36,859
Investment securities:
Taxable	2,837	3,422	6,143
Nontaxable	696	516	307
Other	152	619	785
Total interest income	39,370	38,745	44,094

INTEREST EXPENSE:
Deposits	12,690	14,607	19,446
Federal Home Loan Bank advances	1,648	1,379	2,187

Total interest expense	14,338	15,986	21,633

NET INTEREST INCOME	25,032	22,759	22,461

PROVISION FOR LOAN LOSSES	1,020	690	1,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,012	22,069	20,961

NONINTEREST INCOME:
Deposit fee income	3,674	2,893	2,620
Earnings on life insurance policies	795	848	881
Gain on sale of loans	607	1,696	888
Other	1,198	1,552	957

Total noninterest income	6,274	6,989	5,346

NONINTEREST EXPENSES:
Salaries and employee benefits	11,094	10,417	8,575
Net occupancy expense	2,009	1,926	1,359
Data processing	1,546	1,507	1,178
Professional fees	466	329	404
Advertising and public relations	972	613	596
Postage and supplies	695	737	598
Contributions	30	526	120
Other	1,971	2,208	1,694

Total noninterest expenses	18,783	18,263	14,524

INCOME BEFORE INCOME TAXES	11,503	10,795	11,783

INCOME TAX PROVISION	3,698	3,339	4,005

NET INCOME	$7,805	$7,456	$7,778

EARNINGS PER SHARE:
Basic	$1.54	$1.46	$1.44

Diluted	$1.45	$1.38	$1.38

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(In thousands, except share data)

	Issued Common Stock		Additional Paid-In	Employee Stock	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Benefit Plans	Earnings	Shares	Amount	Equity

BALANCE – January 1, 2002	10,307,502	$103	$51,434	$(1,967)	$60,685	4,205,584	$(39,190)	$71,065

Net income	—	—	—	—	7,778	—	—	7,778
Release of ESOP shares	—	—	600	416	—	—	—	1,016
Treasury shares reissued due to exercise of stock options	—	—	3	—	—	(43,800)	419	422
Tax effect of stock compensation plans	—	—	3	—	—	—	—	3
Purchase of treasury stock – at cost	—	—	—	—	—	771,000	(9,547)	(9,547)
Dividends paid ($0.26 per share)	—	—	—	—	(1,471)	—	—	(1,471)

BALANCE – December 31, 2002	10,307,502	103	52,040	(1,551)	66,992	4,932,784	(48,318)	69,266

Net income	—	—	—	—	7,456	—	—	7,456
Release of ESOP shares	—	—	906	416	—	—	—	1,322
Stock compensation expense	—	—	35	110	—	(10,000)	99	244
Tax effect of stock compensation plans	—	—	(9)	—	—	—	—	(9)
Purchase of treasury stock – at cost	—	—	—	—	—	190,400	(2,805)	(2,805)
Treasury shares reissued due to exercise of stock options	—	—	(22)	—	—	(145,768)	1,440	1,418
Dividends paid ($0.34 per share)	—	—	—	—	(1,814)	—	—	(1,814)

BALANCE – December 31, 2003	10,307,502	103	52,950	(1,025)	72,634	4,967,416	(49,584)	75,078

Net income	—	—	—	—	7,805	—	—	7,805
Release of ESOP shares	—	—	1,296	416	—	—	—	1,712
Stock compensation expense	—	—	14	27	—	(1,316)	15	56
Tax effect of stock compensation plans	—	—	327	—	—	—	—	327
Purchase of treasury stock – at cost	—	—		—	—	458,300	(9,534)	(9,534)
Treasury shares reissued due to exercise of stock options	—	—	(160)	—	—	(210,918)	2,195	2,035
Dividends paid ($0.42 per share)	—	—	—	—	(2,178)	—	—	(2,178)

BALANCE – December 31, 2004	10,307,502	$103	$54,427	$(582)	$78,261	5,213,482	$(56,908)	$75,301

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands)

	2004	2003	2002

OPERATING ACTIVITIES:
Net income	$7,805	$7,456	$7,778
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,020	690	1,500
Provision for real estate losses	45	35	16
Deferred tax provision (benefit)	350	60	(80)
Accretion of discounts on investment securities—net	(40)	(111)	(157)
Federal Home Loan Bank stock dividends	(69)	(110)	(146)
Loss (gain) on disposition of fixed assets	(70)	98	(3)
Loss (gain) on sale of repossessed assets—net	(42)	17	13
Originations of loans held for sale	(63,041)	(119,833)	(69,631)
Proceeds from sales of loans originated to sell	63,712	128,106	67,815
Gain on sale of mortgage loans originated to sell	(607)	(1,696)	(888)
Depreciation	1,185	1,167	819
Amortization (accretion) of deferred loan fees—net	91	(384)	(606)
Release of ESOP shares	1,712	1,322	1,016
Earnings on life insurance policies	(795)	(848)	(881)
Stock compensation expense	56	45	—
Changes in operating assets and liabilities:
Accrued interest receivable	(338)	291	40
Prepaid expenses and other assets	(427)	(585)	(350)
Other liabilities	351	(660)	(1,891)

Net cash provided by operating activities	10,898	15,060	4,364

INVESTING ACTIVITIES:
Purchases of investment securities—held to maturity	(87,039)	(304,089)	(147,958)
Proceeds from maturities of investment securities—held to maturity	111,798	338,292	134,522
Purchase of Federal Home Loan Bank stock	(1,737)	—	—
Federal Home Loan Bank stock redeemed	679	1,425	—
Loan originations—net of repayments	(121,946)	(37,458)	(7,909)
Loan purchases	(5,172)	(3,140)	—
Loan participations sold	3,970	3,124	—
Proceeds from sales of repossessed assets	801	773	833
Proceeds from sales of office properties and equipment	632	38	4
Purchases of office properties and equipment	(2,475)	(4,851)	(4,504)

Net cash used in investing activities	(100,489)	(5,886)	(25,012)

(Continued)

	2004	2003	2002

FINANCING ACTIVITIES:
Net increase in deposits	$8,844	$4,818	$12,829
Advances from Federal Home Loan Bank	81,578	23,000	26,000
Repayment of advances from Federal Home Loan Bank	(31,384)	(22,048)	(35,234)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	32	(35)	(169)
Purchase of treasury stock	(9,534)	(2,805)	(9,547)
Dividends paid	(2,178)	(1,814)	(1,471)
Stock options exercised	2,035	1,418	422

Net cash provided by (used in) financing activities	49,393	2,534	(7,170)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,198)	11,708	(27,818)

CASH AND CASH EQUIVALENTS:
Beginning of year	56,201	44,493	72,311

End of year	$16,003	$56,201	$44,493

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$14,238	$16,073	$22,020

Income taxes	$2,990	$3,394	$4,016

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$709	$1,933	$1,017

Loans to facilitate sales of real estate owned	$197	$620	$272

Investment securities purchased—not settled	$1,000	$—	$—

(Concluded)

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

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

Investment securities that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Unrealized holding gains and losses are excluded from earnings and reported net of tax in other comprehensive income. Investment securities in the available for sale portfolio may be used as part of the Company’s asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk, or other economic factors. At December 31, 2004 and 2003, the Company did not own any investment securities classified as available for sale.

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

Loans Receivable—The Bank originates and maintains loans receivable which are substantially concentrated in its lending territory (primarily Northwest and Northcentral Arkansas). The majority of the Bank’s loans are residential mortgage loans, commercial real estate loans, commercial loans, and construction loans for residential property. The Bank’s policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Bank.

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

Mortgage loans originated and committed for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Such loans are generally carried at cost due to the short period of time between funding and sale, generally two to three weeks.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected.

Allowance for Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes it is likely that a loan balance is uncollectible.  Subsequent recoveries, if any, are credited to the allowance.

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

The cumulative effect of adopting SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for rate lock commitments as of July 1, 2002 was not material, nor was its effect material at December 31, 2004 or 2003.

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

Stock Compensation Plans—Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), provides that entities may adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also provides that an entity may measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company applies the provisions of APB Opinion No. 25 in accounting for its stock option plan. No compensation cost has been recognized for options granted to employees as all options granted had an exercise price equal to the market price of the underlying stock on the grant date. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS 123, the effect on the Company’s pro forma net income and pro forma earnings per share would not have been significant.

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

Stock Split—On November 25, 2003, the Board of Directors of the Company declared a two-for-one stock split payable December 31, 2003, to the stockholders of record on December 17, 2003. Stockholders’ equity, including shares, has been retroactively restated to reflect the stock split as of the earliest date presented in this report. All per share amounts and weighted average shares outstanding have been restated to reflect the stock split.

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model adjusted for the unique characteristics of the award or an observable market price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (which is usually the vesting period).  We will be required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period after June 15, 2005.  As of the required effective date, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.  We will adopt SFAS No. 123(R) in the third quarter of 2005 using the modified prospective application.  Based on our current activities, we estimate that the adoption of this Statement will not have a material effect on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued.  Retroactive application is not permitted.  Based on our current activities, we estimate that the adoption of this Statement will not have a material effect on the financial statements of the Company.

Reclassifications—Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2004.

2.                                      RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2004 and 2003, these reserve balances amounted to $571,000 and $520,000, respectively.

3.                                      INVESTMENT SECURITIES

Investment securities consisted of the following at December 31 (in thousands):

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held To Maturity
Certificates of deposit	$3,000	$—	$—	$3,000
Municipal securities	15,839	299	80	16,058
U.S. Government and Agency obligations	37,821	22	475	37,368

Total	$56,660	$321	$555	$56,426

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held To Maturity
Certificates of deposit	$9,000	$—	$—	$9,000
Municipal securities	14,303	426	31	14,698
U.S. Government and Agency obligations	57,076	266	877	56,465

Total	$80,379	$692	$908	$80,163

The following table shows gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$2,504	$47	$1,407	$33	$3,911	$80
U.S. Government and Agency obligations	12,619	73	16,290	402	28,909	475

	$15,123	$120	$17,697	$435	$32,820	$555

The Company has pledged investment securities held to maturity with carrying values of approximately $19.5 million and $15.5 million at December 31, 2004 and 2003, respectively, as collateral for certain deposits in excess of $100,000.

The scheduled maturities of debt securities at December 31, 2004, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2004
	Amortized Cost	Fair Value

Within one year	$3,100	$3,101
Due from one year to five years	200	199
Due from five years to ten years	12,130	12,184
Due after ten years	41,230	40,942

Total	$56,660	$56,426

As of December 31, 2004 and 2003, investments with carrying values of approximately $55.8 million and $70.0 million, respectively, have call options held by the issuer, of which approximately $41.8 million and $55.4 million, respectively, are callable within one year.

4.                                      LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2004	2003

First mortgage loans:
One- to four-family residences	$282,144	$259,121
Commercial	114,986	90,274
Multi-family	9,454	7,673
Other	30,923	7,036
Construction	159,111	89,332
Less:
Unearned discounts	(92)	(119)
Undisbursed loan funds	(62,661)	(35,181)
Deferred loan fees—net	(623)	(784)

Total first mortgage loans	533,242	417,352

Commercial loans	27,545	21,491

Consumer loans:
Home equity and second mortgage	45,256	42,421
Automobile	19,101	22,087
Other	10,685	10,780
Deferred loan costs—net	234	246

Total consumer and other loans	75,276	75,534

Allowance for loan losses	(1,846)	(1,621)

Loans receivable—net	$634,217	$512,756

At December 31, 2004 and 2003, loans receivable included loans committed to be sold with net book values of $1.6 million and $1.7 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of such loans at December 31, 2004 and 2003 were $18.9 million and $8.4 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.  Servicing income for the years ended December 31, 2004, 2003, and 2002 was $159,000, $36,000 and $5,000, respectively.

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31
	2004	2003

Impaired loans without a valuation allowance	$3,370	$1,352
Impaired loans with a valuation allowance	420	—

Total impaired loans	$3,790	$1,352

Valuation allowance related to impaired loans	$62	$—

Total non-accrual loans	$4,162	$2,331

Total loans past-due ninety days or more and still accruing	$—	$400

	Year Ended December 31
	2004	2003

Average investment in impaired loans	$1,298	$4,660

Interest income recognized on impaired loans	$270	$401

Interest income recognized on a cash basis on impaired loans	$—	$88

Interest income recorded during the years ended December 31, 2004, 2003 and 2002 for nonaccrual loans was $85,000, $112,000, and $413,000, respectively.  Under the original terms, these loans would have reported approximately $243,000, $274,000, and $525,000, of interest income for the years ended December 31, 2004, 2003, and 2002, respectively.

5.                                      ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2004	2003

Loans	$3,861	$3,229
Investment securities	566	860

Total	$4,427	$4,089

6.                                      ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

A summary of the activity in the allowances for loan and real estate losses is as follows for the years ended December 31 (in thousands):

	2004		2003		2002
	Loans	Real Estate	Loans	Real Estate	Loans	Real Estate

Balance—beginning of year	$1,621	$—	$1,529	$—	$923	$—

Provisions for estimated losses	1,020	45	690	35	1,500	16
Recoveries	103	—	80		92
Losses charged off	(898)	(45)	(678)	(35)	(986)	(16)

Balance—end of year	$1,846	$—	$1,621	$—	$1,529	$—

7.                                      OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2004	2003

Land and land improvements	$4,001	$3,143
Buildings and improvements	11,712	11,544
Furniture and equipment	5,007	4,895
Automobiles	391	754
Construction in progress	303	—

Total	21,414	20,336

Accumulated depreciation	(6,119)	(6,098)

Office properties and equipment—net	$15,295	$14,238

Depreciation expense for the years ended December 31, 2004, 2003, and 2002, amounted to approximately $1,185,000, $1,167,000, and, $819,000, respectively.

8.                                      DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2004	2003

Demand and NOW accounts, including noninterest-bearing deposits of $31,019 and $23,821 in 2004 and 2003, respectively	$109,772	$96,090
Money market	106,063	108,400
Regular savings	31,611	29,269
Certificates of deposit	334,978	339,821

Total	$582,424	$573,580

Overdrafts of demand deposit accounts of $574,000 and $240,000 at December 31, 2004 and 2003, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $87 million and $80 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, scheduled maturities of certificates of deposit are as follows (in thousands):

Year Ending
December 31

2005	$137,135
2006	86,936
2007	50,958
2008	31,005
2009	8,904
2010 and thereafter	20,040

Total	$334,978

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2004	2003	2002

NOW accounts	$281	$454	$760
Money market	1,665	1,703	1,641
Regular savings and certificate accounts	10,812	12,536	17,106
Early withdrawal penalties	(68)	(86)	(61)

Total	$12,690	$14,607	$19,446

Eligible deposits of the Bank are insured up to $100 thousand by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

9.                                      FEDERAL HOME LOAN BANK STOCK AND ADVANCES

The Bank is a member of the Federal Home Loan Bank System. As a member of this system, it is required to maintain an investment in capital stock of the Federal Home Loan Bank (“FHLB”) in an amount equal to the sum of 0.15% of total assets as of the previous December 31 and 4.25% of outstanding advances. No ready market exists for such stock and it has no quoted market value. The carrying value of the stock is its cost.

The Bank pledges eligible collateral for its FHLB advances as defined in its blanket lien agreement with the FHLB as well as its FHLB demand deposit account and FHLB stock. Eligible collateral under the blanket lien includes First Mortgage Collateral (as defined), multi-family residential mortgages meeting the requirements for eligibility as First Mortgage Collateral, U.S. Government and Agency Securities (as defined), privately issued mortgage-backed securities that qualify as eligible collateral under applicable regulations, Federal Home Loan Bank Term Deposit Accounts, and other non-securitized real estate related collateral. Advances at December 31, 2004 and 2003, consisted of the following (in thousands):

	2004		2003
	Weighted		Weighted
Amounts Maturing in Year Ending	Average		Average
December 31	Rate	Amount	Rate	Amount

2004	—%	$—	2.22%	$15,456
2005	3.34	31,187	4.79	9,503
2006	2.68	28,363	2.93	4,740
2007	3.46	15,786	3.53	5,551
2008	3.35	5,029	2.96	1,677
2009	3.62	3,006	3.58	289
Thereafter	4.25	6,385	4.12	2,346

Total	3.23%	$89,756	3.26%	$39,562

10.                               INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31
	2004	2003	2002

Income tax provision (benefit):
Current:
Federal	$2,924	$2,882	$3,714
State	424	397	371
Total Current	$3,348	$3,279	$4,085

Deferred:
Federal	$317	$84	$(140)
State	33	(24)	60
Total Deferred	$350	$60	$(80)

Total	$3,698	$3,339	$4,005

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Year Ended December 31
	2004		2003		2002

Taxes at statutory rate	$3,911	34.0%	$3,670	34.0%	$4,006	34.0%
Increase (decrease) resulting from:
State income tax—net	287	2.5%	263	2.4%	244	2.1%
Earnings on life insurance policies	(271)	(2.4)%	(288)	(2.7)%	(299)	(2.5)%
Nontaxable investments	(208)	(1.8)%	(154)	(1.4)%	(89)	(0.8)%
Other—net	(21)	(0.2)%	(152)	(1.4)%	143	1.2%

Total	$3,698	32.1%	$3,339	30.9%	$4,005	34.0%

The Company’s net deferred tax liability account was comprised of the following at December 31 (in thousands):

	2004	2003

Deferred tax assets:
Stock based compensation	$77	$119
Allowance for loan losses	709	621

Total deferred tax assets	786	740

Deferred tax liabilities:
Office properties	(762)	(561)
Federal Home Loan Bank stock	(601)	(700)
Pension plan contribution	(436)	(142)

Total deferred tax liabilities	(1,799)	(1,403)

Net deferred tax liability	$(1,013)	$(663)

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2004 and 2003. Payment of dividends to shareholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

11.                               BENEFIT PLANS

Stock Option Plan—The Stock Option Plan (“SOP”) provides for a committee of the Company’s Board of Directors to award incentive stock options, non-qualified or compensatory stock options and stock appreciation rights representing up to 1,030,750 shares of Company stock. One-fifth of the options granted vested immediately upon grant, with the balance vesting in equal amounts on the four subsequent anniversary dates of the grant. Options granted vest immediately in the event of retirement, disability, or death. Stock options granted expire in ten years unless grantee terminates employment, in which case the award expires five years after termination date or ten years after grant date, whichever comes first.

Under the SOP, options have been granted to directors and key employees to purchase common stock of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. Options granted are summarized as follows:

Weighted Average
Year	Range of	Remaining
Granted	Exercise Prices	Contract Life

1997	$9.63 — 10.19	2.2 years
1998	11.63 —12.00	3.1 years
1999	8.53 — 9.32	2.4 years
2000	7.38 — 9.13	5.6 years
2001	9.35 —11.35	6.4 years
2002	12.20 —12.32	7.6 years
2003	12.93 —16.11	8.3 years
2004	19.25 —21.50	9.1 years

A summary of the status of the Company’s SOP as of December 31, 2004, 2003, and 2002, and changes during the years ending on those dates are presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding—January 1, 2002	1,017,130	$9.68

Exercised	(43,800)	9.65
Granted	10,000	12.29
Forfeited	(800)	8.53

Outstanding—December 31, 2002	982,530	$9.71

Exercised	(145,768)	9.73
Granted	8,000	14.19
Expired	(3,200)	9.91
Forfeited	(2,000)	11.71

Outstanding—December 31, 2003	839,562	$9.74

Exercised	(210,918)	9.65
Granted	3,720	20.15
Expired	(1,600)	11.63
Forfeited	(1,040)	15.96

Outstanding—December 31, 2004	629,724	$9.82
Options exercisable – December 31, 2004	616,588	$9.73

Management Recognition and Retention Plan—The Management Recognition and Retention Plan (“MRR Plan”) provides for a committee of the Company’s Board of Directors to award restricted stock to key officers as well as non-employee directors. The MRR Plan authorizes the Company to grant up to 412,300 shares of the Company stock, of which 401,688 shares have been granted through December 31, 2004. Compensation expense has been recognized over the vesting period based on the fair market value of the shares on the grant date. Shares granted will be deemed vested in the event of disability or death. Approximately $27,000 and $45,000 in compensation expense was recognized during the years ended December 31, 2004 and 2003, respectively. No compensation expense was recognized during the year ended December 31, 2002.

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

Forfeitures of nonvested benefits will be reallocated among remaining participating employees in the same proportion as contributions. During each of the years ended December 31, 2004, 2003, and 2002, 83,208 shares were released by the ESOP to participant accounts. At December 31, 2004, there were 600,091 shares allocated to participant accounts and 104,009 unallocated shares. The fair value of the unallocated shares amounted to approximately $2.3 million at December 31, 2004.

During the years ended December 31, 2004, 2003, and 2002, ESOP expense was approximately $1.7 million, $1.2 million, and $924,000, respectively.

Other Postretirement Benefits—The Bank is a participant in a multi-employer retirement plan and therefore separate information is not available. The plan is noncontributory and covers substantially all employees. The plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Net pension expense was approximately $358,000, $480,000 and $108,000 for the years ended December 31, 2004, 2003, and 2002 respectively.

12.                               EARNINGS PER SHARE

	Year Ended December 31, 2004
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS — Income available to common stockholders	$7,805	5,066,682	$1.54

Effect of dilutive securities — Stock options	—	314,228

Diluted EPS — Income available to common stockholders and assumed conversions	$7,805	5,380,910	$1.45

	Year Ended December 31, 2003
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS — Income available to common stockholders	$7,456	5,099,844	$1.46

Effect of dilutive securities — Stock options	—	286,983

Diluted EPS — Income available to common stockholders and assumed conversions	$7,456	5,386,827	$1.38

	Year Ended December 31, 2002
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$7,778	5,413,076	$1.44

Effect of dilutive securities—Stock options	—	207,362

Diluted EPS—Income available to common stockholders and assumed conversions	$7,778	5,620,438	$1.38

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

The funding period for construction loans is generally six- to twelve-months and commitments to originate mortgage loans are generally outstanding for 60 days or less.

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

At December 31, 2004, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2004, the Company had no interests in non-consolidated special purpose entities.

At December 31, 2004, commitments included:

•                  total approved loan origination commitments outstanding amounting to $20.6 million, including $1.9 million of loans committed to sell;

•                  rate lock agreements with customers of $6.4 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $1.6 million;

•                  unadvanced portion of construction loans of $62.7 million;

•                  unused lines of credit of $22.4 million;

•                  outstanding standby letters of credit of $1.6 million;

•                  total predetermined overdraft protection limits of $10.4 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $137.1 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $6.4 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2004.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2004, overdrafts of accounts with Bounce Protection™ represented usage of 2.3% of the limit.

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

	December 31, 2004		December 31, 2003
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$16,003	$16,003	$56,201	$56,201
Investment securities—held to maturity	56,660	56,426	80,379	80,163
Federal Home Loan Bank stock	4,876	4,876	3,749	3,749
Loans receivable—net	634,217	636,424	512,756	518,666
Cash surrender value of life insurance	17,897	17,897	17,102	17,102
Accrued interest receivable	4,427	4,427	4,089	4,089
Commitments	2	2	1	1

LIABILITIES:
Deposits:
Demand, NOW, money market and regular savings	247,446	247,446	233,759	233,759
Certificates of deposit	334,978	336,508	339,821	348,208
Federal Home Loan Bank advances	89,756	89,670	39,562	40,062
Accrued interest payable	344	344	244	244
Advance payments by borrowers for taxes and insurance	757	757	725	725
Commitments	2	2	1	1

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 2004 and 2003, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum core (Tier I leverage), Tier I risk-based, and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004:

Tangible Capital to Tangible Assets	$73,177	9.74%	$11,268	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	73,177	9.74%	30,048	4.00%	$37,559	5.00%

Total Capital to Risk-Weighted Assets	74,704	13.75%	43,450	8.00%	54,313	10.00%

Tier I Capital to Risk-Weighted Assets	73,177	13.47%	N/A	N/A	32,588	6.00%

As of December 31, 2003:

Tangible Capital to Tangible Assets	70,868	10.27%	10,353	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	70,868	10.27%	27,608	4.00%	34,509	5.00%

Total Capital to Risk-Weighted Assets	72,237	16.25%	35,557	8.00%	44,447	10.00%

Tier I Capital to Risk-Weighted Assets	70,868	15.94%	N/A	N/A	26,668	6.00%

18.          RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests was approximately $2.6 and $2.5 million at December 31, 2004 and 2003, respectively.

Deposits from related parties held by the Bank at December 31, 2004 and 2003 amounted to $2.8 million and $3.9 million, respectively.

19.                               PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2004 and 2003, and condensed statements of income and of cash flows for each of the three years in the period ended December 31, 2004, for First Federal Bancshares of Arkansas, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2004 AND 2003

(In thousands)

	2004	2003
ASSETS
Cash and cash equivalents (deposits in Bank)	$206	$236
Loan to Bank subsidiary	1,001	3,195
Accrued interest receivable	3	2
Investment in Bank	73,426	71,122
Other assets	702	938

TOTAL	$75,338	$75,493

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$37	$415
Stockholders’ equity	75,301	75,078

TOTAL	$75,338	$75,493

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(In thousands)

	2004	2003	2002

INCOME:
Dividends from the Bank	$6,000	$3,000	$8,000
Interest income—loan to the Bank	22	24	34

Total income	6,022	3,024	8,034

EXPENSES:
Management fees	66	66	66
Other operating expenses	234	228	184

Total expenses	300	294	250

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	5,722	2,730	7,784

INCOME TAX BENEFIT	107	103	82

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	5,829	2,833	7,866

EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	1,976	4,623	(88)

NET INCOME	$7,805	$7,456	$7,778

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(In thousands)

	2004	2003	2002

OPERATING ACTIVITIES:
Net income	$7,805	$7,456	$7,778
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (earnings) loss of Bank	(1,976)	(4,623)	88
Release of ESOP shares	1,712	1,322	1,016
Stock compensation expense	56	45
Changes in operating assets and liabilities:
Accrued interest receivable	(1)		4
Other assets	235	(190)	(236)
Accrued expenses and other liabilities	(378)	264	30

Net cash provided by operating activities	7,453	4,274	8,680

INVESTING ACTIVITIES—Loan to bank—net of repayments	2,194	(1,228)	2,129

Net cash provided by (used in) investing activities	2,194	(1,228)	2,129

FINANCING ACTIVITIES:
Purchase of treasury stock	(9,534)	(2,805)	(9,547)
Dividends paid	(2,178)	(1,814)	(1,471)
Stock options exercised	2,035	1,418	422

Net cash used in financing activities	(9,677)	(3,201)	(10,596)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30)	(155)	213

CASH AND CASH EQUIVALENTS:
Beginning of period	236	391	178

End of period	$206	$236	$391

******

SELECTED QUARTERLY OPERATING RESULTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2004	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER
Interest income	$10,194	$10,083	$9,713	$9,380
Interest expense	3,779	3,620	3,433	3,506
Net interest income	6,415	6,463	6,280	5,874
Provision for loan losses	357	202	202	259
Net interest income after provision for loan losses	6,058	6,261	6,078	5,615
Noninterest income	1,684	1,573	1,585	1,432
Noninterest expense	4,751	4,734	4,824	4,474
Income before income taxes	2,991	3,100	2,839	2,573
Provision for income taxes	975	1,002	908	813
Net income	$2,016	$2,098	$1,931	$1,760
Earnings per share(1):
Basic	$0.40	$0.42	$0.38	$0.34
Diluted	$0.38	$0.39	$0.36	$0.32

Selected Ratios (Annualized):
Net interest margin	3.73%	3.83%	3.84%	3.61%
Return on average assets	1.10	1.16	1.10	1.01
Return on average equity	10.76	11.20	10.21	9.33

YEAR ENDED DECEMBER 31, 2003	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER
Interest income	$9,463	$9,475	$9,716	$10,091
Interest expense	3,681	3,799	4,118	4,388
Net interest income	5,782	5,676	5,598	5,703
Provision for loan losses	71	204	136	279
Net interest income after provision for loan losses	5,711	5,472	5,462	5,424
Noninterest income	1,441	1,861	2,145	1,542
Noninterest expense	4,689	4,547	4,994	4,033
Income before income taxes	2,463	2,786	2,613	2,933
Provision for income taxes	750	914	726	949
Net income	$1,713	$1,872	$1,887	$1,984

Earnings per share(1):
Basic	$0.33	$0.37	$0.37	$0.39
Diluted	$0.31	$0.35	$0.35	$0.38

Selected Ratios (Annualized):
Net interest margin	3.59%	3.50%	3.45%	3.55%
Return on average assets	0.99	1.08	1.09	1.16
Return on average equity	9.16	10.19	10.48	11.24

(1)                                  Basic and diluted earnings per share, as well as basic and diluted shares outstanding, have been restated for the effect of the two-for-one stock split paid on December 31, 2003.  Basic and diluted shares outstanding are summarized below.

	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER
YEAR ENDED DECEMBER 31, 2004
Basic weighted - average shares	4,986,156	5,022,009	5,113,191	5,146,747
Effect of dilutive securities	296,534	299,808	313,711	345,290
Diluted weighted - average shares	5,282,690	5,321,817	5,426,902	5,492,037

YEAR ENDED DECEMBER 31, 2003
Basic weighted - average shares	5,119,672	5,105,834	5,088,516	5,084,904
Effect of dilutive securities	348,725	306,971	255,572	202,249
Diluted weighted - average shares	5,468,397	5,412,805	5,344,088	5,287,153

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

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

Management’s annual report on internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are included in Item 8 under the headings “Management Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not Applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

The information regarding directors and executive officers is incorporated herein by reference from the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our definitive Proxy Statement (“2005 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on April 27, 2005. The 2005 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2004.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2005 Proxy Statement.

The information regarding audit committee financial experts is incorporated by reference herein from the subsection entitled “Committees and Meetings of the Board of the Company and the Bank” in the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our 2005 Proxy Statement.

The information regarding the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is incorporated herein by reference from the subsection entitled—”Code of Ethics for Executive Officers and Financial Professionals” in the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our 2005 Proxy Statement.

Item 11.  Executive Compensation.

Information regarding executive compensation is incorporated herein by reference from the sections entitled “Executive Compensation” and “Performance Graph” in our 2005 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management and Related Stockholder Matters” and information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference from the subsection entitled “Equity-Based Compensation Plans” in our 2005 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Transactions with Certain Related Persons” in our 2005 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled “Relationship with Independent Auditors” in our 2005 Proxy Statement.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)    Documents Filed as Part of this Report

(1)    Financial statements have been included in Item 8.

(2)    All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(b) Exhibit Index.

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

/s/ Larry J. Brandt	February 28, 2005
Larry J. Brandt
President and Chief
Executive Officer

/s/ John P. Hammerschmidt	February 28, 2005
John P. Hammerschmidt
Chairman

/s/ Jeff Brandt	February 28, 2005
Jeff Brandt
Director

/s/ Kenneth C. Savells	February 28, 2005
Kenneth C. Savells
Director

/s/ Frank Conner	February 28, 2005
Frank Conner
Director

/s/ Sherri R. Billings	February 28, 2005
Sherri R. Billings
Executive Vice President and Chief
Financial Officer