Form 10-Q
period 2005-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2005-05-03
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 15, 2005, there were issued and outstanding 5,084,408 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Consolidated Financial Statements

Consolidated Statements of Financial Condition as of March 31, 2005 and December 31, 2004 (unaudited)

Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 (unaudited)

Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2005 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certification of the CEO

32.2	Section 906 Certification of the CFO

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$13,097	$16,003
Investment securities held to maturity	55,445	56,660
Federal Home Loan Bank stock	5,958	4,876
Loans receivable, net	666,140	634,217
Accrued interest receivable	5,074	4,427
Real estate acquired in settlement of loans, net	458	563
Office properties and equipment, net	16,011	15,295
Cash surrender value of life insurance	18,094	17,897
Prepaid expenses and other assets	1,756	1,727

TOTAL ASSETS	$782,033	$751,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$588,758	$582,424
Federal Home Loan Bank advances	113,889	89,756
Advance payments by borrowers for taxes and insurance	938	757
Other liabilities	2,880	3,427
Total liabilities	706,465	676,364

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 5,084,408 and 5,094,020 shares outstanding at March 31, 2005 and December 31, 2004, respectively	103	103
Additional paid-in capital	55,124	54,427
Employee stock benefit plans	(472)	(582)
Retained earnings-substantially restricted	79,615	78,261
	134,370	132,209
Treasury stock, at cost, 5,223,094 and 5,213,482 shares at March 31, 2005 and December 31, 2004, respectively	(58,802)	(56,908)
Total stockholders’ equity	75,568	75,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$782,033	$751,665

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004

INTEREST INCOME:
Loans receivable	$9,884	$8,329
Investment securities:
Taxable	518	794
Nontaxable	180	166
Other	13	91
Total interest income	10,595	9,380

INTEREST EXPENSE:
Deposits	3,283	3,187
Other borrowings	844	319
Total interest expense	4,127	3,506

NET INTEREST INCOME	6,468	5,874

PROVISION FOR LOAN LOSSES	249	259

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,219	5,615

NONINTEREST INCOME:
Deposit fee income	1,008	770
Earnings on life insurance policies	197	211
Gain on sale of loans	134	127
Other	231	324
Total noninterest income	1,570	1,432

NONINTEREST EXPENSES:
Salaries and employee benefits	3,003	2,679
Net occupancy expense	499	492
Data processing	341	408
Professional fees	114	108
Advertising and public relations	241	128
Postage and supplies	190	179
Other	508	480
Total noninterest expenses	4,896	4,474

INCOME BEFORE INCOME TAXES	2,893	2,573
INCOME TAX PROVISION	929	813
NET INCOME	$1,964	$1,760

EARNINGS PER SHARE:
Basic	$0.39	$0.34

Diluted	$0.37	$0.32

Cash Dividends Declared	$0.12	$0.10

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-In	Employee Stock Benefit	Retained
	Shares	Amount	Capital	Plans	Earnings

Balance, December 31, 2004	10,307,502	$103	$54,427	$(582)	$78,261
Net income					1,964
Release of ESOP shares			389	104
Tax effect of stock compensation plan			481
Treasury shares reissued due to exercise of stock options			(173)
Purchase of treasury stock, at cost
MRP shares				6
Dividends paid					(610)

Balance, March 31, 2005	10,307,502	$103	$55,124	$(472)	$79,615

	Treasury Stock		Total Stockholders’
	Shares	Amount	Equity

Balance, December 31, 2004	5,213,482	$(56,908)	$75,301
Net income			1,964
Release of ESOP shares			493
Tax effect of stock compensation plan			481
Treasury shares reissued due to exercise of stock options	(126,388)	1,397	1,224
Purchase of treasury stock, at cost	136,000	(3,291)	(3,291)
MRP shares			6
Dividends paid			(610)

Balance, March 31, 2005	5,223,094	$(58,802)	$75,568

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

OPERATING ACTIVITIES:
Net income	$1,964	$1,760
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	249	259
Provision for real estate losses	24	—
Deferred tax provision (benefit)	(50)	43
Accretion of discounts on investment securities, net	(3)	(33)
Federal Home Loan Bank stock dividends	(39)	(14)
Gain on disposition of office properties and equipment	—	(34)
Gain on sale of repossessed assets, net	(5)	(6)
Originations of loans held for sale	(9,446)	(10,604)
Proceeds from sales of loans	9,742	10,613
Gain on sale of loans originated to sell	(134)	(127)
Depreciation	294	298
Amortization of deferred loan fees, net	38	3
Release of ESOP shares	493	429
MRP compensation expense	6	7
Earnings on life insurance policies	(197)	(211)
Changes in operating assets and liabilities:
Accrued interest receivable	(647)	(235)
Prepaid expenses and other assets	(13)	323
Other liabilities	(16)	298
Net cash provided by operating activities	2,260	2,769

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(100)	(63,878)
Proceeds from maturities/calls of investment securities held to maturity	1,318	55,879
Purchase of FHLB stock	(1,043)	—
Loan participations sold	1,787	2,709
Loan originations, net of repayments	(34,231)	(24,404)
Proceeds from sales of repossessed assets	142	215
Proceeds from sales of office properties and equipment	—	546
Purchases of office properties and equipment	(1,010)	(958)
Net cash used in investing activities	(33,137)	(29,891)

FINANCING ACTIVITIES:
Net increase in deposits	6,334	7,267
Advances from FHLB	45,900	2,033
Repayment of advances from FHLB	(21,767)	(4,105)
Net increase in advance payments by borrowers for taxes and insurance	181	162
Purchase of treasury stock	(3,291)	(2,045)
Reissued treasury stock	1,224	714
Dividends paid	(610)	(532)
Net cash provided by financing activities	27,971	3,494

Net decrease in cash and cash equivalents	(2,906)	(23,628)

(Continued)

	Three Months Ended March 31,
	2005	2004

CASH AND CASH EQUIVALENTS:
Beginning of period	$16,003	$56,201
End of period	$13,097	$32,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,023	$3,489
Income taxes	$2	$168

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$72	$151
Loans to facilitate sales of real estate owned	$—	$197
Investment securities traded, recorded in investments not yet settled in cash	$—	$250

See notes to unaudited consolidated financial statements.

(Concluded)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Principles of Consolidation

First Federal Bancshares of Arkansas, Inc. (the “Company”) is a unitary holding company which owns all of the stock of First Federal Bank of Arkansas, FA (the “Bank”).  The Bank provides a broad line of financial products to individuals and small- to medium-sized businesses in Northwest and Northcentral Arkansas.  The unaudited consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive.

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

The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, contained in the Company’s 2004 Annual Report to Stockholders.

Certain amounts in the March 31, 2004, unaudited consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2005.

Note 2 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended March 31, 2005 and 2004 were as follows:

	Three months ended March 31,
	2005	2004
Basic weighted - average shares	4,987,228	5,146,747
Effect of dilutive securities	280,357	345,290
Diluted weighted - average shares	5,267,585	5,492,037

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between March 31, 2005 and December 31, 2004 are presented in the following table (dollars in thousands).  Material changes between periods will be discussed in the sections which follow the table.

	March 31, 2005	December 31, 2004	Increase (Decrease)	Percentage Change
ASSETS
Cash and cash equivalents	$13,097	$16,003	$(2,906)	(18.2)%
Investment securities held to maturity	55,445	56,660	(1,215)	(2.1)%
Loans receivable, net	666,140	634,217	31,923	5.0%
Federal Home Loan Bank stock	5,958	4,876	1,082	22.2%
Prepaid expenses and other assets	41,393	39,909	1,484	3.7%

TOTAL	$782,033	$751,665	$30,368	4.0%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$588,758	$582,424	$6,334	1.1%
Other borrowings	113,889	89,756	24,133	26.9%
Other liabilities	3,818	4,184	(366)	(8.7)%

Total liabilities	706,465	676,364	30,101	4.4%

STOCKHOLDERS’ EQUITY	75,568	75,301	267	0.4%

TOTAL	$782,033	$751,665	$30,368	4.0%

BOOK VALUE PER SHARE	$14.86	$14.78

EQUITY TO ASSETS	9.7%	10.0%

Loans Receivable.  Changes in loan composition between March 31, 2005 and December 31, 2004 are presented in the following table (dollars in thousands).

	March 31, 2005	December 31, 2004	Increase (Decrease)	Percentage Change

One- to four-family residential	$282,947	$282,144	$803
Multi-family residential	14,429	9,454	4,975
Commercial real estate	150,348	145,909	4,439
Construction	182,977	159,111	23,866
Total first mortgage loans	630,701	596,618	34,083	5.7%

Commercial	29,679	27,545	2,134	7.7%

Home equity and second mortgage	48,089	45,256	2,833
Automobile	18,399	19,101	(702)
Other	11,323	10,685	638
Total consumer	77,811	75,042	2,769	3.7%

Total loans receivable	738,191	699,205	38,986	5.6%
Less:
Undisbursed loan funds	(69,732)	(62,661)	(7,071)
Unearned discounts and net deferred loan fees	(369)	(481)	112
Allowance for loan losses	(1,950)	(1,846)	(104)

Total loans receivable, net	$666,140	$634,217	$31,923	5.0%

The Bank continued to experience demand for multi-family loans, commercial real estate loans, construction loans, and commercial loans.  Generally, the Bank’s construction loans were for the purpose of constructing single-family residential properties.  The interest rate environment and robust economy of our market area provided continued demand and opportunity for our other loan products as well.  In recent years, the Bank has placed an increased emphasis on commercial real estate lending, construction lending, and commercial lending to diversify its loan portfolio, take advantage of market opportunities in these types of loans, and help the Bank transition to a more full-service community bank, as well as to provide opportunities to cross-sell its other banking products.

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$2,216	$2,619
Construction loans	639	634
Commercial real estate	574	—
Commercial loans	573	186
Consumer loans	603	723
Total nonaccrual loans	4,605	4,162

Restructured loans	3,746	3,790
Real estate owned	458	563

Nonperforming assets	$8,809	$8,515

Total nonaccrual and restructured loans as a percentage of total loans receivable	1.13%	1.14%

Total nonperforming assets as a percentage of total assets	1.13%	1.13%

Restructured loans reported at March 31, 2005 and December 31, 2004, were comprised of a group of loans to related borrowers.  At those dates the loans were not over 90 days past due.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$1,846	$1,621
Provisions for estimated losses	249	259
Recoveries	25	24
Losses charged off	(170)	(201)
Balance at end of period	$1,950	$1,703

Changes in the composition of the allowance for loan losses between March 31, 2005 and December 31, 2004 are presented in the following table (in thousands):

	March 31, 2005	December 31, 2004	Increase (Decrease)
General	$1,558	$1,476	$82
Specific	306	318	(12)
Unallocated	86	52	34
	$1,950	$1,846	$104

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

Although we consider the allowance for loan losses of $2.0 million appropriate and adequate to cover losses inherent in our loan portfolio at March 31, 2005, no assurance can be given that we will not sustain loan losses that are significantly different from the amount provided, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between March 31, 2005 and December 31, 2004 are presented in the following table (in thousands).

	March 31, 2005	December 31, 2004	Increase (Decrease)
Certificates of deposit	$2,000	$3,000	$(1,000)
U.S. Government and agency obligations	37,756	37,821	(65)
Municipal securities	15,689	15,839	(150)
Total	$55,445	$56,660	$(1,215)

During the first quarter of 2005, investment securities totaling $100,000 were purchased and $1.3 million matured or were called.  The decrease in certificates of deposit and municipal securities was due to calls and maturities in excess of purchases.

At March 31, 2005, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

Certificates of deposit	$2,000	$2,000
U.S. Government and agency obligations	37,756	36,905
Municipal securities	15,689	15,745
Total	$55,445	$54,650

Federal Home Loan Bank Stock.  Federal Home Loan Bank (“FHLB”) stock increased by approximately $1.1 million due to required purchases related to the increase in FHLB advances.

Deposits.  Changes in the composition of deposits between March 31, 2005 and December 31, 2004 are presented in the following table (dollars in thousands).

	March 31, 2005	December 31, 2004	Increase (Decrease)	Percentage Change

DDA and NOW accounts	$113,636	$109,772	$3,864	3.5%
Money market accounts	93,943	106,063	(12,120)	(11.4)%
Savings accounts	31,961	31,611	350	1.1%
Certificates of deposit	349,218	334,978	14,240	4.3%

Total deposits	$588,758	$582,424	$6,334	1.1%

The Bank experienced a shift in the mix of deposits from money market accounts to certificates of deposit during the quarter.  Certificates of deposit increased as interest rates began to rise.  Further, the Bank has advertised several CD products with special rates and terms ranging from 7 to 40 months.  The cost of deposit funds increased from 2.26% at December 31, 2004 to 2.33% at March 31, 2005.  The Bank will continue to aggressively promote checking accounts with plans to expand its promotion of checking accounts by targeting small- and medium-sized business accounts with its direct mail campaign and “thank you” gifts beginning in the second quarter.  Checking accounts are an attractive source of funds for the Bank as they offer low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Federal Home Loan Bank Advances.  The Bank experienced $24.1 million or 26.9% growth in FHLB of Dallas advances during the quarter.  The advances were used to fund loan growth during the quarter.  The balance of advances at March 31, 2005 of $113.9 million consisted of $66.7 million of fixed rate advances with an average cost of 3.69% and $47.2 million of floating rate advances with an average cost of 2.87%.

Other Liabilities.  Other liabilities decreased primarily due to a decrease in the payable for unsettled investment transactions of $1 million, offset by increases in income taxes payable of approximately $200,000 and accrued interest payable of approximately $100,000.

Stockholders’ Equity.  Stockholders’ equity increased $267,000 from December 31, 2004 to March 31, 2005.  The increase in stockholders’ equity was primarily due to net income of $2.0 million and the issuance of treasury stock due to exercise of stock options of $1.2 million, offset by the purchase of treasury stock totaling $3.3 million during the first quarter of 2005.  In addition, during the quarter ended March 31, 2005 cash dividends of $610,000 were paid.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2005 for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at March 31, 2005.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented and outstanding balances at March 31, 2005.  Average balances are based on daily balances during the period.

		Quarter Ended March 31,
		2005			2004
	March 31, 2005	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	Yield/Cost
		(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	6.15%	$651,582	$9,884	6.07%	$520,908	$8,329	6.40%
Investment securities(2)	4.49	61,783	698	4.52	88,051	960	4.36
Other interest-earning assets	2.75	2,348	13	2.31	41,057	91	0.89
Total interest-earning assets	6.00	715,713	10,595	5.92	650,016	9,380	5.77
Noninterest-earning assets		50,914			46,961
Total assets		$766,627			$696,977
Interest-bearing liabilities:
Deposits	2.33	$582,420	3,283	2.25	$577,829	3,187	2.21
Other borrowings	3.35	103,542	844	3.26	38,490	319	3.31
Total interest-bearing liabilities	2.49	685,962	4,127	2.41	616,319	3,506	2.27
Noninterest-bearing liabilities		5,173			5,192
Total liabilities		691,135			621,511
Stockholders’ equity		75,492			75,466
Total liabilities and stockholders’ equity		$766,627			$696,977

Net interest income			$6,468			$5,874
Net earning assets		$29,751			$33,697
Interest rate spread	3.51%			3.51%			3.50%
Net interest margin				3.61%			3.61%
Ratio of interest-earning assets to interest-bearing liabilities				104.34%			105.47%

(1)  Includes nonaccrual loans.

(2)  Includes FHLB stock.

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

	Quarter Ended March 31, 2005 vs. 2004
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$2,089	$(427)	$(107)	$1,555
Investment securities	(286)	35	(11)	(262)
Other interest-earning assets	(86)	145	(137)	(78)
Total interest-earning assets	1,717	(247)	(255)	1,215

Interest expense:
Deposits	25	70	1	96
Other borrowings	539	(5)	(9)	525
Total interest-bearing liabilities	564	65	(8)	621
Net change in net interest income	$1,153	$(312)	$(247)	$594

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended March 31, 2005 and 2004 (dollars in thousands).  Specific changes in captions will be discussed below the table.

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2005	2004	2005 vs 2004	2005 vs 2004
Interest income:
Loans receivable	$9,884	$8,329	$1,555
Investment securities	698	960	(262)
Other	13	91	(78)
Total interest income	10,595	9,380	1,215	13.0%
Interest expense:
Deposits	3,283	3,187	96
Other borrowings	844	319	525
Total interest expense	4,127	3,506	621	17.7%
Net interest income before provision for loan losses	6,468	5,874	594	10.1%
Provision for loan losses	249	259	(10)	(3.9)%
Net interest income after provision for loan losses	6,219	5,615	604	10.8%
Noninterest income:
Deposit fee income	1,008	770	238
Gain on sale of loans	134	127	7
Earnings on life insurance policies	197	211	(14)
Other	231	324	(93)
Total noninterest income	1,570	1,432	138	9.6%
Noninterest expenses:
Salaries and employee benefits	3,003	2,679	324
Net occupancy expense	499	492	7
Data processing	341	408	(67)
Advertising and public relations	241	128	113
Other	812	767	45
Total noninterest expenses	4,896	4,474	422	9.4%
Income before income taxes	2,893	2,573	320
Provision for income taxes	929	813	116
Net income	1,964	1,760	204	11.6%

Basic earnings per share	$0.39	$0.34	$0.05	14.7%
Diluted earnings per share	$0.37	$0.32	$0.05	15.6%

Interest rate spread	3.51%	3.50%
Net interest margin	3.61%	3.61%

Full-time equivalents	252	248
Full-service offices	15	15

Net Interest Income.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

INTEREST INCOME AND INTEREST EXPENSE

Dollar changes in interest income and interest expense for the comparison periods are presented in the rate/volume analysis table which appears on page 13.

Interest Income.  The increase in interest income was primarily due to an increase in the average balance of loans, partially offset by a decrease in the average yield earned on loans and a decrease in the average balance of investment securities.  The decrease in the average yield earned on loans was primarily due to the Company’s efforts to increase variable rate loans, which typically have lower rates at origination than those charged for fixed rate loans.  The average balance of loans increased primarily due to increased construction loan origination activity.  The average balance of investment securities decreased due to calls and maturities.

Interest Expense.  The increase in interest expense was primarily due to an increase in the average balance of FHLB advances.  The average balance of FHLB advances increased due to advances being used to fund loan growth.

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

While the loan portfolio has increased by $39.0 million since December 31, 2004, the estimated allowance for loan losses did not increase significantly since the majority of the growth was in real estate loans, which have lower estimated loss rates than consumer and commercial loans.  There were no changes in loss factors applied to pooled loans during the quarter.

Noninterest Income.  Deposit fee income increased as a result of the Bank’s continued promotion of Bounce ProtectionTM overdraft service as well as an increase in the number of checking accounts and a change in the insufficient funds fee structure.  The number of checking accounts increased approximately 9.6% from March 31, 2004 to March 31, 2005.  The Bank plans to continue to aggressively promote checking accounts in 2005 through direct mail campaigns to further expand its checking accounts and increase deposit fee income.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	2005 vs 2004
Salaries	$1,977	$1,868	$109
Payroll taxes	234	220	14
Insurance	147	144	3
ESOP expense (1)	481	410	71
MRP expense (2)	7	7	—
Defined benefit plan contribution	122	(8)	130
Other	35	38	(3)
Total	$3,003	$2,679	$324

(1)          Employee Stock Ownership Plan

(2)          Management Recognition and Retention Plan

The increase in salaries was due primarily to normal salary and merit increases.  Payroll taxes increased due to the increase in salaries.  The increase in employee stock ownership plan expense was due to an increase in the Company’s average stock price from $20.60 for the quarter ended March 31, 2004 to $23.71 for the same quarter in 2005.  Defined benefit plan expense increased due to the unusual credit during the first quarter of 2004.

Data processing expense.  Data processing expense decreased primarily due to the renegotiation of the Bank’s contract with its service provider.

Advertising and public relations.  Advertising and public relations increased for the quarter ended March 31, 2005 compared to the same period in 2004 primarily due to costs associated with the new checking account marketing program, including direct mail, “thank you” gifts, marketing brochures, posters and billboards.

Other expenses.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	2005 vs 2004
Consultant and management fees	$27	$93	$(66)
Other	785	674	111
Total	$812	$767	$45

Other expenses increased approximately $45,000 on a net basis, consisting of increases in a variety of expense accounts, the largest of which was a $24,000 increase in the loss provision on real estate owned.  These increases were offset by a decrease in consultant and management fees of approximately $66,000.  The decrease in consultant and management fees was primarily due to fees paid to a consulting firm in 2004 for assistance in promotion of checking accounts.  Fees paid to a third party vendor related to the Bounce ProtectionTM program also decreased due to the end of the contractual payment period in May 2004.

Income Taxes.

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

At March 31, 2005, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At March 31, 2005, the Company had no interests in non-consolidated special purpose entities.

At March 31, 2005, commitments included:

•                  total approved loan origination commitments outstanding amounting to $22.9 million, including $2.0 million of loans committed to sell;

•                  rate lock agreements with customers of $6.4 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $1.5 million;

•                  unadvanced portion of construction loans of $69.7 million;

•                  unused lines of credit of $23.9 million;

•                  outstanding standby letters of credit of $1.4 million;

•                  total predetermined overdraft protection limits of $10.5 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $141.7 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $6.4 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at March 31, 2005.

Historically, a very small percentage of predetermined overdraft limits have been used.  At March 31, 2005, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.5% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  As an additional source of funds, the Bank has borrowed from the FHLB of Dallas.  During the first quarter of 2005, the use of FHLB advances increased due to increased demand for the Bank’s loan products.  At March 31, 2005, available borrowing capacity with the FHLB was in excess of $152 million.

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

As of March 31, 2005, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At March 31, 2005, the Bank’s tangible, core and risk-based capital ratios amounted to 9.43%, 9.43% and 13.16%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 Annual Report to Stockholders.  There has been no material change in the Company’s asset and liability position or the market value of the Bank’s portfolio equity since December 31, 2004.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Part II

Item 1.	Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

February 1, to February 28, 2005	108,000	$23.93	108,000	192,792
March 1, to March 31, 2005	28,000	$25.23	28,000	164,792

The Company is in its 17th announced repurchase program, which was approved by the board of directors on November 30, 2004, and publicly announced on February 8, 2005.  Total shares approved to be purchased in this program are 251,801, of which 87,009 have been purchased as of March 31, 2005.  All treasury stock purchases are made under publicly announced repurchase programs.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: April 27, 2005	By:	/s/Larry J. Brandt
Larry J. Brandt
President/CEO

Date: April 27, 2005	By:	/s/Sherri R. Billings
Sherri R. Billings
EVP/CFO