Form 10-Q
period 2005-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2005-08-08
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes    ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 19, 2005, there were issued and outstanding 5,053,708 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

Part I.

Financial Information

Item 1.	Consolidated Financial Statements

Consolidated Statements of Financial Condition as of June 30, 2005 and December 31, 2004 (unaudited)

Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004 (unaudited)

Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005 (unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.

Other Information

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS:

Cash and cash equivalents	$14,047	$16,003
Investment securities held to maturity	55,885	56,660
Federal Home Loan Bank stock	7,124	4,876
Loans receivable, net	685,939	634,217
Accrued interest receivable	5,425	4,427
Real estate acquired in settlement of loans, net	316	563
Office properties and equipment, net	16,707	15,295
Cash surrender value of life insurance	18,286	17,897
Prepaid expenses and other assets	1,642	1,727

TOTAL ASSETS	$805,371	$751,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$585,018	$582,424
Federal Home Loan Bank advances	140,051	89,756
Advance payments by borrowers for taxes and insurance	519	757
Other liabilities	3,847	3,427
Total liabilities	729,435	676,364

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 5,053,208 and 5,094,020 shares outstanding at June 30, 2005 and December 31, 2004, respectively	103	103
Additional paid-in capital	55,440	54,427
Employee stock benefit plans	(361)	(582)
Retained earnings-substantially restricted	80,959	78,261
	136,141	132,209
Treasury stock, at cost, 5,254,294 and 5,213,482 shares at June 30, 2005 and December 31, 2004, respectively	(60,205)	(56,908)
Total stockholders’ equity	75,936	75,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$805,371	$751,665

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

INTEREST INCOME:
Loans receivable	$10,266	$8,745	$20,150	$17,074
Investment securities:
Taxable	532	778	1,050	1,572
Nontaxable	178	172	358	338
Other	25	18	39	110
Total interest income	11,001	9,713	21,597	19,094

INTEREST EXPENSE:
Deposits	3,480	3,107	6,764	6,295
Other borrowings	1,108	326	1,952	645
Total interest expense	4,588	3,433	8,716	6,940

NET INTEREST INCOME	6,413	6,280	12,881	12,154

PROVISION FOR LOAN LOSSES	287	202	536	461

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,126	6,078	12,345	11,693

NONINTEREST INCOME:
Deposit fee income	1,105	896	2,114	1,667
Earnings on life insurance policies	191	197	389	407
Gain on sale of loans	182	196	316	322
Other	246	296	475	620
Total noninterest income	1,724	1,585	3,294	3,016

NONINTEREST EXPENSES:
Salaries and employee benefits	3,013	2,758	6,016	5,437
Net occupancy expense	506	510	1,005	1,002
Data processing	412	387	752	795
Professional fees	105	121	220	229
Advertising and public relations	241	304	482	431
Postage and supplies	190	173	380	353
Other	512	571	1,021	1,051
Total noninterest expenses	4,979	4,824	9,876	9,298

INCOME BEFORE INCOME TAXES	2,871	2,839	5,763	5,411
INCOME TAX PROVISION	922	908	1,850	1,720
NET INCOME	$1,949	$1,931	$3,913	$3,691

EARNINGS PER SHARE:
Basic	$0.39	$0.38	$0.79	$0.72

Diluted	$0.37	$0.36	$0.75	$0.68

Cash Dividends Declared	$0.12	$0.10	$0.24	$0.20

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(In thousands, except share data)

(Unaudited)

				Employee
	Issued		Additional	Stock
	Common Stock		Paid-In	Benefit	Retained
	Shares	Amount	Capital	Plans	Earnings

Balance, January 1, 2005	10,307,502	$103	$54,427	$(582)	$78,261
Net income					3,913
Release of ESOP shares			792	208
Tax effect of stock compensation plan			472
Treasury shares reissued due to exercise of stock options			(251)
Purchase of treasury stock, at cost
Vesting of MRP shares				13
Dividends paid					(1,215)

Balance, June 30, 2005	10,307,502	$103	$55,440	$(361)	$80,959

			Total
	Treasury Stock		Stockholders’
	Shares	Amount	Equity

Balance, January 1, 2005	5,213,482	$(56,908)	$75,301
Net income			3,913
Release of ESOP shares			1,000
Tax effect of stock compensation plan			472
Treasury shares reissued due to exercise of stock options	(172,188)	1,918	1,667
Purchase of treasury stock, at cost	213,000	(5,215)	(5,215)
Vesting of MRP shares			13
Dividends paid			(1,215)

Balance, June 30, 2005	5,254,294	$(60,205)	$75,936

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004

OPERATING ACTIVITIES:
Net income	$3,913	$3,691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	536	461
Provision for real estate losses	24	32
Deferred tax benefit	(91)	(105)
Accretion of discounts on investment securities, net	(1)	(34)
Federal Home Loan Bank stock dividends	(95)	(26)
Gain (loss) on disposition of office properties and equipment	3	(37)
Gain (loss) on sale of repossessed assets, net	(15)	2
Originations of loans held for sale	(24,087)	(26,196)
Proceeds from sales of loans	23,559	26,876
Gain on sale of loans originated to sell	(316)	(322)
Depreciation	585	594
Amortization of deferred loan fees, net	80	26
Release of ESOP shares	1,000	842
MRP compensation expense	13	13
Earnings on life insurance policies	(389)	(407)
Changes in operating assets and liabilities:
Accrued interest receivable	(998)	(180)
Prepaid expenses and other assets	85	455
Other liabilities	(17)	125
Net cash provided by operating activities	3,789	5,810

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(1,640)	(83,019)
Proceeds from maturities/calls of investment securities held to maturity	3,416	86,479
Purchases of FHLB stock	(2,153)	(225)
Redemptions of FHLB stock	—	678
Loan participations sold	1,787	2,709
Loan originations, net of repayments	(53,514)	(69,613)
Proceeds from sales of repossessed assets	471	426
Proceeds from sales of office properties and equipment	—	576
Purchases of office properties and equipment	(2,000)	(1,160)
Net cash used in investing activities	(53,633)	(63,149)

FINANCING ACTIVITIES:
Net increase in deposits	2,594	8,061
Advances from FHLB	88,423	21,233
Repayment of advances from FHLB	(38,128)	(7,298)
Net decrease in advance payments by borrowers for taxes and insurance	(238)	(134)
Purchase of treasury stock	(5,215)	(5,242)
Reissued treasury stock	1,667	1,079
Dividends paid	(1,215)	(1,052)
Net cash provided by financing activities	47,888	16,647

Net decrease in cash and cash equivalents	(1,956)	(40,692)

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004

CASH AND CASH EQUIVALENTS:
Beginning of period	$16,003	$56,201
End of period	$14,047	$15,509

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,467	$6,939
Income taxes	$1,132	$1,469

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$233	$330
Loans to facilitate sales of real estate owned	$—	$197
Investment securities traded, recorded in investments not yet settled in cash	$1,000	$425

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

The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, contained in the Company’s 2004 Annual Report to Stockholders.

Certain amounts in the June 30, 2004, unaudited consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2005.

Note 2 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended June 30, 2005 and 2004 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic weighted - average shares	4,975,893	5,113,191	4,981,529	5,129,969
Effect of dilutive securities	250,552	313,711	265,657	329,339
Diluted weighted - average shares	5,226,445	5,426,902	5,247,186	5,459,308

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between June 30, 2005 and December 31, 2004 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	June 30,	December 31,	Increase	Percentage
	2005	2004	(Decrease)	Change
ASSETS
Cash and cash equivalents	$14,047	$16,003	$(1,956)	(12.2% )
Investment securities held to maturity	55,885	56,660	(775)	(1.4% )
Loans receivable, net	685,939	634,217	51,722	8.2%
Federal Home Loan Bank stock	7,124	4,876	2,248	46.1%
Office properties and equipment, net	16,707	15,295	1,412	9.2%
Prepaid expenses and other assets	25,669	24,614	1,055	4.3%

TOTAL	$805,371	$751,665	$53,706	7.1%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$585,018	$582,424	$2,594	0.4%
Federal Home Loan Bank advances	140,051	89,756	50,295	56.0%
Other liabilities	4,366	4,184	182	4.3%

Total liabilities	729,435	676,364	53,071	7.9%

STOCKHOLDERS’ EQUITY	75,936	75,301	635	0.8%

TOTAL	$805,371	$751,665	$53,706	7.1%

BOOK VALUE PER SHARE	$15.03	$14.78

EQUITY TO ASSETS	9.4%	10.0%

Loans Receivable.  Changes in loan composition between June 30, 2005 and December 31, 2004 are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase	Percentage
	2005	2004	(Decrease)	Change

One- to four- family residential	$281,100	$282,144	$(1,044)
Multi-family residential	12,759	9,454	3,305
Commercial real estate	147,503	145,909	1,594
Construction	218,471	159,111	59,360
Total first mortgage loans	659,833	596,618	63,215	10.6%

Commercial	31,284	27,545	3,739	13.6%

Home equity and second mortgage	49,365	45,256	4,109
Automobile	17,638	19,101	(1,463)
Other	12,127	10,685	1,442
Total consumer	79,130	75,042	4,088	5.4%

Total loans receivable	770,247	699,205	71,042	10.2%
Less:
Undisbursed loan funds	(82,009)	(62,661)	(19,348)
Unearned discounts and net deferred loan fees	(277)	(481)	204
Allowance for loan losses	(2,022)	(1,846)	(176)

Total loans receivable, net	$685,939	$634,217	$51,722	8.2%

The Bank continued to experience demand for multi-family loans, commercial real estate loans, construction loans, commercial loans, and consumer loans.  Generally, the Bank’s construction loans were for the purpose of constructing single-family residential properties.  The interest rate environment and robust economy of our market area provided continued demand and opportunity for our other loan products as well.  In recent years, the Bank has placed an increased emphasis on commercial real estate lending, construction lending, and commercial lending to diversify its loan portfolio, take advantage of market opportunities in these types of loans, and help the Bank transition to a more full-service community bank, as well as to provide opportunities to cross-sell its other banking products.  The growth in the consumer loan category was primarily within home equity loans.

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$4,475	$2,619
Construction loans	845	634
Commercial real estate	744	—
Commercial loans	1,125	186
Consumer loans	583	723
Total nonaccrual loans	7,772	4,162

Restructured loans (1)	3,700	3,790
Real estate owned	316	563

Nonperforming assets	$11,788	$8,515

Total nonaccrual and restructured loans as a percentage of total loans receivable	1.49%	1.14%

Total nonperforming assets as a percentage of total assets	1.46%	1.13%

(1)       At June 30, 2005 and December 31, 2004, restructured loans consisted of a group of commercial loans and commercial real estate loans to a single borrower.  Although the loans were not past due more than 90 days at either date, the borrower has used overdraft privileges with the Bank to maintain payments on the loans.  At June 30, 2005 and December 31, 2004, the borrower was overdrawn $234,000 and $151,000, respectively.  It is unlikely that the borrower would be able to keep their loans current without the overdraft privilege and the Bank is currently working with the borrower while they seek alternative financing arrangements.

The increase in one- to four- family residential, commercial real estate, and commercial nonaccrual loans between December 31, 2004 and June 30, 2005 was primarily due to two lending relationships discussed below.  At June 30, 2005, each of the loans in these relationships was reviewed and the value of underlying collateral was estimated, primarily based on appraisals.  For the relationship totaling $1.5 million, the Bank estimates that it will incur no loss.  For the relationship totaling $4.0 million, the Bank has estimated its loss exposure as of June 30, 2005 at approximately $175,000.  This estimated loss is included in the allowance for loan losses as of June 30, 2005.

The first relationship consists of five loans totaling $1.54 million, consisting of $800,000 of one- to four- family residential loans secured by two residential properties and $700,000 of commercial real estate loans secured by an office building.  The Bank has initiated foreclosure proceedings on all three properties as of June 30, 2005.  The Bank is currently in negotiations with a potential buyer who has made a verbal offer to buy the loans for $1.5 million. Negotiations are ongoing and the Bank believes that it will negotiate an agreement to sell these notes for a minimal loss to the Bank.

The second relationship includes 24 loans totaling $4.0 million, consisting of 15 loans or $1.7 million classified as substandard, which are listed in the table above, four loans or $1.5 million classified as special mention, and five loans or $800,000 classified as watch.  These loans include approximately $130,000 in unsecured loans and a collateral shortfall of approximately $45,000 on one of the properties when loan balances were compared to appraised amounts.  The Bank, through its attorney, has sent demand letters to the borrower with a deadline of the end of August to pay the loans in full.  The Bank has received correspondence from the borrower’s attorney that the borrower intends to refinance the loans or sell assets to satisfy all loans with the Bank.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$1,950	$1,703	$1,846	$1,621
Provisions for estimated losses	287	202	536	461
Recoveries	25	25	51	49
Losses charged off	(240)	(240)	(411)	(441)
Balance at end of period	$2,022	$1,690	$2,022	$1,690

Changes in the composition of the allowance for loan losses between June 30, 2005 and December 31, 2004 are presented in the following table (in thousands):

	June 30,	December 31,	Increase
	2005	2004	(Decrease)
General	$1,527	$1,476	$51
Specific	319	318	1
Unallocated	176	52	124
	$2,022	$1,846	$176

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

Although we consider the allowance for loan losses of approximately $2.0 million appropriate and adequate to cover losses inherent in our loan portfolio at June 30, 2005, no assurance can be given that we will not sustain loan losses that are significantly different from the amount provided, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between June 30, 2005 and December 31, 2004 are presented in the following table (in thousands).

	June 30,	December 31,	Increase
	2005	2004	(Decrease)
Certificates of deposit	$—	$3,000	$(3,000)
U.S. Government and agency obligations	40,042	37,821	2,221
Municipal securities	15,843	15,839	4
Total	$55,885	$56,660	$(775)

During the first six months of 2005, investment securities totaling $2.6 million were purchased and $3.4 million matured or were called.   The increase in U.S. Government and agency obligations was due to purchases in excess of calls and maturities.

At June 30, 2005, estimated fair values of investment securities held to maturity were as follows (in thousands):

Amortized Cost

Fair Value

U.S. Government and agency obligations	$40,042	$39,803
Municipal securities	15,843	16,105
Total	$55,885	$55,908

Federal Home Loan Bank Stock.   Federal Home Loan Bank (“FHLB”) stock increased by approximately $2.2 million due to required purchases related to the increase in FHLB advances.

Office properties and equipment.  The increase in office properties and equipment is due to land purchased for branch expansion, construction costs for new branches in Mountain Home and Springdale, and remodeling of existing branch locations.

Deposits.  Changes in the composition of deposits between June 30, 2005 and December 31, 2004 are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase	Percentage
	2005	2004	(Decrease)	Change

DDA and NOW accounts	$114,689	$109,772	$4,917	4.5%
Money Market accounts	81,057	106,063	(25,006)	(23.6)%
Savings accounts	32,631	31,611	1,020	3.2%
Certificates of deposit	356,641	334,978	21,663	6.5%

Total deposits	$585,018	$582,424	$2,594	0.4%

The Bank experienced a shift in the mix of deposits from money market accounts to certificates of deposit during the six month period ended June 30, 2005.  Certificates of deposit increased as interest rates began to rise.  Further, the Bank has advertised several CD products with special rates and terms ranging from 7 to 40 months.  The cost of deposit funds increased from 2.26% at December 31, 2004 to 2.46% at June 30, 2005.  The Bank will continue to aggressively promote checking accounts and expand its promotion of checking accounts by targeting small- and medium-sized business accounts with its direct mail campaign and “thank you” gifts which began in the second quarter of 2005.  Checking accounts are an attractive source of funds for the Bank as they offer low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Federal Home Loan Bank Advances.   The Bank experienced growth of $50.3 million or 56.0% in FHLB of Dallas advances during the first six months of 2005.  The advances were used to fund loan growth during the year.  The balance of advances at June 30, 2005 of $140.1 million consisted of $91.9 million of fixed rate advances with an average cost of 3.8% and $48.2 million of floating rate advances with an average cost of 3.3%.

Other Liabilities.  Other liabilities increased primarily due to an increase in accrued interest payable on FHLB advances related to an increase in the balance of FHLB advances.

Stockholders’ Equity.  Stockholders’ equity increased $635,000 from December 31, 2004 to June 30, 2005.  The increase in stockholders’ equity was primarily due to net income of $3.9 million and the issuance of treasury stock due to proceeds received from the exercise of stock options of $1.7 million offset by the purchase of treasury stock totaling $5.2 million during the first six months of 2005.  In addition, during the six months ended June 30, 2005, cash dividends of $1.2 million were paid.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005 for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at June 30, 2005.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented and outstanding balances at June 30, 2005.  Average balances are based on daily balances during the period.

		Three Months Ended June 30,
		2005			2004
	June 30,			Average			Average
	2005	Average		Yield/	Average		Yield/
	Yield/Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	6.24%	$678,547	$10,266	6.05%	$558,359	$8,745	6.26%
Investment securities(2)	4.57	61,237	710	4.64	87,979	950	4.32
Other interest-earning assets	3.27	3,529	25	2.86	8,294	18	0.89
Total interest-earning assets	6.10	743,313	11,001	5.92	654,632	9,713	5.94
Noninterest-earning assets		52,997			48,107
Total assets		$796,310			$702,739
Interest-bearing liabilities:
Deposits	2.46	589,009	3,480	2.36	580,472	3,107	2.14
FHLB advances	3.58	126,229	1,108	3.51	41,727	326	3.13
Total interest-bearing liabilities	2.67	715,238	4,588	2.57	622,199	3,433	2.21
Noninterest-bearing liabilities		5,155			4,867
Total liabilities		720,393			627,066
Stockholders’ equity		75,917			75,673
Total liabilities and stockholders’ equity		$796,310			$702,739

Net interest income			$6,413			$6,280
Net earning assets		$28,075			$32,433
Interest rate spread	3.43%			3.35%			3.73%
Net interest margin				3.45%			3.84%
Ratio of interest-earning assets to interest-bearing liabilities				103.93%			105.21%

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$665,064	$20,150	6.06%	$539,633	$17,074	6.33%
Investment securities(2)	61,510	1,408	4.58	88,015	1,910	4.34
Other interest-earning assets	2,939	39	2.64	24,676	110	0.89
Total interest-earning assets	729,513	21,597	5.92	652,324	19,094	5.85
Noninterest-earning assets	51,956			47,534
Total assets	$781,469			$699,858
Interest-bearing liabilities:
Deposits	585,715	6,764	2.31	579,150	6,295	2.17
FHLB advances	114,886	1,952	3.40	40,109	645	3.22
Total interest-bearing liabilities	700,601	8,716	2.49	619,259	6,940	2.24
Noninterest-bearing liabilities	5,164			5,030
Total liabilities	705,765			624,289
Stockholders’ equity	75,704			75,569
Total liabilities and stockholders’ equity	$781,469			$699,858

Net interest income		$12,881			$12,154
Net earning assets	$28,912			$33,065
Interest rate spread			3.43%			3.61%
Net interest margin			3.53%			3.73%
Ratio of interest-earning assets to interest-bearing liabilities			104.13%			105.34%

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

	Three Months Ended June 30, 2005 vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$1,882	$(297)	$(64)	$1,521
Investment securities	(289)	70	(21)	(240)
Other interest-earning assets	(11)	41	(23)	7
Total interest-earning assets	1,582	(186)	(108)	1288

Interest expense:
Deposits	46	323	4	373
FHLB advances	661	40	81	782
Total interest-bearing liabilities	707	363	85	1,155
Net change in net interest income	$875	$(549)	$(193)	$133

	Six Months Ended June 30, 2005 vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$3,968	$(724)	$(168)	$3,076
Investment securities	(575)	105	(32)	(502)
Other interest-earning assets	(97)	216	(190)	(71)
Total interest-earning assets	3,296	(403)	(390)	2,503

Interest expense:
Deposits	71	394	4	469
FHLB advances	1,203	36	68	1,307
Total interest-bearing liabilities	1,274	430	72	1,776
Net change in net interest income	$2,022	$(833)	$(462)	$727

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended June 30, 2005 and 2004 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2005	2004	2005 vs 2004	2005 vs 2004
Interest income:
Loans receivable	$10,266	$8,745	$1,521
Investment securities	710	950	(240)
Other	25	18	7
Total interest income	11,001	9,713	1,288	13.3%
Interest expense:
Deposits	3,480	3,107	373
Other borrowings	1,108	326	782
Total interest expense	4,588	3,433	1,155	33.6%
Net interest income before provision for loan losses	6,413	6,280	133
Provision for loan losses	287	202	85	42.1%
Net interest income after provision for loan losses	6,126	6,078	48	0.8%
Noninterest income:
Deposit fee income	1,105	896	209
Gain on sale of loans	182	196	(14)
Other	437	493	(56)
Total noninterest income	1,724	1,585	139	8.8%
Noninterest expenses:
Salaries and employee benefits	3,013	2,758	255
Net occupancy expense	506	510	(4)
Advertising and public relations	241	304	(63)
Other	1,219	1,252	(33)
Total noninterest expenses	4,979	4,824	155	3.2%
Income before income taxes	2,871	2,839	32
Provision for income taxes	922	908	14
Net income	1,949	1,931	18	0.9%

Basic earnings per share	$0.39	$0.38	$0.01	2.6%
Diluted earnings per share	$0.37	$0.36	$0.01	2.8%

Interest rate spread	3.35%	3.73%
Net interest margin	3.45%	3.84%

Full-time equivalents	261.5	246.3

Full-service offices	15	15

The table below presents a comparison of results of operations for the six months ended June 30, 2005 and 2004 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2005	2004	2005 vs 2004	2005 vs 2004
Interest income:
Loans receivable	$20,150	$17,074	$3,076
Investment securities	1,408	1,910	(502)
Other	39	110	(71)
Total interest income	21,597	19,094	2,503	13.1%
Interest expense:
Deposits	6,764	6,295	469
Other borrowings	1,952	645	1,307
Total interest expense	8,716	6,940	1,776	25.6%
Net interest income before provision for loan losses	12,881	12,154	727
Provision for loan losses	536	461	75	16.3%
Net interest income after provision for loan losses	12,345	11,693	652	5.6%
Noninterest income:
Deposit fee income	2,114	1,667	447
Gain on sale of loans	316	322	(6)
Other	864	1,027	(163)
Total noninterest income	3,294	3,016	278	9.2%
Noninterest expenses:
Salaries and employee benefits	6,016	5,437	579
Net occupancy expense	1,005	1,002	3
Advertising and public relations	482	431	51
Other	2,373	2,428	(55)
Total noninterest expenses	9,876	9,298	578	6.2%
Income before income taxes	5,763	5,411	352
Provision for income taxes	1,850	1,720	130
Net income	3,913	3,691	222	6.0%

Basic earnings per share	$0.79	$0.72	$0.07	9.7%
Diluted earnings per share	$0.75	$0.68	$0.07	10.3%

Interest rate spread	3.43%	3.61%
Net interest margin	3.53%	3.73%

Full-time equivalents	254.4	248.9

Full-service offices	15	15

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

Interest Income.  The increases in interest income for both the three and six month comparative periods were primarily due to an increase in the average balance of loans, partially offset by a decrease in the average yield earned on loans and a decrease in the average balance of investment securities.  The decrease in the average yield earned on loans was primarily due to an increase in nonaccrual loans and an increase in construction loans, which typically have lower rates at origination than those charged for permanent loans due to their shorter-term nature.  The average balance of loans increased primarily due to increased construction loan origination activity.  The average balance of investment securities decreased due to calls and maturities.

Interest Expense.   The increases in interest expense for both the three and six month comparative periods were primarily due to an increase in the average balance of FHLB advances and an increase in the average rate paid on deposits.  The average balance of FHLB advances increased due to advances being used to fund loan growth.

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

The increase in the provision for loan losses in both the three and six month comparative periods was due primarily to the increase in nonperforming loans and, to a lesser degree, growth in the loan portfolio.

Noninterest Income.  Deposit fee income increased for both the three and six month comparative periods as a result of the Bank’s continued promotion of Bounce ProtectionTM overdraft service as well as an increase in the number of checking accounts.  The number of checking accounts increased approximately 6.6% from June 30, 2004 to June 30, 2005.  The Bank plans to continue to aggressively promote checking accounts in 2005 through direct mail campaigns to expand its checking accounts and increase deposit fee income.

The decreases in other noninterest income for both the three and six month comparative periods were primarily due to a decrease in loan fees collected.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
Salaries	$2,027	$1,894	$133	$4,005	$3,762	$243
Payroll taxes	174	158	16	408	379	29
Insurance	153	148	5	300	292	8
ESOP expense (1)	495	394	101	975	804	171
MRP expense (2)	7	7	—	13	13	—
Defined benefit plan contribution	122	122	—	245	113	132
Other	35	35	—	70	74	(4)
Total	$3,013	$2,758	$255	$6,016	$5,437	$579

(1)   Employee Stock Ownership Plan

(2)   Management Recognition and Retention Plan

The increase in salaries for the three and six months ended June 30 was due primarily to an increase in the number of employees and normal salary and merit increases.  Payroll taxes increased during both periods due to the increase in salaries.  The increase in employee stock ownership plan expense during both comparison periods was due to an increase in the Company’s average stock price in 2005 compared to the same periods in 2004.  Defined benefit plan expense increased in the six month comparative period due to the unusual credit during the first quarter of 2004.

The loan to the ESOP matures on March 31, 2006 and will be repaid in full at such time. Absent further leveraged purchases by the ESOP, expenses related to the ESOP will decrease subsequent to March 31, 2006.

Advertising and public relations.  Advertising and public relations decreased for the second quarter of 2005 compared to the same period in 2004 primarily due to costs associated with the start-up of the checking account marketing program in the 2004 quarter.

Advertising and public relations increased for the six months ended June 30, 2005, compared to the same period in 2004, primarily due to a full six months of costs in 2005 associated with the new checking account marketing program, including direct mail, “thank you” gifts, marketing brochures, posters and billboards, compared to only three months in the previous year.  The marketing program began in April 2004.

Other expenses.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
Consultant and management fees	$44	$109	$(65)	$70	$201	$(131)
Other	1,175	1,143	32	2,303	2,227	76
Total	$1,219	$1,252	$(33)	$2,373	$2,428	$(55)

Other expenses decreased in the three and six month comparative periods primarily due to a decrease in consultant and management fees.  These fees decreased primarily due to fees paid to a consulting firm for assistance in promotion of checking accounts in 2004.

Income Taxes.

The increase in income tax expense for the three and six month comparable periods ended June 30 was primarily due to an increase in taxable income and, to a lesser extent, an increase in the effective tax rate.

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

At June 30, 2005, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At June 30, 2005, the Company had no interests in non-consolidated special purpose entities.

At June 30, 2005, commitments included:

•      total approved commitments to originate loans amounting to $9.6 million, including $1.2 million of loans committed to sell;

•      rate lock agreements with customers of $6.7 million, all of which have been locked with an investor;

•      funded mortgage loans committed to sell of $2.5 million;

•      unadvanced portion of construction loans of $82.0 million;

•      unused lines of credit of $27.1 million;

•      outstanding standby letters of credit of $960,000;

•      total predetermined overdraft protection limits of $10.5 million; and

•      certificates of deposit scheduled to mature in one year or less totaling $159.0 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $6.7 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at June 30, 2005.

Historically, a very small percentage of predetermined overdraft limits have been used.  At June 30, 2005, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.9% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  During 2005, the use of FHLB advances increased due to increased demand for the Bank’s loan products.  At June 30, 2005, available borrowing capacity with the FHLB was in excess of $135 million.

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

As of June 30, 2005, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At June 30, 2005, the Bank’s tangible, core and risk-based capital ratios amounted to 9.15%, 9.15% and 12.67%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Securities Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Part II

Item 1.            Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, to April 30, 2005	—	—	—	—
May 1, to May 31, 2005	55,000	$24.93	55,000	109,792
June 1, to June 30, 2005	22,000	$25.16	22,000	87,792

The Company is in its 17th announced repurchase program, which was approved by the board of directors on November 30, 2004, and publicly announced on February 8, 2005.  Total shares approved to be purchased in this program are 251,801, of which 164,009 have been purchased as of June 30, 2005.  All treasury stock purchases are made under publicly announced repurchase programs.

Item 3.            Defaults Upon Senior Securities

Not applicable.

Item 4.            Submission of Matters to a Vote of Security Holders

On April 27, 2005, the Corporation held an annual meeting of stockholders for the following purposes:

(1)           To elect one director for a term of three years; and

(2)           To ratify the appointment by the Board of Directors of Deloitte and Touche LLP as the Corporation’s independent auditors for the year ending December 31, 2005.

The results of the voting are set forth below:

Proposal One (Election of Director):

NAME	FOR	AGAINST/ WITHHELD	NOT VOTED
Kenneth C. Savells	4,547,793	3,600	522,015

Proposal Two (Ratification of Auditors):

FOR	AGAINST	ABSTAIN	NOT VOTED
4,535,910	1,548	13,935	522,015

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer,

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Exhibit 31.2 – Certification of Chief Financial Officer,

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: July 28, 2005	By:	/s/Larry J. Brandt
Larry J. Brandt
President/CEO

Date: July 28, 2005	By:	/s/Sherri R. Billings
Sherri R. Billings
EVP/CFO