Form 10-Q
period 2005-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2005-11-09
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 24, 2005, there were issued and outstanding 5,062,563 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

Part I.

Financial Information

Item 1.	Consolidated Financial Statements

Consolidated Statements of Financial Condition as of September 30, 2005 and December 31, 2004 (unaudited)

Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004 (unaudited)

Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS:

Cash and cash equivalents	$18,376	$16,003
Investment securities held to maturity	56,184	56,660
Federal Home Loan Bank stock	8,329	4,876
Loans receivable, net	713,576	634,217
Accrued interest receivable	6,469	4,427
Real estate acquired in settlement of loans, net	348	563
Office properties and equipment, net	17,742	15,295
Cash surrender value of life insurance	18,476	17,897
Prepaid expenses and other assets	1,404	1,727

TOTAL ASSETS	$840,904	$751,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$589,298	$582,424
Federal Home Loan Bank advances	169,491	89,756
Advance payments by borrowers for taxes and insurance	595	757
Other liabilities	3,911	3,427
Total liabilities	763,295	676,364

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 5,062,563 and 5,094,020 shares outstanding at September 30, 2005 and December 31, 2004, respectively	103	103
Additional paid-in capital	55,791	54,427
Employee stock benefit plans	(250)	(582)
Retained earnings-substantially restricted	82,339	78,261
	137,983	132,209
Treasury stock, at cost, 5,244,939 and 5,213,482 shares at September 30, 2005 and December 31, 2004, respectively	(60,374)	(56,908)
Total stockholders’ equity	77,609	75,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$840,904	$751,665

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
INTEREST INCOME:
Loans receivable	$11,150	$9,160	$31,300	$26,234
Investment securities:
Taxable	561	727	1,610	2,299
Nontaxable	180	178	538	515
Other	25	18	64	128
Total interest income	11,916	10,083	33,512	29,176

INTEREST EXPENSE:
Deposits	3,742	3,178	10,505	9,472
Other borrowings	1,393	442	3,345	1,087
Total interest expense	5,135	3,620	13,850	10,559

NET INTEREST INCOME	6,781	6,463	19,662	18,617

PROVISION FOR LOAN LOSSES	285	202	820	663

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,496	6,261	18,842	17,954

NONINTEREST INCOME:
Deposit fee income	1,193	994	3,307	2,661
Earnings on life insurance policies	191	190	579	597
Gain on sale of loans	195	141	511	463
Other	239	248	714	867
Total noninterest income	1,818	1,573	5,111	4,588

NONINTEREST EXPENSES:
Salaries and employee benefits	3,256	2,830	9,272	8,266
Net occupancy expense	532	493	1,537	1,494
Data processing	392	399	1,145	1,194
Professional fees	101	117	321	346
Advertising and public relations	318	294	801	726
Postage and supplies	186	151	566	503
Other	528	450	1,546	1,502
Total noninterest expenses	5,313	4,734	15,188	14,031

INCOME BEFORE INCOME TAXES	3,001	3,100	8,765	8,511
INCOME TAX PROVISION	965	1,002	2,815	2,723
NET INCOME	$2,036	$2,098	$5,950	$5,788

EARNINGS PER SHARE:
Basic	$0.41	$0.42	$1.19	$1.14

Diluted	$0.39	$0.39	$1.14	$1.07

Cash Dividends Declared	$0.13	$0.11	$0.37	$0.31

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-In	Employee Stock	Retained
	Shares	Amount	Capital	Benefit Plans	Earnings
Balance, January 1, 2005	10,307,502	$103	$54,427	$(582)	$78,261
Net income					5,950
Release of ESOP shares			1,191	312
Tax effect of stock compensation plan			477
Treasury shares reissued due to exercise of stock options			(304)
Purchase of treasury stock, at cost
Vesting of MRP shares				20
Dividends paid					(1,872)

Balance, September 30, 2005	10,307,502	$103	$55,791	$(250)	$82,339

	Treasury Stock		Total Stockholders’
	Shares	Amount	Equity

Balance, January 1, 2005	5,213,482	$(56,908)	$75,301
Net income			5,950
Release of ESOP shares			1,503
Tax effect of stock compensation plan			477
Treasury shares reissued due to exercise of stock options	(201,543)	2,256	1,952
Purchase of treasury stock, at cost	233,000	(5,722)	(5,722)
Vesting of MRP shares			20
Dividends paid			(1,872)

Balance, September 30, 2005	5,244,939	$(60,374)	$77,609

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$5,950	$5,788
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	820	663
Provision for real estate losses	30	32
Deferred tax benefit	(95)	(140)
Accretion of discounts on investment securities, net	(1)	(34)
Federal Home Loan Bank stock dividends	(168)	(44)
Gain (loss) on disposition of office properties and equipment	4	(38)
Loss on sale of repossessed assets, net	(14)	(1)
Originations of loans held for sale	(37,565)	(35,354)
Proceeds from sales of loans held for sale	36,901	36,213
Gain on sale of loans originated to sell	(511)	(463)
Depreciation	885	887
Amortization of deferred loan fees, net	115	49
Release of ESOP shares	1,503	1,261
MRP compensation expense	20	20
Earnings on life insurance policies	(579)	(597)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,042)	(287)
Prepaid expenses and other assets	323	700
Other liabilities	1,056	541
Net cash provided by operating activities	6,632	9,196

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(3,939)	(84,744)
Proceeds from maturities/calls of investment securities held to maturity	4,416	97,810
Purchases of FHLB stock	(3,285)	(711)
Redemptions of FHLB stock	—	679
Loan participations sold	1,787	3,970
Loan originations, net of repayments	(81,199)	(96,045)
Proceeds from sales of repossessed assets	492	582
Proceeds from sales of office properties and equipment	4	581
Purchases of office properties and equipment	(3,340)	(1,369)
Net cash used in investing activities	(85,064)	(79,247)

FINANCING ACTIVITIES:
Net increase in deposits	6,874	8,814
Advances from FHLB	131,243	41,733
Repayment of advances from FHLB	(51,508)	(16,076)
Net decrease in advance payments by borrowers for taxes and insurance	(162)	(91)
Purchase of treasury stock	(5,722)	(7,373)
Reissued treasury stock	1,952	1,476
Dividends paid	(1,872)	(1,618)
Net cash provided by financing activities	80,805	26,865

Net increase (decrease) in cash and cash equivalents	2,373	(43,186)

CASH AND CASH EQUIVALENTS:
Beginning of period	$16,003	$56,201
End of period	$18,376	$13,015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$13,443	$10,517
Income taxes	$2,053	$2,294

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$293	$307
Loans to facilitate sales of real estate owned	$—	$197
Investment securities traded, recorded in investments not yet settled in cash	$—	$1,000

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

The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, contained in the Company’s 2004 Annual Report to Stockholders.

Certain amounts in the September 30, 2004, unaudited consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2005.

Note 2 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2005 and 2004 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic weighted - average shares	4,990,081	5,022,009	4,984,411	5,093,719
Effect of dilutive securities	222,985	299,808	251,165	319,389
Diluted weighted - average shares	5,213,066	5,321,817	5,235,576	5,413,108

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between September 30, 2005 and December 31, 2004 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	September 30,	December 31,	Increase	Percentage
	2005	2004	(Decrease)	Change
ASSETS
Cash and cash equivalents	$18,376	$16,003	$2,373	14.8%
Investment securities held to maturity	56,184	56,660	(476)	(0.8)%
Loans receivable, net	713,576	634,217	79,359	12.5%
Federal Home Loan Bank stock	8,329	4,876	3,453	70.8%
Office properties and equipment, net	17,742	15,295	2,447	16.0%
Prepaid expenses and other assets	26,697	24,614	2,083	8.5%

TOTAL	$840,904	$751,665	$89,239	11.9%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$589,298	$582,424	$6,874	1.2%
Federal Home Loan Bank advances	169,491	89,756	79,735	88.8%
Other liabilities	4,506	4,184	322	7.7%

Total liabilities	763,295	676,364	86,931	12.9%

STOCKHOLDERS’ EQUITY	77,609	75,301	2,308	3.1%

TOTAL	$840,904	$751,665	$89,239	11.9%

BOOK VALUE PER SHARE	$15.33	$14.78

EQUITY TO ASSETS	9.2%	10.0%

Loans Receivable.  Changes in loan composition between September 30, 2005 and December 31, 2004 are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase	Percentage
	2005	2004	(Decrease)	Change
One- to four- family residential	$275,204	$282,144	$(6,940)
Multi-family residential	13,061	9,454	3,607
Commercial real estate(1)	152,526	145,909	6,617
Construction(2)	248,065	159,111	88,954
Total first mortgage loans	688,856	596,618	92,238	15.5%

Commercial	33,310	27,545	5,765	20.9%

Home equity and second mortgage	48,412	45,256	3,156
Automobile	16,596	19,101	(2,505)
Other	12,390	10,685	1,705
Total consumer	77,398	75,042	2,356	3.1%

Total loans receivable	799,564	699,205	100,359	14.4%
Less:
Undisbursed loan funds	(83,696)	(62,661)	(21,035)
Unearned discounts and net deferred loan fees	(216)	(481)	265
Allowance for loan losses	(2,076)	(1,846)	(230)

Total loans receivable, net	$713,576	$634,217	$79,359	12.5%

(1)          At September 30, 2005 and December 31, 2004, commercial real estate loans included land loans of $35.2 million and $31.1 million, respectively.

(2)          At September 30, 2005, construction loans included loans to construct one- to four- family residential properties of $166.4 million, multi-family residential properties of $21.3 million, commercial real estate properties of $20.6 million, and loans to develop land of $39.8 million.  At December 31, 2004, construction loans included loans to construct one- to four- family residential properties of $111.7 million, multi-family residential properties of $21.9 million, commercial real estate properties of $11.5 million, and loans to develop land of $14.0 million.

The Bank continued to experience demand for multi-family loans, commercial real estate loans, construction loans, commercial loans, and consumer loans.  The interest rate environment and robust economy of our market area provided continued demand and opportunity for our other loan products as well.  In recent years, the Bank has placed an increased emphasis on commercial real estate lending, construction lending, and commercial lending to diversify its loan portfolio, take advantage of market opportunities in these types of loans, and help the Bank transition to a more full-service community bank, as well as to provide opportunities to cross-sell its other banking products.  Construction lending has continued to increase, with $54.7 million of the increase due to one- to four- family residential construction, $9.2 million due to commercial real estate construction, and $25.8 million due to land development loans.  The increase in land development loans was primarily due to loans for development of residential building lots. The growth in the consumer loan category was primarily within home equity loans.

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	September 30, 2005	December 31, 2004
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$2,740	$2,619
Construction loans	945	634
Commercial real estate	963	—
Commercial loans	323	186
Consumer loans	561	723
Total nonaccrual loans	5,532	4,162

Accruing loans 90 days or more past due	4,018	—
Restructured loans	3,869	3,790
Real estate owned	348	563

Nonperforming assets	$13,767	$8,515

Total nonaccrual and restructured loans as a percentage of total loans receivable	1.68%	1.14%

Total nonperforming assets as a percentage of total assets	1.64%	1.13%

The increase in nonaccrual commercial real estate loans between December 31, 2004 and September 30, 2005 was primarily due to a single commercial real estate loan of approximately $700,000.  This loan is included in a lending relationship of five loans totaling $1.54 million, consisting of $700,000 of one- to four- family residential first mortgage loans secured by two residential properties and $138,000 of commercial loans secured by junior liens on an office building and residential property.  The Bank has initiated foreclosure proceedings on all three properties as of September 30, 2005.  At September 30, 2005, each of the loans in this relationship was reviewed and the value of underlying collateral was estimated, primarily based on appraisals.  The Bank estimates, based on current information, that it will incur no loss.

The increase in accruing loans 90 days or more past due was due to a relationship including 24 loans totaling $4.0 million, all classified as substandard.  These loans consisted of $786,000 of one- to four-family residential loans, $890,000 of commercial real estate loans, $2.3 million of commercial loans, and $40,000 of consumer loans.  These loans include approximately $130,000 in unsecured loans and a collateral shortfall of approximately $45,000 on one of the properties when loan balances were compared to appraised amounts.  The Bank has received correspondence from the borrower’s attorney that the borrower intends to refinance $1.8 million with other institutions and pay interest current for the remaining $2.2 million held at the Bank.  The Bank received the interest payments on the $2.2 million as promised.  Based on the payment history of the borrower, the underlying value of the collateral, and correspondence with the borrower, the interest on $4.0 million of this borrower’s loans was returned to accrual status as of September 30, 2005.

At September 30, 2005 and December 31, 2004, restructured loans consisted of a group of commercial loans and commercial real estate loans to a single borrower.  Although the loans were not past due more than 90 days at either date, the borrower has used overdraft privileges with the Bank to maintain payments on the loans.  At December 31, 2004, the borrower was overdrawn $151,000.   During the third quarter of 2005, the Bank suspended the borrower’s unsecured overdraft privileges and transferred the outstanding balance of the overdraft to a three-month line of credit secured by real estate.  The line of credit has a maximum amount of $250,000.  At September 30, 2005, the outstanding balance of the line of credit was $215,000.  The Bank estimates that it will incur no loss on this relationship based on the value of the underlying collateral.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$2,022	$1,690	$1,846	$1,621
Provisions for estimated losses	285	202	820	663
Recoveries	31	30	82	79
Losses charged off	(262)	(186)	(672)	(627)
Balance at end of period	$2,076	$1,736	$2,076	$1,736

Changes in the composition of the allowance for loan losses between September 30, 2005 and December 31, 2004 are presented in the following table (in thousands):

	September 30,	December 31,	Increase
	2005	2004	(Decrease)
General	$1,826	$1,476	$350
Specific	150	318	(168)
Unallocated	100	52	48
	$2,076	$1,846	$230

The general component of the allowance for loan losses increased due to loan growth and due to an increase in the estimated loss rate applied to speculative one- to four- family residential construction loans.  The loss rate was increased due to the increase in these loan balances and the inherently riskier nature of this category of loans.  The specific component of the allowance for loan losses decreased primarily as a result of removing specific allowances on the loans of the second borrower discussed in the Asset Quality section.

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

Although we consider the allowance for loan losses of approximately $2.1 million appropriate and adequate to cover losses inherent in our loan portfolio at September 30, 2005, no assurance can be given that we will not sustain loan losses that are significantly different from the amount provided, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between September 30, 2005 and December 31, 2004 are presented in the following table (in thousands).

	September 30,	December 31,	Increase
	2005	2004	(Decrease)
Certificates of deposit	$—-	$3,000	$(3,000)
U.S. Government and agency obligations	40,033	37,821	2,212
Municipal securities	16,151	15,839	312
Total	$56,184	$56,660	$(476)

During the first nine months of 2005, investment securities totaling $3.9 million were purchased and $4.4 million matured or were called.   The increase in U.S. Government and agency obligations was due to purchases in excess of calls and maturities.

At September 30, 2005, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value
U.S. Government and agency obligations	$40,033	$39,231
Municipal securities	16,151	16,281
Total	$56,184	$55,512

Federal Home Loan Bank Stock.   Federal Home Loan Bank (“FHLB”) stock increased by approximately $3.5 million due to required purchases related to the increase in FHLB advances.

Office Properties and Equipment.  The increase in office properties and equipment is due to land purchased for branch expansion, construction costs for new branches in Mountain Home and Springdale, and remodeling of existing branch locations.

Deposits.  Changes in the composition of deposits between September 30, 2005 and December 31, 2004 are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase	Percentage
	2005	2004	(Decrease)	Change
DDA and NOW accounts	$118,441	$109,772	$8,669	7.9%
Money Market accounts	70,185	106,063	(35,878)	(33.8)%
Savings accounts	29,993	31,611	(1,618)	(5.1)%
Certificates of deposit	370,679	334,978	35,701	10.7%

Total deposits	$589,298	$582,424	$6,874	1.2%

Deposits increased in the comparison period, primarily due to focused marketing efforts to increase checking accounts.  During the period, DDA and NOW account balances increased by $8.7 million and the number of such accounts increased by 6.4%.  The Bank will continue to aggressively promote checking accounts and expand its promotion of checking accounts by targeting small- and medium-sized business accounts with its direct mail campaign and “thank you” gifts which began in the second quarter of 2005.   Checking accounts are an attractive source of funds for the Bank as they offer low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

The Bank also experienced a shift in the mix of deposits from money market and savings accounts to certificates of deposit during the nine month period ended September 30, 2005.  Certificates of deposit increased as interest rates began to rise.  Further, the Bank has advertised several CD products with special rates and terms ranging from 7 to 40 months.  The cost of deposit funds increased from 2.26% at December 31, 2004 to 2.61% at September 30, 2005.

Federal Home Loan Bank Advances.   The Bank experienced growth of $79.7 million or 88.8% in FHLB of Dallas advances during the first nine months of 2005.  The advances were used to fund loan growth during the year.  The balance of advances at September 30, 2005 of $169.5 million consisted of $107.5 million of fixed rate advances with an average cost of 3.87% and $62.0 million of floating rate advances with an average cost of 3.82%.

Other Liabilities.  Other liabilities increased primarily due to an increase in accrued interest payable on FHLB advances related to an increase in the balance of FHLB advances.

Stockholders’ Equity.  Stockholders’ equity increased $2.3 million from December 31, 2004 to September 30, 2005.  The increase in stockholders’ equity was primarily due to net income of $6.0 million and the issuance of treasury stock due to proceeds received from the exercise of stock options of $2.0 million offset by the purchase of treasury stock totaling $5.7 million during the first nine months of 2005.  In addition, during the nine months ended September 30, 2005, cash dividends of $1.9 million were paid.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005 for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at September 30, 2005.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented and outstanding balances at September 30, 2005.  Average balances are based on daily balances during the period.

	September 30, 2005	Three Months Ended September 30,
		2005			2004
	Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	6.43%	$697,983	$11,150	6.39%	$594,460	$9,160	6.16%
Investment securities(2)	4.66	63,272	741	4.68	75,072	905	4.82
Other interest-earning assets	3.76	3,079	25	3.29	5,483	18	1.31
Total interest-earning assets	6.28	764,334	11,916	6.24	675,015	10,083	5.98
Noninterest-earning assets		51,215			48,247
Total assets		$815,549			$723,262
Interest-bearing liabilities:
Deposits	2.61	588,858	3,742	2.54	582,552	3,178	2.18
FHLB advances	3.85	148,273	1,393	3.76	61,195	442	2.89
Total interest-bearing liabilities	2.89	737,131	5,135	2.79	643,747	3,620	2.25
Noninterest-bearing liabilities		5,354			4,617
Total liabilities		742,485			648,364
Stockholders’ equity		73,064			74,898
Total liabilities and stockholders’ equity		$815,549			$723,262

Net interest income			$6,781			$6,463
Net earning assets		$27,203			$31,268
Interest rate spread	3.39%			3.45%			3.73%
Net interest margin				3.55%			3.83%
Ratio of interest-earning assets to interest-bearing liabilities				103.69%			104.86%

		Nine Months Ended September 30,
		2005			2004
		Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)		$676,037	$31,300	6.17%	$557,909	$26,234	6.27%
Investment securities(2)		62,097	2,148	4.61	83,700	2,814	4.48
Other interest-earning assets		2,986	64	2.86	18,278	128	0.93
Total interest-earning assets		741,120	33,512	6.03	659,887	29,176	5.89
Noninterest-earning assets		51,709			47,772
Total assets		$792,829			$707,659
Interest-bearing liabilities:
Deposits		586,762	10,505	2.39	580,284	9,472	2.18
FHLB advances		126,015	3,345	3.54	47,138	1,087	3.07
Total interest-bearing liabilities		712,777	13,850	2.59	627,422	10,559	2.24
Noninterest-bearing liabilities		5,227			4,892
Total liabilities		718,004			632,314
Stockholders’ equity		74,825			75,345
Total liabilities and stockholders’ equity		$792,829			$707,659

Net interest income			$19,662			$18,617
Net earning assets		$28,343			$32,465
Interest rate spread				3.44%			3.65%
Net interest margin				3.54%			3.76%
Ratio of interest-earning assets to Interest-bearing liabilities				103.98%			105.17%

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

	Three Months Ended September 30,
	2005 vs. 2004
	Increase (Decrease) Due to			Total Increase
	Volume	Rate	Rate/Volume	(Decrease)
	(In Thousands)
Interest income:
Loans receivable	$1,595	$336	$59	$1,990
Investment securities	(142)	(26)	4	(164)
Other interest-earning assets	(8)	27	(12)	7
Total interest-earning assets	1,445	337	51	1,833

Interest expense:
Deposits	34	524	6	564
FHLB advances	629	133	189	951
Total interest-bearing liabilities	663	657	195	1,515
Net change in net interest income	$782	$(320)	$(144)	$318

	Nine Months Ended September 30,
	2005 vs. 2004
	Increase (Decrease) Due to			Total Increase
	Volume	Rate	Rate/Volume	(Decrease)
	(In Thousands)
Interest income:
Loans receivable	$5,555	$(404)	$(85)	$5,066
Investment securities	(727)	82	(21)	(666)
Other interest-earning assets	(107)	264	(221)	(64)
Total interest-earning assets	4,721	(58)	(327)	4,336

Interest expense:
Deposits	106	917	10	1,033
FHLB advances	1,819	164	275	2,258
Total interest-bearing liabilities	1,925	1,081	285	3,291
Net change in net interest income	$2,796	$(1,139)	$(612)	$1,045

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended September 30, 2005 and 2004 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2005	2004	2005 vs 2004	2005 vs 2004
Interest income:
Loans receivable	$11,150	$9,160	$1,990
Investment securities	741	905	(164)
Other	25	18	7
Total interest income	11,916	10,083	1,833	18.2%
Interest expense:
Deposits	3,742	3,178	564
Other borrowings	1,393	442	951
Total interest expense	5,135	3,620	1,515	41.9%
Net interest income before provision for loan losses	6,781	6,463	318
Provision for loan losses	285	202	83	41.1%
Net interest income after provision for loan losses	6,496	6,261	235	3.8%
Noninterest income:
Deposit fee income	1,193	994	199
Gain on sale of loans	195	141	54
Other	430	438	(8)
Total noninterest income	1,818	1,573	245	15.6%
Noninterest expenses:
Salaries and employee benefits	3,256	2,830	426
Net occupancy expense	532	493	39
Advertising and public relations	318	294	24
Other	1,207	1,117	90
Total noninterest expenses	5,313	4,734	579	12.2%
Income before income taxes	3,001	3,100	(99)
Provision for income taxes	965	1,002	(37)
Net income	$2,036	$2,098	$(62)	(3.0)%

Basic earnings per share	$0.41	$0.42	$(0.01)	(2.8)%
Diluted earnings per share	$0.39	$0.39	$0.00

Interest rate spread	3.45%	3.73%
Net interest margin	3.55%	3.83%

Average full-time equivalents	276	244

Full-service offices	16	15

The table below presents a comparison of results of operations for the nine months ended September 30, 2005 and 2004 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2005	2004	2005 vs 2004	2005 vs 2004
Interest income:
Loans receivable	$31,300	$26,234	$5,066
Investment securities	2,148	2,814	(666)
Other	64	128	(64)
Total interest income	33,512	29,176	4,336	14.9%
Interest expense:
Deposits	10,505	9,472	1,033
Other borrowings	3,345	1,087	2,258
Total interest expense	13,850	10,559	3,291	31.2%
Net interest income before provision for loan losses	19,662	18,617	1,045
Provision for loan losses	820	663	157	23.7%
Net interest income after provision for loan losses	18,842	17,954	888	5.0%
Noninterest income:
Deposit fee income	3,307	2,661	646
Gain on sale of loans	511	463	48
Other	1,293	1,464	(171)
Total noninterest income	5,111	4,588	523	11.4%
Noninterest expenses:
Salaries and employee benefits	9,272	8,266	1,006
Net occupancy expense	1,537	1,494	43
Advertising and public relations	801	726	75
Other	3,578	3,545	33
Total noninterest expenses	15,188	14,031	1,157	8.3%
Income before income taxes	8,765	8,511	254
Provision for income taxes	2,815	2,723	92
Net income	$5,950	$5,788	$162	2.8%

Basic earnings per share	$1.19	$1.14	$0.05	4.7%
Diluted earnings per share	$1.14	$1.07	$0.07	6.5%

Interest rate spread	3.44%	3.65%
Net interest margin	3.54%	3.76%

Average full-time equivalents	261	248

Full-service offices	16	15

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

Interest Income.  The increase in interest income for the three month comparative period was primarily due to an increase in the average balance of loans and an increase in the average yield earned on loans, partially offset by a decrease in the average balance of investment securities.  The increase in interest income for the nine month comparative period was primarily due to an increase in the average balance of loans and an increase in the average yield earned on other interest-earning assets, partially offset by a decrease in the average yield earned on loans and a decrease in the average balance of investment securities.   The increase in the average yield earned on loans for the three month period was due to concerted efforts to raise rates on new loans, particularly construction loans.  The decrease in the average yield earned on loans for the nine month period was primarily due to an increase in nonaccrual loans and an increase in construction loans, which typically have lower rates at origination than those charged for permanent loans due to their shorter-term nature.  The average balance of loans increased primarily due to increased construction loan origination activity.  The average balance of investment securities decreased due to calls and maturities.

Interest Expense.   The increases in interest expense for both the three and nine month comparative periods were primarily due to an increase in the average balance of FHLB advances and an increase in the average rate paid on deposits.  The average balance of FHLB advances increased due to advances being used to fund loan growth.  The average rate paid on deposits increased due to the rising interest rate environment.

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

The increase in the provision for loan losses in both the three and nine month comparative periods was due primarily to an increase in charge-offs on overdrafts.

Noninterest Income.  Deposit fee income increased for both the three and nine month comparative periods as a result of the Bank’s continued promotion of Bounce ProtectionTM overdraft service as well as an increase in the number of checking accounts.  The number of checking accounts increased approximately 6.4% from September 30, 2004 to September 30, 2005.  The Bank plans to continue to aggressively promote checking accounts in 2005 through direct mail campaigns to expand its checking accounts and increase deposit fee income.

Gain on sale of loans increased for both the three and nine month comparative periods due to an increase in volume of loans sold in the third quarter.

The decrease in other noninterest income for the nine month comparative period was primarily due to a decrease in loan fees collected.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
Salaries	$2,187	$1,947	$240	$6,187	$5,710	$477
Payroll taxes	174	156	18	582	535	47
Insurance	161	138	23	461	430	31
ESOP expense (1)	502	426	76	1,478	1,230	248
MRP expense (2)	7	7	—	20	20	—
Defined benefit plan contribution	186	121	65	431	234	197
Other	39	35	4	113	107	6
Total	$3,256	$2,830	$426	$9,272	$8,266	$1,006

(1)                                  Employee Stock Ownership Plan

(2)                                  Management Recognition and Retention Plan

The increase in salaries for the three and nine months ended September 30, 2005, was due primarily to an increase in the number of employees and normal salary and merit increases.  Payroll taxes increased during both periods due to the increase in salaries.  The increase in employee stock ownership plan expense during both comparison periods was due to an increase in the Company’s average stock price in 2005 compared to the same periods in 2004.  Defined benefit plan expense increased in the nine month comparative period due to an unusual credit during the first quarter of 2004.

The loan to the ESOP matures on March 31, 2006 and will be repaid in full at such time. Absent further leveraged purchases by the ESOP, expenses related to the ESOP will decrease subsequent to March 31, 2006.

Net Occupancy Expense.  Net occupancy expense increased in both the three and nine month periods ended September 30 due to the opening of a new branch in July 2005.

Advertising and Public Relations.  Advertising and public relations increased for the three and nine months ended September 30, 2005, compared to the same periods in 2004, primarily due to a full nine months of costs in 2005 associated with the new checking account marketing program that began in April 2004, including direct mail, “thank you” gifts, marketing brochures, posters and billboards, and the start-up of the business account marketing program in the second quarter of 2005.

Other Expenses.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
Consultant and management fees	$31	$14	$17	$101	$216	$(115)
Postage and supplies	186	151	35	566	503	63
Other	990	952	38	2,911	2,826	85
Total	$1,207	$1,117	$90	$3,578	$3,545	$33

Other expenses increased in the three month comparative period primarily due to expenses associated with the start up of new branches.  For the nine month period ended September 30, 2005, these increases were offset by a decrease in consultant and management fees due to non-recurring fees paid to a consulting firm for assistance in implementation of the program to promote checking accounts in 2004.

Income Taxes.  The decrease in income tax expense for the three months ended September 30 was primarily due to a decrease in taxable income.  The increase in income tax expense for the nine month comparable period ended September 30 was primarily due to an increase in taxable income.  The effective tax rate remained relatively consistent for all reporting periods at approximately 32%.

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

At September 30, 2005, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At September 30, 2005, the Company had no interests in non-consolidated special purpose entities.

At September 30, 2005, commitments included:

•                  total approved commitments to originate loans amounting to $16.6 million, including $2.8 million of loans committed to sell;

•                  rate lock agreements with customers of $12.8 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $2.8 million;

•                  unadvanced portion of construction loans of $83.7 million;

•                  unused lines of credit of $27.5 million;

•                  outstanding standby letters of credit of approximately $900,000;

•                  total predetermined overdraft protection limits of $10.6 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $163.5 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $12.8 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at September 30, 2005.

Historically, a very small percentage of predetermined overdraft limits have been used.  At September 30, 2005, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.5% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  During 2005, the use of FHLB advances increased due to increased demand for the Bank’s loan products.  At September 30, 2005, available borrowing capacity with the FHLB was in excess of $113 million.

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

As of September 30, 2005, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At September 30, 2005, the Bank’s tangible, core and risk-based capital ratios amounted to 8.83%, 8.83% and 12.17%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2004.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s negative gap position has adversely impacted net income as interest expense during both the three and nine months ended September 30, 2005 increased at a greater pace than the comparable increase in interest income.  Correspondingly, the Bank’s net interest margin decreased from 3.83% and 3.76% for the three and nine months ended September 30, 2004 to 3.55% and 3.54% for the same periods in 2005.   Based on the current market interest rate environment and increased competition, management anticipates continued pressure on the Bank’s interest rate spread and interest margin for the fourth quarter of 2005.

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

Item 2.                                                             Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, to July 31, 2005	—	—	—	—
August 1, to August 31, 2005	20,000	$25.30	20,000	67,792
September 1, to September 30, 2005	—	—	—	—

The Company is in its 17th announced repurchase program, which was approved by the board of directors on November 30, 2004, and publicly announced on February 8, 2005. Total shares approved to be purchased in this program are 251,801, of which 184,009 have been purchased as of September 30, 2005. All treasury stock purchases are made under publicly announced repurchase programs.

Item 3.                                                             Defaults Upon Senior Securities

Not applicable.

Item 4.                                                             Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                                                             Other Information

None.

Item 6.                                                             Exhibits

Exhibit 31.1 — Certification of Chief Executive Officer,
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Exhibit 31.2 — Certification of Chief Financial Officer,
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Exhibit 32.1 — Certification of Chief Executive Officer,
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Exhibit 32.2 — Certification of Chief Financial Officer,
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: October 31, 2005	By:	/s/Larry J. Brandt
Larry J. Brandt
President/CEO

Date: October 31, 2005	By:	/s/Sherri R. Billings
Sherri R. Billings
EVP/CFO