Form 10-K
period 2005-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2006-03-15
CIK 1006424

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 0-28312

First Federal Bancshares of Arkansas, Inc.

(Exact name of registrant as specified in its charter)

Texas	71-0785261
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

1401 Highway 62-65 North

Harrison, Arkansas	72601
(Address)	(Zip Code)

Registrant’s telephone number, including area code: (870) 741-7641

Securities registered pursuant to Section 12(b) of the Act:
Not Applicable

Securities registered pursuant to Section 12(g) of the Act

Common Stock (par value $.01 per share)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐
No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes  ☐  No ☒

As of June 30, 2005, the aggregate value of the 4,442,356 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 610,852 shares held by directors and officers of the Registrant as a group, was approximately $99.7 million. This figure is based on the last sales price of $22.45 per share of the Registrant’s Common Stock on June 30, 2005.

Number of shares of Common Stock outstanding as of February 27, 2006:  5,072,610

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14 of this Form 10-K.

First Federal Bancshares of Arkansas, Inc.

Form 10-K

For the Year Ended December 31, 2005

PART I.
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III.
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV.
Item 15.	Exhibits and Financial Statement Schedules

PART I.

Item 1. Business

First Federal Bancshares of Arkansas, Inc. First Federal Bancshares of Arkansas, Inc. (the “Company”) is a Texas corporation organized in January 1996 by First Federal Bank of Arkansas, FA (“First Federal” or the “Bank”) for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company’s loan to the Employee Stock Ownership Plan (“ESOP”), and cash. The business and management of the Company consists of the business and management of the Bank. The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future. At December 31, 2005, the Company had $852.4 million in total assets, $611.7 million in total deposits and $77.8 million in stockholders’ equity.

The Company’s executive office is located at the home office of the Bank at 1401 Highway 62-65 North, Harrison, Arkansas 72601, and its telephone number is (870) 741-7641.

First Federal Bank of Arkansas, FA. The Bank is a federally chartered stock savings and loan association formed in 1934. First Federal conducts business from its main office and fifteen full service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. First Federal’s deposits are insured by the Savings Association Insurance Fund (“SAIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”), to the maximum extent permitted by law.

The Bank is a community-oriented financial institution offering a wide range of retail and business deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts. Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial non-real estate. Other financial services include investment products offered through First Federal Investment Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, bill payment, e-statements and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

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

This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Employees

The Bank had 283 full-time employees and 50 part-time employees at December 31, 2005, compared to 229 full-time employees and 38 part-time employees at December 31, 2004. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

The Bank experiences strong competition for loans principally from savings associations, community banks, commercial banks and mortgage companies. New community banks as well as well-established financial institutions are continuing  to establish branches in the Washington-Benton county area, providing for increased competition. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Lending Activities

General. At December 31, 2005, the Bank’s portfolio of net loans receivable amounted to $719.2 million or 84.4% of the Company’s total assets. The Bank has traditionally concentrated its lending activities on loans collateralized by real estate. Consistent with such approach, $679.3 million or 85.9% of the Bank’s total portfolio of loans receivable (“total loan portfolio”) consisted of loans collateralized by first mortgage loans at December 31, 2005.

In recent years, the Bank has placed an increased emphasis on commercial real estate lending, construction lending, and commercial lending in order to diversify its loan portfolio, take advantage of market opportunities for these types of loans, and transition to more of a full-service community bank. The table below summarizes the changes in the composition of the loan portfolio between December 31, 2001, which is the earliest year presented in the loan composition table on page 3, and December 31, 2005 (dollars in thousands):

	2005 vs 2001		Year Ended December 31,
	Increase (Decrease)		2005		2001
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans

Real estate loans:
1-4 family residential	$(61,184)	(33.74)%	$269,660	34.11%	$330,844	67.85%
Multi-family residential	8,514	0.73	12,900	1.63	4,386	0.90
Commercial real estate	106,086	9.37	157,678	19.95	51,592	10.58
Construction	214,220	25.15	239,062	30.24	24,842	5.09
Total real estate loans	267,636	1.51	679,300	85.93	411,664	84.42

Commercial loans	13,938	0.29	32,693	4.14	18,755	3.85

Consumer loans	21,357	(1.80)	78,577	9.93	57,220	11.73

Total (1)	$302,931	0.00%	$790,570	100.00%	$487,639	100.00%

(1) Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

Commercial real estate, construction and commercial lending are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effect of general economic conditions on the successful operation of the related business and/or income-producing properties. The Bank has attempted to reduce such risk by evaluating the credit history and past performance of the borrower, the quality of the borrower’s management, the debt service ratio, the quality and characteristics of the income stream generated by the business or the property and appraisals supporting the property’s valuation as applicable. See “Asset Quality.”

Loan Composition. The following table sets forth certain data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
					(Dollars in Thousands)

Real estate loans:
1-4 family residential	$269,660	34.11%	$282,144	40.35%	$259,121	47.09%	$289,106	57.03%	$330,844	67.85%
Multi-family residential	12,900	1.63	9,454	1.35	7,673	1.39	5,821	1.15	4,386	0.90
Commercial real estate	157,678	19.95	145,909	20.87	97,310	17.69	75,234	14.84	51,592	10.58
Construction	239,062	30.24	159,111	22.76	89,332	16.24	49,144	9.69	24,842	5.09
Total first mortgage loans	679,300	85.93	596,618	85.33	453,436	82.41	419,305	82.71	411,664	84.42

Commercial loans	32,693	4.14	27,545	3.94	21,491	3.91	19,601	3.87	18,755	3.85

Consumer loans:
Home equity and second mortgage loans	49,680	6.28	45,256	6.47	42,421	7.71	35,856	7.07	28,798	5.91
Automobile	15,748	1.99	19,101	2.73	22,087	4.01	22,570	4.45	20,506	4.20
Other	13,149	1.66	10,685	1.53	10,780	1.96	9,621	1.90	7,916	1.62
Total consumer loans	78,577	9.93	75,042	10.73	75,288	13.68	68,047	13.42	57,220	11.73

Total loans receivable	790,570	100.00%	699,205	100.00%	550,215	100.00%	506,953	100.00%	487,639	100.00%

Less:
Undisbursed loan funds	(69,086)		(62,661)		(35,181)		(20,618)		(10,144)
Unearned discounts and net deferred loan fees	(156)		(481)		(657)		(1,338)		(2,078)
Allowance for loan losses	(2,114)		(1,846)		(1,621)		(1,529)		(923)
Total loans receivable, net	$719,214		$634,217		$512,756		$483,468		$474,494

Loan Maturity and Interest Rates. The following table sets forth certain information at December 31, 2005, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Year Through Five Years	After Five Years	Total
		(In Thousands)

Real estate loans:
1-4 family residential	$2,983	$18,354	$248,323	$269,660
Multi-family residential	316	6,259	6,325	12,900
Commercial real estate	46,005	87,965	23,708	157,678
Construction	230,773	8,289	—	239,062
Commercial loans	21,724	9,829	1,140	32,693
Consumer loans	34,742	38,738	5,097	78,577
Total(1)	$336,543	$169,434	$284,593	$790,570

(1)     Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

The following table sets forth the dollar amount of the Bank’s loans at December 31, 2005, due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
		(In Thousands)

Real estate loans:
1-4 family residential	$60,614	$206,063	$266,677
Multi-family residential	11,840	744	12,584
Commercial real estate	105,996	5,677	111,673
Construction	8,289	—	8,289
Commercial loans	8,926	2,043	10,969
Consumer loans	35,916	7,919	43,835
Total	$231,581	$222,446	$454,027

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

Applications are initially received by loan officers or from the Bank’s secure website. Applications received over the Bank’s website are forwarded to loan officers. All loans exceeding individual officer’s approval authority are subject to review by members of the appropriate loan committee. The bank has three loan committees (Senior Loan Committee, Executive Loan Committee, and Director Loan Committee) which review and make a decision based upon type, size, and classification.

During 2005, the Bank purchased a $397,000 participation in a commercial real estate loan. During 2004, the Bank purchased participations in five commercial construction loans with a total commitment amount of $13.8 million as well as a $1.2 million participation in a commercial real estate loan. During 2003, the Bank purchased two commercial loan participations totaling $3.1 million. All participations purchased were current as of December 31, 2005.

To minimize interest rate risk, fixed rate loans with terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market. The rights to service such loans are typically sold with the loans. This allows the Bank to provide its customers competitive long-term fixed rate mortgage products, which are very popular financing products for home buyers in today’s market, while not exposing the Bank to undue interest rate risk. These loans are originated subject to Fannie Mae and/or Freddie Mac underwriting guidelines and are typically underwritten and validated by a third party prior to loan closing. The Secondary Market Department of the Bank typically locks and confirms the purchase price of the loan on the day of the loan application, which protects the Bank from market price movements and ensures that the Bank will receive a fair and reasonable price on the sale of the respective loan. Due to the loans being underwritten by a third party, the repurchase risk associated with these loans is substantially assumed by the underwriter. The Bank believes it has minimal risk of repurchase of these loans based upon the contracts with the specific investors. This risk typically involves potential early prepayments of the mortgage or an early default of a loan. In 2005, 2004, and 2003, the Bank was not required to repurchase any loans. In 2005, 2004, and 2003, the Bank’s secondary market loan sales amounted to $55.4 million, $45.8 million, and  $123.5 million, respectively. The significant amount of loan sales in 2003 was primarily due to refinancing activity during a period of historically low interest rates. The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans on the secondary market, the Bank periodically sells larger commercial loans or participations in such loans in order to comply with the Bank’s loans to one borrower limit. In such situations the loans are typically sold with servicing retained. During the years ended December 31, 2005, 2004, and 2003, such loans sold amounted to approximately $1.8 million, $21.5 million, and $6.6 million, respectively. At December 31, 2005, 2004, and 2003, the balances of loans sold with servicing retained were approximately $19.6 million, $18.9 million, and $8.4 million, respectively. Loan servicing fee income for the years ended December 31, 2005, 2004, and 2003, was approximately $100,000, $159,000, and $36,000, respectively.

The following table shows the Bank’s originations, sales, purchases, and repayments of loans during the periods indicated.

	Year Ended December 31,
	2005	2004	2003
		(In Thousands)

Loans receivable at beginning of period	$699,205	$550,215	$506,953
Loan originations:
Real estate:
1-4 family residential	121,270	135,584	199,984
Multi-family residential	6,341	11,303	6,103
Commercial real estate	69,115	94,508	44,958
Construction	195,784	158,929	94,105
Commercial loans	29,862	28,008	24,646
Consumer:
Home equity and second mortgage loans	41,661	36,135	27,507
Automobile	9,537	12,467	15,245
Other	11,710	9,851	15,029
Total loan originations	485,280	486,785	427,577
Loan purchases	397	15,000	3,140
Repayments	(336,427)	(284,830)	(254,015)
Loan sales	(57,150)	(67,301)	(130,169)
Transfers to real estate owned	(1,002)	(894)	(1,771)
Other	267	230	(1,500)
Net loan activity	91,365	148,990	43,262
Loans receivable at end of period(1)	$790,570	$699,205	$550,215

(1)          Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

Loans to One Borrower. A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2005, the Bank’s limit on loans to one borrower was approximately $11.5 million. At December 31, 2005, the Bank’s largest loan or group of loans to one borrower, including persons or entities related to the borrower, amounted to $11.2 million. The Bank’s ten largest loans or groups of loans to one borrower, including persons or entities related to the borrower, including unfunded commitments, totaled $87.3 million at December 31, 2005. None of these loans were 90 days or more past due at December 31, 2005.

One- to Four-Family Residential Real Estate Loans. The Bank has historically concentrated its lending activities on the origination of loans collateralized by first mortgage liens on existing one- to four-family residences. At December 31, 2005, $269.7 million or 34.1% of the Bank’s total loan portfolio consisted of one- to four-family residential real estate loans. Of the $269.7 million of such loans at December 31, 2005, $206.4 million or 76.5% had adjustable rates of interest (including $52.5 million of seven-year adjustable rate loans) and $63.3 million or 23.5% had fixed rates of interest.

The Bank currently originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. The Bank’s fixed rate loans to be held in portfolio are typically originated with maximum terms of fifteen years and are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank does offer fixed rate loans with terms exceeding fifteen years and such loans are typically sold in the secondary market. The Bank’s one- to four-family loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies such as Fannie Mae or Freddie Mac. However, as stated above, such loans with terms of less than fifteen years are generally originated for portfolio while substantially all of such loans with terms of fifteen years or longer are sold in the secondary market. The Bank’s fixed rate loans typically include “due on sale” clauses.

The Bank’s adjustable rate mortgage loans that are held in the portfolio typically provide for an interest rate which adjusts every one, three, five or seven years in accordance with a designated index plus a margin. Such loans are typically based on a 15-, 20-, 25- or 30-year amortization schedule. The Bank generally does not offer below market rates, and the amount of any increase or decrease in the interest rate per one- or three-year period is generally limited to 2%, with a limit of 6% over the life of the loan. The Bank’s five-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 3%, with a limit of 6% over the life of the loan. The Bank’s seven-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 5%, with a limit of 5% over the life of the loan. The Bank’s adjustable rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties and do not provide for negative amortization. The Bank’s adjustable rate mortgage loans typically include “due on sale” clauses. The Bank generally underwrites its one- and three-year adjustable rate loans on the basis of the borrowers’ ability to pay at the rate after the first interest rate adjustment. Adjustable rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

The Bank’s residential mortgage loans generally do not exceed 80% of the appraised value of the secured property. However, pursuant to the underwriting guidelines adopted by the board of directors, the Bank may lend up to 97% of the appraised value of the property securing a one- to four-family residential loan with private mortgage insurance to protect the portion of the loan that exceeds 80% of the appraised value. The Bank may, on occasion, extend a loan up to 90% of the appraised value of the secured property without private mortgage insurance coverage. However, these exceptions are minimal and are only approved on loans with exceptional credit scores, sizeable asset reserves, or other compensating factors. At December 31, 2005, the Bank had $2.6 million of nonaccrual one- to four-family residential loans. See “Asset Quality.”

Multi-Family Residential Real Estate Loans. The Bank offers mortgage loans for the acquisition and refinancing of multi-family residential properties. At December 31, 2005, $12.9 million or 1.6% of the Bank’s total loan portfolio consisted of loans collateralized by existing multi-family residential real estate properties.

The Bank currently originates both fixed rate and adjustable rate multi-family loans. Fixed rate loans are generally originated with amortization periods not to exceed 30 years, and typically have balloon periods of three, five or seven years. Adjustable rate loans are typically amortized over terms up to 30 years, with interest rate adjustments every five to seven years. Loan-to-value ratios on the Bank’s multi-family real estate loans are currently limited to 80%. It is also the Bank’s general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential real estate loans from the principals of the borrower.

Multi-family real estate lending entails significant additional risks as compared with one- to four-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as regional and economic conditions generally. At December 31, 2005, the Bank did not have any nonaccrual multi-family real estate loans. See “Asset Quality.”

Commercial Real Estate Loans. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 2005, $157.7 million or 20.0% of the Bank’s total loan portfolio consisted of loans collateralized by existing commercial real estate properties and developed as well as undeveloped land. In recent years, the Bank has placed an increased emphasis on commercial real estate lending in order to transition to a more full-service community bank as well as to take advantage of the high demand for this type of property in some of the markets we serve.

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

Commercial real estate loans include loans for the acquisition and development of land. This segment of the portfolio totaled $38.4 million, $30.9 million, $7.0 million, $5.5 million, and $2.7 million as of December 31, 2005, 2004, 2003, 2002, and 2001, respectively. The Bank has experienced a significant increase in this type of lending during 2005 and 2004, primarily due to opportunities resulting from the growth and development of the Benton and Washington county areas discussed below. These loans are often made to borrowers with whom the Bank has had previous favorable experience and whose personal financial position is strong. These loans include land purchased for development into single-family subdivision lots, condominium lots, and commercial lots. Generally, these loans are collateralized by properties in the Bank’s market areas.

The Bank’s policy requires real estate appraisals of all properties securing commercial real estate loans by licensed real estate appraisers pursuant to state licensing requirements. The Bank considers the quality and location of the real estate, the creditworthiness of the borrower, the cash flow of the project, and the quality of management involved with the property. The Bank’s commercial real estate loans are generally originated with amortization periods not to exceed 25 years and typically have three-, five-, or seven-year balloon terms. The Bank has originated some loans with variable rate terms based upon Wall Street Journal Prime. To a lesser degree, the Bank has in the past offered a limited number of fixed rate commercial real estate loans with terms not to exceed fifteen years subject to then-current interest rate scenarios. As part of the criteria for underwriting multi-family and commercial real estate loans, the Bank generally estimates a cash flow analysis that includes a vacancy rate projection, expenses for taxes, insurance, maintenance and repair reserves as well as debt coverage ratios. This information is also estimated and included in commercial real estate appraisals.

Commercial real estate lending entails additional risks as compared to the Bank’s one- to four-family residential property loans. Commercial real estate loans generally involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate, as well as regional and economic conditions generally. The Bank believes it has mitigated some of these additional risks by focusing its commercial real estate lending activities in the economically strong Washington/Benton County, Arkansas market. This region is the home of the world’s largest retailer, Wal-Mart; as well as the nation’s largest meat company, Tyson Foods; the trucking firm J. B. Hunt; and the University of Arkansas.

Reports have ranked the region as one of the top performing economic areas in the country in the last few years. Population growth, job growth and low unemployment rates in this region add additional support to the Bank’s growth in the area of commercial real estate loans. At December 31, 2005, the Bank had one impaired commercial real estate loan relationship of $3.8 million, for which no allowance for loan losses had been recorded. At December 31, 2005, none of the loans in this relationship were over 90 days past due. At December 31, 2005, the Bank also had $707,000 of nonaccrual commercial real estate loans. See “Asset Quality.”

Construction Loans. The Bank originates one- to four-family residential, multi-family, and commercial real estate construction loans. However, the Bank’s primary emphasis has been residential construction lending. The Bank’s construction lending activities are typically limited to the Bank’s primary market areas. At December 31, 2005, construction loans amounted to $239.1 million or 30.2% of the Bank’s total loan portfolio, of which, $51.6 million consisted of one-to four-family residential construction loans, $104.0 million consisted of speculative one-to four-family residential construction loans, $40.3 million consisted of land development construction loans, $22.3 million consisted of commercial real estate construction loans, and $20.9 million consisted of multi-family residential construction loans. As discussed above in the commercial real estate section, our market areas of Benton and Washington counties have experienced tremendous prosperity and growth and provided the Bank with increased lending opportunities, which can be demonstrated by the significant growth in construction lending. However, as stated previously, our primary focus in construction lending has been and remains residential construction lending. The Bank has been successful in marketing its lending products to the residential construction market, including involvement in homebuilders’ associations and maintaining established relationships with builders.

The Bank’s construction loans generally have fixed interest rates or variable rates that float with Wall Street Journal Prime and are typically issued for terms of six to eighteen months. However, the Bank is permitted to originate construction loans with terms up to two years under its loan policy. This practice is generally limited to larger projects that cannot be completed in the typical six- to eighteen-month period. Construction loans are typically made with a maximum loan-to-value ratio of 80% on an as-completed basis.

The majority of the Bank’s construction loans are made to individual homeowners and local builders and developers for the purpose of constructing one- to four-family residences. To a lesser but growing extent, construction loans are also originated for multi-family and commercial properties. The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any non-speculative construction loan. Interest on construction/permanent loans is due upon completion of the construction phase of the loan. At such time, the loan will convert to a permanent loan at the interest rate established at the initial closing of the construction/permanent loan.

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

Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential loans. This is due, in part, to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders. In addition, construction loans to a builder for construction of homes that are not pre-sold possess a greater potential risk to the Bank than construction loans to individuals on their personal residences or on houses that are pre-sold prior to the inception of the loan. The Bank analyzes each borrower involved in speculative building and limits the principal amount and number of unsold speculative homes at any one time with such borrower. At December 31, 2005, the Bank had nonaccrual construction loans totaling $1.2 million. See “Asset Quality.”

Commercial Loans. The Bank also offers commercial loans which primarily consist of equipment and inventory loans which are typically cross-collateralized by commercial real estate. At December 31, 2005, such loans amounted to $32.7 million or 4.1% of the total loan portfolio. At December 31, 2005, the Bank had nonaccrual commercial loans totaling $236,000. See “Asset Quality.”

The Bank’s commercial loans are typically originated with fixed interest rates and call provisions between one and five years. These loans are typically based on a maximum fifteen-year amortization schedule. The Bank also originates interest-only commercial loans and variable rate commercial loans.

Consumer Loans. The Bank offers consumer loans in order to provide a full range of financial services to its customers while increasing the yield on its overall loan portfolio and decreasing its interest rate risk due to the relatively shorter-term nature of consumer loans. The consumer loans offered by the Bank primarily include home equity and second mortgage loans, automobile loans, deposit account secured loans, and unsecured loans. Consumer loans amounted to $78.6 million or 9.9% of the total loan portfolio at December 31, 2005, of which $49.7 million, $15.7 million and $13.2 million consisted of home equity and second mortgage loans, automobile loans, and other consumer loans, respectively. The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community-oriented financial institution.

The Bank’s home equity and second mortgage loans are fixed rate loans with fully amortized terms of up to fifteen years, or variable rate interest-only loans with terms up to three years. The variable rate loans are typically tied to Wall Street Journal Prime, plus a margin commensurate with the risk as determined by the borrower’s credit score. Longer-term amortizing loans typically have a balloon feature in five, seven, or ten years. Although the Bank does not require that it hold the first mortgage on the secured property, the Bank does hold the first mortgage on a significant number of its home equity loans. The Bank generally limits the total loan-to-value on these mortgages to 90% of the value of the secured property.

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

Consumer loans entail greater risk than do residential first mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2005, the Bank had $556,000 of nonaccrual consumer loans. See “Asset Quality.”

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

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Bank generally does not accrue interest on loans past due 90 days or more. Loans may be reinstated to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. The Bank may continue to accrue interest on certain loans that are 90 days past due or more if such loans are in the process of collection and collection is reasonably assured.

Real estate properties acquired through foreclosure are initially recorded at fair value less estimated selling costs. Valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2005, in dollar amounts and as a percentage of the Bank’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	One- to four-family Residential		Construction		Commercial Real Estate		Commercial		Consumer
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
				(Dollars in Thousands)

Loans delinquent:

30-59 days	$3,449	0.44%	$2,962	0.37%	$57	0.01%	$317	0.04%	$703	0.09%

60-89 days	2,255	0.29	774	0.10	127	0.02	327	0.04	484	0.06

90 days and over	3,283	0.42	1,177	0.15	1,521	0.19	368	0.05	522	0.07

Total	$8,987		$4,913		$1,705		$1,012		$1,709

Interest income that would have been recorded under the original terms of the Bank’s nonaccruing loans for the year ended December 31, 2005, amounted to $169,000, and the interest recognized during this period amounted to $35,000.

The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	December 31,
	2005	2004	2003	2002	2001
		(Dollars in Thousands)

Nonaccrual loans:
One- to four-family residential	$2,630	$2,619	$1,537	$2,184	$2,024
Multi-family residential	—	—	—	—	—
Construction loans	1,177	634	—	—	350
Commercial real estate	707	—	99	124	269
Commercial loans	236	186	131	245	54
Consumer loans	556	723	564	175	409
Total nonaccrual loans	5,306	4,162	2,331	2,728	3,106

Accruing loans 90 days or more past due	1,600	—	—	—	—
Restructured loans	6,264	3,790	1,352	4,219	—
Real estate owned	892	563	822	320	455

Total nonperforming assets	$14,062	$8,515	$4,505	$7,267	$3,561

Total nonaccrual, accruing loans 90 days or more past due and restructured loans as a percentage of total loans receivable	1.67%	1.14%	0.67%	1.37%	0.64%

Total nonperforming assets as a percentage of total assets	1.65%	1.13%	0.65%	1.07%	0.53%

The increase in nonaccrual commercial real estate loans between December 31, 2004 and December 31, 2005 was primarily due to a single commercial real estate loan of approximately $700,000. This loan is included in a lending relationship of five nonaccrual loans totaling $1.5 million, consisting of $700,000 of one- to four- family residential first mortgage loans secured by two residential properties and $138,000 of commercial loans secured by junior liens on an office building and residential property. The Bank has initiated foreclosure proceedings on all properties. At December 31, 2005, each of the loans in this relationship was reviewed and the value of underlying collateral was estimated, primarily based on appraisals. The Bank estimates, based on current information, that it will incur no loss.

The increase in accruing loans 90 days or more past due and restructured loans was due to a relationship including 24 loans totaling $4.0 million, all classified as substandard. These loans consisted of $786,000 of one- to four-family residential loans, $890,000 of commercial real estate loans, $2.3 million of commercial loans, and $40,000 of consumer loans. The Bank has received correspondence from the borrower’s attorney that the borrower intends to refinance $1.8 million with other institutions and pay interest current for the remaining $2.2 million of loans held at the Bank. The Bank received the interest payments on the $2.2 million as promised and extended the loans. These loans have been classified  as troubled debt restructurings and are included in the restructured loans total above. Based on the payment history of the borrower, the underlying value of the collateral, and correspondence with the borrower, the interest on all of this borrower’s loans remains on accrual status and no loss is currently estimated on this relationship.

At December 31, 2005 and December 31, 2004, restructured loans also include a group of commercial loans and commercial real estate loans to a single borrower totaling $3.8 million. Although the loans were not past due more than 90 days at either date, the borrower has used overdraft privileges with the Bank to maintain payments on the loans. At December 31, 2004, the borrower was overdrawn $151,000. During the third quarter of 2005, the Bank suspended the borrower’s unsecured overdraft privileges and transferred the outstanding balance of the overdraft to a line of credit secured by real estate. The line of credit has a maximum amount of $250,000. At December 31, 2005, the outstanding balance of the line of credit was $240,000. The Bank estimates that it will incur no loss on this relationship based on the value of the underlying collateral.

Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At December 31, 2005, the Bank had $14.1 million of classified assets, $13.9 million of which were classified as substandard and $200,000 of which were classified as loss. In addition, at such date, the Bank had $2.3 million of assets designated as special mention. Special mention assets have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.

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

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan portfolio. In the event the national or local economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold in the event that the Bank has to foreclose or repossess the collateral.

Although we consider the allowance for loan losses of approximately $2.1 million adequate to cover losses inherent in our loan portfolio at December 31, 2005, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(Dollars in Thousands)

Total loans outstanding at end of period	$790,570	$699,205	$550,215	$506,953	$487,639
Average loans outstanding	$687,373	$573,520	$492,492	$481,330	$488,942
Allowance at beginning of period	$1,846	$1,621	$1,529	$923	$691
Charge-offs:
One- to four-family residential	(151)	(152)	(73)	(54)	(75)
Commercial real estate	—	(71)	—	(56)	—
Commercial loans	(41)	(184)	(109)	(415)	(41)
Consumer loans (1)	(764)	(491)	(496)	(461)	(121)
Total charge-offs	(956)	(898)	(678)	(986)	(237)
Recoveries:
One- to four-family residential	—	2	1	6	—
Commercial real estate	—	—	—	2	—
Commercial loans	1	2	—	—	—
Consumer loans (1)	122	99	79	84	17
Total recoveries	123	103	80	92	17
Net charge-offs	(833)	(795)	(598)	(894)	(220)
Total provisions for losses	1,101	1,020	690	1,500	452
Allowance at end of period	$2,114	$1,846	$1,621	$1,529	$923

Allowance for loan losses as a percentage of total loans outstanding at end of period	0.27%	0.26%	0.29%	0.30%	0.19%
Net loans charged-off as a percentage of average loans outstanding	0.12%	0.14%	0.12%	0.19%	0.05%

(1) Consumer loan charge-offs include overdraft charge-offs of  $522,000, $323,000, $182,000 and $214,000 for the years ended December 31, 2005, 2004, 2003, and 2002, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $114,000, $85,000, $50,000, and $53,000 for the years ended December 21, 2005, 2004, 2003, and 2002, respectively. Overdraft charge-offs and recoveries for the year ended December 31, 2001 were not significant.

The following table presents the allocation of the Bank’s allowance for loan losses by the type of loan at each of the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category
					(Dollars in Thousands)

1-4 family residential	$204	34.11%	$318	40.35%	$239	47.09%	$128	57.03%	$66	67.85%
Multi-family residential	42	1.63	39	1.35	31	1.39	1	1.15	1	0.90
Commercial real estate (1)	529	19.95	420	20.87	256	17.69	719	14.84	240	10.58
Construction loans (2)	295	30.24	—	22.76	—	16.24	—	9.69	25	5.09
Commercial loans	371	4.14	509	3.94	404	3.91	209	3.87	133	3.85
Consumer loans	573	9.93	508	10.73	628	13.68	463	13.42	327	11.73
Unallocated	100	—	52	—	63	—	9	—	131	—
Total	$2,114	100.00%	$1,846	100.00%	$1,621	100.00%	$1,529	100.00%	$923	100.00%

(1)  The allowance allocated to commercial real estate loans decreased between 2003 and 2002 primarily due to two factors. At December 31, 2002, there was a valuation allowance on an impaired loan that was not recorded in 2003 and the loss experience factor was revised downward in 2003 due to a more established history of low levels of charge-offs. The allowance increased in this category between 2003 and 2004 due  primarily to loan growth.

(2)  The allowance allocated to construction loans was increased due to an increase in speculative 1-4 family residential construction loans. In previous years the allowance on this segment of the portfolio was included with other 1-4 family residential loans.

Investment Activities

Investment Securities. The investment policy of the Bank, as established by the board of directors, is designed primarily to provide and maintain liquidity, to provide collateral for pledging requirements, to complement the Bank’s interest rate risk strategy and to generate a favorable return on investments. The Bank’s investment policy is currently implemented by the Bank’s Chief Executive Officer within the parameters set by the investment committee and the board of directors. The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, municipal securities, investment grade corporate debt securities and other specified investments.

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income. At December 31, 2005, all of the Bank’s investment securities were classified as held to maturity. At December 31, 2005, approximately $48.4 million of the Bank’s investment securities were pledged as collateral for certain deposits in excess of $100,000. In addition, certain U.S. Government and agency securities were pledged as collateral for FHLB advances under the FHLB’s blanket lien. At December 31, 2005, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company’s stockholders’ equity.

The following table sets forth the amount of investment securities held to maturity which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2005. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	Less Than One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(In Thousands)

Municipal securities	$—	—%	$425	3.50%	$4,825	4.48%	$11,411	4.51%	$16,661	4.47%
U.S. Government and agency obligations	—	—	200	3.63	14,878	4.59	24,956	5.02	40,034	4.86
Total	$—	—%	$625	3.54%	$19,703	4.57%	$36,367	4.86%	$56,695	4.74%

As of December 31, 2005, there were approximately $55.5 million of investment securities at an average interest rate of 4.75% with issuer call options, of which approximately $41.0 million at an average interest rate of 4.89% are callable within one year. In a rising interest rate environment, the Company believes that the issuers would not call these investment securities.

The following table sets forth the carrying value of the Company’s investment securities classified as held to maturity. The Company held no investment securities as available for sale at the dates indicated.

	December 31,
	2005	2004	2003
	(In Thousands)

Investment securities held to maturity:
Certificates of deposit	$—	$3,000	$9,000
Municipal securities	16,661	15,839	14,303
U.S. Government and agency obligations	40,034	37,821	57,076
Total	$56,695	$56,660	$80,379

As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock. At December 31, 2005, the Bank’s investment in FHLB stock amounted to $8.4 million. No ready market exists for such stock and it has no quoted market value.

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and interest payments, maturities and calls of investment securities and advances from the FHLB of Dallas. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings are used when funds from deposit sources are insufficient to meet funding needs. They may also be used on a longer-term basis for general business purposes. FHLB advances are the primary source of borrowings.

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

The Bank considers its primary market area to be Northcentral and Northwest Arkansas. The Bank utilizes traditional marketing methods to attract new customers and savings deposits. In the second quarter of 2004, the Bank began a direct mail campaign to solicit checking accounts.  This program was instrumental in attaining 14.2% growth in checking account balances in 2005.  The Bank will continue to focus much of its marketing resources on cross-selling checking accounts and developing new checking account relationships with the Bank. The Bank does not advertise for deposits outside of its primary market area and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas at December 31, 2005. Services of deposit brokers have been used on a limited basis with less than 2% of certificates of deposit at December 31, 2005, obtained through a broker.

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

	December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)

Certificate accounts:
Less than 3.00%	$62,689	10.2%	$168,779	29.0%	$180,301	31.4%
3.00% - 3.99%	164,600	26.9	68,140	11.7	38,057	6.6
4.00% - 5.99%	156,224	25.5	81,725	14.0	99,801	17.4
6.00% - 7.99%	7,757	1.3	15,911	2.7	21,271	3.7
8.00% and over	458	0.1	423	0.1	391	0.1
Total certificate accounts	391,728	64.0	334,978	57.5	339,821	59.2

Transaction accounts:
Savings	30,521	5.0	31,611	5.4	29,269	5.1
Money market accounts	64,021	10.5	106,063	18.2	108,400	18.9
NOW accounts/DDA	125,397	20.5	109,772	18.9	96,090	16.8
Total transaction accounts	219,939	36.0	247,446	42.5	233,759	40.8
Total deposits	$611,667	100.0%	$582,424	100.0%	$573,580	100.0%

During 2005, due in large part to the recent increases in short-term market interest rates, the Bank experienced a shift in deposits from money market accounts and savings accounts to higher rate certificates of deposit. The increase in rates is also reflected in the shift between lower rate certificates of deposit to higher rate certificates of deposit.

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2005		2004		2003
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
			(Dollars in Thousands)

Savings accounts	$31,276	0.50%	$31,096	0.41%	$28,664	0.66%
Money market accounts	82,492	1.76	113,842	1.46	99,426	1.71
NOW accounts	82,522	0.50	75,416	0.37	69,168	0.73
Demand deposit accounts	35,387	—	29,263	—	23,969	—
Certificates of deposit	359,076	3.54	331,662	3.20	350,180	3.49
Total deposits	$590,753	2.47%	$581,279	2.18%	$571,407	2.56%

The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2005 and 2004, and the amounts at December 31, 2005, which mature during the periods indicated.

	December 31,		Balance at December 31, 2005 Maturing in the 12 Months Ending December 31,
	2005	2004	2006	2007	2008	Thereafter
			(In Thousands)

Certificate accounts:
Less than 3.00%	$62,689	$168,779	$58,217	$3,969	$490	$13
3.00% - 3.99%	164,600	68,140	92,508	37,688	31,312	3,092
4.00% - 5.99%	156,224	81,725	58,601	59,678	4,860	33,085
6.00% - 7.99%	7,757	15,911	3,944	22	922	2,869
8.00% and over	458	423	458	—	—	—
Total certificate accounts	$391,728	$334,978	$213,728	$101,357	$37,584	$39,059

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2005 by time remaining to maturity.

Amount
(In Thousands)
Period Ending:
March 31, 2006	$16,175
June 30, 2006	24,869
September 30, 2006	9,929
December 31, 2006	16,836
After December 31, 2006	50,124
Total certificates of deposit with balances of $100,000 or more	$117,933

Borrowed funds. The Bank utilizes FHLB advances in its normal operating and investing activities. The Bank pledges as collateral for FHLB advances its FHLB stock and FHLB demand deposit account and has entered into a blanket collateral agreement with the FHLB. Eligible collateral under the blanket lien includes First Mortgage Collateral (as defined by FHLB), multi-family residential mortgages meeting the requirements for eligibility as First Mortgage Collateral, U.S. Government and Agency Securities (as defined by FHLB), privately issued mortgage-backed securities that qualify as eligible collateral under applicable regulations, FHLB Term Deposit Accounts, and other non-securitized real estate related collateral.

Advances at December 31, 2005, have maturity dates and weighted average rates as follows:

Year Ending December 31,	Weighted Average Rate	Amount
		(Dollars in Thousands)
2006	4.03%	$60,766
2007	4.07	51,585
2008	4.09	22,349
2009	4.09	11,051
2010	4.33	4,738
Thereafter	4.32	7,751
Total	4.08%	$158,240

The following table sets forth information with respect to the Company’s FHLB advances at and during the periods indicated.

	At or For the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Maximum balance	$171,203	$89,756	$49,458

Average balance	135,636	53,299	43,321

Year end balance	158,240	89,756	39,562

Weighted average interest rate:

At end of year	4.08%	3.23%	3.26%

During the year	3.68%	3.09%	3.18%

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. The Bank’s only subsidiary, First Harrison Service Corporation (the “Service Corporation”), was formed in 1971. At December 31, 2005, the Service Corporation was inactive.

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

Holding Company Activities. There are generally no restrictions on the activities of a savings and loan holding company, such as the Company, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (“QTL”) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2005, the Bank was in compliance with the above restrictions.

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

The legislation contains a number of provisions to deter wrongdoing. CEOs and CFOs have to certify that company financial statements fairly present the company’s financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund “blackout periods;” directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

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

The Bank

General. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The last regulatory examination of the Bank by the OTS was completed in March 2005. The Bank was not required to make any material changes to its operations as a result of such examination. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.

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

Currently, FDIC deposit insurance rates generally range from zero basis points to 27 basis points, depending on the assessment risk classification assigned to the depository institution. The FDIC also assesses depository institutions the Financing Corporation (“FICO”) debt service assessment which became applicable to all insured institutions as of January 1, 1997, in accordance with the Deposit Insurance Funds Act of 1996. SAIF and Bank Insurance Fund (“BIF”) members both paid quarterly FICO debt service assessments ranging from 1.34 basis points to 1.44 basis points in 2005. The current assessment rate is 1.34 basis points and is adjusted quarterly.

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

Deposit Insurance Reform. On February 8, 2006, President Bush signed into law legislation that merges the BIF and the SAIF, eliminates any disparities in bank and thrift risk-based premium assessments, reduces the administrative burden of maintaining and operating two separate funds and establishes certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gives the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums.

Major provisions in the legislation include:  maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000; allowing insurance coverage for basic deposit and retirement accounts to be increased for inflation every five years in $10,000 increments beginning in 2011; providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions; providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits; requiring the payment of dividends of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%); and requiring that the merger of the SAIF and BIF occur no later than July 1, 2006. Other provisions will become effective within 90 days of the publication date of the final FDIC regulations implementing the legislation.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” capital equal to at least 4.0% of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets. For purposes of the regulation, core capital generally consists of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and “qualifying supervisory goodwill.”  Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution’s intangible assets, with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not materially affect the Bank’s regulatory capital. At December 31, 2005, the Bank exceeded its tangible, core and risk-based capital requirements.

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

Currently, the QTL test requires either (i) that a savings association qualifies as a domestic building and loan association as defined in Section 7701 (a)(19) of the Internal Revenue Code of 1986, as amended, (“Code”) or (ii) that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; educational loans; small business loans; loans made through credit cards or credit card accounts; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; investments in a service corporation that derives at least 80% of its gross revenues from activities related to domestic or manufactured residential housing; 200% of the amount of loans and investments in “starter homes”; 200% of the amount of certain loans in “credit-needy” areas; loans for the purchase, construction, development, or improvements of “community service facilities” not in credit-needy areas; loans for personal, family, or household purchases (other than those in the includable without limit category); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution’s total assets. At December 31, 2005, the qualified thrift investments of the Bank were approximately 76.8% of its portfolio assets.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2005, the Bank had $158.2 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the sum of 0.09% of total assets as of the previous December 31 and 4.10% of outstanding advances. At December 31, 2005, the Bank had $8.4 million in FHLB stock, which was in compliance with this requirement. No ready market exists for such stock and it has no quoted market value.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 2005, no reserves were required to be maintained on the first $7.8 million of transaction accounts, reserves of 3% were required to be maintained against the next $40.5 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders.  The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  Distribution of a cash dividend by a thrift institution to a shareholder is treated as made:  first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper.  To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves.  As of December 31, 2005, the Bank’s pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

Net Operating Loss Carryovers.  A financial institution may, for federal income tax purposes, carry back net operating losses (“NOLs”) to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after 1997.  The Job Creation and Worker Assistance Act of 2002 temporarily increased the general NOL carryback period from two years to five years for NOLs arising in taxable years ending in 2001 and 2002.  At December 31, 2005, the Bank had no NOL carryforwards for federal income tax purposes.

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

The Bank’s federal income tax returns for the tax years ended December 31, 2002 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

The Bank is subject to the Arkansas corporation income tax, which is a progressive rate up to a maximum of 6.5% of all taxable earnings.

The Company is incorporated under Texas law and, accordingly, is subject to Texas franchise tax in an amount equal to 4.5% of net income allocated to Texas pursuant to apportionments of gross receipts based upon where the Company conducts business.

Item 1A.  Risk Factors

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Our results of operations are significantly dependent on economic conditions and related uncertainties.

Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies.  Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations.  Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor.  Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations.  We are particularly sensitive to changes in economic conditions and related uncertainties in Northcentral and Northwest Arkansas because we derive substantially all of our loans, deposits and other business from this area.  Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest earning assets and the weighted average rate paid on our interest bearing liabilities, or interest rate spread, and the average life of our interest earning assets and interest bearing liabilities.  Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.  Although we believe that the estimated maturities of our interest earning assets currently are well balanced in relation to the estimated maturities of our interest bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

There are increased risks involved with commercial real estate, construction, commercial business and consumer lending activities.

Our lending activities include loans secured by existing commercial real estate.  In addition, we originate loans for the construction of single-family residential real estate and land acquisition and development loans.  Commercial real estate and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  Our lending activities also include commercial business loans to small- to medium-sized businesses, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including home equity and second mortgage loans, automobile loans, deposit account secured loans and unsecured loans.  Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

Our allowance for losses on loans may not be adequate to cover probable losses.

We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans.  There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations.

We are subject to extensive regulation which could adversely affect our business and operations.

We are subject to extensive federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors.  In addition, we are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles.  The effects of any such potential changes cannot be predicted but could adversely affect our business and operations and that of our subsidiaries in the future.

We face strong competition which may adversely affect our profitability.

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies.  We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers.  Certain of our competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services.  Competition from both bank and non-bank organizations will continue.

Our ability to successfully compete may be reduced if we are unable to make technological advances.

The banking industry is experiencing rapid changes in technology.  In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs.  As a result, our future success will depend in part on our ability to address our customers’ needs by using technology.  We cannot assure that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers.  Many of our competitors have far greater resources than we have to invest in technology.

We and our banking subsidiary are subject to capital and other requirements which restrict our ability to pay dividends.

Our ability to pay dividends to our shareholders depends to a large extent upon the dividends we receive from the Bank.  Dividends paid by the Bank are subject to restrictions under the federal laws and regulations.  In addition, the Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders.

Holders of our common stock have no preemptive rights and are subject to potential dilution.

Our certificate of incorporation does not provide any shareholder with a preemptive right to subscribe for additional shares of common stock upon any increase thereof.  Thus, upon the issuance of any additional shares of common stock or other voting securities of the Company or securities convertible into common stock or other voting securities, shareholders may be unable to maintain their pro rata voting or ownership interest in us.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

At December 31, 2005, the Bank conducted its business from its executive office in Harrison, Arkansas, and fifteen full service offices, all of which are located in Northcentral and Northwest Arkansas.

The following table sets forth information with respect to the offices and other properties of the Bank at December 31, 2005.

Description/Address	Leased/ Owned

1401 Highway 62-65 North Harrison, AR 72601	Owned

200 West Stephenson Harrison, AR 72601	Owned

Corner Central & Willow Harrison, AR 72601	Owned

324 Hwy. 62-65 Bypass Harrison, AR 72601	Owned

210 South Main Berryville, AR 72616	Owned

668 Highway 62 East Mountain Home, AR 72653	Owned

1337 Highway 62 SW Mountain Home, AR 72653	Owned

301 Highway 62 West Yellville, AR 72687	Owned

307 North Walton Blvd. Bentonville, AR 72712	Owned

2501 E. Central Ave., Suite 2 Bentonville, AR 72712	Leased(1)

3460 North College Fayetteville, AR 72703	Owned

1303 West Hudson Rogers, AR 72756	Owned

201 East Henri De Tonti Blvd. Tontitown, AR 72764	Owned

2025 North Crossover Road Fayetteville, AR 72703	Owned

249 West Main Street Farmington, AR 72730	Leased(2)

2030 West Elm Rogers, AR 72756	Owned

1023 East Millsap Road Fayetteville, AR 72703	Owned

3027 Highway 62 East Mountain Home, AR 72653	Owned

(1)                                  Such property is subject to a five-year lease expiring August 1, 2008, with three five-year renewal options.

(2)                                  Such property is subject to a five-year lease expiring November 1, 2007, with one five-year renewal option.

Item 3.  Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company’s common stock are traded under the symbol “FFBH” on the Nasdaq National Market System.  At February 27, 2006, the Company had 5,072,610 shares of common stock outstanding and had approximately 1,169 beneficial holders of common stock.

The following table sets forth the dividends declared and the reported high and low end of day closing prices of a share of the Company’s common stock as reported by Nasdaq for the periods indicated.

Quarter Ended	Year Ended December 31, 2005			Year Ended December 31, 2004
	High	Low	Dividend	High	Low	Dividend
March 31	$25.55	$22.00	$0.12	$21.03	$19.89	$0.10

June 30	$25.95	$22.45	$0.12	$20.85	$18.34	$0.10

September 30	$25.59	$22.00	$0.13	$21.28	$18.89	$0.11

December 31	$25.50	$22.50	$0.13	$23.50	$20.21	$0.11

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2005	—	—	—	—
November 1 to November 30, 2005	62,322	$25.55	62,322	5,470
December 1 to December 31, 2005	12,565	$25.15	12,565	241,221

During the quarter ended December 31, 2005, the Company completed its 17th announced repurchase program and began its 18th program.  The 18th announced repurchase program was approved by the board of directors on July 28, 2005, and publicly announced on December 2, 2005. Total shares approved to be purchased in this program are 248,316, of which 7,095 had been purchased as of December 31, 2005.  All treasury stock purchases are made under publicly announced repurchase programs.

Item 6.  Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below and on the following page is not complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In Thousands, Except Per Share Data)

Selected Financial Condition Data:
Total assets	$852,411	$751,665	$690,653	$679,896	$680,255
Cash and cash equivalents	21,109	16,003	56,201	44,493	72,326
Investment securities	56,695	56,660	80,379	114,471	100,878
Loans receivable, net	719,214	634,217	512,756	483,468	474,494
Allowance for loan losses	2,114	1,846	1,621	1,529	923
Deposits	611,667	582,424	573,580	568,762	555,933
Federal Home Loan Bank advances	158,240	89,756	39,562	38,610	47,844
Stockholders’ equity	77,842	75,301	75,078	69,266	71,065

Selected Operating Data:
Interest income	$46,085	$39,370	$38,745	$44,094	$50,152
Interest expense	19,604	14,338	15,986	21,633	31,862
Net interest income	26,481	25,032	22,759	22,461	18,290
Provision for loan losses	1,101	1,020	690	1,500	452
Net interest income after provision for loan losses	25,380	24,012	22,069	20,961	17,838
Noninterest income	6,961	6,274	6,989	5,346	3,745
Noninterest expense	20,768	18,783	18,263	14,524	13,596
Income before income taxes	11,573	11,503	10,795	11,783	7,987
Provision for income taxes	3,723	3,698	3,339	4,005	2,527
Net income	$7,850	$7,805	$7,456	$7,778	$5,460

Earnings per Share (1):
Basic	$1.57	$1.54	$1.46	$1.44	$0.88
Diluted	$1.50	$1.45	$1.38	$1.38	$0.87

Cash Dividends Declared per Share (1)	$0.50	$0.42	$0.34	$0.26	$0.22

(1)  Per share amounts have been restated for the two-for-one stock split that was paid on December 31, 2003.

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Operating Ratios(1):
Return on average assets	.97%	1.09%	1.08%	1.14%	0.79%
Return on average equity	10.27	10.37	10.25	11.01	7.36
Average equity to average assets	9.46	10.53	10.52	10.39	10.74
Interest rate spread(2)	3.41	3.64	3.40	3.30	2.35
Net interest margin(2)	3.51	3.75	3.52	3.50	2.76
Net interest income after provision for loan losses to noninterest expense	122.21	127.84	120.84	144.32	131.20
Noninterest expense to average assets	2.57	2.63	2.64	2.14	1.97
Average interest earning assets to average interest bearing liabilities	103.80	105.12	105.08	106.10	108.61
Operating efficiency(3)	62.10	60.00	61.39	52.23	61.70

Asset Quality Ratios(4):
Nonaccrual and restructured loans to total loans(5)	1.67	1.14	0.67	1.37	0.64
Nonperforming assets to total assets(5)	1.65	1.13	0.66	1.07	0.53
Allowance for loan losses to non - performing loans(5)	16.06	23.21	44.01	22.01	29.71
Allowance for loan losses to total loans	0.27	0.26	0.29	0.30	0.19

Capital Ratios(6):
Tangible capital to adjusted total assets	8.78	9.74	10.27	9.78	9.79
Core capital to adjusted total assets	8.78	9.74	10.27	9.78	9.79
Risk-based capital to risk-weighted assets	12.06	13.75	16.25	17.03	17.29

Other Data:
Dividend payout ratio(7)	32.19%	27.91%	24.32%	18.91%	26.33%
Full service offices at end of period	16	15	15	14	14

(1)          Ratios are based on average daily balances.

(2)          Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percent of average interest earning assets.

(3)          Noninterest expense to net interest income plus noninterest income.

(4)          Asset quality ratios are end of period ratios.

(5)          Nonperforming assets consist of nonperforming loans and real estate owned (“REO”).  Nonperforming loans consist of nonaccrual loans, accruing loans 90 days or more, past due and restructured loans, while REO consists of real estate acquired in settlement of loans.

(6)          Capital ratios are end of period ratios for First Federal Bank.

(7)          Dividend payout ratio is the total dividends declared divided by net income.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

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

The Bank is a federally chartered stock savings and loan association which was formed in 1934.  First Federal conducts business from its main office and fifteen full-service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. The Bank will continue to focus its growth and expansion efforts in this six county area, especially in Benton and Washington counties, one of the fastest growing areas of the state.    The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. Other financial services include investment products offered through First Federal Investment Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, e-statements, bill payment and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

First Federal’s lending focus has traditionally been on permanent residential real estate.  However, in recent years, an increased emphasis has been placed on commercial real estate lending and construction lending. While our first mortgage real estate portfolio comprises a relatively steady 86% of our gross loan portfolio, commercial real estate loans and construction loans now comprise more than half of first mortgage loans.  Most of our lending growth has occurred in the Washington and Benton county areas, which are the headquarters of the state’s two largest employers, Wal-Mart and Tyson Foods.  These employers attract suppliers who establish offices in the area and create jobs, which fosters demand for housing and office space.  As of September 2005, unemployment in the Fayetteville/Springdale/Rogers metro area was 3.6%, compared to the Arkansas rate of 5.8% and the U.S. rate of 5.1%.  We expect loan growth to continue in Northwest Arkansas, although not necessarily at the level experienced in the past.

Certificates of deposit and savings accounts continue to comprise the majority of our deposit accounts.  However, in recent years, increased emphasis has been placed on growth in checking accounts   This emphasis will continue with plans to attract checking accounts through the utilization of targeted direct mail throughout our market area and “thank you” gifts.   Checking accounts offer low interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

The Company’s results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings.  The Company’s results of operations are also affected by the provision for loan losses, the level of its noninterest income and expenses, and income tax expense.

Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, mortgage and installment lending fee income, and bank owned life insurance income.

Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, and other operating expense.

Like most banks, First Federal Bank’s two greatest challenges are managing interest rate risk and asset quality.  The Bank’s current interest rate risk position as measured by our regulator, the OTS, is at a minimal level as defined by Thrift Bulletin 13a.  The level of interest rate risk is impacted by the movement of interest rates and the timing and magnitude of assets repricing compared to liabilities repricing.  The Bank attempts to reduce the impact of changes in interest rates on its net interest income by managing the repricing gap as described in the “Asset and Liability Management” section.  We strive to maintain the asset quality of our loan portfolio at acceptable levels through sound underwriting procedures, including the use of credit scoring; an independent large loan review function; active collection procedures for delinquent loans; and, in the event of repossession, prompt and efficient liquidation of real estate, automobiles and other forms of collateral.  Both the board of directors and senior management place a high priority on managing interest rate risk and asset quality.

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

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan portfolio.  In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between December 31, 2005 and 2004 are presented in the following table (dollars in thousands).  Material changes between periods are discussed in the sections which follow the table.

	December 31,		Increase
	2005	2004	(Decrease)	% Change

ASSETS
Cash and cash equivalents	$21,109	$16,003	$5,106	31.9%
Investment securities held to maturity	56,695	56,660	35	0.1
FHLB Stock	8,412	4,876	3,536	72.5
Loans receivable, net	719,214	634,217	84,997	13.4
Accrued interest receivable	7,490	4,427	3,063	69.2
Office properties and equipment, net	18,522	15,295	3,227	21.1
Prepaid expenses and other assets	20,969	20,187	782	3.9

TOTAL	$852,411	$751,665	$100,746	13.4%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$611,667	$582,424	$29,243	5.0%
FHLB advances	158,240	89,756	68,484	76.3
Other liabilities	4,662	4,184	478	11.4
Total liabilities	774,569	676,364	98,205	14.5

STOCKHOLDERS’ EQUITY	77,842	75,301	2,541	3.4
TOTAL	$852,411	$751,665	$100,746	13.4%

BOOK VALUE PER SHARE	$15.42	$14.78

EQUITY TO ASSETS	9.1%	10.0%

Loans Receivable.  Changes in loan composition between December 31, 2005 and 2004 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2005	2004	(Decrease)	% Change

One- to four-family residences	$269,660	$282,144	$(12,484)
Multi-family	12,900	9,454	3,446
Commercial real estate	119,323	114,986	4,337
Land	38,355	30,923	7,432
Construction:
One-to four-family residences	51,579	29,006	22,573
Speculative one-to four-family residences	104,001	82,709	21,292
Multi-family	20,919	21,938	(1,019)
Commercial real estate	22,331	11,436	10,895
Land development	40,232	14,022	26,210
Total first mortgage loans	679,300	596,618	82,682	13.9%

Commercial	32,693	27,545	5,148	18.7%

Home equity and second mortgage	49,680	45,256	4,424
Automobile	15,748	19,101	(3,353)
Other	13,149	10,685	2,464
Total consumer	78,577	75,042	3,535	4.7%

Total loans receivable	790,570	699,205	91,365	13.1%
Less:
Undisbursed loan funds	(69,086)	(62,661)	6,425
Unearned discounts and net deferred loan fees	(156)	(481)	(325)
Allowance for loan losses	(2,114)	(1,846)	268
Loans receivable, net	$719,214	$634,217	$84,997	13.4%

The growth in the Bank’s loan portfolio was primarily due to an increase in construction loans, which increased approximately $80 million due to opportunities afforded by the economic growth in the Northwest Arkansas area. The robust economy of our entire market area provided increased demand and opportunity for our other loan products as well. Several years ago, the Bank began to emphasize commercial real estate lending, construction lending, and commercial lending to diversify its loan portfolio, take advantage of market opportunities in these types of loans, and help the Bank transition to a more full-service community bank, as well as to provide opportunities to cross-sell its other banking products.   The Bank plans to continue this emphasis as long as prudent lending opportunities are available.

Allowance for Loan Losses.  Changes in the composition of the allowance for loan losses between December 31, 2005 and 2004 are presented in the following table (in thousands).

	December 31,		Increase
	2005	2004	(Decrease)
General	$1,831	$1,476	$355
Specific	183	318	(135)
Unallocated	100	52	48
	$2,114	$1,846	$268

The general component of the allowance for loan losses increased both due to loan growth and an increase in the estimated loss rate applied to speculative one- to four- family residential construction loans.  The loss rate was increased due to the increase in these loan balances and the inherently riskier nature of this category of loans.    The decrease in the specific allowance for loan losses was due to a valuation allowance recorded at December 31, 2004, related to a single commercial loan relationship that was not required at December 31, 2005.

Investment Securities.  Changes in the composition of investment securities held to maturity between December 31, 2005 and 2004 are presented in the following table (in thousands).

	December 31,		Increase
	2005	2004	(Decrease)
Certificates of deposit	$—	$3,000	$(3,000)
U.S. Government and agency obligations	40,034	37,821	2,213
Municipal securities	16,661	15,839	822
Total	$56,695	$56,660	$35

During 2005, investment securities totaling approximately $4.7 million were purchased and $4.6 million matured or were called.   The majority of these purchases and maturities were U.S. Government and agency obligations.  The decrease in certificates of deposit was due to maturities.

Federal Home Loan Bank Stock.  FHLB stock increased by approximately $3.5 million due to required purchases related to the increase in FHLB advances.

Accrued Interest Receivable.  The increase in accrued interest receivable was due to an increase in the number of days accrued, primarily related to the increase in construction loans, as well as an increase in the loan yield at December 31, 2005 compared to December 31, 2004.

Office Properties and Equipment.   The increase in office properties and equipment of $3.2 million was due primarily to the purchase of land for future branch expansion, construction costs for the new branch in Mountain Home and future branches in Centerton and Springdale, as well as renovation of certain existing branch locations.

Deposits.  Changes in the composition of deposits between December 31, 2005 and 2004 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2005	2004	(Decrease)	% Change

DDA and NOW accounts	$125,397	$109,772	$15,625	14.2%
Money market accounts	64,021	106,063	(42,042)	(39.6)%
Savings accounts	30,521	31,611	(1,090)	(3.5)%
Certificates of deposit	391,728	334,978	56,750	16.9%

Total deposits	$611,667	$582,424	$29,243	5.0%

Deposits increased during the year primarily due to focused marketing efforts to increase checking accounts.  During the year ended December 31, 2005, DDA and NOW account balances increased by $15.6 million, or 14.2%, and the number of such accounts increased by 5.9%.  The Bank expanded its checking account marketing efforts in the second quarter of 2005 by targeting small- and medium-sized business accounts.  The Bank will continue to aggressively promote checking accounts with its direct mail campaign and “thank you” gifts.  Checking accounts are an attractive source of funds for the Bank as they offer low interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

The Bank also experienced a shift in the mix of deposits from money market and savings accounts to certificates of deposit during the year.  Certificates of deposit increased as interest rates began to rise.  Further, the Bank has advertised several CD products with special rates and terms ranging from 7 to 40 months.  The cost of deposit funds increased from 2.18% at December 31, 2004 to 2.47% at December 31, 2005.

FHLB Advances.  The Bank experienced $68.5 million or 76.3% growth in FHLB of Dallas advances during the year.  The advances were used to fund loan growth in 2005.  The balance of advances at December 31, 2005 of $158.2 million consisted of $100.9 million of fixed rate advances with an average cost of 3.9% and $57.3 million of floating rate advances with an average cost of 4.4%.

Stockholders’ Equity.  Stockholders’ equity increased approximately $2.5 million from December 31, 2004 to December 31, 2005.  The increase in stockholders’ equity was primarily due to net income of $7.9 million, the reissuance of 262,529 shares of treasury stock totaling $2.2 million resulting from the exercise of stock options, and the release of ESOP shares totaling $2.0 million, offset by the purchase of treasury stock totaling $7.6 million and payment of dividends totaling $2.5 million during 2005.  See the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003 for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at December 31, 2005.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented and outstanding balances at December 31, 2005.  Average balances are based on daily balances during the periods.

	December 31,	Year Ended December 31,
	2005	2005			2004			2003
	Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable(1)	6.63%	$687,373	$43,057	6.26%	$573,520	$35,685	6.22%	$492,492	$34,188	6.94%
Investment securities(2)	4.66	62,761	2,902	4.62	78,468	3,533	4.50	92,564	3,938	4.25
Other interest earning assets	3.91	3,875	126	3.25	15,053	152	1.01	60,881	619	1.02
Total interest earning assets	6.46	754,009	46,085	6.11	667,041	39,370	5.90	645,937	38,745	6.00
Noninterest earning assets		54,388			47,793			45,383
Total assets		$808,397			$714,834			$691,320
Interest bearing liabilities:
Deposits	2.85	$590,753	14,617	2.47	$581,279	12,690	2.18	$571,407	14,607	2.56
FHLB advances	4.08	135,636	4,987	3.68	53,299	1,648	3.09	43,321	1,379	3.18
Total interest bearing liabilities	3.11	726,389	19,604	2.70	634,578	14,338	2.26	614,728	15,986	2.60
Noninterest bearing liabilities		5,543			5,002			3,886
Total liabilities		731,932			639,580			618,614
Stockholders’ equity		76,465			75,254			72,706
Total liabilities and stockholders’ equity		$808,397			$714,834			$691,320

Net interest income			$26,481			$25,032			$22,759
Net earning assets		$27,620			$32,463			$31,209
Interest rate spread	3.35%			3.41%			3.64%			3.40%
Net interest margin				3.51%			3.75%			3.52%
Ratio of interest earning assets to interest bearing liabilities				103.80%			105.12%			105.08%

(1)  Includes nonaccrual loans.

(2)  Includes FHLB of Dallas stock.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by prior rate); (ii) changes in rate (change in rate multiplied by prior average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume); and (iv) the net change.

	Year Ended December 31,
	2005 vs. 2004				2004 vs. 2003
	Increase (Decrease) Due to			Total Increase (Decrease)	Increase (Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume		Volume	Rate	Rate/ Volume
	(In Thousands)
Interest income:
Loans receivable	$7,084	$240	$48	$7,372	$5,624	$(3,544)	$(583)	$1,497
Investment securities	(707)	95	(19)	(631)	(600)	230	(35)	(405)
Other interest earning assets	(113)	337	(250)	(26)	(466)	(5)	4	(467)
Total interest earning assets	6,264	672	(221)	6,715	4,558	(3,319)	(614)	625

Interest expense:
Deposits	207	1,692	28	1,927	252	(2,132)	(37)	(1,917)
FHLB advances	2,546	312	481	3,339	317	(39)	(9)	269
Total interest bearing liabilities	2,753	2,004	509	5,266	569	(2,171)	(46)	(1,648)
Net change in net interest income	$3,511	$(1,332)	$(730)	$1,449	$3,989	$(1,148)	$(568)	$2,273

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the years ended December 31, 2005, 2004, and 2003 (dollars in thousands).  Specific changes in captions will be discussed below the table.

	Year Ended December 31,			Dollar Change		Percentage Change
	2005	2004	2003	2005 vs 2004	2004 vs 2003	2005 vs 2004	2004 vs 2003
Interest income:
Loans receivable	$43,057	$35,685	$34,188	$7,372	$1,497	20.7%	4.4%
Investment securities	2,902	3,533	3,938	(631)	(405)	(17.9)	(10.3)
Other	126	152	619	(26)	(467)	(17.1)	(75.4)
Total interest income	46,085	39,370	38,745	6,715	625	17.1	1.6
Interest expense:
Deposits	14,617	12,690	14,607	1,927	(1,917)	15.2	(13.1)
FHLB advances	4,987	1,648	1,379	3,339	269	202.6	19.5
Total interest expense	19,604	14,338	15,986	5,266	(1,648)	36.7	(10.3)
Net interest income before provision for loan losses	26,481	25,032	22,759	1,449	2,273	5.8	10.0
Provision for loan losses	1,101	1,020	690	81	330	7.9	47.8
Net interest income after provision for loan losses	25,380	24,012	22,069	1,368	1,943	5.7	8.8
Noninterest income:
Deposit fee income	4,486	3,674	2,893	812	781	22.1	27.0
Gain on sale of loans	764	607	1,696	157	(1,089)	25.9	(64.2)
Other	1,711	1,993	2,400	(282)	(407)	(14.1)	(17.0)
Total noninterest income	6,961	6,274	6,989	687	(715)	11.0	(10.2)
Noninterest expenses:
Salaries and employee benefits	12,722	11,094	10,417	1,628	677	14.7	6.5
Net occupancy expense	2,079	2,009	1,926	70	83	3.5	4.3
Data processing	1,562	1,546	1,507	16	39	1.0	2.6
Advertising and public relations	1,137	972	613	165	359	17.0	58.6
Other	3,268	3,162	3,800	106	(638)	3.4	(16.8)
Total noninterest expenses	20,768	18,783	18,263	1,985	520	10.6	2.9
Income before provision for income taxes	11,573	11,503	10,795	70	708	0.6	6.6
Income tax provision	3,723	3,698	3,339	25	359	0.7	10.8
Net income	$7,850	$7,805	$7,456	$45	$349	0.6%	4.7%

Basic earnings per share	$1.57	$1.54	$1.46	$0.03	$0.08	1.9%	5.5%
Diluted earnings per share	$1.50	$1.45	$1.38	$0.05	$0.07	3.5%	5.1%

Interest rate spread	3.41%	3.64%	3.40%
Net interest margin	3.51%	3.75%	3.52%

Full-time equivalents	303	243	252
Full service offices	16	15	15

Net Interest Income.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest earning assets and the rates paid on its interest bearing liabilities) and the relative amounts of interest earning assets and interest bearing liabilities.

Interest Income and Interest Expense

Dollar and percentage changes in interest income and interest expense for the comparison periods are presented in the rate/volume analysis table which appears on a previous page.

Interest Income.  The increase in the 2005 vs. 2004 period was primarily due to an increase in the average balance of loans, an increase in the average yield earned on loans and an increase in the average yield earned on other interest earning assets, partially offset by a decrease in the average balance of investment securities and a decrease in the average balance of other interest earning assets.  The increase in the average yield earned on loans was due to increased rates on new loans, particularly construction loans, in conjunction with recent increases in market interest rates.   The average balance of loans increased primarily due to increased construction loan origination activity.  The average balance of investment securities decreased due to calls and maturities.

The increase in the 2004 vs. 2003 period was primarily due to an increase in the average balance of loans and an increase in the average yield earned on investment securities, offset by decreases in the average balances of investment securities and other interest earning assets and decreases in the average yields earned on loans and other interest earning assets.  The decrease in the average yield earned on loans was primarily due to an overall decline in rates during the periods and customers’ refinancing to lower rates.  The decrease in the average balances of investment securities held to maturity and other interest earning assets was due to proceeds from called or matured investments and interest earning cash balances being used to fund loan growth.  The average balance of loans increased primarily due to construction and commercial real estate loan growth in 2004.

Interest Expense.   The increase in interest expense in the 2005 vs. 2004 period was primarily due to increases in the average rates paid on deposit accounts and FHLB advances, as well as the increase in the average balance of deposit accounts and FHLB advances.  The increase in FHLB advances was due to the use of FHLB advances to fund the loan growth during the year.  The increase in the average rates paid on deposit accounts reflects both the shift in deposits from money market accounts and savings accounts to higher rate certificates of deposit as well as the recent increases in market interest rates.

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

The increase in the provision for loan losses for the 2005 vs. 2004 period was due primarily to an increase in charge-offs on overdrafts.

Factors influencing management’s decision to increase the provision in the 2004 vs. 2003 period include an increase in the loan portfolio, particularly commercial real estate and construction loans, as well as an increase in nonaccrual and restructured loans.

Noninterest Income.  Deposit fee income increased as a result of the increase in the number of checking accounts.  The number of checking accounts increased approximately 5.9% from December 31, 2004 to December 31, 2005 and increased  8.0% from December 31, 2003 to December 31, 2004.  The Bank plans to continue to aggressively promote checking accounts in 2006 through direct mail campaigns and offering “thank you” gifts to further expand its checking accounts and increase deposit fee income.

Gain on sale of loans changed in relation to increases or decreases in originations of loans for sale during the comparison periods.  The activity in loans held for sale is summarized below (in thousands):

	Year Ended December 31,
	2005	2004	2003
Loans held for sale, beginning of period	$1,623	$1,687	$8,264
Originations of loans held for sale	56,153	45,763	119,833
Sales	(55,135)	(45,827)	(126,410)
Loans held for sale, end of period	$2,641	$1,623	$1,687

Gain on sale of loans	$764	$607	$1,696

Sales of loans peaked in 2003 due to record low interest rates in 2003 and the resulting refinancing activity.

Other noninterest income decreased during the 2005 vs. 2004 period primarily due to a decrease in loan-related fees and a decrease in gains on sales of office properties and equipment and real estate owned.  The decrease in loan-related fees was due to a reduction in the amount of fees collected due to competitive factors in the Bank’s market area.

Other noninterest income decreased during the 2004 vs. 2003 period primarily due to an adjustment of the carrying value of donated real estate from its cost to its estimated fair value.  The gain on contribution of $414,000 was recognized during the year ended December 31, 2003.  A corresponding expense in the amount of $500,000, the fair value of the donated real estate, was also recorded during the year ended December 31, 2003, and is included in the balance of contributions expense within other noninterest expense.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2005	2004	2003	2005 vs 2004	2004 vs 2003
Salaries	$8,516	$7,635	$7,315	$881	$320
Payroll taxes	773	701	638	72	63
Insurance	630	572	579	58	(7)
ESOP expense (1)	1,965	1,661	1,230	304	431
MRP expense (2)	27	27	45	—	(18)
Defined benefit plan contribution	660	358	480	302	(122)
Other	151	140	130	11	10
Total	$12,722	$11,094	$10,417	$1,628	$677

(1) Employee Stock Ownership Plan

(2) Management Recognition and Retention Plan

2005 vs. 2004

The increase in salaries was due primarily to an increase in the number of employees and normal salary and merit increases.  Payroll taxes increased due to the increase in salaries.  The increase in employee stock ownership plan expense was due to an increase in the Company’s average stock price from $20.58 in 2004 to $23.93 in 2005.  Defined benefit plan expense increased due to an increase in the required contribution to our multi-employer plan primarily resulting from an increase in amortization cost.

2004 vs. 2003

The increase in salaries was due to normal salary and merit increases and an increase in bonuses paid to loan officers related to loan quality and production.  Payroll taxes increased due to the increase in salaries.  The increase in employee stock ownership plan expense was due to an increase in the Company’s average stock price from $15.89 in 2003 to $20.58 in 2004. Defined benefit plan expense decreased due to an unusual credit during 2004.

Net occupancy expense.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2005	2004	2003	2005 vs 2004	2004 vs 2003
Depreciation	$1,111	$1,103	$1,053	$8	$50
Furniture, fixtures, and equipment expense	235	183	290	52	(107)
Utilities	242	219	190	23	29
Building repairs and maintenance	237	258	190	(21)	68
Taxes and insurance	187	179	137	8	42
Rent	67	67	66	—	1
Total	$2,079	$2,009	$1,926	$70	$83

2005 vs. 2004

The increases in furniture, fixture, and equipment expense and utilities was due to the opening of one new full service branch office and remodeling several existing branch offices, along with general utility cost increases.  The decrease in building repairs and maintenance is due to one-time repairs in 2004.

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

Advertising and public relations.  Advertising and public relations increased for the years ended December 31, 2005 and December 31, 2004 compared to the relevant prior periods primarily due to costs associated with the new checking account marketing program that began in 2004, including direct mail, “thank you” gifts, marketing brochures, posters and billboards, and, with respect to 2005, the start-up of the business account marketing program during the year.

Other expenses.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2005	2004	2003	2005 vs 2004	2004 vs 2003
Consultant and management fees	$119	$234	$382	$(115)	$(148)
Professional fees	422	466	329	(44)	137
Postage and supplies	772	695	737	77	(42)
Loan related expenses	139	152	194	(13)	(42)
Real estate owned expenses	83	109	135	(26)	(26)
Contributions	41	30	526	11	(496)
Telephone	242	214	228	28	(14)
Other	1,450	1,262	1,269	188	(7)
Total	$3,268	$3,162	$3,800	$106	$(638)

2005 vs. 2004

The increase in postage and supplies was due to replacing supplies during 2005 with the new corporate logo and stocking new branch offices.  Consultant and management fees decreased due to fees paid in 2004 to start the new checking account marketing program.  Other expenses increased due primarily to increases in employee training expenses and bank and Visa service fees.  Such fees increased during the year due to increased customer use of the Visa cards as well as Visa raising their fees.

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

Income Taxes.

2005 vs. 2004

The increase in income tax expense was primarily due to an increase in taxable income.  The effective tax rate remained relatively consistent at approximately 32%.

2004 vs. 2003

The increase in income tax expense was primarily due to an increase in taxable income and, to a lesser extent, an increase in the effective tax rate.  The increase in the effective tax rate from 30.9% in 2003 to 32.1% in 2004 was attributable to the tax benefit of the contribution of the real estate made in 2003.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 13 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

We are contractually obligated to make future minimum payments as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Certificates of deposit maturities	$213,728	$138,941	$28,171	$10,888	$391,728
FHLB advances maturities	$60,766	$73,934	$15,789	$7,751	$158,240

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest earning assets which provide liquidity to meet lending requirements.  The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  As an additional source of funds, the Bank has borrowed from the FHLB of Dallas.  During 2005, the use of FHLB advances increased due to increased demand for the Bank’s loan products.  At December 31, 2005, available borrowing capacity with the FHLB was approximately $124 million.

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

As of December 31, 2005, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At December 31, 2005, the Bank’s tangible, core and risk-based capital ratios amounted to 8.78%, 8.78% and 12.06%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

See Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

ASSET AND LIABILITY MANAGEMENT

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest earning assets and interest bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.  As of December 31, 2005, the Bank estimates that the ratio of its one-year gap to total assets was a negative 19.0% and its ratio of interest earning assets to interest bearing liabilities maturing or repricing within one year was 67.6%.

The Bank focuses its residential lending activities for loans held in portfolio on the origination of one-, three-, five- and seven-year adjustable rate residential mortgage loans (“ARMs”).  Although adjustable rate loans involve certain risks, including increased payments and the potential for default in an increasing interest rate environment, such loans decrease the risks associated with changes in interest rates.  As of December 31, 2005, $206.4 million or 76.5% of the Bank’s portfolio of one- to four-family residential mortgage loans consisted of ARMs, including $52.5 million in seven-year ARMs.  ARMs subject to contractual repricing within one year totaled $37.6 million at December 31, 2005.

The Company’s investment portfolio, all of which is classified as held to maturity, amounted to $56.7 million or 6.7% of the Company’s total assets at December 31, 2005.  Of such amount, no investments are contractually due within one year and $625,000 or 1.10% is contractually due from one year to five years.  However, actual maturities can be shorter than contractual maturities due to the ability of borrowers to call or prepay such obligations without call or prepayment penalties.  As of December 31, 2005, there was approximately $55.5 million of investment securities at an average interest rate of 4.75% with call options held by the issuer, of which approximately $41.0 million, at an average interest rate of 4.89%, are callable within one year.  In a rising rate environment, the Company believes the issuer will not call these investment securities.

Deposits are the Bank’s primary funding source and the Bank prices its deposit accounts based upon competitive factors and the availability of prudent lending and investment opportunities.  The Bank seeks to lengthen the maturities of its deposits by offering longer-term certificates of deposit when market conditions have created opportunities to attract such deposits. However, the Bank does not solicit high rate jumbo certificates of deposit and does not pursue an aggressive growth strategy which would force the Bank to focus exclusively on competitors’ rates rather than deposit affordability.  At December 31, 2005 the Bank had $391.7 million in certificates of deposit of which $213.7 million mature in one year or less.  At December 31, 2005, the Bank had $158.2 million of FHLB advances of which $60.8 million is due in one year or less.

Net Portfolio Value

The value of the Bank’s loan and investment portfolio will change as interest rates change.  As a result of the Bank’s negative interest rate repricing gap, rising interest rates will generally decrease the Bank’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio.  NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.  The following tables set forth, quantitatively, as of December 31, 2005 and 2004, the OTS estimate of the projected changes in NPV in the event of a 100, 200 and 300 basis point instantaneous and permanent increase in market interest rates and a 100 and 200 basis point instantaneous and permanent decrease in market interest rates as of December 31, 2005 and a 100 basis point instantaneous and permanent decrease in market interest rates as of December 31, 2004.  Due to the low interest rate environments in 2005 and 2004, the changes in NPV are not estimated for a decrease in interest rates of 300 basis points in either year or for a decrease in interest rates of 200 basis points in 2004.

2005
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$86,342	10.24%	$(19,756)	(19)%
+200	94,255	11.01	(11,843)	(11)
+100	100,997	11.65	(5,101)	(5)
0	106,098	12.09	—	—
-100	107,556	12.15	1,458	1
-200	106,166	11.93	68	0

2004
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$82,803	11.04%	$(22,317)	(21)%
+200	91,891	12.05	(13,229)	(13)
+100	99,446	12.85	(5,674)	(5)
0	105,120	13.41	—	—
-100	106,737	13.49	1,617	2

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

Management cannot predict future interest rates or their effect on the Bank’s NPV.  Certain shortcomings are inherent in the method of analysis presented in the computation of NPV.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates.  Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates during the initial term and over the remaining life of the asset.  In addition, the proportion of adjustable rate loans in the Bank’s portfolio could decrease in future periods due to refinancing activity if market rates decrease.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table.  Finally, the ability of many borrowers to service their adjustable rate debt may decrease in the event of an interest rate increase.

Item 8.  Financial Statements and Supplementary Data.

MANAGEMENT REPORT ON INTERNAL CONTROL

The management of First Federal Bancshares of Arkansas, Inc. and its subsidiary, First Federal Bank of Arkansas, FA (the “Bank”), (collectively referred to as the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, as such, include amounts based on informed judgments and estimates made by management.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for financial presentations in conformity with GAAP. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2005 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2005.

The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Larry J. Brandt President and Chief Executive Officer	Sherri R. Billings Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Federal Bancshares of Arkansas, Inc.

Little Rock, Arkansas

We have audited the accompanying consolidated statements of financial condition of First Federal Bancshares of Arkansas, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Federal Bancshares of Arkansas, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas
February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Federal Bancshares of Arkansas, Inc.

Harrison, Arkansas

We have audited management’s assessment, included in the accompanying Management Report on Internal Control, that First Federal Bancshares of Arkansas, Inc. and its Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 27, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas
February 27, 2006

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2005 AND 2004

(In thousands, except share data)

ASSETS	2005	2004

Cash and cash equivalents:
Cash and collection items	$16,907	$12,080
Interest bearing deposits with banks	4,202	3,923

Total cash and cash equivalents	21,109	16,003

Investment securities—
Held to maturity, at amortized cost (fair value at December 31, 2005 and 2004, of $55,784 and $56,426, respectively)	56,695	56,660
Federal Home Loan Bank stock—at cost	8,412	4,876
Loans receivable, net of allowance at December 31, 2005 and 2004, of $2,114 and $1,846, respectively	719,214	634,217
Accrued interest receivable	7,490	4,427
Real estate acquired in settlement of loans—net	892	563
Office properties and equipment—net	18,522	15,295
Cash surrender value of life insurance	18,654	17,897
Prepaid expenses and other assets	1,423	1,727

TOTAL	$852,411	$751,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest bearing	$574,772	$551,405
Noninterest bearing	36,895	31,019

Total deposits	611,667	582,424

Federal Home Loan Bank advances	158,240	89,756
Advance payments by borrowers for taxes and insurance	847	757
Other liabilities	3,815	3,427

Total liabilities	$774,569	$676,364

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value—5,000,000 shares authorized, none issued
Common stock, $.01 par value—20,000,000 shares authorized; 10,307,502 shares issued; 5,048,662 and 5,094,020 shares outstanding at December 31, 2005 and 2004, respectively	103	103
Additional paid-in capital	56,252	54,427
Employee stock benefit plans	(140)	(582)
Retained earnings—substantially restricted	83,584	78,261
	139,799	132,209
Treasury stock—at cost; 5,258,840 and 5,213,482 shares at December 31, 2005 and 2004, respectively	(61,957)	(56,908)

Total stockholders’ equity	77,842	75,301

TOTAL	$852,411	$751,665

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004, 2003

(In thousands, except earnings per share)

	2005	2004	2003
INTEREST INCOME:
Loans receivable	$43,057	$35,685	$34,188
Investment securities:
Taxable	2,181	2,837	3,422
Nontaxable	721	696	516
Other	126	152	619
Total interest income	46,085	39,370	38,745

INTEREST EXPENSE:
Deposits	14,617	12,690	14,607
Federal Home Loan Bank advances	4,987	1,648	1,379

Total interest expense	19,604	14,338	15,986

NET INTEREST INCOME	26,481	25,032	22,759

PROVISION FOR LOAN LOSSES	1,101	1,020	690

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,380	24,012	22,069

NONINTEREST INCOME:
Deposit fee income	4,486	3,674	2,893
Earnings on life insurance policies	757	795	848
Gain on sale of loans	764	607	1,696
Other	954	1,198	1,552

Total noninterest income	6,961	6,274	6,989

NONINTEREST EXPENSES:
Salaries and employee benefits	12,722	11,094	10,417
Net occupancy expense	2,079	2,009	1,926
Data processing	1,562	1,546	1,507
Professional fees	422	466	329
Advertising and public relations	1,137	972	613
Postage and supplies	772	695	737
Other	2,074	2,001	2,734

Total noninterest expenses	20,768	18,783	18,263

INCOME BEFORE INCOME TAXES	11,573	11,503	10,795

INCOME TAX PROVISION	3,723	3,698	3,339

NET INCOME	$7,850	$7,805	$7,456

EARNINGS PER SHARE:
Basic	$1.57	$1.54	$1.46

Diluted	$1.50	$1.45	$1.38

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands, except share data)

	Issued		Additional	Employee				Total
	Common Stock		Paid-In	Stock	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Benefit Plans	Earnings	Shares	Amount	Equity

BALANCE – January 1, 2003	10,307,502	$103	$52,040	$(1,551)	$66,992	4,932,784	$(48,318)	$69,266

Net income	—	—	—	—	7,456	—	—	7,456
Release of ESOP shares	—	—	906	416	—	—	—	1,322
Treasury shares reissued	—	—	35	110	—	(10,000)	99	244
Tax effect of stock compensation plans	—	—	(9)	—	—	—	—	(9)
Purchase of treasury stock – at cost	—	—	—	—	—	190,400	(2,805)	(2,805)
Treasury shares reissued due to exercise of stock options	—	—	(22)	—	—	(145,768)	1,440	1,418
Dividends paid ($0.34 per share)	—	—	—	—	(1,814)	—	—	(1,814)

BALANCE – December 31, 2003	10,307,502	103	52,950	(1,025)	72,634	4,967,416	(49,584)	75,078

Net income	—	—	—	—	7,805	—	—	7,805
Release of ESOP shares	—	—	1,296	416	—	—	—	1,712
Stock compensation expense	—	—	14	27	—	(1,316)	15	56
Tax effect of stock compensation plans	—	—	327	—	—	—	—	327
Purchase of treasury stock – at cost	—	—	—	—	—	458,300	(9,534)	(9,534)
Treasury shares reissued	—	—	(160)	—	—	(210,918)	2,195	2,035
Dividends paid ($0.42 per share)	—	—	—	—	(2,178)	—	—	(2,178)

BALANCE – December 31, 2004	10,307,502	103	54,427	(582)	78,261	5,213,482	(56,908)	75,301

Net income	—	—	—	—	7,850	—	—	7,850
Release of ESOP shares	—	—	1,575	416	—	—	—	1,991
Stock compensation expense	—	—	—	26	—	—	—	26
Tax effect of stock compensation plans	—	—	625	—	—	—	—	625
Purchase of treasury stock – at cost	—	—	—	—	—	307,887	(7,630)	(7,630)
Treasury shares reissued	—	—	(375)	—	—	(262,529)	2,581	2,206
Dividends paid ($0.50 per share)	—	—	—	—	(2,527)	—	—	(2,527)

BALANCE – December 31, 2005	10,307,502	$103	$56,252	$(140)	$83,584	5,258,840	$(61,957)	$77,842

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands)

	2005	2004	2003

OPERATING ACTIVITIES:
Net income	$7,850	$7,805	$7,456
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,101	1,020	690
Provision for real estate losses	29	45	35
Deferred tax provision (benefit)	(13)	350	60
Accretion of discounts on investment securities—net	(2)	(40)	(111)
Federal Home Loan Bank stock dividends	(251)	(69)	(110)
Loss (gain) on disposition of fixed assets	9	(70)	98
Loss (gain) on sale of repossessed assets—net	(8)	(42)	17
Originations of loans held for sale	(56,153)	(63,041)	(119,833)
Proceeds from sales of loans originated to sell	55,899	63,712	128,106
Gain on sale of mortgage loans originated to sell	(764)	(607)	(1,696)
Depreciation	1,185	1,185	1,167
Amortization (accretion) of deferred loan fees—net	167	91	(384)
Release of ESOP shares	1,991	1,712	1,322
Earnings on life insurance policies	(757)	(795)	(848)
Stock compensation expense	26	56	45
Changes in operating assets and liabilities:
Accrued interest receivable	(3,063)	(338)	291
Prepaid expenses and other assets	304	(427)	(585)
Other liabilities	1,921	351	(660)

Net cash provided by operating activities	9,471	10,898	15,060

INVESTING ACTIVITIES:
Purchases of investment securities—held to maturity	(5,559)	(87,039)	(304,089)
Proceeds from maturities of investment securities—held to maturity	4,626	111,798	338,292
Purchase of Federal Home Loan Bank stock	(3,285)	(1,737)	—
Federal Home Loan Bank stock redeemed	—	679	1,425
Loan originations—net of repayments	(87,939)	(121,946)	(37,458)
Loan purchases	—	(5,172)	(3,140)
Loan participations sold	1,787	3,970	3,124
Proceeds from sales of repossessed assets	560	801	773
Proceeds from sales of office properties and equipment	4	632	38
Purchases of office properties and equipment	(4,425)	(2,475)	(4,851)

Net cash used in investing activities	(94,231)	(100,489)	(5,886)

(Continued)

	2005	2004	2003
FINANCING ACTIVITIES:
Net increase in deposits	$29,243	$8,844	$4,818
Advances from Federal Home Loan Bank	144,343	81,578	23,000
Repayment of advances from Federal Home Loan Bank	(75,859)	(31,384)	(22,048)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	90	32	(35)
Purchase of treasury stock	(7,630)	(9,534)	(2,805)
Dividends paid	(2,527)	(2,178)	(1,814)
Stock options exercised	2,206	2,035	1,418

Net cash provided by financing activities	89,866	49,393	2,534

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,106	(40,198)	11,708

CASH AND CASH EQUIVALENTS:
Beginning of year	16,003	56,201	44,493

End of year	$21,109	$16,003	$56,201

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$19,034	$14,238	$16,073

Income taxes	$2,914	$2,990	$3,394

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$935	$709	$1,933

Loans to facilitate sales of real estate owned	$30	$197	$620

Investment securities purchased—not settled	$100	$1,000	$—

See notes to consolidated financial statements.

(Concluded)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation—First Federal Bancshares of Arkansas, Inc. (the “Company”) is a unitary holding company which owns all of the stock of First Federal Bank of Arkansas, FA (the “Bank”). The Bank provides a broad line of financial products to individuals and small- to medium-sized businesses. The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive. All material intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents—For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents includes cash on hand and amounts due from depository institutions, which includes interest bearing amounts available upon demand.

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

Investment securities that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Unrealized holding gains and losses are excluded from earnings and reported net of tax in other comprehensive income. Investment securities in the available for sale portfolio may be used as part of the Company’s asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk, or other economic factors. At December 31, 2005 and 2004, the Company did not own any investment securities classified as available for sale.

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

Loans Receivable—The Bank originates and maintains loans receivable which are substantially concentrated in its lending territory (primarily Northwest and Northcentral Arkansas). The majority of the Bank’s loans are residential mortgage loans, commercial real estate loans, and construction loans for residential property. The Bank’s policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Bank.

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

The accrual of interest on loans is generally discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are generally returned to accrual status when payments are made to bring the loan under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected.  The Company may continue to accrue interest on certain loans that are 90 days past due or more if such loans are in the process of collection and collection is reasonably assured.

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

Rate Lock Commitments—The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed rate commitments also considers the difference between current levels of interest rates and the committed rates.

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

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model adjusted for the unique characteristics of the award or an observable market price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (which is usually the vesting period).  As of the required effective date, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.  SFAS 123(R) was originally to be effective for all awards granted, modified or settled in our first reporting period after June 15, 2005.  However, on April 14, 2005, the SEC adopted a rule that changed the required compliance date to the beginning of the next fiscal year instead of the next reporting period after June 15, 2005.  Therefore we will adopt SFAS No. 123(R) as of January 1, 2006, using the modified prospective application.  Based on our current activities, we estimate that the adoption of this Statement will not have a material effect on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.   The adoption of this Statement did not have a material effect on the financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2006.

Reclassifications—Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2005.

2.       RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2005 and 2004, these reserve balances amounted to $485,000 and $571,000, respectively.

3.                      INVESTMENT SECURITIES

Investment securities consisted of the following at December 31 (in thousands):

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$16,661	$144	$123	$16,682
U.S. Government and Agency obligations	40,034	—	932	39,102

Total	$56,695	$144	$1,055	$55,784

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Certificates of deposit	$3,000	$—	$—	$3,000
Municipal securities	15,839	299	80	16,058
U.S. Government and Agency obligations	37,821	22	475	37,368

Total	$56,660	$321	$555	$56,426

The following table shows gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$4,489	$51	$1,973	$72	$6,462	$123
U.S. Government and Agency obligations	13,930	192	25,172	740	39,102	932

	$18,419	$243	$27,145	$812	$45,564	$1,055

The Company has pledged investment securities held to maturity with carrying values of approximately $48.4 million and $19.5 million at December 31, 2005 and 2004, respectively, as collateral for certain deposits in excess of $100,000.

The scheduled maturities of debt securities at December 31, 2005, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2005
	Amortized	Fair
	Cost	Value

Within one year	$—	$—
Due from one year to five years	625	619
Due from five years to ten years	19,703	19,443
Due after ten years	36,367	35,722

Total	$56,695	$55,784

As of December 31, 2005 and 2004, investments with carrying values of approximately $55.5 million and $55.8 million, respectively, have call options held by the issuer, of which approximately $41.0 million and $41.8 million, respectively, are callable within one year.

4.                      LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2005	2004

First mortgage loans:
One- to four-family residences	$269,660	$282,144
Commercial real estate	119,323	114,986
Multi-family	12,900	9,454
Land	38,355	30,923
Construction	239,062	159,111

Total first mortgage loans	679,300	596,618

Commercial loans	32,693	27,545

Consumer loans:
Home equity and second mortgage	49,680	45,256
Automobile	15,748	19,101
Other	13,149	10,685

Total consumer and other loans	78,577	75,042
Less:
Unearned discounts	(81)	(92)
Undisbursed loan funds	(69,086)	(62,661)
Deferred loan fees—net	(75)	(389)
Allowance for loan losses	(2,114)	(1,846)

Loans receivable—net	$719,214	$634,217

At December 31, 2005 and 2004, loans receivable included loans committed to be sold with net book values of $2.6 million and $1.6 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of such loans at December 31, 2005 and 2004 were $19.6 million and $18.9 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.   Servicing income for the years ended December 31, 2005, 2004, and 2003 was $100,000, $159,000, and $36,000, respectively.

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31
	2005	2004

Impaired loans without a valuation allowance	$3,846	$3,370
Impaired loans with a valuation allowance	—	420

Total impaired loans	$3,846	$3,790

Valuation allowance related to impaired loans	$—	$62

Total nonaccrual loans	$5,306	$4,162

Total loans past-due ninety days or more and still accruing	$1,600	$—

	Year Ended
	December 31
	2005	2004

Average investment in impaired loans	$3,790	$1,298

Interest income recognized on impaired loans	$289	$270

Interest income recognized on a cash basis on impaired loans	$—	$—

Interest income recorded during the years ended December 31, 2005, 2004 and 2003 for nonaccrual loans was $35,000, $85,000, and $112,000, respectively.  Under the original terms, these loans would have reported approximately $169,000, $243,000, and $274,000, of interest income for the years ended December 31, 2005, 2004, and 2003, respectively.

5.                      ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2005	2004

Loans	$6,875	$3,861
Investment securities	615	566

Total	$7,490	$4,427

6.                      ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

A summary of the activity in the allowances for loan and real estate losses is as follows for the years ended December 31 (in thousands):

	2005		2004		2003
	Loans	Real Estate	Loans	Real Estate	Loans	Real Estate

Balance—beginning of year	$1,846	$—	$1,621	$—	$1,529	$—

Provisions for estimated losses	1,101	30	1,020	45	690	35
Recoveries	123	—	103	—	80	—
Losses charged off	(956)	(30)	(898)	(45)	(678)	(35)

Balance—end of year	$2,114	$—	$1,846	$—	$1,621	$—

7.                      OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2005	2004

Land and land improvements	$4,981	$4,001
Buildings and improvements	13,649	11,712
Furniture and equipment	5,556	5,007
Automobiles	419	391
Construction in progress	985	303

Total	25,590	21,414

Accumulated depreciation	(7,068)	(6,119)

Office properties and equipment—net	$18,522	$15,295

Depreciation expense for the years ended December 31, 2005, 2004, and 2003, amounted to approximately $1,185,000, $1,185,000, and $1,167,000, respectively.

8.                      DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2005	2004

Demand deposit accounts, including noninterest bearing deposits of $36,895 and $31,019 in 2005 and 2004, respectively	$125,397	$109,772
Money market	64,021	106,063
Regular savings	30,521	31,611
Certificates of deposit	391,728	334,978

Total	$611,667	$582,424

Overdrafts of demand deposit accounts of $312,000 and $574,000 at December 31, 2005 and 2004, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $118 million and $87 million at December 31, 2005 and 2004, respectively.

At December 31, 2005, scheduled maturities of certificates of deposit are as follows (in thousands):

Year Ending December 31

2006	213,728
2007	101,357
2008	37,584
2009	10,908
2010	17,263
2011 and thereafter	10,888

Total	$391,728

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2005	2004	2003

Interest bearing checking accounts	$412	$281	$454
Money market	1,455	1,665	1,703
Regular savings and certificate accounts	12,854	10,812	12,536
Early withdrawal penalties	(104)	(68)	(86)

Total	$14,617	$12,690	$14,607

Eligible deposits of the Bank are insured up to $100 thousand by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

9.                      FEDERAL HOME LOAN BANK STOCK AND ADVANCES

The Bank is a member of the Federal Home Loan Bank System. As a member of this system, it is required to maintain an investment in capital stock of the FHLB in an amount equal to the sum of 0.09% of total assets as of the previous December 31 and 4.10% of outstanding advances. No ready market exists for such stock and it has no quoted market value. The carrying value of the stock is its cost.

The Bank pledges eligible collateral for its FHLB advances as defined in its blanket lien agreement with the FHLB as well as its FHLB demand deposit account and FHLB stock. Eligible collateral under the blanket lien includes First Mortgage Collateral (as defined), multi-family residential mortgages meeting the requirements for eligibility as First Mortgage Collateral, U.S. Government and Agency Securities (as defined), privately issued mortgage-backed securities that qualify as eligible collateral under applicable regulations, Federal Home Loan Bank Term Deposit Accounts, and other non-securitized real estate related collateral. Advances at December 31, 2005 and 2004, consisted of the following (in thousands):

	2005		2004
	Weighted		Weighted
Amounts Maturing in Year Ending	Average		Average
December 31	Rate	Amount	Rate	Amount

2005			3.34%	$31,187
2006	4.03%	$60,766	2.68	28,363
2007	4.07	51,585	3.46	15,786
2008	4.09	22,349	3.35	5,029
2009	4.09	11,051	3.62	3,006
2010	4.33	4,738	3.64	317
Thereafter	4.32	7,751	4.28	6,068

Total	4.08%	$158,240	3.23%	$89,756

10.               INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31
	2005	2004	2003

Income tax provision (benefit):
Current:
Federal	$3,275	$2,924	$2,882
State	461	424	397
Total current	$3,736	$3,348	$3,279

Deferred:
Federal	$(69)	$317	$84
State	56	33	(24)
Total deferred	$(13)	$350	$60

Total	$3,723	$3,698	$3,339

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Year Ended December 31
	2005		2004		2003

Taxes at statutory rate	$3,935	34.0%	$3,911	34.0%	$3,670	34.0%
Increase (decrease) resulting from:
State income tax—net	269	2.3%	287	2.5%	263	2.4%
Earnings on life insurance policies	(257)	(2.2)%	(271)	(2.4)%	(288)	(2.7)%
Nontaxable investments	(211)	(1.8)%	(208)	(1.8)%	(154)	(1.4)%
Other—net	(13)	(0.1)%	(21)	(0.2)%	(152)	(1.4)%

Total	$3,723	32.2%	$3,698	32.1%	$3,339	30.9%

The Company’s net deferred tax liability account was comprised of the following at December 31 (in thousands):

	2005	2004

Deferred tax assets:
Stock based compensation	$18	$77
Allowance for loan losses	810	709

Total deferred tax assets	828	786

Deferred tax liabilities:
Office properties	(724)	(762)
Federal Home Loan Bank stock	(696)	(601)
Pension plan contribution	(327)	(436)
Prepaid expenses	(81)	—

Total deferred tax liabilities	(1,828)	(1,799)

Net deferred tax liability	$(1,000)	$(1,013)

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2005 and 2004. Payment of dividends to shareholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

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

Under the SOP, options have been granted to directors and key employees to purchase common stock of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. Options granted are summarized as follows:

				Weighted Average
Year	Range of			Remaining
Granted	Exercise Prices			Contract Life

1997	$ 9.63	-	10.19	1.3 years
1998	11.63	-	12.00	2.1 years
1999	8.53	-	9.32	1.9 years
2000	7.38	-	9.13	4.7 years
2001	9.35	-	11.35	5.4 years
2002	12.20	-	12.32	6.6 years
2003	12.93	-	16.11	7.3 years
2004	19.25	-	21.50	8.1 years
2005	24.81			9.9 years

A summary of the status of the Company’s SOP as of December 31, 2005, 2004, and 2003, and changes during the years ending on those dates are presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding—January 1, 2003	982,530	$9.71

Exercised	(145,768)	9.73
Granted	8,000	14.19
Expired	(3,200)	9.91
Forfeited	(2,000)	11.71

Outstanding—December 31, 2003	839,562	$9.74

Exercised	(210,918)	9.65
Granted	3,720	20.15
Expired	(1,600)	11.63
Forfeited	(1,040)	15.96

Outstanding—December 31, 2004	629,724	$9.82

Exercised	(283,456)	9.67
Granted	1,000	24.81
Expired	(1,200)	9.63
Forfeited	(800)	12.32

Outstanding—December 31, 2005	345,268	$9.98
Options exercisable – December 31, 2005	338,316	$9.84

Management Recognition and Retention Plan—The Management Recognition and Retention Plan (“MRR Plan”) provides for a committee of the Company’s Board of Directors to award restricted stock to key officers as well as non-employee directors. The MRR Plan authorizes the Company to grant up to 412,300 shares of the Company stock, of which 401,688 shares have been granted through December 31, 2005. Compensation expense has been recognized over the vesting period based on the fair market value of the shares on the grant date. Shares granted will be deemed vested in the event of disability or death. Approximately $27,000, $27,000 and $45,000 in compensation expense was recognized during each of the years ended December 31, 2005, 2004 and 2003.

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

Forfeitures of nonvested benefits will be reallocated among remaining participating employees in the same proportion as contributions. During each of the years ended December 31, 2005, 2004, and 2003, 83,208 shares were released by the ESOP to participant accounts. At December 31, 2005, there were 653,044 shares allocated to participant accounts and 20,802 unallocated shares. The fair value of the unallocated shares amounted to approximately $505,000 at December 31, 2005.

During the years ended December 31, 2005, 2004, and 2003, ESOP expense was approximately $2.0 million, $1.7 million, and $1.2 million, respectively.

Other Postretirement Benefits—The Bank is a participant in a multi-employer retirement plan and therefore separate information is not available. The plan is noncontributory and covers substantially all employees. The plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Net pension expense was approximately $660,000, $358,000 and $480,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

12.               EARNINGS PER SHARE

	Year Ended December 31, 2005
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$7,850	4,989,041	$1.57

Effect of dilutive securities—Stock options	—	238,692

Diluted EPS—Income available to common stockholders and assumed conversions	$7,850	5,227,733	$1.50

	Year Ended December 31, 2004
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$7,805	5,066,682	$1.54

Effect of dilutive securities—Stock options	—	314,228

Diluted EPS—Income available to common stockholders and assumed conversions	$7,805	5,380,910	$1.45

	Year Ended December 31, 2003
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$7,456	5,099,844	$1.46

Effect of dilutive securities—Stock options	—	286,983

Diluted EPS—Income available to common stockholders and assumed conversions	$7,456	5,386,827	$1.38

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

The funding period for construction loans is generally six to eighteen months and commitments to originate mortgage loans are generally outstanding for 60 days or less.

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

•                  the origination, purchase or sale of loans;

•                  the fulfillment of commitments under letters of credit, extensions of credit on home equity lines of credit, construction loans, and under predetermined overdraft protection limits; and

•                  the commitment to fund withdrawals of certificates of deposit at maturity.

At December 31, 2005, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2005, the Company had no interests in non-consolidated special purpose entities.

At December 31, 2005, commitments included:

•                  total approved loan origination commitments outstanding amounting to $10.8 million, including $1.2 million of loans committed to sell;

•                  rate lock agreements with customers of $6.8 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $2.6 million;

•                  unadvanced portion of construction loans of $69.1 million;

•                  unused lines of credit of $27.6 million;

•                  outstanding standby letters of credit of $800,000;

•                  total predetermined overdraft protection limits of $10.6 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $213.7 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $6.8 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2005.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2005, overdrafts of accounts with Bounce Protection™ represented usage of 2.6% of the limit.

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

	December 31, 2005		December 31, 2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$21,109	$21,109	$16,003	$16,003
Investment securities—held to maturity	56,695	55,784	56,660	56,426
Federal Home Loan Bank stock	8,412	8,412	4,876	4,876
Loans receivable—net	719,214	711,479	634,217	636,424
Cash surrender value of life insurance	18,654	18,654	17,897	17,897
Accrued interest receivable	7,490	7,490	4,427	4,427
Commitments	19	19	2	2

LIABILITIES:
Deposits:
Demand, NOW, money market and regular savings	219,939	219,939	247,446	247,446
Certificates of deposit	391,728	390,957	334,978	336,508
Federal Home Loan Bank advances	158,240	157,547	89,756	89,670
Accrued interest payable	914	914	344	344
Advance payments by borrowers for taxes and insurance	847	847	757	757
Commitments	19	19	2	2

For cash and cash equivalents, Federal Home Loan Bank stock, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to Federal Home Loan Bank stock, the ability to sell the stock back to the Federal Home Loan Bank at cost. The fair value of investment securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of variable rate loans is based on repricing dates. Fixed rate loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans as to credit risk and term.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

17.               REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 2005 and 2004, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum core (Tier I leverage), Tier I risk-based, and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:

Tangible Capital to Tangible Assets	$74,857	8.78%	$12,784	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	74,857	8.78%	34,090	4.00%	$42,612	5.00%

Total Capital to Risk-Weighted Assets	76,718	12.06%	50,872	8.00%	63,590	10.00%

Tier I Capital to Risk-Weighted Assets	74,857	11.77%	N/A	N/A	38,154	6.00%

As of December 31, 2004:

Tangible Capital to Tangible Assets	$73,177	9.74%	$11,268	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	73,177	9.74%	30,048	4.00%	$37,559	5.00%

Total Capital to Risk-Weighted Assets	74,704	13.75%	43,450	8.00%	54,313	10.00%

Tier I Capital to Risk-Weighted Assets	73,177	13.47%	N/A	N/A	32,588	6.00%

18.               RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests was approximately $1.5 and $2.6 million at December 31, 2005 and 2004, respectively.

Deposits from related parties held by the Bank at December 31, 2005 and 2004 amounted to $3.6 million and $2.8 million, respectively.

19.               PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2005 and 2004, and condensed statements of income and of cash flows for each of the three years in the period ended December 31, 2005, for First Federal Bancshares of Arkansas, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2005 AND 2004
(In thousands)

	2005	2004
ASSETS
Cash and cash equivalents (deposits in Bank)	$327	$206
Loan to Bank subsidiary	2,046	1,001
Accrued interest receivable	5	3
Investment in Bank	75,056	73,426
Other assets	553	702

TOTAL	$77,987	$75,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$145	$37
Stockholders’ equity	77,842	75,301

TOTAL	$77,987	$75,338

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(In thousands)

	2005	2004	2003

INCOME:
Dividends from the Bank	$7,000	$6,000	$3,000
Interest income—loan to the Bank	45	22	24

Total income	7,045	6,022	3,024

EXPENSES:
Management fees	66	66	66
Other operating expenses	230	234	228

Total expenses	296	300	294

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY	6,749	5,722	2,730

INCOME TAX BENEFIT	96	107	103

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY	6,845	5,829	2,833

EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY	1,005	1,976	4,623

NET INCOME	$7,850	$7,805	$7,456

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(In thousands)

	2005	2004	2003

OPERATING ACTIVITIES:
Net income	$7,850	$7,805	$7,456
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of Bank	(1,005)	(1,976)	(4,623)
Release of ESOP shares	1,991	1,712	1,322
Stock compensation expense	26	56	45
Changes in operating assets and liabilities:
Accrued interest receivable	(2)	(1)
Other assets	149	235	(190)
Accrued expenses and other liabilities	108	(378)	264

Net cash provided by operating activities	9,117	7,453	4,274

INVESTING ACTIVITIES—Loan to bank—net of repayments	(1,045)	2,194	(1,228)

Net cash provided by (used in) investing activities	(1,045)	2,194	(1,228)

FINANCING ACTIVITIES:
Purchase of treasury stock	(7,630)	(9,534)	(2,805)
Dividends paid	(2,527)	(2,178)	(1,814)
Stock options exercised	2,206	2,035	1,418

Net cash used in financing activities	(7,951)	(9,677)	(3,201)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	121	(30)	(155)

CASH AND CASH EQUIVALENTS:
Beginning of period	206	236	391

End of period	$327	$206	$236

******

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2005	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$12,573	$11,916	$11,001	$10,595
Interest expense	5,754	5,135	4,588	4,127
Net interest income	6,819	6,781	6,413	6,468
Provision for loan losses	280	285	287	249
Net interest income after provision for loan losses	6,539	6,496	6,126	6,219
Noninterest income	1,849	1,818	1,724	1,570
Noninterest expense	5,580	5,313	4,979	4,896
Income before income taxes	2,808	3,001	2,871	2,893
Provision for income taxes	907	965	922	929
Net income	$1,901	$2,036	$1,949	$1,964
Earnings per share(1):
Basic	$0.38	$0.41	$0.39	$0.39
Diluted	$0.37	$0.39	$0.37	$0.37

Selected Ratios (Annualized):
Net interest margin	3.44%	3.55%	3.45%	3.61%
Return on average assets	0.89	1.00	0.98	1.01
Return on average equity	9.79	10.61	10.27	9.33

YEAR ENDED DECEMBER 31, 2004	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$10,194	$10,083	$9,713	$9,380
Interest expense	3,779	3,620	3,433	3,506
Net interest income	6,415	6,463	6,280	5,874
Provision for loan losses	357	202	202	259
Net interest income after provision for loan losses	6,058	6,261	6,078	5,615
Noninterest income	1,684	1,573	1,585	1,432
Noninterest expense	4,751	4,734	4,824	4,474
Income before income taxes	2,991	3,100	2,839	2,573
Provision for income taxes	975	1,002	908	813
Net income	$2,016	$2,098	$1,931	$1,760

Earnings per share(1):
Basic	$0.40	$0.42	$0.38	$0.34
Diluted	$0.38	$0.39	$0.36	$0.32

Selected Ratios (Annualized):
Net interest margin	3.73%	3.83%	3.84%	3.61%
Return on average assets	1.10	1.16	1.10	1.01
Return on average equity	10.76	11.20	10.21	9.33

(1)  Basic and diluted shares outstanding are summarized below.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2005
Basic weighted - average shares	5,002,779	4,990,081	4,975,893	4,987,228
Effect of dilutive securities	201,359	222,985	250,552	280,357
Diluted weighted - average shares	5,204,138	5,213,066	5,226,445	5,267,585

YEAR ENDED DECEMBER 31, 2004
Basic weighted - average shares	4,986,156	5,022,009	5,113,191	5,146,747
Effect of dilutive securities	296,534	299,808	313,711	345,290
Diluted weighted - average shares	5,282,690	5,321,817	5,426,902	5,492,037

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not Applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

The information regarding directors and executive officers is incorporated herein by reference from the section entitled “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in our definitive Proxy Statement (“2006 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on April 25, 2006. The 2006 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2005.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2006 Proxy Statement.

The information regarding audit committee financial experts is incorporated by reference herein from the subsection entitled “Committees and Meetings of the Board of the Company and the Bank” in the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our 2006 Proxy Statement.

The information regarding the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is incorporated herein by reference from the subsection entitled—”Code of Ethics for Executive Officers and Financial Professionals” in the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our 2006 Proxy Statement.

Item 11.  Executive Compensation.

Information regarding executive compensation is incorporated herein by reference from the sections entitled “Executive Compensation” and “Performance Graph” in our 2006 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management and Related Stockholder Matters” and information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference from the subsection entitled “Equity-Based Compensation Plans” in our 2006 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Transactions with Certain Related Persons” in our 2006 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled “Relationship with Independent Auditors” in our 2006 Proxy Statement.

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

/s/ Larry J. Brandt	February 28, 2006
Larry J. Brandt
President and Chief
Executive Officer

/s/ John P. Hammerschmidt	February 28, 2006
John P. Hammerschmidt
Chairman

/s/ Jeff Brandt	February 28, 2006
Jeff Brandt
Director

/s/ Kenneth C. Savells	February 28, 2006
Kenneth C. Savells
Director

/s/ Frank Conner	February 28, 2006
Frank Conner
Director

/s/ Sherri R. Billings	February 28, 2006
Sherri R. Billings
Executive Vice President and Chief
Financial and Accounting Officer