Form 10-Q
period 2006-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2006-05-03
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 18, 2006, there were issued and outstanding 5,023,692 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

Part I.

Financial Information

Item 1.	Consolidated Financial Statements

Consolidated Statements of Financial Condition as of March 31, 2006 and December 31, 2005 (unaudited)

Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 (unaudited)

Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2006 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.

Other Information

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signatures

Exhibits
10.9	Change in Control Severance Agreement between the Company, the Bank and Jeffrey Brandt
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$32,342	$21,109
Investment securities held to maturity	57,696	56,695
Federal Home Loan Bank stock	8,505	8,412
Loans receivable, net	729,813	719,214
Accrued interest receivable	8,599	7,490
Real estate acquired in settlement of loans, net	217	892
Office properties and equipment, net	18,918	18,522
Cash surrender value of life insurance	18,838	18,654
Prepaid expenses and other assets	1,704	1,423

TOTAL ASSETS	$876,632	$852,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$634,872	$611,667
Federal Home Loan Bank advances	158,622	158,240
Advance payments by borrowers for taxes and insurance	972	847
Other liabilities	4,698	3,815
Total liabilities	799,164	774,569

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 5,023,692 and 5,048,662 shares outstanding at March 31, 2006 and December 31, 2005, respectively	103	103
Additional paid-in capital	56,714	56,252
Employee stock benefit plans	(107)	(140)
Retained earnings-substantially restricted	84,858	83,584
	141,568	139,799
Treasury stock, at cost, 5,283,810 and 5,258,840 shares at March 31, 2006 and December 31, 2005, respectively	(64,100)	(61,957)
Total stockholders’ equity	77,468	77,842

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$876,632	$852,411

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

INTEREST INCOME:
Loans receivable	$12,227	$9,884
Investment securities:
Taxable	581	518
Nontaxable	187	180
Other	96	13
Total interest income	13,091	10,595

INTEREST EXPENSE:
Deposits	4,446	3,283
Other borrowings	1,742	844
Total interest expense	6,188	4,127

NET INTEREST INCOME	6,903	6,468

PROVISION FOR LOAN LOSSES	285	249

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,618	6,219

NONINTEREST INCOME:
Deposit fee income	1,078	1,008
Earnings on life insurance policies	184	197
Gain on sale of loans	197	134
Other	858	231
Total noninterest income	2,317	1,570

NONINTEREST EXPENSES:
Salaries and employee benefits	3,720	3,003
Net occupancy expense	589	499
Data processing	444	341
Professional fees	105	114
Advertising and public relations	323	241
Postage and supplies	221	190
Other	620	508
Total noninterest expenses	6,022	4,896

INCOME BEFORE INCOME TAXES	2,913	2,893
INCOME TAX PROVISION	928	929
NET INCOME	$1,985	$1,964

EARNINGS PER SHARE:
Basic	$0.39	$0.39

Diluted	$0.38	$0.37

Cash Dividends Declared	$0.14	$0.12

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-In Capital	Employee Stock Benefit Plans	Retained Earnings
	Shares	Amount

Balance, January 1, 2006	10,307,502	$103	$56,252	$(140)	$83,584
Net income					1,985
Release of ESOP shares			407	104
Tax effect of stock compensation plan			230
Treasury shares reissued due to exercise of stock options			(234)
Purchase of treasury stock, at cost
Stock compensation expense			59	(71)
Dividends paid					(711)

Balance, March 31, 2006	10,307,502	$103	$56,714	$(107)	$84,858

	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount

Balance, January 1, 2006	5,258,840	$(61,957)	$77,842
Net income			1,985
Release of ESOP shares			511
Tax effect of stock compensation plan			230
Treasury shares reissued due to exercise of stock options	(95,931)	960	726
Purchase of treasury stock, at cost	124,901	(3,150)	(3,150)
Stock compensation expense	(4,000)	47	35
Dividends paid			(711)

Balance, March 31, 2006	5,283,810	$(64,100)	$77,468

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

OPERATING ACTIVITIES:
Net income	$1,985	$1,964
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	285	249
Provision for real estate losses	—	24
Deferred tax (benefit) provision	221	(50)
Accretion of discounts on investment securities, net	(1)	(3)
Federal Home Loan Bank stock dividends	(93)	(39)
Gain on disposition of office properties and equipment	(234)	—
Gain on sale of repossessed assets, net	(32)	(5)
Originations of loans held for sale	(13,805)	(9,446)
Proceeds from sales of loans held for sale	13,567	9,742
Gain on sale of loans originated to sell	(197)	(134)
Depreciation	312	294
Amortization of deferred loan fees, net	16	38
Release of ESOP shares	511	493
Stock compensation expense	35	6
Earnings on life insurance policies	(184)	(197)
Changes in operating assets and liabilities:
Accrued interest receivable	(1,109)	(647)
Prepaid expenses and other assets	(247)	(13)
Other liabilities	(108)	(16)
Net cash provided by operating activities	922	2,260

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	—	(100)
Proceeds from maturities/calls of investment securities held to maturity	—	1,318
Purchases of FHLB stock	—	(1,043)
Loan participations sold	3,419	1,787
Loan originations, net of repayments	(13,928)	(34,231)
Proceeds from sales of repossessed assets	717	142
Proceeds from sales of office properties and equipment	249	—
Purchases of office properties and equipment	(723)	(1,010)
Net cash used in investing activities	(10,266)	(33,137)

FINANCING ACTIVITIES:
Net increase in deposits	23,205	6,334
Advances from FHLB	22,500	45,900
Repayment of advances from FHLB	(22,118)	(21,767)
Net decrease in advance payments by borrowers for taxes and insurance	125	181
Purchase of treasury stock	(3,150)	(3,291)
Reissued treasury stock	726	1,224
Dividends paid	(711)	(610)
Net cash provided by financing activities	20,577	27,971

Net increase (decrease) in cash and cash equivalents	11,233	(2,906)

CASH AND CASH EQUIVALENTS:
Beginning of period	$21,109	$16,003
End of period	$32,342	$13,097

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,025	$4,023
Income taxes	$11	$2

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$44	$72
Loans to facilitate sales of real estate owned	$—	$—
Investment securities traded, recorded in investments not yet settled in cash	$1,000	$—

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

The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s 2005 Annual Report to Stockholders.

Certain amounts in the March 31, 2005, unaudited consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2006.

Note 1 – Recently Adopted Accounting Standard

We adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2006, using the modified prospective approach.  The adoption of this Statement did not have a material effect on the financial statements of the Company nor is it expected to have a material effect on any future periods.

Note 2 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended March 31, 2006 and 2005 were as follows:

	Three months ended March 31,
	2006	2005
Basic weighted - average shares	5,032,320	4,987,228
Effect of dilutive securities	143,188	280,357
Diluted weighted - average shares	5,175,508	5,267,585

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between March 31, 2006 and December 31, 2005 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	March 31, 2006	December 31, 2005	Increase (Decrease)	Percentage Change
ASSETS
Cash and cash equivalents	$32,342	$21,109	$11,233	53.2%
Investment securities held to maturity	57,696	56,695	1,001	1.8%
Federal Home Loan Bank stock	8,505	8,412	93	1.1%
Loans receivable, net	729,813	719,214	10,599	1.5%
Accrued interest receivable	8,599	7,490	1,109	14.8%
Office properties and equipment, net	18,918	18,522	396	2.1%
Prepaid expenses and other assets	20,759	20,969	(210)	(1.0)%

TOTAL	$876,632	$852,411	$24,221	2.8%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$634,872	$611,667	$23,205	3.8%
Federal Home Loan Bank advances	158,622	158,240	382	0.2%
Other liabilities	5,670	4,662	1,008	21.6%

Total liabilities	799,164	774,569	24,595	3.2%

STOCKHOLDERS’ EQUITY	77,468	77,842	(374)	(0.5)%

TOTAL	$876,632	$852,411	$24,221	2.8%

BOOK VALUE PER SHARE	$15.42	$15.42

EQUITY TO ASSETS	8.8%	9.1%

Loans Receivable.  Changes in loan composition between March 31, 2006 and December 31, 2005 are presented in the following table (dollars in thousands).

	March 31, 2006	December 31, 2005	Increase (Decrease)	% Change

One- to four-family residences	$266,853	$269,660	$(2,807)
Multi-family	12,653	12,900	(247)
Commercial real estate	117,866	119,323	(1,457)
Land	40,045	38,355	1,690
Construction:
One-to four-family residences	50,009	51,579	(1,570)
Speculative one-to four-family residences	106,018	104,001	2,017
Multi-family	17,230	20,919	(3,689)
Commercial real estate	23,741	22,331	1,410
Land development	48,173	40,232	7,941
Total first mortgage loans	682,588	679,300	3,288	0.5%

Commercial	33,931	32,693	1,238	3.8%

Home equity and second mortgage	51,905	49,680	2,225
Automobile	14,668	15,748	(1,080)
Other	13,335	13,149	186
Total consumer	79,908	78,577	1,331	1.7%

Total loans receivable	796,427	790,570	5,857	0.7%
Less:
Undisbursed loan funds	(64,338)	(69,086)	4,748
Unearned discounts and net deferred loan fees	(25)	(156)	131
Allowance for loan losses	(2,251)	(2,114)	(137)

Loans receivable, net	$729,813	$719,214	$10,599	1.5%

The growth in the Bank’s loan portfolio was primarily due to an increase in construction loans, which increased approximately $10.9 million, due to opportunities afforded by the economic growth in the Northwest Arkansas area. The robust economy of our entire market area provided increased demand and opportunity for certain other loan products as well.  However, loan growth in the first quarter of 2006 occurred at a slower rate than in previous quarters.  Loan originations began trending downward beginning in the third quarter of 2005.

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

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$3,115	$2,630
Construction loans	1,690	1,177
Commercial real estate	708	707
Commercial loans	320	236
Consumer loans	968	556
Total nonaccrual loans	6,801	5,306

Accruing loans 90 days or more past due	1,386	1,600
Restructured loans	6,488	6,264
Real estate owned	217	892

Total nonperforming assets	$14,892	$14,062

Total nonaccrual, accruing loans 90 days or more past due and restructured loans as a percentage of total loans receivable	1.84%	1.67%

Total nonperforming assets as a percentage of total assets	1.70%	1.65%

The increase in nonaccrual loans of approximately $1.5 million is primarily due to increases in the one- to four-family residential, construction, and consumer loan categories.  This increase includes two borrowers with loans totaling $1.3 million.   One borrower is a builder with three speculative construction loans totaling $689,000.  We are currently evaluating the condition of the homes.  Based on facts and circumstances at March 31, 2006, including market conditions, we believe we will incur no loss on these loans.  The other borrower has three loans totaling $588,000 on a primary residence and two duplexes.  We have commenced foreclosure proceedings on the properties.  Based on the appraised values of the properties, we estimate that we will incur no loss on the sale of these properties.

At March 31, 2006 and December 31, 2005, restructured loans consisted of commercial and commercial real estate loans to two borrowers.  None of the loans were past due at March 31, 2006.  Based on facts and circumstances at March 31, 2006, including market conditions, we believe we will not incur a loss on either relationship.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$2,114	$1,846
Provisions for estimated losses	285	249
Recoveries	47	25
Losses charged off	(195)	(170)
Balance at end of period	$2,251	$1,950

Changes in the composition of the allowance for loan losses between March 31, 2006 and December 31, 2005 are presented in the following table (in thousands):

	March 31, 2006	December 31, 2005	Increase
General	$1,842	$1,831	$11
Specific	270	183	87
Unallocated	139	100	39
	$2,251	$2,114	$137

The general component of the allowance for loan losses increased due to loan growth.  The specific component of the allowance for loan losses increased primarily due to specific allowances on two speculative single family construction loans.

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

Although we consider the allowance for loan losses of approximately $2.3 million appropriate and adequate to cover losses inherent in our loan portfolio at March 31, 2006, no assurance can be given that we will not sustain loan losses that are significantly different from the amount provided, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between March 31, 2006 and December 31, 2005 are presented in the following table (in thousands).

	March 31, 2006	December 31, 2005	Increase
U.S. Government and agency obligations	41,035	40,034	1,001
Municipal securities	16,661	16,661	—
Total	$57,696	$56,695	$1,001

During the first three months of 2006, investment securities totaling $1.0 million were purchased and no investments matured or were called.

At March 31, 2006, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$41,035	$39,472
Municipal securities	16,661	16,696
Total	$57,696	$56,168

Accrued Interest Receivable.   The increase in accrued interest receivable was primarily due to an increase in the number of days accrued as well as an increase in the loan yield at March 31, 2006 compared to December 31, 2005.

Deposits.  Changes in the composition of deposits between March 31, 2006 and December 31, 2005 are presented in the following table (dollars in thousands).

	March 31, 2006	December 31, 2005	Increase (Decrease)	Percentage Change

DDA and NOW accounts	$138,146	$125,397	$12,749	10.2%
Money Market accounts	60,450	64,021	(3,571)	(5.6)%
Savings accounts	31,052	30,521	531	1.7%
Certificates of deposit	405,224	391,728	13,496	3.5%

Total deposits	$634,872	$611,667	$23,205	3.8%

Deposits increased in the comparison period, primarily due to focused marketing efforts to increase checking accounts and the offering of CD specials.  During the period, DDA and NOW account balances increased by $12.7 million and the number of such accounts increased by 1.9%.  The Bank will continue to aggressively promote checking accounts by targeting households and small- and medium-sized business accounts with its direct mail campaign and “thank you” gifts.   Checking accounts are an attractive source of funds for the Bank as they offer low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Certificates of deposit have continued to increase as interest rates continue to rise.  Further, the Bank has advertised several CD products with special rates and terms ranging from 7 to 40 months.  The cost of deposit funds increased from 2.85% at December 31, 2005 to 3.00% at March 31, 2006.

Other Liabilities.  Other liabilities increased primarily due to an increase in the payable for unsettled investment transactions of $900,000.

Stockholders’ Equity.  Stockholders’ equity decreased approximately $374,000 from December 31, 2005 to March 31, 2006.  The decrease in stockholders’ equity was primarily due to the purchase of treasury stock totaling $3.1 million during the first three months of 2006 offset by net income of $2.0 million and the issuance of treasury stock due to proceeds received from the exercise of stock options of approximately $726,000.  In addition, during the three months ended March 31, 2006, cash dividends of approximately $711,000 were paid.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2006 for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at March 31, 2006.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented and outstanding balances at March 31, 2006.  Average balances are based on daily balances during the period.

		Three Months Ended March 31,
	March 31, 2006	2006			2005
	Yield/Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	6.90%	$730,761	$12,227	6.69%	$651,582	$9,884	6.07%
Investment securities(2)	4.75	65,119	768	4.71	61,783	698	4.52
Other interest-earning assets	4.73	8,710	96	4.43	2,348	13	2.31
Total interest-earning assets	6.69	804,590	13,091	6.51	715,713	10,595	5.92
Noninterest-earning assets		60,058			50,914
Total assets		$864,648			$766,627
Interest-bearing liabilities:
Deposits	3.00	614,263	4,446	2.89	582,420	3,283	2.25
FHLB advances	4.31	166,096	1,742	4.19	103,542	844	3.26
Total interest-bearing liabilities	3.26	780,359	6,188	3.17	685,962	4,127	2.41
Noninterest-bearing liabilities		6,376			5,173
Total liabilities		786,735			691,135
Stockholders’ equity		77,913			75,492
Total liabilities and stockholders’ equity		$864,648			$766,627

Net interest income			$6,903			$6,468
Net earning assets		$24,231			$29,751
Interest rate spread	3.43%			3.34%			3.51%
Net interest margin				3.43%			3.61%
Ratio of interest-earning assets to interest-bearing liabilities				103.11%			104.34%

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

	Three Months Ended March 31 2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase
	(In Thousands)
Interest income:
Loans receivable	$1,201	$1,018	$124	$2,343
Investment securities	38	30	2	70
Other interest-earning assets	36	13	34	83
Total interest-earning assets	1,275	1,061	160	2,496

Interest expense:
Deposits	179	933	51	1,163
FHLB advances	510	242	146	898
Total interest-bearing liabilities	689	1,175	197	2,061
Net change in net interest income	$586	$(114)	$(37)	$435

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended March 31, 2006 and 2005 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2006	2005	2006 vs 2005	2006 vs 2005
Interest income:
Loans receivable	$12,227	$9,884	$2,343	23.7%
Investment securities	768	698	70	10.0%
Other	96	13	83	638.5%
Total interest income	13,091	10,595	2,496	23.6%
Interest expense:
Deposits	4,446	3,283	1,163	35.4%
Other borrowings	1,742	844	898	106.4%
Total interest expense	6,188	4,127	2,061	49.9%
Net interest income before provision for loan losses	6,903	6,468	435	6.7%
Provision for loan losses	285	249	36	14.5%
Net interest income after provision for loan losses	6,618	6,219	399	6.4%
Noninterest income:
Deposit fee income	1,078	1,008	70	6.9%
Gain on sale of loans	197	134	63	47.0%
Other	1,042	428	614	143.5%
Total noninterest income	2,317	1,570	747	47.6%
Noninterest expenses:
Salaries and employee benefits	3,720	3,003	717	23.9%
Net occupancy expense	589	499	90	18.0%
Data processing	444	341	103	30.2%
Advertising and public relations	323	241	82	34.0%
Other	946	812	134	16.5%
Total noninterest expenses	6,022	4,896	1,126	23.0%
Income before income taxes	2,913	2,893	20.7%
Provision for income taxes	928	929	(1)	(.1)%
Net income	$1,985	$1,964	$21	1.1%

Basic earnings per share	$0.39	$0.39	$0.00	0.0%
Diluted earnings per share	$0.38	$0.37	$0.01	2.7%

Interest rate spread	3.34%	3.51%
Net interest margin	3.43%	3.61%

Average full-time equivalents	309	252

Full-service offices	18	15

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

Interest Income.  The increase in interest income for the three month comparative period was primarily due to an increase in the average balance of loans and an increase in the average yield earned on loans.  The increase in the average yield earned on loans was due to increased rates on new loans, particularly construction loans, in conjunction with recent increases in market interest rates.  The average balance of loans increased primarily due to increased construction loan origination activity.

Interest Expense.   The increase in interest expense for the three month comparative period was primarily due to an increase in the average balance of FHLB advances and an increase in the average rate paid on deposits.  The average balance of FHLB advances increased due to advances being used to fund loan growth.  The increase in the average rates paid on deposit accounts reflects both the shift in deposits from money market accounts and savings accounts to higher rate certificates of deposit as well as the recent increases in market interest rates.

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

The increase in the provision for loan losses in the three month comparative period was due primarily to an increase in specific loan loss allowances related to two speculative construction loans.

Noninterest Income.  Deposit fee income increased for the three month comparative period as a result of the Bank’s continued promotion of Bounce ProtectionTM overdraft service as well as an increase in the number of checking accounts.  The number of checking accounts increased approximately 1.9% from March 31, 2005 to March 31, 2006.  The Bank plans to continue to aggressively promote checking accounts in 2006 through direct mail campaigns to expand its checking accounts and increase deposit fee income.

Gain on sale of loans increased for the three month comparative period due to an increase in volume of loans sold in the first quarter.

The increase in other noninterest income for the three month comparative period was primarily due to gains on the sales of two properties totaling approximately $528,000.  These properties represented excess land and a building adjacent to two existing branches.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	2006 vs 2005
Salaries	$2,514	$1,977	$537
Payroll taxes	256	234	22
Insurance	170	147	23
ESOP expense (1)	508	481	27
Stock compensation expense (2)	35	7	28
Defined benefit plan contribution	196	122	74
Other	41	35	6
Total	$3,720	$3,003	$717

(1)  Employee Stock Ownership Plan

(2)  Includes stock options and Management Recognition and Retention Plan (“MRP”) expense.

The increase in salaries for the three months ended March 31, 2006, was due primarily to an increase in the number of employees and normal salary and merit increases.  Payroll taxes increased during the period due to the increase in salaries.  The increase in employee stock ownership plan expense during the comparison period was due to an increase in the Company’s average stock price in 2006 compared to the same period in 2005.  Stock compensation expense increased due to additional MRP grants.  Defined benefit plan expense increased due to an increase in the required contribution to our multi-employer plan primarily resulting from an increase in amortization cost.

We expect a decrease in salaries and employee benefits in future quarters due to the Company’s ESOP shares becoming fully allocated as of March 31, 2006. The Company plans to implement a 401(k) Plan in the second quarter of 2006.  Employer matching of employee 401(k) contributions is expected to be approximately 3.0% to 3.5% of salary expense compared to ESOP expense of approximately 20% of salary expense for the quarter ended March 31, 2006.

Net Occupancy Expense.  Net occupancy expense increased in the three month period ended March 31 due to the opening of three new branches since the first quarter of 2005.

Data Processing Expense.  Data processing expense increased primarily due to the credits received in the first quarter of 2005 related to the renegotiation of the Bank’s contract with its service provider and an increase in electronic banking services.

Advertising and Public Relations.  Advertising and public relations increased for the three  months ended March 31, 2006, compared to the same period in 2005, primarily due to increased costs in 2006 associated with the checking account marketing program, including direct mail, “thank you” gifts, marketing brochures, posters and billboards, and the business account marketing program that began in the second quarter of 2005.

Other Expenses.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase
	2006	2005	2006 vs 2005
Postage and supplies	$221	$190	$31
Other	725	622	103
Total	$946	$812	$134

Other expenses increased in the three month comparative period primarily due to expenses associated with the start up of new branches.

Income Taxes.  The effective tax rate decreased slightly from 32.1% for the first quarter of 2005 to 31.9% for the first quarter of 2006.  The decrease in the effective tax rate was offset by the increase in taxable income.

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

At March 31, 2006, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At March 31, 2006, the Company had no interests in non-consolidated special purpose entities.

At March 31, 2006, commitments included:

•                  total approved commitments to originate loans amounting to $16.9 million, including $2.9 million of loans committed to sell;

•                  rate lock agreements with customers of $5.4 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $3.1 million;

•                  unadvanced portion of construction loans of $64.3 million;

•                  unused lines of credit of $28.5 million;

•                  outstanding standby letters of credit of approximately $900,000;

•                  total predetermined overdraft protection limits of $10.8 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $242.6 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $5.4 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at March 31, 2006.

Historically, a very small percentage of predetermined overdraft limits have been used.  At March 31, 2006, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.2% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  During 2006, the use of FHLB advances increased due to increased demand for the Bank’s loan products.  At March 31, 2006, available borrowing capacity with the FHLB was in excess of $122.3 million.

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

As of March 31, 2006, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At March 31, 2006, the Bank’s tangible, core and risk-based capital ratios amounted to 8.79%, 8.79% and 12.00%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2005.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s negative gap position has adversely impacted net income as interest expense during the three months ended March 31, 2006 increased at a greater pace than the comparable increase in interest income.  Correspondingly, the Bank’s net interest margin decreased from 3.61% for the three months ended March 31, 2005 to 3.43% for the same period in 2006.   Based on the current market interest rate environment and increased competition, management anticipates continued pressure on the Bank’s interest rate spread and interest margin for the second quarter of 2006.

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

Item 1A.                                                   Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.                                                             Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1, to January 31, 2006	—	—	—	—
February 1, to February 28, 2006	68,483	$25.32	68,483	172,738
March 1, to March 31, 2006	56,418	25.10	56,418	116,320

The Company is in its 18th announced repurchase program, which was approved by the board of directors on July 28, 2005, and publicly announced on December 2, 2005.  Total shares approved to be purchased in this program are 248,316 of which 131,996 have been purchased as of March 31, 2006.  All treasury stock purchases are made under publicly announced repurchase programs.

Item 3.                                                             Defaults Upon Senior Securities

Not applicable.

Item 4.                                                             Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                                                             Other Information

None.

Item 6.                                                             Exhibits

Exhibit 10.9  – Change in Control Severance Agreement between the Company, the Bank and Jeffrey Brandt

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: April 25, 2006	By:	/s/Larry J. Brandt
Larry J. Brandt
President/CEO

Date: April 25, 2006	By:	/s/Sherri R. Billings
Sherri R. Billings
EVP/CFO