Form 10-Q
period 2006-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2006-08-07
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 25, 2006, there were issued and outstanding 5,020,256 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Consolidated Financial Statements

Consolidated Statements of Financial Condition as of June 30, 2006 and December 31, 2005 (unaudited)

Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2005 (unaudited)

Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2006 (unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$25,812	$21,109
Investment securities held to maturity	60,534	56,695
Federal Home Loan Bank stock	8,228	8,412
Loans receivable, net	738,665	719,214
Accrued interest receivable	9,627	7,490
Real estate acquired in settlement of loans, net	569	892
Office properties and equipment, net	19,172	18,522
Cash surrender value of life insurance	19,023	18,654
Prepaid expenses and other assets	1,436	1,423

TOTAL ASSETS	$883,066	$852,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$630,790	$611,667
Federal Home Loan Bank advances	168,452	158,240
Advance payments by borrowers for taxes and insurance	450	847
Other liabilities	4,404	3,815
Total liabilities	804,096	774,569

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 5,020,256 and 5,048,662 shares outstanding at June 30, 2006 and December 31, 2005, respectively	103	103
Additional paid-in capital	56,728	56,252
Employee stock benefit plans	(95)	(140)
Retained earnings-substantially restricted	86,430	83,584
	143,166	139,799
Treasury stock, at cost, 5,287,246 and 5,258,840 shares at June 30, 2006 and December 31, 2005, respectively	(64,196)	(61,957)
Total stockholders’ equity	78,970	77,842

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$883,066	$852,411

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

INTEREST INCOME:
Loans receivable	$12,849	$10,266	$25,075	$20,150
Investment securities:
Taxable	623	532	1,203	1,050
Nontaxable	187	178	373	358
Other	78	25	175	39
Total interest income	13,737	11,001	26,826	21,597

INTEREST EXPENSE:
Deposits	4,926	3,480	9,371	6,764
Other borrowings	1,778	1,108	3,520	1,952
Total interest expense	6,704	4,588	12,891	8,716

NET INTEREST INCOME	7,033	6,413	13,935	12,881

PROVISION FOR LOAN LOSSES	359	287	643	536

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,674	6,126	13,292	12,345

NONINTEREST INCOME:
Deposit fee income	1,237	1,105	2,315	2,114
Earnings on life insurance policies	185	191	369	389
Gain on sale of loans	278	182	475	316
Other	385	246	1,243	475
Total noninterest income	2,085	1,724	4,402	3,294

NONINTEREST EXPENSES:
Salaries and employee benefits	3,259	3,013	6,979	6,016
Net occupancy expense	582	506	1,171	1,005
Data processing	320	412	764	752
Professional fees	90	105	195	220
Advertising and public relations	317	241	640	482
Postage and supplies	196	190	417	380
Other	614	512	1,234	1,021
Total noninterest expenses	5,378	4,979	11,400	9,876

INCOME BEFORE INCOME TAXES	3,381	2,871	6,294	5,763
INCOME TAX PROVISION	1,106	922	2,034	1,850
NET INCOME	$2,275	$1,949	$4,260	$3,913

EARNINGS PER SHARE:
Basic	$0.45	$0.39	$0.85	$0.79

Diluted	$0.44	$0.37	$0.83	$0.75

Cash Dividends Declared	$0.14	$0.12	$0.28	$0.24

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-In	Employee Stock Benefit	Retained
	Shares	Amount	Capital	Plans	Earnings

Balance, January 1, 2006	10,307,502	$103	$56,252	$(140)	$83,584
Net income					4,260
Release of ESOP shares			407	104
Tax effect of stock compensation plan			249
Treasury shares reissued due to exercise of stock options			(239)
Purchase of treasury stock, at cost
Stock compensation expense			59	(59)
Dividends paid					(1,414)

Balance, June 30, 2006	10,307,502	$103	$56,728	$(95)	$86,430

	Treasury Stock		Total Stockholders’
	Shares	Amount	Equity

Balance, January 1, 2006	5,258,840	$(61,957)	$77,842
Net income			4,260
Release of ESOP shares			511
Tax effect of stock compensation plan			249
Treasury shares reissued due to exercise of stock options	(97,731)	982	743
Purchase of treasury stock, at cost	130,137	(3,267)	(3,267)
Stock compensation expense	(4,000)	46	46
Dividends paid			(1,414)

Balance, June 30, 2006	5,287,246	$(64,196)	$78,970

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005

OPERATING ACTIVITIES:
Net income	$4,260	$3,913
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	643	536
Provision for real estate losses	—	24
Deferred tax (benefit) provision	47	(91)
Accretion of discounts on investment securities, net	(4)	(1)
Federal Home Loan Bank stock dividends	(193)	(95)
Loss (gain) on disposition of office properties and equipment	(235)	3
Gain on sale of repossessed assets, net	(81)	(15)
Originations of loans held for sale	(35,722)	(24,087)
Proceeds from sales of loans held for sale	33,508	23,559
Gain on sale of loans originated to sell	(475)	(316)
Depreciation	637	585
Amortization of deferred loan fees, net	105	80
Release of ESOP shares	511	1,000
Stock compensation expense	46	13
Earnings on life insurance policies	(369)	(389)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,137)	(998)
Prepaid expenses and other assets	19	85
Other liabilities	(209)	(17)
Net cash provided by operating activities	351	3,789

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(3,125)	(1,640)
Proceeds from maturities/calls of investment securities held to maturity	290	3,416
Purchases of FHLB stock	—	(2,153)
Redemptions of FHLB stock	377	—
Loan participations sold	3,419	1,787
Loan originations, net of repayments	(22,257)	(53,514)
Proceeds from sales of repossessed assets	1,700	471
Proceeds from sales of office properties and equipment	251	—
Purchases of office properties and equipment	(1,303)	(2,000)
Net cash used in investing activities	(20,648)	(53,633)

FINANCING ACTIVITIES:
Net increase in deposits	19,123	2,594
Advances from FHLB	55,000	88,423
Repayment of advances from FHLB	(44,788)	(38,128)
Net decrease in advance payments by borrowers for taxes and insurance	(397)	(238)
Purchase of treasury stock	(3,267)	(5,215)
Reissued treasury stock	743	1,667
Dividends paid	(1,414)	(1,215)
Net cash provided by financing activities	25,000	47,888

Net increase (decrease) in cash and cash equivalents	4,703	(1,956)

(Continued)

	Six Months Ended June 30,
	2006	2005

CASH AND CASH EQUIVALENTS:
Beginning of period	$21,109	$16,003
End of period	$25,812	$14,047

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$12,789	$8,467
Income taxes	$1,371	$1,132

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$1,328	$233
Loans to facilitate sales of real estate owned	$—	$—
Investment securities traded, recorded in investments not yet settled in cash	$1,000	$1,000

(Concluded)

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Principles of Consolidation

First Federal Bancshares of Arkansas, Inc. (the “Company”) is a unitary holding company which owns all of the stock of First Federal Bank (the “Bank”).  The Bank provides a broad line of financial products to individuals and small- to medium-sized businesses.  The unaudited consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive.

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

The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s 2005 Annual Report to Stockholders.

Certain amounts in the June 30, 2005, unaudited consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2006.

Note 1 - Recently Adopted Accounting Standard

We adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2006, using the modified prospective approach.  The adoption of this Statement did not have a material effect on the financial statements of the Company nor is it expected to have a material effect on any future periods.

Note 2 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended June 30, 2006 and 2005 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic weighted - average shares	5,024,563	4,975,893	5,028,420	4,981,529
Effect of dilutive securities	118,702	250,552	130,796	265,657
Diluted weighted - average shares	5,143,265	5,226,445	5,159,216	5,247,186

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between June 30, 2006 and December 31, 2005 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	June 30, 2006	December 31, 2005	Increase (Decrease)	Percentage Change
ASSETS
Cash and cash equivalents	$25,812	$21,109	$4,703	22.3%
Investment securities held to maturity	60,534	56,695	3,839	6.8%
Federal Home Loan Bank stock	8,228	8,412	(184)	(2.2)%
Loans receivable, net	738,665	719,214	19,451	2.7%
Accrued interest receivable	9,627	7,490	2,137	28.5%
Office properties and equipment, net	19,172	18,522	650	3.5%
Prepaid expenses and other assets	21,028	20,969	59	0.3%

TOTAL	$883,066	$852,411	$30,655	3.6%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$630,790	$611,667	$19,123	3.1%
Federal Home Loan Bank advances	168,452	158,240	10,212	6.5%
Other liabilities	4,854	4,662	192	4.1%

Total liabilities	804,096	774,569	29,527	3.8%

STOCKHOLDERS’ EQUITY	78,970	77,842	1,128	1.5%

TOTAL	$883,066	$852,411	$30,655	3.6%

BOOK VALUE PER SHARE	$15.73	$15.42

EQUITY TO ASSETS	8.9%	9.1%

Loans Receivable.  Changes in loan composition between June 30, 2006 and December 31, 2005 are presented in the following table (dollars in thousands).

	June 30, 2006	December 31, 2005	Increase (Decrease)	Percentage Change

One- to four-family residences	$263,628	$269,660	$(6,032)
Multi-family	12,085	12,900	(815)
Commercial real estate	120,342	119,323	1,019
Land	39,879	38,355	1,524
Construction:
One-to four-family residences	45,704	51,579	(5,875)
Speculative one-to four-family residences	106,997	104,001	2,996
Multi-family	19,237	20,919	(1,682)
Commercial real estate	23,998	22,331	1,667
Land development	50,010	40,232	9,778
Total first mortgage loans	681,880	679,300	2,580	0.4%

Commercial	36,702	32,693	4,009	12.3%

Home equity and second mortgage	53,993	49,680	4,313
Automobile	13,433	15,748	(2,315)
Other	13,783	13,149	634
Total consumer	81,209	78,577	2,632	3.3%

Total loans receivable	799,791	790,570	9,221	1.2%
Less:
Undisbursed construction loan funds	(58,686)	(69,086)	10,400
Unearned discounts and net deferred loan fees	8	(156)	164
Allowance for loan losses	(2,448)	(2,114)	(334)

Loans receivable, net	$738,665	$719,214	$19,451	2.7%

The growth in the Bank’s loan portfolio was primarily due to a $17.3 million increase in construction loans, including undisbursed construction loan funds, resulting from opportunities afforded by the economic growth in the Northwest Arkansas area. However, loan growth in the first and second quarters of 2006 occurred at a slower rate than in previous quarters, with annualized loan growth as of June 30, 2006 of 5.4% compared to actual loan growth for the year ended December 31, 2005 of 13.4%.

The Bank will continue to emphasize commercial real estate lending, construction lending, and commercial lending to take advantage of market opportunities in these types of loans, as well as to provide opportunities to cross-sell its other banking products, as long as prudent lending opportunities are available.  The Bank also emphasizes originations of single-family loans for sale in the secondary market in order to generate non-interest income.  Originations of single-family loans for sale in the secondary market increased from $24.1 million for the six months ended June 30, 2005, to $35.7 million for the six months ended June 30, 2006.

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$2,628	$2,630
Construction loans	2,040	1,177
Commercial real estate	—	707
Commercial loans	268	236
Consumer loans	1,248	556
Total nonaccrual loans	6,184	5,306

Accruing loans 90 days or more past due	1,232	1,600
Restructured loans	6,221	6,264
Real estate owned	569	892

Total nonperforming assets	$14,206	$14,062

Total nonaccrual, accruing loans 90 days or more past due and restructured loans as a percentage of total loans receivable	1.70%	1.67%

Total nonperforming assets as a percentage of total assets	1.61%	1.65%

The increase in nonaccrual loans of approximately $878,000 is primarily due to increases in the construction and consumer loan categories.  This increase includes two borrowers with loans totaling $1.4 million.

One borrower is a builder with speculative construction loans on two properties totaling $822,000.  We have estimated losses on these properties based on estimated costs to complete the homes and the most recent appraisals and as a result have provided $285,000 of specific loan loss allowances against these loans.

The other borrower has loans totaling $589,000 on a primary residence and two duplexes.  We have commenced foreclosure proceedings on the properties.  Based on the appraised values of the properties, we estimate that we will incur no loss on the sale of these properties.

At June 30, 2006 and December 31, 2005, restructured loans consisted of commercial and commercial real estate loans to two borrowers.  At June 30, 2006, $3.5 million of the restructured loans were current and $2.7 million were over 60 days past due.  Based on facts and circumstances at June 30, 2006, including market conditions, we believe we will not incur a loss on either relationship.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$2,251	$1,950	$2,114	$1,846
Provisions for estimated losses	359	287	643	536
Recoveries	37	25	85	51
Losses charged off	(199)	(240)	(394)	(411)
Balance at end of period	$2,448	$2,022	$2,448	$2,022

Changes in the composition of the allowance for loan losses between June 30, 2006 and December 31, 2005 are presented in the following table (in thousands):

	June 30, 2006	December 31, 2005	Increase (Decrease)
General	$1,899	$1,831	$68
Specific	486	183	303
Unallocated	63	100	(37)
	$2,448	$2,114	$334

The general component of the allowance for loan losses increased due to loan growth.  The specific component of the allowance for loan losses increased primarily due to specific allowances on speculative single-family construction loans on four properties.

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

Although we consider the allowance for loan losses of approximately $2.4 million appropriate and adequate to cover losses inherent in our loan portfolio at June 30, 2006, no assurance can be given that we will not sustain loan losses that are significantly different from the amount provided, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between June 30, 2006 and December 31, 2005 are presented in the following table (in thousands).

	June 30, 2006	December 31, 2005	Increase (Decrease)
U.S. Government and agency obligations	$44,038	$40,034	$4,004
Municipal securities	16,496	16,661	(165)
Total	$60,534	$56,695	$3,839

During the first six months of 2006, investment securities totaling $4.1 million were purchased and $290,000 matured or were called.

At June 30, 2006, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$44,038	$41,857
Municipal securities	16,496	16,274
Total	$60,534	$58,131

Accrued Interest Receivable.   The increase in accrued interest receivable was primarily due to an increase in the number of days accrued as well as an increase in the loan yield at June 30, 2006 compared to December 31, 2005.

Deposits.  Changes in the composition of deposits between June 30, 2006 and December 31, 2005 are presented in the following table (dollars in thousands).

	June 30, 2006	December 31, 2005	Increase (Decrease)	Percentage Change

DDA and NOW accounts	$141,235	$125,397	$15,838	12.6%
Money Market accounts	56,348	64,021	(7,673)	(12.0)%
Savings accounts	30,173	30,521	(348)	(1.1)%
Certificates of deposit	403,034	391,728	11,306	2.9%

Total deposits	$630,790	$611,667	$19,123	3.1%

Deposits increased in the comparison period, primarily due to an increase in public unit accounts, focused marketing efforts to increase checking accounts and the offering of CD specials.  During the period, DDA and NOW account balances increased by $15.8 million and the number of such accounts increased by 3.1%.  The Bank will continue to aggressively promote checking accounts by targeting households and small- and medium-sized business accounts with its direct mail campaign and “thank you” gifts.   Checking accounts are an attractive source of funds for the Bank as they offer low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Certificates of deposit have continued to increase as interest rates continue to rise.  Further, the Bank has advertised several CD products with special rates and terms ranging from 7 to 40 months.  The cost of deposit funds increased from 2.85% at December 31, 2005 to 3.24% at June 30, 2006.

Federal Home Loan Bank Advances.  The Bank experienced growth of $10.2 million or 6.5% in FHLB of Dallas advances during the first six months of 2006.  The advances were used primarily to fund loan growth during the year.  The balance of advances at June 30, 2006 of $168.5 million consisted of $104.7 million of fixed rate advances with an average cost of 4.2% and $63.8 million of floating rate advances with an average cost of 5.3%.

Stockholders’ Equity.  Stockholders’ equity increased $1.1 million from December 31, 2005 to June 30, 2006.  The increase in stockholders’ equity was primarily due to net income of $4.3 million and the issuance of treasury stock due to proceeds received from the exercise of stock options of $743,000, offset by the purchase of treasury stock totaling $3.3 million during the first six months of 2006.  In addition, during the six months ended June 30, 2006, cash dividends of $1.4 million were paid.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2006 for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at June 30, 2006.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented and outstanding balances at June 30, 2006.  Average balances are based on daily balances during the period.

	June 30,	Three Months Ended June 30,
	2006	2006			2005
	Yield/Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	7.13%	$740,135	$12,849	6.94%	$678,547	$10,266	6.05%
Investment securities(2)	4.83	67,136	810	4.82	61,237	710	4.64
Other interest-earning assets	5.14	6,624	78	4.70	3,529	25	2.86
Total interest-earning assets	6.92	813,895	13,737	6.75	743,313	11,001	5.92
Noninterest-earning assets		61,082			52,997
Total assets		$874,977			$796,310
Interest-bearing liabilities:
Deposits	3.24	630,727	4,926	3.12	589,009	3,480	2.36
FHLB advances	4.62	159,596	1,778	4.46	126,229	1,108	3.51
Total interest-bearing liabilities	3.53	790,323	6,704	3.39	715,238	4,588	2.57
Noninterest-bearing liabilities		5,989			5,155
Total liabilities		796,312			720,393
Stockholders’ equity		78,665			75,917
Total liabilities and stockholders’ equity		$874,977			$796,310
Net interest income			$7,033			$6,413
Net earning assets		$23,572			$28,075
Interest rate spread	3.39%			3.36%			3.35%
Net interest margin				3.46%			3.45%
Ratio of interest-earning assets to interest-bearing liabilities				102.98%			103.93%

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$735,448	$25,075	6.82%	$665,064	$20,150	6.06%
Investment securities(2)	66,128	1,576	4.77	61,510	1,408	4.58
Other interest-earning assets	7,667	175	4.54	2,939	39	2.64
Total interest-earning assets	809,243	26,826	6.63	729,513	21,597	5.92
Noninterest-earning assets	60,570			51,956
Total assets	$869,813			$781,469
Interest-bearing liabilities:
Deposits	622,495	9,371	3.01	585,715	6,764	2.31
FHLB advances	162,846	3,520	4.32	114,886	1,952	3.40
Total interest-bearing liabilities	785,341	12,891	3.28	700,601	8,716	2.49
Noninterest-bearing liabilities	6,183			5,164
Total liabilities	791,524			705,765
Stockholders’ equity	78,289			75,704
Total liabilities and stockholders’ equity	$869,813			$781,469
Net interest income		$13,935			$12,881
Net earning assets	$23,902			$28,912
Interest rate spread			3.35%			3.43%
Net interest margin			3.44%			3.53%
Ratio of interest-earning assets to interest-bearing liabilities			103.04%			104.13%

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

	Three Months Ended June 30, 2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase
	(In Thousands)
Interest income:
Loans receivable	$932	$1,514	$137	$2,583
Investment securities	68	29	3	100
Other interest-earning assets	22	16	15	53
Total interest-earning assets	1,022	1,559	155	2,736

Interest expense:
Deposits	247	1,119	80	1,446
FHLB advances	293	299	78	670
Total interest-bearing liabilities	540	1,418	158	2,116
Net change in net interest income	$482	$141	$(3)	$620

	Six Months Ended June 30, 2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase
	(In Thousands)
Interest income:
Loans receivable	$2,132	$2,526	$267	$4,925
Investment securities	105	59	4	168
Other interest-earning assets	63	28	45	136
Total interest-earning assets	2,300	2,613	316	5,229

Interest expense:
Deposits	424	2,054	129	2,607
FHLB advances	815	531	222	1,568
Total interest-bearing liabilities	1,239	2,585	351	4,175
Net change in net interest income	$1,061	$28	$(35)	$1,054

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended June 30, 2006 and 2005 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2006	2005	2006 vs 2005	2006 vs 2005
Interest income:
Loans receivable	$12,849	$10,266	$2,583	25.2%
Investment securities	810	710	100	14.1%
Other	78	25	53	212.0%
Total interest income	13,737	11,001	2,736	24.9%
Interest expense:
Deposits	4,926	3,480	1,446	41.6%
Other borrowings	1,778	1,108	670	60.5%
Total interest expense	6,704	4,588	2,116	46.1%
Net interest income before provision for loan losses	7,033	6,413	620	9.7%
Provision for loan losses	359	287	72	25.1%
Net interest income after provision for loan losses	6,674	6,126	548	9.0%
Noninterest income:
Deposit fee income	1,237	1,105	132	12.0%
Gain on sale of loans	278	182	96	52.7%
Other	570	437	133	30.4%
Total noninterest income	2,085	1,724	361	20.9%
Noninterest expenses:
Salaries and employee benefits	3,259	3,013	246	8.2%
Net occupancy expense	582	506	76	15.0%
Advertising and public relations	317	241	76	31.5%
Other	1,220	1,219	1	0.1%
Total noninterest expenses	5,378	4,979	399	8.0%
Income before income taxes	3,381	2,871	510	17.8%
Provision for income taxes	1,106	922	184	20.0%
Net income	$2,275	$1,949	$326	16.7%

Basic earnings per share	$0.45	$0.39	$0.06	15.4%
Diluted earnings per share	$0.44	$0.37	$0.07	18.9%

Interest rate spread	3.36%	3.35%
Net interest margin	3.46%	3.45%

Full-time equivalents	303.8	261.5

Full-service offices	18	15

The table below presents a comparison of results of operations for the six months ended June 30, 2006 and 2005 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2006	2005	2006 vs 2005	2006 vs 2005
Interest income:
Loans receivable	$25,075	$20,150	$4,925	24.4%
Investment securities	1,576	1,408	168	11.9%
Other	175	39	136	348.7%
Total interest income	26,826	21,597	5,229	24.2%
Interest expense:
Deposits	9,371	6,764	2,607	38.5%
Other borrowings	3,520	1,952	1,568	80.3%
Total interest expense	12,891	8,716	4,175	47.9%
Net interest income before provision for loan losses	13,935	12,881	1,054	8.2%
Provision for loan losses	643	536	107	20.0%
Net interest income after provision for loan losses	13,292	12,345	947	7.7%
Noninterest income:
Deposit fee income	2,315	2,114	201	9.5%
Gain on sale of loans	475	316	159	50.3%
Other	1,612	864	748	86.6%
Total noninterest income	4,402	3,294	1,108	33.6%
Noninterest expenses:
Salaries and employee benefits	6,979	6,016	963	16.0%
Net occupancy expense	1,171	1,005	166	16.5%
Advertising and public relations	640	482	158	32.8%
Other	2,610	2,373	237	10.0%
Total noninterest expenses	11,400	9,876	1,524	15.4%
Income before income taxes	6,294	5,763	531	9.2%
Provision for income taxes	2,034	1,850	184	10.0%
Net income	$4,260	$3,913	$347	8.9%

Basic earnings per share	$0.85	$0.79	$0.06	7.6%
Diluted earnings per share	$0.83	$0.75	$0.08	10.7%

Interest rate spread	3.35%	3.43%
Net interest margin	3.44%	3.53%

Average full-time equivalents	303.8	254.4

Full-service offices	18	15

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

Interest Income.  The increase in interest income for the three and six month comparative periods was primarily due to an increase in the average balance of loans and an increase in the average yield earned on loans.  The increase in the average yield earned on loans was due to increased rates on new loans, particularly construction loans, in conjunction with recent increases in market interest rates.  The average balance of loans increased primarily due to increased construction loan origination activity.

Interest Expense.   The increase in interest expense for the three and six month comparative periods was primarily due to an increase in the average rate paid on deposits and an increase in the average balance of and rate paid on  FHLB advances.  The increase in the average rates paid on deposit accounts reflects both the shift in deposits from money market accounts to higher rate certificates of deposit as well as increases in market interest rates.  The average balance of FHLB advances increased due to advances being used to fund loan growth.  The rates paid on FHLB advances increased due to increases in market interest rates.

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

The increase in the provision for loan losses in the three and six month comparative periods was due primarily to an increase in specific loan loss allowances related to speculative construction loans.

Noninterest Income.  Deposit fee income increased for both the three and six month comparative periods as a result of the Bank’s continued promotion of Bounce ProtectionTM overdraft service as well as an increase in the number of checking accounts.  The number of checking accounts increased approximately 5.6% from June 30, 2005 to June 30, 2006.  The Bank plans to continue to aggressively promote checking accounts in 2006 through direct mail campaigns to expand its checking accounts and increase deposit fee income.

Gain on sale of loans increased for the three and six month comparative period due to an increase in volume of loans sold.

The increase in other noninterest income for the six month comparative period was primarily due to nonrecurring gains on the sales of two properties totaling approximately $528,000 during the first quarter.  These properties represented excess land and a building adjacent to two existing branches.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	2006 vs 2005	2006	2005	2006 vs 2005
Salaries	$2,606	$2,027	$579	$5,125	$4,005	$1,120
Payroll taxes	211	174	37	467	408	59
Insurance	173	153	20	344	300	44
ESOP (1)	—	495	(495)	508	975	(467)
401(k)	22	—	22	22	—	22
Stock compensation (2)	12	7	5	42	13	29
Defined benefit plan contribution	196	122	74	393	245	148
Other	39	35	4	78	70	8
Total	$3,259	$3,013	$246	$6,979	$6,016	$963

(1)             Employee Stock Ownership Plan

(2)             Includes stock options and Management Recognition and Retention Plan (“MRP”) expense.

The increases in salaries for the three and six months ended June 30, 2006 compared to the same periods in 2005, were due primarily to an increase in the number of employees and normal salary and merit increases.  Payroll taxes increased during the periods due to the increase in salaries.  The decreases in employee stock ownership plan expense during the three and six month comparative periods were due to the plan shares becoming fully allocated as of March 31, 2006.  Defined benefit plan expense increased due to an increase in the required contribution to our multi-employer plan primarily resulting from an increase in amortization cost.

The Company implemented a 401(k) Plan on June 1, 2006.  Employer matching of employee 401(k) contributions averages approximately 2.5% of salary expense compared to ESOP expense of approximately 20% of salary expense for the quarter ended March 31, 2006.

Net Occupancy Expense.  Net occupancy expense increased in the three and six month periods ended June 30 due to the opening of three new branches since the second quarter of 2005.

Advertising and Public Relations.  Advertising and public relations increased for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to increased costs in 2006 associated with the checking account marketing program, including direct mail, “thank you” gifts, marketing brochures, posters and billboards, and the business account marketing program that began in the second quarter of 2005.

Other Expenses.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase
	2006	2005	2006 vs 2005	2006	2005	2006 vs 2005
Data processing expense	$320	$412	$(92)	$764	$752	$12
Other	900	807	93	1,846	1,621	225
Total	$1,220	$1,219	$1	$2,610	$2,373	$237

Other expenses increased in the three and six month comparative periods due to expenses associated with the start up of new branches. Data processing expense decreased in the three month comparative period due to credits received in the second quarter of 2006 related to the renegotiation of the Bank’s contract with its service provider.  Similar credits were received in the first quarter of 2005, which explains why the six month period balances were comparable.

Income Taxes.  The increase in income tax expense for the three and six month comparable periods ended June 30 was primarily due to an increase in taxable income.

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

At June 30, 2006, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At June 30, 2006, the Company had no interests in non-consolidated special purpose entities.

At June 30, 2006, commitments included:

•                  total approved commitments to originate loans amounting to $9.0 million, including $1.6 million of loans committed to sell;

•                  rate lock agreements with customers of $9.3 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $5.3 million;

•                  unadvanced portion of construction loans of $58.7 million;

•                  unused lines of credit of $33.6 million;

•                  outstanding standby letters of credit of approximately $4.0 million;

•                  total predetermined overdraft protection limits of $10.9 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $276.7 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $9.3 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at June 30, 2006.

Historically, a very small percentage of predetermined overdraft limits have been used.  At June 30, 2006, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.5% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  During 2006, the use of FHLB advances increased due to increased demand for the Bank’s loan products.  At June 30, 2006, available borrowing capacity with the FHLB was in excess of $111.7 million.

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

As of June 30, 2006, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At June 30, 2006, the Bank’s tangible, core and risk-based capital ratios amounted to 8.77%, 8.77% and 11.86%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2005.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s negative gap position has adversely impacted net income as interest expense during the six months ended June 30, 2006 increased at a greater pace than the comparable increase in interest income.  Correspondingly, the Bank’s net interest margin decreased from 3.53% for the six months ended June 30, 2005 to 3.44% for the same period in 2006.   Based on the current market interest rate environment and increased competition, management anticipates continued pressure on the Bank’s interest rate spread and interest margin for the third quarter of 2006.

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

Item 2.                                              Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, to April 30, 2006	—	—	—	—
May 1, to May 31, 2006	—	—	—	—
June 1, to June 30, 2006	5,236	$22.40	—	111,084

The Company is in its 18th announced repurchase program, which was approved by the board of directors on July 28, 2005, and publicly announced on December 2, 2005.  Total shares approved to be purchased in this program are 248,316 of which 137,232 have been purchased as of June 30, 2006.

Item 3.                                              Defaults Upon Senior Securities

Not applicable.

Item 4.                                              Submission of Matters to a Vote of Security Holders

On April 25, 2006, the Corporation held an annual meeting of stockholders for the following purposes:

(1)                          To elect two directors for a term of three years; and

(2)                          To ratify the appointment by the Board of Directors of Deloitte and Touche LLP as the Corporation’s independent auditors for the year ending December 31, 2006.

The results of the voting are set forth below:

Proposal One (Election of Director):

NAME	FOR	AGAINST/ WITHHELD	NOT VOTED
Jeffrey L. Brandt	4,150,864	37,756	891,490
John P. Hammerschmidt	4,147,790	40,830	891,490

Proposal Two (Ratification of Auditors):

FOR	AGAINST	ABSTAIN	NOT VOTED
4,175,113	1,611	11,896	891,490

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: July 25, 2006	By:	/s/ Larry J. Brandt
Larry J. Brandt CEO

Date: July 25, 2006	By:	/s/ Sherri R. Billings
Sherri R. Billings CFO