Form 10-Q
period 2006-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2006-10-30
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 23, 2006, there were issued and outstanding 4,977,393 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2006 and December 31, 2005 (unaudited)	1

	Consolidated Statements of Income for the three and nine months ended September 30, 2006 and 2005 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2006 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II.	Other Information

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$30,671	$21,109
Investment securities held to maturity	60,855	56,695
Federal Home Loan Bank stock	8,329	8,412
Loans receivable, net	716,669	719,214
Accrued interest receivable	10,011	7,490
Real estate acquired in settlement of loans, net	1,688	892
Office properties and equipment, net	19,509	18,522
Cash surrender value of life insurance	19,210	18,654
Prepaid expenses and other assets	1,237	1,423

TOTAL ASSETS	$868,179	$852,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$641,600	$611,667
Federal Home Loan Bank advances	144,032	158,240
Advance payments by borrowers for taxes and insurance	528	847
Other liabilities	3,317	3,815
Total liabilities	789,477	774,569

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 4,977,393 and 5,048,662 shares outstanding at September 30, 2006 and December 31, 2005, respectively	103	103
Additional paid-in capital	56,708	56,252
Employee stock benefit plans	(83)	(140)
Retained earnings-substantially restricted	87,376	83,584
	144,104	139,799
Treasury stock, at cost, 5,330,109 and 5,258,840 shares at September 30, 2006 and December 31, 2005, respectively	(65,402)	(61,957)
Total stockholders’ equity	78,702	77,842

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$868,179	$852,411

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

INTEREST INCOME:
Loans receivable	$12,627	$11,150	$37,703	$31,300
Investment securities:
Taxable	650	561	1,853	1,610
Nontaxable	185	180	558	538
Other	219	25	393	64
Total interest income	13,681	11,916	40,507	33,512

INTEREST EXPENSE:
Deposits	5,449	3,742	14,819	10,505
Other borrowings	1,858	1,393	5,378	3,345
Total interest expense	7,307	5,135	20,197	13,850

NET INTEREST INCOME	6,374	6,781	20,310	19,662

PROVISION FOR LOAN LOSSES	484	285	1,128	820

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,890	6,496	19,182	18,842

NONINTEREST INCOME:
Deposit fee income	1,264	1,193	3,579	3,307
Earnings on life insurance policies	187	191	556	579
Gain on sale of loans	252	195	727	511
Other	327	239	1,570	714
Total noninterest income	2,030	1,818	6,432	5,111

NONINTEREST EXPENSES:
Salaries and employee benefits	3,195	3,256	10,174	9,272
Net occupancy expense	613	532	1,784	1,537
Data processing	341	392	1,100	1,145
Professional fees	93	101	288	321
Advertising and public relations	342	318	982	801
Postage and supplies	188	186	605	566
Other	694	528	1,934	1,546
Total noninterest expenses	5,466	5,313	16,867	15,188

INCOME BEFORE INCOME TAXES	2,454	3,001	8,747	8,765
INCOME TAX PROVISION	754	965	2,787	2,815
NET INCOME	$1,700	$2,036	$5,960	$5,950

EARNINGS PER SHARE:
Basic	$0.34	$0.41	$1.19	$1.19

Diluted	$0.33	$0.39	$1.16	$1.14

Cash Dividends Declared	$0.15	$0.13	$0.43	$0.37

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(In thousands, except share data)
(Unaudited)

				Employee
	Issued		Additional	Stock
	Common Stock		Paid-In	Benefit	Retained
	Shares	Amount	Capital	Plans	Earnings

Balance, January 1, 2006	10,307,502	$103	$56,252	$(140)	$83,584
Net income					5,960
Release of ESOP shares			407	104
Tax effect of stock compensation plan			252
Treasury shares reissued due to exercise of stock options			(270)
Purchase of treasury stock, at cost
Stock compensation expense			67	(47)
Dividends paid					(2,168)

Balance, September 30, 2006	10,307,502	$103	$56,708	$(83)	$87,376

			Total
	Treasury Stock		Stockholders’
	Shares	Amount	Equity
Balance, January 1, 2006	5,258,840	$(61,957)	$77,842
Net income			5,960
Release of ESOP shares			511
Tax effect of stock compensation plan			252
Treasury shares reissued due to exercise of stock options	(113,631)	1,176	906
Purchase of treasury stock, at cost	188,900	(4,667)	(4,667)
Stock compensation expense	(4,000)	46	66
Dividends paid			(2,168)

Balance, September 30, 2006	5,330,109	$(65,402)	$78,702

See notes to unaudited consolidated financial statements

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

OPERATING ACTIVITIES:
Net income	$5,960	$5,950
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,128	820
Provision for real estate losses	—	30
Deferred tax provision (benefit)	9	(95)
Accretion of discounts on investment securities, net	(5)	(1)
Federal Home Loan Bank stock dividends	(294)	(168)
(Gain) loss on disposition of office properties and equipment	(233)	4
Gain on sale of repossessed assets, net	(43)	(14)
Originations of loans held for sale	(52,436)	(37,565)
Proceeds from sales of loans held for sale	53,404	36,901
Gain on sale of loans originated to sell	(727)	(511)
Depreciation	966	885
Amortization of deferred loan fees, net	192	115
Release of ESOP shares	511	1,503
Stock compensation expense	66	20
Earnings on life insurance policies	(556)	(579)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,521)	(2,042)
Prepaid expenses and other assets	187	323
Other liabilities	(255)	1,056
Net cash provided by operating activities	5,353	6,632

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(6,445)	(3,939)
Proceeds from maturities/calls of investment securities held to maturity	2,290	4,416
Purchases of FHLB stock	—	(3,285)
Redemptions of FHLB stock	377	—
Loan participations sold	3,419	1,787
Loan originations, net of repayments	(5,964)	(81,199)
Proceeds from sales of repossessed assets	2,775	492
Proceeds from sales of office properties and equipment	251	4
Purchases of office properties and equipment	(1,971)	(3,340)
Net cash used in investing activities	(5,268)	(85,064)

FINANCING ACTIVITIES:
Net increase in deposits	29,933	6,874
Advances from FHLB	55,000	131,243
Repayment of advances from FHLB	(69,208)	(51,508)
Net decrease in advance payments by borrowers for taxes and insurance	(319)	(162)
Purchase of treasury stock	(4,667)	(5,722)
Reissued treasury stock	906	1,952
Dividends paid	(2,168)	(1,872)
Net cash provided by financing activities	9,477	80,805

Net increase in cash and cash equivalents	9,562	2,373

(Continued)

	Nine Months Ended September 30,
	2006	2005

CASH AND CASH EQUIVALENTS:
Beginning of period	$21,109	$16,003
End of period	$30,671	$18,376

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$19,820	$13,443
Income taxes	$2,625	$2,053

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$3,529	$293

(Concluded)

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Principles of Consolidation

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and the Bank.  All intercompany transactions have been eliminated in consolidation.

The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s 2005 Annual Report to Stockholders.

Note 2 — Recent Accounting Standards

We adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2006, using the modified prospective approach.  The adoption of this Statement did not have a material effect on the financial statements of the Company nor is it expected to have a material effect on any future periods for existing stock-based compensation grants.

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction.  The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact, if any, of the adoption of FIN 48 on our financial statements.

Note 3 — Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2006 and 2005 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic weighted - average shares	5,006,730	4,990,081	5,021,110	4,984,411
Effect of dilutive securities	111,206	222,985	124,131	251,165
Diluted weighted - average shares	5,117,936	5,213,066	5,145,241	5,235,576

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, the methodology for the determination of our allowance for loan losses, due to the judgments, estimates and assumptions inherent in that policy, is critical to preparation of our financial statements.  This policy and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our financial statements to this critical accounting policy, the use of other judgments, estimates and assumptions could result in material differences in our financial condition or results of operations.

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between September 30, 2006 and December 31, 2005 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	September 30,	December 31,	Increase	Percentage
	2006	2005	(Decrease)	Change
ASSETS
Cash and cash equivalents	$30,671	$21,109	$9,562	45.3%
Investment securities held to maturity	60,855	56,695	4,160	7.3%
Loans receivable, net	716,669	719,214	(2,545)	(0.4)%
Accrued interest receivable	10,011	7,490	2,521	33.7%
Real estate acquired in settlement of loans, net	1,688	892	796	89.2%
Office properties and equipment, net	19,509	18,522	987	5.3%
Prepaid expenses and other assets	28,776	28,489	287	1.0%

TOTAL	$868,179	$852,411	$15,768	1.9%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$641,600	$611,667	$29,933	4.9%
Federal Home Loan Bank advances	144,032	158,240	(14,208)	(9.0)%
Other liabilities	3,845	4,662	(817)	(17.5)%

Total liabilities	789,477	774,569	14,908	1.9%

STOCKHOLDERS’ EQUITY	78,702	77,842	860	1.1%

TOTAL	$868,179	$852,411	$15,768	1.9%

BOOK VALUE PER SHARE	$15.81	$15.42

EQUITY TO ASSETS	9.1%	9.1%

Loans Receivable.  Changes in loan composition between September 30, 2006 and December 31, 2005 are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase	Percentage
	2006	2005	(Decrease)	Change

One- to four-family residences	$257,678	$269,660	$(11,982)
Multi-family	9,974	12,900	(2,926)
Commercial real estate	116,789	119,323	(2,534)
Land	43,509	38,355	5,154
Construction:
One- to four-family residences	40,110	51,579	(11,469)
Speculative one- to four-family residences	91,702	104,001	(12,299)
Multi-family	10,220	20,919	(10,699)
Commercial real estate	24,729	22,331	2,398
Land development	47,680	40,232	7,448
Total first mortgage loans	642,391	679,300	(36,909)	(5.4)%

Commercial	39,818	32,693	7,125	21.8%

Home equity and second mortgage	53,795	49,680	4,115
Automobile	13,186	15,748	(2,562)
Other	14,114	13,149	965
Total consumer	81,095	78,577	2,518	3.2%

Total loans receivable	763,304	790,570	(27,266)	(3.4)%
Less:
Undisbursed construction loan funds	(44,290)	(69,086)	24,796
Unearned discounts and net deferred loan costs (fees)	86	(156)	242
Allowance for loan losses	(2,431)	(2,114)	(317)

Loans receivable, net	$716,669	$719,214	$(2,545)	(0.4)%

The decrease in the Bank’s loan portfolio was primarily due to a softening of the housing market in Northwest Arkansas.  Market data indicates an overall decrease in home sales in Benton and Washington counties in 2006 compared to 2005.   The Bank’s mortgage loan originations were down 32% for the nine months ended September 30, 2006, compared to the same period in 2005, with half of this reduction occurring in the third quarter.  Although the economy in the Northwest Arkansas region continues to be strong as reflected in sustained job and population growth, the supply of new residential lots and new speculative homes for sale has outpaced demand in recent months.  The $34 million decrease in one- to four-family, speculative and multi-family construction loans was both a result of a general slowdown in housing finance and the Bank’s decision to reduce its lending activity in these areas due to the oversupply in the Northwest Arkansas market.

Originations of loans for sale in the secondary market increased by 40% for the nine months ended September 30, 2006, compared to the same period in 2005.  This component of our mortgage loan business has remained strong due to continued low long-term secondary market mortgage interest rates.

The Bank will continue to emphasize residential, consumer, and commercial real estate lending and to a lesser degree construction lending.  Construction lending will generally be reduced and will primarily be focused on custom homes for primary residences and to a lesser degree on speculative construction loans. The loans will also be used as an opportunity to cross-sell its other banking products, as long as prudent lending opportunities are available.

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$2,811	$2,630
Construction loans	6,734	1,177
Commercial real estate	1,015	707
Commercial loans	1,977	236
Consumer loans	1,186	556
Total nonaccrual loans	13,723	5,306

Accruing loans 90 days or more past due	3,009	1,600
Restructured loans	—	6,264
Real estate owned	1,688	892

Total nonperforming assets	$18,420	$14,062

Total nonaccrual and restructured loans as a percentage of total loans receivable	2.19%	1.67%

Total nonperforming assets as a percentage of total assets	2.12%	1.65%

Total nonaccrual loans increased $8.4 million to $13.7 million at September 30, 2006, compared to December 31, 2005, due primarily to an increase of $5.6 million in nonaccrual construction loans. As indicated previously, in recent months the Northwest Arkansas market has experienced a general slowdown in housing as well as an oversupply of lots and speculative homes.  Certain of the Bank’s homebuilders are experiencing extended marketing times for the sales of their speculative homes which has resulted in inadequate cash flow to service the interest carry on their loans.  The Bank’s policy is to cease accrual of interest on loans more than 90 days delinquent unless the Bank reasonably believes it will collect the interest without extraordinary collection efforts.  The Bank is exercising forbearance with some of its construction borrowers in order to allow additional time to liquidate the homes and believes it is adequately collateralized on these loans.

The increase in real estate owned was due to the addition of six speculative homes during the third quarter, two of which were sold and closed prior to quarter end.  Three of the four remaining homes are not complete and the Bank plans to complete the construction of these homes.  Construction costs are added to the real estate owned balance to the extent that the resulting balance does not exceed the estimated fair value of the property less estimated selling costs.

At December 31, 2005, restructured loans consisted of commercial and commercial real estate loans to two borrowers.  During the quarter ended September 30, 2006, one of these relationships was removed from the nonperforming asset list as the loans have paid as agreed for over one year since the restructuring took place and the Bank believes it will be able to collect all principal and interest due under the notes.  The other borrowing relationship totaled $3.8 million at September 30, 2006, $800,000 of which is reported under the commercial category of nonaccrual loans.  All of the loans in this relationship are over 90 days past due at September 30, 2006.  We have estimated a loss of approximately $128,000 on this relationship and have recorded such as a specific loan loss allowance as of September 30, 2006.  However, the collateral on certain of these loans includes accounts receivable, inventory, and franchise rights which are inherently more difficult to value than real estate.  The Bank intends to obtain updated financial information to estimate the current value of the collateral.  Subsequent to September 30, 2006, the Bank’s counsel sent a letter to the borrower demanding payment in full of the outstanding indebtedness owed to the Bank.  The Bank may be required to record loan losses significantly greater than the amount estimated, particularly in light of the nature of the collateral.

In addition, the Bank has $10.0 million of potential problem loans with three homebuilders.  The first relationship totals $6.6 million and consists of five speculative homes, two subdivision development loans, and a first mortgage and a home equity loan on the borrower’s primary residence.  At September 30, 2006, the two subdivision loans had matured and were less than 30 days past due.  The borrower has formulated a plan to pay the interest due and has made a partial payment. The second relationship totals $2.4 million and consists of three speculative homes and three lots totaling $1.8 million and commercial loans totaling $600,000.  At September 30, 2006, four of the loans totaling $441,000 were over 90 days past due and are reflected in the commercial loans total in nonaccrual loans above. Four additional loans totaling $1.1 million were less than 30 days past due and the remainder of the loans were current. The third relationship totals $1.1 million and consists of six speculative homes.  This borrower filed for bankruptcy protection subsequent to quarter end.  Based on facts and circumstances at September 30, 2006, including market conditions, we have estimated no loss on these relationships.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$2,448	$2,022	$2,114	$1,846
Provisions for estimated losses	484	285	1,128	820
Recoveries	55	31	139	82
Losses charged off	(556)	(262)	(950)	(672)
Balance at end of period	$2,431	$2,076	$2,431	$2,076

Changes in the composition of the allowance for loan losses between September 30, 2006 and December 31, 2005 are presented in the following table (in thousands):

	September 30,	December 31,	Increase
	2006	2005	(Decrease)
General	$2,011	$1,831	$180
Specific	383	183	200
Unallocated	37	100	(63)
	$2,431	$2,114	$317

The general component of the allowance for loan losses increased due to an increase in loss experience on construction loans.  The specific component of the allowance for loan losses increased primarily due to specific allowances on home equity loans and the $128,000 specific allowance discussed previously.

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

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan portfolio.  In the event the economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral-dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

Although we consider the allowance for loan losses of approximately $2.4 million appropriate and adequate to cover losses inherent in our loan portfolio at September 30, 2006, no assurance can be given that we will not sustain loan losses that are significantly different from the amount provided, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including future declines in real estate market conditions, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between September 30, 2006 and December 31, 2005 are presented in the following table (in thousands).

	September 30,	December 31,	Increase
	2006	2005	(Decrease)
U.S. Government and agency obligations	$44,357	$40,034	$4,323
Municipal securities	16,498	16,661	(163)
Total	$60,855	$56,695	$4,160

During the first nine months of 2006, investment securities totaling $6.4 million were purchased and $2.3 matured or were called.

At September 30, 2006, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$44,357	$43,199
Municipal securities	16,498	16,627
Total	$60,855	$59,826

Accrued Interest Receivable.   The increase in accrued interest receivable was primarily due to an increase in the number of days accrued as well as an increase in the loan yield at September 30, 2006 compared to December 31, 2005.

Real Estate Acquired in Settlement of Loans, Net.   The increase in real estate acquired in settlement of loans, net, was due to four construction loans foreclosed in the third quarter.  See Asset Quality section.

Deposits.  Changes in the composition of deposits between September 30, 2006 and December 31, 2005 are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase	Percentage
	2006	2005	(Decrease)	Change
DDA and NOW accounts	$134,143	$125,397	$8,746	7.0%
Money Market accounts	53,816	64,021	(10,205)	(15.9)%
Savings accounts	28,004	30,521	(2,517)	(8.3)%
Certificates of deposit	425,637	391,728	33,909	8.7%

Total deposits	$641,600	$611,667	$29,933	4.9%

Deposits increased in the comparison period primarily due to an increase in public unit accounts, focused marketing efforts to increase checking accounts and the offering of CD specials.  During the period, DDA and NOW account balances increased by $8.7 million and the number of such accounts increased by 3.4%.  The Bank will continue to aggressively promote checking accounts by targeting households and small- and medium-sized business accounts with its direct mail campaign and “thank you” gifts.   Checking accounts are an attractive source of funds for the Bank as they offer low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Certificates of deposit have continued to increase as interest rates continue to rise.  Further, the Bank has advertised several CD products with special rates and terms ranging from 7 to 40 months.  The cost of deposit funds increased from 2.85% at December 31, 2005 to 3.51% at September 30, 2006.

Federal Home Loan Bank Advances.  The Bank was able to use funds from deposit growth to repay FHLB of Dallas advances during the quarter.  FHLB advances decreased by $14.2 million or 9% during the nine months ended September 30, 2006.  The balance of advances at September 30, 2006 of $144.0 million consisted of $90.0 million of fixed rate advances with an average cost of 4.20% and $54.0 million of floating rate advances with an average cost of 5.35%.

Stockholders’ Equity.  Stockholders’ equity increased $860,000 from December 31, 2005 to September 30, 2006.  The increase in stockholders’ equity was primarily due to net income of $6.0 million and the issuance of treasury stock due to proceeds received from the exercise of stock options of $906,000, offset by the purchase of treasury stock totaling $4.7 million during the first nine months of 2006.  In addition, during the nine months ended September 30, 2006, cash dividends of $2.2 million were paid.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2006 for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the yields earned and rates paid at September 30, 2006.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented and outstanding balances at September 30, 2006.  Average balances are based on daily balances during the period.

		Three Months Ended September 30,
	September 30, 2006	2006			2005
	Yield/Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	7.33%	$730,630	$12,627	6.91%	$697,983	$11,150	6.39%
Investment securities(2)	4.89	68,496	835	4.87	63,272	741	4.68
Other interest-earning assets	5.21	16,972	219	5.17	3,079	25	3.29
Total interest-earning assets	7.08	816,098	13,681	6.71	764,334	11,916	6.24
Noninterest-earning assets		62,556			51,215
Total assets		878,654			$815,549
Interest-bearing liabilities:
Deposits	3.51	635,245	5,449	3.43	588,858	3,742	2.54
FHLB advances	4.63	157,615	1,858	4.72	148,273	1,393	3.76
Total interest-bearing liabilities	3.71	792,860	7,307	3.69	737,131	5,135	2.79
Noninterest-bearing liabilities		6,216			5,354
Total liabilities		799,076			742,485
Stockholders’ equity		79,578			73,064
Total liabilities and stockholders’ equity		$878,654			$815,549

Net interest income			$6,374			$6,781
Net earning assets		$23,238			$27,203
Interest rate spread	3.37%			3.02%			3.45%
Net interest margin				3.12%			3.55%
Ratio of interest-earning assets to interest-bearing liabilities				102.93%			103.69%

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$733,842	$37,703	6.85%	$676,037	$31,300	6.17%
Investment securities(2)	66,917	2,411	4.80	62,097	2,148	4.61
Other interest-earning assets	10,769	393	4.87	2,986	64	2.86
Total interest-earning assets	811,528	40,507	6.66	741,120	33,512	6.03
Noninterest-earning assets	61,233			51,709
Total assets	872,761			$792,829
Interest-bearing liabilities:
Deposits	626,745	14,819	3.15	586,762	10,505	2.39
FHLB advances	161,103	5,378	4.45	126,015	3,345	3.54
Total interest-bearing liabilities	787,848	20,197	3.42	712,777	13,850	2.59
Noninterest-bearing liabilities	6,194			5,227
Total liabilities	794,042			718,004
Stockholders’ equity	78,719			74,825
Total liabilities and stockholders’ equity	$872,761			$792,829

Net interest income		$20,310			$19,662
Net earning assets	$23,680			$28,343
Interest rate spread			3.24%			3.44%
Net interest margin			3.34%			3.54%
Ratio of interest-earning assets to interest-bearing liabilities			103.01%			103.98%

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

	Three Months Ended September 30,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$522	$913	$42	$1,477
Investment securities	61	30	3	94
Other interest-earning assets	114	14	66	194
Total interest-earning assets	697	957	111	1,765

Interest expense:
Deposits	295	1,309	103	1,707
FHLB advances	88	355	22	465
Total interest-bearing liabilities	383	1,664	125	2,172
Net change in net interest income	$314	$(707)	$(14)	$(407)

	Nine Months Ended September 30,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase
	(In Thousands)
Interest income:
Loans receivable	$2,676	$3,434	$293	$6,403
Investment securities	167	89	7	263
Other interest-earning assets	167	45	117	329
Total interest-earning assets	3,010	3,568	417	6,995

Interest expense:
Deposits	716	3,369	229	4,314
FHLB advances	931	862	240	2,033
Total interest-bearing liabilities	1,647	4,231	469	6,347
Net change in net interest income	$1,363	$(663)	$(52)	$648

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended September 30, 2006 and 2005 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2006	2005	2006 vs 2005	2006 vs 2005
Interest income:
Loans receivable	$12,627	$11,150	$1,477	13.2%
Investment securities	835	741	94	12.7%
Other	219	25	194	776.0%
Total interest income	13,681	11,916	1,765	14.8%
Interest expense:
Deposits	5,449	3,742	1,707	45.6%
Other borrowings	1,858	1,393	465	33.4%
Total interest expense	7,307	5,135	2,172	42.3%
Net interest income before provision for loan losses	6,374	6,781	(407)	(6.0)%
Provision for loan losses	484	285	199	69.8%
Net interest income after provision for loan losses	5,890	6,496	(606)	(9.3)%
Noninterest income:
Deposit fee income	1,264	1,193	71	6.0%
Gain on sale of loans	252	195	57	29.2%
Other	514	430	84	19.5%
Total noninterest income	2,030	1,818	212	11.7%
Noninterest expenses:
Salaries and employee benefits	3,195	3,256	(61)	(1.9)%
Net occupancy expense	613	532	81	15.2%
Advertising and public relations	342	318	24	7.6%
Other	1,316	1,207	109	9.0%
Total noninterest expenses	5,466	5,313	153	2.9%
Income before income taxes	2,454	3,001	(547)	(18.2)%
Provision for income taxes	754	965	(211)	(21.9)%
Net income	$1,700	$2,036	$(336)	(16.5)%

Basic earnings per share	$0.34	$0.41	$(0.07)	(17.1)%
Diluted earnings per share	$0.33	$0.39	$(0.06)	(15.4)%

Interest rate spread	3.02%	3.45%
Net interest margin	3.12%	3.55%

Average full-time equivalents	305	276

Full-service offices	18	16

The table below presents a comparison of results of operations for the nine months ended September 30, 2006 and 2005 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2006	2005	2006 vs 2005	2006 vs 2005
Interest income:
Loans receivable	$37,703	$31,300	$6,403	20.5%
Investment securities	2,411	2,148	263	12.2%
Other	393	64	329	514.1%
Total interest income	40,507	33,512	6,995	20.9%
Interest expense:
Deposits	14,819	10,505	4,314	41.1%
Other borrowings	5,378	3,345	2,033	60.8%
Total interest expense	20,197	13,850	6,347	45.8%
Net interest income before provision for loan losses	20,310	19,662	648	3.3%
Provision for loan losses	1,128	820	308	37.6%
Net interest income after provision for loan losses	19,182	18,842	340	1.8%
Noninterest income:
Deposit fee income	3,579	3,307	272	8.2%
Gain on sale of loans	727	511	216	42.3%
Other	2,126	1,293	833	64.4%
Total noninterest income	6,432	5,111	1,321	25.9%
Noninterest expenses:
Salaries and employee benefits	10,174	9,272	902	9.7%
Net occupancy expense	1,784	1,537	247	16.1%
Advertising and public relations	982	801	181	22.6%
Other	3,927	3,578	349	9.8%
Total noninterest expenses	16,867	15,188	1,679	11.1%
Income before income taxes	8,747	8,765	(18)	(.2)%
Provision for income taxes	2,787	2,815	(28)	(1.0)%
Net income	$5,960	$5,950	$10.2%

Basic earnings per share	$1.19	$1.19	$0.00	0.0%
Diluted earnings per share	$1.16	$1.14	$0.02	1.8%

Interest rate spread	3.24%	3.44%
Net interest margin	3.34%	3.54%

Average full-time equivalents	306	261

Full-service offices	18	16

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

Interest Income.  The increase in interest income for the three and nine month comparative periods was primarily due to an increase in the average balance of loans, an increase in the average yield earned on loans, an increase in the average balance of other interest-earning assets, and an increase in the average yield earned on other interest-earning assets. The increase in the average yield earned on loans was due to increased rates on new loans, particularly construction loans, in conjunction with recent increases in market interest rates.  The average balance of loans increased primarily due to an increase in the average balance of construction loans. The average balance of other interest-earning assets increased due to an increase in the average balance of our FHLB demand deposit account, which occurred primarily as a result of funds generated from the increase in deposits.  The average yield earned on other interest-earning assets increased due to increases in market interest rates.

Interest Expense.   The increase in interest expense for the three and nine month comparative periods was primarily due to an increase in the average rates paid on deposits and FHLB advances as well as an increase in the average balances of deposits and FHLB advances.  The increase in the average rates paid on deposit accounts reflects both the shift in deposits from money market accounts to higher rate certificates of deposit as well as increases in market interest rates. The rates paid on FHLB advances increased due to increases in market interest rates.  The average balance of deposits increased due to growth in certificates of deposit.  The average balance of FHLB advances increased due to the use of advances to fund loan growth.

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

The increase in the provision for loan losses in the three and nine month comparative periods was due primarily to an increase in loss experience on construction loans, specific allowances on home equity loans and an increase in specific loan loss allowances on commercial loans.  The chargeoffs and net gains/losses on sales of speculative real estate owned have been taken into consideration in estimating the general loan loss allowance on speculative construction loans and as a result, the loss rate used for that portion of the portfolio has been increased during the quarter.

Noninterest Income.  Deposit fee income increased for both the three and nine month comparative periods as a result of the Bank’s continued promotion of Bounce ProtectionTM overdraft service as well as an increase in the number of checking accounts.  The number of checking accounts increased approximately 4.3% from September 30, 2005 to September 30, 2006.  The Bank will continue to aggressively promote checking accounts through direct mail campaigns to expand its checking accounts and increase deposit fee income.

Gain on sale of loans increased for the three and nine month comparative period due to an increase in volume of loans sold.

The increase in other noninterest income for the nine month comparative period was primarily due to nonrecurring gains on the sales of two properties totaling approximately $528,000 during the first quarter of 2006.  These properties represented excess land and a building adjacent to two existing branches.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	2006 vs 2005	2006	2005	2006 vs 2005
Salaries	$2,495	$2,187	$308	$7,620	$6,187	$1,433
Payroll taxes	194	174	20	662	582	80
Insurance	173	161	12	517	461	56
ESOP (1)	—	502	(502)	508	1,478	(970)
401(k)	72	—	72	94	—	94
Stock compensation (2)	12	7	5	54	20	34
Defined benefit plan contribution	210	186	24	603	431	172
Other	39	39	—	116	113	3
Total	$3,195	$3,256	$(61)	$10,174	$9,272	$902

(1)          Employee Stock Ownership Plan

(2)          Includes stock options and Management Recognition and Retention Plan (“MRP”) expense.

The increases in salaries for the three and nine months ended September 30, 2006 compared to the same periods in 2005 were due primarily to an increase in the number of employees and normal salary and merit increases.  Payroll taxes increased during the periods due to the increase in salaries.  The decreases in employee stock ownership plan expense during the three and nine month comparative periods were due to the plan shares becoming fully allocated as of March 31, 2006.  Defined benefit plan expense increased due to an increase in the required contribution to our multi-employer plan primarily resulting from an increase in amortization cost.

The Company implemented a 401(k) Plan on June 1, 2006.  Employer matching of employee 401(k) contributions averages approximately 3% of salary expense.

Net Occupancy Expense.  Net occupancy expense increased in the three and nine month periods ended September 30 due to the opening of two new branches since the third quarter of 2005.

Advertising and Public Relations.  Advertising and public relations increased for the three and nine months ended September 30, 2006, compared to the same periods in 2005, primarily due to expenses associated with grand openings of branches during the first quarter of 2006.

Other Expenses.  Other expenses increased in the three and nine month comparative periods primarily due  to increases in loan-related expenses, REO-related expenses, and consulting fees.  Loan expenses increased primarily due to secondary market-related loan expenses resulting from increased secondary market loan volume.  REO-related expenses increased primarily due to losses on sales of REO and delinquent taxes paid in connection with sales of REO.  Consulting fees increased due to fees paid to third party providers for internal control self-assessment and implementation of new software.

Income Taxes.  Income tax expense for the three month and nine month comparable periods ended September 30 decreased primarily due to decreases in taxable income in each of the periods.

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

At September 30, 2006, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At September 30, 2006, the Company had no interests in non-consolidated special purpose entities.

At September 30, 2006, commitments included:

•                  total approved commitments to originate loans amounting to $7.4 million, including $3.3 million of loans committed to sell;

•                  rate lock agreements with customers of $7.8 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $2.4 million;

•                  unadvanced portion of construction loans of $44.3 million;

•                  unused lines of credit of $32.6 million;

•                  outstanding standby letters of credit of approximately $4.0 million;

•                  total predetermined overdraft protection limits of $11.7 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $314.5 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $3.3 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at September 30, 2006.

Historically, a very small percentage of predetermined overdraft limits have been used.  At September 30, 2006, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.5% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  At September 30, 2006, available borrowing capacity with the FHLB was in excess of $168.5 million.

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

As of September 30, 2006, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At September 30, 2006, the Bank’s tangible, core and risk-based capital ratios amounted to 8.89%, 8.89% and 12.12%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2005.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s negative gap position has adversely impacted net income as interest expense during the nine months ended September 30, 2006 increased at a greater pace than the comparable increase in interest income.  Correspondingly, the Bank’s net interest margin decreased from 3.54% for the nine months ended September 30, 2005 to 3.34% for the same period in 2006.  Based on the current market interest rate environment and increased competition, management anticipates continued pressure on the Bank’s interest rate spread and interest margin for the fourth quarter of 2006.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Securities Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, in the third quarter of 2006, the Company converted to a new general ledger system.  This conversion did not have a material affect on our internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, to July 31, 2006	—	—	—	—
August 1, to
August 31, 2006	10,000	$22.72	10,000	101,084
September 1, to
September 31, 2006	48,763	$24.05	48,763	52,321

The Company is in its 18th announced repurchase program, which was approved by the board of directors on July 28, 2005, and publicly announced on December 2, 2005.  Total shares approved to be purchased in this program are 248,316 of which 195,995 have been purchased as of September 30, 2006.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: October 26, 2006	By:	/s/Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date: October 26, 2006	By:	/s/Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and
Chief Accounting Officer