Form 10-K
period 2006-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2007-03-15
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File No.:  0-28312

First Federal Bancshares of Arkansas, Inc.

(Exact name of registrant as specified in its charter)

Texas	71-0785261
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

1401 Highway 62-65 North
Harrison, Arkansas	72601
(Address)	(Zip Code)

Registrant’s telephone number, including area code:  (870) 741-7641

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $.01 per share)	The Nasdaq Stock Market LLC
(Title of Class)	(Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act

None

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

As of June 30, 2006, the aggregate value of the 4,406,332 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 613,924 shares held by directors and officers of the Registrant as a group, was approximately $98.7 million.  This figure is based on the last sales price of $22.40 per share of the Registrant’s Common Stock on June 30, 2006.

Number of shares of Common Stock outstanding as of February 23, 2007:  4,869,871

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14 of this Form 10-K.

First Federal Bancshares of Arkansas, Inc.

Form 10-K

For the Year Ended December 31, 2006

PART I.

Item 1. Business

First Federal Bancshares of Arkansas, Inc.  First Federal Bancshares of Arkansas, Inc. (the “Company”) is a Texas corporation organized in January 1996 by First Federal Bank (“First Federal” or the “Bank”) for the purpose of becoming a unitary holding company of the Bank.  The only significant assets of the Company are the capital stock of the Bank and cash.  The business and management of the Company consists of the business and management of the Bank.  The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time.  Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.  At December 31, 2006, the Company had $852.5 million in total assets, $652.3 million in total deposits and $75.6 million in stockholders’ equity.

The Company’s executive office is located at the home office of the Bank at 1401 Highway 62-65 North, Harrison, Arkansas 72601, and its telephone number is (870) 741-7641.

First Federal Bank.  The Bank is a federally chartered stock savings and loan association formed in 1934.  First Federal conducts business from its main office and seventeen full service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties.  First Federal’s deposits are insured by the Deposit Insurance Fund (“DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”), to the maximum extent permitted by law.

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

The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision (“OTS”), which is the Bank’s chartering authority and primary regulator.  The Bank is also regulated by the FDIC, the administrator of the DIF.  The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System (“FRB”) and is a member of the Federal Home Loan Bank (“FHLB”) of Dallas, which is one of the 12 regional banks comprising the FHLB System.

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

Employees

The Bank had 279 full-time employees and 50 part-time employees at December 31, 2006, compared to 283 full-time employees and 50 part-time employees at December 31, 2005.   None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

Available Information

The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable on or through its website located at www.ffbh.com after filing with the United States Securities and Exchange Commission (“SEC”).

Competition

The Bank faces strong competition both in attracting deposits and making loans.  Its most direct competition for deposits has historically come from other savings associations, community banks, credit unions and commercial banks, including many large financial institutions that have greater financial and marketing resources available to them.  In addition, the Bank has faced additional significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities.  The ability of the Bank to attract and retain savings and certificates of deposit depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.  The Bank’s ability to increase checking deposits depends on offering competitive checking accounts and promoting these products through effective channels.  Additionally, the Bank offers convenient hours, locations and online services to maintain and attract customers.

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

Lending Activities

General.  At December 31, 2006, the Bank’s portfolio of net loans receivable amounted to $693.1 million or 81.3% of the Company’s total assets.  The Bank has traditionally concentrated its lending activities on loans collateralized by real estate.  Consistent with such approach, $625.2 million or 85.0% of the Bank’s total portfolio of loans receivable (“total loan portfolio”) consisted of loans collateralized by first mortgage loans at December 31, 2006.

In recent years, the Bank has placed an increased emphasis on commercial real estate lending, construction lending, and commercial lending in order to diversify its loan portfolio, take advantage of market opportunities for these types of loans, and transition to more of a full-service community bank.  The table below summarizes the changes in the composition of the loan portfolio between December 31, 2002, which is the earliest year presented in the loan composition table on page 3, and December 31, 2006 (dollars in thousands):

	2006 vs 2002		December 31,
	Increase (Decrease)		2006		2002
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans

Real estate loans:
1-4 family residential	$(37,986)	(22.89)%	$251,120	34.14%	$289,106	57.03%
Multi-family residential	6,079	0.47	11,900	1.62	5,821	1.15
Commercial real estate	91,004	7.76	166,238	22.60	75,234	14.84
Construction	146,758	16.94	195,902	26.63	49,144	9.69
Total real estate loans	205,855	2.28	625,160	84.99	419,305	82.71

Commercial loans	16,806	1.08	36,407	4.95	19,601	3.87

Consumer loans	5,979	(3.36)	74,026	10.06	68,047	13.42

Total (1)	$228,640	0.00%	$735,593	100.00%	$506,953	100.00%

(1) Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

Commercial real estate, construction and commercial lending are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effect of general economic conditions on the successful operation of the related business and/or income-producing properties.  The Bank has attempted to reduce such risk by evaluating the credit history and past performance of the borrower, the quality of the borrower’s management, the debt service ratio, the quality and characteristics of the income stream generated by the business or the property and appraisals supporting the property’s valuation as applicable.  However, these types of loans, and construction loans in particular, have largely been the reason for the Bank’s significant increase in nonaccrual loans between 2005 and 2006.  See “Asset Quality.”

Loan Composition.  The following table sets forth certain data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

Real estate loans:
1-4 family residential	$251,120	34.14%	$269,660	34.11%	$282,144	40.35%	$259,121	47.09%	$289,106	57.03%
Multi-family residential	11,900	1.62	12,900	1.63	9,454	1.35	7,673	1.39	5,821	1.15
Commercial real estate	166,238	22.60	157,678	19.95	145,909	20.87	97,310	17.69	75,234	14.84
Construction	195,902	26.63	239,062	30.24	159,111	22.76	89,332	16.24	49,144	9.69
Total first mortgage loans	625,160	84.99	679,300	85.93	596,618	85.33	453,436	82.41	419,305	82.71

Commercial loans	36,407	4.95	32,693	4.14	27,545	3.94	21,491	3.91	19,601	3.87

Consumer loans:
Home equity and second mortgage loans	48,665	6.62	49,680	6.28	45,256	6.47	42,421	7.71	35,856	7.07
Automobile	12,090	1.64	15,748	1.99	19,101	2.73	22,087	4.01	22,570	4.45
Other	13,271	1.80	13,149	1.66	10,685	1.53	10,780	1.96	9,621	1.90
Total consumer loans	74,026	10.06	78,577	9.93	75,042	10.73	75,288	13.68	68,047	13.42

Total loans receivable	735,593	100.00%	790,570	100.00%	699,205	100.00%	550,215	100.00%	506,953	100.00%

Less:
Undisbursed loan funds	(40,069)		(69,086)		(62,661)		(35,181)		(20,618)
Unearned discounts and net deferred loan costs (fees)	143		(156)		(481)		(657)		(1,338)
Allowance for loan losses	(2,572)		(2,114)		(1,846)		(1,621)		(1,529)
Total loans receivable, net	$693,095		$719,214		$634,217		$512,756		$483,468

Loan Maturity and Interest Rates.  The following table sets forth certain information at December 31, 2006, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Year Through Five Years	After Five Years	Total
	(In Thousands)

Real estate loans:
1-4 family residential	$4,100	$17,994	$229,026	$251,120
Multi-family residential	—	6,697	5,203	11,900
Commercial real estate	46,600	103,365	16,273	166,238
Construction	185,490	10,412	—	195,902
Commercial loans	23,233	11,639	1,535	36,407
Consumer loans	35,989	33,706	4,331	74,026
Total(1)	$295,412	$183,813	$256,368	$735,593

(1)             Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

The following table sets forth the dollar amount of the Bank’s loans at December 31, 2006, due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)

Real estate loans:
1-4 family residential	$51,089	$195,931	$247,020
Multi-family residential	8,952	2,948	11,900
Commercial real estate	116,845	2,793	119,638
Construction	10,412	—	10,412
Commercial loans	11,137	2,037	13,174
Consumer loans	31,412	6,625	38,037
Total	$229,847	$210,334	$440,181

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

During 2006, the Bank purchased a commercial construction loan with a commitment amount of $100,000.  During 2005, the Bank purchased a $397,000 participation in a commercial real estate loan.  During 2004, the Bank purchased participations in five commercial construction loans with a total commitment amount of $13.8 million as well as a $1.2 million participation in a commercial real estate loan.  All participations purchased were current as of December 31, 2006.

To minimize interest rate risk, fixed rate loans with terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market.  The rights to service such loans are typically sold with the loans. This allows the Bank to provide its customers competitive long-term fixed rate mortgage products, which are very popular financing products for home buyers in today’s market, while not exposing the Bank to undue interest rate risk.  These loans are originated subject to Fannie Mae, Freddie Mac and the specific investor’s underwriting guidelines and are typically underwritten and validated by a third party prior to loan closing.  The Secondary Market Department of the Bank typically locks and confirms the purchase price of the loan on the day of the loan application, which protects the Bank from market price movements and ensures that the Bank will receive a fair and reasonable price on the sale of the respective loan.  Due to the loans being underwritten by a third party, the repurchase risk associated with these loans is substantially assumed by the underwriter.  The Bank believes it has minimal risk of repurchase of these loans based upon the contracts with the specific investors.  This risk typically involves potential early prepayments of the mortgage or an early default of a loan.  In 2006, 2005, and 2004, the Bank was not required to repurchase any loans.  In 2006, 2005, and 2004, the Bank’s secondary market loan sales amounted to $69.4 million, $55.4 million, and $45.8 million, respectively.  The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans on the secondary market, the Bank periodically sells larger commercial loans or participations in such loans in order to comply with the Bank’s loans to one borrower limit or for credit concentration purposes.  In such situations the loans are typically sold with servicing retained.  During the years ended December 31, 2006, 2005, and 2004, such loans sold amounted to approximately $3.4 million, $1.8 million, and $21.5 million, respectively.  At December 31, 2006, 2005, and 2004, the balances of loans sold with servicing retained were approximately $22.2 million, $19.6 million, and $18.9 million, respectively.   Loan servicing fee income for the years ended December 31, 2006, 2005, and 2004, was approximately $121,000, $100,000, and $159,000, respectively.

The following table shows the Bank’s originations, sales, purchases, and repayments of loans during the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)

Loans receivable at beginning of period	$790,570	$699,205	$550,215
Loan originations:
Real estate:
1-4 family residential	119,859	121,270	135,584
Multi-family residential	3,034	6,341	11,303
Commercial real estate	54,953	69,115	94,508
Construction	93,557	195,784	158,929
Commercial loans	21,861	29,862	28,008
Consumer:
Home equity and second mortgage loans	46,258	41,661	36,135
Automobile	7,678	9,537	12,467
Other	13,008	11,710	9,851
Total loan originations	360,208	485,280	486,785
Loan purchases	100	397	15,000
Repayments	(336,927)	(336,427)	(284,830)
Loan sales	(72,857)	(57,150)	(67,301)
Transfers to real estate owned	(6,284)	(1,002)	(894)
Other	783	267	230
Net loan activity	(54,977)	91,365	148,990
Loans receivable at end of period(1)	$735,593	$790,570	$699,205

(1)             Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

Loans to One Borrower.  A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  At December 31, 2006, the Bank’s limit on loans to one borrower was approximately $11.5 million.  At December 31, 2006, the Bank’s largest loan or group of loans to one borrower, including persons or entities related to the borrower, amounted to $10.8 million, including undisbursed loan funds.  The Bank’s ten largest loans or groups of loans to one borrower, including persons or entities related to the borrower, including unfunded commitments, totaled $92.7 million at December 31, 2006.  Two of these loans, both related to one borrower, and totaling $7.4 million, including undisbursed loan funds, were 90 days or more past due at December 31, 2006.  The funded amount of these two loans totaled $5.3 million at December 31, 2006.  See “Asset Quality” for a discussion of these loans.

One- to Four-Family Residential Real Estate Loans.  The Bank has historically concentrated its lending activities on the origination of loans collateralized by first mortgage liens on existing one- to four-family residences.  At December 31, 2006, $251.1 million or 34.1% of the Bank’s total loan portfolio consisted of one- to four-family residential real estate loans.   Of the $251.1 million of such loans at December 31, 2006, $195.9 million or 78.0% had adjustable rates of interest (including $43.6 million of seven-year adjustable rate loans) and $55.2 million or 22.0% had fixed rates of interest.

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

The Bank’s residential mortgage loans generally do not exceed 80% of the appraised value of the secured property. However, pursuant to the underwriting guidelines adopted by the board of directors, the Bank may lend up to 100% of the appraised value of the property securing a one- to four-family residential loan with private mortgage insurance to protect the portion of the loan that exceeds 80% of the appraised value.  The Bank may, on occasion, extend a loan up to 90% of the appraised value of the secured property without private mortgage insurance coverage.  However, these exceptions are minimal and are only approved on loans with exceptional credit scores, sizeable asset reserves, or other compensating factors.  At December 31, 2006, the Bank had $3.0 million of nonaccrual one- to four-family residential loans.  See “Asset Quality.”

Multi-Family Residential Real Estate Loans.  The Bank offers mortgage loans for the acquisition and refinancing of multi-family residential properties.  At December 31, 2006, $11.9 million or 1.6% of the Bank’s total loan portfolio consisted of loans collateralized by existing multi-family residential real estate properties.

The Bank currently originates both fixed rate and adjustable rate multi-family loans.  Fixed rate loans are generally originated with amortization periods not to exceed 30 years, and typically have balloon periods of three, five or seven years.  Adjustable rate loans are typically amortized over terms up to 30 years, with interest rate adjustments every three to seven years.  Loan-to-value ratios on the Bank’s multi-family real estate loans are currently limited to 80%.  It is also the Bank’s general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential real estate loans from the principals of the borrower.

Multi-family real estate lending entails significant additional risks as compared with one- to four-family residential property lending.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as regional and economic conditions generally.  At December 31, 2006, the Bank did not have any nonaccrual multi-family real estate loans.  See “Asset Quality.”

Commercial Real Estate Loans.  The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties.  At December 31, 2006, $166.2 million or 22.6% of the Bank’s total loan portfolio consisted of loans collateralized by existing commercial real estate properties and developed as well as undeveloped land. In recent years, the Bank has placed an increased emphasis on commercial real estate lending in order to transition to a more full-service community bank as well as to take advantage of the high demand for this type of property in some of the markets we serve.

Many of the Bank’s commercial real estate loans are collateralized by properties such as office buildings, convenience stores, service stations, mini-storage facilities, motels, churches, small shopping malls, and strip centers.  The Bank has experienced an increase in this type of lending over the last few years and underwrites commercial real estate loans specifically in relation to the type of property being collateralized.  Cash flows and occupancy rates are primary considerations when underwriting loans collateralized by office buildings, mini-storage facilities and motels.  Loans with borrowers that are corporations, limited liability companies, trusts, or other such legal entities are also typically personally guaranteed by the principals of the respective entity.  The financial strength of the individuals who are personally guaranteeing the loan is also a primary underwriting factor.

Commercial real estate loans include loans for the acquisition of land.  This segment of the portfolio totaled $41.7 million, $38.4 million, $30.9 million, $7.0 million, and $5.5 million, as of December 31, 2006, 2005, 2004, 2003, and 2002, respectively.  The Bank has experienced an aggregate increase in this loan portfolio during 2006, 2005 and 2004, primarily due to opportunities resulting from the growth and development of the Benton and Washington county areas discussed below.  These loans are often made to borrowers with whom the Bank has had previous favorable experience and whose personal financial position is strong.  These loans include land purchased for development into single-family subdivision lots, condominium lots, and commercial lots.  Generally, these loans are collateralized by properties in the Bank’s market areas.

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

Commercial real estate lending entails additional risks as compared to the Bank’s one- to four-family residential property loans. Commercial real estate loans generally involve larger loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate, as well as regional and economic conditions generally.  The Bank believes it has mitigated some of these additional risks by focusing its commercial real estate lending activities in the economically strong Washington/Benton County, Arkansas market.  This region is the home of the world’s largest retailer, Wal-Mart; as well as the nation’s largest meat company, Tyson Foods; the trucking firm J. B. Hunt; and the University of Arkansas.  Reports have ranked the region as one of the top performing economic areas in the country in the last few years.  Population growth, job growth and low unemployment rates in this region add additional support to the Bank’s growth in the area of commercial real estate loans.    At December 31, 2006, the Bank had $1.8 million of nonaccrual commercial real estate loans. See “Asset Quality.”

Construction Loans.  The Bank originates one- to four-family residential, multi-family, and commercial real estate construction loans.  However, the Bank’s primary emphasis has been residential construction lending.  The Bank’s construction lending activities are typically limited to the Bank’s primary market areas.  At December 31, 2006, construction loans amounted to $195.9 million or 26.6% of the Bank’s total loan portfolio, of which, $34.1 million consisted of one- to four-family residential construction loans, $78.3 million consisted of speculative one- to four-family residential construction loans, $47.5 million consisted of land development loans, $21.9 million consisted of commercial real estate construction loans, and $14.1 million consisted of multi-family residential construction loans.  As discussed above in the commercial real estate section, our market areas of Benton and Washington counties have experienced tremendous prosperity and growth and provided the Bank with increased lending opportunities, which can be demonstrated by the significant growth in construction lending over the past few years.  However, beginning in late 2005, the Bank limited its construction loan origination activity compared to previous years due to the oversupply of homes and lots in the Northwest Arkansas market and the increased amount of nonperforming construction loans.

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

The Bank makes construction loans to local builders for the purpose of construction of speculative (or unsold) residential properties, and for the construction of pre-sold one- to four-family homes.  These loans are subject to credit review, analysis of personal and, if applicable, corporate financial statements, and an appraisal of the property to be constructed. The Bank also reviews and inspects the project prior to the disbursement of funds (draws) during the construction term.  Loan proceeds are disbursed after a satisfactory inspection of the project has been made based upon percentage of completion.  Interest on these construction loans is due upon maturity.  The Bank may extend the term of a construction loan upon payment of interest accrued if the property has not been sold by the maturity date.  During 2006 the Bank began to experience an increase in the incidence of builders who were unable to pay their interest at maturity due to a softening of the housing market in Northwest Arkansas.  Although the economy in the Northwest Arkansas region continues to be strong as reflected in sustained job and population growth, the supply of new residential lots and new speculative homes for sale has outpaced demand.  Market data indicates an overall decrease in the number of home sales in Benton and Washington counties in 2006 compared to 2005.  However, the data also indicates that average price of homes sold has risen steadily in Benton County and dipped temporarily but has begun to rise again in Washington County.

Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential loans.  This is due, in part, to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders.  In addition, construction loans to a builder for construction of homes that are not pre-sold possess a greater potential risk to the Bank than construction loans to individuals on their personal residences or on houses that are pre-sold prior to the inception of the loan.  The Bank analyzes each borrower involved in speculative building and limits the principal amount and number of unsold speculative homes at any one time with such borrower.  At December 31, 2006, the Bank had nonaccrual construction loans totaling $11.3 million.  See “Asset Quality.”

Commercial Loans.  The Bank also offers commercial loans which primarily consist of equipment and inventory loans which are typically cross-collateralized by commercial real estate.  At December 31, 2006, such loans amounted to $36.4 million or 5.0% of the total loan portfolio.  At December 31, 2006, the Bank had nonaccrual commercial loans totaling $1.6 million.  See “Asset Quality.”

The Bank’s commercial loans are typically originated with fixed interest rates and call provisions between one and five years.  These loans are typically based on a maximum fifteen-year amortization schedule.  The Bank also originates interest-only commercial loans and variable rate commercial loans.  The Bank’s commercial loans do not provide for negative amortization

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers while increasing the yield on its overall loan portfolio and decreasing its interest rate risk due to the relatively shorter-term nature of consumer loans. The consumer loans offered by the Bank primarily include home equity and second mortgage loans, automobile loans, deposit account secured loans, and unsecured loans.  Consumer loans amounted to $74.0 million or 10.1% of the total loan portfolio at December 31, 2006, of which $48.7 million, $12.1 million and $13.2 million consisted of home equity and second mortgage loans, automobile loans, and other consumer loans, respectively.  The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community-oriented financial institution.

The Bank’s home equity and second mortgage loans are fixed rate loans with fully amortized terms of up to fifteen years, variable rate interest-only loans with terms up to three years, or home equity lines of credit.  The variable rate loans are typically tied to Wall Street Journal Prime, plus a margin commensurate with the risk as determined by the borrower’s credit score.  Longer-term amortizing loans typically have a balloon feature in five, seven, or ten years.  The home equity lines of credit are typically either fixed rate for a term of no longer that one year or variable rate with terms typically up to three years.  Although the Bank does not require that it hold the first mortgage on the secured property, the Bank does hold the first mortgage on a significant number of its home equity loans.  The Bank generally limits the total loan-to-value on these mortgages to 90% of the value of the secured property.

The Bank’s automobile loans are typically originated for the purchase of new and used cars and trucks.  Such loans are generally originated with a maximum term of five years.  The Bank does offer extended terms on automobile loans to some customers based upon their creditworthiness.

Other consumer loans consist primarily of deposit account loans and unsecured loans.  Loans secured by deposit accounts are originated for up to 95% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the deposit account balance.

Consumer loans entail greater risk than do residential first mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At December 31, 2006, the Bank had $1.3 million of nonaccrual consumer loans.  See “Asset Quality.”

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

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2006, in dollar amounts and as a percentage of the Bank’s total loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	One- to Four-Family Residential		Construction		Commercial Real Estate		Commercial		Consumer
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentag of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(Dollars in Thousands)

Loans delinquent:

30-59 days	$3,480	0.47%	$2,351	0.32%	$2,221	0.30%	$251	0.03%	$782	0.11%

60-89 days	1,062	0.14	1,666	0.23	469	0.06	113	0.02	264	0.04

90 days and over	2,305	0.31	9,853	1.34	709	0.10	771	0.10	1,009	0.14

Total	$6,847		$13,870		$3,399		$1,135		$2,055

Interest income that would have been recorded under the original terms of the Bank’s nonaccruing loans for the year ended December 31, 2006, amounted to $1.5 million, and the interest recognized during this period amounted to $403,000.

The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Nonaccrual loans:
One- to four-family residential	$2,980	$2,630	$2,619	$1,537	$2,184
Multi-family residential	—	—	—	—	—
Construction loans	11,320	1,177	634	—	—
Commercial real estate	1,820	707	—	99	124
Commercial loans	1,561	236	186	131	245
Consumer loans	1,334	556	723	564	175
Total nonaccrual loans	19,015	5,306	4,162	2,331	2,728

Accruing loans 90 days or more past due	668	1,600	—	—	—
Restructured loans	—	6,264	3,790	1,352	4,219
Real estate owned	3,858	892	563	822	320

Total nonperforming assets	$23,541	$14,062	$8,515	$4,505	$7,267

Total nonaccrual, accruing loans 90 days or more past due and restructured loans as a percentage of total loans receivable	2.68%	1.67%	1.14%	0.67%	1.37%

Total nonperforming assets as a percentage of total assets	2.76%	1.65%	1.13%	0.65%	1.07%

The increase in nonaccrual loans is primarily related to an increase in nonaccrual construction, commercial real estate and commercial loans to certain builders.  The Northwest Arkansas market has recently experienced an oversupply of lots and speculative homes. Certain of the Bank’s homebuilders are experiencing extended marketing times for the sale of their homes which has resulted in inadequate cash flow to service the interest carry on their loans.  The specific loan loss allowance related to these loans was approximately $325,000 at December 31, 2006.

The increase in nonaccrual construction and commercial loans is attributable primarily to four loan relationships.  Three of the relationships are either in foreclosure or are likely to end up in foreclosure.  The fourth is in a workout plan and based on circumstances at this time we expect the loans to eventually come off the nonaccrual list.

The first relationship totaled $6.4 million at December 31, 2006, and is comprised of two subdivision loans totaling $5.3 million, four complete speculative homes totaling approximately $600,000, and the borrower’s primary residence totaling approximately $500,000.  At December 31, 2006, we anticipated that the four speculative homes would sell with no loss of principal or interest to the Bank, and as a result, these loans were kept on accrual status.  However, since December 31, 2006, foreclosure proceedings have begun on the subdivision and the speculative homes.  These subdivision loans as well as the primary residence loans were on nonaccrual status at December 31, 2006.  The subdivision loans represent two phases on the same subdivision located in Lowell, Arkansas, one of which is complete and the other is approximately 10% complete.  We have estimated the costs to complete this phase of the subdivision and have compared the cost per lot of this phase as well as the completed phase to the estimated sales price of the lots, net of selling costs, and have estimated no loss on these loans as of December 31, 2006.  However, due to the nature of these loans, difficulty in estimating costs to complete, and the possibility of adverse changes in market conditions, we may incur material losses on these loans in the future.

The second relationship totaled $5.3 million at December 31, 2006, and is comprised of $1.0 million in single family residential loans, most of which are rental properties, $3.0 million in speculative single family construction loans, approximately $850,000 of commercial real estate loans, and approximately $470,000 of commercial loans.  The speculative homes are in various stages of completion ranging from approximately 60% to 100%.  The commercial loans consist of junior liens on the speculative single family properties. This relationship includes two principals, one of which has filed for bankruptcy protection.  All of the properties in this relationship are in foreclosure and bankruptcy litigation and all loans are on nonaccrual status.  The properties in this relationship are cross-collateralized and we have evaluated our loss exposure on a total relationship basis.  Based on estimated sales prices of the properties net of costs to sell, compared to principal balances plus estimated costs to complete, as appropriate, we have estimated losses of approximately $150,000 at December 31, 2006.  However, based on factors such as the complexity of this relationship, difficulty in estimating completion costs, potential adverse changes in market conditions, and the decisions of the bankruptcy trustee, we may incur losses significantly in excess of the amount estimated.

The third relationship totaled $1.5 million at December 31, 2006, and is comprised of $1.0 million in speculative single family construction loans, approximately $300,000 of commercial real estate loans, and approximately $150,000 of commercial loans.  The speculative homes are in various stages of completion ranging from approximately 75% to 100%. The commercial loans consist primarily of junior liens on the speculative single family properties.  The commercial real estate loans are lot loans.  This borrower has filed for bankruptcy protection.  We have estimated losses of $90,000 at December 31, 2006.  However, based on factors such as the difficulty in estimating completion costs, potential adverse changes in market conditions, and the decisions of the bankruptcy trustee, we may incur losses greater than the amount estimated.

The fourth relationship totaled $2.9 million at December 31, 2006, $1.8 million of which was on nonaccrual status.  The $1.8 million consisted of approximately $830,000 of speculative single family construction loans on two properties, approximately $350,000 of commercial real estate loans, and approximately $650,000 of commercial loans.  One of the two speculative homes is under contract and the other is listed for sale “as is”.  The commercial real estate loans are three land and lot loans, one of which is under contract and the other two are listed for sale.  The commercial loans consist of accounts receivable and unsecured loans totaling approximately $500,000, with an estimated reserve of $65,000, and junior liens on the lots and speculative homes totaling approximately $150,000, with an estimated reserve of $10,000.  If the borrower’s workout plan does not go as planned, if the properties do not sell in a timely manner, if adverse changes in market conditions occur, or other such factors occur, we may incur losses greater than the amount estimated.

The decrease in accruing loans 90 days or more past due and restructured loans was due to the removal of two relationships totaling $3.8 million and $4.0 million, respectively.  These relationships have paid current or performed for a sufficient period to time to warrant their removal from nonperforming assets.

The increase in real estate owned was due to the addition of seven speculative homes and two lots.  Three of the homes have been sold since December 31, 2006, and one is under contract.  These homes were not complete at the time of foreclosure.  Construction costs are added to the real estate balance to the extent that the resulting balance does not exceed the estimated fair value of the property less estimated selling costs.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At December 31, 2006, the Bank had $25.4 million of classified assets, $24.8 million of which were classified as substandard and $583,000 of which were classified as loss.  In addition, at such date, the Bank had $12.7 million of assets designated as special mention.  Special mention assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.

Allowance for Loan Losses.   The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes it is likely that a loan balance is uncollectible.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses represents management’s estimate of incurred credit losses inherent in the Company’s loan portfolio as of the balance sheet date.  The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of the Company’s borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and general economic conditions.  Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

In determining the allowance for loan losses, the Company allocates a portion of the allowance to its various loan categories based on an analysis of individual loans and pools of loans.  However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Multi-family residential, commercial real estate, land and land development, and commercial loans that are delinquent or where the borrower’s total loan relationship exceeds $1 million are evaluated on a loan by loan basis at least annually.

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

Although we consider the allowance for loan losses of approximately $2.6 million adequate to cover losses inherent in our loan portfolio at December 31, 2006, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Total loans outstanding at end of period	$735,593	$790,570	$699,205	$550,215	$506,953
Average loans outstanding	$726,642	$687,373	$573,520	$492,492	$481,330
Allowance at beginning of period	$2,114	$1,846	$1,621	$1,529	$923
Charge-offs:
One- to four-family residential	(25)	(74)	(152)	(73)	(54)
Construction	(239)	(77)	—	—	—
Commercial real estate	—	—	(71)	—	(56)
Commercial loans	(234)	(41)	(184)	(109)	(415)
Consumer loans (1)	(697)	(764)	(491)	(496)	(461)
Total charge-offs	(1,195)	(956)	(898)	(678)	(986)
Recoveries:
One- to four-family residential	—	—	2	1	6
Construction	7	—	—	—	—
Commercial real estate	—	—	—	—	2
Commercial loans	—	1	2	—	—
Consumer loans (1)	164	122	99	79	84
Total recoveries	171	123	103	80	92
Net charge-offs	(1,024)	(833)	(795)	(598)	(894)
Total provisions for losses	1,482	1,101	1,020	690	1,500
Allowance at end of period	$2,572	$2,114	$1,846	$1,621	$1,529

Allowance for loan losses as a percentage of total loans outstanding at end of period	0.35%	0.27%	0.26%	0.29%	0.30%
Net loans charged-off as a percentage of average loans outstanding	0.14%	0.12%	0.14%	0.12%	0.19%

(1)  Consumer loan charge-offs include overdraft charge-offs of  $600,000, $522,000, $323,000, $182,000 and $214,000 for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, respectively.  Consumer loan recoveries include recoveries of overdraft charge-offs of $151,000, $114,000, $85,000, $50,000, and $53,000 for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

The following table presents the allocation of the Bank’s allowance for loan losses by the type of loan at each of the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category	Amount	Percentage of Total Loans by Category
	(Dollars in Thousands)

1-4 family residential	$223	34.14%	$204	34.11%	$318	40.35%	$239	47.09%	$128	57.03%
Multi-family residential	33	1.62	42	1.63	39	1.35	31	1.39	1	1.15
Commercial real estate (1)	468	22.60	428	19.95	420	20.87	256	17.69	719	14.84
Construction loans (2)	800	26.63	396	30.24	—	22.76	—	16.24	—	9.69
Commercial loans (3)	500	4.95	371	4.14	509	3.94	404	3.91	209	3.87
Consumer loans	548	10.06	573	9.93	508	10.73	628	13.68	463	13.42
Unallocated	—	—	100	—	52	—	63	—	9	—
Total	$2,572	100.00%	$2,114	100.00%	$1,846	100.00%	$1,621	100.00%	$1,529	100.00%

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

(2)  The allowance allocated to construction loans increased between 2006 and 2005 due to an increase in the loss experience factor applied to speculative 1-4 family residential construction loans and land development loans.  The increase between 2005 and 2004 was due to the allowance on speculative 1-4 family residential construction loans being included with other 1-4 family residential loans in previous years.

(3)  The allowance allocated to commercial loans increased between 2006 and 2005 due to an increase in specific loan loss allowances in this category.

Investment Activities

Investment Securities.  The investment policy of the Bank, as established by the board of directors, is designed primarily to provide and maintain liquidity, to provide collateral for pledging requirements, to complement the Bank’s interest rate risk strategy and to generate a favorable return on investments.  The Bank’s investment policy is currently implemented by the Bank’s Chief Executive Officer within the parameters set by the asset/liability management committee and the board of directors.  The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, municipal securities, investment grade corporate debt securities and other specified investments.

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost.  Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.  At December 31, 2006, all of the Bank’s investment securities were classified as held to maturity.  At December 31, 2006, approximately $50.2 million of the Bank’s investment securities were pledged as collateral for certain deposits in excess of $100,000.  In addition, certain U.S. Government and agency securities were pledged as collateral for FHLB advances under the FHLB’s blanket lien.  At December 31, 2006, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company’s stockholders’ equity.

The following table sets forth the amount of investment securities held to maturity which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2006.  Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Municipal securities	$630	3.55%	$6,615	4.46%	$9,644	4.50%	$16,889	4.45%
U.S. Government and agency obligations	4,200	4.93%	11,378	4.51%	28,279	5.19%	43,857	4.99%
Total	$4,830	4.75%	$17,993	4.49%	$37,923	5.01%	$60,746	4.84%

As of December 31, 2006, there were approximately $60.2 million of investment securities at an average interest rate of 4.85% with issuer call options, of which approximately $50.0 million at an average interest rate of 4.94% are callable within one year.  In a rising interest rate environment, the Company believes that the issuers would not call these investment securities.

The following table sets forth the carrying value of the Company’s investment securities classified as held to maturity.  The Company held no investment securities as available for sale at the dates indicated.

	December 31,
	2006	2005	2004
	(In Thousands)

Investment securities held to maturity:
Certificates of deposit	$—	$—	$3,000
Municipal securities	16,889	16,661	15,839
U.S. Government and agency obligations	43,857	40,034	37,821
Total	$60,746	$56,695	$56,660

As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock.  At December 31, 2006, the Bank’s investment in FHLB stock amounted to $7.1 million.  No ready market exists for such stock and it has no quoted market value.

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

The Bank considers its primary market area to be Northcentral and Northwest Arkansas.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits.  In the second quarter of 2004, the Bank began a direct mail campaign to solicit checking accounts.   The Bank will continue to focus much of its marketing resources on cross-selling checking accounts and developing new checking account relationships with the Bank.  The Bank does not advertise for deposits outside of its primary market area and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas at December 31, 2006.  Services of deposit brokers have been used on a limited basis  with less than 1% of certificates of deposit at December 31, 2006, obtained through a broker.

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

	December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)

Certificate accounts:
Less than 3.00%	$4,173	0.6%	$62,689	10.2%	$168,779	29.0%
3.00% - 3.99%	98,932	15.2	164,600	26.9	68,140	11.7
4.00% - 5.99%	327,311	50.2	156,224	25.5	81,725	14.0
6.00% - 7.99%	3,826	0.6	7,757	1.3	15,911	2.7
8.00% and over	—	—	458	0.1	423	0.1
Total certificate accounts	434,242	66.6	391,728	64.0	334,978	57.5

Transaction accounts:
Savings	26,824	4.1	30,521	5.0	31,611	5.4
Money market accounts	51,827	7.9	64,021	10.5	106,063	18.2
NOW accounts/DDA	139,372	21.4	125,397	20.5	109,772	18.9
Total transaction accounts	218,023	33.4	219,939	36.0	247,446	42.5
Total deposits	$652,265	100.0%	$611,667	100.0%	$582,424	100.0%

During 2006 and 2005, due in large part to increases in short-term market interest rates, the Bank experienced a shift in deposits from money market accounts and savings accounts to higher rate certificates of deposit.  The increase in rates is also reflected in the shift between lower rate certificates of deposit to higher rate certificates of deposit.

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)

Savings accounts	$29,018	0.59%	$31,276	0.50%	$31,096	0.41%
Money market accounts	56,984	2.64	82,492	1.76	113,842	1.46
NOW accounts	96,095	1.47	82,522	0.50	75,416	0.37
Demand deposit accounts	36,133	—	35,387	—	29,263	—
Certificates of deposit	412,000	4.31	359,076	3.54	331,662	3.20
Total deposits	$630,230	3.28%	$590,753	2.47%	$581,279	2.18%

The following table presents, by various interest rate categories, certificates of deposit at December 31, 2006 and 2005, and the amounts at December 31, 2006, which mature during the periods indicated.

	December 31,		Amounts at December 31, 2006 Maturing in the 12 Months Ending December 31,
	2006	2005	2007	2008	2009	Thereafter
	(In Thousands)

Certificate accounts:
Less than 3.00%	$4,173	$62,689	$3,977	$183	$13	$—
3.00% - 3.99%	98,932	164,600	60,397	36,094	946	1,495
4.00% - 5.99%	327,311	156,224	267,176	19,807	6,882	33,446
6.00% - 7.99%	3,826	7,757	—	974	2,852	—
8.00% and over	—	458	—	—	—	—
Total certificate accounts	$434,242	$391,728	$331,550	$57,058	$10,693	$34,941

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2006 by time remaining to maturity.

Amount
(In Thousands)

Period Ending:
March 31, 2007	$42,268
June 30, 2007	36,349
September 30, 2007	16,952
December 31, 2007	11,831
After December 31, 2007	29,803
Total certificates of deposit with balances of $100,000 or more	$137,203

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

Advances at December 31, 2006, have maturity dates and weighted average rates as follows:

Year Ending December 31,	Weighted Average Rate	Amount
		(Dollars in Thousands)
2007	4.68%	$59,818
2008	4.50	30,594
2009	4.48	16,308
2010	4.36	5,008
2011	4.49	6,151
Thereafter	4.36	2,426
Total	4.58%	$120,305

The following table sets forth information with respect to the Company’s FHLB advances at and during the periods indicated.

	At or For the Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Maximum balance	$171,375	$171,203	$89,756

Average balance	154,186	135,636	53,299

Year end balance	120,305	158,240	89,756

Weighted average interest rate:

At end of year	4.58%	4.08%	3.23%

During the year	4.50%	3.68%	3.09%

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes.  The Bank’s only subsidiary, First Harrison Service Corporation (the “Service Corporation”), was formed in 1971.  At December 31, 2006, the Service Corporation was inactive.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2006, the Bank was in compliance with the above restrictions.

Federal Securities Law.  The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

Company stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If the Company meets specified current public information requirements, each affiliate of the Company will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which was signed into law in July 2002, impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Company. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things:

•                  increased responsibility for Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the SEC;

•                  enhanced requirements for audit committees, including independence and disclosure of expertise;

•                  enhanced requirements for auditor independence and the types of non-audit services that auditors can provide;

•                  enhanced requirements for controls and procedures;

•                  accelerated filing requirements for SEC reports;

•                  disclosure of a code of ethics; and

•                  increased disclosure and reporting obligations for companies, their directors and their executive officers.

Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the “Exhibits” section of this Form 10-K.

The Bank

General.  The OTS has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC.  The last regulatory examination of the Bank by the OTS was completed in February 2006.  The Bank was not required to make any material changes to its operations as a result of such examination.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.

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

Insurance of Accounts.  On February 8, 2006, President Bush signed into law legislation that merges the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), eliminates any disparities in bank and thrift risk-based premium assessments, reduces the administrative burden of maintaining and operating two separate funds and establishes certain new insurance coverage limits and a mechanism for possible periodic increases.  The legislation also gives the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums.

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

The FDIC merged the BIF and the SAIF to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC Board approved a new risk-based premium system in November 2006, effective January 1, 2007. The FDIC’s new regulations for risk-based deposit insurance assessments establish four Risk Categories. Risk Category I, for well-capitalized institutions that are financially sound with only a few minor weaknesses, includes approximately 95% of FDIC-insured institutions. Risk Categories II, III, and IV present progressively greater risks to the deposit insurance fund. Effective January 1, 2007, Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of five to seven basis points. The rates for Risk Categories II, III, and IV are seven, 28, and 43 basis points, respectively. Rates are subject to change with advance notice to insured institutions.

Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings which are assigned in regulatory examinations, and financial ratios. A different method applies for larger institutions. The rate for an individual institution is applied to its assessment base, which is generally its deposit liabilities subject to certain adjustments. An institution insured by the FDIC on December 31, 1996 which had previously paid assessments (or its successor) is eligible for certain credit against deposit insurance assessments. As a result of the Bank’s credit, it anticipates no premium expense during calendar year 2007.

The Bank, like other former SAIF insured institutions and BIF insured institutions, is required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the first quarter of fiscal year 2007, the annual rate for this assessment is 1.24 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and former SAIF classified insured institution’s deposits, will continue until the bonds mature in 2017 through 2019.

The deposits of the Bank are insured to the maximum extent permitted by the DIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” capital equal to at least 4.0% of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.  For purposes of the regulation, core capital generally consists of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and “qualifying supervisory goodwill.”  Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution’s intangible assets, with only a limited exception for purchased mortgage servicing rights.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not materially affect the Bank’s regulatory capital.  At December 31, 2006, the Bank exceeded its tangible, core and risk-based capital requirements.

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

Currently, the QTL test requires either (i) that a savings association qualifies as a domestic building and loan association as defined in Section 7701 (a)(19) of the Internal Revenue Code of 1986, as amended, (“Code”) or (ii) that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; educational loans; small business loans; loans made through credit cards or credit card accounts; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC.  In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; investments in a service corporation that derives at least 80% of its gross revenues from activities related to domestic or manufactured residential housing; 200% of the amount of loans and investments in “starter homes”; 200% of the amount of certain loans in “credit-needy” areas; loans for the purchase, construction, development, or improvements of “community service facilities” not in credit-needy areas; loans for personal, family, or household purchases (other than those in the includable without limit category); and stock issued by the FHLMC or the FNMA.  Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution’s total assets.  At December 31, 2006, the qualified thrift investments of the Bank were approximately 74.4% of its portfolio assets.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At December 31, 2006, the Bank had $120.3 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the sum of 0.08% of total assets as of the previous December 31 and 4.10% of outstanding advances.  At December 31, 2006, the Bank had $7.1 million in FHLB stock, which was in compliance with this requirement.  No ready market exists for such stock and it has no quoted market value.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits.  As of December 31, 2006, no reserves were required to be maintained on the first $8.5 million of transaction accounts, reserves of 3% were required to be maintained against the next $37.3 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% against all remaining net transaction accounts.  Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.

TAXATION

Federal Taxation

General.  The Company and the Bank are subject to the generally applicable corporate tax provisions of the Code, and the Bank is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Bank and is not a comprehensive discussion of the tax rules applicable to the Company and Bank.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders.  The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  Distribution of a cash dividend by a thrift institution to a shareholder is treated as made:  first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper.  To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves.  As of December 31, 2006, the Bank’s pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

Net Operating Loss Carryovers.  A financial institution may, for federal income tax purposes, carry back net operating losses (“NOLs”) to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after 1997.  The Job Creation and Worker Assistance Act of 2002 temporarily increased the general NOL carryback period from two years to five years for NOLs arising in taxable years ending in 2001 and 2002.  At December 31, 2006, the Bank had no NOL carryforwards for federal income tax purposes.

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

The Bank’s federal income tax returns for the tax years ended December 31, 2003 forward are open under the statute of limitations and are subject to review by the IRS.

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

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest earning assets and the weighted average rate paid on our interest bearing liabilities, or interest rate spread, and the average life of our interest earning assets and interest bearing liabilities.  Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.  Although we believe that the estimated maturities of our interest earning assets currently are fairly well balanced in relation to the estimated maturities of our interest bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

At December 31, 2006, the Bank had $331.6 million of certificate accounts which will mature during the year ending December 31, 2007.  Of such amount, $4.0 million carry rates less than 3.0%, $60.4 million carry rates between 3.00% and 3.99% and $267.2 million carry rates between 4.00% and 5.99%.  In addition, of the $120.3 million of FHLB advances at December 31, 2006, $59.8 million, with a weighted average rate of 4.68%, will mature during the year ending December 31, 2007.  Conversely, $295.4 million of the Bank’s loans are scheduled to contractually mature during the year ending December 31, 2007.  The repricing of such liabilities and assets may substantially impact the Company’s interest rate spread and net interest margin.

The interest rate spread decreased from 3.64% for the year ended December 31, 2004 to 3.41% for 2005 and 3.19% for 2006.  In addition, net interest margin decreased from 3.75% for the year ended December 31, 2004 to 3.51% for 2005 and 3.29% for 2006.  Due to the current interest rate environment, the flat yield curve, the interest sensitive nature of its interest bearing liabilities and the amount of such liabilities maturing during 2007, the Company expects to experience continued pressure on its interest rate spread and net interest margin in 2007.

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

At December 31, 2006, total nonaccrual loans amounted to $19.0 million, a $13.7 million or 258.4% increase compared to nonaccrual loans of $5.3 million at December 31, 2005.  Such increase was primarily due to a $10.1 million increase in nonaccrual construction loans and, to a lesser extent, a $1.3 million increase in nonaccrual commercial loans and a $1.1 million increase in nonaccrual commercial real estate loans.  Such increases are primarily related to loans to local builders for the construction of speculative residential properties and for the construction of pre-sold one- to four family homes.  The Northwest Arkansas market has recently experienced an oversupply of lots and speculative homes and certain of the Bank’s builders are experiencing extended marketing times for the sale of their homes, resulting in inadequate cash flow to service the interest carry on their loan.  As a result, the Bank has substantially curtailed such lending.

The resolution of such nonaccrual loans may substantially impact the Company’s provision for loan losses and allowance for loan losses.  Based on recent sales activity, the estimated value of the underlying collateral has remained relatively stable, however, a decrease in current values or an adverse change in loss experience may require us to increase both our provision for loan losses and our allowance for loan losses.

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

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies.  We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers.  Certain of our competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of banking services.  Competition from both bank and non-bank organizations will continue.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

At December 31, 2006, the Bank conducted its business from its executive office in Harrison, Arkansas, and seventeen full service offices, all of which are located in Northcentral and Northwest Arkansas.

The following table sets forth information with respect to the offices and other properties of the Bank at December 31, 2006.

Description/Address	Leased/ Owned	Description/Address	Leased/ Owned

1401 Highway 62-65 North Harrison, AR 72601	Owned	2501 E. Central Ave., Suite 2 Bentonville, AR 72712	Leased(1)

200 West Stephenson Harrison, AR 72601	Owned	3460 North College Fayetteville, AR 72703	Owned

Corner Central & Willow Harrison, AR 72601	Owned	1303 Hudson Road Rogers, AR 72756	Owned

324 Hwy. 62-65 Bypass Harrison, AR 72601	Owned	201 East Henri De Tonti Blvd. Tontitown, AR 72764	Owned

210 South Main Berryville, AR 72616	Owned	2025 North Crossover Road Fayetteville, AR 72703	Owned

668 Highway 62 East Mountain Home, AR 72653	Owned	249 West Main Street Farmington, AR 72730	Leased(2)

1337 Highway 62 SW Mountain Home, AR 72653	Owned	2030 West Elm Rogers, AR 72756	Owned

301 Highway 62 West Yellville, AR 72687	Owned	1023 East Millsap Road Fayetteville, AR 72703	Owned

307 North Walton Blvd. Bentonville, AR 72712	Owned	3027 Highway 62 East Mountain Home, AR 72653	Owned

3300 West Sunset Springdale, AR 72762	Owned	1190 East Centerton Boulevard Centerton, AR 72719	Leased(3)

		191 West Main Street Farmington, AR 72730	Owned

(1)             Such property is subject to a five-year lease expiring August 1, 2008, with three five-year renewal options.

(2)             Such property is subject to a five-year lease expiring November 1, 2007, with one five-year renewal option.

(3)             Such property is subject to a five-year lease expiring November 1, 2010, with three five-year renewal options.

Item 3.  Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company’s common stock are traded under the symbol “FFBH” on the Nasdaq Global Market.  At February 23, 2007, the Company had 4,869,871 shares of common stock outstanding and had approximately 1,883 beneficial holders of common stock.

The following table sets forth the dividends declared and the reported high and low end of day closing prices of a share of the Company’s common stock as reported by Nasdaq for the periods indicated.

Quarter Ended	Year Ended December 31, 2006			Year Ended December 31, 2005
	High	Low	Dividend	High	Low	Dividend

March 31	$25.95	$23.02	$0.14	$25.55	$22.00	$0.12

June 30	$25.74	$22.10	$0.14	$25.95	$22.45	$0.12

September 30	$24.00	$22.00	$0.15	$25.59	$22.00	$0.13

December 31	$25.00	$22.86	$0.15	$25.50	$22.50	$0.13

The following graph demonstrates comparison of the cumulative total returns for the common stock of the Company, the SNL Securities $500 million to $1 Billion Thrift Asset Size Index, and the Nasdaq Stock Market Index since the close of trading of the Company’s common stock on December 31, 2001.  The graph represents $100 invested in the Company’s common stock at $11.50 per share, the closing price per share as of December 31, 2001, adjusted for the December 31, 2003 two-for-one stock split.  The cumulative total returns include the payment of dividends by the Company.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
First Federal Bancshares of Arkansas, Inc.	100.00	112.78	185.97	208.39	229.48	235.27
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $500M-$1B Thrift Index	100.00	140.09	199.47	220.65	209.70	256.94

Source : SNL Financial LC, Charlottesville, VA

© 2007

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2006	—	—	—	297,518
November 1 to November 30, 2006	110,000	$23.06	110,000	187,518
December 1 to December 31, 2006	55,366	$24.74	55,366	132,152

During the quarter ended December 31, 2006, the Company completed its eighteenth announced repurchase program and began its nineteenth program.  The nineteenth announced repurchase program was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006. Total shares approved to be purchased in this program are 245,197, of which 113,045 had been purchased as of December 31, 2006.  All treasury stock purchases are made under publicly announced repurchase programs.

Item 6.  Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below and on the following page is not complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands, Except Per Share Data)

Selected Financial Condition Data:
Total assets	$852,475	$852,411	$751,665	$690,653	$679,896
Cash and cash equivalents	35,518	21,109	16,003	56,201	44,493
Investment securities	60,746	56,695	56,660	80,379	114,471
Loans receivable, net	693,095	719,214	634,217	512,756	483,468
Allowance for loan losses	2,572	2,114	1,846	1,621	1,529
Deposits	652,265	611,667	582,424	573,580	568,762
Federal Home Loan Bank advances	120,305	158,240	89,756	39,562	38,610
Stockholders’ equity	75,573	77,842	75,301	75,078	69,266

Selected Operating Data:
Interest income	$54,119	$46,085	$39,370	$38,745	$44,094
Interest expense	27,576	19,604	14,338	15,986	21,633
Net interest income	26,543	26,481	25,032	22,759	22,461
Provision for loan losses	1,482	1,101	1,020	690	1,500
Net interest income after provision for loan losses	25,061	25,380	24,012	22,069	20,961
Noninterest income	8,335	6,961	6,274	6,989	5,346
Noninterest expense	22,634	20,768	18,783	18,263	14,524
Income before income taxes	10,762	11,573	11,503	10,795	11,783
Provision for income taxes	3,379	3,723	3,698	3,339	4,005
Net income	$7,383	$7,850	$7,805	$7,456	$7,778

Earnings per Share (1):
Basic	$1.48	$1.57	$1.54	$1.46	$1.44
Diluted	$1.44	$1.50	$1.45	$1.38	$1.38

Cash Dividends Declared per Share (1)	$0.58	$0.50	$0.42	$0.34	$0.26

(1)             Per share amounts have been restated for the two-for-one stock split that was paid on December 31, 2003.

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002

Selected Operating Ratios(1):
Return on average assets	0.85%	0.97%	1.09%	1.08%	1.14%
Return on average equity	9.40	10.27	10.37	10.25	11.01
Average equity to average assets	9.04	9.46	10.53	10.52	10.39
Interest rate spread(2)	3.19	3.41	3.64	3.40	3.30
Net interest margin(2)	3.29	3.51	3.75	3.52	3.50
Net interest income after provision for loan losses to noninterest expense	110.72	122.21	127.84	120.84	144.32
Noninterest expense to average assets	2.60	2.57	2.63	2.64	2.14
Average interest earning assets to average interest bearing liabilities	102.92	103.80	105.12	105.08	106.10
Operating efficiency(3)	64.89	62.10	60.00	61.39	52.23

Asset Quality Ratios(4):
Nonaccrual and restructured loans to total loans(5)	2.68	1.67	1.14	0.67	1.37
Nonperforming assets to total assets(5)	2.76	1.65	1.13	0.66	1.07
Allowance for loan losses to non-performing loans(5)	13.07	16.06	23.21	44.01	22.01
Allowance for loan losses to total loans	0.35	0.27	0.26	0.29	0.30

Capital Ratios(6):
Tangible capital to adjusted total assets	8.76	8.78	9.74	10.27	9.78
Core capital to adjusted total assets	8.76	8.78	9.74	10.27	9.78
Risk-based capital to risk-weighted assets	11.94	12.06	13.75	16.25	17.03

Other Data:
Dividend payout ratio(7)	39.26%	32.19%	27.91%	24.32%	18.91%
Full service offices at end of period	18	16	15	15	14

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

(5)             Nonperforming assets consist of nonperforming loans and real estate owned (“REO”).  Nonperforming loans consist of nonaccrual loans, accruing loans 90 days or more, past due and restructured loans, while REO consists of real estate owned.

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

The Bank is a federally chartered stock savings and loan association which was formed in 1934.  First Federal conducts business from its main office and seventeen full-service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. The Bank will continue to focus its growth and expansion efforts in this six county area, especially in Benton and Washington counties, one of the fastest growing areas of the state.    The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. Other financial services include investment products offered through First Federal Investment Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, e-statements, bill payment and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

First Federal’s lending focus has traditionally been on permanent residential real estate.  However, in recent years, an increased emphasis has been placed on commercial real estate lending and construction lending. While our first mortgage real estate portfolio comprises a relatively steady 85.0% of our gross loan portfolio, commercial real estate loans and construction loans now comprise over half of our first mortgage loans.  Beginning in late 2005, we reduced our focus on construction lending due to an oversupply of homes and lots in Northwest Arkansas.  While the oversupply issue does exist, the market in Northwest Arkansas is still strong, with rising average home prices, low unemployment, and strong population growth.  Most of our historical lending growth has occurred in the Washington and Benton county areas, which are the headquarters of the state’s two largest employers, Wal-Mart and Tyson Foods.  These employers attract suppliers who establish offices in the area and create jobs, which fosters demand for housing and office space.  As of September 2006, unemployment in the Fayetteville/Springdale/Rogers metro area was 3.3%, compared to the Arkansas rate of 5.2% and the U.S. rate of 4.7%.  We expect loan growth to continue in Northwest Arkansas, although not necessarily at the level experienced in the past.

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

Like most banks, First Federal Bank’s two greatest challenges are managing interest rate risk and asset quality.  The Bank’s current interest rate risk position as measured by our regulator, the OTS, is at a minimal level as defined by Thrift Bulletin 13a.  The level of interest rate risk is impacted by the movement of interest rates and the timing and magnitude of assets repricing compared to liabilities repricing.  The Bank attempts to reduce the impact of changes in interest rates on its net interest income by managing the repricing gap as described in the “Asset and Liability Management” section.  We strive to maintain the asset quality of our loan portfolio at acceptable levels through sound underwriting procedures, including the use of credit scoring; a thorough loan review function; active collection procedures for delinquent loans; and, in the event of repossession, prompt and efficient liquidation of real estate, automobiles and other forms of collateral.  Both the board of directors and senior management place a high priority on managing interest rate risk and asset quality.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, the methodology for the determination of our allowance for loan losses, due to the judgments, estimates and assumptions inherent in that policy, is critical to preparation of our financial statements.  This policy and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the Notes to the Consolidated Financial Statements included herein.  In particular, Note 1 to the Consolidated Financial Statements — “Summary of Significant Accounting Policies” describes generally our accounting policies.  We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our Consolidated Financial Statements to this critical accounting policy, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between December 31, 2006 and 2005 are presented in the following table (dollars in thousands).  Material changes between periods are discussed in the sections which follow the table.

	December 31,		Increase
	2006	2005	(Decrease)	% Change

ASSETS
Cash and cash equivalents	$35,518	$21,109	$14,409	68.3%
Investment securities held to maturity	60,746	56,695	4,051	7.1
FHLB Stock	7,089	8,412	(1,323)	(15.7)
Loans receivable, net	693,095	719,214	(26,119)	(3.6)
Accrued interest receivable	9,999	7,490	2,509	33.5
Real estate owned, net	3,858	892	2,966	332.5
Office properties and equipment, net	20,384	18,522	1,862	10.1
Prepaid expenses and other assets	21,786	20,077	1,709	8.5

TOTAL	$852,475	$852,411	$64	0.0%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$652,265	$611,667	$40,598	6.6%
FHLB advances	120,305	158,240	(37,935)	(24.0)
Other liabilities	4,332	4,662	(330)	(7.1)
Total liabilities	776,902	774,569	2,333	0.3

STOCKHOLDERS’ EQUITY	75,573	77,842	(2,269)	(2.9)
TOTAL	$852,475	$852,411	$64	0.0%

BOOK VALUE PER SHARE	$15.62	$15.42

EQUITY TO ASSETS	8.9%	9.1%

Loans Receivable.  Changes in loan composition between December 31, 2006 and 2005 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2006	2005	(Decrease)	% Change

One- to four-family residences	$251,120	$269,660	$(18,540)	(6.9)%
Multi-family	11,900	12,900	(1,000)	(7.8)
Commercial real estate	124,540	119,323	5,217	4.4
Land	41,698	38,355	3,343	8.7
Construction:
One- to four-family residences	34,112	51,579	(17,467)	(33.9)
Speculative one- to four-family residences	78,335	104,001	(25,666)	(24.7)
Multi-family	14,120	20,919	(6,799)	(32.5)
Commercial real estate	21,896	22,331	(435)	(1.9)
Land development	47,439	40,232	7,207	17.9
Total first mortgage loans	625,160	679,300	(54,140)	(8.0)

Commercial	36,407	32,693	3,714	11.4

Home equity and second mortgage	48,665	49,680	(1,015)	(2.0)
Automobile	12,090	15,748	(3,658)	(23.2)
Other	13,271	13,149	122	0.9
Total consumer	74,026	78,577	(4,551)	(5.8)

Total loans receivable	735,593	790,570	(54,977)	(7.0)
Less:
Undisbursed loan funds	(40,069)	(69,086)	29,017	(42.0)
Unearned discounts and net deferred loan costs (fees)	143	(156)	299	(191.7)
Allowance for loan losses	(2,572)	(2,114)	(458)	21.7

Loans receivable, net	$693,095	$719,214	$(26,119)	(3.6)%

The decrease in the Bank’s loan portfolio was primarily due to a softening of the housing market in Northwest Arkansas.  Market data indicates an overall decrease in home sales in Benton and Washington counties in 2006 compared to 2005.   The Bank’s construction loan originations were down 52% for the year ended December 31, 2006, compared to the same period in 2005.  The decreases in one- to four-family, speculative and multi-family construction loans were primarily the result of a general slowdown in housing finance and the Bank’s decision to reduce its construction lending activity due to the oversupply in the Northwest Arkansas market.  Although the economy in the Northwest Arkansas region continues to be strong as reflected in sustained job and population growth, the supply of new residential lots and new speculative homes for sale has outpaced demand during the year.  The Bank also experienced a decline in one- to four-family residential loans.  Originations for this loan category were down slightly for 2006 compared to 2005.

Several years ago, the Bank began to emphasize commercial real estate lending, construction lending, and commercial lending to diversify its loan portfolio, take advantage of market opportunities in these types of loans, and help the Bank transition to a more full-service community bank, as well as to provide opportunities to cross-sell its other banking products.   Although the Bank plans to continue this emphasis, the volume of such lending will continue to be subject to the economic and market conditions discussed above and the availability of prudent lending opportunities.

Allowance for Loan Losses.  Changes in the composition of the allowance for loan losses between December 31, 2006 and 2005 are presented in the following table (in thousands).

	December 31,		Increase
	2006	2005	(Decrease)
General	$1,966	$1,831	$135
Specific	606	183	423
Unallocated	—	100	(100)
	$2,572	$2,114	$458

The general component of the allowance for loan losses increased due to an increase in the estimated loss rate applied to speculative one- to four-family residential construction loans and land development loans.  Such loss rates were increased due to the increase in these loan balances and the inherently riskier nature of this category of loans.    The increase in the specific allowance for loan losses was primarily due to speculative one- to four-family residential construction loans.   In 2006, we eliminated the unallocated category and included those factors in the various general loan pools.

Investment Securities.  Changes in the composition of investment securities held to maturity between December 31, 2006 and 2005 are presented in the following table (in thousands).

	December 31,		Increase
	2006	2005	(Decrease)
U.S. Government and agency obligations	43,857	40,034	3,823
Municipal securities	16,889	16,661	228
Total	$60,746	$56,695	$4,051

During 2006, investment securities totaling approximately $7.5 million were purchased and $3.5 million matured or were called. The majority of these purchases and maturities were U.S. Government and agency obligations.

Federal Home Loan Bank Stock.  FHLB stock decreased by approximately $1.3 million due to lower balance requirements related to the decrease in FHLB advances.

Accrued Interest Receivable.  The increase in accrued interest receivable was due to an increase in the number of days accrued, primarily related to construction loans, as well as an increase in the loan yield at December 31, 2006 compared to December 31, 2005.

Real Estate Owned, Net.  The increase in real estate owned was due to an increase in the number of foreclosures on speculative homes.

Office Properties and Equipment, Net.   The increase in office properties and equipment of $1.9 million was due primarily to the purchase of land for branch expansion, construction costs for the new branches in Centerton and Springdale and future branches in Farmington and Lowell, as well as renovation of certain existing branch locations.

Deposits.  Changes in the composition of deposits between December 31, 2006 and 2005 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2006	2005	(Decrease)	% Change

DDA and NOW accounts	$139,372	$125,397	$13,975	11.1%
Money market accounts	51,827	64,021	(12,194)	(19.0)
Savings accounts	26,824	30,521	(3,697)	(12.1)
Certificates of deposit	434,242	391,728	42,514	10.9

Total deposits	$652,265	$611,667	$40,598	6.6%

Deposits increased during the year primarily due to an increase in public unit accounts, focused marketing efforts to increase checking accounts and the offering of certificate of deposit specials.  During the year ended December 31, 2006, DDA and NOW account balances increased by $14.0 million, or 11.1%, and the number of such accounts increased by 3.1%.  The Bank expanded its checking account marketing efforts in the second quarter of 2005 by targeting small- and medium-sized business accounts. The Bank continues to aggressively promote checking accounts with its direct mail campaign and “thank you” gifts.  Checking accounts are an attractive source of funds for the Bank as they offer low interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

The Bank also experienced a shift in the mix of deposits from money market and savings accounts to certificates of deposit during the year.  Certificates of deposit balances increased as interest rates began to rise.  Further, the Bank has advertised several CD products with special rates and terms ranging from 7 to 40 months.  The average cost of deposit funds increased from 2.47% for the year ended December 31, 2005 to 3.28% for the year ended December 31, 2006.

FHLB Advances.  The Bank experienced a $37.9 million or 24.0% decrease in FHLB of Dallas advances during the year.  The Bank was able to use funds from deposit growth to repay FHLB of Dallas advances during 2006.  The balance of advances at December 31, 2006 of $120.3 million consisted of $74.3 million of fixed rate advances with an average cost of 4.1% and $46.0 million of floating rate advances with an average cost of 5.4%.

Stockholders’ Equity.  Stockholders’ equity decreased approximately $2.3 million from December 31, 2005 to December 31, 2006.  The decrease in stockholders’ equity was primarily due to the purchase of 354,266 shares of treasury stock totaling $8.6 million in connection with the Company’s stock repurchase program and, to a lesser extent, the payment of quarterly cash dividends in the amount of $2.9 million.  Such decreases were partially offset by net income in the amount of $7.4 million resulting from continued profitable operations, as well as the issuance of 140,566 shares of treasury stock totaling $954,000 as a result of the exercise of stock options.  See the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004 contained herein for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing interest income or interest expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are based on daily balances during the periods.

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)

Interest earning assets:
Loans receivable(1)	$726,642	$50,185	6.91%	$687,373	$43,057	6.26%	$573,520	$35,685	6.22%
Investment securities(2)	67,395	3,270	4.85	62,761	2,902	4.62	78,468	3,533	4.50
Other interest earning assets	13,288	664	5.00	3,875	126	3.25	15,053	152	1.01
Total interest earning assets	807,325	54,119	6.70	754,009	46,085	6.11	667,041	39,370	5.90
Noninterest earning assets	61,841			54,388			47,793
Total assets	$869,166			$808,397			$714,834
Interest bearing liabilities:
Deposits	$630,230	20,643	3.28	$590,753	14,617	2.47	$581,279	12,690	2.18
FHLB advances	154,186	6,933	4.50	135,636	4,987	3.68	53,299	1,648	3.09
Total interest bearing liabilities	784,416	27,576	3.51	726,389	19,604	2.70	634,578	14,338	2.26
Noninterest bearing liabilities	6,182			5,543			5,002
Total liabilities	790,598			731,932			639,580
Stockholders’ equity	78,568			76,465			75,254
Total liabilities and stockholders’ equity	$869,166			$808,397			$714,834

Net interest income		$26,543			$26,481			$25,032
Net earning assets	$22,909			$27,620			$32,463
Interest rate spread			3.19%			3.41%			3.64%
Net interest margin			3.29%			3.51%			3.75%
Ratio of interest earning assets to interest bearing liabilities			102.92%			103.80%			105.12%

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

	Year Ended December 31,
	2006 vs. 2005				2005 vs. 2004
	Increase (Decrease) Due to			Total	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)

Interest income:
Loans receivable	$2,460	$4,416	$252	$7,128	$7,084	$240	$48	$7,372
Investment securities	214	143	11	368	(707)	95	(19)	(631)
Other interest earning assets	306	68	164	538	(113)	337	(250)	(26)
Total interest earning assets	2,980	4,627	427	8,034	6,264	672	(221)	6,715

Interest expense:
Deposits	977	4,733	316	6,026	207	1,692	28	1,927
FHLB advances	682	1,112	152	1,946	2,546	312	481	3,339
Total interest bearing liabilities	1,659	5,845	468	7,792	2,753	2,004	509	5,266
Net change in net interest income	$1,321	$(1,218)	$(41)	$62	$3,511	$(1,332)	$(730)	$1,449

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands).  Specific changes in captions will be discussed below the table.

	Year Ended December 31,			Dollar Change		Percentage Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004	2006 vs 2005	2005 vs 2004
Interest income:
Loans receivable	$50,185	$43,057	$35,685	$7,128	$7,372	16.6%	20.7%
Investment securities	3,270	2,902	3,533	368	(631)	12.7	(17.9)
Other	664	126	152	538	(26)	427.0	(17.1)
Total interest income	54,119	46,085	39,370	8,034	6,715	17.4	17.1
Interest expense:
Deposits	20,643	14,617	12,690	6,026	1,927	41.2	15.2
FHLB advances	6,933	4,987	1,648	1,946	3,339	39.0	202.6
Total interest expense	27,576	19,604	14,338	7,972	5,266	40.7	36.7
Net interest income before provision for loan losses	26,543	26,481	25,032	62	1,449	0.2	5.8
Provision for loan losses	1,482	1,101	1,020	381	81	34.6	7.9
Net interest income after rovision for loan losses	25,061	25,380	24,012	(319)	1,368	(1.3)	5.7
Noninterest income:
Deposit fee income	4,839	4,486	3,674	353	812	7.9	22.1
Gain on sale of loans	924	764	607	160	157	20.9	25.9
Other	2,572	1,711	1,993	861	(282)	50.3	(14.1)
Total noninterest income	8,335	6,961	6,274	1,374	687	19.7	11.0
Noninterest expenses:
Salaries and employee benefits	13,464	12,722	11,094	742	1,628	5.8	14.7
Net occupancy expense	2,405	2,079	2,009	326	70	15.7	3.5
Data processing	1,474	1,546	1,546	(72)	0	(4.7)	0.0
Advertising and public relations	1,338	1,137	972	201	165	17.7	17.0
Other	3,953	3,284	3,162	669	122	20.4	3.9
Total noninterest expenses	22,634	20,768	18,783	1,866	1,985	9.0	10.6
Income before provision for income taxes	10,762	11,573	11,503	(811)	70	(7.0)	0.6
Income tax provision	3,379	3,723	3,698	(344)	25	(9.2)	0.7
Net income	$7,383	$7,850	$7,805	$(467)	$45	(5.9)%	0.6%

Basic earnings per share	$1.48	$1.57	$1.54	$(0.09)	$0.03	(5.7)%	1.9%
Diluted earnings per share	$1.44	$1.50	$1.45	$(0.06)	$0.05	(4.0)%	3.5%

Interest rate spread	3.19%	3.41%	3.64%
Net interest margin	3.29%	3.51%	3.75%

Average full-time equivalents	306	270	247
Full service offices	18	16	15

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

Interest Income.  The increase in the 2006 vs. 2005 period was primarily due to an increase in the average balance of loans receivable, an increase in the average yield earned on loans, and an increase in the average balance of other interest-earning assets.  The increase in the average yield earned on loans was due to increased rates on new loans in conjunction with recent increases in market interest rates.  The average balance of loans increased primarily due to an increase in the average principal balance of construction loans.   The average balance of other interest-earning assets increased due to an increase in the average balance of our FHLB demand deposit account, which occurred primarily as a result of funds generated from the increase in deposits.

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

Interest Expense.   The increase in the 2006 vs. 2005 period was primarily due to an increase in the average rates paid on deposits and FHLB advances as well as an increase in the average balances of deposits and FHLB advances.  The increase in the average rates paid on deposit accounts reflects both the shift in deposits from money market accounts to higher rate certificates of deposit as well as increases in market interest rates.  The rates paid on FHLB advances increased due to increases in market interest rates.  The average balance of deposits increased due to growth in certificates of deposit.  The average balance of FHLB advances increased due to the use of advances to fund loan growth.

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

Factors influencing management’s decision to increase the provision in the 2006 vs. 2005 period include an increase in nonaccrual loans and conditions in the speculative single family real estate market in Northwest Arkansas.  Notwithstanding the sharp increase in nonaccrual loans and the potential impact of such loans on our provision analysis, we have thoroughly evaluated the single family speculative construction loan portfolio and believe we have identified all of the material credit concerns based on facts and circumstances existing at December 31, 2006.  The speculative single family construction market demonstrated weakness in late 2005 and we began reducing our exposure in this area.  During 2006, we incurred construction loan charge-offs of $239,000 compared to $77,000 for the year ended December 31, 2005, and none for the year ended December 31, 2004.  The losses on these loans in 2006 related primarily to extraordinary costs in constructing these residences, some overfunding to cover these costs, and some substandard construction, rather than deterioration of the value of the underlying collateral.  We have tightened our internal procedures that allowed the overfunding to occur as well as increased monitoring of construction quality and do not expect future material losses based on overfunding and construction quality issues, other than potential losses associated with the four relationships discussed in Asset Quality.  Further, based on a review of available market data, we have not noted a decrease in home sale prices in the Northwest Arkansas market as of December 31, 2006.  In light of these factors and our historically low charge-off history, we believe our provision for loan losses was adequate for the year ended December 31, 2006.

The increase in the provision for loan losses for the 2005 vs. 2004 period was due primarily to an increase in charge-offs on overdrafts.

Noninterest Income.  Deposit fee income increased as a result of the increase in the number of checking accounts.  The number of checking accounts increased approximately 3.1% from December 31, 2005 to December 31, 2006 and increased 5.9% from December 31, 2004 to December 31, 2005.  The Bank plans to continue to aggressively promote checking accounts in 2007 through direct mail campaigns and offering “thank you” gifts to further expand its checking accounts and increase deposit fee income.

Gain on sale of loans changed in relation to increases or decreases in originations of loans for sale during the comparison periods.  The activity in loans held for sale is summarized below (in thousands):

	Year Ended December 31,
	2006	2005	2004
Loans held for sale, beginning of period	$2,641	$1,623	$1,687
Originations of loans held for sale	67,613	56,153	45,763
Sales	(69,155)	(55,135)	(45,827)
Loans held for sale, end of period	$1,099	$2,641	$1,623

Gain on sale of loans	$924	$764	$607

Other noninterest income increased during the 2006 vs. 2005 period due to nonrecurring gains on the sales of two properties totaling $528,000.  These properties represented excess land and a building adjacent to two existing branches.

Other noninterest income decreased during the 2005 vs. 2004 period primarily due to a decrease in loan-related fees and a decrease in gains on sales of office properties and equipment and real estate owned.  The decrease in loan-related fees was due to a reduction in the amount of fees collected due to competitive factors in the Bank’s market area.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Salaries	$10,237	$8,516	$7,635	$1,721	$881
Payroll taxes	866	773	701	93	72
Insurance	696	630	572	66	58
ESOP expense (1)	508	1,965	1,661	(1,457)	304
401(k)	174	—	—	174	—
Stock compensation (2)	81	27	27	54	—
Defined benefit plan contribution	745	660	358	85	302
Other	157	151	140	6	11
Total	$13,464	$12,722	$11,094	$742	$1,628

(1)  Employee Stock Ownership Plan.

(2)  Includes stock options and Management Recognition and Retention Plan (“MRP”) expense.

2006 vs. 2005

The increase in salaries was primarily related to an increase in the number of employees and normal salary and merit increases.  Payroll taxes increased due to the increase in salaries.  The increase in insurance expense was due to an increase in the number of employees.  The decrease in employee stock ownership plan expense was due to the plan shares becoming fully allocated as of March 31, 2006.  Defined benefit plan expense increased due to an increase in the required contribution to our multi-employer plan primarily resulting from an increase in amortization cost.  The Company implemented a 401(k) Plan on June 1, 2006.  The 401(k) expense above relates to employer matching of employee 401(k) contributions.

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

Net occupancy expense.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Depreciation	$1,224	$1,111	$1,103	$113	$8
Furniture, fixtures, and equipment	261	235	183	26	52
Utilities	290	242	219	48	23
Building repairs and maintenance	313	237	258	76	(21)
Taxes and insurance	220	187	179	33	8
Rent	97	67	67	30	—
Total	$2,405	$2,079	$2,009	$326	$70

2006 vs. 2005

The increases in depreciation, furniture, fixtures and equipment expense, and utilities were due to two new branches that opened during the first quarter of 2006 as well as remodeling several existing branches during the year.  The increase in building repairs and maintenance consisted of expenses related to new branches as well as an increase in maintenance expenses for the corporate office.

2005 vs. 2004

The increases in furniture, fixture, and equipment expense and utilities were due to the opening of one new full service branch office and remodeling several existing branch offices, along with general utility cost increases.  The decrease in building repairs and maintenance is due to one-time repairs in 2004.

Advertising and public relations.  Advertising and public relations increased for the years ended December 31, 2006 and December 31, 2005 compared to the relevant prior periods primarily due to costs associated with the new checking account marketing program that began in 2005, including direct mail, “thank you” gifts, marketing brochures, posters and billboards, and the start-up of the business account marketing program.  In 2006, the Bank also had additional start up costs related to a new marketing firm and advertising campaign.

Other expenses.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Consultant and management fees	$196	$135	$234	$61	$(99)
Professional fees	381	422	466	(41)	(44)
Postage and supplies	836	772	695	64	77
Loan related expenses	241	139	152	102	(13)
Real estate owned expenses	305	83	109	222	(26)
Telephone	261	242	214	19	28
Other	1,733	1,491	1,292	242	199
Total	$3,953	$3,284	$3,162	$669	$122

2006 vs. 2005

Loan related expenses increased primarily due to the increase in loans sold in the secondary mortgage market during 2006.  The increase in real estate owned expenses was related to the increase in number of properties acquired during the year.  Other expenses increased primarily due to travel and related training expenses in connection with the Bank’s conversion to a new loan and deposit system planned for March 2007.

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

Income Taxes.

2006 vs. 2005

The decrease in income tax expense was primarily due to the decrease in taxable income.  The effective tax rate decreased slightly to approximately 31%.

2005 vs. 2004

The increase in income tax expense was primarily due to an increase in taxable income.  The effective tax rate remained relatively consistent at approximately 32%.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 14 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

We are contractually obligated to make future minimum payments as follows (in thousands):

	Less Than			More Than
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total

Certificates of deposit maturities	$331,550	$67,751	$29,019	$5,922	$434,242
FHLB advances maturities	$59,818	$46,902	$11,159	$2,426	$120,305

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest earning assets which provide liquidity to meet lending requirements.  The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  As an additional source of funds, the Bank has borrowed from the FHLB of Dallas.  During 2006, the use of FHLB advances decreased due to the Bank using funds from deposit growth to repay FHLB of Dallas advances.  At December 31, 2006, available borrowing capacity with the FHLB was approximately $186.5 million.  In addition, brokered deposits may be used to augment the Bank’s primary funding sources.  At December 31, 2006, the Bank had outstanding brokered deposits of $3.2 million.

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

In 2006 and 2005, the Company paid dividends of $0.58 and $0.50 per share, respectively.  In 2006, the dividend per share was $0.14 in both the first and second quarters and $0.15 in both the third and fourth quarters.  The determination of future dividends on the Company’s common stock will depend on conditions existing at that time with consideration given to the Company’s earnings, capital, and liquidity needs.

As of December 31, 2006, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At December 31, 2006, the Bank’s tangible, core and risk-based capital ratios amounted to 8.76%, 8.76% and 11.94%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

See Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

ASSET AND LIABILITY MANAGEMENT

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest earning assets and interest bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.  As of December 31, 2006, the Bank estimates that the ratio of its one-year gap to total assets was a negative19.4% and its ratio of interest earning assets to interest bearing liabilities maturing or repricing within one year was 68.2%.

The Bank focuses its residential lending activities for loans held in portfolio on the origination of one-, three-, five- and seven-year adjustable rate residential mortgage loans (“ARMs”).  Although adjustable rate loans involve certain risks, including increased payments and the potential for default in an increasing interest rate environment, such loans decrease the risks associated with changes in interest rates.  As of December 31, 2006, $195.9 million or 77.8% of the Bank’s portfolio of one- to four-family residential mortgage loans consisted of ARMs, including $43.6 million in seven-year ARMs.  ARMs subject to contractual repricing within one year totaled $27.6 million at December 31, 2006.

The Company’s investment portfolio, all of which is classified as held to maturity, amounted to $60.7 million or 7.1% of the Company’s total assets at December 31, 2006.  Of such amount, none is contractually due within one year and $4.8 million or 8.0% is contractually due from one year to five years.  However, actual maturities can be shorter than contractual maturities due to the ability of borrowers to call or prepay such obligations without call or prepayment penalties.  As of December 31, 2006, there were approximately $60.2 million of investment securities at an average interest rate of 4.85% with call options held by the issuer, of which approximately $50.0 million, at an average interest rate of 4.94%, are callable within one year.  In a rising rate environment, the Company believes the issuer will not call these investment securities.

Deposits are the Bank’s primary funding source and the Bank prices its deposit accounts based upon competitive factors and the availability of prudent lending and investment opportunities.  The Bank seeks to lengthen the maturities of its deposits by offering longer-term certificates of deposit when market conditions have created opportunities to attract such deposits. However, the Bank does not solicit high rate jumbo certificates of deposit and does not pursue an aggressive growth strategy which would force the Bank to focus exclusively on competitors’ rates rather than deposit affordability.  At December 31, 2006, the Bank had $434.2 million in certificates of deposit of which $331.6 million mature in one year or less.  At December 31, 2006, the Bank had $120.3 million of FHLB advances of which $59.8 million is due in one year or less.

Net Portfolio Value

The value of the Bank’s loan and investment portfolio will change as interest rates change.  As a result of the Bank’s negative interest rate repricing gap, rising interest rates will generally decrease the Bank’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio.  NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.  The following tables set forth, quantitatively, as of December 31, 2006 and 2005, the OTS estimate of the projected changes in NPV in the event of a 100, 200 and 300 basis point instantaneous and permanent increase in market interest rates and a 100 and 200 basis point instantaneous and permanent decrease in market interest rates as of December 31, 2006 and 2005.  Due to the low interest rate environments in 2006 and 2005, the changes in NPV are not estimated for a decrease in interest rates of 300 basis points in either year.

2006
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$91,757	10.76%	$(15,438)	(14)%
+200	98,765	11.43	(8,430)	(8)
+100	104,404	11.95	(2,791)	(3)
0	107,195	12.17	—	—
–100	108,537	12.24	1,342	1
–200	108,749	12.19	1,554	1

2005
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$86,342	10.24%	$(19,756)	(19)%
+200	94,255	11.01	(11,843)	(11)
+100	100,997	11.65	(5,101)	(5)
0	106,098	12.09	—	—
–100	107,556	12.15	1,458	1
–200	106,166	11.93	68	0

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

Item 8.  Financial Statements and Supplementary Data.

MANAGEMENT REPORT ON INTERNAL CONTROL

The management of First Federal Bancshares of Arkansas, Inc. and its subsidiary, First Federal Bank, (collectively referred to as the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, as such, include amounts based on informed judgments and estimates made by management.

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

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2006 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First Federal Bancshares of Arkansas, Inc.
Harrison, Arkansas

We have audited the accompanying consolidated statements of financial condition of First Federal Bancshares of Arkansas, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Federal Bancshares of Arkansas, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First Federal Bancshares of Arkansas, Inc.
Harrison, Arkansas

We have audited management’s assessment, included in the accompanying  Management Report on Internal Control, that First Federal Bancshares of Arkansas, Inc. and its subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas
February 27, 2007

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2006 AND 2005

(In thousands, except share data)

ASSETS	2006	2005

Cash and cash equivalents:
Cash and collection items	$17,731	$16,907
Interest bearing deposits with banks	17,787	4,202

Total cash and cash equivalents	35,518	21,109

Investment securities—
Held to maturity, at amortized cost (fair value at December 31, 2006 and 2005, of $59,689 and $55,784, respectively)	60,746	56,695
Federal Home Loan Bank stock—at cost	7,089	8,412
Loans receivable, net of allowance at December 31, 2006 and 2005, of $2,572 and $2,114, respectively	693,095	719,214
Accrued interest receivable	9,999	7,490
Real estate owned—net	3,858	892
Office properties and equipment—net	20,384	18,522
Cash surrender value of life insurance	19,396	18,654
Prepaid expenses and other assets	2,390	1,423

TOTAL	$852,475	$852,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest bearing	$612,937	$574,772
Noninterest bearing	39,328	36,895

Total deposits	652,265	611,667

Federal Home Loan Bank advances	120,305	158,240
Advance payments by borrowers for taxes and insurance	666	847
Other liabilities	3,666	3,815

Total liabilities	$776,902	$774,569

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value—5,000,000 shares authorized, none issued
Common stock, $.01 par value—20,000,000 shares authorized; 10,307,502 shares issued; 4,838,962 and 5,048,662 shares outstanding at December 31, 2006 and 2005, respectively	103	103
Additional paid-in capital	56,617	56,252
Employee stock benefit plans	(72)	(140)
Retained earnings—substantially restricted	88,068	83,584
	144,716	139,799
Treasury stock—at cost; 5,468,540 and 5,258,840 shares at December 31, 2006 and 2005, respectively	(69,143)	(61,957)

Total stockholders’ equity	75,573	77,842

TOTAL	$852,475	$852,411

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands, except earnings per share)

	2006	2005	2004
INTEREST INCOME:
Loans receivable	$50,185	$43,057	$35,685
Investment securities:
Taxable	2,526	2,181	2,837
Nontaxable	744	721	696
Other	664	126	152
Total interest income	54,119	46,085	39,370

INTEREST EXPENSE:
Deposits	20,643	14,617	12,690
Federal Home Loan Bank advances	6,933	4,987	1,648

Total interest expense	27,576	19,604	14,338

NET INTEREST INCOME	26,543	26,481	25,032

PROVISION FOR LOAN LOSSES	1,482	1,101	1,020

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,061	25,380	24,012

NONINTEREST INCOME:
Deposit fee income	4,839	4,486	3,674
Earnings on life insurance policies	742	757	795
Gain on sale of loans	924	764	607
Other	1,830	954	1,198

Total noninterest income	8,335	6,961	6,274

NONINTEREST EXPENSES:
Salaries and employee benefits	13,464	12,722	11,094
Net occupancy expense	2,405	2,079	2,009
Data processing	1,474	1,546	1,546
Professional fees	381	422	466
Advertising and public relations	1,338	1,137	972
Postage and supplies	836	772	695
Other	2,736	2,090	2,001

Total noninterest expenses	22,634	20,768	18,783

INCOME BEFORE INCOME TAXES	10,762	11,573	11,503

INCOME TAX PROVISION	3,379	3,723	3,698

NET INCOME	$7,383	$7,850	$7,805

EARNINGS PER SHARE:
Basic	$1.48	$1.57	$1.54

Diluted	$1.44	$1.50	$1.45

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands, except share data)

	Issued		Additional	Employee				Total
	Common Stock		Paid-In	Stock	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Benefit Plans	Earnings	Shares	Amount	Equity

BALANCE — January 1, 2004	10,307,502	$103	$52,950	$(1,025)	$72,634	4,967,416	$(49,584)	$75,078

Net income	—	—	—	—	7,805	—	—	7,805
Release of ESOP shares	—	—	1,296	416	—	—	—	1,712
Stock compensation expense	—	—	14	27	—	(1,316)	15	56
Tax effect of stock compensation plans	—	—	327	—	—	—	—	327
Purchase of treasury stock — at cost	—	—	—	—	—	458,300	(9,534)	(9,534)
Treasury shares reissued	—	—	(160)	—	—	(210,918)	2,195	2,035
Dividends paid ($0.42 per share)	—	—	—	—	(2,178)	—	—	(2,178)

BALANCE — December 31, 2004	10,307,502	103	54,427	(582)	78,261	5,213,482	(56,908)	75,301

Net income	—	—-	—	—	7,850	—	—	7,850
Release of ESOP shares	—	—	1,575	416	—	—	—	1,991
Stock compensation expense	—	—	—	26	—	—	—	26
Tax effect of stock compensation plans	—	—	625	—	—	—	—	625
Purchase of treasury stock — at cost	—	—	—	—	—	307,887	(7,630)	(7,630)
Treasury shares reissued	—	—	(375)	—	—	(262,529)	2,581	2,206
Dividends paid ($0.50 per share)	—	—	—	—	(2,527)	—	—	(2,527)

BALANCE — December 31, 2005	10,307,502	103	56,252	(140)	83,584	5,258,840	(61,957)	77,842

Net income	—	—	—	—	7,383	—	—	7,383
Release of ESOP shares	—	—	408	104	—	—	—	512
Stock compensation expense	—	—	70	(36)	—	(4,000)	47	81
Tax effect of stock compensation plans	—	—	274	—	—	—	—	274
Purchase of treasury stock — at cost	—	—	—	—	—	354,266	(8,574)	(8,574)
Treasury shares reissued	—	—	(387)	—	—	(140,566)	1,341	954
Dividends paid ($0.58 per share)	—	—	—	—	(2,899)	—	—	(2,899)

BALANCE — December 31, 2006	10,307,502	$103	$56,617	$(72)	$88,068	5,468,540	$(69,143)	$75,573

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	2006	2005	2004

OPERATING ACTIVITIES:
Net income	$7,383	$7,850	$7,805
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,482	1,101	1,020
Provision for real estate losses	92	29	45
Deferred tax provision (benefit)	137	(13)	350
Accretion of discounts on investment securities—net	(8)	(2)	(40)
Federal Home Loan Bank stock dividends	(403)	(251)	(69)
Loss (gain) on disposition of fixed assets	(522)	9	(70)
Gain on sale of repossessed assets—net	(51)	(8)	(42)
Originations of loans held for sale	(67,642)	(56,153)	(63,041)
Proceeds from sales of loans originated to sell	70,108	55,899	63,712
Gain on sale of mortgage loans originated to sell	(924)	(764)	(607)
Depreciation	1,304	1,185	1,185
Amortization of deferred loan fees—net	280	167	91
Release of ESOP shares	512	1,991	1,712
Earnings on life insurance policies	(742)	(757)	(795)
Stock compensation expense	81	26	56
Changes in operating assets and liabilities:
Accrued interest receivable	(2,509)	(3,063)	(338)
Prepaid expenses and other assets	(953)	304	(427)
Other liabilities	283	1,921	351

Net cash provided by operating activities	7,908	9,471	10,898

INVESTING ACTIVITIES:
Purchases of investment securities—held to maturity	(7,533)	(5,559)	(87,039)
Proceeds from maturities of investment securities—held to maturity	3,490	4,626	111,798
Purchase of Federal Home Loan Bank stock	—	(3,285)	(1,737)
Federal Home Loan Bank stock redeemed	1,726	—	679
Loan originations—net of repayments	13,762	(87,939)	(121,946)
Loan purchases	(363)	—	(5,172)
Loan participations sold	3,419	1,787	3,970
Proceeds from sales of repossessed assets	3,700	560	801
Improvements to real estate owned	(724)	—	—
Proceeds from sales of office properties and equipment	251	4	632
Purchases of office properties and equipment	(3,190)	(4,425)	(2,475)

Net cash provided by (used in) investing activities	14,538	(94,231)	(100,489)

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	2006	2005	2004
FINANCING ACTIVITIES:
Net increase in deposits	$40,598	$29,243	$8,844
Advances from Federal Home Loan Bank	55,000	144,343	81,578
Repayment of advances from Federal Home Loan Bank	(92,935)	(75,859)	(31,384)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(181)	90	32
Purchase of treasury stock	(8,574)	(7,630)	(9,534)
Dividends paid	(2,899)	(2,527)	(2,178)
Stock options exercised	954	2,206	2,035

Net cash provided by (used in) financing activities	(8,037)	89,866	49,393

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,409	5,106	(40,198)

CASH AND CASH EQUIVALENTS:
Beginning of year	21,109	16,003	56,201

End of year	$35,518	$21,109	$16,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$26,883	$19,034	$14,238

Income taxes	$3,494	$2,914	$2,990

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$5,997	$935	$709

Loans to facilitate sales of real estate owned	—	$30	$197

Investment securities purchased—not settled	—	$100	$1,000

See notes to consolidated financial statements.                                                                                                             (Concluded)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

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

Investment securities that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Unrealized holding gains and losses are excluded from earnings and reported net of tax in other comprehensive income. Investment securities in the available for sale portfolio may be used as part of the Company’s asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk, or other economic factors. At December 31, 2006 and 2005, the Company did not own any investment securities classified as available for sale.

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

The allowance for loan losses represents management’s estimate of incurred credit losses inherent in the Company’s loan portfolio as of the balance sheet date.  The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of the Company’s borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and general economic conditions.  Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

In determining the allowance for loan losses, the Company allocates a portion of the allowance to its various loan categories based on an analysis of individual loans and pools of loans.  However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Multi-family residential, commercial real estate, land and land development, and commercial loans that are delinquent or where the borrower’s total loan relationship exceeds $1 million are evaluated on a loan by loan basis at least annually.

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

Real Estate Owned, Net—Real estate owned represents foreclosed assets held for sale and is initially recorded at estimated fair value less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Adjustments for estimated losses are charged to operations when any decline reduces the fair value to less than the carrying value.  Costs and expenses related to major additions and improvements are capitalized while maintenance and repairs which do not extend the lives of the respective assets are expensed.

Office Properties and Equipment, Net—Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation using the straight-line method over the estimated useful lives of the individual assets which range from 3 to 40 years.

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

Recent Accounting Pronouncements—In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this statement did not have a material effect on the financial statements of the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, if the holder irrevocably elects to account for the whole instrument on a fair value basis, and clarifies various aspects of SFAS No. 133 and SFAS No. 140 relating to derivative financial instruments and qualifying special-purpose entities holding derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006.  Based on our current activities, we estimate that the adoption of this statement will not have a material effect on the financial statements of the Company.

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract as defined in the SFAS. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and allows an entity to choose between amortization or fair value measurement methods for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading without tainting the investment portfolio, provided the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006.  Based on our current activities, we estimate that the adoption of this statement will not have a material effect on the financial statements of the Company.

In July 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction.  The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption.

Based on our current activities, we estimate that the adoption of this statement will not have a material effect on the financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures regarding fair value measurements. The statement applies whenever other standards require or permit that assets or liabilities be measured at fair value. The statement does not require new fair value measurements, but rather provides a definition and framework for measuring fair value which will result in greater consistency and comparability among financial statements prepared under accounting principles generally accepted in the United States of America. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet completed its assessment of the impact of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires balance sheet recognition of the funded status of pension and other postretirement benefits with the offset to accumulated other comprehensive income. Employers will recognize actuarial gains and losses, prior service cost, and any remaining transition amounts when recognizing a plan’s funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this statement did not have a material effect on the financial statements of the Company.

In September 2006, the SEC issued SAB No. 108, Correcting the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretation of the SEC’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 requires registrants to quantify misstatements using a balance sheet and income statement approach and evaluate materiality as it pertains to relevant qualitative and quantitative factors. The SEC believes registrants must quantify the impact of correcting all misstatements on the current year financial statements. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006.  The adoption of SAB No. 108 did not have a material effect on the financial statements of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.   The Company has not yet completed its assessment of the impact of SFAS No. 159.

2.                      RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2006 and 2005, these reserve balances amounted to $508,000 and $485,000, respectively.

3.                      INVESTMENT SECURITIES

Investment securities consisted of the following at December 31 (in thousands):

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$16,889	$110	$76	$16,923
U.S. Government and
Agency obligations	43,857	—	1,091	42,766

Total	$60,746	$110	$1,167	$59,689

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$16,661	$144	$123	$16,682
U.S. Government and
Agency obligations	40,034	—	932	39,102

Total	$56,695	$144	$1,055	$55,784

The following tables summarize the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	2006
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$1,914	$19	$3,247	$57	$5,161	$76
U.S. Government and Agency obligations	2,795	22	39,971	1,069	42,766	1,091

	$4,709	$41	$43,218	$1,126	$47,927	$1,167
	2005
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$4,489	$51	$1,973	$72	$6,462	$123
U.S. Government and Agency obligations	13,930	192	25,172	740	39,102	932

	$18,419	$243	$27,145	$812	$45,564	$1,055

The unrealized losses are primarily a result of an increase in interest rates during the applicable periods.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

The Company has pledged investment securities held to maturity with carrying values of approximately $50.2 million and $48.4 million at December 31, 2006 and 2005, respectively, as collateral for certain deposits in excess of $100,000.

The scheduled maturities of debt securities at December 31, 2006, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2006
	Amortized	Fair
	Cost	Value

Within one year	$—	$—
Due from one year to five years	4,830	4,762
Due from five years to ten years	17,993	17,811
Due after ten years	37,923	37,116

Total	$60,746	$59,689

As of December 31, 2006 and 2005, investments with carrying values of approximately $60.2 million and $55.5 million, respectively, have call options held by the issuer, of which approximately $50.0 million and $41.0 million, respectively, are callable within one year.

4.                      LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2006	2005

First mortgage loans:
One- to four-family residences	$251,120	$269,660
Commercial real estate	124,540	119,323
Multi-family	11,900	12,900
Land	41,698	38,355
Construction	195,902	239,062

Total first mortgage loans	625,160	679,300

Commercial loans	36,407	32,693

Consumer loans:
Home equity and second mortgage	48,665	49,680
Automobile	12,090	15,748
Other	13,271	13,149

Total consumer and other loans	74,026	78,577
Less:
Unearned discounts	(54)	(81)
Undisbursed loan funds	(40,069)	(69,086)
Deferred loan costs (fees)—net	197	(75)
Allowance for loan losses	(2,572)	(2,114)

Loans receivable—net	$693,095	$719,214

At December 31, 2006 and 2005, loans receivable included loans committed to be sold with net book values of $1.1 million and $2.6 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of such loans at December 31, 2006 and 2005 were $22.2 million and $19.6 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.   Servicing income for the years ended December 31, 2006, 2005, and 2004 was $121,000, $100,000, and $159,000, respectively.

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31
	2006	2005

Impaired loans without a valuation allowance	$5,324	$3,846
Impaired loans with a valuation allowance	—	—

Total impaired loans	$5,324	$3,846

Total nonaccrual loans	$19,015	$5,306

Total loans past-due ninety days or more and still accruing	$668	$1,600

	Year Ended
	December 31
	2006	2005

Average investment in impaired loans	$3,188	$3,790

Interest income recognized on impaired loans	$135	$289

Interest income recognized on a cash basis on impaired loans	$—	$—

Interest income recorded during the years ended December 31, 2006, 2005, and 2004 for nonaccrual loans was  $403,000, $35,000, and $85,000, respectively.  Under the original terms, these loans would have reported approximately $1.5 million, $169,000, and $243,000, of interest income for the years ended December 31, 2006, 2005, and 2004, respectively.

5.                      ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2006	2005

Loans	$9,309	$6,875
Investment securities	690	615

Total	$9,999	$7,490

6.                      ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

A summary of the activity in the allowances for loan and real estate losses is as follows for the years ended December 31 (in thousands):

	2006		2005		2004
	Loans	Real Estate	Loans	Real Estate	Loans	Real Estate

Balance—beginning of year	$2,114	$—	$1,846	$—	$1,621	$—

Provisions for estimated losses	1,482	93	1,101	30	1,020	45
Recoveries	171	—	123	—	103	—
Losses charged off	(1,195)	(93)	(956)	(30)	(898)	(45)

Balance—end of year	$2,572	$—	$2,114	$—	$1,846	$—

7.                      OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2006	2005

Land and land improvements	$4,993	$4,981
Buildings and improvements	15,436	13,649
Furniture and equipment	6,006	5,556
Automobiles	466	419
Construction in progress	1,344	985

Total	28,245	25,590

Accumulated depreciation	(7,861)	(7,068)

Office properties and equipment—net	$20,384	$18,522

Depreciation expense for the years ended December 31, 2006, 2005, and 2004, amounted to approximately $1.3 million, $1.2 million and $1.2 million, respectively.

8.                      DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2006	2005

Demand deposit accounts, including noninterest bearing deposits of $39,328 and $36,895 in 2006 and 2005, respectively	$139,372	$125,397
Money market	51,827	64,021
Regular savings	26,824	30,521
Certificates of deposit	434,242	391,728

Total	$652,265	$611,667

Overdrafts of demand deposit accounts of $425,000 and $312,000 at December 31, 2006 and 2005, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $137.2 million and $118 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, scheduled maturities of certificates of deposit are as follows (in thousands):

Year Ending December 31

2007	$331,550
2008	57,058
2009	10,693
2010	17,748
2011	11,271
2012 and thereafter	5,922

Total	$434,242

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2006	2005	2004

Interest bearing checking accounts	$1,394	$412	$281
Money market	1,503	1,455	1,665
Regular savings and certificate accounts	17,925	12,854	10,812
Early withdrawal penalties	(179)	(104)	(68)

Total	$20,643	$14,617	$12,690

Eligible deposits of the Bank are insured up to $100 thousand by the Deposit Insurance Fund of the FDIC.  Effective April 1, 2006, the FDIC increased the federal insurance coverage limit to $250 thousand for retirement accounts.

9.                      FEDERAL HOME LOAN BANK STOCK AND ADVANCES

The Bank is a member of the Federal Home Loan Bank System. As a member of this system, it is required to maintain an investment in capital stock of the FHLB in an amount equal to the sum of 0.08% of total assets as of the previous December 31 and 4.10% of outstanding advances. No ready market exists for such stock and it has no quoted market value. The carrying value of the stock is its cost.

The Bank pledges eligible collateral for its FHLB advances as defined in its blanket lien agreement with the FHLB as well as its FHLB demand deposit account and FHLB stock. Eligible collateral under the blanket lien includes First Mortgage Collateral (as defined), multi-family residential mortgages meeting the requirements for eligibility as First Mortgage Collateral, U.S. Government and Agency Securities (as defined), privately issued mortgage-backed securities that qualify as eligible collateral under applicable regulations, Federal Home Loan Bank Term Deposit Accounts, and other non-securitized real estate related collateral. Advances at December 31, 2006 and 2005, consisted of the following (in thousands):

	2006		2005
	Weighted		Weighted
Amounts Maturing in Year Ending	Average		Average
December 31	Rate	Amount	Rate	Amount

2006		$—	4.03%	$60,766
2007	4.68%	59,818	4.07	51,585
2008	4.50	30,594	4.09	22,349
2009	4.48	16,308	4.09	11,051
2010	4.36	5,008	4.33	4,738
2011	4.49	6,151	4.31	5,325
Thereafter	4.36	2,426	4.36	2,426

Total	4.58%	$120,305	4.08%	$158,240

10.               INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31
	2006	2005	2004

Income tax provision (benefit):
Current:
Federal	$2,851	$3,275	$2,924
State	391	461	424
Total current	3,242	3,736	3,348

Deferred:
Federal	102	(69)	317
State	35	56	33
Total deferred	137	(13)	350

Total	$3,379	$3,723	$3,698

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Year Ended December 31
	2006		2005		2004

Taxes at statutory rate	$3,659	34.0%	$3,935	34.0%	$3,911	34.0%
Increase (decrease) resulting from:
State income tax—net	260	2.4	269	2.3	287	2.5
Earnings on life insurance policies	(252)	(2.3)	(257)	(2.2)	(271)	(2.4)
Nontaxable investments	(207)	(1.9)	(211)	(1.8)	(208)	(1.8)
Other—net	(81)	(0.8)	(13)	(0.1)	(21)	(0.2)

Total	$3,379	31.4%	$3,723	32.2%	$3,698	32.1%

The Company’s net deferred tax liability account was comprised of the following at December 31 (in thousands):

	2006	2005

Deferred tax assets:
Stock based compensation	$—	$18
Allowance for loan losses	985	810
Real estate owned	30	—

Total deferred tax assets	1,015	828

Deferred tax liabilities:
Office properties	(854)	(724)
Federal Home Loan Bank stock	(692)	(696)
Pension plan contribution	(500)	(327)
Prepaid expenses	(106)	(81)

Total deferred tax liabilities	(2,152)	(1,828)

Net deferred tax liability	$(1,137)	$(1,000)

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2006 and 2005. Payment of dividends to shareholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

11.               STOCK BASED COMPENSATION

In December 2004, FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) amended SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107 to provide its guidance on the valuation of share-based payments for public companies. SFAS No. 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based  payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. At December 31, 2006, the Company had a Stock Option Plan (the “SOP”) and a Management Recognition and Retention Plan (the “MRR Plan”).

The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method in which compensation cost is recognized over the service period for all awards granted subsequent to the Company’s adoption of SFAS No. 123(R) as well as for the unvested portion of awards outstanding as of the Company’s adoption of SFAS No. 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.

Compensation expense related to the amortization of MRR Plan awards was recognized in the income statement prior to the implementation of SFAS No. 123(R). Compensation expense attributable to stock options during the year ended December 31, 2006 totaled approximately $16,000.  Prior to the adoption of SFAS No. 123(R), the Company applied the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees as allowed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Accordingly, no stock based compensation was recognized in net income for stock options for the years ended December 31, 2005 and 2004 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted were fixed at that point in time.  Had compensation cost for the SOP been determined based on the fair value at the grant dates for awards under the SOP consistent with the methods of SFAS No. 123, the effect on the Company’s pro forma net income and pro forma earnings per share would not have been significant.

Stock Option Plan—The Stock Option Plan provides for a committee of the Company’s Board of Directors to award incentive stock options, non-qualified or compensatory stock options and stock appreciation rights representing up to 1,030,750 shares of Company stock. One-fifth of the options granted vested immediately upon grant, with the balance vesting in equal amounts on the four subsequent anniversary dates of the grant. Options granted vest immediately in the event of retirement, disability, or death. Stock options granted expire in ten years unless grantee terminates employment, in which case the award expires five years after termination date or ten years after grant date, whichever comes first.

Under the SOP, options have been granted to directors and key employees to purchase common stock of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. Options granted are summarized as follows:

		Options Outstanding			Options Exercisable
Year Granted	Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share
1997	$9.63	142,617	0.4 years	$9.63	142,617	$9.63
1998	11.63	8,000	1.1 years	11.63	8,000	11.63
1999	8.53 – 9.31	2,800	0.9 years	8.98	2,800	8.98
2000	9.13	950	3.7 years	9.13	950	9.13
2001	9.34 – 11.35	11,800	4.2 years	10.55	11,800	10.55
2002	12.32	5,200	5.1 years	12.32	5,200	12.32
2003	12.93 – 16.11	2,412	6.3 years	14.84	1,112	15.57
2004	19.25 – 21.50	3,080	7.1 years	20.34	1,912	20.30
2005	24.81	1,000	8.9 years	24.81	400	24.81
2006	22.40 – 25.50	1,500	9.2 years	24.47	300	24.47
		179,359	1.1 years	$10.30	175,091	$10.06

A summary of the status of the Company’s SOP as of December 31, 2006, 2005, and 2004, and changes during the years ending on those dates are presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding—January 1, 2004	839,562	$9.74

Exercised	(210,918)	9.65
Granted	3,720	20.15
Expired	(1,600)	11.63
Forfeited	(1,040)	15.96

Outstanding—December 31, 2004	629,724	$9.82

Exercised	(283,456)	9.67
Granted	1,000	24.81
Expired	(1,200)	9.63
Forfeited	(800)	12.32

Outstanding—December 31, 2005	345,268	$9.98

Exercised	(166,997)	9.74
Granted	1,500	24.47
Expired	—	—
Forfeited	(412)	14.66

Outstanding—December 31, 2006	179,359	$10.30

Management Recognition and Retention Plan—The MRR Plan provides for a committee of the Company’s Board of Directors to award restricted stock to key officers as well as non-employee directors. The MRR Plan authorizes the Company to grant up to 412,300 shares of the Company stock, of which 405,688 shares have been granted through December 31, 2006. Compensation expense has been recognized over the vesting period based on the fair market value of the shares on the grant date. Shares granted will be deemed vested in the event of disability or death. Approximately $66,000, $27,000, and $27,000 in compensation expense was recognized during each of the years ended December 31, 2006, 2005 and 2004.

12.               EMPLOYEE BENEFIT PLANS

ESOP—The Company established an ESOP on May 3, 1996. During 1996, the ESOP borrowed $4.1 million from the Company to purchase shares of Company stock.  The ESOP’s loan was paid in full on March 31, 2006, and all shares in the ESOP were allocated to participant accounts as of that date.  The Company has determined that there will be no future Employer contributions to the ESOP and that effective May 31, 2006, no employee shall become eligible to participate in the ESOP.

Effective June 1, 2006, the Company adopted the First Federal Bancshares of Arkansas, Inc. Employees’ Savings & Profit Sharing Plan and Trust (the “401(k) Plan”).  The Company merged the ESOP into the 401(k) Plan effective June 1, 2006.  Participant accounts under the ESOP will be maintained as a separate source under the 401(k) Plan with ESOP provisions concerning matters such as vesting, withdrawals, loans, dividends, and distributions remaining in effect.  During the years ended December 31, 2006, 2005, and 2004, ESOP expense was approximately $508,000, $2.0 million, and $1.7 million, respectively.

401(k) Plan — The Company has established a 401(k) Plan whereby substantially all employees participate in the Plan.  Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 100% of the first 3% plus 50% of contributions between 3 and 5% of an employee’s compensation contributed to the Plan.  Matching contributions vest immediately to the employee upon enrollment in the Plan.  During the year ended December 31, 2006, 401(k) Plan expense was approximately $174,000.

Other Postretirement Benefits—The Bank is a participant in a multi-employer retirement plan and therefore separate information is not available. The plan is noncontributory and covers substantially all employees. The plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Net pension expense was approximately $745,000,  $660,000, and $358,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

13.               EARNINGS PER SHARE

	Year Ended December 31, 2006
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$7,383	4,993,229	$1.48

Effect of dilutive securities—Stock options	—	118,553

Diluted EPS—Income available to common stockholders and assumed conversions	$7,383	5,111,782	$1.44

	Year Ended December 31, 2005
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$7,850	4,989,041	$1.57

Effect of dilutive securities—Stock options	—	238,692

Diluted EPS—Income available to common stockholders and assumed conversions	$7,850	5,227,733	$1.50

	Year Ended December 31, 2004
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$7,805	5,066,682	$1.54

Effect of dilutive securities—Stock options	—	314,228

Diluted EPS—Income available to common stockholders and assumed conversions	$7,805	5,380,910	$1.45

14.               OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

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

At December 31, 2006, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2006, the Company had no interests in non-consolidated special purpose entities.

At December 31, 2006, commitments included:

•                  total approved loan origination commitments outstanding amounting to $9.5 million, including $2.8 million of loans committed to sell;

•                  rate lock agreements with customers of $7.9 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $1.1 million;

•                  unadvanced portion of construction loans of $40.1 million;

•                  unused lines of credit of $31.2 million;

•                  outstanding standby letters of credit of $3.9 million;

•                  total predetermined overdraft protection limits of $11.6 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $331.6 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $7.9 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2006.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2006, overdrafts of accounts with Bounce Protection™ represented usage of 3.0% of the limit.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

15.               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2006		December 31, 2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$35,518	$35,518	$21,109	$21,109
Investment securities—held to maturity	60,746	59,689	56,695	55,784
Federal Home Loan Bank stock	7,089	7,089	8,412	8,412
Loans receivable—net	693,095	691,367	719,214	711,479
Cash surrender value of life insurance	19,396	19,396	18,654	18,654
Accrued interest receivable	9,999	9,999	7,490	7,490
Commitments	21	21	19	19

LIABILITIES:
Deposits:
Demand, NOW, money market and regular savings	218,023	218,023	219,939	219,939
Certificates of deposit	434,242	433,211	391,728	390,957
Federal Home Loan Bank advances	120,305	119,803	158,240	157,547
Accrued interest payable			914	914
Advance payments by borrowers for taxes and insurance	666	666	847	847
Commitments	21	21	19	19

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16.               CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

17.               RETAINED EARNINGS—SUBSTANTIALLY RESTRICTED

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

18.               REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 2006 and 2005, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum core (Tier I leverage), Tier I risk-based, and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:

Tangible Capital to Tangible Assets	$74,625	8.76%	$12,779	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	74,625	8.76%	34,078	4.00%	$42,597	5.00%

Total Capital to Risk-Weighted Assets	76,500	11.94%	51,235	8.00%	64,044	10.00%

Tier I Capital to Risk-Weighted Assets	74,625	11.65%	N/A	N/A	38,426	6.00%

As of December 31, 2005:

Tangible Capital to Tangible Assets	$74,857	8.78%	$12,784	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	74,857	8.78%	34,090	4.00%	$42,612	5.00%

Total Capital to Risk-Weighted Assets	76,718	12.06%	50,872	8.00%	63,590	10.00%

Tier I Capital to Risk-Weighted Assets	74,857	11.77%	N/A	N/A	38,154	6.00%

19.               RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests was approximately $1.0 and $1.5 million at December 31, 2006 and 2005, respectively.

Deposits from related parties held by the Bank at December 31, 2006 and 2005 amounted to $5.2 million and $3.6 million, respectively.

20.               PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2006 and 2005, and condensed statements of income and of cash flows for each of the three years in the period ended December 31, 2006, for First Federal Bancshares of Arkansas, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2006 AND 2005

(In thousands)

ASSETS	2006	2005
Cash and cash equivalents (deposits in Bank)	$23	$327
Loan to Bank subsidiary	377	2,046
Accrued interest receivable	7	5
Investment in Bank	74,881	75,056
Other assets	593	553

TOTAL	$75,881	$77,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$308	$145
Stockholders’ equity	75,573	77,842

TOTAL	$75,881	$77,987

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands)

	2006	2005	2004

INCOME:
Dividends from the Bank	$8,000	$7,000	$6,000
Interest income—loan to the Bank	52	45	22

Total income	8,052	7,045	6,022

EXPENSES:
Management fees	66	66	66
Other operating expenses	259	230	234

Total expenses	325	296	300

INCOME BEFORE INCOME TAX
BENEFIT AND EQUITY IN UNDISTRIBUTED
EARNINGS (LOSS) OF BANK SUBSIDIARY	7,727	6,749	5,722

INCOME TAX BENEFIT	105	96	107

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	7,832	6,845	5,829

EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	(449)	1,005	1,976

NET INCOME	$7,383	$7,850	$7,805

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands)

	2006	2005	2004

OPERATING ACTIVITIES:
Net income	$7,383	$7,850	$7,805
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss (earnings) of Bank	449	(1,005)	(1,976)
Release of ESOP shares	512	1,991	1,712
Stock compensation expense	81	26	56
Changes in operating assets and liabilities:
Accrued interest receivable	(2)	(2)	(1)
Other assets	(40)	149	235
Accrued expenses and other liabilities	163	108	(378)

Net cash provided by operating activities	8,546	9,117	7,453

INVESTING ACTIVITIES—
Loan to bank, net of repayments	1,669	(1,045)	2,194

Net cash provided by (used in) investing activities	1,669	(1,045)	2,194

FINANCING ACTIVITIES:
Purchase of treasury stock	(8,574)	(7,630)	(9,534)
Dividends paid	(2,899)	(2,527)	(2,178)
Stock options exercised	954	2,206	2,035

Net cash used in financing activities	(10,519)	(7,951)	(9,677)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(304)	121	(30)

CASH AND CASH EQUIVALENTS:
Beginning of period	327	206	236

End of period	$23	$327	$206

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$13,610	$13,681	$13,737	$13,091
Interest expense	7,377	7,307	6,704	6,188
Net interest income	6,233	6,374	7,033	6,903
Provision for loan losses	354	484	359	285
Net interest income after provision for loan losses	5,879	5,890	6,674	6,618
Noninterest income	1,903	2,030	2,085	2,317
Noninterest expense	5,768	5,466	5,378	6,022
Income before income taxes	2,014	2,454	3,381	2,913
Provision for income taxes	591	754	1,106	928
Net income	$1,423	$1,700	$2,275	$1,985
Earnings per share(1):
Basic	$0.30	$0.34	$0.45	$0.39
Diluted	$0.29	$0.33	$0.44	$0.38

Selected Ratios (Annualized):
Net interest margin	3.14%	3.12%	3.46%	3.43%
Return on average assets	0.66	0.77	1.04	0.92
Return on average equity	7.29	8.54	11.57	10.19

YEAR ENDED DECEMBER 31, 2005	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$12,573	$11,916	$11,001	$10,595
Interest expense	5,754	5,135	4,588	4,127
Net interest income	6,819	6,781	6,413	6,468
Provision for loan losses	280	285	287	249
Net interest income after provision for loan losses	6,539	6,496	6,126	6,219
Noninterest income	1,849	1,818	1,724	1,570
Noninterest expense	5,580	5,313	4,979	4,896
Income before income taxes	2,808	3,001	2,871	2,893
Provision for income taxes	907	965	922	929
Net income	$1,901	$2,036	$1,949	$1,964

Earnings per share(1):
Basic	$0.38	$0.41	$0.39	$0.39
Diluted	$0.37	$0.39	$0.37	$0.37

Selected Ratios (Annualized):
Net interest margin	3.44%	3.55%	3.45%	3.61%
Return on average assets	0.89	1.00	0.98	1.01
Return on average equity	9.79	10.61	10.27	9.33

(1)  Basic and diluted shares outstanding are summarized below.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2006
Basic weighted - average shares	4,910,493	5,006,730	5,024,563	5,032,320
Effect of dilutive securities	102,079	111,206	118,702	143,188
Diluted weighted - average shares	5,012,572	5,117,936	5,143,265	5,175,508

YEAR ENDED DECEMBER 31, 2005
Basic weighted - average shares	5,002,779	4,990,081	4,975,893	4,987,228
Effect of dilutive securities	201,359	222,985	250,552	280,357
Diluted weighted - average shares	5,204,138	5,213,066	5,226,445	5,267,585

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference from the section entitled “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in our definitive Proxy Statement (“2007 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on April 25, 2007. The 2007 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2006.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2007 Proxy Statement.

The information regarding the audit committee and audit committee financial experts is incorporated by reference herein from the subsection entitled “Committees and Meetings of the Board of the Company and the Bank” in the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our 2007 Proxy Statement.

The information regarding the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is incorporated herein by reference from the subsection entitled—”Code of Ethics for Executive Officers and Financial Professionals” in the section entitled “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in our 2007 Proxy Statement.

Item 11.  Executive Compensation.

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation” in our 2007 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management and Related Stockholder Matters” and information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference from the subsection entitled “Equity-Based Compensation Plans” in our 2007 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Transactions with Certain Related Persons” in our 2007 Proxy Statement.

Information regarding director independence is incorporated herein by reference from the subsection entitled “Election of Directors” in the section entitled “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in our 2007 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled “Relationship with Independent Registered Public Accounting Firm” in our 2007 Proxy Statement.

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

(b) Exhibit Index.

2.1*	Plan of Conversion
3.1*	Articles of Incorporation of First Federal Bancshares of Arkansas, Inc.
3.2*	Bylaws of First Federal Bancshares of Arkansas, Inc.
4.0**	Stock Certificate of First Federal Bancshares of Arkansas, Inc.
10.6	Employment Agreement between the Company, the Bank and Larry J. Brandt as amended
10.7***	Employment Agreement between the Company, the Bank and Tommy W. Richardson
10.8***	Employment Agreement between the Company, the Bank and Sherri R. Billings
10.9****	Change in Control Severance Agreement between the Company, the Bank and Jeffrey Brandt
10.10	Change in Control Severance Agreement between the Company, the Bank and Allen Ross Mallioux
21.0	Subsidiaries of the Registrant - Reference is made to “Item 1 Business - Subsidiaries” for the required information
23.0	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

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

(****)                 Incorporated herein by reference from the Company’s Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC.

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

/s/ Larry J. Brandt	February 28, 2007
Larry J. Brandt President and Chief Executive Officer

/s/ John P. Hammerschmidt	February 28, 2007
John P. Hammerschmidt Chairman

/s/ Jeff Brandt	February 28, 2007
Jeff Brandt Director

/s/ Kenneth C. Savells	February 28, 2007
Kenneth C. Savells Director

/s/ Frank Conner	February 28, 2007
Frank Conner Director

/s/ Sherri R. Billings	February 28, 2007
Sherri R. Billings Executive Vice President and Chief Financial and Accounting Officer