Form 10-Q
period 2007-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2007-05-10
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 2, 2007, there were issued and outstanding 4,872,640 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2007 and December 31, 2006 (unaudited)	1

	Consolidated Statements of Income for the three months ended March 31, 2007 and 2006 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II.	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certification of the CEO

32.2	Section 906 Certification of the CFO

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$40,400	$35,518
Investment securities held to maturity	62,734	60,746
Federal Home Loan Bank stock	5,872	7,089
Loans receivable, net	670,146	693,095
Accrued interest receivable	10,285	9,999
Real estate acquired in settlement of loans, net	2,876	3,858
Office properties and equipment, net	20,677	20,384
Cash surrender value of life insurance	19,585	19,396
Prepaid expenses and other assets	2,197	2,390

TOTAL ASSETS	$834,772	$852,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$654,393	$652,265
Federal Home Loan Bank advances	102,554	120,305
Advance payments by borrowers for taxes and insurance	868	666
Other liabilities	2,674	3,666
Total liabilities	760,489	776,902

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 4,872,240 and 4,838,962 shares outstanding at March 31, 2007 and December 31, 2006, respectively	103	103
Additional paid-in capital	56,671	56,617
Employee stock benefit plans	(60)	(72)
Retained earnings-substantially restricted	87,448	88,068
	144,162	144,716
Treasury stock, at cost, 5,435,262 and 5,468,540 shares at March 31, 2007 and December 31, 2006, respectively	(69,879)	(69,143)
Total stockholders’ equity	74,283	75,573

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$834,772	$852,475

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
INTEREST INCOME:
Loans receivable	$12,201	$12,227
Investment securities:
Taxable	656	581
Nontaxable	182	187
Other	188	96
Total interest income	13,227	13,091

INTEREST EXPENSE:
Deposits	5,848	4,446
Other borrowings	1,260	1,742
Total interest expense	7,108	6,188

NET INTEREST INCOME	6,119	6,903

PROVISION FOR LOAN LOSSES	1,961	285

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,158	6,618

NONINTEREST INCOME:
Deposit fee income	1,157	1,078
Earnings on life insurance policies	189	184
Gain on sale of loans	174	197
Other	342	858
Total noninterest income	1,862	2,317

NONINTEREST EXPENSES:
Salaries and employee benefits	3,443	3,720
Net occupancy expense	623	589
Data processing	454	441
Professional fees	141	105
Advertising and public relations	359	316
Postage and supplies	275	228
Other	775	623
Total noninterest expenses	6,070	6,022

INCOME (LOSS) BEFORE INCOME TAXES	(50)	2,913
INCOME TAX PROVISION (BENEFIT)	(209)	928
NET INCOME	$159	$1,985

EARNINGS PER SHARE:
Basic	$0.03	$0.39

Diluted	$0.03	$0.38

Cash Dividends Declared	$0.16	$0.14

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(In thousands, except share data)
(Unaudited)

	Issued Common Stock
	Shares	Amount	Additional Paid-In Capital	Employee Stock Benefit Plans	Retained Earnings

Balance, January 1, 2007	10,307,502	$103	$56,617	$(72)	$88,068
Net income					159
Tax effect of stock compensation plan			440
Treasury shares reissued due to exercise of stock options			(388)
Purchase of treasury stock, at cost
Stock compensation expense			2	12
Dividends paid					(779)

Balance, March 31, 2007	10,307,502	$103	$56,671	$(60)	$87,448

	Treasury Stock		Total Stockholders’
	Shares	Amount	Equity

Balance, January 1, 2007	5,468,540	$(69,143)	$75,573
Net income			159
Tax effect of stock compensation plan			440
Treasury shares reissued due to exercise of stock options	(88,804)	(1,389)	(1,389)
Purchase of treasury stock, at cost	55,526	653	265
Stock compensation expense			14
Dividends paid			(779)

Balance, March 31, 2007	5,435,262	$(69,879)	$74,283

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$159	$1,985
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,961	285
Provision for real estate losses	74	—
Deferred tax (benefit) provision	(788)	221
Accretion of discounts on investment securities, net	(9)	(1)
Federal Home Loan Bank stock dividends	(98)	(93)
Gain on disposition of office properties and equipment	(2)	(234)
Loss (gain) on sale of repossessed assets, net	43	(32)
Originations of loans held for sale	(16,100)	(13,805)
Proceeds from sales of loans held for sale	16,024	13,567
Gain on sale of loans originated to sell	(174)	(197)
Depreciation	354	312
Amortization of deferred loan fees, net	91	16
Release of ESOP shares	—	511
Stock compensation expense	14	35
Earnings on life insurance policies	(189)	(184)
Changes in operating assets and liabilities:
Accrued interest receivable	(286)	(1,109)
Prepaid expenses and other assets	191	(247)
Other liabilities	236	(108)
Net cash provided by operating activities	1,501	922

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(6,299)	—
Proceeds from maturities/calls of investment securities held to maturity	4,320	—
Federal Home Loan Bank stock redeemed	1,315	—
Loan participations sold	4,907	3,419
Net loan (originations) repayments	16,090	(13,928)
Proceeds from sales of repossessed assets	1,165	717
Improvements to real estate owned	(148)	—
Proceeds from sales of office properties and equipment	6	249
Purchases of office properties and equipment	(651)	(723)
Net cash provided by (used in) investing activities	20,705	(10,266)

FINANCING ACTIVITIES:
Net increase in deposits	2,128	23,205
Advances from FHLB	4,000	22,500
Repayment of advances from FHLB	(21,751)	(22,118)
Net decrease in advance payments by borrowers for taxes and insurance	202	125
Purchase of treasury stock	(1,389)	(3,150)
Reissued treasury stock	265	726
Dividends paid	(779)	(711)
Net cash provided by (used in) financing activities	(17,324)	20,577
Net increase in cash and cash equivalents	4,882	11,233

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

CASH AND CASH EQUIVALENTS:
Beginning of period	$35,518	$21,109
End of period	$40,400	$32,342

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$7,253	$6,025
Income taxes	$2	$11

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$150	$44
Investment securities traded, recorded in investments not yet settled in cash	$—	$1,000

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

The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, contained in the Company’s 2006 Annual Report to Stockholders.

Certain amounts in the March 31, 2006, unaudited consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2007.

Note 2 — Recently Adopted Accounting Standard

We adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, as of January 1, 2007.  The adoption of this Statement did not have a material effect on the financial statements of the Company.

We adopted SFAS No. 156, Accounting for Servicing of Financial Assets, as of January 1, 2007.  The adoption of this Statement did not have a material effect on the financial statements of the Company.

We adopted FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.  The adoption of this Statement did not have a material effect on the financial statements of the Company.

Note 3 — Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,
	2007	2006
Basic weighted - average shares	4,869,855	5,032,320
Effect of dilutive securities	38,509	143,188
Diluted weighted - average shares	4,908,364	5,175,508

Note 4 — Allowances for Loan and Real Estate Losses

A summary of the activity in the allowances for loan and real estate losses is as follows for the quarters ended March 31 (in thousands):

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Loans	Real Estate	Loans	Real Estate
Balance—beginning of period	$2,572	$—	$2,114	$—

Provisions for estimated losses	1,961	74	285	—
Recoveries	49	—	47	—
Losses charged off	(288)	(74)	(195)	—
Balance—end of period	$4,294	$—	$2,251	$—

The allowance for loan losses increased between the periods listed above primarily due to a $1.4 million specific loan loss allowance on two phases of a subdivision recorded as of March 31, 2007.

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between March 31, 2007 and December 31, 2006 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	March 31,	December 31,	Increase	Percentage
	2007	2006	(Decrease)	Change
ASSETS
Cash and cash equivalents	$40,400	$35,518	$4,882	13.7%
Investment securities held to maturity	62,734	60,746	1,988	3.3
Federal Home Loan Bank stock	5,872	7,089	(1,217)	(17.2)
Loans receivable, net	670,146	693,095	(22,949)	(3.3)
Accrued interest receivable	10,285	9,999	286	2.9
Office properties and equipment, net	20,677	20,384	293	1.4
Prepaid expenses and other assets	24,658	25,644	(986)	(3.8)

TOTAL	$834,772	$852,475	$(17,703)	(2.1)%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$654,393	$652,265	$2,128	0.3%
Federal Home Loan Bank advances	102,554	120,305	(17,751)	(14.8)
Other liabilities	3,542	4,332	(790)	(18.2)

Total liabilities	760,489	776,902	(16,413)	(2.1)

STOCKHOLDERS’ EQUITY	74,283	75,573	(1,290)	(1.7)

TOTAL	$834,772	$852,475	$(17,703)	(2.1)%

BOOK VALUE PER SHARE	$15.25	$15.62

EQUITY TO ASSETS	8.9%	8.9%

Loans Receivable.  Changes in loan composition between March 31, 2007 and December 31, 2006 are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase
	2007	2006	(Decrease)	% Change
One- to four-family residences	$249,892	$257,978	$(8,086)	(3.1)%
Home equity lines of credit and second mortgage	35,355	34,971	384	1.1%
Multi-family	12,113	12,203	(90)	(0.7)%
Commercial real estate	126,326	133,647	(7,321)	(5.5)%
Land	48,255	48,737	(482)	(1.0)%
Construction:
One- to four-family residences	27,600	32,036	(4,436)	(13.8)%
Speculative one-to four-family residences	73,894	80,311	(6,417)	(8.0)%
Multi-family	14,120	14,120	—	—
Commercial real estate	29,549	21,896	7,653	35.0%
Land development	46,772	47,439	(667)	(1.4)%
Total mortgage loans	663,876	683,338	(19,462)	(2.8)%

Commercial	25,577	26,355	(778)	(3.0)%

Automobile	11,835	12,210	(375)	(3.1)%
Other	13,426	13,690	(264)	(1.9)%
Total consumer	25,261	25,900	(639)	(2.5)%

Total loans receivable	714,714	735,593	(20,879)	(2.8)%

Undisbursed loan funds	(40,460)	(40,069)	(391)	1.0%
Deferred loan costs — net	186	143	43	30.1%
Allowance for loan losses	(4,294)	(2,572)	(1,722)	67.0%

Loans receivable, net	$670,146	$693,095	$(22,949)	(3.3)%

The decrease in the Bank’s loan portfolio was primarily due to a softening of the housing market in Northwest Arkansas.  Market data indicates an overall decrease in home sales in Benton and Washington counties in 2007 and 2006 compared to 2005.  The Bank’s loan originations were down 24% for the quarter ended March 31, 2007, compared to the fourth quarter of 2006.  Although the economy in the Northwest Arkansas region continues to be strong as reflected in sustained job and population growth, the supply of new residential lots and new speculative homes for sale has outpaced demand during the last few years.

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

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$3,103	$3,689
Speculative one- to four-family construction	7,001	5,417
Acquisition and development	5,325	5,324
Land	1,375	1,372
Commercial real estate	741	738
Commercial loans	1,232	1,268
Consumer loans	976	1,207
Total nonaccrual loans	19,753	19,015

Accruing loans 90 days or more past due	1,692	668
Real estate owned	2,876	3,858

Total nonperforming assets	$24,321	$23,541

Total nonaccrual, accruing loans 90 days or more past due and restructured loans as a percentage of total loans receivable	3.00%	2.68%

Total nonperforming assets as a percentage of total assets	2.91%	2.76%

The increase in nonaccrual loans is primarily related to an increase in nonaccrual speculative single family construction loans, which was offset somewhat by a decrease in nonaccrual single family residential loans and a decrease in nonaccrual consumer loans.  The Northwest Arkansas market continues to experience an oversupply of lots and speculative homes. Certain of the Bank’s homebuilders are experiencing extended marketing times for the sale of their homes which has resulted in inadequate cash flow to service the interest carry on their loans.  The specific loan loss allowance related to loans to builders and developers was approximately $1.9 million at March 31, 2007.

The level of nonaccrual speculative construction loans, acquisition and development loans and land loans is attributable primarily to four loan relationships.  These relationships are in foreclosure and are described in more detail in the paragraphs that follow.

The first relationship totaled $6.4 million at March 31, 2007, and is comprised of two subdivision loans totaling $5.3 million, four complete speculative homes totaling approximately $550,000, and the borrower’s primary residence totaling approximately $520,000.  Foreclosure proceedings have begun on the subdivision and the speculative homes.  The subdivision loans represent two phases of the same subdivision located in Lowell, Arkansas, one of which is complete and the other is approximately 10% complete.  At December 31, 2006, we estimated no loss on the subdivision based on estimated sales prices of the lots and the estimated costs to complete the incomplete phase of the subdivision.  Since that time market conditions have deteriorated and a subdivision across the street from this subdivision has gone into default.  We are aware that the financial institution in that case is trying to liquidate the lots quickly at a discounted price, which has in turn decreased the value of the lots in our subdivision.  As a result, we obtained new appraisals on both phases of our subdivision which used discounted cash flow analysis for the complete phase, given the extended selling period that would be necessary to recover our costs, and a land only valuation on the incomplete phase given the decreasing likelihood that we would develop these lots.  The new appraisals revealed the need for a specific loan loss allowance totaling $1.4 million on this subdivision.  Due to the nature of these loans and the possibility of continued adverse changes in market conditions, we may incur losses in excess of the amount estimated in the future.

The second relationship totaled $5.0 million at March 31, 2007, and is comprised of $1.3 million in single family residential loans, most of which are rental properties, $3.0 million in speculative single family construction loans, approximately $450,000 of raw land, and approximately $275,000 of commercial loans.  The speculative homes are in various stages of completion ranging from approximately 60% to 100%.  The commercial loans consist of junior liens on the speculative single family properties. This relationship includes two principals, one of which has filed for bankruptcy protection.  All of the properties in this relationship are in foreclosure and bankruptcy litigation and all loans are on nonaccrual status.  The properties in this relationship are cross-collateralized and we have evaluated our loss exposure on a total relationship basis.  Based on estimated sales prices of the properties net of costs to sell, compared to principal balances plus estimated costs to complete, as appropriate, we have estimated losses of approximately $190,000 at March 31, 2007.  However, based on factors such as the complexity of this relationship, difficulty in estimating completion costs, potential adverse changes in market conditions, and the decisions of the bankruptcy trustee, we may incur losses in excess of the amount estimated.

The third relationship totaled $1.5 million at March 31, 2007, and is comprised of $1.0 million in speculative single family construction loans, approximately $410,000 of land and lot loans, and approximately $40,000 of commercial loans.  The speculative homes are in various stages of completion ranging from approximately 75% to 100%. The commercial loans consist primarily of junior liens on the speculative single family properties.  This borrower has filed for bankruptcy protection.  We have estimated losses of $150,000 at March 31, 2007.  However, based on factors such as the difficulty in estimating completion costs, potential adverse changes in market conditions, and the decisions of the bankruptcy trustee, we may incur losses in excess of the amount estimated.

The fourth relationship totaled $2.9 million at March 31, 2007, $2.4 million of which was on nonaccrual status.  The $2.4 million consisted of approximately $1.4 million of speculative single family construction loans on three properties, approximately $375,000 of land and lot loans, and approximately $625,000 of commercial loans.  All of the real estate loans are in foreclosure.  The commercial loans consist of accounts receivable and unsecured loans totaling approximately $420,000, with an estimated reserve of $75,000, and junior liens on the lots and speculative homes totaling approximately $205,000, with an estimated reserve of $80,000.  The remaining $500,000 balance on this relationship that was kept on accrual status consists of the borrower’s primary residence and equipment loans being refinanced by one of the guarantors.  Based on factors such as the complexity of this relationship, difficulty in estimating completion costs, and potential adverse changes in market conditions, we may incur losses in excess of the amount estimated.

The increase in accruing loans 90 days or more past due was due to several borrowers who paid their interest after quarter end and therefore were placed on accrual status as of March 31, 2007,

The decrease in real estate owned was due to the sale of four speculative homes in the first quarter.  Construction costs are added to the real estate balance to the extent that the resulting balance does not exceed the estimated fair value of the property less estimated selling costs.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$2,572	$2,114
Provisions for estimated losses	1,961	285
Recoveries	49	47
Losses charged off	(288)	(195)
Balance at end of period	$4,294	$2,251

Changes in the composition of the allowance for loan losses between March 31, 2007 and December 31, 2006 are presented in the following table (in thousands):

	March 31,	December 31,
	2007	2006	Increase
General	$2,335	$1,966	$369
Specific	1,959	606	1,353
	$4,294	$2,572	$1,722

The general component of the allowance for loan losses increased due to the loss factor applied to speculative single family construction loans and acquisition and development loans.  These loss factors were increased due to the recent loss history on these types of loans.  The specific component of the allowance for loan losses increased primarily due to specific allowances on one large subdivision in Lowell, Arkansas.  See Asset Quality.

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

Although we consider the allowance for loan losses of approximately $4.3 million adequate to cover losses inherent in our loan portfolio at March 31, 2007, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between March 31, 2007 and December 31, 2006 are presented in the following table (in thousands).

	March 31,	December 31,
	2007	2006	Increase
U.S. Government and agency obligations	$46,538	$43,857	$2,681
Municipal securities	16,196	16,889	(693)
Total	$62,734	$60,746	$1,988

During the first three months of 2007, investment securities totaling $6.3 million were purchased and $4.3 million matured or were called.

At March 31, 2007, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$46,538	$45,889
Municipal securities	16,196	16,266
Total	$62,734	$62,155

Accrued Interest Receivable.   The increase in accrued interest receivable was primarily due to an increase in the number of days accrued as well as an increase in the loan yield at March 31, 2007 compared to December 31, 2006.

Deposits.  Changes in the composition of deposits between March 31, 2007 and December 31, 2006 are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase	Percentage
	2007	2006	(Decrease)	Change

Checking accounts	$150,710	$139,372	$11,338	8.1%
Money Market accounts	51,474	51,827	(353)	(0.7)
Savings accounts	28,630	26,824	1,806	6.7
Certificates of deposit	423,579	434,242	(10,663)	(2.5)

Total deposits	$654,393	$652,265	$2,128	0.3%

Deposits increased in the comparison period, primarily due to an increase in public unit deposits and focused marketing efforts to increase checking accounts.  The Bank will continue to aggressively promote checking accounts by targeting households and small- and medium-sized business accounts with its direct mail campaign and “thank you” gifts.   Checking accounts are an attractive source of funds for the Bank as they offer low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Other Liabilities.  Other liabilities decreased primarily due to a decrease in federal and state deferred tax liabilities related to the increase in the loan loss provision.

Stockholders’ Equity.  Stockholders’ equity decreased approximately $1.3 million from December 31, 2006 to March 31, 2007.  The decrease in stockholders’ equity was primarily due to the purchase of treasury stock totaling $1.4 million during the first three months of 2007.  In addition, during the three months ended March 31, 2007, cash dividends of approximately $780,000 were paid.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2007 for more detail.

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

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$686,419	$12,201	7.11%	$730,761	$12,227	6.69%
Investment securities(2)	66,961	838	5.00	65,119	768	4.71
Other interest-earning assets	14,650	188	5.13	8,710	96	4.43
Total interest-earning assets	768,030	13,227	6.89	804,590	13,091	6.51
Noninterest-earning assets	66,206			60,058
Total assets	$834,236			$864,648
Interest-bearing liabilities:
Deposits	$641,633	5,848	3.65	$614,263	4,446	2.89
FHLB advances	110,491	1,260	4.56	166,096	1,742	4.19
Total interest-bearing liabilities	752,124	7,108	3.78	780,359	6,188	3.17
Noninterest-bearing liabilities	6,201			6,376
Total liabilities	758,325			786,735
Stockholders’ equity	75,911			77,913
Total liabilities and stockholders’ equity	$834,236			$864,648

Net interest income		$6,119			$6,903
Net earning assets	$15,906			$24,231
Interest rate spread			3.11%			3.34%
Net interest margin			3.19%			3.43%
Ratio of interest-earning assets to interest-bearing liabilities			102.11%			103.11%

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

	Three Months Ended March 31,
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(742)	$762	$(46)	$(26)
Investment securities	22	47	1	70
Other interest-earning assets	66	15	11	92
Total interest-earning assets	(654)	824	(34)	136

Interest expense:
Deposits	198	1,153	51	1,402
FHLB advances	(583)	152	(51)	(482)
Total interest-bearing liabilities	(385)	1,305	—	920
Net change in net interest income	$(269)	$(481)	$(34)	$(784)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended March 31, 2007 and 2006 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2007	2006	2007 vs 2006	2007 vs 2006
Interest income:
Loans receivable	$12,201	$12,227	$(26)	(0.2)%
Investment securities	838	768	70	9.1
Other	188	96	92	95.8
Total interest income	13,227	13,091	136	1.0
Interest expense:
Deposits	5,848	4,446	1,402	31.5
Other borrowings	1,260	1,742	(482)	(27.7)
Total interest expense	7,108	6,188	920	14.9
Net interest income before provision for loan losses	6,119	6,903	(784)	(11.4)
Provision for loan losses	1,961	285	1,676	588.1
Net interest income after provision for loan losses	4,158	6,618	(2,460)	(37.2)
Noninterest income:
Deposit fee income	1,157	1,078	79	7.3
Gain on sale of loans	174	197	(23)	(11.7)
Other	531	1,042	(511)	(49.0)
Total noninterest income	1,862	2,317	(455)	(19.6)
Noninterest expenses:
Salaries and employee benefits	3,443	3,720	(277)	(7.5)
Other	2,627	2,302	325	14.1
Total noninterest expenses	6,070	6,022	48	0.8
Income before income taxes	(50)	2,913	(2,963)	(101.7)
Income tax provision (benefit)	(209)	928	(1,137)	(122.5)
Net income	$159	$1,985	$(1,826)	(92.0)%

Basic earnings per share	$0.03	$0.39	$(0.36)	(92.3)%
Diluted earnings per share	$0.03	$0.38	$(0.35)	(92.1)%

Interest rate spread	3.11%	3.34%
Net interest margin	3.19%	3.43%

Average full-time equivalents	306	308

Full-service offices	18	18

Net Interest Income.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  The decrease in net interest income was primarily due to the Company’s negative gap position and the more rapid increase in rates paid on deposits compared to the yield on the Company’s interest earning assets.

INTEREST INCOME AND INTEREST EXPENSE

Dollar changes in interest income and interest expense for the comparison periods are presented in the Rate/Volume Analysis table which appears on a previous page.

Interest Income.  The increase in interest income for the three month comparative period was primarily due to an increase in the average yield earned on all interest earning assets and an increase in the average balance of other interest earning assets, offset by a decrease in the average balance of loans receivable.  The increase in average yields earned was due to increases in market interest rates.  The average balance of loans decreased primarily due to a decrease in loan originations, particularly construction loans.

Interest Expense.   The increase in interest expense for the three month comparative period was primarily due to an increase in the average rates paid on deposits and FHLB advances and an increase in the average balance of deposits, offset by a decrease in the average balance of FHLB advances.  The average balance of FHLB advances decreased due to funds generated from loan repayments being used to pay down maturing advances.  The increase in the average rates paid on deposit accounts reflects both the shift in deposits from money market accounts and savings accounts to higher rate certificates of deposit as well as the recent increases in market interest rates.

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

Factors influencing management’s decision to increase the provision in the 2007 vs. 2006 period include an increase in nonaccrual loans, conditions in the speculative single family real estate market in Northwest Arkansas, and a specific loan loss allowance of $1.4 million on two phases of a subdivision in Lowell, Arkansas.  See further discussion of this borrowing relationship in Asset Quality.  The speculative single family construction market demonstrated weakness in late 2005 and we began reducing our exposure in this area.  During the first quarter of 2007, we have not recorded any construction loan charge-offs.  However, we have recorded $249,000 in specific loan loss allowances on speculative single family construction loans as of March 31, 2007.  This compares to charge-offs of $239,000 for the year ended December 31, 2006, $77,000 for the year ended December 31, 2005, and none for the year ended December 31, 2004.  The losses on these loans in 2006 related primarily to extraordinary costs in constructing these residences, some overfunding to cover these costs, and some substandard construction, rather than deterioration of the value of the underlying collateral.  However, the continued oversupply of available housing during the quarter ended March 31, 2007 has impacted the value of speculative single family homes and development projects, as discussed above.  Further deterioration in this market segment may impact the value of existing single family home values as well as our provision for loan losses in the future.

Noninterest Income.  Deposit fee income increased for the three month comparative period in 2007 as a result of an increase in insufficient funds fee income.  This increase resulted from an increase in the number of checking accounts with overdrawn balances and a 4.2% increase in the per item charge that was effective February 1, 2007.  The Bank plans to continue to aggressively promote checking accounts in 2007 through direct mail campaigns and offering “thank you” gifts to further expand its checking accounts and increase deposit fee income.

The decrease in other noninterest income for the three month comparative period in 2007 was primarily due to nonrecurring gains on the sales of two properties totaling approximately $528,000 during the quarter ended March 31, 2006.  These properties represented excess land and a building adjacent to two existing branches.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	2007 vs 2006
Salaries	$2,665	$2,514	$151
Payroll taxes	263	256	7
Insurance	170	170	—
ESOP (1)	—	508	(508)
401(k)	80	—	80
Stock compensation (2)	14	35	(21)
Defined benefit plan contribution	210	196	14
Other	41	41	—
Total	$3,443	$3,720	$(277)

(1)             Employee Stock Ownership Plan

(2)             Includes stock options and Management Recognition and Retention Plan (“MRP”) expense.

The increase in salaries for the three months ended March 31, 2007, was due primarily to normal salary and merit increases.  Payroll taxes increased during the period due to the increase in salaries.  The decrease in employee stock ownership plan expense was due to the plan shares becoming fully allocated as of March 31, 2006.  The Company implemented a 401(k) Plan on June 1, 2006.  The 401(k) expense above relates to employer matching of employee 401(k) contributions.

Other Expenses.  Other expenses increased in the three month comparative period in 2007 primarily due to increased REO-related expenses and costs associated with upgrading our computer system.  REO-related expenses increased primarily due to losses on sales of REO and provisional writedowns of REO.

Income Taxes.  The provision for income taxes decreased due to a decrease in taxable income.

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

At March 31, 2007, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At March 31, 2007, the Company had no interests in non-consolidated special purpose entities.

At March 31, 2007, commitments included:

•                  total approved commitments to originate or purchase loans amounting to $15.9 million, including $2.6 million of loans committed to sell;

•                  rate lock agreements with customers of $8.5 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $1.3 million;

•                  unadvanced portion of construction loans of $40.5 million;

•                  unused lines of credit of $31.5 million;

•                  outstanding standby letters of credit of approximately $3.9 million;

•                  total predetermined overdraft protection limits of $11.5 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $311.6 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $8.5 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at March 31, 2007.

Historically, a very small percentage of predetermined overdraft limits have been used.  At March 31, 2007, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.5% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  During the first quarter of 2007, the use of FHLB advances decreased due to the Bank’s using funds generated from loan repayments to pay down maturing advances.  At March 31, 2007, available borrowing capacity with the FHLB was in excess of $194 million.

For the quarters ended March 31, 2007 and 2006, the Company paid dividends of $0.16 and $0.14 per share, respectively.  The determination of future dividends on the Company’s common stock will depend on conditions existing at that time with consideration given to the Company’s earnings, capital, and liquidity needs.

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

As of March 31, 2007, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At March 31, 2007, the Bank’s tangible, core and risk-based capital ratios amounted to 8.73%, 8.73% and 12.10%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2006.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s negative gap position has adversely impacted net income as interest expense during the three months ended March 31, 2007 increased at a greater pace than the comparable increase in interest income.  Correspondingly, the Bank’s net interest margin decreased from 3.43% for the three months ended March 31, 2006 to 3.19% for the same period in 2007.   Based on the current market interest rate environment and increased competition, management anticipates continued pressure on the Bank’s interest rate spread and interest margin for the second quarter of 2007.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, late in the first quarter of 2007, the Company migrated its operational software system from one product to another offered by its software vendor.  This migration affected the deposit and loan processing functions of the bank.  Extensive data verification processes were performed throughout the Bank leading up to the conversion.  In addition, our internal audit department reviewed the financial reporting control activities and narratives for each of the Company’s business cycles that had previously been identified for the Company’s testing of internal control over financial reporting.   Each major area of the Company that has a direct impact on the creation of data that is used in the financial reporting process asserted that the conversion did not create material changes in the Company’s system of internal controls over financial reporting.

The Company continues to evaluate and resolve post-conversion issues. A detailed analysis to identify any significant changes in the quality of internal control over financial reporting as a result of the conversion will be conducted in the latter part of the second quarter by our internal audit department.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Part II

Item 1.	Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2007	—	—	—	—
February 1 to February 28, 2007	55,526	$25.03	55,526	76,626
March 1 to March 31, 2007	—	—	—	—

The Company is in its 19th announced repurchase program, which was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006. Total shares approved to be purchased in this program are 245,197 of which 168,571 have been purchased as of March 31, 2007. All treasury stock purchases are made under publicly announced repurchase programs.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: May 8, 2007	By:	/s/Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date: May 8, 2007	By:	/s/Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and Chief Accounting Officer