Form 10-Q
period 2007-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2007-07-31
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes   ☐     No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 24, 2007, there were issued and outstanding 4,865,401 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Consolidated Financial Statements

Consolidated Statements of Financial Condition as of June 30, 2007 and December 31, 2006 (unaudited)

Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006 (unaudited)

Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2007 (unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$38,720	$35,518
Investment securities held to maturity	74,217	60,746
Federal Home Loan Bank stock	4,864	7,089
Loans receivable, net	642,406	693,095
Accrued interest receivable	11,054	9,999
Real estate owned, net	7,350	3,858
Office properties and equipment, net	20,691	20,384
Cash surrender value of life insurance	19,769	19,396
Prepaid expenses and other assets	1,420	2,390

TOTAL ASSETS	$820,491	$852,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$648,192	$652,265
Federal Home Loan Bank advances	91,816	120,305
Advance payments by borrowers for taxes and insurance	344	666
Other liabilities	5,608	3,666
Total liabilities	745,960	776,902

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 4,863,289 and 4,838,962 shares outstanding at June 30, 2007 and December 31, 2006, respectively	103	103
Additional paid-in capital	56,640	56,617
Employee stock benefit plans	(53)	(72)
Retained earnings-substantially restricted	88,204	88,068
	144,894	144,716
Treasury stock, at cost, 5,444,213 and 5,468,540 shares at June 30, 2007 and December 31, 2006, respectively	(70,363)	(69,143)
Total stockholders’ equity	74,531	75,573

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$820,491	$852,475

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
INTEREST INCOME:
Loans receivable	$12,004	$12,849	$24,205	$25,075
Investment securities:
Taxable	712	623	1,367	1,203
Nontaxable	178	187	359	373
Other	302	78	490	175
Total interest income	13,196	13,737	26,421	26,826

INTEREST EXPENSE:
Deposits	6,044	4,926	11,892	9,371
Other borrowings	1,106	1,778	2,366	3,520
Total interest expense	7,150	6,704	14,258	12,891

NET INTEREST INCOME	6,046	7,033	12,163	13,935

PROVISION FOR LOAN LOSSES	370	359	2,332	643

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,676	6,674	9,831	13,292

NONINTEREST INCOME:
Deposit fee income	1,269	1,237	2,426	2,315
Earnings on life insurance policies	184	185	373	369
Gain on sale of loans	179	278	354	475
Other	343	385	686	1,243
Total noninterest income	1,975	2,085	3,839	4,402

NONINTEREST EXPENSES:
Salaries and employee benefits	3,287	3,259	6,729	6,979
Net occupancy expense	569	582	1,193	1,171
Data processing	351	317	805	758
Professional fees	142	90	282	195
Advertising and public relations	251	313	610	630
Postage and supplies	184	200	459	427
Other	691	617	1,466	1,240
Total noninterest expenses	5,475	5,378	11,544	11,400

INCOME BEFORE INCOME TAXES	2,176	3,381	2,126	6,294
INCOME TAX PROVISION	642	1,106	433	2,034
NET INCOME	$1,534	$2,275	$1,693	$4,260

EARNINGS PER SHARE:
Basic	$0.32	$0.45	$0.35	$0.85

Diluted	$0.32	$0.44	$0.35	$0.83

Cash Dividends Declared	$0.16	$0.14	$0.32	$0.28

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In thousands, except share data)

(Unaudited)

				Employee
	Issued		Additional	Stock
	Common Stock		Paid-In	Benefit	Retained
	Shares	Amount	Capital	Plans	Earnings
Balance, January 1, 2007	10,307,502	$103	$56,617	$(72)	$88,068
Net income					1,693
Tax effect of stock compensation plan			472
Treasury shares reissued due to exercise of stock options			(454)
Purchase of treasury stock, at cost
Stock compensation expense			5	19
Dividends paid					(1,557)

Balance, June 30, 2007	10,307,502	$103	$56,640	$(53)	$88,204

			Total
	Treasury Stock		Stockholders’
	Shares	Amount	Equity
Balance, January 1, 2007	5,468,540	$(69,143)	$75,573
Net income			1,693
Tax effect of stock compensation plan			472
Treasury shares reissued due to exercise of stock options	(104,853)	778	324
Purchase of treasury stock, at cost	80,526	(1,998)	(1,998)
Stock compensation expense			24
Dividends paid			(1,557)

Balance, June 30, 2007	5,444,213	$(70,363)	$74,531

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,693	$4,260
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,332	643
Provision for real estate losses	77	—
Deferred tax (benefit) provision	(1,006)	47
Accretion of discounts on investment securities, net	(12)	(4)
Federal Home Loan Bank stock dividends	(179)	(193)
Gain on disposition of office properties and equipment	(5)	(235)
Loss (gain) on sale of repossessed assets, net	51	(81)
Originations of loans held for sale	(35,468)	(35,722)
Proceeds from sales of loans held for sale	33,138	33,508
Gain on sale of loans originated to sell	(354)	(475)
Depreciation	701	637
Amortization of deferred loan fees, net	220	105
Release of ESOP shares	—	511
Stock compensation expense	24	46
Earnings on life insurance policies	(373)	(369)
Changes in operating assets and liabilities:
Accrued interest receivable	(1,055)	(2,137)
Prepaid expenses and other assets	960	19
Other liabilities	350	(209)
Net cash provided by operating activities	1,094	351

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(15,439)	(3,125)
Proceeds from maturities/calls of investment securities held to maturity	5,050	290
Federal Home Loan Bank stock redeemed	2,404	377
Loan participations sold	7,208	3,419
Net loan (originations) repayments	38,608	(22,257)
Proceeds from sales of repossessed assets	1,738	1,700
Improvements to real estate owned	(343)	—
Proceeds from sales of office properties and equipment	10	251
Purchases of office properties and equipment	(1,013)	(1,303)
Net cash provided by (used in) investing activities	38,223	(20,648)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(4,073)	19,123
Advances from FHLB	4,000	55,000
Repayment of advances from FHLB	(32,489)	(44,788)
Net decrease in advance payments by borrowers for taxes and insurance	(322)	(397)
Purchase of treasury stock	(1,998)	(3,267)
Reissued treasury stock	324	743
Dividends paid	(1,557)	(1,414)
Net cash provided by (used in) financing activities	(36,115)	25,000

Net increase in cash and cash equivalents	3,202	4,703

CASH AND CASH EQUIVALENTS:
Beginning of period	$35,518	$21,109
End of period	$38,720	$25,812

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$14,516	$12,789
Income taxes	$236	$1,371

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$5,005	$1,328
Loans to facilitate sales of real estate owned	$252	$—
Investment securities traded, recorded in investments not yet settled in cash	$3,070	$1,000

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

The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, contained in the Company’s 2006 Annual Report to Stockholders.

Certain amounts in the June 30, 2006, unaudited consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2007.

Note 2 – Recently Adopted Accounting Standard

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

Note 3 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic weighted - average shares	4,868,377	5,024,563	4,869,112	5,028,420
Effect of dilutive securities	16,140	118,702	27,271	130,796
Diluted weighted - average shares	4,884,517	5,143,265	4,896,383	5,159,216

Note 4 – Allowances for Loan and Real Estate Losses

A summary of the activity in the allowances for loan and real estate losses is as follows for the periods ended June 30 (in thousands):

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Loans	Real Estate	Loans	Real Estate
Balance—beginning of period	$4,294	$—	$2,251	$—

Provisions for estimated losses	370	3	359	—
Recoveries	39	—	37	—
Losses charged off	(412)	(3)	(199)	—

Balance—end of period	$4,291	$—	$2,448	$—

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Loans	Real Estate	Loans	Real Estate
Balance—beginning of period	$2,572	$—	$2,114	$—

Provisions for estimated losses	2,332	77	643	—
Recoveries	88	—	85	—
Losses charged off	(701)	(77)	(394)

Balance—end of period	$4,291	$—	$2,448	$—

The allowance for loan losses increased between the periods listed above primarily due to a $1.4 million specific loan loss allowance on two phases of a subdivision recorded as of June 30, 2007.

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between June 30, 2007 and December 31, 2006 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	June 30,	December 31,	Increase	Percentage
	2007	2006	(Decrease)	Change
ASSETS
Cash and cash equivalents	$38,720	$35,518	$3,202	9.0%
Investment securities held to maturity	74,217	60,746	13,471	22.2
Federal Home Loan Bank stock	4,864	7,089	(2,225)	(31.4)
Loans receivable, net	642,406	693,095	(50,689)	(7.3)
Accrued interest receivable	11,054	9,999	1,055	10.6
Real estate owned, net	7,350	3,858	3,492	90.5
Other assets	41,880	42,170	(290)	(0.7)

TOTAL	$820,491	$852,475	$(31,984)	(3.8)%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$648,192	$652,265	$(4,073)	(0.6)%
Federal Home Loan Bank advances	91,816	120,305	(28,489)	(23.7)
Other liabilities	5,952	4,332	1,620	37.4

Total liabilities	745,960	776,902	(30,942)	(4.0)

STOCKHOLDERS’ EQUITY	74,531	75,573	(1,042)	(1.4)

TOTAL	$820,491	$852,475	$(31,984)	(3.8)%

BOOK VALUE PER SHARE	$15.33	$15.62

EQUITY TO ASSETS	9.1%	8.9%

Loans Receivable.  Changes in loan composition between June 30, 2007 and December 31, 2006 are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase
	2007	2006	(Decrease)	% Change
One- to four-family residences	$244,577	$257,978	$(13,401)	(5.2)%
Home equity lines of credit and second mortgage	35,457	34,971	486	1.4
Multi-family	12,261	12,203	58	0.5
Commercial real estate	125,714	133,647	(7,933)	(5.9)
Land	46,612	48,737	(2,125)	(4.4)
Construction:
One- to four-family residences	25,805	32,036	(6,231)	(19.4)
Speculative one-to four-family residences	62,927	80,311	(17,384)	(21.6)
Multi-family	12,292	14,120	(1,828)	(12.9)
Commercial real estate	23,495	21,896	1,599	7.3
Land development	46,853	47,439	(586)	(1.2)
Total mortgage loans	635,993	683,338	(47,345)	(6.9)

Commercial	24,240	26,355	(2,115)	(8.0)

Automobile	11,199	12,210	(1,011)	(8.3)
Other	13,701	13,690	11	0.1
Total consumer	24,900	25,900	(1,000)	(3.9)

Total loans receivable	685,133	735,593	(50,460)	(6.9)

Undisbursed loan funds	(38,668)	(40,069)	1,401	3.5
Deferred loan costs – net	232	143	89	62.2
Allowance for loan losses	(4,291)	(2,572)	(1,719)	66.8

Loans receivable, net	$642,406	$693,095	$(50,689)	(7.3)%

The decrease in the Bank’s loan portfolio was primarily due to a softening of the housing market in Northwest Arkansas.  Market data indicates an overall decrease in home sales in Benton and Washington counties in 2007 and 2006 compared to 2005.  The Bank’s loan originations were down 45% for the six months ended June 30, 2007, compared to the same period in 2006.  Although the economy in the Northwest Arkansas region continues to be strong as reflected in sustained job and population growth, the supply of new residential lots and new speculative homes for sale has outpaced demand during the last few years.

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

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$4,371	$3,689
Home equity	1,091	994
Speculative one- to four-family construction	6,378	5,417
Acquisition and development	5,338	5,324
Land	761	1,372
Commercial real estate	3,527	738
Commercial loans	598	1,268
Consumer loans	185	213
Total nonaccrual loans	22,249	19,015

Accruing loans 90 days or more past due	1,179	668
Real estate owned	7,350	3,858

Total nonperforming assets	$30,778	$23,541

Total nonaccrual, accruing loans 90 days or more past due and restructured loans as a percentage of total loans receivable	3.42%	2.68%

Total nonperforming assets as a percentage of total assets	3.75%	2.76%

The increase in nonaccrual loans is primarily related to increases in nonaccrual commercial real estate loans and nonaccrual speculative one- to four-family construction loans, offset by decreases in nonaccrual land loans and nonaccrual commercial loans.  The Northwest Arkansas market continues to experience an oversupply of lots and speculative homes. Certain of the Bank’s homebuilders are experiencing extended marketing times for the sale of their homes which has resulted in inadequate cash flow to service the interest carry on their loans.  The specific loan loss allowance related to loans to builders and developers was approximately $1.7 million at June 30, 2007.

The level of nonaccrual speculative construction loans, acquisition and development loans and commercial real estate loans is attributable primarily to four loan relationships.  These relationships are described in more detail in the paragraphs that follow.

The first relationship totaled $5.9 million at June 30, 2007, and is comprised of two subdivision loans totaling $5.3 million and the borrower’s primary residence totaling approximately $520,000.  Foreclosure proceedings have begun on the subdivision and the borrower has filed for bankruptcy protection.  The subdivision loans represent two phases of the same subdivision located in Lowell, Arkansas, one of which is complete and the other is approximately 10% complete.  At December 31, 2006, we estimated no loss on the subdivision based on estimated sales prices of the lots and the estimated costs to complete the incomplete phase of the subdivision.  Since that time market conditions have deteriorated and a subdivision across the street from this subdivision has gone into default.  We are aware that the financial institution in that case is trying to liquidate the lots quickly at a discounted price, which has in turn decreased the value of the lots in our subdivision.  As a result, we obtained new appraisals on both phases of our subdivision which used discounted cash flow analysis for the complete phase, given the extended selling period that would be necessary to recover our costs, and a land only valuation on the incomplete phase given the decreasing likelihood that we would develop these lots.  The new appraisals resulted in a specific loan loss allowance totaling $1.4 million on this subdivision which was recorded in the first quarter of 2007.  Due to the nature of these loans and the possibility of continued adverse changes in market conditions, we may incur losses in the future in excess of the amount estimated as of June 30, 2007.

The second relationship totaled $1.7 million at June 30, 2007, and is comprised of $1.1 million in speculative single-family construction loans, approximately $490,000 of raw land, and approximately $113,000 of commercial loans.  The speculative homes are in various stages of completion ranging from approximately 85% to 100%.  The commercial loans consist of junior liens on the speculative single-family properties. All of the properties in this relationship are in foreclosure and the loans secured by such properties are on nonaccrual status.  The properties in this relationship are cross-collateralized and we have evaluated our loss exposure on a total relationship basis.  Based on estimated sales prices of the properties net of costs to sell, compared to principal balances plus estimated costs to complete, as appropriate, we have estimated losses of approximately $147,000 at June 30, 2007.  However, based on factors such as the complexity of this relationship, difficulty in estimating completion costs and potential adverse changes in market conditions, we may incur losses in the future in excess of the amount estimated at June 30, 2007.

The third relationship totaled $2.4 million at June 30, 2007, of which $2.1 million was on nonaccrual status.  This relationship is comprised of $830,000 of speculative single-family construction loans on two properties, a $560,000 single-family construction loan, approximately $385,000 of land and lot loans, and approximately $280,000 of commercial loans.  All of the real estate loans are in foreclosure.  The commercial loans consist of a fully reserved unsecured loan of approximately $75,000, and junior liens on the lots and speculative homes totaling approximately $205,000, with an estimated loss allowance of $80,000.  Additionally, there is an approximate $10,000 loss allowance on the land and lot loans.  The remaining $350,000 balance on this relationship that was kept on accrual status consists of the borrower’s primary residence.  Based on factors such as the complexity of this relationship, the difficulty in estimating completion costs, and potential adverse changes in market conditions, we may incur losses in the future in excess of the amount estimated at June 30, 2007.

The fourth relationship totaled $5.0 million at June 30, 2007, and is comprised primarily of loans to construct a shopping center with a total principal balance of $2.6 million and 18 speculative single-family construction loans totaling $2.2 million.  The shopping center construction loan matured in March and during the second quarter the borrower indicated he would be unable to pay the interest due in order to extend the construction loan.  The Bank obtained an updated appraisal on the shopping center and based on the appraised amount, principal balance outstanding, and an estimate of costs to complete the construction of the shopping center, the Bank currently estimates no loss on the shopping center loans.  However, based on factors such as the difficulty in estimating completion costs and potential adverse changes in market conditions, we may incur losses in the future in excess of the amount estimated at June 30, 2007.  As of June 30, 2007, all of the speculative homes were current, complete, and scheduled to mature in July.  However, during July 2007, the borrower gave the Bank deeds in lieu of foreclosure on all of the speculative single-family residences. As of June 30, 2007, we have estimated that no reserve is necessary on any of the speculative single-family residences based on the estimated fair value of the homes.

The increase in real estate owned was primarily due to the foreclosure on properties related to one borrower totaling $3.0 million.  These properties were comprised of $1.3 million in single-family rental properties and $1.7 million in speculative single-family homes under construction.  The speculative homes are in various stages of completion ranging from approximately 60% to 100%.  Construction costs are added to the real estate balance to the extent that the resulting balance does not exceed the estimated fair value of the property less estimated selling costs.  Since December 31, 2006, approximately $5.2 million has been added to real estate owned and $1.7 million has been sold at a $42,000 loss.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$4,294	$2,251	$2,572	$2,114
Provisions for estimated losses	370	359	2,332	643
Recoveries	39	37	88	85
Losses charged off	(412)	(199)	(701)	(394)
Balance at end of period	$4,291	$2,448	$4,291	$2,448

Changes in the composition of the allowance for loan losses between June 30, 2007 and December 31, 2006 are presented in the following table (in thousands):

	June 30,	December 31,
	2007	2006	Increase
General	$2,290	$1,966	$324
Specific	2,001	606	1,395
	$4,291	$2,572	$1,719

The general component of the allowance for loan losses increased due to the loss factor applied to speculative single-family construction loans and acquisition and development loans.  These loss factors were increased due to the recent loss history on these types of loans.  The specific component of the allowance for loan losses increased primarily due to specific allowances on one large subdivision in Lowell, Arkansas, as discussed in “Asset Quality” above.

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

Although we consider the allowance for loan losses of approximately $4.3 million adequate to cover losses inherent in our loan portfolio at June 30, 2007, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between June 30, 2007 and December 31, 2006 are presented in the following table (in thousands).

	June 30,	December 31,
	2007	2006	Increase
U.S. Government and agency obligations	$58,265	$43,857	$14,408
Municipal securities	15,952	16,889	(937)
Total	$74,217	$60,746	$13,471

During the first six months of 2007, investment securities totaling $18.5 million were purchased and $5.1 million matured or were called.

At June 30, 2007, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value
U.S. Government and agency obligations	$58,265	$56,872
Municipal securities	15,952	15,751
Total	$74,217	$72,623

Federal Home Loan Bank Stock.  FHLB stock decreased by $2.2 million due to a lower balance requirement related to the decrease in FHLB advances.

Accrued Interest Receivable.   The increase in accrued interest receivable was primarily due to an increase in the number of days accrued as well as an increase in the loan yield at June 30, 2007 compared to December 31, 2006.

Real Estate Owned.  The increase in real estate owned was primarily due to an increase in foreclosures related to speculative homes.  See “Asset Quality” above.

Deposits.  Changes in the composition of deposits between June 30, 2007 and December 31, 2006 are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase	Percentage
	2007	2006	(Decrease)	Change
Checking accounts	$148,127	$139,372	$8,755	6.3%
Money Market accounts	53,132	51,827	1,305	2.5%
Savings accounts	27,330	26,824	506	1.9%
Certificates of deposit	419,603	434,242	(14,639)	(3.4)%

Total deposits	$648,192	$652,265	$(4,073)	(0.6)%

Deposits decreased in the comparison period, primarily due to a decrease in public unit deposits.

Federal Home Loan Bank Advances.  The Bank used funds from loan repayments to repay FHLB of Dallas advances during the quarter.  FHLB advances decreased by $28.5 million or 23.7% during the six months ended June 30, 2007.  The balance of advances at June 30, 2007 of $91.8 million consisted of $64.8 million of fixed rate advances with an average cost of 4.23% and $27.0 million of floating rate advances with an average cost of 5.34%.

Other Liabilities.  Other liabilities increased primarily due to a pending investment purchase that settled in July, offset by a decrease in federal and state deferred tax liabilities related to the increase in the loan loss provision.

Stockholders’ Equity.  Stockholders’ equity decreased approximately $1.0 million from December 31, 2006 to June 30, 2007.  The decrease in stockholders’ equity was primarily due to the purchase of treasury stock totaling $2.0 million during the first six months of 2007.  In addition, during the six months ended June 30, 2007, cash dividends of approximately $1.6 million were paid.  Such decreases were partially offset by net income of $1.7 million during the six months ended June 30, 2007.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2007 for more detail.

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

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$665,367	$12,004	7.22%	$740,135	$12,849	6.94%
Investment securities(2)	70,154	890	5.07	67,136	810	4.82
Other interest-earning assets	23,428	302	5.16	6,624	78	4.70
Total interest-earning assets	758,949	13,196	6.95	813,895	13,737	6.75
Noninterest-earning assets	67,146			61,082
Total assets	826,095			874,977
Interest-bearing liabilities:
Deposits	649,338	6,044	3.72	630,727	4,926	3.12
FHLB advances	96,945	1,106	4.57	159,596	1,778	4.46
Total interest-bearing liabilities	746,283	7,150	3.83	790,323	6,704	3.39
Noninterest-bearing liabilities	4,930			5,989
Total liabilities	751,213			796,312
Stockholders’ equity	74,882			78,665
Total liabilities and stockholders’ equity	$826,095			$874,977

Net interest income		$6,046			$7,033
Net earning assets	$12,666			$23,572
Interest rate spread			3.12%			3.36%
Net interest margin			3.19%			3.46%
Ratio of interest-earning assets to interest-bearing liabilities			101.70%			102.98%

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$675,893	$24,205	7.16%	$735,448	$25,075	6.82%
Investment securities(2)	68,558	1,726	5.04	66,128	1,576	4.77
Other interest-earning assets	19,039	490	5.15	7,667	175	4.54
Total interest-earning assets	763,490	26,421	6.92	809,243	26,826	6.63
Noninterest-earning assets	66,676			60,570
Total assets	830,166			869,813
Interest-bearing liabilities:
Deposits	645,486	11,892	3.68	622,495	9,371	3.01
FHLB advances	103,717	2,366	4.56	162,846	3,520	4.32
Total interest-bearing liabilities	749,203	14,258	3.80	785,341	12,891	3.28
Noninterest-bearing liabilities	5,567			6,183
Total liabilities	754,770			791,524
Stockholders’ equity	75,396			78,289
Total liabilities and stockholders’ equity	$830,166			$869,813

Net interest income		$12,163			$13,935
Net earning assets	$14,287			$23,902
Interest rate spread			3.12%			3.35%
Net interest margin			3.19%			3.44%
Ratio of interest-earning assets to interest-bearing liabilities			101.91%			103.04%

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

	Three Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	(1,298)	504	(51)	(845)
Investment securities	36	42	2	80
Other interest-earning assets	198	8	18	224
Total interest-earning assets	(1,064)	554	(31)	(541)

Interest expense:
Deposits	145	945	28	1,118
FHLB advances	(698)	43	(17)	(672)
Total interest-bearing liabilities	(553)	988	11	446
Net change in net interest income	(511)	(434)	(42)	(987)

	Six Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	(2,030)	1,262	(102)	(870)
Investment securities	58	89	3	150
Other interest-earning assets	258	23	34	315
Total interest-earning assets	(1,714)	1,374	(65)	(405)

Interest expense:
Deposits	346	2,097	78	2,521
FHLB advances	(1,278)	195	(71)	(1,154)
Total interest-bearing liabilities	(932)	2,292	7	1,367
Net change in net interest income	(782)	(918)	(72)	(1,772)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended June 30, 2007 and 2006 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2007	2006	2007 vs 2006	2007 vs 2006
Interest income:
Loans receivable	$12,004	$12,849	$(845)	(6.6)%
Investment securities	890	810	80	9.9
Other	302	78	224	287.2
Total interest income	13,196	13,737	(541)	(3.9)
Interest expense:
Deposits	6,044	4,926	1,118	22.7
Other borrowings	1,106	1,778	(672)	(37.8)
Total interest expense	7,150	6,704	446	6.7
Net interest income before
provision for loan losses	6,046	7,033	(987)	(14.0)
Provision for loan losses	370	359	11	3.1
Net interest income after
provision for loan losses	5,676	6,674	(998)	(15.0)
Noninterest income:
Deposit fee income	1,269	1,237	32	2.6
Gain on sale of loans	179	278	(99)	(35.6)
Other	527	570	(43)	(7.5)
Total noninterest income	1,975	2,085	(110)	(5.3)
Noninterest expenses:
Salaries and employee benefits	3,287	3,259	28	0.9
Other	2,188	2,119	69	3.3
Total noninterest expenses	5,475	5,378	97	1.8
Income before income taxes	2,176	3,381	(1,205)	(35.6)
Income tax provision	642	1,106	(464)	(42.0)
Net income	$1,534	$2,275	$(741)	(32.6)%

Basic earnings per share	$0.32	$0.45	$(0.13)	(28.9)%
Diluted earnings per share	$0.32	$0.44	$(0.12)	(27.3)%

Interest rate spread	3.12%	3.36%
Net interest margin	3.19%	3.46%

Average full-time equivalents	306	305

Full-service offices	18	18

The table below presents a comparison of results of operations for the six months ended June 30, 2007 and 2006 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2007	2006	2007 vs 2006	2007 vs 2006
Interest income:
Loans receivable	$24,205	$25,075	$(870)	(3.5)%
Investment securities	1,726	1,576	150	9.5
Other	490	175	315	180.0
Total interest income	26,421	26,826	(405)	(1.5)
Interest expense:
Deposits	11,892	9,371	2,521	26.9
Other borrowings	2,366	3,520	(1,154)	(32.8)
Total interest expense	14,258	12,891	1,367	10.6
Net interest income before
provision for loan losses	12,163	13,935	(1,772)	(12.7)
Provision for loan losses	2,332	643	1,689	262.7
Net interest income after
provision for loan losses	9,831	13,292	(3,461)	(26.0)
Noninterest income:
Deposit fee income	2,426	2,315	111	4.8
Gain on sale of loans	354	475	(121)	(25.5)
Other	1,059	1,612	(553)	(34.3)
Total noninterest income	3,839	4,402	(563)	(12.8)
Noninterest expenses:
Salaries and employee benefits	6,729	6,979	(250)	(3.6)
Other	4,815	4,421	394	8.9
Total noninterest expenses	11,544	11,400	144	1.3
Income before income taxes	2,126	6,294	(4,168)	(66.2)
Income tax provision	433	2,034	(1,601)	(78.7)
Net income	$1,693	$4,260	$(2,567)	(60.3)%

Basic earnings per share	$0.35	$0.85	$(0.50)	(58.8)%
Diluted earnings per share	$0.35	$0.83	$(0.48)	(57.8)%

Interest rate spread	3.12%	3.35%
Net interest margin	3.19%	3.44%

Average full-time equivalents	306	306

Full-service offices	18	18

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

Interest Income.  The decrease in interest income for the three and six month comparative periods was primarily due to a decrease in the average balance of loans receivable and an increase in the nonperforming loans in the loan portfolio, offset by an increase in the average yield earned on loans receivable and an increase in the average balance of other interest-earning assets.  The increase in average yields earned was due primarily to increases in market interest rates.  The average balance of loans decreased primarily due to a decrease in loan originations.

Interest Expense.   The increase in interest expense for the three and six month comparative periods was primarily due to an increase in the average rates paid on deposits and FHLB advances and an increase in the average balance of deposits, offset by a decrease in the average balance of FHLB advances.  The average balance of FHLB advances decreased due to funds generated from loan repayments being used to pay down maturing advances.  The increase in the average rates paid on deposit accounts reflects the increase in market interest rates.

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

Factors influencing management’s decision to increase the provision in the 2007 vs. 2006 periods include an increase in nonaccrual loans, conditions in the speculative single-family real estate market in Northwest Arkansas, and a specific loan loss allowance of $1.4 million on two phases of a subdivision in Lowell, Arkansas, as discussed in “Asset Quality” above.  The speculative single-family construction market demonstrated weakness in late 2005 and we began reducing our exposure in this area.  During the six months ended June 30, 2007, we recorded $249,000 in charge-offs on speculative single-family construction loans.  This compares to charge-offs of $239,000 for the year ended December 31, 2006, $77,000 for the year ended December 31, 2005, and none for the year ended December 31, 2004.  The losses on these loans in 2006 related primarily to extraordinary costs in constructing these residences, some overfunding to cover these costs, and some substandard construction, rather than deterioration of the value of the underlying collateral.  However, the continued oversupply of available housing during the quarter ended June 30, 2007 has impacted the value of speculative single-family homes and development projects, as discussed above.  Further deterioration in this market segment may impact the value of existing single-family home values as well as our provision for loan losses in the future.

Noninterest Income.  Deposit fee income increased for the three and six month comparative periods in 2007 as a result of an increase in debit/credit card usage and insufficient funds fee income.  This increase resulted from an increase in the number of checking accounts with overdrawn balances and a 4.2% increase in the per item charge that was effective February 1, 2007.  The Bank plans to continue to aggressively promote checking accounts in 2007 through direct mail campaigns and offering “thank you” gifts to further expand its checking accounts and increase deposit fee income.

The decrease in gains on sales of loans for the three and six month comparative periods ended June 30, 2007 was primarily related to a decrease in the number of loans sold.

The decrease in other noninterest income for the six month comparative period ended June 30, 2007 was primarily due to nonrecurring gains on the sales of two properties totaling approximately $528,000 during the quarter ended March 31, 2006.  These properties represented excess land and a building adjacent to two existing branches.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	2007 vs 2006	2007	2006	2007 vs 2006
Salaries	$2,566	$2,606	$(40)	$5,230	$5,121	$109
Payroll taxes	215	211	4	478	467	11
Insurance	170	173	(3)	340	344	(4)
ESOP (1)	—	—	—	—	508	(508)
401(k)	76	22	54	156	22	134
Stock compensation (2)	10	12	(2)	24	46	(22)
Defined benefit plan contribution	210	196	14	420	393	27
Other	40	39	1	81	78	3
Total	$3,287	$3,259	$28	$6,729	$6,979	$(250)

(1)  Employee Stock Ownership Plan

(2)  Includes stock options and Management Recognition and Retention Plan (“MRP”) expense.

The decrease in salaries and employee benefits for the six months ended June 30, 2007, was due primarily to the decrease in employee stock ownership plan expense, as the plan shares became fully allocated as of March 31, 2006.  The Company implemented a 401(k) Plan on June 1, 2006.  The 401(k) expense above relates to employer matching of employee 401(k) contributions.  The increase in salaries and employee benefits in the three month comparative period is primarily due to 401(k) expense.

Other Expenses.  Other expenses increased in the three and six month comparative periods ended June 30, 2007 primarily due to increased REO-related expenses and costs associated with upgrading our computer system during the first quarter of 2007.  REO-related expenses increased primarily due to losses on sales of REO and provisional writedowns of REO.

Income Taxes.  The provision for income taxes decreased in both comparison periods due to a decrease in taxable income and certain nontaxable income amounts remaining relatively constant and therefore representing a larger percentage of taxable income.

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

At June 30, 2007, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At June 30, 2007, the Company had no interests in non-consolidated special purpose entities.

At June 30, 2007, commitments included:

•                  total approved commitments to originate or purchase loans amounting to $9.7 million, including $1.1 million of loans committed to sell;

•                  rate lock agreements with customers of $7.8 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $3.8 million;

•                  unadvanced portion of construction loans of $38.7 million;

•                  unused lines of credit of $26.3 million;

•                  outstanding standby letters of credit of approximately $530,000;

•                  total predetermined overdraft protection limits of $12.8 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $329.7 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $7.8 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at June 30, 2007.

Historically, a very small percentage of predetermined overdraft limits have been used.  At June 30, 2007, overdrafts of accounts with Bounce ProtectionTM represented usage of 3.2% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.  During the first quarter of 2007, the use of FHLB advances decreased due to the Bank’s using funds generated from loan repayments to pay down maturing advances.  At June 30, 2007, available borrowing capacity with the FHLB was in excess of $208.8 million.

For the six months ended June 30, 2007 and 2006, the Company paid dividends of $0.32 and $0.28 per share, respectively.  The determination of future dividends on the Company’s common stock will depend on conditions existing at that time with consideration given to the Company’s earnings, capital, and liquidity needs.

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

As of June 30, 2007, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At June 30, 2007, the Bank’s tangible, core and risk-based capital ratios amounted to 8.96%, 8.96% and 12.60%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2006.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s negative gap position has adversely impacted net income as interest expense during the six months ended June 30, 2007 increased at a greater pace than the comparable increase in interest income.  Correspondingly, the Bank’s net interest margin decreased from 3.44% for the six months ended June 30, 2006 to 3.19% for the same period in 2007.   Based on the current market interest rate environment and increased competition, management anticipates continued pressure on the Bank’s interest rate spread and interest margin for the third quarter of 2007.

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

The Company continues to evaluate and resolve post-conversion issues. The Company’s internal audit department began detailed analysis to identify any significant changes in the quality of internal control over financial reporting as a result of the conversion in the latter part of the second quarter.  This evaluation will continue into the third quarter.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2007	—	—	—	—
May 1 to May 31, 2007	25,000	$24.33	25,000	51,626
June 1 to June 30, 2007	—	—	—	—

The Company is in its 19th announced repurchase program, which was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006.  Total shares approved to be purchased in this program are 245,197 of which 193,571 have been purchased as of June 30, 2007.  All treasury stock purchases are made under publicly announced repurchase programs.

Item 3.             Defaults Upon Senior Securities

Not applicable.

Item 4.             Submission of Matters to a Vote of Security Holders

On April 25, 2007, the Corporation held an annual meeting of stockholders for the following purposes:

(1)                           To elect two directors for a term of three years; and

(2)                           To ratify the appointment by the Board of Directors of Deloitte and Touche LLP as the Corporation’s independent auditors for the year ending December 31, 2007.

The results of the voting are set forth below:

Proposal One (Election of Directors):

NAME	FOR	AGAINST/ WITHHELD	NOT VOTED
Larry J. Brandt	4,410,220	7,561	454,459
Frank Conner	4,408,463	9,318	454,459

Proposal Two (Ratification of Auditors):

FOR	AGAINST	ABSTAIN	NOT VOTED
4,385,976	5,470	2,372	478,422

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: July 26, 2007	By:	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date: July 26, 2007	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and Chief Accounting Officer