Form 10-Q
period 2007-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2007-11-05
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes    ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 25, 2007, there were issued and outstanding 4,865,401 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Consolidated Financial Statements

Consolidated Statements of Financial Condition as of September 30, 2007 and December 31, 2006 (unaudited)

Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006 (unaudited)

Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2007 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$27,869	$35,518
Investment securities held to maturity	84,998	60,746
Federal Home Loan Bank stock	4,376	7,089
Loans receivable, net	619,239	693,095
Accrued interest receivable	9,958	9,999
Real estate owned, net	8,848	3,858
Office properties and equipment, net	20,856	20,384
Cash surrender value of life insurance	19,962	19,396
Prepaid expenses and other assets	1,687	2,390

TOTAL ASSETS	$797,793	$852,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$640,903	$652,265
Federal Home Loan Bank advances	79,749	120,305
Advance payments by borrowers for taxes and insurance	525	666
Other liabilities	2,521	3,666
Total liabilities	723,698	776,902

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 4,865,401 and 4,838,962 shares outstanding at September 30, 2007 and December 31, 2006, respectively	103	103
Additional paid-in capital	56,650	56,617
Employee stock benefit plans	(48)	(72)
Retained earnings-substantially restricted	87,726	88,068
	144,431	144,716
Treasury stock, at cost, 5,442,101 and 5,468,540 shares at September 30, 2007 and December 31, 2006, respectively	(70,336)	(69,143)
Total stockholders’ equity	74,095	75,573

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$797,793	$852,475

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

INTEREST INCOME:
Loans receivable	$11,020	$12,627	$35,225	$37,703
Investment securities:
Taxable	952	650	2,319	1,853
Nontaxable	177	185	537	558
Other	232	219	722	393
Total interest income	12,381	13,681	38,803	40,507

INTEREST EXPENSE:
Deposits	6,099	5,449	17,991	14,819
Federal Home Loan Bank advances	987	1,858	3,353	5,378
Total interest expense	7,086	7,307	21,344	20,197

NET INTEREST INCOME	5,295	6,374	17,459	20,310

PROVISION FOR LOAN LOSSES	1,330	484	3,662	1,128

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,965	5,890	13,797	19,182

NONINTEREST INCOME:
Deposit fee income	1,235	1,264	3,661	3,579
Earnings on life insurance policies	194	187	566	556
Gain on sale of loans	201	310	664	841
Other	365	252	924	1,356
Total noninterest income	1,995	2,013	5,815	6,332

NONINTEREST EXPENSES:
Salaries and employee benefits	3,287	3,195	10,016	10,174
Net occupancy expense	560	613	1,752	1,784
Real estate owned, net	543	62	826	41
Data processing	339	341	1,143	1,100
Professional fees	119	93	401	288
Advertising and public relations	239	342	849	971
Postage and supplies	187	188	646	616
Other	535	615	1,701	1,793
Total noninterest expenses	5,809	5,449	17,334	16,767

INCOME BEFORE INCOME TAXES	151	2,454	2,278	8,747
INCOME TAX PROVISION (BENEFIT)	(150)	754	284	2,787
NET INCOME	$301	$1,700	$1,994	$5,960

EARNINGS PER SHARE:
Basic	$0.06	$0.34	$0.41	$1.19

Diluted	$0.06	$0.33	$0.41	$1.16

Cash Dividends Declared	$0.16	$0.15	$0.48	$0.43

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-In	Employee Stock Benefit	Retained
	Shares	Amount	Capital	Plans	Earnings

Balance, January 1, 2007	10,307,502	$103	$56,617	$(72)	$88,068
Net income					1,994
Tax effect of stock compensation plan			480
Treasury shares reissued due to exercise of stock options			(454)
Purchase of treasury stock, at cost
Stock compensation expense			7	24
Dividends paid					(2,336)

Balance, September 30, 2007	10,307,502	$103	$56,650	$(48)	$87,726

	Treasury Stock		Total Stockholders’
	Shares	Amount	Equity

Balance, January 1, 2007	5,468,540	$(69,143)	$75,573
Net income			1,994
Tax effect of stock compensation plan			480
Treasury shares reissued due to exercise of stock options	(106,965)	804	350
Purchase of treasury stock, at cost	80,526	(1,997)	(1,997)
Stock compensation expense			31
Dividends paid			(2,336)

Balance, September 30, 2007	5,442,101	$(70,336)	$74,095

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$1,994	$5,960
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,662	1,128
Provision for real estate losses	390	—
Deferred tax (benefit) provision	(1,516)	9
Accretion of discounts on investment securities, net	(14)	(5)
Federal Home Loan Bank stock dividends	(246)	(294)
Gain on disposition of office properties and equipment	(4)	(233)
Loss (gain) on sale of repossessed assets, net	97	(43)
Originations of loans held for sale	(48,077)	(52,436)
Proceeds from sales of loans held for sale	47,787	53,518
Gain on sale of loans originated to sell	(664)	(841)
Depreciation	1,047	966
Amortization of deferred loan costs, net	334	192
Release of ESOP shares	—	511
Stock compensation expense	31	66
Earnings on life insurance policies	(566)	(556)
Changes in operating assets and liabilities:
Accrued interest receivable	41	(2,521)
Prepaid expenses and other assets	693	187
Other liabilities	691	(255)
Net cash provided by operating activities	5,680	5,353

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(29,118)	(6,445)
Proceeds from maturities/calls of investment securities held to maturity	5,050	2,290
Federal Home Loan Bank stock redeemed	2,959	377
Loan participations purchased	(2,552)	—
Loan participations sold	7,208	3,419
Net loan (originations) repayments	57,871	(5,964)
Proceeds from sales of repossessed assets	3,389	2,775
Improvements to real estate owned	(579)	—
Proceeds from sales of office properties and equipment	10	251
Purchases of office properties and equipment	(1,525)	(1,971)
Net cash provided by (used in) investing activities	42,713	(5,268)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(11,362)	29,933
Advances from FHLB	9,700	55,000
Repayment of advances from FHLB	(50,256)	(69,208)
Net decrease in advance payments by borrowers for taxes and insurance	(141)	(319)
Purchase of treasury stock	(1,997)	(4,667)
Reissued treasury stock	350	906
Dividends paid	(2,336)	(2,168)
Net cash provided by (used in) financing activities	(56,042)	9,477

Net increase (decrease) in cash and cash equivalents	(7,649)	9,562

	Nine Months Ended September 30,
	2007	2006

CASH AND CASH EQUIVALENTS:
Beginning of period	$35,518	$21,109
End of period	$27,869	$30,671

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$21,515	$19,820
Income taxes	$951	$2,625

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$9,297	$3,529
Loans to facilitate sales of real estate owned	$1,010	$—
Investment securities traded, recorded in investments not yet settled in cash	$170	$—

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

The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, contained in the Company’s 2006 Annual Report to Stockholders.

Certain amounts in the September 30, 2006, unaudited consolidated financial statements have been reclassified to conform to the classifications adopted for reporting in 2007.

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

Note 3 – Accounting Standards Issued Not Yet Effective

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its assessment of the impact of SFAS No. 159.

Note 4 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic weighted - average shares	4,865,007	5,006,730	4,867,729	5,021,110
Effect of dilutive securities	7,700	111,206	20,243	124,131
Diluted weighted - average shares	4,872,707	5,117,936	4,887,972	5,145,241

Note 5 – Allowances for Loan and Real Estate Losses

A summary of the activity in the allowances for loan and real estate losses is as follows for the periods ended September 30 (in thousands):

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$4,291	$—	$2,448	$—

Provisions for estimated losses	1,330	312	484	7
Recoveries	43	—	55	—
Losses charged off	(628)	(312)	(556)	(7)

Balance—end of period	$5,036	$—	$2,431	$—

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$2,572	$—	$2,114	$—

Provisions for estimated losses	3,662	390	1,128	7
Recoveries	132	—	139	—
Losses charged off	(1,330)	(390)	(950)	(7)

Balance—end of period	$5,036	$—	$2,431	$—

The allowance for loan losses increased between the periods listed above primarily due to specific loan loss allowances on two subdivisions totaling $2.2 million recorded during the nine months ended September 30, 2007.

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

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made. For example, when assessing the condition of the overall economic environment, data is collected regarding current market conditions and their impact on the loan portfolio. Loss factors have been revised as a result of the downturn in the housing market, specifically the oversupply of speculative single-family homes and lots in our market area. If the housing market sustains a prolonged downturn, the loss factors applied to our portfolios may need to be further revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral-dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold in the event that the Bank has to foreclose or repossess the collateral.

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between September 30, 2007 and December 31, 2006 are presented in the following table (dollars in thousands). Material changes between the periods are discussed in the sections which follow the table.

	September 30,	December 31,	Increase	Percentage
	2007	2006	(Decrease)	Change
ASSETS
Cash and cash equivalents	$27,869	$35,518	$(7,649)	(21.5)%
Investment securities held to maturity	84,998	60,746	24,252	39.9
Federal Home Loan Bank stock	4,376	7,089	(2,713)	(38.3)
Loans receivable, net	619,239	693,095	(73,856)	(10.7)
Real estate owned, net	8,848	3,858	4,990	129.3
Other assets	52,463	52,169	294	0.1

TOTAL	$797,793	$852,475	$(54,682)	(6.4)%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$640,903	$652,265	$(11,362)	(1.7)%
Federal Home Loan Bank advances	79,749	120,305	(40,556)	(33.7)
Other liabilities	3,046	4,332	(1,286)	(29.7)

Total liabilities	723,698	776,902	(53,204)	(6.9)

STOCKHOLDERS’ EQUITY	74,095	75,573	(1,478)	(2.0)

TOTAL	$797,793	$852,475	$(54,682)	(6.4)%

BOOK VALUE PER SHARE	$15.23	$15.62

EQUITY TO ASSETS	9.3%	8.9%

Loans Receivable. Changes in loan composition between September 30, 2007 and December 31, 2006 are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase
	2007	2006	(Decrease)	% Change

One- to four-family residences	$237,304	$257,978	$(20,674)	(8.0)%
Home equity lines of credit and second mortgage	34,680	34,971	(291)	(0.8)
Multi-family	12,585	12,203	382	3.1
Commercial real estate	129,791	133,647	(3,856)	(2.9)
Land	43,605	48,737	(5,132)	(10.5)
Construction:
One- to four-family residences	21,851	32,036	(10,185)	(31.8)
Speculative one- to four-family residences	46,281	80,311	(34,030)	(42.4)
Multi-family	17,292	14,120	3,172	22.5
Commercial real estate	31,857	21,896	9,961	45.5
Land development	43,941	47,439	(3,498)	(7.4)
Total mortgage loans	619,187	683,338	(64,151)	(9.4)

Commercial	22,128	26,355	(4,227)	(16.0)

Automobile	10,431	12,210	(1,779)	(14.6)
Other	13,978	13,690	288	2.1
Total consumer	24,409	25,900	(1,491)	(5.8)

Total loans receivable	665,724	735,593	(69,869)	(9.5)

Undisbursed loan funds	(41,704)	(40,069)	(1,635)	4.1
Deferred loan costs – net	255	143	112	78.3
Allowance for loan losses	(5,036)	(2,572)	(2,464)	95.8

Loans receivable, net	$619,239	$693,095	$(73,856)	(10.7)%

The decrease in the Bank’s loan portfolio was primarily due to a softening of the housing market in Northwest Arkansas. Market data indicates an overall decrease in home sales in Benton and Washington counties in 2007 and 2006 compared to 2005. The Bank’s loan originations were down 41% for the nine months ended September 30, 2007, compared to the same period in 2006. Although the economy in the Northwest Arkansas region continues to be strong as reflected in sustained job and population growth, the supply of new residential lots and new speculative homes for sale has outpaced demand during the last few years.

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

Asset Quality. The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$5,998	$3,689
Home equity	1,019	994
Speculative one- to four-family construction	3,625	5,417
Acquisition and development	7,776	5,324
Land	532	1,372
Commercial real estate	3,281	738
Commercial loans	539	1,268
Consumer loans	227	213
Total nonaccrual loans	22,997	19,015

Accruing loans 90 days or more past due	4,892	668
Real estate owned	8,848	3,858

Total nonperforming assets	$36,737	$23,541

Total nonaccrual and accruing loans 90 days or more past due as a percentage of total loans receivable	4.19%	2.68%

Total nonperforming assets as a percentage of total assets	4.60%	2.76%

The increase in nonaccrual loans is primarily related to increases in nonaccrual commercial real estate loans and nonaccrual acquisition and development loans, offset by decreases in nonaccrual land loans and nonaccrual commercial loans. The Northwest Arkansas market continues to experience an oversupply of lots and speculative homes. Certain of the Bank’s homebuilders are experiencing extended marketing times for the sale of their homes which has resulted in inadequate cash flow to service the interest carry on their loans. The specific loan loss allowance related to loans to builders and developers was approximately $2.5 million at September 30, 2007.

The level of nonaccrual speculative construction loans, acquisition and development loans and commercial real estate loans is attributable primarily to four loan relationships. These relationships are described in more detail in the paragraphs that follow.

The first relationship totaled $5.9 million at September 30, 2007, and is comprised of two subdivision loans totaling $5.4 million and the borrower’s primary residence totaling approximately $520,000. Foreclosure proceedings have begun on the subdivision and the borrower has filed for bankruptcy protection. The subdivision loans represent two phases of the same subdivision located in Lowell, Arkansas, one of which is complete and the other is approximately 10% complete. At December 31, 2006, we estimated no loss on the subdivision based on estimated sales prices of the lots and the estimated costs to complete the incomplete phase of the subdivision. Since that time, market conditions have deteriorated and a subdivision across the street from this subdivision has gone into default. We are aware that the financial institution in that case is trying to liquidate the lots quickly at a discounted price, which has in turn decreased the value of the lots in our subdivision. As a result, we obtained new appraisals on both phases of our subdivision which used discounted cash flow analysis for the complete phase, given the extended selling period that would be necessary to recover our costs, and a land only valuation on the incomplete phase given the decreasing likelihood that we would develop these lots. The new appraisals resulted in a specific loan loss allowance totaling $1.4 million on this subdivision which was recorded in the first quarter of 2007. These subdivision loans are also the subject of litigation alleging fraud and negligence, among other complaints, that the Bank has filed against various parties to the loan. The Bank may be able to recover some of its loss through this litigation, although at this time the Bank cannot give any assurances as to the amount of a recovery, if any. Due to the nature of these loans, the uncertain nature of the legal process, and the possibility of continued adverse changes in market conditions, we may incur losses in the future in excess of the amount estimated as of September 30, 2007.

The second relationship totaled $2.2 million at September 30, 2007, and is comprised of a subdivision located in Cave Springs, Arkansas. The subdivision is 100% complete. The Bank obtained an updated valuation on the subdivision using discounted cash flow analysis. Due to the market conditions and the oversupply of lots in Northwest Arkansas, the valuation indicated lower lot prices and extended marketing time over that in the original appraisal obtained when the loan was originated. Based on the estimated fair value of the collateral, a specific loan loss allowance totaling $865,000 was recorded during the third quarter of 2007. Based on the nature of this loan and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the amount estimated as of September 30, 2007.

The third relationship totaled $2.4 million at September 30, 2007, and is comprised of $840,000 of speculative single-family construction loans on two properties, a $560,000 single-family construction loan, approximately $390,000 of land and lot loans, approximately $280,000 of commercial loans and the borrower’s primary residence totaling $350,000. All of the real estate loans are in foreclosure. The commercial loans consist of a fully reserved unsecured loan of approximately $75,000, and junior liens on the lots and speculative homes totaling approximately $205,000, with an estimated loss allowance of $80,000. Additionally, there is an approximate $10,000 loss allowance on the land and lot loans. Based on factors such as the complexity of this relationship, the difficulty in estimating completion costs, and potential adverse changes in market conditions, we may incur losses in the future in excess of the amount estimated at September 30, 2007.

The fourth relationship totaled $2.6 million at September 30, 2007, and is comprised of loans to construct a shopping center. The shopping center construction loan matured in March and during the second quarter the borrower indicated he would be unable to pay the interest due in order to extend the construction loan. The Bank obtained an updated appraisal on the shopping center and based on the appraised amount, principal balance outstanding, and an estimate of costs to complete the construction of the shopping center, the Bank currently estimates no loss on the shopping center loans. The Bank intends to complete construction of the property and hold it as Bank-owned property. The Bank plans to occupy approximately 25% of the space with a branch and lease the rest to other tenants.

Accruing loans 90 days or more past due at September 30, 2007, consisted of three loans to two borrowers. The first relationship consisted of two loans totaling $2.8 million secured by the borrower’s primary residence, commercial real estate, franchise rights, inventory and equipment. This borrower is in the process of liquidating his assets and we expect to receive all principal and interest due. The second borrower relationship totaled $2.1 million and represents a single commercial real estate loan secured by a convenience store, retail strip center and car wash. The loan is personally guaranteed by several individuals and related entities. One of the principals, who was the managing member, has experienced severe financial difficulties. The other principals/guarantors have indicated that they are in the process of formulating a workout plan that may include liquidation of the collateral to satisfy the obligation. In the event of a foreclosure and a possible deficiency judgment, we believe sufficient net worth exists among the guarantors to satisfy their obligation. The loans discussed above were kept on accrual status at September 30, 2007, based on the factors indicated. However, depending on the outcome of the borrowers’ workout plans, it is possible that the bank my incur losses on these loans in the future.

The increase in real estate owned was primarily due to foreclosures on properties related to three borrowers. The first borrower had properties totaling $3.0 million, which was comprised of $1.3 million in single-family rental properties and $1.7 million in speculative single-family homes under construction. The speculative homes are in various stages of completion ranging from approximately 85% to 100%. The second borrower had properties totaling $2.2 million comprised of 18 speculative single-family construction loans. The homes are complete and the Bank is actively selling these properties. The third borrower had loans totaling $1.1 million comprised of three speculative single-family construction loans in various stages of completion ranging from approximately 85% to 100%. Construction costs on the real estate owned are added to the real estate balance to the extent that the resulting balance does not exceed the estimated fair value of the property less estimated selling costs. Since December 31, 2006, approximately $9.2 million has been added to real estate owned and $4.4 million has been sold. As discussed above, certain nonaccrual loans are in various stages of the foreclosure process at September 30, 2007. To the extent that these loans are foreclosed and ownership transferred to the Bank, real estate owned and associated expenses could continue to increase in the future.

Allowance for Loan Losses. A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$4,291	$2,448	$2,572	$2,114
Provisions for estimated losses	1,330	484	3,662	1,128
Recoveries	43	55	132	139
Losses charged off	(628)	(556)	(1,330)	(950)
Balance at end of period	$5,036	$2,431	$5,036	$2,431

Changes in the composition of the allowance for loan losses between September 30, 2007 and December 31, 2006 are presented in the following table (in thousands):

	September 30,	December 31,
	2007	2006	Increase
General	$2,268	$1,966	$302
Specific	2,768	606	2,162
	$5,036	$2,572	$2,464

The general component of the allowance for loan losses increased due to the loss factor applied to speculative single-family construction loans and acquisition and development loans. These loss factors were increased due to the recent loss history on these types of loans. The specific component of the allowance for loan losses increased primarily due to specific allowances on a subdivision in Lowell, Arkansas, and a subdivision in Cave Springs, Arkansas, as discussed in “Asset Quality” previously.

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

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made. For example, when assessing the condition of the overall economic environment, data is collected regarding current market conditions and their impact on the loan portfolio. Loss factors have been revised as a result of the downturn in the housing market, specifically the oversupply of speculative single-family homes and lots in our market area. If the housing market sustains a prolonged downturn, the loss factors applied to our portfolios may need to be further revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold in the event that the Bank has to foreclose or repossess the collateral.

Although we consider the allowance for loan losses of approximately $5.0 million adequate to cover losses inherent in our loan portfolio at September 30, 2007, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities. Changes in the composition of investment securities held to maturity between September 30, 2007 and December 31, 2006 are presented in the following table (in thousands).

	September 30,	December 31,	Increase
	2007	2006	(Decrease)
U.S. Government and agency obligations	$68,760	$43,857	$24,903
Municipal securities	16,238	16,889	(651)
Total	$84,998	$60,746	$24,252

During the first nine months of 2007, investment securities totaling $29.3 million were purchased and $5.1 million matured or were called. Due to lower loan demand, the Bank used funds from loan repayments to purchase investment securities.

At September 30, 2007, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$68,760	$68,383
Municipal securities	16,238	16,161
Total	$84,998	$84,544

Federal Home Loan Bank Stock. FHLB stock decreased by $2.7 million due to a lower balance requirement related to the decrease in FHLB advances.

Real Estate Owned. The increase in real estate owned was primarily due to an increase in foreclosures related to speculative homes. See “Asset Quality”.

Deposits. Changes in the composition of deposits between September 30, 2007 and December 31, 2006 are presented in the following table (dollars in thousands).

	September 30, 2007	December 31, 2006	Increase (Decrease)	Percentage Change

Checking accounts	$137,683	$139,372	$(1,689)	(1.2)%
Money Market accounts	49,756	51,827	(2,071)	(4.0)%
Savings accounts	25,786	26,824	(1,038)	(3.9)%
Certificates of deposit	427,678	434,242	(6,564)	(1.5)%
Total deposits	$640,903	$652,265	$(11,362)	(1.7)%

Deposits decreased in the comparison period, primarily due to a decrease in public unit deposits.

Federal Home Loan Bank Advances. The Bank used funds from loan repayments to repay FHLB of Dallas advances during the quarter. FHLB advances decreased by $40.6 million or 33.7% during the nine months ended September 30, 2007. The balance of advances at September 30, 2007 of $79.7 million consisted of $63.7 million of fixed rate advances with an average cost of 4.30% and $16.0 million of floating rate advances with an average cost of 5.57%.

Other Liabilities. Other liabilities decreased primarily due to a decrease in federal and state deferred tax liabilities related to the increase in the loan loss provision.

Stockholders’ Equity. Stockholders’ equity decreased approximately $1.5 million from December 31, 2006 to September 30, 2007. The decrease in stockholders’ equity was primarily due to the purchase of treasury stock totaling $2.0 million during the first nine months of 2007. In addition, during the nine months ended September 30, 2007, cash dividends of approximately $2.3 million were paid. Such decreases were partially offset by net income of $2.0 million during the nine months ended September 30, 2007. See the Unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2007 for more detail.

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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$632,106	$11,020	6.97%	$730,630	$12,627	6.91%
Investment securities(2)	85,666	1,129	5.27	68,496	835	4.87
Other interest-earning assets	18,111	232	5.13	16,972	219	5.17
Total interest-earning assets	735,883	12,381	6.73	816,098	13,681	6.71
Noninterest-earning assets	70,399			62,556
Total assets	806,282			878,654
Interest-bearing liabilities:
Deposits	639,452	6,099	3.82	635,245	5,449	3.43
FHLB advances	85,806	987	4.60	157,615	1,858	4.72
Total interest-bearing liabilities	725,258	7,086	3.91	792,860	7,307	3.69
Noninterest-bearing liabilities	5,803			6,216
Total liabilities	731,061			799,076
Stockholders’ equity	75,221			79,578
Total liabilities and stockholders’ equity	$806,282			$878,654
Net interest income		$5,295			$6,374
Net earning assets	$10,625			$23,238
Interest rate spread			2.82%			3.02%
Net interest margin			2.88%			3.12%
Ratio of interest-earning assets to interest-bearing liabilities			101.46%			102.93%

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$661,297	$35,225	7.10%	$733,842	$37,703	6.85%
Investment securities(2)	74,260	2,856	5.13	66,917	2,411	4.80
Other interest-earning assets	18,730	722	5.14	10,769	393	4.87
Total interest-earning assets	754,287	38,803	6.86	811,528	40,507	6.66
Noninterest-earning assets	67,917			61,233
Total assets	822,204			872,761
Interest-bearing liabilities:
Deposits	643,475	17,991	3.73	626,745	14,819	3.15
FHLB advances	97,747	3,353	4.57	161,103	5,378	4.45
Total interest-bearing liabilities	741,222	21,344	3.84	787,848	20,197	3.42
Noninterest-bearing liabilities	5,644			6,194
Total liabilities	746,866			794,042
Stockholders’ equity	75,338			78,719
Total liabilities and stockholders’ equity	$822,204			$872,761
Net interest income		$17,459			$20,310
Net earning assets	$13,065			$23,680
Interest rate spread			3.02%			3.24%
Net interest margin			3.09%			3.34%
Ratio of interest-earning assets to interest-bearing liabilities			101.76%			103.01%

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

	Three Months Ended September 30, 2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(1,703)	$111	$(15)	$(1,607)
Investment securities	209	68	17	294
Other interest-earning assets	15	(2)	—	13
Total interest-earning assets	(1,479)	177	2	(1,300)

Interest expense:
Deposits	36	610	4	650
FHLB advances	(847)	(45)	21	(871)
Total interest-bearing liabilities	(811)	565	25	(221)
Net change in net interest income	$(668)	$(388)	$(23)	$(1,079)

	Nine Months Ended September 30, 2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(3,727)	$1,386	$(137)	$(2,478)
Investment securities	264	163	18	445
Other interest-earning assets	291	22	16	329
Total interest-earning assets	(3,172)	1,571	(103)	(1,704)

Interest expense:
Deposits	396	2,704	72	3,172
FHLB advances	(2,115)	148	(58)	(2,025)
Total interest-bearing liabilities	(1,719)	2,852	14	1,147
Net change in net interest income	$(1,453)	$(1,281)	$(117)	$(2,851)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended September 30, 2007 and 2006 (dollars in thousands). Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2007	2006	2007 vs 2006	2007 vs 2006
Interest income:
Loans receivable	$11,020	$12,627	$(1,607)	(12.7)%
Investment securities	1,129	835	294	35.2
Other	232	219	13	5.9
Total interest income	12,381	13,681	(1,300)	(9.5)
Interest expense:
Deposits	6,099	5,449	650	11.9
FHLB advances	987	1,858	(871)	(46.9)
Total interest expense	7,086	7,307	(221)	(3.0)
Net interest income before provision for loan losses	5,295	6,374	(1,079)	(16.9)
Provision for loan losses	1,330	484	846	174.8
Net interest income after provision for loan losses	3,965	5,890	(1,925)	(32.7)
Noninterest income:
Deposit fee income	1,235	1,264	(29)	(2.3)
Gain on sale of loans	201	310	(109)	(35.2)
Other	559	439	120	27.3
Total noninterest income	1,995	2,013	(18)	(0.9)
Noninterest expenses:
Salaries and employee benefits	3,287	3,195	92	2.9
Real estate owned, net	543	62	481	775.8
Advertising and public relations	239	342	(103)	(30.1)
Other	1,740	1,850	(110)	(5.9)
Total noninterest expenses	5,809	5,449	360	6.6
Income before income taxes	151	2,454	(2,303)	(93.9)
Income tax provision	(150)	754	(904)	(119.9)
Net income	$301	1,700	$(1,399)	(82.3)%

Basic earnings per share	$0.06	$0.34	$(0.28)	(82.4)%
Diluted earnings per share	$0.06	$0.33	$(0.27)	(81.8)%

Interest rate spread	2.82%	3.02%
Net interest margin	2.88%	3.12%

Average full-time equivalents	301	305

Full-service offices	18	18

The table below presents a comparison of results of operations for the nine months ended September 30, 2007 and 2006 (dollars in thousands). Specific changes in captions are discussed in the sections which follow the table.

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2007	2006	2007 vs 2006	2007 vs 2006
Interest income:
Loans receivable	$35,225	$37,703	$(2,478)	(6.6)%
Investment securities	2,856	2,411	445	18.5
Other	722	393	329	83.7
Total interest income	38,803	40,507	(1,704)	(4.2)
Interest expense:
Deposits	17,991	14,819	3,172	21.4
FHLB advances	3,353	5,378	(2,025)	(37.7)
Total interest expense	21,344	20,197	1,147	5.7
Net interest income before provision for loan losses	17,459	20,310	(2,851)	(14.0)
Provision for loan losses	3,662	1,128	2,534	224.7
Net interest income after provision for loan losses	13,797	19,182	(5,385)	(28.1)
Noninterest income:
Deposit fee income	3,661	3,579	82	2.3
Gain on sale of loans	664	841	(177)	(21.1)
Other	1,490	1,912	(422)	(22.1)
Total noninterest income	5,815	6,332	(517)	(8.2)
Noninterest expenses:
Salaries and employee benefits	10,016	10,174	(158)	(1.6)
Real estate owned, net	826	41	785	1,914.6
Advertising and public relations	849	971	(122)	(12.6)
Other	5,643	5,581	62	1.1
Total noninterest expenses	17,334	16,767	567	3.4
Income before income taxes	2,278	8,747	(6,469)	(74.0)
Income tax provision	284	2,787	(2,503)	(89.8)
Net income	$1,994	5,960	$(3,966)	(66.5)%

Basic earnings per share	$0.41	$1.19	$(0.78)	(65.6)%
Diluted earnings per share	$0.41	$1.16	$(0.75)	(64.7)%

Interest rate spread	3.02%	3.24%
Net interest margin	3.09%	3.34%

Average full-time equivalents	304	306

Full-service offices	18	18

Net Interest Income. Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The decrease in net interest income was primarily due to the level of nonperforming loans, the Company’s negative gap position and the more rapid increase in rates paid on deposits compared to the yield on the Company’s interest earning assets.

INTEREST INCOME AND INTEREST EXPENSE

Dollar changes in interest income and interest expense for the comparison periods are presented in the Rate/Volume Analysis table which appears on a previous page.

Interest Income. The decreases in interest income for the three and nine month comparative periods were primarily due to decreases in the average balance of loans receivable and increases in the nonperforming loans in the loan portfolio, offset in the nine month comparative period by an increase in the average yield earned on loans receivable. The increase in average yield earned during the nine month comparative period was due primarily to increases in market interest rates during the year. The average balance of loans decreased primarily due to a decrease in loan originations.

Interest Expense. The increase in interest expense for the nine month comparative period was primarily due to an increase in the average rate paid on deposits and an increase in the average balance of deposits, offset by a decrease in the average balance of FHLB advances. The decrease in interest expense for the three month comparative period was due to a decrease in the average balance of FHLB advances, offset by an increase in the average rate paid on deposits. The average balance of FHLB advances decreased due to funds generated from loan repayments being used to pay down maturing advances. The increase in the average rates paid on deposit accounts reflects the increase in market interest rates.

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

Factors influencing management’s decision to increase the provision in the 2007 vs. 2006 periods include an increase in nonaccrual loans, conditions in the speculative single-family real estate market in Northwest Arkansas, and specific loan loss allowances of $1.4 million on two phases of a subdivision in Lowell, Arkansas and $865,000 on a subdivision located in Cave Springs, Arkansas, as discussed in “Asset Quality” previously. During the nine months ended September 30, 2007, we recorded $397,000 in net charge-offs on speculative single-family construction loans as well as $101,000 in net realized losses on sales of speculative single-family real estate owned and $271,000 in fair value writedowns of speculative single-family real estate owned. This compares to total net charge-offs, losses on sales, and fair value writedowns of $326,000 for the year ended December 31, 2006, $77,000 for the year ended December 31, 2005, and none for the year ended December 31, 2004. The speculative single-family construction market demonstrated weakness in late 2005 and we began reducing our exposure in this area at that time. However, the continued oversupply of available housing has impacted the value of speculative single-family homes and development projects, as discussed above. Further deterioration in this market segment may impact the value of existing single-family home values as well as our provision for loan losses in the future.

Noninterest Income. Deposit fee income increased for the nine month comparative period in 2007 as a result of an increase in debit card usage and insufficient funds fee income. This increase resulted from an increase in the number of checking accounts with overdrawn balances and a 4.2% increase in the per item charge that was effective February 1, 2007. The Bank plans to continue to aggressively promote checking accounts in 2007 through direct mail campaigns and offering “thank you” gifts to further expand its checking accounts and increase deposit fee income.

The decreases in gains on sales of loans for the three and nine month comparative periods ended September 30, 2007 were primarily related to a decrease in the number of loans sold.

The decrease in other noninterest income for the nine month comparative period ended September 30, 2007 was primarily due to nonrecurring gains on the sales of two properties totaling approximately $528,000 during the quarter ended March 31, 2006. These properties represented excess land and a building adjacent to two existing branches.

Noninterest Expense

Salaries and Employee Benefits. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	2007 vs 2006	2007	2006	2007 vs 2006
Salaries	$2,588	$2,495	$93	$7,824	$7,620	$204
Payroll taxes	197	194	3	676	662	14
Insurance	168	173	(5)	508	517	(9)
ESOP (1)	—	—	—	—	508	(508)
401(k)	77	72	5	233	94	139
Stock compensation (2)	5	12	(7)	24	54	(30)
Defined benefit plan contribution	210	210	—	630	603	27
Other	42	39	3	121	116	5
Total	$3,287	$3,195	$92	$10,016	$10,174	$(158)

(1)          Employee Stock Ownership Plan

(2)          Includes stock options and Management Recognition and Retention Plan (“MRP”) expense.

The decrease in salaries and employee benefits for the nine months ended September 30, 2007, was due primarily to the decrease in employee stock ownership plan expense, as the plan shares became fully allocated as of March 31, 2006. The Company implemented a 401(k) Plan on June 1, 2006. The 401(k) expense above relates to employer matching of employee 401(k) contributions. Salaries increased in both comparison periods due to normal salary and merit increases.

Real Estate Owned, net. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	2007 vs 2006	2007	2006	2007 vs 2006
Loss provisions	$312	$7	$305	$390	$7	$383
Net loss (gain) on sales	67	39	28	119	(43)	162
Taxes and insurance	69	8	61	161	36	125
Other	95	8	87	156	41	115
Total	$543	$62	$481	$826	$41	$785

Expenses associated with real estate owned have increased due to the increase in real estate owned balances. As discussed in “Asset Quality”, real estate owned is expected to continue to increase in the foreseeable future and real estate owned expenses are expected to increase accordingly.

Advertising and Public Relations. The decrease in this line item in both comparison periods was primarily due to a decrease in direct mail advertising as well as a decrease in expenses associated with branch openings.

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

At September 30, 2007, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At September 30, 2007, the Company had no interests in non-consolidated special purpose entities.

At September 30, 2007, commitments included:

•                  total approved commitments to originate or purchase loans amounting to $3.3 million, including $572,000 of loans committed to sell;

•                  rate lock agreements with customers of $3.8 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $2.1 million;

•                  unadvanced portion of construction loans of $41.7 million;

•                  unused lines of credit of $27.0 million;

•                  outstanding standby letters of credit of approximately $495,000;

•                  total predetermined overdraft protection limits of $13.2 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $339.9 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $3.8 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at September 30, 2007.

Historically, a very small percentage of predetermined overdraft limits have been used. At September 30, 2007, overdrafts of accounts with Bounce ProtectionTM represented usage of 3.2% of the limit. We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank’s primary sources of funds are deposits, borrowings, collections on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. During the first nine months of 2007, the use of FHLB advances decreased due to the Bank’s using funds generated from loan repayments to pay down maturing advances. At September 30, 2007, available borrowing capacity with the FHLB was in excess of $217.0 million.

For the nine months ended September 30, 2007 and 2006, the Company paid dividends of $0.48 and $0.43 per share, respectively. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time with consideration given to the Company’s earnings, capital, and liquidity needs.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits and certificates of deposit. On a longer-term basis, the Bank maintains a strategy of investing in various lending products and investment securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing FHLB of Dallas advances, and to fund loan commitments.

As of September 30, 2007, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2007, the Bank’s tangible, core and risk-based capital ratios amounted to 9.07%, 9.07% and 12.83%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2006. Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s negative gap position and the Bank’s level of nonperforming assets have adversely impacted net income as interest expense during the nine months ended September 30, 2007 increased at a greater pace than the comparable increase in interest income. Correspondingly, the Bank’s net interest margin decreased from 3.34% for the nine months ended September 30, 2006 to 3.09% for the same period in 2007. Based on the level of nonperforming assets and competitive pressures on loan and deposit rates, management anticipates continued pressure on the Bank’s interest rate spread and interest margin for the fourth quarter of 2007.

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

The Company continues to evaluate and resolve post-conversion issues. The Company’s internal audit department began detailed analysis to identify any significant changes in the quality of internal control over financial reporting as a result of the conversion in the latter part of the second quarter. This evaluation will continue into the fourth quarter.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 to July 31, 2007	—	—	—	—
August 1 to August 31, 2007	—	—	—	—
September 1 to September 30, 2007	—	—	—	—

The Company is in its 19th announced repurchase program, which was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006. Total shares approved to be purchased in this program are 245,197 of which 193,571 have been purchased as of September 30, 2007. All treasury stock purchases are made under publicly announced repurchase programs.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	October 31, 2007	By:	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date:	October 31, 2007	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and Chief Accounting Officer