Form 10-K
period 2007-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2008-03-06
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                .

Commission file number  0-28312

First Federal Bancshares of Arkansas, Inc.

(Exact name of registrant as specified in its charter)

Texas	71-0785261
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1401 Highway 62-65 North Harrison, Arkansas	72601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (870) 741-7641

Securities registered pursuant to Section 12(b) of the act:

Common Stock, (par value $.01 per share)	The Nasdaq Stock Market LLC
Title of Class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2007, the aggregate value of the 4,173,814 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 689,475 shares held by directors and officers of the Registrant as a group, was approximately $99.4 million.  This figure is based on the last sales price of $23.82 per share of the Registrant’s Common Stock on June 30, 2007.

Number of shares of Common Stock outstanding as of February 20, 2008:  4,848,385

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14 of this Form 10-K.

First Federal Bancshares of Arkansas, Inc.

Form 10-K

For the Year Ended December 31, 2007

PART I.

Item 1.  Business

First Federal Bancshares of Arkansas, Inc.  First Federal Bancshares of Arkansas, Inc. (the “Company”) is a Texas corporation organized in January 1996 by First Federal Bank (“First Federal” or the “Bank”) for the purpose of becoming a unitary holding company of the Bank.  The significant asset of the Company is the capital stock of the Bank.  The business and management of the Company consists of the business and management of the Bank.  The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time.  Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.  At December 31, 2007, the Company had $792.0 million in total assets, $630.4 million in total deposits and $73.7 million in stockholders’ equity.

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

Employees

The Bank had 279 full-time employees and 50 part-time employees at December 31, 2007 and 2006.   None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

The Bank experiences strong competition for loans principally from savings associations, community banks, commercial banks and mortgage companies.  Banks new to the market, as well as those institutions who are well-established in the market, such as our bank, continue to open branches in their respective branch networks, albeit at a slower pace than in previous years. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

With eighteen offices located in eleven cities and towns in Northwest and Northcentral Arkansas, the Bank is positioned to be a leader in providing financial services. In our combined market area of Washington, Marion, Carroll, Boone, Benton, and Baxter Counties, we had a 5.94% of the deposit market share at June 30, 2007. Of the 38 banks in this market area, we are the third largest in our combined market area. At June 30, 2007, the Bank had the largest deposit market share for the Harrison and Boone County market area, and we are striving to make gains in market share at our other locations with our branching operations.

Lending Activities

General.  At December 31, 2007, the Bank’s portfolio of net loans receivable amounted to $601.3 million or 75.9% of the Company’s total assets.  The Bank has traditionally concentrated its lending activities on loans collateralized by real estate.  Consistent with such approach, $596.2 million or 92.72% of the Bank’s total portfolio of loans receivable (“total loan portfolio”) consisted of loans collateralized by mortgage loans at December 31, 2007.

The table below summarizes the changes in the composition of the loan portfolio between December 31, 2003, which is the earliest year presented in the loan composition table, and December 31, 2007 (dollars in thousands):

	2007 vs 2003		December 31,
	Increase (Decrease)		2007		2003
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
Mortgage loans:
One-to four-family residences	$(39,780)	(13.26)%	$230,005	35.77%	$269,785	49.03%
Home equity and second mortgage	10,278	0.97	34,315	5.34	24,037	4.37
Multifamily residential	7,943	1.04	15,616	2.43	7,673	1.39
Commercial real estate	18,882	0.30	119,681	18.62	100,799	18.32
Land loans	28,087	3.98	42,843	6.66	14,756	2.68
Construction loans	64,392	7.66	153,724	23.90	89,332	16.24
Total mortgage loans	89,802	0.69	596,184	92.72	506,382	92.03

Commercial loans	11,747	1.55	22,713	3.54	10,966	1.99

Consumer loans	(8,799)	(2.24)	24,068	3.74	32,867	5.98

Total (1)	$92,750	0.00%	$642,965	100.00%	$550,215	100.00%

 (1) Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

Since 2003, mortgage loans as a percentage of the loan portfolio is relatively unchanged.  However, the composition of mortgage loans has shifted, with a decrease in one- to four-family residential loans and an increase in land loans and construction loans.  This shift has occurred for several reasons.  The one- to four-family portfolio as a percentage of the total loan portfolio has been gradually declining since 1997, when such loans comprised approximately 83% of the loan portfolio.  This decline can be attributed to a number of factors such as increased competition in the Northwest and Northcentral Arkansas market and the growth of secondary market lending and related securitizations of mortgage loans, which allow qualifying borrowers to obtain a longer term and lower rate than the Bank would be willing to hold in its portfolio for interest rate risk  and other reasons.  Further, we believe the borrowers who did not qualify for the secondary market who might otherwise have obtained loans from us which we would have held in portfolio were likely able to obtain option ARMs, teaser rates, or other alternative financing products at other institutions who were willing to take the risks that these loans present.  Our Bank does not and has not originated these types of loans. The Bank is still actively seeking quality one- to four-family residential loans for portfolio and plans to continue to originate these loans as prudent opportunities arise.  However, based on economic conditions nationally and the changes in the market brought on by competition and the secondary market, we do not anticipate these loans to grow significantly as a percentage of the loan portfolio in the future.  During the 2001 and 2002 timeframe, opportunities began to arise in the Northwest Arkansas market for construction, land, and commercial real estate loans and these loans as a percentage of our total loan portfolio began to grow significantly.  These types of lending are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effect of general economic conditions on the successful operation of the related business and/or income-producing properties.  The Bank has attempted to reduce such risk by evaluating the credit history and past performance of the borrower, the quality of the borrower’s management, the debt service ratio, the quality and characteristics of the income stream generated by the business or the property and appraisals supporting the property’s valuation as applicable.  However, these types of loans have largely been the reason for the Bank’s significant increase in nonaccrual loans between 2005 and 2007.  See “Asset Quality.”

Loan Composition.  The following table sets forth certain data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Mortgage loans:
One-to four-family residences	$230,005	35.77%	$257,867	35.05%	$280,900	35.53%	$292,228	41.79%	$269,785	49.03%
Home equity and second mortgage	34,315	5.34	35,192	4.78	29,210	3.69	27,059	3.87	24,037	4.37
Multifamily residential	15,616	2.43	12,203	1.66	12,900	1.63	9,454	1.35	7,673	1.39
Commercial real estate	119,681	18.62	134,647	18.30	131,181	16.59	126,151	18.04	100,799	18.32
Land loans	42,843	6.66	47,590	6.48	47,585	6.02	39,036	5.58	14,756	2.68
Total permanent loans	442,460	68.82	487,499	66.27	501,776	63.46	493,928	70.63	417,050	75.79
Construction loans
One- to four-family residences	20,815	3.23	32,146	4.37	51,579	6.52	29,006	4.15	23,825	4.33
Speculative one- to four-family residences	40,893	6.35	80,311	10.92	104,001	13.16	82,709	11.83	38,207	6.94
Multifamily residential	18,632	2.90	14,120	1.92	20,919	2.65	21,938	3.14	15,121	2.75
Commercial real estate	31,239	4.86	21,896	2.98	22,331	2.83	11,436	1.64	12,179	2.22
Land development	42,145	6.56	47,439	6.45	40,232	5.09	14,022	2.01	—	—
Total construction loans	153,724	23.90	195,912	26.64	239,062	30.25	159,111	22.77	89,332	16.24
Total mortgage loans	596,184	92.72	683,411	92.91	740,838	93.71	653,039	93.40	506,382	92.03

Commercial loans	22,713	3.54	26,281	3.57	20,835	2.64	16,380	2.34	10,966	1.99

Consumer loans:
Automobile	9,531	1.48	12,086	1.64	15,748	1.99	19,101	2.73	22,087	4.01
Other consumer	14,537	2.26	13,815	1.88	13,149	1.66	10,685	1.53	10,780	1.97
Total consumer loans	24,068	3.74	25,901	3.52	28,897	3.65	29,786	4.26	32,867	5.98

Total loans receivable	642,965	100.00%	735,593	100.00%	790,570	100.00%	699,205	100.00%	550,215	100.00%

Less:
Undisbursed loan funds	(36,868)		(40,069)		(69,086)		(62,661)		(35,181)
Unearned discounts and net deferred loan costs (fees)	321		143		(156)		(481)		(657)
Allowance for losses	(5,162)		(2,572)		(2,114)		(1,846)		(1,621)
Total loans receivable, net	$601,256		$693,095		$719,214		$634,217		$512,756

Loan Maturity and Interest Rates.  The following table sets forth certain information at December 31, 2007, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Year Through Five Years	After Five Years	Total
	(In Thousands)
Mortgage loans:
One- to four-family residential	$7,140	$17,981	$204,884	$230,005
Home equity and second mortgage	18,518	13,454	2,343	34,315
Multifamily residential	1,472	11,544	2,600	15,616
Commercial real estate	38,208	68,299	13,174	119,681
Land loans	31,334	10,229	1,280	42,843
Construction	124,178	29,546	—	153,724
Commercial loans	15,761	6,117	835	22,713
Consumer loans	7,834	14,709	1,525	24,068
Total (1)	$244,445	$171,879	$226,641	$642,965

(1)     Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

The following table sets forth the dollar amount of the Bank’s loans at December 31, 2007, due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Mortgage loans:
One- to four-family residential	$48,301	$174,564	$222,865
Home equity and second mortgage	9,642	6,155	15,797
Multifamily residential	13,124	1,020	14,144
Commercial real estate	73,400	8,073	81,473
Land loans	10,223	1,286	11,509
Construction	15,462	14,084	29,546
Commercial loans	6,591	361	6,952
Consumer loans	14,496	1,738	16,234
Total	$191,239	$207,281	$398,520

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

Origination, Purchase and Sale of Loans.  The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and policies established by the Bank’s board of directors and management.  Loan originations are obtained from a variety of sources, including realtor referrals, walk-in customers to the Bank’s branch locations, solicitation by loan officers, radio, television and newspaper advertising, and to a lesser extent, through the Bank’s Internet website.  The Bank continually emphasizes its community ties and its practice of quick and efficient underwriting and loan approval processes, made possible in part through the use of automated underwriting software.  The Bank believes it provides exceptional personalized service to its customers.  The Bank requires hazard insurance, title insurance, and, to the extent applicable, flood insurance on all secured real property.

Applications are initially received by loan officers or from the Bank’s secure website.   Applications received over the Bank’s website are forwarded to loan officers.  All loans exceeding an individual officer’s approval authority are subject to review by members of the appropriate loan committee. The Bank has three loan committees (Senior Loan Committee, Executive Loan Committee, and Director Loan Committee) that review and make a decision based upon type, size, and classification.

During 2007, the Bank purchased participations in four commercial construction loans with a total commitment amount of $18.7 million as well as a $1.6 million participation in a commercial loan.  During 2006, the Bank purchased a commercial construction loan with a commitment amount of $100,000.  During 2005, the Bank purchased a $397,000 participation in a commercial real estate loan.

To minimize interest rate risk, fixed rate loans with terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market.  The rights to service such loans are typically sold with the loans. This allows the Bank to provide its customers competitive long-term fixed rate mortgage products, which are very popular financing products for homebuyers in today’s market, while not exposing the Bank to undue interest rate risk.  These loans are originated subject to Fannie Mae, Freddie Mac and the specific investor’s underwriting guidelines and are typically underwritten and validated by a third party prior to loan closing.  The Secondary Market Department of the Bank typically locks and confirms the purchase price of the loan on the day of the loan application, which protects the Bank from market price movements and ensures that the Bank will receive a fair and reasonable price on the sale of the respective loan.  Due to the loans being underwritten by a third party, the underwriter substantially assumes the repurchase risk associated with these loans. The Bank believes it has minimal risk of repurchase of these loans based upon the contracts with the specific investors.  This risk typically involves potential early prepayments of the mortgage or an early default of a loan.  In 2007, 2006, and 2005, the Bank’s secondary market loan sales amounted to $58.1 million,  $69.4 million, and $55.4 million, respectively.  The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans on the secondary market, the Bank periodically sells larger commercial loans or participations in such loans in order to comply with the Bank’s loans to one borrower limit or for credit concentration purposes.  In such situations the loans are typically sold with servicing retained.  During the years ended December 31, 2007, 2006, and 2005, such loans sold amounted to approximately $7.2 million, $3.4 million, and $1.8 million, respectively.  At December 31, 2007, 2006, and 2005, the balances of loans sold with servicing retained were approximately $27.8 million, $22.2 million, and $19.6 million, respectively.   Loan servicing fee income for the years ended December 31, 2007, 2006, and 2005, was approximately $110,000, $121,000, and $100,000, respectively.

The following table shows the Bank’s originations, sales, purchases, and repayments of loans during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)

Loans receivable at beginning of period	$735,593	$790,570	$699,205
Loan originations:
Mortgage loans:
One- to four-family residential	86,814	119,859	121,270
Home equity and second mortgage loans	20,914	46,258	41,661
Multifamily residential	6,427	3,034	6,341
Commercial real estate	18,356	46,370	61,248
Land loans	5,880	8,583	7,867
Construction	39,016	93,557	195,784
Commercial loans	12,395	21,861	29,862
Consumer:
Automobile	5,916	7,678	9,537
Other	13,347	13,008	11,710
Total loan originations	209,065	360,208	485,280
Loan purchases	20,365	100	397
Repayments	(242,230)	(336,927)	(336,427)
Loan sales	(65,287)	(72,857)	(57,150)
Transfers to real estate owned	(13,037)	(6,284)	(1,002)
Other	(1,504)	783	267
Net loan activity	(92,628)	(54,977)	91,365
Loans receivable at end of period (1)	$642,965	$735,593	$790,570

(1)     Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

Loans to One Borrower.  A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  At December 31, 2007, the Bank’s limit on loans to one borrower was approximately $11.3 million.  At December 31, 2007, the Bank’s largest loan or group of loans to one borrower, including persons or entities related to the borrower, amounted to $10.9 million, including undisbursed loan funds.  The Bank’s ten largest loans or groups of loans to one borrower, including persons or entities related to the borrower, including unfunded commitments, totaled $92.6 million at December 31, 2007.  None of these loans were 90 days or more past due at December 31, 2007.

One- to Four-Family Residential Real Estate Loans.  At December 31, 2007, $230.0 million or 35.8% of the Bank’s total loan portfolio consisted of one- to four-family residential real estate loans.   Of the $230.0 million of such loans at December 31, 2007, $175.4 million or 76.2% had adjustable rates of interest (including $37.9 million of seven-year adjustable rate loans) and $54.6 million or 23.8% had fixed rates of interest.

The Bank currently originates both fixed rate and adjustable rate one- to four-family residential mortgage loans.  The Bank’s fixed rate loans to be held in portfolio are typically originated with maximum terms of fifteen years and are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term.  The Bank does offer fixed rate loans with terms exceeding fifteen years and such loans are typically sold in the secondary market.  The Bank’s one- to four-family loans are typically originated under terms, conditions and documentation that permit them to be sold to U.S. Government-sponsored agencies such as Fannie Mae or Freddie Mac. However, as stated above, such loans with terms of less than fifteen years are generally originated for portfolio while substantially all of such loans with terms of fifteen years or longer are sold in the secondary market.  The Bank’s fixed rate loans typically include “due on sale” clauses.

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

The Bank’s residential mortgage loans generally do not exceed 80% of the appraised value of the secured property. However, pursuant to the underwriting guidelines adopted by the board of directors, the Bank may lend up to 100% of the appraised value of the property securing a one- to four-family residential loan with private mortgage insurance to protect the portion of the loan that exceeds 80% of the appraised value.  The Bank may, on occasion, extend a loan up to 90% of the appraised value of the secured property without private mortgage insurance coverage.  However, these exceptions are minimal and are only approved on loans with exceptional credit scores, sizeable asset reserves, or other compensating factors.  At December 31, 2007, the Bank had $6.8 million of nonaccrual one- to four-family residential loans.  See “Asset Quality.”

Home Equity and Second Mortgage Loans.   At December 31, 2007, $34.3 million or 5.3% of the Bank’s total loan portfolio consisted of home equity and second mortgage loans.  At December 31, 2007, the unused portion of home equity lines of credit was $12.5 million.  At December 31, 2007, the Bank had nonaccrual home equity and second mortgage loans totaling $1.2 million.  The increase in nonaccrual home equity and second mortgage loans relates primarily to borrowers in the construction industry.  See “Asset Quality.”

The Bank’s home equity and second mortgage loans are fixed rate loans with fully amortized terms of up to fifteen years, variable rate interest-only loans with terms up to three years, or home equity lines of credit.  The variable rate loans are typically tied to Wall Street Journal Prime, plus a margin commensurate with the risk as determined by the borrower’s credit score.  Longer-term amortizing loans typically have a balloon feature in five, seven, or ten years.  The home equity lines of credit are typically either fixed rate for a term of no longer than one year or variable rate with terms typically up to three years.  The Bank generally limits the total loan-to-value on these mortgages to 90% of the value of the secured property.

Multifamily Residential Real Estate Loans.  The Bank offers mortgage loans for the acquisition and refinancing of multifamily residential properties.  At December 31, 2007, $15.6 million or 2.4% of the Bank’s total loan portfolio consisted of loans collateralized by existing multifamily residential real estate properties.

The Bank currently originates both fixed rate and adjustable rate multifamily loans.  Fixed rate loans are generally originated with amortization periods not to exceed 30 years, and typically have balloon periods of three, five or seven years.  Adjustable rate loans are typically amortized over terms up to 30 years, with interest rate adjustments every three to seven years.  Loan-to-value ratios on the Bank’s multifamily real estate loans are currently limited to 80%.  It is also the Bank’s general policy to obtain corporate or personal guarantees, as applicable, on its multifamily residential real estate loans from the principals of the borrower.

Multifamily real estate lending entails significant additional risks as compared with one- to four-family residential property lending.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multifamily real estate as well as regional and economic conditions generally.  At December 31, 2007, the Bank did not have any nonaccrual multifamily real estate loans.  See “Asset Quality.”

Commercial Real Estate Loans.  The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties.  At December 31, 2007, $119.7 million or 18.6% of the Bank’s total loan portfolio consisted of loans collateralized by existing commercial real estate properties.

Many of the Bank’s commercial real estate loans are collateralized by properties such as office buildings, convenience stores, service stations, mini-storage facilities, motels, churches, small shopping malls, and strip centers.  The Bank  underwrites commercial real estate loans specifically in relation to the type of property being collateralized.  Cash flows and occupancy rates are primary considerations when underwriting loans collateralized by office buildings, mini-storage facilities and motels.  Loans with borrowers that are corporations, limited liability companies, trusts, or other such legal entities are also typically personally guaranteed by the principals of the respective entity.  The financial strength of the individuals who are personally guaranteeing the loan is also a primary underwriting factor.

The Bank’s policy requires real estate appraisals of all properties securing commercial real estate loans by licensed real estate appraisers pursuant to state licensing requirements.  The Bank considers the quality and location of the real estate, the creditworthiness of the borrower, the cash flow of the project, and the quality of management involved with the property.  The Bank’s commercial real estate loans are generally originated with amortization periods not to exceed 25 years and typically have three-, five-, or seven-year balloon terms.  As part of the criteria for underwriting multifamily and commercial real estate loans, the Bank generally estimates a cash flow analysis that includes a vacancy rate projection, expenses for taxes, insurance, maintenance and repair reserves as well as debt coverage ratios.  This information is also estimated and included in commercial real estate appraisals.

Commercial real estate lending entails additional risks as compared to the Bank’s one- to four-family residential property loans. Commercial real estate loans generally involve larger loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate, as well as regional and economic conditions generally.  Within the last several years, reports have ranked the Northwest Arkansas as one of the top performing economic areas in the country.   During these periods of economic expansion the Bank focused on commercial real estate activities within the market in order to take advantage of growth. More recently, this economic expansion resulted in a severe oversupply of residential lots, and to a lesser degree residential housing.    The region is currently in a correction mode but is still an economically viable area for the future, in the Bank’s opinion.  This region is the home of the world’s largest retailer, Wal-Mart; as well as the nation’s largest meat company, Tyson Foods; the trucking firm J. B. Hunt; and the University of Arkansas.   Population growth, job growth and low unemployment rates in this region add additional support to the Bank’s lending in the area.  At December 31, 2007, the Bank had $6.2 million of nonaccrual commercial real estate loans. See “Asset Quality.”

Land loans.  Land loans include loans for the acquisition or refinancing of land for consumer or commercial purposes.  This segment of the portfolio totaled $42.8 million, or 6.7% of the Bank’s total loan portfolio, as of December 31, 2007, and was comprised of $13.3 million of developed residential lots, $9.2 million of land acquired for future development, $7.0 million of developed commercial land, and $13.3 million of other improved and unimproved land.  The Bank has experienced an aggregate increase in this loan portfolio since 2003, primarily due to opportunities resulting from the growth and development of the Benton and Washington county areas.  Generally, these loans are collateralized by properties in the Bank’s market areas.  At December 31, 2007, the Bank had nonaccrual land loans totaling $1.3 million.  See “Asset Quality.”

Land Development Loans.  The Bank has also offered loans for the acquisition and development of land into residential subdivisions. At December 31, 2007, $42.1 million or 6.6% of the Bank’s total loan portfolio consisted of land development loans.  However, no new land development loans have been originated since the fourth quarter of 2006 due to local real estate market conditions.  This segment of the market in Northwest Arkansas has been heavily impacted by the housing market slowdown.  According to market data estimates, as of the end of the third quarter of 2007, it would take 72 months and 54 months to absorb lots currently in the pipeline in Benton County and Washington County, respectively.   As a result of slowing lot sales, borrowers have been unable to rely on lot sales to repay their loans and have had to rely on secondary sources of repayment.  For the most part, borrowers have been able to pay the interest due at maturity and the Bank has extended the loan maturity upon payment of interest.  As long as these borrowers are willing to work with the Bank on a plan to repay their loans, the Bank intends to attempt to accommodate borrowers’ workout plans.  So far, except for the nonaccrual land development loans described in “Asset Quality”, the borrowers in our land development portfolio have demonstrated a willingness to work with the Bank.  However, given the current market conditions, it is possible at any time for any one of these borrowers to default on their loans.  At December 31, 2007, the Bank had nonaccrual land development loans totaling $11.4 million representing three subdivisions in the Benton and Washington county area.  See “Asset Quality.”

Some of the larger loans in the land development portfolio are described in more detail below.  None of these loans was adversely classified at December 31, 2007.  The table represents accruing land development loans over $1 million as of December 31, 2007 (dollars in thousands).  These loans represent approximately 90% of the accruing land development loans based on commitment amount.

Origination Date	Maturity Date	Commitment Amount	Funded Amount	Accrued Interest	Number of Lots	Status	County
01/03/2006	01/03/2008	$6,720	$6,519	$498	208	(1)	Washington
06/06/2005	06/06/2008	5,570	5,570	270	137	Complete	Benton
06/03/2005	06/03/2008	4,860	2,185	111	80	(2)	Washington
12/28/2006	12/28/2008	3,413	3,238	229	124	(3)	Washington
08/05/2005	08/05/2008	2,617	2,617	97	43	Complete	Washington
04/10/2006	04/10/2008	2,216	644	41	76	(4)	Washington
08/05/2005	08/05/2008	2,102	2,102	76	48	Complete	Benton

(1)    This loan represents two phases of a 208-lot subdivision containing 116 lots nearing completion in phase one and 92 lots in phase two.  The principals are attempting to obtain financing to fund the interest payment. The lots in this subdivision were pre-sold to an investor who is now attempting to withdraw from the contract.

(2)    The development of lots is currently on hold.  The balance primarily represents land acquisition and engineering costs.

(3)    This subdivision is not complete.  Completion money for the project is held in escrow pending clearing of liens, which the borrower is trying to settle.  Interest was paid after December 31, 2007, $174,000 of which was funded from the loan and $53,000 paid in cash.

(4)    This subdivision is on hold and the borrower has informed the Bank of their intention to move the loan to another financial institution for a better rate.

Construction Loans.  The Bank originates one- to four-family residential, multifamily, and commercial real estate construction loans.  However, the Bank’s primary emphasis has been residential construction lending.  The Bank’s construction lending activities are typically limited to the Bank’s primary market areas.  At December 31, 2007, construction loans, including land development loans, amounted to $153.7 million or 23.9% of the Bank’s total loan portfolio.  As discussed previously, our market areas of Benton and Washington counties have experienced tremendous growth over the past several years and provided the Bank with increased lending opportunities, which can be demonstrated by the significant growth in construction lending over the past five to seven years.  However, beginning in late 2005, the Bank began to note an oversupply of homes and lots in the Northwest Arkansas market and limited its construction loan origination activity accordingly.  Construction loan originations dropped from $195.8 million in 2005 to $93.6 million in 2006 and $39.0 million in 2007.  Our speculative single-family portfolio peaked during the year ended December 31, 2005, and by December 31, 2007, had dropped to a level comparable to December 31, 2003.

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

The Bank originates construction loans to individual homeowners and local builders and developers for the purpose of constructing one- to four-family residences.  The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any non-speculative construction loan.  Interest on construction/permanent loans is due upon completion of the construction phase of the loan.  At such time, the loan will convert to a permanent loan at the interest rate established at the initial closing of the construction/permanent loan.

The Bank makes construction loans to local builders for the purpose of construction of speculative (or unsold) residential properties, and for the construction of pre-sold one- to four-family homes.  These loans are subject to credit review, analysis of personal and, if applicable, corporate financial statements, and an appraisal of the property to be constructed. The Bank also reviews and inspects the project prior to the disbursement of funds (draws) during the construction term.  Loan proceeds are disbursed after a satisfactory inspection of the project has been made based upon percentage of completion.  Interest on these construction loans is due upon maturity.  The Bank may extend the term of a construction loan upon payment of interest accrued if the property has not been sold by the maturity date.  During 2006 the Bank began to experience an increase in the incidence of builders who were unable to pay their interest at maturity due to a softening of the housing market in Northwest Arkansas.  Market data indicates an overall decrease in the number of home sales in Benton and Washington counties in 2007 compared to 2006.

Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential loans.  This is due, in part, to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders.  In addition, construction loans to a builder for construction of homes that are not pre-sold possess a greater potential risk to the Bank than construction loans to individuals on their personal residences or on houses that are pre-sold prior to the inception of the loan.  The Bank analyzes each borrower involved in speculative building and limits the principal amount and number of unsold speculative homes at any one time with such borrower.  At December 31, 2007, the Bank’s portfolio of speculative single-family loans consisted of 195 loans with an average balance of approximately $210,000.  Thirty-five percent of the Bank’s $40.9 million in speculative single-family loans was concentrated with five borrowers who had 76 loans totaling $14.3 million.  None of the top five borrowers’ loans was adversely classified or on nonaccrual status at December 31, 2007.  At December 31, 2007, the Bank had nonaccrual speculative one- to four-family construction loans totaling $4.9 million.  See “Asset Quality.”

Commercial Loans.  The Bank also offers commercial loans, which primarily consist of equipment and inventory loans that are typically cross-collateralized by commercial real estate.  At December 31, 2007, such loans amounted to $22.7 million or 3.5% of the total loan portfolio.  At December 31, 2007, the Bank had nonaccrual commercial loans totaling $1.2 million.  See “Asset Quality.”

The Bank’s commercial loans are typically originated with fixed interest rates and call provisions between one and five years.  These loans are typically based on a maximum fifteen-year amortization schedule.  The Bank also originates interest-only commercial loans and variable rate commercial loans.  The Bank’s commercial loans do not provide for negative amortization.

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers while increasing the yield on its overall loan portfolio and decreasing its interest rate risk due to the relatively shorter-term nature of consumer loans. The consumer loans offered by the Bank primarily include automobile loans, deposit account secured loans, and unsecured loans.  Consumer loans amounted to $24.1 million or 3.7% of the total loan portfolio at December 31, 2007, of which $9.5 million and $14.6 million consisted of automobile loans and other consumer loans, respectively.  The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community-oriented financial institution.

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

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At December 31, 2007, the Bank had $268,000 of nonaccrual consumer loans.  See “Asset Quality.”

Asset Quality

Generally, when a borrower fails to make a loan payment before the expiration of the loan’s assigned grace period, a late charge is assessed and a late charge notice is mailed. Collection personnel review all delinquent accounts and attempt to cure the delinquency by contacting the borrower.  The Bank’s policies and procedures provide for frequent contact with borrower until the delinquency is cured or until an acceptable repayment plan has been agreed upon.  Contact, by phone and mail, with delinquent borrowers begins immediately after the expiration of the loan’s assigned grace days.  The Bank’s collectors also have weekly phone conferences with loan officers to review the respective officer’s delinquent lists. Generally, when a consumer loan is 60 days past due and the borrower has not indicated a willingness to work with the bank to bring the account current within a reasonable period of time, the collector will mail a letter giving the borrower 10 days to bring the account current or make acceptable arrangements.  If they fail to cure the default, the collateral will be repossessed.  We attempt to work with troubled borrowers to return their loans to performing status where possible.  The decision on when to proceed with foreclosure action is made on a case-by-case basis.  The Bank recognizes that this will cause the delinquency rate on the mortgage portfolio to be elevated for an extended period of time.

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income.  The Bank generally does not accrue interest on loans past due 90 days or more.  Loans may be reinstated to accrual status when payments are made to bring the loan less than 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected.  The Bank may continue to accrue interest on certain loans that are 90 days past due or more if such loans are in the process of collection and collection is reasonably assured.

Real estate properties acquired through foreclosure are initially recorded at fair value less estimated selling costs.   Fair value is typically determined based on the lower of appraised value or the anticipated listing price of the property. Valuations of real estate owned are performed at least quarterly.  Real estate is carried at the lower of carrying amount or fair value less cost to sell.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2007 and 2006, in dollar amounts and as a percentage of the Bank’s total loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.  The increase in delinquent loans between 2006 and 2007 was primarily due to an increase in loans over 90 days past due.  This increase was primarily in the categories of one- to four-family residential, commercial real estate, and construction loans.  Such increases are described in more detail under the nonperforming assets table that follows.

	Loans Delinquent at December 31, 2007
	30-59 Days	60-89 Days	Over 90 Days	Total
One- to four-family residential	$6,114	$1,351	$5,138	$12,603
Home equity and second mortgage	299	331	1,376	2,006
Commercial real estate	4,887	1,938	6,993	13,818
Land	189	40	1,027	1,256
Construction	753	1,683	13,389	15,825
Commercial	229	366	799	1,394
Consumer	321	145	169	635
Total	$12,792	$5,854	$28,891	$47,537
Percentage of total loans	1.99%	0.91%	4.49%	7.39%

	Loans Delinquent at December 31, 2006
	30-59 Days	60-89 Days	Over 90 Days	Total
One- to four-family residential	$3,480	$1,062	$2,305	$6,847
Home equity and second mortgage	173	210	724	1,107
Commercial real estate	2,221	301	20	2,542
Land	258	168	825	1,251
Construction	2,351	1,666	9,853	13,870
Commercial	251	113	721	1,085
Consumer	351	54	199	604
Total	$9,085	$3,574	$14,647	$27,306
Percentage of total loans	1.24%	0.49%	1.99%	3.71%

Interest income that would have been recorded under the original terms of the Bank’s nonaccruing loans for the year ended December 31, 2007, amounted to $2.6 million, and the interest recognized during this period amounted to $458,000.

The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$6,800	$3,689	$2,630	$2,619	$1,537
Home equity and second mortgage	1,194	994	269	406	341
Multifamily residential	—	—	—	—	—
Commercial real estate	6,160	738	707	—	99
Land	1,311	1,372	—	—	—
Speculative one- to four-family construction	4,934	5,417	1,177	634	—
Land development	11,428	5,324	—	—	—
Commercial	1,234	1,268	236	186	131
Consumer	268	213	287	317	223
Total nonaccrual loans	33,329	19,015	5,306	4,162	2,331

Accruing loans 90 days or more past due	2,412	668	1,600	—	—
Restructured loans	—	—	6,264	3,790	1,352
Real estate owned	8,120	3,858	892	563	822

Total nonperforming assets	$43,861	$23,541	$14,062	$8,515	$4,505

Total nonaccrual, accruing loans 90 days
or more past due and restructured loans
as a percentage of total loans receivable	5.56%	2.68%	1.67%	1.14%	0.67%

Total nonperforming assets as a percentage
of total assets	5.54%	2.76%	1.65%	1.13%	0.65%

The increase in nonaccrual loans from December 31, 2006 to December 31, 2007 is primarily related to increases of $6.1 million in nonaccrual land development loans, $5.4 million in nonaccrual commercial real estate loans and $3.1 million in nonaccrual one- to four-family residential loans, offset by a decrease of $483,000 in nonaccrual speculative one- to four-family construction loans.  The Northwest Arkansas market continues to experience an oversupply of lots and speculative homes. Certain of the Bank’s homebuilders and developers are experiencing extended marketing times for the sale of their homes and lots which has resulted in inadequate cash flow to service the interest carry on their loans.  Further, we have begun to see developers experiencing longer marketing times for lots as well as lower lot prices than projected at the time the projects were begun.  Developers who were dependent on the sale of lots to pay the interest due on their loans have also been unable to service the interest carry on their loans. The specific loan loss allowance related to loans to builders and developers was approximately $2.6 million, or 90% of total specific loan loss allowances, at December 31, 2007.

The level of nonaccrual speculative construction loans, land development loans and commercial real estate loans is attributable primarily to six loan relationships totaling $19.5 million, or 58% of nonaccrual loans.  Approximately $11.2 million of these loans are new to nonaccrual in 2007.  These relationships are described in more detail in the paragraphs that follow.

The first relationship totaled $5.9 million at December 31, 2007, and is comprised of two subdivision loans totaling $5.4 million and the borrower’s primary residence totaling approximately $520,000.  Foreclosure proceedings have begun on the subdivision and the borrower has filed for bankruptcy protection.  The subdivision loans represent two phases of the same subdivision located in Lowell, Arkansas, one of which is complete and the other is approximately 10% complete.  At December 31, 2006, we estimated no loss on the subdivision based on estimated sales prices of the lots and the estimated costs to complete the incomplete phase of the subdivision.  Since that time, market conditions have deteriorated and a subdivision across the street from this subdivision has gone into default.  We are aware that the financial institution that obtained those lots liquidated them in bulk at a substantial discount, which had an adverse effect on the value of the lots in this subdivision.  As a result, we obtained new appraisals on both phases of the subdivision which used discounted cash flow analysis for the complete phase, given the extended selling period that would be necessary under current market conditions, and a land only valuation on the incomplete phase given the decreasing likelihood that these lots would be developed.  The new appraisals resulted in a specific loan loss allowance totaling $1.4 million on this subdivision recorded in the first quarter of 2007.  These subdivision loans are also the subject of litigation alleging fraud and negligence, among other complaints, that the Bank has filed against various parties to the loan.  The Bank may be able to recover some of its loss through this litigation, although at this time the Bank cannot give any assurances as to the amount of a recovery, if any.  Due to the nature of these loans, the uncertain nature of the legal process, and the possibility of continued adverse changes in market conditions, we may incur losses in the future in excess of the amount estimated as of December 31, 2007.

The second relationship totaled $2.2 million at December 31, 2007, and is comprised of a subdivision located in Cave Springs, Arkansas.  The subdivision is 100% complete.  The Bank obtained an updated valuation on the subdivision using discounted cash flow analysis.  Due to the market conditions and the oversupply of lots in Northwest Arkansas, the valuation indicated lower lot prices and an extended marketing time over that in the original appraisal obtained when the loan was originated.  Based on the estimated fair value of the collateral, a specific loan loss allowance totaling $885,000 was recorded during the third quarter of 2007.  Based on the nature of this loan and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the amount estimated as of December 31, 2007.

The third relationship totaled $2.4 million at December 31, 2007, and is comprised of $840,000 of speculative single-family construction loans on two properties, a $560,000 single-family construction loan, approximately $395,000 of land and lot loans, approximately $280,000 of commercial loans and the borrower’s primary residence totaling $360,000.  All of the real estate loans are in foreclosure.  The commercial loans consist of a fully reserved unsecured loan of approximately $75,000, and junior liens on the lots and speculative homes totaling approximately $205,000, with an estimated loss allowance of $90,000.  Additionally, there is an approximate $15,000 loss allowance on the land and lot loans.  Based on factors such as the complexity of this relationship, the difficulty in estimating completion costs, and potential adverse changes in market conditions, we may incur losses in the future in excess of the amount estimated at December 31, 2007.

The fourth relationship totaled $2.8 million, $2.2 million of which was on nonaccrual status at December 31, 2007. The loans in this relationship became over 90 days past due during the third quarter of 2007.  Based on the borrower’s workout plans, these loans were maintained on accrual status at that time.  However, due to passage of time with no progress on the workout plan, we placed certain of the loans on nonaccrual status during the fourth quarter of 2007.  We are still hopeful the liquidation plans will work out and expect to be paid in full for all principal and interest due if the workout plan is successful.  The nonaccrual loans consist of a commercial loan secured by commercial real estate, franchise rights, inventory and equipment and an unsecured loan.  The borrower’s residence was kept on accrual status due to the existence of large junior liens behind the Bank’s first lien.  However, since that time we have learned that it is likely the junior lien holders will not buy the Bank’s note.  The total loan-to-value ratio, including accrued interest and late charges due, is approximately 81% using the most recent appraisal.  As of December 31, 2007, a $21,000 specific reserve was recorded, for this relationship, which represents the balance of the unsecured loan.

The fifth relationship totaled $2.1 million and represents a single commercial real estate loan secured by a convenience store, car wash, and retail space.  This loan became over 90 days past due during the third quarter of 2007.  Based on our expectation that the guarantors would cooperate with us on a workout plan and our assessment of their financial strength, these loans were maintained on accrual status at that time.  However, due to passage of time with no progress on a workout plan, we placed this loan on nonaccrual status during the fourth quarter of 2007.  In the event of a foreclosure and a possible deficiency judgment, we believe sufficient net worth exists among the guarantors to satisfy their obligation.  As of December 31, 2007, based on the then current estimated fair value of the collateral, the Bank estimates it will incur no loss.

The sixth relationship totaled $4.7 million at December 31, 2007, and is comprised primarily of $3.8 million in land development loans for a 110 lot subdivision in Springdale, Arkansas, as well as 7 loans totaling approximately $935,000 for a speculative single-family residence, a pre-sold custom home, a single family residence, a rental property, and land. This borrower has filed for bankruptcy protection. We have estimated losses of $10,000 at December 31, 2007. However, based on factors such as the potential adverse changes in market conditions, we may incur losses greater than that amount.

Accruing loans 90 days or more past due at December 31, 2007, primarily consisted of loans whose past due interest was paid after December 31, 2007.

The increase in real estate owned was primarily due to foreclosures on properties related to three borrowers.  The first borrower had properties totaling $3.0 million, which was comprised of $1.3 million in single-family rental properties and $1.7 million in speculative single-family homes under construction.  The speculative homes are in various stages of completion ranging from approximately 85% to 100%.  Of the $3.0 million added, $1.6 million was sold prior to December 31, 2007.  The second borrower had properties totaling $2.2 million comprised of 18 speculative single-family construction loans.  The homes are complete and the Bank is actively selling these properties.  Of the $2.2 million added, approximately $600,000 was sold prior to December 31, 2007.  The third borrower had loans totaling $1.1 million comprised of three speculative single-family construction loans in various stages of completion ranging from approximately 85% to 100%.  Construction costs on the real estate owned are added to the real estate balance to the extent that the resulting balance does not exceed the estimated fair value of the property less estimated selling costs.  Since December 31, 2006, approximately $12.6 million was added to real estate owned, $6.0 million was sold, and $2.6 million was transferred to office properties and equipment for a future branch location.  The property transferred is a shopping center in Lowell, Arkansas.  The Bank plans to occupy approximately 25% of the space and lease the rest to tenants.   As discussed above, certain nonaccrual loans are in various stages of the foreclosure process at December 31, 2007.  To the extent that these loans are foreclosed and ownership transferred to the Bank, real estate owned and associated expenses could continue to increase in the future.

The Bank is diligently working to dispose of its REO and has dedicated an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, the Streetsmart report, and our own market evaluations to make pricing and selling decisions.   The Bank’s Chief Lending Officer, loan officer, credit manager, special assets officer, and team members in the collections department all work together in this endeavor.   The Bank’s goal is to liquidate these properties as soon as possible without incurring extraordinary losses due to quick sale pricing.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At December 31, 2007, the Bank had $41.4 million of classified assets, $38.5 million of which were classified as substandard and $2.9 million of which were classified as loss, consisting of $33.3 million of nonaccrual loans and $8.1 million of real estate owned.  In addition, at such date, the Bank had $8.4 million of assets designated as special mention. Special mention assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Multifamily residential, commercial real estate, land and land development, and commercial loans that are delinquent or where the borrower’s total loan relationship exceeds $1 million are evaluated on a loan-by-loan basis at least annually.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.  Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Bank considers the characteristics of (1) one- to four-family residential mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type, valuing these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, and economic conditions in the primary market areas.

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding market conditions and their impact on the loan portfolio.  In the event the national or local economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold in the event that the Bank has to foreclose or repossess the collateral.

Although we consider the allowance for loan losses of approximately $5.2 million adequate to cover losses inherent in our loan portfolio at December 31, 2007, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Total loans outstanding at end of period	$642,965	$735,593	$790,570	$699,205	$550,215
Average loans outstanding	$649,062	$726,642	$687,373	$573,520	$492,492
Allowance at beginning of period	$2,572	$2,114	$1,846	$1,621	$1,529
Charge-offs:
One- to four-family residential	(75)	(25)	(74)	(152)	(73)
Home equity and second mortgage	(175)	(2)	(49)	(3)	(11)
Multifamily residential	—	—	—	—	—
Commercial real estate	(18)	—	—	(71)	—
Land	(20)	—	—	—	—
Cnstruction	(401)	(239)	(77)	—	—
Commercial	(132)	(234)	(41)	(184)	(109)
Consumer (1)	(798)	(695)	(715)	(488)	(485)
Total charge-offs	(1,619)	(1,195)	(956)	(898)	(678)
Recoveries:
One- to four-family residential	5	—	—	2	1
Home equity and second mortgage	—	—	2	—	—
Multifamily residential	—	—	—	—	—
Commercial real estate	—	—	1	2	—
Land	—	—	—	—	—
Construction	5	7	—	—	—
Commercial	—	—	—	—	—
Consumer (1)	171	164	120	99	79
Total recoveries	181	171	123	103	80
Net charge-offs	(1,438)	(1,024)	(833)	(795)	(598)
Total provisions for losses	4,028	1,482	1,101	1,020	690
Allowance at end of period	$5,162	$2,572	$2,114	$1,846	$1,621

Allowances for loan losses as a percentage of total loans outstanding at end of period	0.80%	0.35%	0.27%	0.26%	0.29%

Net loans charge-off as a percentage of average loans outstanding	0.22%	0.14%	0.12%	0.14%	0.12%

(1)          Consumer loan charge-offs include overdraft charge-offs of  $575,000, $600,000, $522,000, $323,000, and $182,000 for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.  Consumer loan recoveries include recoveries of overdraft charge-offs of $162,000, $151,000, $114,000, $85,000, and $50,000, for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

The following table presents the allocation of the Bank’s allowance for loan losses by the type of loan at each of the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residences	$221	35.77%	$204	35.05%	$173	35.53%	$301	41.79%	$227	49.03%
Home equity and second mortgage	160	5.34	222	4.78	136	3.69	96	3.87	82	4.37
Speculative one- to four-family construction (1)	405	6.35	589	10.92	295	13.16	—	11.83	—	6.94
Multifamily residential	19	2.43	15	1.66	16	1.63	12	1.35	12	1.39
Commercial real estate (2)	309	18.62	413	18.30	372	16.59	356	18.04	226	18.32
Land	105	6.66	48	6.48	—	6.02	—	5.58	—	2.68
Land development (3)	2,658	6.56	211	6.45	101	5.09	35	2.01	—	—
Construction	118	10.99	92	9.27	113	12.00	73	8.93	61	9.30
Commercial (4)	628	3.54	452	3.57	371	2.64	509	2.34	404	1.99
Consumer (5)	539	3.74	326	3.52	437	3.65	412	4.26	546	5.98
Unallocated	—	—	—	—	100	—	52	—	63	—
Total	$5,162	100.00%	$2,572	100.00%	$2,114	100.00%	$1,846	100.00%	$1,621	100.00%

(1)          The decrease from 2006 to 2007 was primarily due to a decrease in specific loan loss allowances.  The increase from 2005 to 2006 was primarily due to an increase in specific loan loss allowances as well as an increase in the loss factor applied to such loans.  In 2004 and 2003, speculative one- to four-family residential construction loans were pooled with permanent one- to four-family residences for the determination of the allowance for loan losses.

(2)          The allowance allocated to commercial real estate loans decreased between 2006 and 2007 primarily due to a decrease in the related loan balances.  The allowance increased between 2003 and 2004 primarily due to loan growth.

(3)          The allowance allocated to land development loans increased between 2006 and 2007 primarily due to an increase in specific loan loss allowances in this category of $2.4 million.

(4)          The allowance allocated to commercial loans increased from 2005 to 2006 and from 2006 to 2007 primarily due to increases in specific loan loss allowances in this category.

(5)          Consumer loan loss allowances increased from 2006 to 2007 primarily due to an increase in the loss factor applied to such loans.

Investment Activities

Investment Securities.  The investment policy of the Bank, as established by the board of directors, is designed primarily to provide and maintain liquidity, to provide collateral for pledging requirements, to complement the Bank’s interest rate risk strategy and to generate a favorable return on investments.  The Bank’s investment policy is currently implemented by the Bank’s Chief Executive Officer within the parameters set by the asset/liability management committee and the board of directors.  The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, municipal securities, and other specified investments.

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost.  Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.  At December 31, 2007, all of the Bank’s investment securities were classified as held to maturity.  At December 31, 2007, approximately $46.7 million of the Bank’s investment securities were pledged as collateral for certain deposits in excess of $100,000.  In addition, certain U.S. Government and agency securities were pledged as collateral for FHLB advances under the FHLB’s blanket lien.  At December 31, 2007, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company’s stockholders’ equity.

The following table sets forth the amount of investment securities held to maturity that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2007.  Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	Less than One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Municipal securities	$—	—%	$1,580	3.96%	$7,403	4.43%	$8,106	4.55%	$17,089	4.44%
U. S. Government and agency obligations	3,390	5.86%	6,000	5.07%	7,402	4.83%	61,709	5.76%	78,501	5.62%
Total	$3,390	5.86%	$7,580	4.84%	$14,805	4.63%	$69,815	5.62%	$95,590	5.41%

As of December 31, 2007, there were approximately $95.0 million of investment securities at an average interest rate of 5.42% with issuer call options, of which approximately $87.5 million at an average interest rate of 5.50% are callable within one year.

The following table sets forth the carrying value of the Company’s investment securities classified as held to maturity.  The Company held no investment securities as available for sale at the dates indicated.

	December 31,
	2007	2006	2005
	(In Thousands)
Investment securities held to maturity:
Municipal securities	$17,089	$16,889	$16,661
U.S. Government and agency obligations	78,501	43,857	40,034
Total	$95,590	$60,746	$56,695

As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock.  At December 31, 2007, the Bank’s investment in FHLB stock amounted to $4.4 million.  No ready market exists for such stock and it has no quoted market value.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for lending and other investment purposes.  In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and interest payments, maturities and calls of investment securities and advances from the FHLB of Dallas.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings are used when funds from loan and deposit sources are insufficient to meet funding needs.  They may also be used on a longer-term basis for general business purposes.  FHLB advances are the primary source of borrowings.

Deposits.  The Bank’s deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts and term certificate accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, early withdrawal penalties and the interest rate.

The Bank considers its primary market area to be Northcentral and Northwest Arkansas.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits.  The Bank does not advertise for deposits outside of its primary market area and management believes that non-residents of Arkansas held an insignificant number of deposit accounts at December 31, 2007.  Services of deposit brokers have been used on a limited basis with less than 1% of certificates of deposit at December 31, 2007, obtained through a broker.

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

	December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 3.00%	$2,063	0.3%	$4,173	0.6%	$62,689	10.2%
3.00% - 3.99%	66,897	10.6	98,932	15.2	164,600	26.9
4.00% - 5.99%	353,534	56.1	327,311	50.2	156,224	25.5
6.00% - 7.99%	3,917	0.6	3,826	0.6	7,757	1.3
8.00% and over	—	—	—	—	458	0.1
Total certificate accounts	426,411	67.6	434,242	66.6	391,728	64.0

Transaction accounts:
Savings	25,088	4.0	26,824	4.1	30,521	5.0
Money market accounts	51,424	8.2	51,827	7.9	64,021	10.5
Checking accounts	127,491	20.2	139,372	21.4	125,397	20.5
Total transaction accounts	204,003	32.4	218,023	33.4	219,939	36.0
Total deposits	$630,414	100.0%	$652,265	100.0%	$611,667	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Savings accounts	$26,512	0.57%	$29,018	0.59%	$31,276	0.50%
Money market accounts	51,484	2.89	56,984	2.64	82,492	1.76
Checking accounts with interest	102,406	1.83	96,095	1.47	82,522	0.50
Checking accounts - noninterest	33,298	—	36,133	—	35,387	—
Certificates of deposit	425,024	4.81	412,000	4.31	359,076	3.54
Total deposits	$638,724	3.74%	$630,230	3.28%	$590,753	2.47%

The following table presents, by various interest rate categories, certificates of deposit at December 31, 2007 and 2006, and the amounts at December 31, 2007, which mature during the periods indicated.

	December 31,		Amounts at December 31, 2007 Maturing in the 12 Months Ending December 31,
	2007	2006	2008	2009	2010	Thereafter
	(In Thousands)
Certificate accounts:
Less than 3.00%	$2,063	$4,173	$2,050	$13	$—	$—
3.00% - 3.99%	66,897	98,932	57,005	8,687	—	1,205
4.00% - 5.99%	353,534	327,311	281,775	17,519	20,800	33,440
6.00% - 7.99%	3,917	3,826	1,029	2,888	—	—
Total certificate accounts	$426,411	$434,242	$341,859	$29,107	$20,800	$34,645

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2007 by time remaining to maturity.

Amount
(In Thousands)
Period Ending:
March 31, 2008	$27,748
June 30, 2008	45,674
September 30, 2008	22,916
December 31, 2008	9,141
After December 31, 2008	20,397
Total certificates of deposit with balances of $100,000 or more	$125,876

Borrowed funds.  The Bank utilizes FHLB advances in its normal operating and investing activities.  The Bank pledges as collateral for FHLB advances its FHLB stock and FHLB demand deposit account and has entered into a blanket collateral agreement with the FHLB.  Eligible collateral under the blanket lien includes First Mortgage Collateral (as defined by FHLB), multifamily residential mortgages meeting the requirements for eligibility as First Mortgage Collateral, U.S. Government and Agency Securities (as defined by FHLB), privately issued mortgage-backed securities that qualify as eligible collateral under applicable regulations, FHLB Term Deposit Accounts, and other non-securitized real estate related collateral.

Advances at December 31, 2007, have maturity dates and weighted average rates as follows:

Year Ending December 31,	Weighted Average Rate	Amount
		(Dollars in Thousands)
2008	4.48%	$35,905
2009	4.54	26,636
2010	4.61	9,353
2011	4.61	7,514
2012	4.56	1,570
Thereafter	4.26	1,109
Total	4.53%	$82,087

The following table sets forth information with respect to the Company’s FHLB advances at and during the periods indicated.

	At or For the Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Maximum balance	$120,305	$171,375	$171,203
Average balance	94,481	154,186	135,636
Year end balance	82,087	120,305	158,240
Weighted average interest rate:
At end of year	4.53%	4.58%	4.08%
During the year	4.56%	4.50%	3.68%

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes.  The Bank’s only subsidiary, First Harrison Service Corporation (the “Service Corporation”), was formed in 1971.  At December 31, 2007, the Service Corporation was inactive.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2007, the Bank was in compliance with the above restrictions.

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

The Bank

General.  The OTS has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC.  The last regulatory examination of the Bank by the OTS was completed in March 2007.  The Bank was not required to make any material changes to its operations as a result of such examination.  Federal laws and regulations prescribe the investment and lending authority of savings institutions, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.

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

Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings, which are assigned in regulatory examinations, and financial ratios. A different method applies for larger institutions. The rate for an individual institution is applied to its assessment base, which is generally its deposit liabilities subject to certain adjustments. An institution insured by the FDIC on December 31, 1996 which had previously paid assessments (or its successor) is eligible for certain credit against deposit insurance assessments. As a result of the assessment credit, the Bank recognized no premium expense during calendar year 2007 and anticipates no premium expense during the first quarter of 2008.

The Bank, like other former SAIF insured institutions and BIF insured institutions, is required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the first quarter of fiscal year 2008, the annual rate for this assessment is 1.14 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and former SAIF classified insured institution’s deposits, will continue until the bonds mature in 2017 through 2019.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances that would result in termination of the Bank’s deposit insurance.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” capital equal to at least 4.0% of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.  For purposes of the regulation, core capital generally consists of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and “qualifying supervisory goodwill.”  Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution’s intangible assets, with only a limited exception for purchased mortgage servicing rights.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not materially affect the Bank’s regulatory capital.  At December 31, 2007, the Bank exceeded its tangible, core and risk-based capital requirements.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital.  Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.  In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets.  The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multifamily residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

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

Currently, the QTL test requires either (i) that a savings association qualifies as a domestic building and loan association as defined in Section 7701 (a)(19) of the Internal Revenue Code of 1986, as amended, (“Code”) or (ii) that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; educational loans; small business loans; loans made through credit cards or credit card accounts; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC.  In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; investments in a service corporation that derives at least 80% of its gross revenues from activities related to domestic or manufactured residential housing; 200% of the amount of loans and investments in “starter homes”; 200% of the amount of certain loans in “credit-needy” areas; loans for the purchase, construction, development, or improvements of “community service facilities” not in credit-needy areas; loans for personal, family, or household purchases (other than those in the includable without limit category); and stock issued by the FHLMC or the FNMA.  Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution’s total assets.  At December 31, 2007, the qualified thrift investments of the Bank were approximately 76.9% of its portfolio assets.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At December 31, 2007, the Bank had $82.1 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the sum of 0.06% of total assets as of the previous December 31 and 4.10% of outstanding advances.  At December 31, 2007, the Bank had $4.4 million in FHLB stock, which was in compliance with this requirement.  No ready market exists for such stock and it has no quoted market value.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits.  As of December 31, 2007, no reserves were required to be maintained on the first $8.5 million of transaction accounts, reserves of 3% were required to be maintained against the next $45.8 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% against all remaining net transaction accounts.  Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.

TAXATION

Federal Taxation

General.  The Company and the Bank are subject to the generally applicable corporate tax provisions of the Code, and the Bank is subject to certain additional provisions of the Code that apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Bank and is not a comprehensive discussion of the tax rules applicable to the Company and Bank.

Year.  The Bank files a federal income tax return on the basis of a fiscal year ending on December 31.  The Company filed a consolidated federal income tax return with both the Bank and the Service Corporation.

Bad Debt Reserves.  Prior to the enactment of the Small Business Jobs Protection Act (the “Act”), which was signed into law on August 21, 1996, certain thrift institutions, such as the Bank, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers.  Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the reserve method of Section 593 of the Code.   As a result of the 1996 Act, the Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders.  The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  Distribution of a cash dividend by a thrift institution to a shareholder is treated as made:  first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper.  To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves.  As of December 31, 2007, the Bank’s pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

Net Operating Loss Carryovers.  A financial institution may, for federal income tax purposes, carry back net operating losses (“NOLs”) to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after 1997.  The Job Creation and Worker Assistance Act of 2002 temporarily increased the general NOL carryback period from two years to five years for NOLs arising in taxable years ending in 2001 and 2002.  At December 31, 2007, the Bank had no NOL carryforwards for federal income tax purposes.

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

The Bank’s federal income tax returns for the tax years ended December 31, 2004 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

The Bank is subject to the Arkansas corporation income tax, which is a progressive rate up to a maximum of 6.5% of all taxable earnings.

The Company is incorporated under Texas law and, accordingly, is subject to the New Texas Franchise Tax.  The New Texas Franchise Tax is based on taxable margin apportioned to Texas pursuant to its gross receipts based upon where the Company conducts business.  The Company currently has no Texas Gross Receipts.

Item 1A.  Risk Factors

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Our results of operations are significantly dependent on economic conditions and related uncertainties.

Banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies.  Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations.  Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor.  Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral that secures our loans, all of which could adversely affect our results of operations.  We are particularly sensitive to changes in economic conditions and related uncertainties in Northcentral and Northwest Arkansas because we derive substantially all of our loans, deposits and other business from this area.  Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest earning assets and the weighted average rate paid on our interest bearing liabilities, or interest rate spread, and the average life of our interest earning assets and interest bearing liabilities.  Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.  Although we believe that the estimated maturities and repricing of our interest earning assets currently are fairly well balanced in relation to the estimated maturities and repricing of our interest bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates due to a number of factors which can have a material impact on the Bank’s interest rate risk position.  Such factors include among other items, call features and interest rate caps and floors on various assets and liabilities, prepayments, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

There are increased risks involved with commercial real estate, construction, commercial business and consumer lending activities.

Our lending activities include loans secured by existing commercial real estate.  In addition, we originate loans for the construction of single-family residential real estate and land acquisition and development loans.  Commercial real estate and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  Our lending activities also include commercial business loans to small- to medium-sized businesses, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including automobile loans, deposit account secured loans and unsecured loans.  Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

At December 31, 2007, total nonaccrual loans amounted to $33.3 million, a $14.3 million or 75.3% increase compared to nonaccrual loans of $19.0 million at December 31, 2006.  Such increase was primarily due to a $6.1 million increase in nonaccrual land development loans, a $3.1 million increase in nonaccrual one- to four-family residential loans and a $5.4 million increase in nonaccrual commercial real estate loans.  Such increases are primarily related to loans to local builders for the construction of speculative residential homes and lots and for the construction of pre-sold one- to four-family homes.  The Northwest Arkansas market has experienced an oversupply of lots and speculative homes and certain of the Bank’s builders are experiencing extended marketing times for the sale of their homes, resulting in inadequate cash flow to service the interest carry on their loan.  As a result, the Bank has substantially curtailed such lending.

The resolution of such nonaccrual loans may substantially impact the Company’s provision for loan losses and allowance for loan losses.  A decrease in current values or an adverse change in loss experience may require us to increase both our provision for loan losses and our allowance for loan losses.

Our allowance for losses on loans may not be adequate to cover probable losses.

We have established an allowance for loan losses that we believe is adequate to offset probable losses on our existing loans.  There can be no assurance that any further declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations.

We are subject to extensive regulation that could adversely affect our business and operations.

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

We face strong competition that may adversely affect our profitability.

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

We and our banking subsidiary are subject to capital and other requirements that restrict our ability to pay dividends.

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

We may incur increased employee benefit costs.

Our pension benefits are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. Fluctuations in market performance and changes in interest rates may result in increased or decreased pension costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, changes in our discount rate or expected compensation levels could also increase or decrease pension costs. Future pension funding requirements, and the timing of funding payments, may be subject to changes in legislation.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it could significantly affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

We intend to continue to build market share in Northwest and Northcentral Arkansas through our branching strategy. We plan to open at least two new branches during calendar year 2008. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. We have no assurance our new branches will be successful even after they have been established.

If external funds are not available, this could adversely impact our growth and future prospects.

We primarily rely on deposits and Federal Home Loan Bank advances to fund our operations. Although we have historically been able to replace maturing deposits if desired, no assurance can be given that we will be able to replace such funds in the future if our financial condition or market conditions were to change. Although we consider the sources of existing funds adequate for our current liquidity needs, we may seek brokered deposits or debt in the future to achieve our long-term business objectives. There can be no assurance additional funds, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

At December 31, 2007, the Bank conducted its business from its executive office in Harrison, Arkansas, and seventeen full service offices, all of which are located in Northcentral and Northwest Arkansas.

The following table sets forth information with respect to the offices and other properties of the Bank at December 31, 2007.

Description/Address	Leased/ Owned	Description/Address	Leased/ Owned

1401 Highway 62-65 North Harrison, AR 72601	Owned	2501 E. Central Ave., Suite 2 Bentonville, AR 72712	Leased(1)

200 West Stephenson Harrison, AR 72601	Owned	3460 North College Fayetteville, AR 72703	Owned

Corner Central & Willow Harrison, AR 72601	Owned	1303 Hudson Road Rogers, AR 72756	Owned

324 Hwy. 62-65 Bypass Harrison, AR 72601	Owned	201 East Henri De Tonti Blvd. Tontitown, AR 72764	Owned

210 South Main Berryville, AR 72616	Owned	2025 North Crossover Road Fayetteville, AR 72703	Owned

668 Highway 62 East Mountain Home, AR 72653	Owned	191 West Main Street Farmington, AR 72730	Owned

1337 Highway 62 SW Mountain Home, AR 72653	Owned	2030 West Elm Rogers, AR 72756	Owned

301 Highway 62 West Yellville, AR 72687	Owned	1023 East Millsap Road Fayetteville, AR 72703	Owned

307 North Walton Blvd. Bentonville, AR 72712	Owned	3027 Highway 62 East Mountain Home, AR 72653	Owned

3300 West Sunset Springdale, AR 72762	Owned	1190 East Centerton Boulevard Centerton, AR 72719	Leased (2)

(1)                Such property is subject to a five-year lease expiring August 1, 2008, with three five-year renewal options.

(2)                Such property is subject to a five-year lease expiring November 1, 2010, with three five-year renewal options.

At December 31, 2007, the Bank had two branch locations under construction expected to open in 2008.  The location at 2000 Promenade Boulevard in Rogers, Arkansas, is expected to open in the first quarter of 2008.  This will be a leased office under a ten-year lease with three five-year renewal options.  The location at 225 N. Bloomington, Suite H, in Lowell, Arkansas, is expected to open late in the second quarter or early in the third quarter of 2008.

Item 3.  Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company’s common stock are traded under the symbol “FFBH” on the Nasdaq Global Market.  At February 20, 2008, the Company had 4,848,385 shares of common stock outstanding and had approximately 1,827 beneficial holders of common stock.

The following table sets forth the dividends declared and the reported high and low end of day closing prices of a share of the Company’s common stock as reported by Nasdaq for the periods indicated.

Quarter Ended	Year Ended December 31, 2007			Year Ended December 31, 2006
	High	Low	Dividend	High	Low	Dividend
March 31	$25.24	$23.25	$0.16	$25.95	$23.02	$0.14
June 30	$25.05	$23.43	$0.16	$25.74	$22.10	$0.14
September 30	$23.95	$17.60	$0.16	$24.00	$22.00	$0.15
December 31	$18.05	$14.00	$0.16	$25.00	$22.86	$0.15

The following graph demonstrates comparison of the cumulative total returns for the common stock of the Company, the SNL Securities $500 million to $1 Billion Thrift Asset Size Index, and the NASDAQ Stock Market Index since the close of trading of the Company’s common stock on December 31, 2002.  The graph represents $100 invested in the Company’s common stock at $12.70 per share, the closing price per share as of December 31, 2002, adjusted for the December 31, 2003 two-for-one stock split.  The cumulative total returns include the payment of dividends by the Company.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First Federal Bancshares of Arkansas, Inc.	100.00	164.89	184.77	203.47	208.61	124.99
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Thrift $500M-$1B Index	100.00	142.39	157.50	149.68	183.40	144.99

Source : SNL Financial LC, Charlottesville, VA © 2008

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2007	—	—	—	—
November 1 to November 30, 2007	21,016	$14.95	21,016	30,610
December 1 to December 31, 2007	—	—-	—	—

The Company is in its nineteenth announced repurchase program that was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006. Total shares approved to be purchased in this program are 245,197, of which 214,587 had been purchased as of December 31, 2007.  All treasury stock purchases are made under publicly announced repurchase programs.

Item 6.  Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below and on the following page is not complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands, Except Per Share Data)
Selected Financial Condition Data:
Total assets	$791,978	$852,475	$852,411	$751,665	$690,653
Cash and cash equivalents	27,387	35,518	21,109	16,003	56,201
Investment securities	95,590	60,746	56,695	56,660	80,379
Loans receivable, net	601,256	693,095	719,214	634,217	512,756
Allowance for loan losses	5,162	2,572	2,114	1,846	1,621
Deposits	630,414	652,265	611,667	582,424	573,580
Federal Home Loan Bank advances	82,087	120,305	158,240	89,756	39,562
Stockholders’ equity	73,663	75,573	77,842	75,301	75,078

Selected Operating Data:
Interest income	$50,426	$54,119	$46,085	$39,370	$38,745
Interest expense	28,184	27,576	19,604	14,338	15,986
Net interest income	22,242	26,543	26,481	25,032	22,759
Provision for loan losses	4,028	1,482	1,101	1,020	690
Net interest income after provision for loan losses	18,214	25,061	25,380	24,012	22,069
Noninterest income	7,769	8,222	6,936	6,201	6,961
Noninterest expense	22,995	22,521	20,743	18,710	18,235
Income before income taxes	2,988	10,762	11,573	11,503	10,795
Provision for income taxes	345	3,379	3,723	3,698	3,339
Net income	$2,643	$7,383	$7,850	$7,805	$7,456

Earnings per Share (1):
Basic	$0.54	$1.48	$1.57	$1.54	$1.46
Diluted	$0.54	$1.44	$1.50	$1.45	$1.38

Cash Dividends Declared per Share (1)	$0.64	$0.58	$0.50	$0.42	$0.34

(1)  Per share amounts have been restated for the two-for-one stock split that was paid on December 31, 2003.

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Operating Ratios (1):
Return on average assets	0.32%	0.85%	0.97%	1.09%	1.08%
Return on average equity	3.52	9.40	10.27	10.37	10.25
Average equity to average assets	9.21	9.04	9.46	10.53	10.52
Interest rate spread (2)	2.92	3.19	3.41	3.64	3.40
Net interest margin (2)	2.98	3.29	3.51	3.75	3.52
Net interest income after provision for loan losses to noninterest expense	79.21	111.28	122.35	128.34	121.03
Noninterest expense to average assets	2.82	2.59	2.57	2.62	2.64
Average interest earning assets to average interest bearing liabilities	101.68	102.92	103.80	105.12	105.08
Operating efficiency (3)	76.62	64.78	62.07	59.90	61.36

Asset Quality Ratios (4):
Nonaccrual and restructured loans to total loans (5)	5.55	2.68	1.67	1.14	0.67
Nonperforming assets to total assets (5)	5.54	2.76	1.65	1.13	0.66
Allowance for loan losses to non- performing loans (5)	14.44	13.07	16.06	23.21	44.01
Allowance for loan losses to total loans	0.80	0.35	0.27	0.26	0.29

Capital Ratios (6):
Tangible capital to adjusted total assets	9.22	8.76	8.78	9.74	10.27
Core capital to adjusted total assets	9.22	8.76	8.78	9.74	10.27
Risk-based capital to risk-weighted assets	13.20	11.94	12.06	13.75	16.25

Other Data:
Dividend payout ratio (7)	117.71%	39.26%	32.19%	27.91%	24.32%
Full service offices at end of period	18	18	16	15	15

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

The Bank is a federally chartered stock savings and loan association that was formed in 1934.  First Federal conducts business from its main office and seventeen full-service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. The Bank will continue to focus its growth and expansion efforts in this six county area, especially in Benton and Washington counties, one of the fastest growing areas of the state.    The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. Other financial services include investment products offered through First Federal Investment Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, e-statements, bill payment and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

First Federal’s lending focus has traditionally been on permanent residential real estate.  However, in recent years, an increased emphasis has been placed on commercial real estate lending and construction lending based on opportunities in Washington and Benton counties.  Beginning in late 2005, we reduced our focus on construction lending due to an oversupply of homes and lots in Northwest Arkansas.  While oversupply continues to be a significant issue, the market in Northwest Arkansas continues to outperform the national and state economies with low unemployment and continued population growth. Washington and Benton County are the headquarters of the state’s two largest employers, Wal-Mart and Tyson Foods.  These employers attract suppliers who establish offices in the area and create jobs, which fosters demand for housing and office space.  As of November 2007, unemployment in the Fayetteville/Springdale/Rogers metro area was 3.6%, compared to the Arkansas rate of 5.2% and the U.S. rate of 4.5%.

Certificates of deposit continue to comprise the majority of our deposit accounts.  However, in recent years, increased emphasis has been placed on growth in checking accounts.   This emphasis will continue with plans to attract checking accounts through the utilization of targeted direct mail throughout our market area and “thank you” gifts.   Checking accounts offer low interest deposits, fee income potential, and the opportunity to cross-sell other financial services. In January 2008, the Bank introduced a higher rate checking account that requires electronic transactions to qualify.  The Bank believes this product will expand its customer base and provide cost savings and fee income due to the electronic requirements.

The Company’s results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings.  Net interest income is affected by the level of nonperforming assets as they provide no interest earnings to the Bank.  The Company’s results of operations are also affected by the provision for loan losses, the level of its noninterest income and expenses, and income tax expense.

Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, loan fee income, and earnings on life insurance policies.

Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, real estate owned expense, net, and other operating expense.

Like most banks, First Federal Bank’s two greatest challenges are managing interest rate risk and maintaining asset quality.  The Bank’s current interest rate risk position as measured by our regulator, the OTS, is at a minimal level as defined by Thrift Bulletin 13a.  The movement of interest rates impacts the level of interest rate risk and the timing and magnitude of assets repricing compared to liabilities repricing.  The Bank attempts to reduce the impact of changes in interest rates on its net interest income by managing the repricing gap as described in the “Asset and Liability Management” section.  We strive to maintain the asset quality of our loan portfolio at acceptable levels through sound underwriting procedures, including the use of credit scoring; a thorough loan review function; active collection procedures for delinquent loans; and, in the event of repossession, prompt and efficient liquidation of real estate, automobiles and other forms of collateral.   We have experienced an increase in nonperforming assets, primarily due to a downturn in the housing market in Northwest Arkansas.  We attempt to work with troubled borrowers to return their loans to performing status where possible. However, given current market conditions, the trend of increasing nonperforming assets may continue for the foreseeable future.  Both the board of directors and senior management place a high priority on managing interest rate risk and asset quality.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, the methodology for the determination of our allowance for loan losses, due to the judgments, estimates and assumptions inherent in that policy, is critical to preparation of our financial statements.  This policy and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the Notes to the Consolidated Financial Statements included herein.  In particular, Note 1 to the Consolidated Financial Statements—“Summary of Significant Accounting Policies” describes generally our accounting policies.  We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our Consolidated Financial Statements to this critical accounting policy, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding market conditions and their impact on the loan portfolio.  In the event the economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between December 31, 2007 and 2006 are presented in the following table (dollars in thousands).  Material changes between periods are discussed in the sections that follow the table.

	December 31,		Increase
	2007	2006	(Decrease)	% Change

ASSETS
Cash and cash equivalents	$27,387	$35,518	$(8,131)	(22.9)%
Investment securities held to maturity	95,590	60,746	34,844	57.4
FHLB Stock	4,433	7,089	(2,656)	(37.5)
Loans receivable, net	601,256	693,095	(91,839)	(13.3)
Accrued interest receivable	9,042	9,999	(957)	(9.6)
Real estate owned, net	8,120	3,858	4,262	110.5
Office properties and equipment, net	24,263	20,384	3,879	19.0
Prepaid expenses and other assets	21,887	21,786	101	0.5

TOTAL	$791,978	$852,475	$(60,497)	(7.1)%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$630,414	$652,265	$(21,851)	(3.4)%
FHLB advances	82,087	120,305	(38,218)	(31.8)
Other liabilities	5,814	4,332	1,482	34.2
Total liabilities	718,315	776,902	(58,587)	(7.5)

STOCKHOLDERS’ EQUITY	73,663	75,573	(1,910)	(2.5)
TOTAL	$791,978	$852,475	$(60,497)	(7.1)%

BOOK VALUE PER SHARE	$15.21	$15.62

EQUITY TO ASSETS	9.3%	8.9%

Loans Receivable.  Changes in loan composition between December 31, 2007 and 2006 are presented in the following table

(dollars in thousands).

	December 31,		Increase
	2007	2006	(Decrease)	% Change

One- to four-family residences	$230,005	$257,867	$(27,862)	(10.8)%
Home equity and second mortgage	34,315	35,192	(877)	(2.5)
Multifamily	15,616	12,203	3,413	28.0
Commercial real estate	119,681	134,647	(14,966)	(11.1)
Land	42,843	47,590	(4,747)	(10.0)
Construction:
One- to four-family residences	20,815	32,146	(11,331)	(35.2)
Speculative one- to four-family residences	40,893	80,311	(39,418)	(49.1)
Multifamily	18,632	14,120	4,512	32.0
Commercial real estate	31,239	21,896	9,343	42.7
Land development	42,145	47,439	(5,294)	(11.2)
Total mortgage loans	596,184	683,411	(87,227)	(12.8)

Commercial	22,713	26,281	(3,568)	(13.6)

Automobile	9,531	12,086	(2,555)	(21.1)
Other	14,537	13,815	722	5.2
Total consumer	24,068	25,901	(1,833)	(7.1)

Total loans receivable	642,965	735,593	(92,628)	(12.6)
Less:
Undisbursed loan funds	(36,868)	(40,069)	3,201	(8.0)
Unearned discounts and net deferred loan costs (fees)	321	143	178	124.5
Allowance for loan losses	(5,162)	(2,572)	(2,590)	100.7

Loans receivable, net	$601,256	$693,095	$(91,839)	(13.3)%

The decrease in the Bank’s loan portfolio was primarily due to continued softening of the housing market in the Bank’s market area.  Market data indicates an overall decrease in home sales in Benton and Washington counties in 2007 and 2006 compared to 2005.   The Bank’s loan originations were down 43.6% for the year ended December 31, 2007, compared to the same period in 2006.  Although the Northwest Arkansas region continues to experience a strong job market and population growth, the supply of new residential lots and new speculative homes for sale has outpaced demand for the past several years.  We expect this trend to continue for the foreseeable future given the level of oversupply in the market.

Allowance for Loan Losses.  Changes in the composition of the allowance for loan losses between December 31, 2007 and 2006 are presented in the following table (in thousands).

	December 31,		Increase
	2007	2006	(Decrease)
General	$2,267	$1,966	$301
Specific	2,895	606	2,289
	$5,162	$2,572	$2,590

The general component of the allowance for loan losses increased primarily due to an increase in the estimated loss rates applied to speculative one- to four-family residential construction loans and land development loans.  These increases were partially offset by decreases in the related loan balances.  Such loss rates were increased due to our loss experience with these types of loans.    The increase in the specific allowance for loan losses was primarily due to specific allowances on a subdivision in Lowell, Arkansas, and a subdivision in Cave Springs, Arkansas, as discussed in “Asset Quality” in Item 1 previously.

Investment Securities.  Changes in the composition of investment securities held to maturity between December 31, 2007 and 2006 are presented in the following table (in thousands).

	December 31,		Increase
	2007	2006	(Decrease)
U.S. Government and agency obligations	$78,501	$43,857	$34,644
Municipal securities	17,089	16,889	200
Total	$95,590	$60,746	$34,844

During 2007, investment securities totaling approximately $44.7 million were purchased and $9.9 million matured or were called.   Due to lower loan demand, the Bank used funds from loan repayments to purchase investment securities.

Federal Home Loan Bank Stock.  FHLB stock decreased by approximately $2.7 million due to lower balance requirements related to the decrease in FHLB advances.

Accrued Interest Receivable.  The decrease in accrued interest receivable was primarily due to the increase in nonaccrual loans.

Real Estate Owned, Net.  The increase in real estate owned was primarily due to an increase in the number of foreclosures on speculative homes.

Office Properties and Equipment, Net.   The increase in office properties and equipment of $3.9 million was due primarily to additions for future branches in Lowell and Rogers, as well as renovation of certain existing branch locations.  The Lowell property is a shopping center transferred to office properties and equipment in the fourth quarter of 2007 from real estate owned.  The Bank plans to occupy approximately 25% of the space and lease the rest to tenants.

Deposits.  Changes in the composition of deposits between December 31, 2007 and 2006 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2007	2006	(Decrease)	% Change

Checking accounts	$127,491	$139,372	$(11,881)	(8.5)%
Money market accounts	51,424	51,827	(403)	(0.8)
Savings accounts	25,088	26,824	(1,736)	(6.5)
Certificates of deposit	426,411	434,242	(7,831)	(1.8)

Total deposits	$630,414	$652,265	$(21,851)	(3.3)%

The decrease in checking account balances was primarily due to a decrease in business deposits.  The decrease in certificates of deposit was primarily due to a decrease in public unit deposits.

FHLB Advances.  The Bank experienced a $38.2 million or 31.8% decrease in FHLB of Dallas advances during the year. The Bank was able to use funds from loan repayments to repay FHLB of Dallas advances during 2007.  The balance of advances at December 31, 2007 of $82.1 million consisted of $69.1 million of fixed rate advances with an average cost of 4.43% and $13.0 million of floating rate advances with an average cost of 5.03%.

Stockholders’ Equity.  Stockholders’ equity decreased approximately $1.9 million from December 31, 2006 to December 31, 2007.  The decrease in stockholders’ equity was primarily due to the purchase of 101,542 shares of treasury stock totaling $2.3 million in connection with the Company’s stock repurchase program and, to a lesser extent, the payment of quarterly cash dividends in the amount of $3.1 million.  Such decreases were partially offset by net income in the amount of $2.6 million resulting from continued profitable operations, as well as the issuance of 106,965 shares of treasury stock totaling $350,000 as a result of the exercise of stock options.  See the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005 contained herein for more detail.

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

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable (1)	$649,062	$45,473	7.01%	$726,642	$50,185	6.91%	$687,373	$43,057	6.26%
Investment securities (2)	78,831	4,071	5.16	67,395	3,270	4.85	62,761	2,902	4.62
Other interest earning assets	17,630	882	5.00	13,288	664	5.00	3,875	126	3.25
Total interest earning assets	745,523	50,426	6.76	807,325	54,119	6.70	754,009	46,085	6.11
Noninterest earning assets	68,478			61,841			54,388
Total assets	$814,001			$869,166			$808,397
Interest bearing liabilities:
Deposits	$638,724	23,873	3.74	$630,230	20,643	3.28	$590,753	14,617	2.47
FHLB advances	94,481	4,311	4.56	154,186	6,933	4.50	135,636	4,987	3.68
Total interest bearing liabilities	733,205	28,184	3.84	784,416	27,576	3.51	726,389	19,604	2.70
Noninterest bearing liabilities	5,787			6,182			5,543
Total liabilities	738,992			790,598			731,932
Stockholders’ equity	75,009			78,568			76,465
Total liabilities and stockholders’ equity	$814,001			$869,166			$808,397

Net interest income		$22,242			$26,543			$26,481
Net earning assets	$12,318			$22,909			$27,620
Interest rate spread			2.92%			3.19%			3.41%
Net interest margin			2.98%			3.29%			3.51%
Ratio of interest earning assets to interest bearing liabilities			101.68%			102.92%			103.80%

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

	Year Ended December 31,
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(5,358)	$723	$(77)	$(4,712)
Investment securities	555	210	36	801
Other interest earning assets	217	1	—	218
Total interest earning assets	(4,586)	934	(41)	(3,693)

Interest expense:
Deposits	278	2,913	39	3,230
FHLB advances	(2,684)	101	(39)	(2,622)
Total interest bearing liabilities	(2,406)	3,014	—	608
Net change in net interest income	$(2,180)	$(2,080)	$(41)	$(4,301)

	Year Ended December 31,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$2,460	$4,416	$252	$7,128
Investment securities	214	143	11	368
Other interest earning assets	306	68	164	538
Total interest earning assets	2,980	4,627	427	8,034

Interest expense:
Deposits	977	4,733	316	6,026
FHLB advances	682	1,112	152	1,946
Total interest bearing liabilities	1,659	5,845	468	7,972
Net change in net interest income	$1,321	$(1,218)	$(41)	$62

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands).  Specific changes in captions are discussed following the table.

	Year Ended December 31,			Dollar Change		Percentage Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005	2007 vs 2006	2006 vs 2005
Interest income:
Loans receivable	$45,473	$50,185	$43,057	$(4,712)	$7,128	(9.4)%	16.6%
Investment securities	4,071	3,270	2,902	801	368	24.5	12.7
Other	882	664	126	218	538	32.8	427.0
Total interest income	50,426	54,119	46,085	(3,693)	8,034	(6.8)	17.4
Interest expense:
Deposits	23,873	20,643	14,617	3,230	6,026	15.6	41.2
FHLB advances	4,311	6,933	4,987	(2,622)	1,946	(37.8)	39.0
Total interest expense	28,184	27,576	19,604	608	7,972	2.2	40.7
Net interest income before provision for loan losses	22,242	26,543	26,481	(4,301)	62	(16.2)	0.2
Provision for loan losses	4,028	1,482	1,101	2,546	381	171.8	34.6
Net interest income after provision for loan losses	18,214	25,061	25,380	(6,847)	(319)	(27.3)	(1.3)
Noninterest income:
Deposit fee income	4,989	4,839	4,486	150	353	3.1	7.9
Gain on sale of loans	823	924	764	(101)	160	(10.9)	20.9
Other	1,957	2,459	1,686	(502)	773	(20.4)	45.8
Total noninterest income	7,769	8,222	6,936	(453)	1,286	(5.5)	18.5
Noninterest expenses:
Salaries and employee benefits	13,231	13,464	12,722	(233)	742	(1.7)	5.8
Net occupancy expense	2,325	2,405	2,079	(80)	326	(3.3)	15.7
Real estate owned, net	1,162	191	58	971	133	508.4	229.3
Data processing	1,513	1,474	1,546	39	(72)	2.7	(4.7)
Advertising and public relations	1,145	1,338	1,137	(193)	201	(14.4)	17.7
Other	3,619	3,649	3,201	(30)	448	(0.8)	14.0
Total noninterest expenses	22,995	22,521	20,743	474	1,778	2.1	8.6
Income before provision for income taxes	2,988	10,762	11,573	(7,774)	(811)	(72.2)	(7.0)
Income tax provision	345	3,379	3,723	(3,034)	(344)	(89.8)	(9.2)
Net income	$2,643	$7,383	$7,850	$(4,740)	$(467)	(64.2)%	(5.9)%

Basic earnings per share	$0.54	$1.48	$1.57	$(0.94)	$(0.09)	(63.3)%	(5.7)%
Diluted earnings per share	$0.54	$1.44	$1.50	$(0.90)	$(0.06)	(62.5)%	(4.0)%

Interest rate spread	2.92%	3.19%	3.41%
Net interest margin	2.98%	3.29%	3.51%

Average full-time equivalents	303	306	270
Full service offices	18	18	16

Net Interest Income.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest earning assets and the rates paid on its interest bearing liabilities) and the relative amounts of interest earning assets and interest bearing liabilities.  The decrease in net interest income in 2007 compared to 2006 was primarily due to the level of nonperforming loans, the Company’s negative gap position and the more rapid increase in rates paid on deposits compared to the yield on the Company’s interest earning assets.

Interest Income and Interest Expense

Dollar and percentage changes in interest income and interest expense for the comparison periods are presented in the rate/volume analysis table that appears on a previous page.

Interest Income.  The decrease in interest income in the 2007 vs. 2006 period was primarily due to a decrease in the average balance of loans receivable and an increase in the level of deferred interest on nonperforming loans, offset by an increase in the average yield earned on loans receivable.  The increase in average yield earned during the year was due primarily to increases in market interest rates.  The average balance of loans receivable decreased due to repayments and maturities as well as a decrease in loan originations.

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

Interest Expense.   The increase in interest expense in the 2007 vs. 2006 period was primarily due to an increase in the average rate paid on deposits, offset by a decrease in the average balance of FHLB advances.  The decrease in FHLB advances was due to the use of funds generated from loan repayments to pay down maturing advances.  The increase in the average rates paid on deposit accounts reflects increases in market interest rates.

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

Factors influencing management’s decision to increase the provision in the 2007 vs. 2006 periods include an increase in nonaccrual loans, conditions in the speculative single-family real estate market in Northwest Arkansas, and specific loan loss allowances of $1.4 million on two phases of a subdivision in Lowell, Arkansas and $885,000 on a subdivision located in Cave Springs, Arkansas, as discussed in “Asset Quality” previously.  Factors influencing management’s decision to increase the provision in the 2006 vs. 2005 period include an increase in nonaccrual loans and conditions in the speculative single-family real estate market in Northwest Arkansas.  The speculative single-family construction market demonstrated weakness in late 2005 and we began reducing our exposure in this area at that time.  However, the continued oversupply of available housing has impacted the value of speculative single-family homes and development projects, as discussed above.  Further deterioration in this market segment may impact the value of existing single-family home values as well as our provision for loan losses in the future.

Noninterest Income.  Deposit fee income increased in 2007 as a result of an increase in debit card usage and insufficient funds fee income.  This increase resulted from an increase in the number of checking accounts with overdrawn balances and a 4.2% increase in the per item charge effective February 1, 2007.  The increase in 2006 was related to the number of checking accounts, which increased approximately 3.1% from December 31, 2005 to December 31, 2006.  The Bank plans to continue to aggressively promote checking accounts in 2008 through direct mail campaigns and offering “thank you” gifts to further expand its checking accounts and increase deposit fee income.  In January 2008, the Bank introduced a higher rate checking account that requires electronic transactions to qualify.  The Bank believes this product will expand its customer base and provide cost savings and fee income due to the electronic requirements.

Gain on sale of loans changed in relation to increases or decreases in originations of loans for sale during the comparison periods.  The activity in loans held for sale is summarized below (in thousands):

	Year Ended December 31,
	2007	2006	2005
Loans held for sale, beginning of period	$1,099	$2,641	$1,623
Originations of loans held for sale	59,813	67,896	56,381
Sales	(58,080)	(69,438)	(55,363)
Loans held for sale, end of period	$2,832	$1,099	$2,641

Gain on sale of loans	$823	$924	$764

Other noninterest income fluctuated during the period between 2005 and 2007 due to nonrecurring gains on the sales of two properties totaling $528,000, recognized in 2006.  These properties represented excess land and a building adjacent to two existing branches.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Salaries	$10,419	$10,237	$8,516	182	$1,721
Payroll taxes	868	866	773	2	93
Insurance	673	696	630	(23)	66
ESOP expense (1)	—	508	1,965	(508)	(1,457)
401(k)	309	174	—	135	174
Stock compensation (2)	39	81	27	(42)	54
Defined benefit plan contribution	761	745	660	16	85
Other	162	157	151	5	6
Total	$13,231	$13,464	$12,722	$(233)	$742

(1)   Employee Stock Ownership Plan.

(2)   Includes stock options and Management Recognition and Retention Plan (“MRP”) expense.

2007 vs. 2006

The decrease in salaries and employee benefits was due primarily to the decrease in employee stock ownership plan expense, as the plan shares became fully allocated as of March 31, 2006.  Salaries increased due to normal salary and merit increases.  The increase in 401(k) expense was due to a full year of employer matching contributions being made in 2007 compared to seven months in 2006, as the plan was adopted effective June 1, 2006.

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

Net occupancy expense.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Depreciation	$1,205	$1,224	$1,111	$(19)	$113
Furniture, fixtures, and equipment	225	261	235	(36)	26
Utilities	283	290	242	(7)	48
Building repairs and maintenance	299	313	237	(14)	76
Taxes and insurance	217	220	187	(3)	33
Rent	96	97	67	(1)	30
Total	$2,325	$2,405	$2,079	$(80)	$326

2007 vs. 2006

The decrease in furniture, fixtures and equipment is primarily related to branch remodeling expenses incurred during 2006.

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

Real estate owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Loss provisions	$494	$93	$30	$401	$63
Net loss (gain) on sales	188	(51)	(8)	239	(43)
Taxes and insurance	201	94	12	107	82
Other	279	55	24	224	31
Total	$1,162	$191	$58	$971	$133

Expenses associated with real estate owned have increased due to the increase in real estate owned balances as discussed in “Asset Quality.”   Real estate owned is expected to continue to increase in the foreseeable future and real estate owned expenses associated with maintaining the properties are expected to increase accordingly.  Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

Advertising and public relations.  The decrease in 2007 vs. 2006 was primarily due to a decrease in direct mail advertising as well as a decrease in expenses associated with branch openings.

Advertising and public relations increased for the year ended December 31, 2006 compared to the prior period primarily due to costs associated with the new checking account marketing program that began in 2005, including direct mail, “thank you” gifts, marketing brochures, posters and billboards, and the start-up of the business account marketing program.  The Bank also had additional start up costs related to a new marketing firm and advertising campaign.

Income Taxes.

2007 vs. 2006

The decrease in income tax expense was primarily due to a decrease in taxable income and certain nontaxable income amounts remaining relatively constant and therefore representing a larger percentage of taxable income.

2006 vs. 2005

The decrease in income tax expense was primarily due to the decrease in taxable income.  The effective tax rate decreased slightly to approximately 31%.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 14 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

We are contractually obligated to make future minimum payments as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Certificates of deposit maturities	$341,859	$49,907	$26,742	$7,903	$426,411
FHLB advances maturities	$35,905	$35,989	$9,084	$1,109	$82,087

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest earning assets that provide liquidity to meet lending requirements.  The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  As an additional source of funds, the Bank has borrowed from the FHLB of Dallas.  During 2007, the use of FHLB advances decreased due to the Bank using funds from loan repayments to repay FHLB of Dallas advances.  At December 31, 2007, available borrowing capacity with the FHLB was approximately $207.0 million.  In addition, brokered deposits may be used to augment the Bank’s primary funding sources.  At December 31, 2007, the Bank had outstanding brokered deposits of $2.3 million.

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

In 2007 and 2006, the Company paid dividends of $0.64 and $0.58 per share, respectively.  In 2007, the dividend per share was $0.16 in all four quarters.  The determination of future dividends on the Company’s common stock will depend on conditions existing at that time with consideration given to the Company’s earnings, capital, and liquidity needs.

As of December 31, 2007, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At December 31, 2007, the Bank’s tangible, core and risk-based capital ratios amounted to 9.22%, 9.22% and 13.20%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

See Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

ASSET AND LIABILITY MANAGEMENT

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest earning assets and interest bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.  As of December 31, 2007, the Bank estimates that the ratio of its one-year gap to total assets was a negative 15.9% and its ratio of interest earning assets to interest bearing liabilities maturing or repricing within one year was 74.4%.  Due to inherent limitations in any static gap analysis and since conditions change on a daily basis, these measurements may not reflect future results.  A static gap analysis does not include such factors as loan prepayments, interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

The Bank focuses its residential lending activities for loans held in portfolio on the origination of one-, three-, five- and seven-year adjustable rate residential mortgage loans (“ARMs”).  Although adjustable rate loans involve certain risks, including increased payments and the potential for default in an increasing interest rate environment, such loans decrease the risks associated with changes in interest rates.  As of December 31, 2007, $175.4 million or 76.2% of the Bank’s portfolio of one- to four-family residential mortgage loans consisted of ARMs, including $37.9 million in seven-year ARMs. ARMs subject to contractual repricing within one year totaled $60.8 million at an average interest rate of 6.55% at December 31, 2007.

At December 31, 2007, the Bank’s portfolio of variable rate loans tied primarily to the Wall Street Journal Prime Rate (“Prime Rate”) amounted to $86.5 million with an average interest rate of 7.67%.  The interest rate on these loans adjusts at any time the Prime Rate adjusts, subject to interest rate caps or floors on the loans.  Of the $86.5 million, approximately 72% have interest rate floors below 6.0%.  The Prime Rate at December 31, 2007, was 7.25% but has adjusted downward in January 2008 by 125 basis points as a result of rate cuts by the Federal Reserve.

The Company’s investment portfolio, all of which is classified as held to maturity, amounted to $95.6 million or 12.1%of the Company’s total assets at December 31, 2007.  Of such amount, $3.4 million or 3.5% is contractually due within one year and $7.6 million or 7.9% is contractually due from one year to five years.  However, actual maturities can be shorter than contractual maturities due to the ability of borrowers to call or prepay such obligations without call or prepayment penalties.  As of December 31, 2007, there were approximately $95.0 million of investment securities at an average interest rate of 5.42% with call options held by the issuer, of which approximately $87.5 million, at an average interest rate of 5.50% are callable within one year.  In the current declining interest rate environment, it is projected that approximately 60% of the $87.5 million in investment securities callable within one year will actually be called within one year.

Deposits are the Bank’s primary funding source and the Bank prices its deposit accounts based upon competitive factors and the availability of prudent lending and investment opportunities.  The Bank seeks to lengthen the maturities of its deposits by offering longer-term certificates of deposit when market conditions have created opportunities to attract such deposits. However, the Bank does not solicit high rate jumbo certificates of deposit and does not pursue an aggressive growth strategy that would force the Bank to focus exclusively on competitors’ rates rather than deposit affordability.  At December 31, 2007, the Bank had $426.4 million in certificates of deposit of which $341.9 million at an average interest rate of 4.76% mature in one year or less.  At December 31, 2007, the Bank had approximately $51.4 million of money market deposit accounts at an average rate of 2.71%.  These accounts are subject to repricing at the discretion of the Bank.

At December 31, 2007, the Bank had $82.1 million of FHLB advances, of which $13 million at an average interest rate of 5.03% are variable with the interest rate floating either monthly or quarterly based on movements in the London Interbank Offering Rate (“ LIBOR”).  Fixed rate advances of $23.9 million at an average interest rate of 4.23% are due in one year or less.

Net Portfolio Value

The value of the Bank’s loan and investment portfolio will change as interest rates change.  As a result of the Bank’s negative interest rate repricing gap, rising interest rates will generally decrease the Bank’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio.  NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.  The following tables set forth, quantitatively, as of December 31, 2007 and 2006, the OTS estimate of the projected changes in NPV in the event of a 100, 200 and 300 basis point instantaneous and permanent increase in market interest rates and a 100 and 200 basis point instantaneous and permanent decrease in market interest rates as of December 31, 2006 and 2005.  Due to the low interest rate environments in 2007 and 2006, the changes in NPV are not estimated for a decrease in interest rates of 300 basis points in either year.

2007
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
	(Dollars in Thousands)
+300	$72,640	9.25%	$(22,353)	(24)%
+200	81,976	10.28	(13,017)	(14)
+100	89,825	11.11	(5,168)	(5)
0	94,993	11.62	—	—
-100	96,430	11.72	1,437	2
-200	92,894	11.28	(2,099)	(2)

2006
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
	(Dollars in Thousands)
+300	$91,757	10.76%	$(15,438)	(14)%
+200	98,765	11.43	(8,430)	(8)
+100	104,404	11.95	(2,791)	(3)
0	107,195	12.17	—	—
-100	108,537	12.24	1,342	1
-200	108,749	12.19	1,554	1

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

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2007 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2007.

The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting.

Larry J. Brandt	Sherri R. Billings
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Federal Bancshares of Arkansas, Inc.

Harrison, Arkansas

We have audited the accompanying consolidated statements of financial condition of First Federal Bancshares of Arkansas, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Federal Bancshares of Arkansas, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Federal Bancshares of Arkansas, Inc.

Harrison, Arkansas

We have audited the internal control over financial reporting of First Federal Bancshares of Arkansas, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas

February 26, 2008

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2007 AND 2006

(In thousands, except share data)

ASSETS	2007	2006

Cash and cash equivalents:
Cash and collection items	$12,578	$17,731
Interest bearing deposits with banks	13,809	17,787
Federal funds sold	1,000	—

Total cash and cash equivalents	27,387	35,518

Investment securities—
Held to maturity, at amortized cost (fair value at December 31, 2007 and 2006, of $95,811 and $59,689, respectively)	95,590	60,746
Federal Home Loan Bank stock—at cost	4,433	7,089
Loans receivable, net of allowance at December 31, 2007 and 2006, of $5,162 and $2,572, respectively	601,256	693,095
Accrued interest receivable	9,042	9,999
Real estate owned—net	8,120	3,858
Office properties and equipment—net	24,263	20,384
Cash surrender value of life insurance	20,159	19,396
Prepaid expenses and other assets	1,728	2,390

TOTAL	$791,978	$852,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest bearing	$602,618	$612,937
Noninterest bearing	27,796	39,328

Total deposits	630,414	652,265

Federal Home Loan Bank advances	82,087	120,305
Advance payments by borrowers for taxes and insurance	575	666
Other liabilities	5,239	3,666

Total liabilities	$718,315	$776,902

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value—5,000,000 shares authorized, none issued Common stock, $.01 par value—20,000,000 shares authorized; 10,307,502 shares issued; 4,844,385 and 4,838,962 shares outstanding at December 31, 2007 and 2006, respectively	103	103
Additional paid-in capital	56,653	56,617
Employee stock benefit plans	(42)	(72)
Retained earnings—substantially restricted	87,600	88,068
	144,314	144,716
Treasury stock—at cost; 5,463,117 and 5,468,540 shares at December 31, 2007 and 2006, respectively	(70,651)	(69,143)

Total stockholders’ equity	73,663	75,573

TOTAL	$791,978	$852,475

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands, except earnings per share)

	2007	2006	2005
INTEREST INCOME:
Loans receivable	$45,473	$50,185	$43,057
Investment securities:
Taxable	3,350	2,526	2,181
Nontaxable	721	744	721
Other	882	664	126
Total interest income	50,426	54,119	46,085

INTEREST EXPENSE:
Deposits	23,873	20,643	14,617
Federal Home Loan Bank advances	4,311	6,933	4,987

Total interest expense	28,184	27,576	19,604

NET INTEREST INCOME	22,242	26,543	26,481

PROVISION FOR LOAN LOSSES	4,028	1,482	1,101

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,214	25,061	25,380

NONINTEREST INCOME:
Deposit fee income	4,989	4,839	4,486
Earnings on life insurance policies	763	742	757
Gain on sale of loans	823	924	764
Other	1,194	1,717	929

Total noninterest income	7,769	8,222	6,936

NONINTEREST EXPENSES:
Salaries and employee benefits	13,231	13,464	12,722
Net occupancy expense	2,325	2,405	2,079
Real estate owned, net	1,162	191	58
Data processing	1,513	1,474	1,546
Professional fees	513	381	422
Advertising and public relations	1,145	1,338	1,137
Postage and supplies	857	836	772
Other	2,249	2,432	2,007

Total noninterest expenses	22,995	22,521	20,743

INCOME BEFORE INCOME TAXES	2,988	10,762	11,573

INCOME TAX PROVISION	345	3,379	3,723

NET INCOME	$2,643	$7,383	$7,850

EARNINGS PER SHARE:
Basic	$0.54	$1.48	$1.57

Diluted	$0.54	$1.44	$1.50

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands, except share data)

	Issued			Employee
	Common Stock		Additional	Stock		Treasury Stock		Total
	Shares	Amount	Paid-In Capital	Benefit Plans	Retained Earnings	Shares	Amount	Stockholders’ Equity

BALANCE—January 1, 2005	10,307,502	$103	$54,427	$(582)	$78,261	5,213,482	$(56,908)	$75,301

Net income	—	—	—	—	7,850	—	—	7,850
Release of ESOP shares	—	—	1,575	416	—	—	—	1,991
Stock compensation expense	—	—	—	26	—	—	—	26
Tax effect of stock compensation plans	—	—	625	—	—	—	—	625
Purchase of treasury stock—at cost	—	—	—	—	—	307,887	(7,630)	(7,630)
Treasury shares reissued	—	—	(375)	—	—	(262,529)	2,581	2,206
Dividends paid ($0.50 per share)	—	—	—	—	(2,527)	—	—	(2,527)

BALANCE—December 31, 2005	10,307,502	103	56,252	(140)	83,584	5,258,840	(61,957)	77,842

Net income	—	—	—	—	7,383	—	—	7,383
Release of ESOP shares	—	—	408	104	—	—	—	512
Stock compensation expense	—	—	70	(36)	—	(4,000)	47	81
Tax effect of stock compensation plans	—	—	274	—	—	—	—	274
Purchase of treasury stock—at cost	—	—	—	—	—	354,266	(8,574)	(8,574)
Treasury shares reissued	—	—	(387)	—	—	(140,566)	1,341	954
Dividends paid ($0.58 per share)	—	—	—	—	(2,899)	—	—	(2,899)

BALANCE—December 31, 2006	10,307,502	103	56,617	(72)	88,068	5,468,540	(69,143)	75,573

Net income	—	—	—	—	2,643	—	—	2,643
Stock compensation expense	—	—	9	30	—	—	—	39
Tax effect of stock compensation plans	—	—	481	—	—	—	—	481
Purchase of treasury stock—at cost	—	—	—	—	—	101,542	(2,312)	(2,312)
Treasury shares reissued	—	—	(454)	—	—	(106,965)	804	350
Dividends paid ($0.64 per share)	—	—	—	—	(3,111)	—	—	(3,111)

BALANCE—December 31, 2007	10,307,502	$103	$56,653	$(42)	$87,600	5,463,117	$(70,651)	$73,663

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$2,643	$7,383	$7,850
Adjustments to reconcile net income to net cash provided by operating activities: Provision for loan losses	4,028	1,482	1,101
Provision for real estate losses	494	92	29
Deferred tax provision (benefit)	(1,585)	137	(13)
Accretion of discounts on investment securities, net	(16)	(8)	(2)
Federal Home Loan Bank stock dividends	(303)	(403)	(251)
Loss (gain) on disposition of fixed assets	(3)	(522)	9
Loss (gain) on sale of repossessed assets, net	188	(51)	(8)
Originations of loans held for sale	(59,813)	(67,896)	(56,381)
Proceeds from sales of loans	58,903	70,362	56,127
Gain on sale of loans originated to sell	(823)	(924)	(764)
Depreciation	1,399	1,304	1,185
Amortization of deferred loan fees, net	435	280	167
Release of ESOP shares	—	512	1,991
Earnings on life insurance policies	(763)	(742)	(757)
Stock compensation expense	39	81	26
Changes in operating assets and liabilities:
Accrued interest receivable	957	(2,509)	(3,063)
Prepaid expenses and other assets	699	(953)	304
Other liabilities	437	283	1,921

Net cash provided by operating activities	6,916	7,908	9,471

INVESTING ACTIVITIES:
Purchases of investment securities, held to maturity	(41,488)	(7,533)	(5,559)
Proceeds from maturities/calls of investment securities, held to maturity	9,850	3,490	4,626
Purchase of Federal Home Loan Bank stock	—	—	(3,285)
Federal Home Loan Bank stock redeemed	2,959	1,726	—
Loan originations, net of repayments	76,070	13,762	(87,939)
Loan purchases	(4,763)	(363)	—
Loan participations sold	7,208	3,419	1,787
Proceeds from sales of repossessed assets	3,740	3,700	560
Improvements to real estate owned	(763)	(724)	—
Proceeds from sales of office properties and equipment	10	251	4
Purchases of office properties and equipment	(2,637)	(3,190)	(4,425)

Net cash provided by (used in) investing activities	50,186	14,538	(94,231)

		(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	2007	2006	2005
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(21,851)	$40,598	$29,243
Advances from Federal Home Loan Bank	25,200	55,000	144,343
Repayment of advances from Federal Home Loan Bank	(63,418)	(92,935)	(75,859)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(91)	(181)	90
Purchase of treasury stock	(2,312)	(8,574)	(7,630)
Dividends paid	(3,111)	(2,899)	(2,527)
Stock options exercised	350	954	2,206

Net cash provided by (used in) financing activities	(65,233)	(8,037)	89,866

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(8,131)	14,409	5,106

CASH AND CASH EQUIVALENTS:
Beginning of year	35,518	21,109	16,003

End of year	$27,387	$35,518	$21,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—
Cash paid for:
Interest	$28,483	$26,883	$19,034

Income taxes	$1,157	$3,494	$2,914

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$12,283	$5,997	$935

Loans to facilitate sales of real estate owned	$1,689	—	$30

Investment securities purchased—not settled	$3,190	—	$100

Transfer of real estate owned to office properties and equipment	$2,648	—	—

See notes to consolidated financial statements.		(Concluded)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation—First Federal Bancshares of Arkansas, Inc. (the “Company”) is a unitary holding company that owns all of the stock of First Federal Bank (the “Bank”). The Bank provides a broad line of financial products to individuals and small- to medium-sized businesses. The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive. All material intercompany transactions have been eliminated in consolidation.

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

Investment securities that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Unrealized holding gains and losses are excluded from earnings and reported net of tax in other comprehensive income. Investment securities in the available for sale portfolio may be used as part of the Company’s asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk, or other economic factors. At December 31, 2007 and 2006, the Company did not own any investment securities classified as available for sale.

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

Loans Receivable—The Bank originates and maintains loans receivable that are substantially concentrated in its lending territory (primarily Northwest and Northcentral Arkansas). The majority of the Bank’s loans are residential mortgage loans, commercial real estate loans, and construction loans for residential property. The Bank’s policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Bank.

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

The accrual of interest on loans is generally discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are generally returned to accrual status when payments are made to bring the loan less than 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected.  The Company may continue to accrue interest on certain loans that are 90 days past due or more if such loans are in the process of collection and collection is reasonably assured.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Multifamily residential, commercial real estate, land and land development, and commercial loans that are delinquent or where the borrower’s total loan relationship exceeds $1 million are evaluated on a loan-by-loan basis at least annually.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.  Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Bank considers the characteristics of (1) one- to four-family residential mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type, valuing these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, and economic conditions in the primary market areas.

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

Real Estate Owned, Net—Real estate owned represents foreclosed assets held for sale and is initially recorded at estimated fair value less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less costs to sell. Adjustments for estimated losses are charged to operations when any decline reduces the fair value to less than the carrying value.  Costs and expenses related to major additions and improvements are capitalized while maintenance and repairs that do not extend the lives of the respective assets are expensed.

Office Properties and Equipment, Net—Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation using the straight-line method over the estimated useful lives of the individual assets, which range from 3 to 40 years.

Cash Surrender Value of Life Insurance—Cash surrender value of life insurance represents life insurance purchased by the Bank on a qualifying group of officers with the Bank designated as owner and beneficiary of the policies.  The yield on these policies is used to offset a portion of employment benefit costs.  The policies are recorded on the consolidated statements of financial condition at their cash surrender values with changes in cash surrender values reported in noninterest income.  Death benefits in excess of the cash surrender value are recorded in noninterest income at the time of death.

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

Recent Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, if the holder irrevocably elects to account for the whole instrument on a fair value basis, and clarifies various aspects of SFAS No. 133 and SFAS No. 140 relating to derivative financial instruments and qualifying special-purpose entities holding derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006.  The adoption of this statement did not have a material effect on the financial statements of the Company.

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract as defined in the SFAS. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and allows an entity to choose between amortization or fair value measurement methods for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading without tainting the investment portfolio, provided the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006.  The adoption of this statement did not have a material effect on the financial statements of the Company.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures regarding fair value measurements. The statement applies whenever other standards require or permit that assets or liabilities be measured at fair value. The statement does not require new fair value measurements, but rather provides a definition and framework for measuring fair value, which will result in greater consistency and comparability among financial statements prepared under accounting principles generally accepted in the United States of America. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities and do not expect this adoption to have a material effect on the financial statements of the Company but to enhance the level of disclosure for assets and liabilities for which fair value disclosures are required.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.   We adopted this statement effective January 1, 2008 and have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption; however, we may elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  As a result, this Statement is not applicable to us.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree

b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase

c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The effective date of this Statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  Based on our current activities, we estimate that the adoption of this Statement will not have a material effect on the financial statements of the Company.

2.       RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2007 and 2006, these reserve balances amounted to $436,000 and $508,000, respectively.

3.       INVESTMENT SECURITIES

Investment securities consisted of the following at December 31 (in thousands):

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$17,089	$85	$92	$17,082
U.S. Government and
Agency obligations	78,501	259	31	78,729

Total	$95,590	$344	$123	$95,811

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$16,889	$110	$76	$16,923
U.S. Government and
Agency obligations	43,857	—	1,091	42,766

Total	$60,746	$110	$1,167	$59,689

The following tables summarize the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

	2007
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$1,367	$45	$2,153	$47	$3,520	$92
U.S. Government and
Agency obligations	—	—	9,891	31	9,891	31

	$1,367	$45	$12,044	$78	$13,411	$123

	2006
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$1,914	$19	$3,247	$57	$5,161	$76
U.S. Government and
Agency obligations	2,795	22	39,971	1,069	42,766	1,091

	$4,709	$41	$43,218	$1,126	$47,927	$1,167

The unrealized losses in 2006 are primarily a result of an increase in interest rates during the applicable periods.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

The Company has pledged investment securities held to maturity with carrying values of approximately $46.7 million and $50.2 million at December 31, 2007 and 2006, respectively, as collateral for certain deposits in excess of $100,000.

The scheduled maturities of debt securities at December 31, 2007, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2007
	Amortized	Fair
	Cost	Value

Within one year	$3,390	$3,389
Due from one year to five years	7,580	7,576
Due from five years to ten years	14,805	14,823
Due after ten years	69,815	70,023

Total	$95,590	$95,811

As of December 31, 2007 and 2006, investments with carrying values of approximately $95.0 million and $60.2 million, respectively, have call options held by the issuer, of which approximately $87.5 million and $50.0 million, respectively, are or were callable within one year.

4.       LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2007	2006

Mortgage loans:
One- to four-family residences	$230,005	$257,867
Home equity and second mortgage	34,315	35,192
Commercial real estate	119,681	134,647
Multifamily	15,616	12,203
Land	42,843	47,590
Construction	153,724	195,912

Total mortgage loans	596,184	683,411

Commercial loans	22,713	26,281

Consumer loans:
Automobile	9,531	12,086
Other	14,537	13,815

Total consumer and other loans	24,068	25,901
Less:
Undisbursed loan funds	(36,868)	(40,069)
Unearned discounts and net deferred loan costs	321	143
Allowance for loan losses	(5,162)	(2,572)

Loans receivable—net	$601,256	$693,095

At December 31, 2007 and 2006, loans receivable included loans committed to be sold with net book values of $2.8 million and $1.1 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of such loans at December 31, 2007 and 2006 were $27.8 million and $22.2 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.   Servicing income for the years ended December 31, 2007, 2006, and 2005 was $110,000, $121,000, and $100,000, respectively.

The following is a summary of information pertaining to impaired and nonaccrual loans (in thousands):

	December 31
	2007	2006

Impaired loans without a valuation allowance	$9,269	$5,324
Impaired loans with a valuation allowance	$7,932	$—

Total impaired loans	$17,201	$5,324

Total nonaccrual loans	$33,329	$19,015

Total loans past-due ninety days or more and still accruing	$2,412	$668

	Year Ended
	December 31
	2007	2006

Average investment in impaired loans	$9,760	$3,188

Interest income recognized on impaired loans	$195	$135

Interest income recognized on a cash basis on impaired loans	$—	$—

Interest income recorded during the years ended December 31, 2007, 2006, and 2005 for nonaccrual loans was  $458,000, $403,000, and $35,000, respectively.  Under the original terms, these loans would have reported approximately $2.6 million, $1.5 million, and $169,000, of interest income for the years ended December 31, 2007, 2006, and 2005, respectively.

5.       ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2007	2006

Loans	$7,899	$9,309
Investment securities	1,143	690

Total	$9,042	$9,999

6.       ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

A summary of the activity in the allowances for loan and real estate losses is as follows for the years ended December 31 (in thousands):

	2007		2006		2005
	Loans	Real Estate	Loans	Real Estate	Loans	Real Estate

Balance—beginning of year	$2,572	$—	$2,114	$—	$1,846	$—

Provisions for estimated losses	4,028	494	1,482	93	1,101	30
Recoveries	181	—	171	—	123	—
Losses charged off	(1,619)	(494)	(1,195)	(93)	(956)	(30)

Balance—end of year	$5,162	$—	$2,572	$—	$2,114	$—

7.       OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2007	2006

Land and land improvements	$6,318	$4,993
Buildings and improvements	16,842	15,436
Furniture and equipment	6,324	6,006
Automobiles	484	466
Construction in progress	3,376	1,344

Total	33,344	28,245

Accumulated depreciation	(9,081)	(7,861)

Office properties and equipment—net	$24,263	$20,384

Depreciation expense for the years ended December 31, 2007, 2006, and 2005, amounted to approximately $1.4 million, $1.3 million and $1.2 million, respectively.

8.       DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2007	2006

Checking accounts, including noninterest bearing deposits of $27,796 and $39,328 in 2007 and 2006, respectively	$127,491	$139,372
Money market accounts	51,424	51,827
Savings accounts	25,088	26,824
Certificates of deposit	426,411	434,242

Total	$630,414	$652,265

Overdrafts of checking accounts of $698,000 and $425,000 at December 31, 2007 and 2006, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $125.9 million and $137.2 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, scheduled maturities of certificates of deposit are as follows (in thousands):

Year Ending December 31

2008	$341,859
2009	29,107
2010	20,800
2011	16,264
2012	10,478
2013 and thereafter	7,903

Total	$426,411

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2007	2006	2005

Interest bearing checking accounts	$1,877	$1,394	$412
Money market accounts	1,486	1,503	1,455
Savings and certificate accounts	20,608	17,925	12,854
Early withdrawal penalties	(98)	(179)	(104)

Total	$23,873	$20,643	$14,617

Eligible deposits of the Bank are insured up to $100,000 by the Deposit Insurance Fund of the FDIC.  Effective April 1, 2006, the FDIC increased the federal insurance coverage limit to $250,000 for retirement accounts.

9.       FEDERAL HOME LOAN BANK STOCK AND ADVANCES

The Bank is a member of the Federal Home Loan Bank System. As a member of this system, it is required to maintain an investment in capital stock of the FHLB in an amount equal to the sum of 0.06% of total assets as of the previous December 31 and 4.10% of outstanding advances. No ready market exists for such stock and it has no quoted market value. The carrying value of the stock is its cost.

The Bank pledges eligible collateral for its FHLB advances as defined in its blanket lien agreement with the FHLB as well as its FHLB demand deposit account and FHLB stock. Eligible collateral under the blanket lien includes First Mortgage Collateral (as defined), multifamily residential mortgages meeting the requirements for eligibility as First Mortgage Collateral, U.S. Government and Agency Securities (as defined), privately issued mortgage-backed securities that qualify as eligible collateral under applicable regulations, Federal Home Loan Bank Term Deposit Accounts, and other non-securitized real estate related collateral. Advances at December 31, 2007 and 2006, consisted of the following (in thousands):

	2007		2006
Amounts Maturing in Year Ending	Weighted Average		Weighted Average
December 31	Rate	Amount	Rate	Amount

2007	—%	$—	4.68%	$59,818
2008	4.48	35,905	4.50	30,594
2009	4.54	26,636	4.48	16,308
2010	4.61	9,353	4.36	5,008
2011	4.61	7,514	4.49	6,151
2012	4.56	1,570	4.44	1,317
Thereafter	4.26	1,109	4.26	1,109

Total	4.53%	$82,087	4.58%	$120,305

10.     INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31
	2007	2006	2005

Income tax provision (benefit):
Current:
Federal	$1,800	$2,851	$3,275
State	130	391	461
Total current	1,930	3,242	3,736

Deferred:
Federal	(1,328)	102	(69)
State	(257)	35	56
Total deferred	(1,585)	137	(13)

Total	$345	$3,379	$3,723

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Year Ended December 31
	2007		2006		2005

Taxes at statutory rate	$1,016	34.0%	$3,659	34.0%	$3,935	34.0%
Increase (decrease) resulting from:
State income tax—net	(141)	(4.7)	260	2.4	269	2.3
Earnings on life insurance policies	(259)	(8.7)	(252)	(2.3)	(257)	(2.2)
Nontaxable investments	(203)	(6.8)	(207)	(1.9)	(211)	(1.8)
Other—net	(68)	(2.3)	(81)	(0.8)	(13)	(0.1)

Total	$345	11.5%	$3,379	31.4%	$3,723	32.2%

The Company’s net deferred tax asset (liability) account was comprised of the following at December 31 (in thousands):

	2007	2006

Deferred tax assets:
Allowance for loan losses	$1,977	$985
Real estate owned	147	30

Total deferred tax assets	2,124	1,015

Deferred tax liabilities:
Office properties	(853)	(854)
Federal Home Loan Bank stock	(509)	(692)
Pension plan contribution	(208)	(500)
Prepaid expenses	(106)	(106)

Total deferred tax liabilities	(1,676)	(2,152)

Net deferred tax asset (liability)	$448	$(1,137)

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2007 and 2006. Payment of dividends to shareholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ending December 31, 2004 and forward.

11.     STOCK BASED COMPENSATION

In December 2004, FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) amended SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107 to provide its guidance on the valuation of share-based payments for public companies. SFAS No. 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based  payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. At December 31, 2007, the Company had stock awards outstanding under a Stock Option Plan (the “SOP”) and a Management Recognition and Retention Plan (the “MRR Plan”).

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

Compensation expense related to the amortization of MRR Plan awards was recognized in the income statement prior to the implementation of SFAS No. 123(R). Compensation expense attributable to stock options during the years ended December 31, 2007 and 2006 totaled approximately $10,000 and $16,000, respectively.  Prior to the adoption of SFAS No. 123(R), the Company applied the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees as allowed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, no stock based compensation was recognized in net income for stock options for the year ended December 31, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted were fixed at that point in time.  Had compensation cost for the SOP been determined based on the fair value at the grant dates for awards under the SOP consistent with the methods of SFAS No. 123, the effect on the Company’s pro forma net income and pro forma earnings per share would not have been significant.

Stock Option Plan—The Stock Option Plan provided for a committee of the Company’s Board of Directors to award incentive stock options, non-qualified or compensatory stock options and stock appreciation rights representing up to 1,030,750 shares of Company stock. One-fifth of the options granted vested immediately upon grant, with the balance vesting in equal amounts on the four subsequent anniversary dates of the grant. Options granted vest immediately in the event of retirement, disability, or death. Stock options granted expire in ten years unless grantee terminates employment, in which case the award expires five years after termination date or ten years after grant date, whichever comes first.  The SOP expired during 2007, so no further option grants will be made.

Under the SOP, options have been granted to directors and key employees to purchase common stock of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. Options granted are summarized as follows:

		Options Outstanding December 31, 2007			Options Exercisable December 31, 2007
Year Granted	Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share
1998	11.63	4,000	0.1 years	11.63	4,000	11.63
1999	9.31	1,600	0.1 years	9.31	1,600	9.31
2000	9.13	450	2.7 years	9.13	450	9.13
2001	9.34 - 11.35	9,200	3.3 years	10.67	9,200	10.67
2002	12.32	1,200	2.4 years	12.32	1,200	12.32
2003	12.93 - 16.11	1,712	5.4 years	15.41	1,712	15.41
2004	19.25 - 21.50	2,680	6.1 years	20.29	2,096	20.26
2005	24.81	1,000	7.9 years	24.81	600	24.81
2006	22.40 - 25.50	1,200	7.6 years	24.21	600	24.47
		23,042	3.3 years	13.59	21,458	12.90

A summary of the status of the Company’s SOP as of December 31, 2007, 2006, and 2005, and changes during the years ending on those dates are presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding—January 1, 2005	629,724	$9.82

Exercised	(283,456)	9.67
Granted	1,000	24.81
Expired	(1,200)	9.63
Forfeited	(800)	12.32

Outstanding—December 31, 2005	345,268	$9.98

Exercised	(166,997)	9.74
Granted	1,500	24.47
Expired	—	—
Forfeited	(412)	14.66

Outstanding—December 31, 2006	179,359	$10.30

Exercised	(154,817)	9.80
Granted	—
Expired	(1,200)	8.53
Forfeited	(300)	25.50

Outstanding—December 31, 2007	23,042	$13.59

Management Recognition and Retention Plan—The MRR Plan provided for a committee of the Company’s Board of Directors to award restricted stock to key officers as well as non-employee directors. The MRR Plan authorized the Company to grant up to 412,300 shares of the Company stock, of which 405,688 shares have been granted through December 31, 2007. The MRR Plan expired during 2007, so no further awards will be made.  Compensation expense has been recognized over the vesting period based on the fair market value of the shares on the grant date. Shares granted will be deemed vested in the event of disability or death. Approximately $29,000, $66,000, and $27,000 in compensation expense was recognized during each of the years ended December 31, 2007, 2006 and 2005.

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

Effective June 1, 2006, the Company adopted the First Federal Bancshares of Arkansas, Inc. Employees’ Savings & Profit Sharing Plan and Trust (the “401(k) Plan”).  The Company merged the ESOP into the 401(k) Plan effective June 1, 2006.  Participant accounts under the ESOP will be maintained as a separate source under the 401(k) Plan with ESOP provisions concerning matters such as vesting, withdrawals, loans, dividends, and distributions remaining in effect.  During the years ended December 31, 2006, and 2005, ESOP expense was approximately $508,000, and $2.0 million, respectively.  There was no expense incurred related to the ESOP during 2007.

401(k) Plan—The Company has established a 401(k) Plan whereby substantially all employees participate in the Plan.  Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 100% of the first 3% plus 50% of contributions between 3% and 5% of an employee’s compensation contributed to the Plan.  Matching contributions vest immediately to the employee upon enrollment in the Plan.  During the year ended December 31, 2007 and 2006, 401(k) Plan expense was approximately $309,000 and $174,000, respectively.

Other Postretirement Benefits—The Bank is a participant in a multi-employer retirement plan and therefore separate information is not available. The plan is noncontributory and covers substantially all employees. The plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Net pension expense was approximately $761,000, $745,000 and $660,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

13.     EARNINGS PER SHARE

	Year Ended December 31, 2007
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$2,643	4,865,127	$0.54

Effect of dilutive securities—Stock options	—	15,734

Diluted EPS—Income available to common stockholders and assumed conversions	$2,643	4,880,861	$0.54

	Year Ended December 31, 2006
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$7,383	4,993,229	$1.48

Effect of dilutive securities—Stock options	—	118,553

Diluted EPS—Income available to common stockholders and assumed conversions	$7,383	5,111,782	$1.44

	Year Ended December 31, 2005
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$7,850	4,989,041	$1.57

Effect of dilutive securities—Stock options	—	238,692

Diluted EPS—Income available to common stockholders and assumed conversions	$7,850	5,227,733	$1.50

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

At December 31, 2007, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described )below. At December 31, 2007, the Company had no interests in non-consolidated special purpose entities.

At December 31, 2007, commitments included:

•                  total approved loan origination commitments outstanding amounting to $6.1 million, including approximately $660,000 of loans committed to sell;

•                  rate lock agreements with customers of $3.9 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $2.8 million;

•                  unadvanced portion of construction loans of $36.9 million;

•                  unused lines of credit of $22.4 million;

•                  outstanding standby letters of credit of $110,000;

•                  total predetermined overdraft protection limits of $13.6 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $341.9 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $3.9 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2007.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2007, overdrafts of accounts with Bounce Protection™ represented usage of 4.62% of the limit.

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

	December 31, 2007		December 31, 2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$27,387	$27,387	$35,518	$35,518
Investment securities—held to maturity	95,590	95,811	60,746	59,689
Federal Home Loan Bank stock	4,433	4,433	7,089	7,089
Loans receivable—net	601,256	605,171	693,095	691,367
Cash surrender value of life insurance	20,159	20,159	19,396	19,396
Accrued interest receivable	9,042	9,042	9,999	9,999
Commitments	7	7	21	21

LIABILITIES:
Deposits:
Checking, money market and savings accounts	204,003	204,003	218,023	218,023
Certificates of deposit	426,411	428,859	434,242	433,211
Federal Home Loan Bank advances	82,087	82,379	120,305	119,803
Accrued interest payable
Advance payments by borrowers for taxes and insurance	575	575	666	666
Commitments	7	7	21	21

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

The fair value of checking accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit and Federal Home Loan Bank advances is estimated using the rates currently offered for deposits of similar terms and advances of similar remaining maturities at the reporting date. For advance payments by borrowers, for taxes and insurance and for accrued interest payable the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 2007 and 2006, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum core (Tier I leverage), Tier I risk-based, and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:

Tangible Capital to Tangible Assets	$72,996	9.22%	$11,875	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	72,996	9.22%	31,666	4.00%	$39,582	5.00%

Total Capital to Risk-Weighted Assets	75,185	13.20%	45,550	8.00%	56,937	10.00%

Tier I Capital to Risk-Weighted Assets	72,996	12.82%	N/A	N/A	34,162	6.00%

As of December 31, 2006:

Tangible Capital to Tangible Assets	$74,625	8.76%	$12,779	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	74,625	8.76%	34,078	4.00%	$42,597	5.00%

Total Capital to Risk-Weighted Assets	76,500	11.94%	51,235	8.00%	64,044	10.00%

Tier I Capital to Risk-Weighted Assets	74,625	11.65%	N/A	N/A	38,426	6.00%

19.     RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests was approximately $1.2 and $1.0 million at December 31, 2007 and 2006, respectively.

Deposits from related parties held by the Bank at December 31, 2007 and 2006 amounted to $6.1 million and $5.2 million, respectively.

20.     PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2007 and 2006, and condensed statements of income and of cash flows for each of the three years in the period ended December 31, 2007, for First Federal Bancshares of Arkansas, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

           FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

           (Parent Company Only)

           CONDENSED STATEMENTS OF FINANCIAL CONDITION

           DECEMBER 31, 2007 AND 2006

           (In thousands)

ASSETS	2007	2006
Cash and cash equivalents (deposits in Bank)	$97	$23
Loan to Bank subsidiary	236	377
Accrued interest receivable	3	7
Investment in Bank	73,193	74,881
Other assets	286	593

TOTAL	$73,815	$75,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$152	$308
Stockholders’ equity	73,663	75,573

TOTAL	$73,815	$75,881

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands)

	2007	2006	2005

INCOME:
Dividends from the Bank	$5,000	$8,000	$7,000
Interest income—loan to the Bank	50	52	45

Total income	5,050	8,052	7,045

EXPENSES:
Management fees	66	66	66
Other operating expenses	290	259	230

Total expenses	356	325	296

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	4,694	7,727	6,749

INCOME TAX BENEFIT	118	105	96

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	4,812	7,832	6,845

EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	(2,169)	(449)	1,005

NET INCOME	$2,643	$7,383	$7,850

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands)

	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$2,643	$7,383	$7,850
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss (earnings) of Bank	2,169	449	(1,005)
Release of ESOP shares	—	512	1,991
Stock compensation expense	39	81	26
Changes in operating assets and liabilities:
Accrued interest receivable	4	(2)	(2)
Other assets	307	(40)	149
Accrued expenses and other liabilities	(156)	163	108

Net cash provided by operating activities	5,006	8,546	9,117

INVESTING ACTIVITIES—
Loan to Bank, net of repayments	141	1,669	(1,045)

Net cash provided by (used in) investing activities	141	1,669	(1,045)

FINANCING ACTIVITIES:
Purchase of treasury stock	(2,312)	(8,574)	(7,630)
Dividends paid	(3,111)	(2,899)	(2,527)
Stock options exercised	350	954	2,206

Net cash used in financing activities	(5,073)	(10,519)	(7,951)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74	(304)	121

CASH AND CASH EQUIVALENTS:
Beginning of period	23	327	206

End of period	$97	$23	$327

******

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2007	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$11,622	$12,381	$13,196	$13,227
Interest expense	6,840	7,086	7,150	7,108
Net interest income	4,782	5,295	6,046	6,119
Provision for loan losses	367	1,330	370	1,961
Net interest income after provision for loan losses	4,415	3,965	5,676	4,158
Noninterest income	1,955	1,995	1,961	1,858
Noninterest expense	5,659	5,809	5,461	6,066
Income (loss) before income taxes	711	151	2,176	(50)
Income tax provision (benefit)	62	(150)	642	(209)
Net income	$649	$301	$1,534	$159

Earnings per share(1):
Basic	$0.13	$0.06	$0.32	$0.03
Diluted	$0.13	$0.06	$0.32	$0.03

Selected Ratios (Annualized):
Net interest margin	2.66%	2.88%	3.19%	3.19%
Return on average assets	0.33	0.15	0.74	0.08
Return on average equity	3.51	1.60	8.19	0.84

YEAR ENDED DECEMBER 31, 2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$13,610	$13,681	$13,737	$13,091
Interest expense	7,377	7,307	6,704	6,188
Net interest income	6,233	6,374	7,033	6,903
Provision for loan losses	354	484	359	285
Net interest income after provision for loan losses	5,879	5,890	6,674	6,618
Noninterest income	1,890	2,013	2,033	2,286
Noninterest expense	5,755	5,449	5,326	5,991
Income before income taxes	2,014	2,454	3,381	2,913
Income tax provision	591	754	1,106	928
Net income	$1,423	$1,700	$2,275	$1,985

Earnings per share(1):
Basic	$0.30	$0.34	$0.45	$0.39
Diluted	$0.29	$0.33	$0.44	$0.38

Selected Ratios (Annualized):
Net interest margin	3.14%	3.12%	3.46%	3.43%
Return on average assets	0.66	0.77	1.04	0.92
Return on average equity	7.29	8.54	11.57	10.19

(1)  Basic and diluted shares outstanding are summarized below.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2007
Basic weighted—average shares	4,857,406	4,865,007	4,868,377	4,869,855
Effect of dilutive securities	4,555	7,700	16,140	38,509
Diluted weighted—average shares	4,861,961	4,872,707	4,884,517	4,908,364

YEAR ENDED DECEMBER 31, 2006
Basic weighted—average shares	4,910,493	5,006,730	5,024,563	5,032,320
Effect of dilutive securities	102,079	111,206	118,702	143,188
Diluted weighted—average shares	5,012,572	5,117,936	5,143,265	5,175,508

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, late in the first quarter of 2007, the Company migrated its operational software system from one product to another offered by its software vendor.  This migration affected the deposit and loan processing functions of the Bank.  Extensive data verification processes were performed throughout the Bank leading up to the conversion.  In addition, our internal audit department reviewed the financial reporting control activities and narratives for each of the Company’s business cycles that had previously been identified for the Company’s testing of internal control over financial reporting.   Each major area of the Company that has a direct impact on the creation of data that is used in the financial reporting process asserted that the conversion did not create material changes in the Company’s system of internal controls over financial reporting.

The Company continues to evaluate and resolve post-conversion issues. The Company’s internal audit department began detailed analysis to identify any significant changes in the quality of internal control over financial reporting as a result of the conversion in the latter part of the second quarter.  This evaluation was completed in the fourth quarter.

Item 9B.  Other Information.

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference from the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our definitive Proxy Statement (“2008 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on April 23, 2008. The 2008 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2007.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2008 Proxy Statement.

The information regarding the audit committee and audit committee financial experts is incorporated by reference herein from the subsection entitled “Committees and Meetings of the Board of the Company and the Bank” in the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our 2008 Proxy Statement.

The information regarding the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is incorporated herein by reference from the subsection entitled—“Code of Ethics for Executive Officers and Financial Professionals” in the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our 2008 Proxy Statement.

Item 11.  Executive Compensation.

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation” in our 2008 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management and Related Stockholder Matters” and information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference from the subsection entitled “Equity-Based Compensation Plans” in our 2008 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Transactions with Certain Related Persons” in our 2008 Proxy Statement.

Information regarding director independence is incorporated herein by reference from the subsection entitled “Election of Directors” in the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our 2008 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled “Relationship with Independent Registered Public Accounting Firm” in our 2008 Proxy Statement.

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

(b) Exhibit Index.

2.1*	Plan of Conversion

3.1*	Articles of Incorporation of First Federal Bancshares of Arkansas, Inc.

3.2	Amended and Restated Bylaws of First Federal Bancshares of Arkansas, Inc.

4.0**	Stock Certificate of First Federal Bancshares of Arkansas, Inc.

10.6***	Employment Agreement between the Company, the Bank and Larry J. Brandt as amended and restated

10.7***	Employment Agreement between the Company, the Bank and Tommy W. Richardson as amended and restated

10.8***	Employment Agreement between the Company, the Bank and Sherri R. Billings as amended and restated

10.9***	Change in Control Severance Agreement between the Company, the Bank and Jeffrey Brandt as amended and restated

10.10***	Change in Control Severance Agreement between the Company, the Bank and Allen Ross Mallioux as amended and restated

21.0	Subsidiaries of the Registrant - Reference is made to
“Item 1 Business - Subsidiaries” for the required information

23.0	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certification of the CEO

32.2	Section 906 Certification of the CFO

(*)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-612) filed with the SEC.

(**)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the SEC.

(***)	Incorporated herein by reference from the Company’s Statement on Form 8-K filed with the SEC.

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

/s/ Larry J. Brandt	February 26, 2008
Larry J. Brandt
President and Chief Executive Officer

/s/ John P. Hammerschmidt	February 26, 2008
John P. Hammerschmidt
Chairman

/s/ Jeff Brandt	February 26, 2008
Jeff Brandt
Director

/s/ Kenneth C. Savells	February 26, 2008
Kenneth C. Savells
Director

/s/ Frank Conner	February 26, 2008
Frank Conner
Director

/s/ Sherri R. Billings	February 26, 2008
Sherri R. Billings
Executive Vice President and Chief Financial and Accounting Officer