Form 10-Q
period 2008-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2008-05-02
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☐          No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 21, 2008, there were issued and outstanding 4,848,385 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2008 and December 31, 2007 (unaudited)	1

	Consolidated Statements of Income for the three months ended March 31, 2008 and 2007 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

Part II.

Other Information

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$50,700	$27,387
Investment securities held to maturity	120,864	95,590
Federal Home Loan Bank stock	4,482	4,433
Loans receivable, net	584,984	601,256
Accrued interest receivable	7,804	9,042
Real estate acquired in settlement of loans, net	11,234	8,120
Office properties and equipment, net	24,878	24,263
Cash surrender value of life insurance	19,821	20,159
Prepaid expenses and other assets	4,291	1,728

TOTAL ASSETS	$829,058	$791,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$656,913	$630,414
Federal Home Loan Bank advances	87,634	82,087
Advance payments by borrowers for taxes and insurance	723	575
Other liabilities	9,763	5,239
Total liabilities	755,033	718,315

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 4,848,385 and 4,844,385 shares outstanding at March 31, 2008 and December 31, 2007, respectively	103	103
Additional paid-in capital	56,646	56,653
Employee stock benefit plans	(37)	(42)
Retained earnings-substantially restricted	87,912	87,600
	144,624	144,314
Treasury stock, at cost, 5,459,117 and 5,463,117 shares at March 31, 2008 and December 31, 2007, respectively	(70,599)	(70,651)
Total stockholders’ equity	74,025	73,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$829,058	$791,978

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007

INTEREST INCOME:
Loans receivable	$9,975	$12,201
Investment securities:
Taxable	1,207	656
Nontaxable	186	182
Other	168	188
Total interest income	11,536	13,227

INTEREST EXPENSE:
Deposits	5,568	5,848
Other borrowings	903	1,260
Total interest expense	6,471	7,108

NET INTEREST INCOME	5,065	6,119

PROVISION FOR LOAN LOSSES	1,528	1,961

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,537	4,158

NONINTEREST INCOME:
Deposit fee income	1,211	1,157
Earnings on life insurance policies	1,371	189
Gain on sale of loans	175	226
Other	447	286
Total noninterest income	3,204	1,858

NONINTEREST EXPENSES:
Salaries and employee benefits	3,387	3,443
Net occupancy expense	639	623
Real estate owned, net	430	162
Data processing	318	454
Professional fees	130	141
Advertising and public relations	342	359
Postage and supplies	239	275
Other	586	609
Total noninterest expenses	6,071	6,066

INCOME (LOSS) BEFORE INCOME TAXES	670	(50)
INCOME TAX BENEFIT	(417)	(209)
NET INCOME	$1,087	$159

EARNINGS PER SHARE:
Basic	$0.22	$0.03

Diluted	$0.22	$0.03

Cash Dividends Declared	$0.16	$0.16

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-In	Employee Stock Benefit	Retained Earnings (Substantially
	Shares	Amount	Capital	Plans	Restricted)

Balance, January 1, 2008	10,307,502	$103	$56,653	$(42)	$87,600
Net income					1,087
Tax effect of stock compensation plan			(2)
Treasury shares reissued due to exercise of stock options			(6)
Stock compensation expense			1	5
Dividends paid					(775)

Balance, March 31, 2008	10,307,502	$103	$56,646	$(37)	$87,912

	Treasury Stock		Total Stockholders’
	Shares	Amount	Equity

Balance, January 1, 2008	5,463,117	$(70,651)	$73,663
Net income			1,087
Tax effect of stock compensation plan			(2)
Treasury shares reissued due to exercise of stock options	(4,000)	52	46
Stock compensation expense			6
Dividends paid			(775)

Balance, March 31, 2008	5,459,117	$(70,599)	$74,025

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES:
Net income	$1,087	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,528	1,961
Provision for real estate losses	229	74
Deferred tax benefit	(331)	(788)
Accretion of discounts on investment securities, net	(35)	(9)
Federal Home Loan Bank stock dividends	(49)	(98)
Gain on disposition of office properties and equipment, net	(18)	(2)
Loss on sale of repossessed assets, net	53	43
Originations of loans held for sale	(10,950)	(16,100)
Proceeds from sales of loans held for sale	12,110	16,076
Gain on sale of loans originated to sell	(175)	(226)
Depreciation	358	354
Amortization of deferred loan fees, net	74	91
Stock compensation expense	6	14
Earnings on life insurance policies	(1,371)	(189)
Changes in operating assets and liabilities:
Accrued interest receivable	1,238	(286)
Prepaid expenses and other assets	(561)	191
Other liabilities	218	236
Net cash provided by operating activities	3,411	1,501

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(60,638)	(6,299)
Proceeds from maturities/calls of investment securities held to maturity	39,701	4,320
Federal Home Loan Bank stock redeemed	—	1,315
Loan participations sold	—	4,907
Loan participations purchased	(451)	—
Net loan repayments	10,621	16,090
Proceeds from sales of repossessed assets	355	1,165
Improvements to real estate owned	(196)	(148)
Proceeds from sales of office properties and equipment	30	6
Purchases of office properties and equipment	(985)	(651)
Net cash provided by (used in) investing activities	(11,563)	20,705

FINANCING ACTIVITIES:
Net increase in deposits	26,499	2,128
Advances from FHLB	15,000	4,000
Repayment of advances from FHLB	(9,453)	(21,751)
Net decrease in advance payments by borrowers for taxes and insurance	148	202
Purchase of treasury stock	—	(1,389)
Reissued treasury stock	46	265
Dividends paid	(775)	(779)
Net cash provided by (used in) financing activities	31,465	(17,324)

Net increase in cash and cash equivalents	23,313	4,882
		(Continued)

	Three Months Ended March 31,
	2008	2007

CASH AND CASH EQUIVALENTS:
Beginning of period	$27,387	$35,518
End of period	$50,700	$40,400

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,416	$7,253
Income taxes	$—	$2

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$5,323	$150
Loans to facilitate sales of real estate owned	$1,808	$—
Investment securities traded, recorded in investments not yet settled in cash	$7,492	$—

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

The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, contained in the Company’s 2007 Annual Report to Stockholders.

Note 2 – Recently Adopted Accounting Standards

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as of January 1, 2008. See Note 6.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities,, as of January 1, 2008 and have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption; however, we may elect to measure future eligible financial assets or liabilities at fair value.

Note 3 – Accounting Standards Issued Not Yet Effective

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, effective for financial statements issued for fiscal years beginning after November 15, 2008. The objective of this statement is to provide enhanced disclosures about derivative instruments and related hedging items. Based on the Bank’s current activities, we estimate that the adoption of this statement will not have a material effect on the financial statements of the Company.

Note 4 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008	2007
Basic weighted - average shares	4,848,297	4,869,855
Effect of dilutive securities	2,338	38,509
Diluted weighted - average shares	4,850,635	4,908,364

Note 5 – Allowances for Loan and Real Estate Losses

A summary of the activity in the allowances for loan and real estate losses is as follows for the quarters ended March 31 (in thousands):

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$5,162	$—	$2,572	$—

Provisions for estimated losses	1,528	229	1,961	74
Recoveries	136	—	49	—
Losses charged off	(719)	(229)	(288)	(74)

Balance—end of period	$6,107	$—	$4,294	$—

The provision for loan losses decreased between the periods listed above primarily due to a $1.4 million specific loan loss allowance on two phases of a subdivision recorded at March 31, 2007, compared to an increase in specific loan loss allowances for the quarter ended March 31, 2008 of approximately $666,000.

Note 6 – Fair Value Measurement

Effective January 1, 2008, the Bank adopted SFAS 157, which provides a framework for measuring fair value. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The assets presented at fair value on the Bank’s financial statements are related to real estate owned, net, and impaired loans, both of which are valued based on Level 3 inputs. Management utilizes appraisals, listing prices, market information from local realtors and market research reports to base the fair value measurement.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31, 2007	Additions	Fair Value Adjustments	Transfers Out	Gain (Loss)	March 31, 2008
	(in thousands)
Real estate owned, net	$8,120	$5,500	$(229)	$(2,111)	$(46)	$11,234
Impaired loans	14,894	1,128	(378)	—	—	15,644

Realized and unrealized gains and losses on real estate owned are recognized in noninterest expenses in the consolidated statements of income under the caption “Real estate owned, net.”  Gains on sales of real estate owned which are financed by the Bank are deferred in certain circumstances and recognized as the borrower pays down the related loan. Fair value adjustments to impaired loans are recorded through the allowance for loan losses.

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between March 31, 2008 and December 31, 2007 are presented in the following table (dollars in thousands). Material changes between the periods are discussed in the sections which follow the table.

	March 31,	December 31,	Increase	Percentage
	2008	2007	(Decrease)	Change
ASSETS
Cash and cash equivalents	$50,700	$27,387	$23,313	85.1%
Investment securities held to maturity	120,864	95,590	25,274	26.4
Federal Home Loan Bank stock	4,482	4,433	49	1.1
Loans receivable, net	584,984	601,256	(16,272)	(2.7)
Accrued interest receivable	7,804	9,042	(1,238)	(13.7)
Real estate owned, net	11,234	8,120	3,114	38.4
Office properties and equipment, net	24,878	24,263	615	2.5
Prepaid expenses and other assets	24,112	21,887	2,225	10.2

TOTAL	$829,058	$791,978	$37,080	4.7%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$656,913	$630,414	$26,499	4.2%
Federal Home Loan Bank advances	87,634	82,087	5,547	6.8
Other liabilities	10,486	5,814	4,672	80.4

Total liabilities	755,033	718,315	36,718	5.1

STOCKHOLDERS’ EQUITY	74,025	73,663	362	0.5

TOTAL	$829,058	$791,978	$37,080	4.7%

BOOK VALUE PER SHARE	$15.27	$15.21

EQUITY TO ASSETS	8.9%	9.3%

Loans Receivable. Changes in loan composition between March 31, 2008 and December 31, 2007 are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase
	2008	2007	(Decrease)	% Change

One- to four-family residences	$228,803	$230,005	$(1,202)	(0.5)%
Home equity lines of credit and second mortgage	35,240	34,315	925	2.7
Multi-family	18,011	15,616	2,395	15.3
Commercial real estate	118,115	117,548	567	0.5
Land	44,369	42,843	1,526	3.6
Construction:
One- to four-family residences	17,858	20,815	(2,957)	(14.2)
Speculative one-to four-family residences	29,345	40,893	(11,548)	(28.2)
Multi-family	18,904	18,632	272	1.5
Commercial real estate	16,773	31,239	(14,466)	(46.3)
Land development	39,232	42,145	(2,913)	(6.9)
Total construction loans	122,112	153,724	(31,612)	(20.6)
Total mortgage loans	566,650	594,051	(27,401)	(4.6)

Commercial	24,344	24,846	(502)	(2.0)

Automobile	9,153	9,531	(378)	(4.0)
Other	13,902	14,537	(635)	(4.4)
Total consumer	23,055	24,068	(1,013)	(4.2)

Total loans receivable	614,049	642,965	(28,916)	(4.5)

Undisbursed loan funds	(23,344)	(36,868)	13,524	(36.7)
Deferred loan costs – net	386	321	65	20.2
Allowance for loan losses	(6,107)	(5,162)	(945)	18.3

Loans receivable, net	$584,984	$601,256	$(16,272)	(2.7)%

The decrease in the Bank’s loan portfolio was primarily due to continued softening of the housing market in the Bank’s market area. Market data indicates an overall decrease in home sales in Benton and Washington counties in 2008 and 2007. The Bank’s loan originations were down 21.8% for the quarter ended March 31, 2008, compared to the first quarter of 2007. Although the Northwest Arkansas region continues to experience a strong job market and population growth, the supply of new residential lots and new speculative homes for sale has outpaced demand during the past several years. We expect this trend to continue for the foreseeable future given the level of oversupply in the market.

Asset Quality. The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	March 31, 2008	December 31, 2007	Increase (Decrease)	Percentage Change
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$6,845	$6,800	$45	0.7%
Home equity and second mortgage	1,329	1,194	135	11.3
Speculative one- to four-family construction	2,347	4,934	(2,587)	(52.4)
Land development	11,460	11,428	32	0.3
Land	2,505	1,311	1,194	91.1
Commercial real estate	4,472	4,027	445	11.1
Commercial loans	2,617	3,367	(750)	(22.3)
Consumer loans	267	268	(1)	(0.4)
Total nonaccrual loans	31,842	33,329	(1,487)	(4.5)

Accruing loans 90 days or more past due	2,878	2,412	466	19.3
Real estate owned	11,234	8,120	3,114	38.3

Total nonperforming assets	$45,954	$43,861	$2,093	4.8%

Total nonaccrual, accruing loans 90 days or more past due and restructured loans as a percentage of total loans receivable	5.65%	5.56%

Total nonperforming assets as a percentage of total assets	5.54%	5.54%

The decrease in nonaccrual loans is primarily related to the transfer of nonaccrual speculative single family construction loans to real estate owned, which was offset somewhat by an increase in nonaccrual land loans. The Northwest Arkansas market continues to experience an oversupply of lots and speculative homes. Certain of the Bank’s homebuilders are experiencing extended marketing times for the sale of their homes which has resulted in inadequate cash flow to service the interest carry on their loans. The specific loan loss allowance related to loans to builders and developers was approximately $2.9 million at March 31, 2008.

We expect a significant amount of the nonaccrual real estate loans to eventually migrate to real estate owned as $17.6 million of the nonaccrual real estate loans reported above are in some stage of the foreclosure process as of March 31, 2008. Therefore we expect real estate owned and associated expenses to continue to increase in future periods as such loans migrate from loans to real estate owned.

The level of nonaccrual speculative construction loans, land development loans and commercial real estate loans is attributable primarily to six loan relationships totaling $18.9 million, or 59% of nonaccrual loans. These relationships are described in more detail in the paragraphs that follow.

The first relationship totaled $5.9 million at March 31, 2008, and is comprised of two subdivision loans totaling $5.4 million and the borrower’s primary residence totaling approximately $520,000. Foreclosure proceedings have begun on the subdivision and the borrower has filed for bankruptcy protection. The subdivision loans represent two phases of the same subdivision located in Lowell, Arkansas, one of which is complete and the other is approximately 10% complete. Since the time the loans were originated, market conditions have deteriorated and a subdivision across the street from this subdivision has gone into default. We are aware that the financial institution that obtained those lots liquidated them in bulk at a substantial discount, which had an adverse effect on the value of the lots in the subdivision securing the Bank’s loan. As a result, we ordered appraisals in the first quarter of 2007 on both phases of the subdivision which used discounted cash flow analysis for the complete phase, given the extended selling period that would be necessary under current market conditions, and a land only valuation on the incomplete phase given the decreasing likelihood that these lots would be developed. These appraisals resulted in a specific loan loss allowance totaling $1.4 million on this subdivision initially recorded in the first quarter of 2007. These subdivision loans are also the subject of litigation alleging fraud and negligence, among other complaints, that the Bank has filed against various parties to the loan. The Bank may be able to recover some of its loss through this litigation, although at this time the Bank cannot give any assurances as to the amount of a recovery, if any. Due to the nature of these loans, the uncertain nature of the legal process, and the possibility of continued adverse changes in market conditions, we may incur losses in the future in excess of the amount estimated as of March 31, 2008.

The second relationship totaled $2.2 million at March 31, 2008, and is comprised of a subdivision located in Cave Springs, Arkansas. The subdivision is 100% complete. The Bank obtained an updated valuation on the subdivision using discounted cash flow analysis. Due to the market conditions and the oversupply of lots in Northwest Arkansas, the valuation indicated lower lot prices and an extended marketing time over that in the original appraisal obtained when the loan was originated. Based on the estimated fair value of the collateral, a specific loan loss allowance totaling $885,000 was recorded during the third quarter of 2007. Based on the nature of this loan and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the amount estimated as of March 31, 2008.

The third relationship totaled $2.8 million, which consisted of a $2.1 commercial loan secured by commercial real estate, franchise rights, inventory and equipment, a $650,000 loan on the borrower’s primary residence, and a $20,000 unsecured loan. The loans in this relationship became over 90 days past due during the third quarter of 2007. Based on the borrower’s workout plans, these loans were maintained on accrual status at that time. However, due to the passage of time with no progress on the workout plan, we placed the loans on nonaccrual status during the fourth quarter of 2007. The borrower is selling all of the collateral securing his loans and has entered into sales contracts on some of the franchises. During the first quarter of 2008 one of the franchise sales closed and the Bank received proceeds from this sale. However, the Bank agreed to accept less than the full amount of proceeds as part of the workout. Based on this and other valuation changes during the first quarter, the Bank recorded an additional $350,000 in specific loan loss allowances, bringing the total specific allowance to $373,000 with respect to this relationship as of March 31, 2008.

The fourth relationship totaled $2.1 million and represents a single commercial real estate loan secured by a convenience store, car wash, and retail space. This loan became over 90 days past due during the third quarter of 2007. Based on our expectation that the guarantors would cooperate with us on a workout plan and our assessment of their financial strength, these loans were maintained on accrual status at that time. However, due to the passage of time with no progress on a workout plan, we placed this loan on nonaccrual status during the fourth quarter of 2007. In the event of a foreclosure and a possible deficiency judgment, we believe sufficient net worth exists among the guarantors to satisfy their obligation. As of March 31, 2008, based on the then current estimated fair value of the collateral, the Bank estimates it will incur no loss.

The fifth relationship totaled $4.8 million at March 31, 2008, and is comprised primarily of $3.8 million in land development loans for a 110 lot subdivision in Springdale, Arkansas, as well as seven loans totaling approximately $950,000 for a speculative single-family residence, a pre-sold custom home, a single family residence, a rental property, and land. This borrower has filed for bankruptcy protection. We have estimated losses of $15,000 at March 31, 2008. However, based on factors such as the potential adverse changes in market conditions, we may incur losses greater than that amount.

The sixth relationship totaled $1.1 million at March 31, 2008, and is comprised primarily of loans totaling $1.0 million for 35 completed lots in a subdivision located in Pea Ridge, Arkansas, and a $96,000 loan on a completed speculative home. As of March 31, 2008, based on the then current estimated fair value of the collateral, the Bank estimates it will incur no loss. Based on the nature of this loan and the possibility of continued adverse changes in the market conditions, we may incur losses in the future.

Accruing loans 90 days or more past due at March 31, 2008, primarily consisted of one loan whose past due interest is expected to be paid after March 31, 2008.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated.

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
Real estate owned
One- to four-family residential	$2,175	$1,566
Speculative one- to four-family construction(1)	7,199	5,956
Land	1,032	598
Commercial real estate	828	—
Total real estate owned	$11,234	$8,120

(1)                        At March 31, 2008 $5.5 million of these properties are 100% complete. The remainder range from 85% to 97% complete.

The Bank is diligently working to dispose of its REO and has dedicated an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, market research reports, and our own market evaluations to make pricing and selling decisions.   The Bank’s Chief Lending Officer, loan officer, credit manager, special assets officer, and team members in the collections department all work

together in this endeavor.   The Bank’s goal is to liquidate these properties as soon as possible without incurring extraordinary losses due to quick sale pricing. During the quarter ended March 31, 2008, the Bank originated loans to facilitate the sales of real estate owned totaling $1.8 million. The Bank offers attractive rates and financing options to prospective buyers of real estate owned to help facilitate sales.

Allowance for Loan Losses. A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$5,162	$2,572
Provisions for estimated losses	1,528	1,961
Recoveries	136	49
Losses charged off	(719)	(288)
Balance at end of period	$6,107	$4,294

Changes in the composition of the allowance for loan losses between March 31, 2007 and December 31, 2006 are presented in the following table (in thousands):

	March 31,	December 31,
	2008	2007	Increase
General	$2,546	$2,267	$279
Specific	3,561	2,895	666
	$6,107	$5,162	$945

The general component of the allowance for loan losses increased primarily due to increases in the loss factors applied to single family residential loans, speculative single family construction loans and land development loans, partially offset by decreases in the related loan balances. These loss factors were increased due to the recent loss history on these types of loans. The specific component of the allowance for loan losses increased primarily due to specific allowances on one borrower. See “Asset Quality.”

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

Although we consider the allowance for loan losses of approximately $6.1 million adequate to cover losses inherent in our loan portfolio at March 31, 2008, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities. Changes in the composition of investment securities held to maturity between March 31, 2008 and December 31, 2007 are presented in the following table (in thousands).

	March 31,	December 31,
	2008	2007	Increase
U.S. Government and agency obligations	$103,174	$78,501	$24,673
Municipal securities	17,690	17,089	601
Total	$120,864	$95,590	$25,274

During the first three months of 2008, investment securities totaling $64.9 million with an average tax equivalent yield of 6.07% were purchased and $39.7 million matured or were called.

At March 31, 2008, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$103,174	$103,708
Municipal securities	17,690	17,646
Total	$120,864	$121,354

Accrued Interest Receivable. The decrease in accrued interest receivable was primarily due to a decrease in the loans receivable balance as well as a decrease in the loan yield at March 31, 2008 compared to December 31, 2007.

Real Estate Owned, net. Changes in the composition of real estate owned between March 31, 2008 and December 31, 2007 are presented in the following table (dollars in thousands).

	December 31, 2007	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Gain (Loss)	March 31, 2008
One- to four-family residential	$1,566	$763	$(65)	$(65)	$(24)	$2,175
Speculative one- to four-family	5,956	3,392	(146)	(1,981)	(22)	7,199
Land	598	517	(18)	(65)	—	1,032
Commercial real estate	—	828	—	—	—	828
	$8,120	$5,500	$(229)	$(2,111)	(46)	$11,234

(1) Net sales proceeds include $1.8 million of loans made by the Bank to facilitate the sale of real estate owned.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased by $2.2 million from December 31, 2007 to March 31, 2008 primarily due to a $1.7 million receivable for a death benefit claim on our life insurance policies recorded in the first quarter of 2008.

Deposits.  Changes in the composition of deposits between March 31, 2008 and December 31, 2007 are presented in the following table (dollars in thousands).

	March 31, 2008	December 31, 2007	Increase (Decrease)	Percentage Change

Checking accounts	$161,315	$127,491	$33,824	26.5%
Money Market accounts	51,713	51,424	289	0.6
Savings accounts	25,073	25,088	(15)	(0.1)
Certificates of deposit	418,812	426,411	(7,599)	(1.8)

Total deposits	$656,913	$630,414	$26,499	4.2%

Deposits increased in the comparison period, primarily due to an increase in checking accounts related to public unit deposits and focused marketing efforts to increase checking accounts with a checking product which has a higher interest rate than the Bank’s other checking account products.  To earn the maximum rate under the new product, customers must qualify based on usage of electronic banking services such as debit card transactions, e-statements, and direct deposits or automatic payments. The Bank will continue to promote checking accounts by targeting households and small- and medium-sized business accounts with its direct mail campaign and “thank you” gifts.   Checking accounts are an attractive source of funds for the Bank as they offer overall low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Other Liabilities.  Other liabilities increased primarily due to an increase in investment security purchases which settled after period end from $3.2 million at December 31, 2007, to $7.5 million at March 31, 2008.

Stockholders’ Equity.  Stockholders’ equity increased approximately $362,000 from December 31, 2007 to March 31, 2008.  The increase in stockholders’ equity was primarily due to net income totaling $1.1 million during the first three months of 2008.  In addition, during the three months ended March 31, 2008, cash dividends of approximately $775,000 were paid.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2008 for more detail.

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

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$601,996	$9,975	6.63%	$686,419	$12,201	7.11%
Investment securities(2)	105,254	1,393	5.29	66,961	838	5.00
Other interest-earning assets	21,159	168	3.18	14,650	188	5.13
Total interest-earning assets	728,409	11,536	6.34	768,030	13,227	6.89
Noninterest-earning assets	72,425			66,206
Total assets	$800,834			$834,236
Interest-bearing liabilities:
Deposits	$632,954	5,568	3.52	$641,633	5,848	3.65
FHLB advances	84,870	903	4.25	110,491	1,260	4.56
Total interest-bearing liabilities	717,824	6,471	3.61	752,124	7,108	3.78
Noninterest-bearing liabilities	8,856			6,201
Total liabilities	726,680			758,325
Stockholders’ equity	74,154			75,911
Total liabilities and stockholders’ equity	$800,834			$834,236

Net interest income		$5,065			$6,119
Net earning assets	$10,585			$15,906
Interest rate spread			2.73%			3.11%
Net interest margin			2.78%			3.19%
Ratio of interest-earning assets to interest-bearing liabilities			101.47%			102.11%

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

	Three Months Ended March 31,
	2008 vs. 2007
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)

Interest income:
Loans receivable	$(1,501)	$(827)	$102	$(2,226)
Investment securities	478	49	28	555
Other interest-earning assets	83	(71)	(32)	(20)
Total interest-earning assets	(940)	(849)	98	(1,691)

Interest expense:
Deposits	(80)	(203)	3	(280)
FHLB advances	(292)	(85)	20	(357)
Total interest-bearing liabilities	(372)	(288)	23	(637)
Net change in net interest income	$(568)	$(561)	$75	$(1,054)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended March 31, 2008 and 2007 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007
Interest income:
Loans receivable	$9,975	$12,201	$(2,226)	(18.2)%
Investment securities	1,393	838	555	66.2
Other	168	188	(20)	(10.6)
Total interest income	11,536	13,227	(1,691)	(12.8)
Interest expense:
Deposits	5,568	5,848	(280)	(4.8)
FHLB advances	903	1,260	(357)	(28.3)
Total interest expense	6,471	7,108	(637)	(9.0)
Net interest income before provision for loan losses	5,065	6,119	(1,054)	(17.2)
Provision for loan losses	1,528	1,961	(433)	(22.1)
Net interest income after provision for loan losses	3,537	4,158	(621)	(14.9)
Noninterest income:
Deposit fee income	1,211	1,157	54	4.7
Earnings on life insurance policies	1,371	189	1,182	625.4
Gain on sale of loans	175	226	(51)	(22.6)
Other	447	286	161	56.3
Total noninterest income	3,204	1,858	1,346	72.4
Noninterest expenses:
Salaries and employee benefits	3,387	3,443	(56)	(1.6)
Real estate owned, net	430	162	268	165.4
Data processing	318	454	(136)	(30.0)
Other	1,936	2,007	(71)	(3.5)
Total noninterest expenses	6,071	6,066	5	0.1
Income before income taxes	670	(50)	720	1,440.0
Income tax provision (benefit)	(417)	(209)	(208)	99.5
Net income	$1,087	$159	$928	583.7%

Basic earnings per share	$0.22	$0.03	$0.19	633.3%
Diluted earnings per share	$0.22	$0.03	$0.19	633.3%

Interest rate spread	2.73%	3.11%
Net interest margin	2.78%	3.19%

Average full-time equivalents	306	306

Full-service offices	19	18

Net Interest Income.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  The decrease in net interest income was primarily due to the level of nonperforming loans.

INTEREST INCOME AND INTEREST EXPENSE

Dollar changes in interest income and interest expense for the comparison periods are presented in the Rate/Volume Analysis table which appears on a previous page.

Interest Income.  The decrease in interest income for the three month comparative period was primarily due to a decrease in the average balance of loans receivable and an increase in the level of deferred interest on nonperforming loans, as well as a decrease in the average yield earned on loans receivable.  These decreases were offset by an increase in the average balance of investment securities.  The decrease in average yields earned was due to decreases in market interest rates.  The average balance of loans receivable decreased due to repayments and maturities as well as a decrease in loan originations.

Interest Expense.   The decrease in interest expense for the three month comparative period was primarily due to a decrease in the average rates paid on deposits and FHLB advances and decreases in the average balances of deposits and FHLB advances.  The decrease in the average rates paid on deposit accounts reflects the recent decreases in market interest rates.

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

The provision for loan losses decreased $433,000 to $1.5 million for the quarter ended March 31, 2008 compared to $2.0 million for the quarter ended March 31, 2007.  The decrease in the provision for loan losses was primarily due to a large specific loan loss allowance recorded in the first quarter of 2007.

Noninterest Income.  The increase in other noninterest income for the three month comparative period in 2008 was primarily due to a $1.2 million increase in earnings on life insurance policies due to a death benefit claim recorded during the quarter ended March 31, 2008.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	2008 vs 2007
Salaries	$2,642	$2,665	$(23)
Payroll taxes	256	263	(7)
Insurance	171	170	1
401(k)	78	80	(2)
Stock compensation (1)	6	14	(8)
Defined benefit plan contribution	196	210	(14)
Other	38	41	(3)
Total	$3,387	$3,443	$(56)

(1)   Includes stock options and Management Recognition and Retention Plan (“MRP”) expense.

Real estate owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	2008 vs 2007
Loss provisions	$229	$74	$155
Net loss (gain) on sales	53	43	10
Taxes and insurance	111	5	106
Other	37	40	(3)
Total	$430	$162	$268

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

Data Processing.  The decrease in the three month comparative period in 2008 was primarily due to credits received in 2008 associated with upgrading our computer system in the first quarter of 2007.

Income Taxes.  The income tax benefit increased primarily due to an increase in nontaxable life insurance earnings.

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

At March 31, 2008, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At March 31, 2008, the Company had no interests in non-consolidated special purpose entities.

At March 31, 2008, commitments included:

•      total approved commitments to originate or purchase loans amounting to $3.8 million, including $842,000 of loans committed to sell;

•      rate lock agreements with customers of $4.4 million, all of which have been locked with an investor;

•      funded mortgage loans committed to sell of $1.8 million;

•      unadvanced portion of construction loans of $23.3 million;

•      unused lines of credit of $21.5 million;

•      outstanding standby letters of credit of approximately $135,000;

•      total predetermined overdraft protection limits of $14.1 million; and

•      certificates of deposit scheduled to mature in one year or less totaling $330.1 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $4.4 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at March 31, 2008.

Historically, a very small percentage of predetermined overdraft limits have been used.  At March 31, 2008, overdrafts of accounts with Bounce ProtectionTM represented usage of 4.5% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements.  The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  As an additional source of funds, the Bank has borrowed from the FHLB of Dallas.    During the first quarter of 2008, the use of FHLB advances increased by $5.5 million or 6.8%.  The Bank uses investment securities and eligible loans as collateral for FHLB advances.  In addition, brokered deposits may be used to augment the Bank’s primary funding sources.  At March 31, 2008, the Bank had outstanding brokered deposits of $2.1 million.

For each of the quarters ended March 31, 2008 and 2007, the Company paid dividends of $0.16 per share.  The determination of future dividends on the Company’s common stock will depend on conditions existing at that time with consideration given to the Company’s earnings, capital, and liquidity needs.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits and certificates of deposit.  On a longer-term basis, the Bank maintains a strategy of investing in various lending products and investment securities.   The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing FHLB of Dallas advances, to fund loan commitments, and to purchase investment securities.

As of March 31, 2008, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At March 31, 2008, the Bank’s tangible, core and risk-based capital ratios amounted to 8.65%, 8.65% and 13.00%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2007.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s increased level of nonperforming assets continued to impact the level of net interest income during the three months ended March 31, 2008.  Correspondingly, the Bank’s net interest margin decreased from 3.19% for the three months ended March 31, 2007 to 2.78% for the same period in 2008.   Based on the level of nonperforming assets

and competitive pressures on loan and deposit rates, management anticipates continued pressure on the Bank’s interest rate spread and interest margin for the second quarter of 2008.

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

Item 1A.         Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2008	—	—	—	—
February 1 to February 29, 2008	—	—	—	—
March 1 to March 31, 2008	—	—	—	—

The Company is in its 19th announced repurchase program, which was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006.  Total shares approved to be purchased in this program are 245,197 of which 214,587 have been purchased as of March 31, 2008.  All treasury stock purchases are made under publicly announced repurchase programs.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	April 30, 2008	By:	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date:	April 30, 2008	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and Chief Accounting Officer