Form 10-Q
period 2008-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2008-07-31
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 21, 2008, there were issued and outstanding 4,848,385 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Page

Part I.	Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition as of June 30, 2008 and December 31, 2007 (unaudited)	1

	Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II.	Other Information

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	25
Item 6.	Exhibits	25

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$42,370	$27,387
Investment securities held to maturity	127,864	95,590
Federal Home Loan Bank stock	4,779	4,433
Loans receivable, net	570,135	601,256
Accrued interest receivable	7,923	9,042
Real estate owned, net	20,429	8,120
Office properties and equipment, net	24,953	24,263
Cash surrender value of life insurance	20,012	20,159
Prepaid expenses and other assets	2,021	1,728

TOTAL ASSETS	$820,486	$791,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$638,090	$630,414
Federal Home Loan Bank advances	104,100	82,087
Advance payments by borrowers for taxes and insurance	433	575
Other liabilities	3,599	5,239
Total liabilities	746,222	718,315

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 4,848,385 and 4,844,385 shares outstanding at June 30, 2008 and December 31, 2007, respectively	103	103
Additional paid-in capital	56,647	56,653
Employee stock benefit plans	(32)	(42)
Retained earnings-substantially restricted	88,145	87,600
	144,863	144,314
Treasury stock, at cost, 5,459,117 and 5,463,117 shares at June 30, 2008 and December 31, 2007, respectively	(70,599)	(70,651)
Total stockholders’ equity	74,264	73,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$820,486	$791,978

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Loans receivable	$9,520	$12,004	$19,495	$24,205
Investment securities:
Taxable	1,645	712	2,852	1,367
Nontaxable	190	178	376	359
Other	112	302	280	490
Total interest income	11,467	13,196	23,003	26,421

INTEREST EXPENSE:
Deposits	4,779	6,044	10,347	11,892
Other borrowings	879	1,106	1,782	2,366
Total interest expense	5,658	7,150	12,129	14,258

NET INTEREST INCOME	5,809	6,046	10,874	12,163

PROVISION FOR LOAN LOSSES	971	370	2,499	2,332

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,838	5,676	8,375	9,831

NONINTEREST INCOME:
Deposit fee income	1,344	1,269	2,555	2,426
Earnings on life insurance policies	191	184	1,562	373
Gain on sale of loans	91	237	266	463
Other	422	271	870	559
Total noninterest income	2,048	1,961	5,253	3,821

NONINTEREST EXPENSES:
Salaries and employee benefits	3,244	3,287	6,632	6,729
Net occupancy expense	645	569	1,285	1,193
Real estate owned, net	269	121	698	282
Data processing	370	351	688	805
Professional fees	142	142	272	282
Advertising and public relations	218	251	560	610
Postage and supplies	182	184	421	459
Other	578	556	1,164	1,166
Total noninterest expenses	5,648	5,461	11,720	11,526

INCOME BEFORE INCOME TAXES	1,238	2,176	1,908	2,126
INCOME TAX PROVISION (BENEFIT)	229	642	(188)	433
NET INCOME	$1,009	$1,534	$2,096	$1,693

EARNINGS PER SHARE:
Basic	$0.21	$0.32	$0.43	$0.35

Diluted	$0.21	$0.32	$0.43	$0.35

Cash Dividends Declared	$0.16	$0.16	$0.32	$0.32

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-In	Employee Stock Benefit	Retained Earnings (Substantially
	Shares	Amount	Capital	Plans	Restricted)

Balance, January 1, 2008	10,307,502	$103	$56,653	$(42)	$87,600
Net income					2,096
Tax effect of stock compensation plan			(2)
Treasury shares reissued due to exercise of stock options			(6)
Stock compensation expense			2	10
Dividends paid					(1,551)

Balance, June 30, 2008	10,307,502	$103	$56,647	$(32)	$88,145

	Treasury Stock		Total Stockholders’
	Shares	Amount	Equity

Balance, January 1, 2008	5,463,117	$(70,651)	$73,663
Net income			2,096
Tax effect of stock compensation plan			(2)
Treasury shares reissued due to exercise of stock options	(4,000)	52	46
Stock compensation expense			12
Dividends paid			(1,551)

Balance, June 30, 2008	5,459,117	$(70,599)	$74,264

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$2,096	$1,693
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,499	2,332
Provision for real estate losses	316	77
Deferred tax benefit	(83)	(1,006)
Accretion of discounts on investment securities, net	(50)	(12)
Federal Home Loan Bank stock dividends	(85)	(179)
Gain on disposition of office properties and equipment	(19)	(5)
Loss on sale of repossessed assets, net	28	51
Originations of loans held for sale	(17,336)	(35,468)
Proceeds from sales of loans held for sale	19,069	33,138
Gain on sale of loans originated to sell	(265)	(354)
Depreciation	726	701
Amortization of deferred loan fees, net	179	220
Stock compensation expense	12	24
Earnings on life insurance policies	(382)	(373)
Changes in operating assets and liabilities:
Accrued interest receivable	1,119	(1,055)
Prepaid expenses and other assets	333	960
Other liabilities	351	350
Net cash provided by operating activities	8,508	1,094

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(96,693)	(15,439)
Proceeds from maturities/calls of investment securities held to maturity	62,474	5,050
Federal Home Loan Bank stock purchased	(261)	—
Federal Home Loan Bank stock redeemed	—	2,404
Loan participations sold	4,045	7,208
Loan participations purchased	(1,147)	—
Net loan repayments	10,672	38,608
Proceeds from sales of repossessed assets	1,001	1,738
Improvements to real estate owned	(261)	(343)
Proceeds from sales of office properties and equipment	30	10
Purchases of office properties and equipment	(1,427)	(1,013)
Net cash provided by (used in) investing activities	(21,567)	38,223

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	7,676	(4,073)
Advances from FHLB	51,500	4,000
Repayment of advances from FHLB	(29,487)	(32,489)
Net decrease in advance payments by borrowers for taxes and insurance	(142)	(322)
Purchase of treasury stock	—	(1,998)
Reissued treasury stock	46	324
Dividends paid	(1,551)	(1,557)
Net cash provided by (used in) financing activities	28,042	(36,115)

Net increase in cash and cash equivalents	14,983	3,202

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007

CASH AND CASH EQUIVALENTS:
Beginning of period	$27,387	$35,518
End of period	$42,370	$38,720

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$12,244	$14,516
Income taxes	$—	$236

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$16,369	$5,005
Loans to facilitate sales of real estate owned	$2,964	$252
Investment securities traded, recorded in investments not yet settled in cash	$1,195	$3,070

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

The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, contained in the Company’s 2007 Annual Report to Stockholders.

Note 2 – Recently Adopted Accounting Standards

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as of January 1, 2008.  See Note 6.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2008 and have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption; however, we may elect to measure future eligible financial assets or liabilities at fair value.

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

Note 4 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic weighted - average shares	4,848,385	4,868,377	4,848,341	4,869,112
Effect of dilutive securities	1,091	16,140	1,748	27,271
Diluted weighted - average shares	4,849,476	4,884,517	4,850,089	4,896,383

Note 5 – Allowances for Loan and Real Estate Losses

A summary of the activity in the allowances for loan and real estate losses is as follows for the quarters ended June 30 (in thousands):

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$6,107	$—	$4,294	$—

Provisions for estimated losses	971	87	370	3
Recoveries	58	—	39	—
Losses charged off	(1,921)	(87)	(412)	(3)

Balance—end of period	$5,215	$—	$4,291	$—

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$5,162	$—	$2,572	$—

Provisions for estimated losses	2,499	316	2,332	77
Recoveries	194	—	88	—
Losses charged off	(2,640)	(316)	(701)	(77)

Balance—end of period	$5,215	$—	$4,291	$—

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31, 2007	Additions	Fair Value Adjustments	Transfers Out	Gain (Loss)	June 30, 2008
	(in thousands)
Real estate owned, net	$8,120	$18,867	$(2,458)	$(4,085)	$(15)	$20,429
Impaired loans	$14,894	$1,088	$(515)	$(8,970)	$—	$6,497

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, valuation of real estate owned and the methodology for the determination of our allowance for loan losses, due to the judgments, estimates and assumptions inherent in those policies, are critical to preparation of our financial statements.  These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the notes to the unaudited financial statements included herein.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our financial condition or results of operations.

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan portfolio.  In the event the local or national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral-dependent and for real estate owned, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between June 30, 2008 and December 31, 2007 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	June 30,	December 31,	Increase	Percentage
	2008	2007	(Decrease)	Change
ASSETS
Cash and cash equivalents	$42,370	$27,387	$14,983	54.7%
Investment securities held to maturity	127,864	95,590	32,274	33.8
Federal Home Loan Bank stock	4,779	4,433	346	7.8
Loans receivable, net	570,135	601,256	(31,121)	(5.2)
Accrued interest receivable	7,923	9,042	(1,119)	(12.4)
Real estate owned, net	20,429	8,120	12,309	151.6
Office properties and equipment, net	24,953	24,263	690	2.8
Prepaid expenses and other assets	22,033	21,887	146	0.7

TOTAL	$820,486	$791,978	$28,508	3.6%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$638,090	$630,414	$7,676	1.2%
Federal Home Loan Bank advances	104,100	82,087	22,013	26.8
Other liabilities	4,032	5,814	(1,782)	(30.7)

Total liabilities	746,222	718,315	27,907	3.9

STOCKHOLDERS’ EQUITY	74,264	73,663	601	0.8

TOTAL	$820,486	$791,978	$28,508	3.6%

BOOK VALUE PER SHARE	$15.32	$15.21

EQUITY TO ASSETS	9.1%	9.3%

Loans Receivable.  Changes in loan composition between June 30, 2008 and December 31, 2007 are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase
	2008	2007	(Decrease)	% Change

One- to four-family residences	$229,481	$230,005	$(524)	(0.2)%
Home equity lines of credit and second mortgage	33,631	34,315	(684)	(2.0)
Multifamily	18,170	15,616	2,554	16.4
Commercial real estate	114,570	117,548	(2,978)	(2.5)
Land	43,471	42,843	628	1.5
Construction:
One-to four-family residences	15,046	20,815	(5,769)	(27.7)
Speculative one-to four-family residences	26,217	40,893	(14,676)	(35.9)
Multifamily	18,505	18,632	(127)	(0.7)
Commercial real estate	16,941	31,239	(14,298)	(45.8)
Land development	32,389	42,145	(9,756)	(23.1)
Total construction loans	109,098	153,724	(44,626)	(29.0)
Total mortgage loans	548,421	594,051	(45,630)	(7.7)

Commercial	24,808	24,846	(38)	(0.2)

Automobile	9,140	9,531	(391)	(4.1)
Other	13,284	14,537	(1,253)	(8.6)
Total consumer	22,424	24,068	(1,644)	(6.8)

Total loans receivable	595,653	642,965	(47,312)	(7.4)

Undisbursed loan funds	(20,768)	(36,868)	16,100	(43.7)
Deferred loan costs – net	465	321	144	44.9
Allowance for loan losses	(5,215)	(5,162)	(53)	1.0

Loans receivable, net	$570,135	$601,256	$(31,121)	(5.2)%

The decrease in the Bank’s loan portfolio was primarily due to the continued softening of the housing market in the Bank’s market area.  Market data indicates an overall decrease in home sales in Benton and Washington counties in 2008 and 2007.  The Bank’s loan originations were down 4.1% for the quarter ended June 30, 2008, compared to the second quarter of 2007 and 13.2% for the six months ended June 30, 2008 compared to the first six months in 2007.  Although the Northwest Arkansas region continues to experience job market and population growth, the supply of new residential lots and new speculative homes for sale has outpaced demand during the past several years.  We expect this trend to continue for the foreseeable future given the level of oversupply in the market.

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	June 30, 2008	December 31, 2007	Increase (Decrease)	Percentage Change
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$7,105	$6,800	$305	4.5%
Home equity and second mortgage	904	1,194	(290)	(24.3)
Speculative one- to four-family construction	1,765	4,934	(3,169)	(64.2)
Land development	2,565	11,428	(8,863)	(77.6)
Land	2,156	1,311	845	64.5
Commercial real estate	4,534	4,027	507	12.6
Commercial loans	2,609	3,367	(758)	(22.5)
Consumer loans	212	268	(56)	(20.9)
Total nonaccrual loans	21,850	33,329	(11,479)	(34.4)

Accruing loans 90 days or more past due	2,798	2,412	386	16.0
Real estate owned	20,429	8,120	12,309	151.6

Total nonperforming assets	$45,077	$43,861	$1,216	2.8%

Total nonaccrual and accruing loans 90 days or more past due as a percentage of total loans receivable	4.14%	5.56%

Total nonperforming assets as a percentage of total assets	5.49%	5.54%

The decrease in nonaccrual loans is primarily related to the transfer of nonaccrual land development and speculative single family construction loans to real estate owned, which was offset somewhat by an increase in nonaccrual land loans and commercial real estate loans.  The Northwest Arkansas market continues to experience an oversupply of lots and speculative homes. Certain of the Bank’s homebuilders are experiencing extended marketing times for the sale of their homes which has resulted in inadequate cash flow to service the interest carry on their loans.  The specific loan loss allowance related to loans to builders and developers was approximately $1.5 million at June 30, 2008.

We expect a significant amount of the nonaccrual real estate loans to eventually migrate to real estate owned as $10.2 million of the nonaccrual real estate loans reported above are in some stage of the foreclosure process as of June 30, 2008.  Therefore, we expect real estate owned and associated expenses to continue to increase in future periods as such loans migrate from loans to real estate owned.

The level of nonaccrual speculative construction loans, land development loans and commercial real estate loans is attributable primarily to four loan relationships totaling $8.0 million, or 37% of nonaccrual loans.  These relationships are described in more detail in the paragraphs that follow.

The first relationship totaled $2.2 million with a specific loan loss allowance of $885,000 at June 30, 2008, and is comprised of a subdivision located in Cave Springs, Arkansas.  The subdivision is 100% complete.  The Bank obtained an updated valuation on the subdivision using discounted cash flow analysis.  Due to the market conditions and the oversupply of lots in Northwest Arkansas, the valuation indicated lower lot prices and an extended marketing time over that in the original appraisal obtained when the loan was originated.  Based on the nature of this loan and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the amount estimated as of June 30, 2008.

The second relationship totaled $2.6 million at June 30, 2008, and consists of a $1.9 commercial loan secured by commercial real estate, franchise rights, inventory and equipment, a $650,000 loan on the borrower’s primary residence, and a $20,000 unsecured loan. The loans in this relationship became over 90 days past due during the third quarter of 2007.  Based on the borrower’s workout plans, these loans were maintained on accrual status at that time.  However, due to the passage of time with no progress on the workout plan, we placed the loans on nonaccrual status during the fourth quarter of 2007.  The borrower is selling all of the collateral securing his loans and has entered into sales contracts on some of the franchises. During the first quarter of 2008 one of the franchise sales closed and the Bank received proceeds from this sale.  However, the Bank agreed to accept less than the full amount of proceeds as part of the workout.  Based on this and other valuation changes during the first and second quarters of 2008, the Bank recorded an additional $515,000 in specific loan loss allowances, bringing the total specific allowance to $536,000 with respect to this relationship as of June 30, 2008.

The third relationship totaled $2.1 million and represents a single commercial real estate loan secured by a convenience store, car wash, and retail space.  This loan became over 90 days past due during the third quarter of 2007.  Based on our expectation that the guarantors would cooperate with us on a workout plan and our assessment of their financial strength, these loans were maintained on accrual status at that time.  However, due to the passage of time with no progress on a workout plan, we placed this loan on nonaccrual status during the fourth quarter of 2007.  In the event of a foreclosure and a possible deficiency judgment, we believe sufficient net worth exists among the guarantors to satisfy their obligation.  As of June 30, 2008, based on the then current estimated fair value of the collateral, the Bank estimates it will incur no loss.

The fourth relationship totaled $1.1 million at June 30, 2008, and is comprised primarily of loans totaling $1.0 million for 35 completed lots in a subdivision located in Pea Ridge, Arkansas, and a $96,000 loan on a completed speculative home.  As of June 30, 2008, based on the then current estimated fair value of the collateral, the Bank estimates it will incur no loss.

Accruing loans 90 days or more past due at June 30, 2008, primarily consisted of one loan whose past due interest is expected to be paid after June 30, 2008.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated.

	June 30, 2008	December 31, 2007	Increase	Percentage Change
	(Dollars in Thousands)
Real estate owned
One- to four-family residential	$3,887	$1,566	$2,321	148.2%
Speculative one- to four-family construction(1)	7,008	5,956	1,052	17.7
Land	8,706	598	8,108	1,355.9
Commercial real estate	828	—	828	—
Total real estate owned	$20,429	$8,120	$12,309	151.6%

(1)                        At June 30, 2008 $5.5 million of these properties were 100% complete.  The remainder range from 75% to 97% complete.

The increase in real estate owned from December 31, 2007 to June 30, 2008 is primarily related to two subdivisions.  The first totaled $4.0 million, and represents two phases of the same subdivision located in Lowell, Arkansas, one of which is complete and the other is approximately 10% complete.  The second subdivision totaled $3.8 million for a 110 lot subdivision in Springdale, Arkansas.  During the first six months of 2008, fourteen single family residential properties were transferred to REO and five were sold.  During the same period, fourteen speculative single family properties were transferred to REO and sixteen were sold.  At June 30, 2008, the Bank owned seventeen foreclosed one- to four-family residential properties and twenty-six speculative single family residential properties compared to eight and twenty-eight properties, respectively, at December 31, 2007.

The Bank is diligently working to dispose of its REO and has dedicated an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, market research reports, and our own market evaluations to make pricing and selling decisions.   The Bank’s Chief Lending Officer, loan officers, credit manager, special assets officer, and team members in the collections department all work together in this endeavor.   The Bank’s goal is to liquidate these properties as soon as possible without incurring extraordinary losses due to quick sale pricing.  During the six months ended June 30, 2008, the Bank originated loans to facilitate the sales of real estate owned totaling $3.0 million.  The Bank offers attractive rates and financing options to prospective buyers of real estate owned to help facilitate sales.

Potential Problem Loans.  Based on the oversupply of lots in Northwest Arkansas, our land development portfolio poses a higher risk of default.   These loans are typically structured with interest due at maturity and lot sales as the source of repayment.  Since lot sales in the Northwest Arkansas market are significantly slower than when these loans were originated, our borrowers typically must rely on a secondary source of funds to pay the interest as it becomes due.  Due to the relatively large balances of these types of loans, the interest due at maturity is usually significant.  At June 30, 2008, gross land development loans totaled $32.4 million with $1.8 million of accrued interest.  Of this total, $2.6 million is on nonaccrual status with $454,000 in accrued interest, $16.9 million with $818,000 in accrued interest is classified as special mention, and $12.9 million with $537,000 in accrued interest is on our watch list.   There are three matured land development loans at June 30, 2008 with a total principal balance of $8.3 million and accrued interest of $768,000.   We are working with all three borrowers and, as of the date of this report, expect to be repaid in full.  However, should any of these land development loans default, the Bank may incur losses in the event of a decline in value of the land securing these loans.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$6,107	$4,294	$5,162	$2,572
Provisions for estimated losses	971	370	2,499	2,332
Recoveries	58	39	194	88
Losses charged off	(1,921)	(412)	(2,640)	(701)
Balance at end of period	$5,215	$4,291	$5,215	$4,291

Changes in the composition of the allowance for loan losses between June 30, 2008 and December 31, 2007 are presented in the following table (in thousands):

	June 30,	December 31,	Increase
	2008	2007	(Decrease)
General	$2,939	$2,267	$672
Specific	2,276	2,895	(619)
	$5,215	$5,162	$53

The general component of the allowance for loan losses increased primarily due to increases in the loss factors applied to single family residential loans and land development loans, partially offset by decreases in the related loan balances.  These loss factors were increased due to the recent loss history on these types of loans.  The specific component of the allowance for loan losses decreased primarily due to the chargeoff of a specific valuation allowance of $1.4 million in connection with the transfer of a subdivision to REO, offset by an increase of $515,000 in specific valuation allowances on one borrower.  See “Asset Quality.”

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

Although we consider the allowance for loan losses of approximately $5.2 million adequate to cover losses inherent in our loan portfolio at June 30, 2008, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between June 30, 2008 and December 31, 2007 are presented in the following table (in thousands).

	June 30,	December 31,
	2008	2007	Increase
U.S. Government and agency obligations	$110,148	$78,501	$31,647
Municipal securities	17,716	17,089	627
Total	$127,864	$95,590	$32,274

During the first six months of 2008, investment securities totaling $94.7 million with a weighted average tax equivalent yield of 6.05% were purchased and $62.5 million with a weighted average tax equivalent yield of 6.06% matured or were called.

At June 30, 2008, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$110,148	$109,056
Municipal securities	17,716	17,472
Total	$127,864	$126,528

Accrued Interest Receivable.   The decrease in accrued interest receivable was primarily due to a decrease in the loans receivable balance as well as a decrease in the loan yield and the number of days accrued at June 30, 2008 compared to December 31, 2007.

Real Estate Owned, net.  Changes in the composition of real estate owned between June 30, 2008 and December 31, 2007 are presented in the following table (dollars in thousands).

	December 31, 2007	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Gain (Loss)	June 30, 2008
One- to four-family residential	$1,566	$3,196	$(265)	$(596)	$(14)	$3,887
Speculative one- to four-family	5,956	4,887	(643)	(3,155)	(37)	7,008
Land	598	9,926	(1,520)	(334)	36	8,706
Commercial real estate	—	858	(30)	—	—	828
	$8,120	$18,867	$(2,458)	$(4,085)	$(15)	$20,429

(1) Net sales proceeds include $3.0 million of loans made by the Bank to facilitate the sale of real estate owned.

Deposits.  Changes in the composition of deposits between June 30, 2008 and December 31, 2007 are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase	Percentage
	2008	2007	(Decrease)	Change

Checking accounts	$168,842	$127,491	$41,351	32.4%
Money Market accounts	50,095	51,424	(1,329)	(2.6)
Savings accounts	25,332	25,088	244	1.0
Certificates of deposit	393,821	426,411	(32,590)	(7.6)

Total deposits	$638,090	$630,414	$7,676	1.2%

Deposits increased in the comparison period, primarily due to an increase in checking accounts related to public unit deposits and focused marketing efforts to increase checking accounts with a checking product which has a higher interest rate than the Bank’s other checking account products.  To earn the maximum rate under the new product, customers must qualify based on usage of electronic banking services such as debit card transactions, e-statements, and direct deposits or automatic payments. The Bank will continue to promote checking accounts as they are an attractive source of funds for the Bank as they offer overall low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Other Liabilities.  Other liabilities decreased primarily due to a decrease in investment security purchases which settled after period end from $3.2 million at December 31, 2007, to $1.2 million at June 30, 2008.

Stockholders’ Equity.  Stockholders’ equity increased approximately $601,000 from December 31, 2007 to June 30, 2008.  The increase in stockholders’ equity was primarily due to net income totaling $2.1 million during the first six months of 2008.  In addition, during the six months ended June 30, 2008, cash dividends of approximately $1.6 million were paid.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008 for more detail.

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

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:

Loans receivable(1)	$582,318	$9,520	6.54%	$665,367	$12,004	7.22%
Investment securities(2)	135,380	1,835	5.42	70,154	890	5.07
Other interest-earning assets	20,149	112	2.22	23,428	302	5.16
Total interest-earning assets	737,847	11,467	6.22	758,949	13,196	6.95
Noninterest-earning assets	77,659			67,146
Total assets	815,506			826,095
Interest-bearing liabilities:
Deposits	645,999	4,779	2.96	649,338	6,044	3.72
FHLB advances	90,106	879	3.90	96,945	1,106	4.57
Total interest-bearing liabilities	736,105	5,658	3.08	746,283	7,150	3.83
Noninterest-bearing liabilities	5,167			4,930
Total liabilities	741,272			751,213
Stockholders’ equity	74,234			74,882
Total liabilities and stockholders’ equity	$815,506			$826,095

Net interest income		$5,809			$6,046
Net earning assets	$1,742			$12,666
Interest rate spread			3.14%			3.12%
Net interest margin			3.15%			3.19%
Ratio of interest-earning assets to interest-bearing liabilities			100.24%			101.70%

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$592,157	$19,495	6.58%	$675,893	$24,205	7.16%
Investment securities(2)	120,317	3,228	5.37	68,558	1,726	5.04
Other interest-earning assets	20,654	280	2.71	19,039	490	5.15
Total interest-earning assets	733,128	23,003	6.28	763,490	26,421	6.92
Noninterest-earning assets	75,042			66,676
Total assets	808,170			830,166
Interest-bearing liabilities:
Deposits	639,476	10,347	3.24	645,486	11,892	3.68
FHLB advances	87,488	1,782	4.07	103,717	2,366	4.56
Total interest-bearing liabilities	726,964	12,129	3.34	749,203	14,258	3.80
Noninterest-bearing liabilities	7,012			5,567
Total liabilities	733,976			754,770
Stockholders’ equity	74,194			75,396
Total liabilities and stockholders’ equity	$808,170			$830,166

Net interest income		$10,874			$12,163
Net earning assets	$6,164			$14,287
Interest rate spread			2.94%			3.12%
Net interest margin			2.97%			3.19%
Ratio of interest-earning assets to interest-bearing liabilities			100.85%			101.91%

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

	Three Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease)
	Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(1,498)	$(1,126)	$140	$(2,484)
Investment securities	827	61	57	945
Other interest-earning assets	(42)	(172)	24	(190)
Total interest-earning assets	(713)	(1,237)	221	(1,729)

Interest expense:
Deposits	(31)	(1,240)	6	(1,265)
FHLB advances	(77)	(161)	11	(227)
Total interest-bearing liabilities	(108)	(1,401)	17	(1,492)
Net change in net interest income	$(605)	$164	$204	$(237)

	Six Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(2,999)	$(1,953)	$242	$(4,710)
Investment securities	1,304	113	85	1,502
Other interest-earning assets	42	(232)	(20)	(210)
Total interest-earning assets	(1,653)	(2,072)	307	(3,418)

Interest expense:
Deposits	(111)	(1,447)	13	(1,545)
FHLB advances	(370)	(254)	40	(584)
Total interest-bearing liabilities	(481)	(1,701)	53	(2,129)
Net change in net interest income	$(1,172)	$(371)	$254	$(1,289)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended June 30, 2008 and 2007 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007
Interest income:
Loans receivable	$9,520	$12,004	$(2,484)	(20.7)%
Investment securities	1,835	890	945	106.2
Other	112	302	(190)	(62.9)
Total interest income	11,467	13,196	(1,729)	(13.1)
Interest expense:
Deposits	4,779	6,044	(1,265)	(20.9)
FHLB advances	879	1,106	(227)	(20.5)
Total interest expense	5,658	7,150	(1,492)	(20.9)
Net interest income before provision for loan losses	5,809	6,046	(237)	(3.9)
Provision for loan losses	971	370	601	162.4
Net interest income after provision for loan losses	4,838	5,676	(838)	(14.8)
Noninterest income:
Deposit fee income	1,344	1,269	75	5.9
Earnings on life insurance policies	191	184	7	3.8
Gain on sale of loans	91	237	(146)	(61.6)
Other	422	271	151	55.7
Total noninterest income	2,048	1,961	87	4.4
Noninterest expenses:
Salaries and employee benefits	3,244	3,287	(43)	(1.3)
Real estate owned, net	269	121	148	122.3
Other	2,135	2,053	82	4.0
Total noninterest expenses	5,648	5,461	187	3.4
Income before income taxes	1,238	2,176	(938)	(43.1)
Income tax provision	229	642	(413)	(64.3)
Net income	$1,009	$1,534	$(525)	(34.2)%

Basic earnings per share	$0.21	$0.32	$(0.11)	(34.4)%
Diluted earnings per share	$0.21	$0.32	$(0.11)	(34.4)%

Interest rate spread	3.14%	3.12%
Net interest margin	3.15%	3.19%

Average full-time equivalents	303	306

Full-service offices	19	18

The table below presents a comparison of results of operations for the six months ended June 30, 2008 and 2007 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007
Interest income:
Loans receivable	$19,495	$24,205	$(4,710)	(19.5)%
Investment securities	3,228	1,726	1,502	87.0
Other	280	490	(210)	(42.9)
Total interest income	23,003	26,421	(3,418)	(12.9)
Interest expense:
Deposits	10,347	11,892	(1,545)	(13.0)
Other borrowings	1,782	2,366	(584)	(24.7)
Total interest expense	12,129	14,258	(2,129)	(14.9)
Net interest income before provision for loan losses	10,874	12,163	(1,289)	(10.6)
Provision for loan losses	2,499	2,332	167	7.2
Net interest income after provision for loan losses	8,375	9,831	(1,456)	(14.8)
Noninterest income:
Deposit fee income	2,555	2,426	129	5.3
Earnings on life insurance policies	1,562	373	1,189	318.8
Gain on sale of loans	266	463	(197)	(42.6)
Other	870	559	311	55.6
Total noninterest income	5,253	3,821	1,432	37.5
Noninterest expenses:
Salaries and employee benefits	6,632	6,729	(97)	(1.4)
Real estate owned, net	698	282	416	147.5
Data processing	688	805	(117)	(14.5)
Other	3,702	3,710	(8)	(0.2)
Total noninterest expenses	11,720	11,526	194	1.7
Income before income taxes	1,908	2,126	(218)	(10.3)
Income tax provision (benefit)	(188)	433	(621)	(143.4)
Net income	$2,096	$1,693	$403	23.8%

Basic earnings per share	$0.43	$0.35	$0.08	22.9%
Diluted earnings per share	$0.43	$0.35	$0.08	22.9%

Interest rate spread	2.94%	3.12%
Net interest margin	2.97%	3.19%

Average full-time equivalents	304	306

Full-service offices	19	18

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

Interest Income.  The decrease in interest income for the three and six month comparative periods was primarily due to a decrease in the average balance of loans receivable and an increase in the level of deferred interest on nonperforming loans, as well as a decrease in the average yield earned on loans receivable.  These decreases were offset by an increase in the average balance of investment securities.  The decrease in average yields earned on loans receivable was due to decreases in market interest rates and the level of nonaccrual loans.  The average balance of loans receivable decreased due to repayments and maturities as well as a decrease in loan originations.

Interest Expense.   The decrease in interest expense for the three and six month comparative periods was primarily due to a decrease in the average rates paid on deposits and FHLB advances and decreases in the average balances of deposits and FHLB advances.  The decrease in the average rates paid on deposit accounts reflects the recent decreases in market interest rates.

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

The provision for loan losses increased $601,000 to $971,000 for the quarter ended June 30, 2008 compared to $370,000 for the quarter ended June 30, 2007 and increased $167,000 to $2.5 million for the six months ended June 30, 2008 compared to $2.3 million for the same period in 2007.  The increases in the provisions for loan losses in both comparable periods were primarily due to an increase in our loss experience on single family residential loans and land development loans.

Noninterest Income.  The increase in other noninterest income for the six month comparative period in 2008 was primarily due to a $1.2 million increase in earnings on life insurance policies due to a death benefit claim recorded during the first quarter in 2008.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	2008 vs 2007	2008	2007	2008 vs 2007
Salaries	$2,539	$2,566	$(27)	$5,181	$5,230	$(49)
Payroll taxes	217	215	2	472	478	(6)
Insurance	167	170	(3)	338	340	(2)
401(k)	79	76	3	157	156	1
Stock compensation (1)	6	10	(4)	12	24	(12)
Defined benefit plan contribution	196	210	(14)	391	420	(29)
Other	40	40	—	81	81	—
Total	$3,244	$3,287	$(43)	$6,632	$6,729	$(97)

(1)   Includes stock options and Management Recognition and Retention Plan (“MRP”) expense.

Real estate owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	2008 vs 2007	2008	2007	2008 vs 2007
Loss provisions	$87	$3	$84	$316	$77	$239
Net loss (gain) on sales	(25)	9	(34)	28	51	(23)
Taxes and insurance	169	87	82	279	92	187
Other	38	22	16	75	62	13
Total	$269	$121	$148	$698	$282	$416

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

Data Processing.  The decrease in the six month comparative period in 2008 was primarily due to credits received in the first quarter of 2008 associated with upgrading our computer system in the first quarter of 2007.

Income Taxes.  The income tax benefit increased in 2008 primarily due to an increase in nontaxable life insurance earnings for the six month comparative period.  The decrease in income tax provision for the three month comparative period was related to a decrease in taxable income resulting from decreased earnings and increased nontaxable interest from investment securities.

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

At June 30, 2008, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At June 30, 2008, the Company had no interests in non-consolidated special purpose entities.

At June 30, 2008, commitments included:

•      total approved commitments to originate or purchase loans amounting to $3.4 million, including $415,000 of loans committed to sell;

•      rate lock agreements with customers of $2.2 million, all of which have been locked with an investor;

•      funded mortgage loans committed to sell of $1.4 million;

•      unadvanced portion of construction loans of $20.8 million;

•      unused lines of credit of $21.4 million;

•      outstanding standby letters of credit of approximately $565,000;

•      total predetermined overdraft protection limits of $14.6 million; and

•      certificates of deposit scheduled to mature in one year or less totaling $265.6 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $2.2 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at June 30, 2008.

Historically, a very small percentage of predetermined overdraft limits have been used.  At June 30, 2008, overdrafts of accounts with Bounce ProtectionTM represented usage of 4.4% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain a steady deposit balance.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals.  The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  As an additional source of funds, the Bank has borrowed from the FHLB of Dallas.    During the first six months of 2008, the use of FHLB advances increased by $22.0 million or 26.8%.  The Bank uses U.S. government agency investment securities and eligible one- to four-family loans as collateral for FHLB advances.  The Bank’s borrowing capacity at the FHLB of Dallas is based on the amount of securities and loans held in custody by the FHLB.  The Bank may transfer additional collateral to provide additional borrowing capacity if needed.  Currently, the Bank may borrow short-term advances with maturities up to thirty days.  In addition, brokered deposits may be used to augment the Bank’s primary funding sources.  At June 30, 2008, the Bank had outstanding brokered deposits of $2.2 million.

For each of the six months ended June 30, 2008 and 2007, the Company paid dividends of $0.32 per share.  The determination of future dividends on the Company’s common stock will depend on conditions existing at that time with consideration given to the Company’s earnings, capital, and liquidity needs.

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

As of June 30, 2008, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At June 30, 2008, the Bank’s tangible, core and risk-based capital ratios amounted to 8.57%, 8.57% and 12.98%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2007.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s increased level of nonperforming assets continued to impact the level of net interest income during the three months ended June 30, 2008.  Correspondingly, the Bank’s net interest margin decreased from 3.19% for the three months ended June 30, 2007 to 3.15% for the same period in 2008.   Based on the level of nonperforming assets and competitive pressures on loan and deposit rates, management anticipates continued pressure on the Bank’s interest rate spread and interest margin for the third quarter of 2008 although the level of maturing certificate of deposits repricing to lower rates will somewhat offset the pressure on the interest rate spread and margin.

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

Item 2.                                      Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2008	—	—	—	—
May 1 to May 31, 2008	—	—	—	—
June 1 to June 30, 2008	—	—	—	—

The Company is in its 19th announced repurchase program, which was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006.  Total shares approved to be purchased in this program are 245,197 of which 214,587 have been purchased as of June 30, 2008.  All treasury stock purchases are made under publicly announced repurchase programs.

Item 3.                                      Defaults Upon Senior Securities

Not applicable.

Item 4.                                      Submission of Matters to a Vote of Security Holders

On April 23, 2008, the Corporation held an annual meeting of stockholders for the following purposes:

(1)                           To elect one director for a term of three years; and

(2)                           To ratify the appointment by the Board of Directors of Deloitte and Touche LLP as the Corporation’s independent auditors for the year ending December 31, 2008.

The results of the voting are set forth below:

Proposal One (Election of Directors):

NAME	FOR	AGAINST/ WITHHELD	NOT VOTED
Kenneth C. Savells	4,287,697	102,441	458,247

Proposal Two (Ratification of Auditors):

FOR	AGAINST	ABSTAIN	NOT VOTED
4,386,243	3,285	610	458,247

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	July 24, 2008	By:	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date:	July 24, 2008	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and Chief Accounting Officer