Form 10-Q
period 2008-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2008-10-31
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 24, 2008, there were issued and outstanding 4,848,385 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

		Page

Part I.

Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2008 and December 31, 2007 (unaudited)	1

	Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II.

Other Information

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$14,484	$27,387
Investment securities held to maturity	131,437	95,590
Federal Home Loan Bank stock	4,802	4,433
Loans receivable, net	566,775	601,256
Accrued interest receivable	7,303	9,042
Real estate owned, net	17,402	8,120
Office properties and equipment, net	24,961	24,263
Cash surrender value of life insurance	20,210	20,159
Prepaid expenses and other assets	2,454	1,728

TOTAL ASSETS	$789,828	$791,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$612,572	$630,414
Other borrowings	97,142	82,087
Advance payments by borrowers for taxes and insurance	690	575
Other liabilities	5,712	5,239
Total liabilities	716,116	718,315

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 4,848,385 and 4,844,385 shares outstanding at September 30, 2008 and December 31, 2007, respectively	103	103
Additional paid-in capital	56,648	56,653
Employee stock benefit plans	(27)	(42)
Retained earnings-substantially restricted	87,587	87,600
	144,311	144,314
Treasury stock, at cost, 5,459,117 and 5,463,117 shares at September 30, 2008 and December 31, 2007, respectively	(70,599)	(70,651)
Total stockholders’ equity	73,712	73,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$789,828	$791,978

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

INTEREST INCOME:
Loans receivable	$8,601	$11,020	$28,096	$35,225
Investment securities:
Taxable	1,540	952	4,392	2,319
Nontaxable	203	177	579	537
Other	107	232	387	722
Total interest income	10,451	12,381	33,454	38,803

INTEREST EXPENSE:
Deposits	4,224	6,099	14,572	17,991
Other borrowings	931	987	2,711	3,353
Total interest expense	5,155	7,086	17,283	21,344

NET INTEREST INCOME	5,296	5,295	16,171	17,459

PROVISION FOR LOAN LOSSES	1,611	1,330	4,110	3,662

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,685	3,965	12,061	13,797

NONINTEREST INCOME:
Deposit fee income	1,471	1,235	4,027	3,661
Earnings on life insurance policies	198	194	1,760	566
Gain on sale of loans	51	201	317	664
Other	493	365	1,362	924
Total noninterest income	2,213	1,995	7,466	5,815

NONINTEREST EXPENSES:
Salaries and employee benefits	3,085	3,287	9,717	10,016
Net occupancy expense	672	560	1,957	1,752
Real estate owned, net	509	543	1,207	826
Data processing	378	339	1,065	1,143
Professional fees	126	119	399	401
Advertising and public relations	188	239	748	849
Postage and supplies	200	187	621	646
Other	608	535	1,772	1,701
Total noninterest expenses	5,766	5,809	17,486	17,334

INCOME BEFORE INCOME TAXES	132	151	2,041	2,278
INCOME TAX PROVISION (BENEFIT)	(86)	(150)	(273)	284
NET INCOME	$218	$301	$2,314	$1,994

EARNINGS PER SHARE:
Basic	$0.05	$0.06	$0.48	$0.41

Diluted	$0.05	$0.06	$0.48	$0.41

Cash Dividends Declared	$0.16	$0.16	$0.48	$0.48

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-In	Employee Stock Benefit	Retained Earnings (Substantially
	Shares	Amount	Capital	Plans	Restricted)

Balance, January 1, 2008	10,307,502	$103	$56,653	$(42)	$87,600
Net income					2,314
Tax effect of stock compensation plan			(2)
Treasury shares reissued due to exercise of stock options			(6)
Stock compensation expense			3	15
Dividends paid					(2,327)

Balance, September 30, 2008	10,307,502	$103	$56,648	$(27)	$87,587

	Treasury Stock		Total Stockholders’
	Shares	Amount	Equity

Balance, January 1, 2008	5,463,117	$(70,651)	$73,663
Net income			2,314
Tax effect of stock compensation plan			(2)
Treasury shares reissued due to exercise of stock options	(4,000)	52	46
Stock compensation expense			18
Dividends paid			(2,327)

Balance, September 30, 2008	5,459,117	$(70,599)	$73,712

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$2,314	$1,994
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,110	3,662
Provision for real estate losses	480	390
Deferred tax benefit	(714)	(1,516)
Accretion of discounts on investment securities, net	(58)	(14)
Federal Home Loan Bank stock dividends	(108)	(246)
Gain on disposition of office properties and equipment	(19)	(4)
Loss on sale of repossessed assets, net	207	97
Originations of loans held for sale	(20,026)	(48,077)
Proceeds from sales of loans held for sale	22,853	47,787
Gain on sale of loans originated to sell	(317)	(664)
Depreciation	1,102	1,047
Amortization of deferred loan fees, net	280	334
Stock compensation expense	18	31
Earnings on life insurance policies	(580)	(566)
Changes in operating assets and liabilities:
Accrued interest receivable	1,739	41
Prepaid expenses and other assets	472	693
Other liabilities	655	691
Net cash provided by operating activities	12,408	5,680

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(113,030)	(29,118)
Proceeds from maturities/calls of investment securities held to maturity	77,051	5,050
Federal Home Loan Bank stock purchased	(261)	—
Federal Home Loan Bank stock redeemed	—	2,959
Loan participations purchased	(1,966)	(2,552)
Loan participations sold	4,045	7,208
Net loan repayments	13,224	57,871
Proceeds from sales of repossessed assets	2,796	3,389
Improvements to real estate owned	(436)	(579)
Proceeds from sales of office properties and equipment	30	10
Purchases of office properties and equipment	(1,811)	(1,525)
Net cash provided by (used in) investing activities	(20,358)	42,713

FINANCING ACTIVITIES:
Net decrease in deposits	(17,842)	(11,362)
Proceeds from other borrowings	66,000	9,700
Repayment of other borrowings	(50,945)	(50,256)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	115	(141)
Purchase of treasury stock	—	(1,997)
Reissued treasury stock	46	350
Dividends paid	(2,327)	(2,336)
Net cash used in financing activities	(4,953)	(56,042)

Net decrease in cash and cash equivalents	(12,903)	(7,649)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007

CASH AND CASH EQUIVALENTS:
Beginning of period	$27,387	$35,518
End of period	$14,484	$27,869

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$17,412	$21,515
Income taxes	$—	$951

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$17,349	$9,297
Loans to facilitate sales of real estate owned	$5,071	$1,010
Investment securities traded, recorded in investments not yet settled in cash	$3,000	$170

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

The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, contained in the Company’s 2007 Annual Report to Stockholders.

Note 2 – Recently Adopted Accounting Standards

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as of January 1, 2008.  See Note 7.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP No. 157-3 amended SFAS No. 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market.  The FSP was effective upon issuance.  This FSP did not have an effect on the Company’s financial statements.

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

Note 4 - Earnings per Share

The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic weighted - average shares	4,848,385	4,865,007	4,848,356	4,867,729
Effect of dilutive securities	—	7,700	647	20,243
Diluted weighted - average shares	4,848,385	4,872,707	4,849,003	4,887,972

Note 5 – Investment Securities

Investment securities consisted of the following at September 30, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$19,634	$26	$986	$18,674
U.S. Government and Agency obligations	111,803	2	2,394	109,411

Total	$131,437	$28	$3,380	$128,085

The following tables summarize the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$9,537	$678	$5,162	$308	$14,699	$986
U.S. Government and Agency obligations	96,528	2,275	7,881	119	104,409	2,394

	$106,065	$2,953	$13,043	$427	$119,108	$3,380

The unrealized losses are primarily a result of the current disruptions in the credit market resulting in historically wide credit spreads.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2008.

Note 6 – Allowances for Loan and Real Estate Losses

A summary of the activity in the allowances for loan and real estate losses is as follows for the quarters ended September 30 (in thousands):

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$5,215	$—	$4,291	$—

Provisions for estimated losses	1,611	164	1,330	312
Recoveries	242	—	43	—
Losses charged off	(246)	(164)	(628)	(312)

Balance—end of period	$6,822	$—	$5,036	$—

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$5,162	$—	$2,572	$—

Provisions for estimated losses	4,110	480	3,662	390
Recoveries	436	—	132	—
Losses charged off	(2,886)	(480)	(1,330)	(390)

Balance—end of period	$6,822	$—	$5,036	$—

Note 7 – Fair Value Measurement

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31, 2007	Additions	Fair Value Adjustments	Transfers Out	Gain (Loss)	September 30, 2008
			(in thousands)
Real estate owned, net	$8,120	$20,052	$(2,685)	$(7,909)	$(176)	$17,402
Impaired loans	$14,894	$6,691	$(1,588)	$(9,530)	$—	$10,467

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

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan portfolio.  If the current downturn in the economy is prolonged, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral-dependent and for real estate owned, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between September 30, 2008 and December 31, 2007 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	September 30,	December 31,	Increase	Percentage
	2008	2007	(Decrease)	Change
ASSETS
Cash and cash equivalents	$14,484	$27,387	$(12,903)	(47.1)%
Investment securities held to maturity	131,437	95,590	35,847	37.5
Federal Home Loan Bank stock	4,802	4,433	369	8.3
Loans receivable, net	566,775	601,256	(34,481)	(5.7)
Accrued interest receivable	7,303	9,042	(1,739)	(19.2)
Real estate owned, net	17,402	8,120	9,282	114.3
Office properties and equipment, net	24,961	24,263	698	2.9
Prepaid expenses and other assets	22,664	21,887	777	3.6

TOTAL	$789,828	$791,978	$(2,150)	(0.3)%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$612,572	$630,414	$(17,842)	(2.8)%
Other borrowings	97,142	82,087	15,055	18.3
Other liabilities	6,402	5,814	588	10.1

Total liabilities	716,116	718,315	(2,199)	(0.3)

STOCKHOLDERS’ EQUITY	73,712	73,663	49	0.1

TOTAL	$789,828	$791,978	$(2,150)	(0.3)%

BOOK VALUE PER SHARE	$15.20	$15.21

EQUITY TO ASSETS	9.3%	9.3%

Loans Receivable.  Changes in loan composition between September 30, 2008 and December 31, 2007 are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase
	2008	2007	(Decrease)	% Change

One- to four-family residences	$238,545	$230,005	$8,540	3.7%
Home equity lines of credit and second mortgage	33,848	34,315	(467)	(1.4)
Multifamily	20,231	15,616	4,615	29.6
Commercial real estate	111,121	117,548	(6,427)	(5.5)
Land	44,012	42,843	1,169	2.7
Construction:
One- to four-family residences	13,053	20,815	(7,762)	(37.3)
Speculative one-to four-family residences	18,766	40,893	(22,127)	(54.1)
Multifamily	16,850	18,632	(1,782)	(9.6)
Commercial real estate	16,211	31,239	(15,028)	(48.1)
Land development	32,378	42,145	(9,767)	(23.2)
Total construction loans	97,258	153,724	(56,466)	(36.7)
Total mortgage loans	545,015	594,051	(49,036)	(8.3)

Commercial	23,053	24,846	(1,793)	(7.2)

Automobile	8,918	9,531	(613)	(6.4)
Other	12,715	14,537	(1,822)	(12.5)
Total consumer	21,633	24,068	(2,435)	(10.1)

Total loans receivable	589,701	642,965	(53,264)	(8.3)

Undisbursed loan funds	(16,625)	(36,868)	20,243	(54.9)
Deferred loan costs – net	521	321	200	62.3
Allowance for loan losses	(6,822)	(5,162)	(1,660)	32.2

Loans receivable, net	$566,775	$601,256	$(34,481)	(5.7)%

The decrease in the Bank’s loan portfolio was primarily due to the continued softening of the housing market in the Bank’s market area.  Market data indicates an overall decrease in home sales in Benton and Washington counties in 2008 and 2007.  The Bank’s loan originations were down 21.2% for the quarter ended September 30, 2008, compared to the third quarter of 2007 and 16.4% for the nine months ended September 30, 2008 compared to the first nine months in 2007.  Although the Northwest Arkansas region continues to experience job market and population growth, the supply of new residential lots and new speculative homes for sale has outpaced demand during the past several years.  We expect this trend to continue for the foreseeable future given the level of oversupply in the market.

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	September 30, 2008	December 31, 2007	Increase (Decrease)	Percentage Change
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$7,668	$6,800	$868	12.8%
Home equity and second mortgage	926	1,194	(268)	(22.4)
Speculative one- to four-family construction	714	4,934	(4,220)	(85.5)
Multifamily	210	—	210	—
Land development	8,149	11,428	(3,279)	(28.7)
Land	2,085	1,311	774	59.0
Commercial real estate	6,246	4,027	2,219	55.1
Commercial loans	1,955	3,367	(1,412)	(41.9)
Consumer loans	182	268	(86)	(32.1)
Total nonaccrual loans	28,135	33,329	(5,194)	(15.6)

Accruing loans 90 days or more past due	6,171	2,412	3,759	155.8
Real estate owned	17,402	8,120	9,282	114.3

Total nonperforming assets	$51,708	$43,861	$7,847	17.9%

Total nonaccrual and accruing loans 90 days or more past due as a percentage of total loans receivable	5.82%	5.56%

Total nonperforming assets as a percentage of total assets	6.55%	5.54%

The decrease in nonaccrual loans is primarily related to the transfer of nonaccrual land development and speculative single family construction loans to real estate owned, which was offset somewhat by an increase in nonaccrual land loans and commercial real estate loans.  The Northwest Arkansas market continues to experience an oversupply of lots and speculative homes. Certain of the Bank’s homebuilders are experiencing extended marketing times for the sale of their homes which has resulted in inadequate cash flow to service the interest carry on their loans.  The specific loan loss allowance related to loans to builders and developers was approximately $2.6 million at September 30, 2008.

We expect a significant amount of the nonaccrual real estate loans to eventually migrate to real estate owned as $15.7 million of the nonaccrual real estate loans reported above are in some stage of the foreclosure process as of September 30, 2008.  Therefore, we expect real estate owned and associated expenses to continue to increase in future periods as such loans migrate from loans to real estate owned.

The level of nonaccrual speculative construction loans, land development loans and commercial real estate loans is attributable primarily to five loan relationships totaling $13.0 million, or 46.3% of nonaccrual loans.  These relationships are described in more detail in the paragraphs that follow.

The first relationship totaled $2.2 million with a specific loan loss allowance of $896,000 at September 30, 2008, and is comprised of a subdivision located in Cave Springs, Arkansas.  The subdivision is 100% complete.  The Bank obtained an updated valuation on the subdivision using discounted cash flow analysis.  Due to the market conditions and the oversupply of lots in Northwest Arkansas, the valuation indicated lower lot prices and an extended marketing time over that in the original appraisal obtained when the loan was originated.  Based on the nature of this loan and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the specific allowance recorded as of September 30, 2008.

The second relationship totaled $2.0 million at September 30, 2008, and consists of a $1.3 million commercial loan secured by commercial real estate, franchise rights, inventory and equipment, a $650,000 loan on the borrower’s primary residence, and a $20,000 unsecured loan. The loans in this relationship became over 90 days past due during the third quarter of 2007.  Based on the borrower’s workout plans, these loans were maintained on accrual status at that time.  However, due to the passage of time with no progress on the workout plan, we placed the loans on nonaccrual status during the fourth quarter of 2007.  The borrower is attempting to sell all of the collateral securing his loans. During the first nine months of 2008 three of the franchise sales closed and the Bank received proceeds from these sales.  However, the Bank agreed to accept less than the full amount of proceeds on one of the sales as part of the workout.  Based on this and other valuation changes during the first nine months of 2008, the Bank recorded an additional $555,000 in specific loan loss allowances, bringing the total specific allowance to $576,000 with respect to this relationship as of September 30, 2008.

The third relationship totaled $2.1 million and represents a single commercial real estate loan secured by a convenience store, car wash, and retail space.  This loan became over 90 days past due during the third quarter of 2007.  Based on our expectation that the guarantors would cooperate with us on a workout plan and our assessment of their financial strength, these loans were maintained on accrual status at that time.  However, due to the passage of time with no progress on a workout plan, we placed this loan on nonaccrual status during the fourth quarter of 2007.  In the event of a foreclosure and a possible deficiency judgment, we believe sufficient net worth exists among the guarantors to satisfy their obligation.  As of September 30, 2008, based on the then current estimated fair value of the collateral, the Bank estimates it will incur no loss.

The fourth relationship totaled $1.1 million at September 30, 2008, and is comprised primarily of loans totaling $1.0 million for 35 completed lots in a subdivision located in Pea Ridge, Arkansas, and a $98,000 loan on a completed speculative home.  As of September 30, 2008, based on the then current estimated fair value of the collateral, the Bank has established a specific loan loss allowance of $52,000.  Based on the nature of this loan and the current adverse market conditions, we may incur losses in the future in excess of the specific allowance recorded at September 30, 2008.

The fifth relationship is new to nonaccrual status this quarter and totaled $5.6 million with a specific loan loss allowance of $973,000 at September 30, 2008.  This relationship is comprised of two phases of a subdivision located in Elm Springs, Arkansas.  The first phase consists of 48 lots and is 100% complete and the second phase consists of undeveloped land.  Based on the nature of this loan and the current adverse market conditions, we may incur losses in the future in excess of the specific allowance recorded at September 30, 2008.

Accruing loans 90 days or more past due at September 30, 2008, consisted of three loans whose past due interest is expected to be paid after September 30, 2008.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated.

	September 30, 2008	December 31, 2007	Increase	Percentage Change
	(Dollars in Thousands)
Real estate owned
One- to four-family residential	$2,007	$1,566	$441	28.2%
Speculative one- to four-family construction(1)	5,798	5,956	(158)	(2.7)
Land(2)	8,769	598	8,171	1,366.4
Commercial real estate	828	—	828	—
Total real estate owned	$17,402	$8,120	$9,282	114.3%

(1)                        At September 30, 2008, $4.9 million of these properties were 100% complete.  The remainder range from 78% to 92% complete.

(2)                        At September 30, 2008, $7.1 million of the land balance represented 192 finished subdivision lots.  The remainder consisted of raw land.

The increase in real estate owned from December 31, 2007 to September 30, 2008 is primarily related to two subdivisions.  The first totaled $4.0 million, and represents two phases of the same subdivision located in Lowell, Arkansas, one of which is complete and the other is approximately 10% complete.  The second subdivision totaled $3.8 million for a 110 lot subdivision in Springdale, Arkansas.  During the first nine months of 2008, thirteen single family residential properties were transferred to REO and thirteen were sold.  During the same period, seventeen speculative single family properties were transferred to REO and twenty-two were sold.  At September 30, 2008, the Bank owned eight foreclosed one- to four-family residential properties and twenty-three speculative single family residential properties compared to eight and twenty-eight properties, respectively, at December 31, 2007.

The Bank is diligently working to dispose of its REO and has dedicated an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, market research reports, and our own market evaluations to make pricing and selling decisions.  The Bank’s Chief Lending Officer, loan officers, credit manager, special assets officer, and team members in the collections department all work together in this endeavor.  The Bank’s goal is to liquidate these properties in an orderly and efficient manner without incurring extraordinary losses due to quick sale pricing.  During the nine months ended September 30, 2008, the Bank originated loans to facilitate the sales of real estate owned totaling $5.1 million.  The Bank offers attractive rates and financing options to prospective buyers of real estate owned to help facilitate sales.

Potential Problem Loans.  Based on the oversupply of lots in Northwest Arkansas, our land development portfolio poses a higher risk of default.  These loans are typically structured with interest due at maturity and lot sales as the source of repayment.  Since lot sales in the Northwest Arkansas market are significantly slower than when these loans were originated, our borrowers typically must rely on a secondary source of funds to pay the interest as it becomes due.  Due to the relatively large balances of these types of loans, the interest due at maturity is usually significant.  At September 30, 2008, gross land development loans totaled $32.4 million with $2.3 million of accrued interest.  Of this total, $8.1 million is on nonaccrual status with $1.2 million in accrued interest, $11.2 million with $492,000 in accrued interest is classified as special mention, and $12.7 million with $615,000 in accrued interest is on our watch list.  There are three matured land development loans at September 30, 2008 with a total principal balance of $6.7 million and accrued interest of $733,000.  We are working with all three borrowers and, as of the date of this report, expect to be repaid in full.  However, should any of these land development loans default, the Bank may incur losses in the event of a decline in value of the land securing these loans.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$5,215	$4,291	$5,162	$2,572
Provisions for estimated losses	1,611	1,330	4,110	3,662
Recoveries	242	43	436	132
Losses charged off	(246)	(628)	(2,886)	(1,330)
Balance at end of period	$6,822	$5,036	$6,822	$5,036

Changes in the composition of the allowance for loan losses between September 30, 2008 and December 31, 2007 are presented in the following table (in thousands):

	September 30,	December 31,
	2008	2007	Increase
General	$3,109	$2,267	$842
Specific	3,713	2,895	818
	$6,822	$5,162	$1,660

The general component of the allowance for loan losses increased primarily due to increases in the loss factors applied to land loans, land development loans and commercial loans, partially offset by decreases in the related loan balances.  These loss factors were increased due to the recent loss history on these types of loans.  The specific component of the allowance for loan losses increased primarily due to a specific valuation allowance of $973,000 recorded in the third quarter.  See “Asset Quality.”

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

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan portfolio.  If the current downturn in the economy is prolonged, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold in the event that the Bank has to foreclose or repossess the collateral.

Although we consider the allowance for loan losses of approximately $6.8 million adequate to cover losses inherent in our loan portfolio at September 30, 2008, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between September 30, 2008 and December 31, 2007 are presented in the following table (in thousands).

	September 30,	December 31,
	2008	2007	Increase
U.S. Government and agency obligations	$111,803	$78,501	$33,302
Municipal securities	19,634	17,089	2,545
Total	$131,437	$95,590	$35,847

During the first nine months of 2008, investment securities totaling $112.8 million with a weighted average tax equivalent yield of 6.06% were purchased and $77.1 million with a weighted average tax equivalent yield of 6.15% matured or were called.

At September 30, 2008, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$111,803	$109,411
Municipal securities	19,634	18,674
Total	$131,437	$128,085

Accrued Interest Receivable.  The decrease in accrued interest receivable was primarily due to a decrease in the loans receivable balance as well as a decrease in the loan yield and the number of days accrued at September 30, 2008 compared to December 31, 2007.

Real Estate Owned, net.  Changes in the composition of real estate owned between September 30, 2008 and December 31, 2007 are presented in the following table (dollars in thousands).

	December 31, 2007	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Gain (Loss)	September 30, 2008
One- to four-family residential	$1,566	$3,196	$(313)	$(2,363)	$(79)	$2,007
Speculative one- to four-family	5,956	5,984	(797)	(5,212)	(133)	5,798
Land	598	10,013	(1,544)	(334)	36	8,769
Commercial real estate	—	859	(31)	—	—	828
	$8,120	$20,052	$(2,685)	$(7,909)	$(176)	$17,402

(1)          Net sales proceeds include $5.1 million of loans made by the Bank to facilitate the sale of real estate owned.

Deposits.  Changes in the composition of deposits between September 30, 2008 and December 31, 2007 are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase	Percentage
	2008	2007	(Decrease)	Change

Checking accounts	$157,894	$127,491	$30,403	23.9%
Money Market accounts	46,665	51,424	(4,759)	(9.3)
Savings accounts	24,001	25,088	(1,087)	(4.3)
Certificates of deposit	384,012	426,411	(42,399)	(9.9)

Total deposits	$612,572	$630,414	$(17,842)	(2.8)%

Deposits decreased in the comparison period, primarily due to a decrease in certificates of deposit. The decrease was partially offset by an increase in checking accounts. The Bank focused its marketing efforts to increase checking accounts by offering a checking product which has a higher interest rate than the Bank’s other checking account products.  To earn the maximum rate under the new product, customers must qualify based on usage of electronic banking services such as debit card transactions, e-statements, and direct deposits or automatic payments. The Bank will continue to promote checking accounts as they are an attractive source of funds for the Bank as they offer overall low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Other Borrowings.  During the first nine months of 2008, the use of FHLB of Dallas and Federal Reserve Bank borrowings increased by $15.1 million or 18.3%.  The Bank used the funds primarily to purchase investment securities and to pay deposit withdrawals.

Stockholders’ Equity.  Stockholders’ equity increased approximately $49,000 from December 31, 2007 to September 30, 2008.  The increase in stockholders’ equity was primarily due to net income totaling $2.3 million during the first nine months of 2008.  In addition, during the nine months ended September 30, 2008, cash dividends of approximately $2.3 million were paid.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008 for more detail.

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

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$572,572	$8,601	6.01%	$632,106	$11,020	6.97%
Investment securities(2)	132,143	1,743	5.28	85,666	1,129	5.27
Other interest-earning assets	20,949	107	2.04	18,111	232	5.13
Total interest-earning assets	725,664	10,451	5.76	735,883	12,381	6.73
Noninterest-earning assets	79,510			70,399
Total assets	805,174			806,282
Interest-bearing liabilities:
Deposits	625,439	4,224	2.70	639,452	6,099	3.82
Other borrowings	99,261	931	3.75	85,806	987	4.60
Total interest-bearing liabilities	724,700	5,155	2.84	725,258	7,086	3.91
Noninterest-bearing liabilities	5,833			5,803
Total liabilities	730,533			731,061
Stockholders’ equity	74,641			75,221
Total liabilities and stockholders’ equity	$805,174			$806,282

Net interest income		$5,296			$5,295
Net earning assets	$964			$10,625
Interest rate spread			2.92%			2.82%
Net interest margin			2.92%			2.88%
Ratio of interest-earning assets to interest-bearing liabilities			100.13%			101.46%

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$585,597	$28,096	6.40%	$661,297	$35,225	7.10%
Investment securities(2)	124,259	4,971	5.33	74,260	2,856	5.13
Other interest-earning assets	20,752	387	2.48	18,730	722	5.14
Total interest-earning assets	730,608	33,454	6.10	754,287	38,803	6.86
Noninterest-earning assets	76,527			67,917
Total assets	807,135			822,204
Interest-bearing liabilities:
Deposits	634,797	14,572	3.06	643,475	17,991	3.73
Other borrowings	91,413	2,711	3.96	97,747	3,353	4.57
Total interest-bearing liabilities	726,210	17,283	3.17	741,222	21,344	3.84
Noninterest-bearing liabilities	6,583			5,644
Total liabilities	732,793			746,866
Stockholders’ equity	74,342			75,338
Total liabilities and stockholders’ equity	$807,135			$822,204

Net interest income		$16,171			$17,459
Net earning assets	$4,398			$13,065
Interest rate spread			2.93%			3.02%
Net interest margin			2.95%			3.09%
Ratio of interest-earning assets to interest-bearing liabilities			100.61%			101.76%

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

	Three Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(1,038)	$(1,525)	$144	$(2,419)
Investment securities	613	1	—	614
Other interest-earning assets	36	(140)	(21)	(125)
Total interest-earning assets	(389)	(1,664)	123	(1,930)

Interest expense:
Deposits	(134)	(1,780)	39	(1,875)
Other borrowings	155	(183)	(28)	(56)
Total interest-bearing liabilities	21	(1,963)	11	(1,931)
Net change in net interest income	$(410)	$299	$112	$1

	Nine Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(4,032)	$(3,497)	$400	$(7,129)
Investment securities	1,923	115	77	2,115
Other interest-earning assets	78	(373)	(40)	(335)
Total interest-earning assets	(2,031)	(3,755)	437	(5,349)

Interest expense:
Deposits	(243)	(3,220)	44	(3,419)
Other borrowings	(217)	(454)	29	(642)
Total interest-bearing liabilities	(460)	(3,674)	73	(4,061)
Net change in net interest income	$(1,571)	$(81)	$364	$(1,288)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended September 30, 2008 and 2007 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007
Interest income:
Loans receivable	$8,601	$11,020	$(2,419)	(21.9)%
Investment securities	1,743	1,129	614	54.4
Other	107	232	(125)	(53.9)
Total interest income	10,451	12,381	(1,930)	(15.6)
Interest expense:
Deposits	4,224	6,099	(1,875)	(30.7)
Other borrowings	931	987	(56)	(5.7)
Total interest expense	5,155	7,086	(1,931)	(27.3)
Net interest income before provision for loan losses	5,296	5,295	1	0.0
Provision for loan losses	1,611	1,330	281	21.1
Net interest income after provision for loan losses	3,685	3,965	(280)	(7.1)
Noninterest income:
Deposit fee income	1,471	1,235	236	19.1
Earnings on life insurance policies	198	194	4	2.1
Gain on sale of loans	51	201	(150)	(74.6)
Other	493	365	128	35.1
Total noninterest income	2,213	1,995	218	10.9
Noninterest expenses:
Salaries and employee benefits	3,085	3,287	(202)	(6.2)
Net occupancy expense	672	560	112	20.0%
Real estate owned, net	509	543	(34)	(6.3)
Other	1,500	1,419	81	5.7
Total noninterest expenses	5,766	5,809	(43)	(0.7)
Income before income taxes	132	151	(19)	(12.6)
Income tax provision	(86)	(150)	64	(42.7)
Net income	$218	$301	$(83)	(27.6)%

Basic earnings per share	$0.05	$0.06	$(0.01)	(16.7)%
Diluted earnings per share	$0.05	$0.06	$(0.01)	(16.7)%

Interest rate spread	2.92%	2.82%
Net interest margin	2.92%	2.88%

Average full-time equivalents	300	301

Full-service offices	20	18

The table below presents a comparison of results of operations for the nine months ended September 30, 2008 and 2007 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007
Interest income:
Loans receivable	$28,096	$35,225	$(7,129)	(20.2)%
Investment securities	4,971	2,856	2,115	74.1
Other	387	722	(335)	(46.4)
Total interest income	33,454	38,803	(5,349)	(13.8)
Interest expense:
Deposits	14,572	17,991	(3,419)	(19.0)
Other borrowings	2,711	3,353	(642)	(19.2)
Total interest expense	17,283	21,344	(4,061)	(19.0)
Net interest income before provision for loan losses	16,171	17,459	(1,288)	(7.4)
Provision for loan losses	4,110	3,662	448	12.2
Net interest income after provision for loan losses	12,061	13,797	(1,736)	(12.6)
Noninterest income:
Deposit fee income	4,027	3,661	366	10.0
Earnings on life insurance policies	1,760	566	1,194	211.0
Gain on sale of loans	317	664	(347)	(52.3)
Other	1,362	924	438	47.4
Total noninterest income	7,466	5,815	1,651	28.4
Noninterest expenses:
Salaries and employee benefits	9,717	10,016	(299)	(3.0)
Net occupancy expense	1,957	1,752	205	11.7
Real estate owned, net	1,207	826	381	46.1
Other	4,605	4,740	(135)	(2.8)
Total noninterest expenses	17,486	17,334	152	0.9
Income before income taxes	2,041	2,278	(237)	(10.4)
Income tax provision (benefit)	(273)	284	(557)	(196.1)
Net income	$2,314	$1,994	$320	16.1%

Basic earnings per share	$0.48	$0.41	$0.07	17.1%
Diluted earnings per share	$0.48	$0.41	$0.07	17.1%

Interest rate spread	2.93%	3.02%
Net interest margin	2.95%	3.09%

Average full-time equivalents	303	304

Full-service offices	20	18

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

Interest Income.  The decrease in interest income for the three and nine month comparative periods was primarily due to a decrease in the average yield earned on loans receivable as well as a decrease in the average balance of loans receivable and an increase in the level of deferred interest on nonperforming loans.  These decreases were offset by an increase in the average balance of investment securities.  The decrease in average yields earned on loans receivable was due to decreases in market interest rates and the increased level of nonaccrual loans.  The average balance of loans receivable decreased due to repayments and maturities as well as a decrease in loan originations.

Interest Expense.   The decrease in interest expense for the three and nine month comparative periods was primarily due to a decrease in the average rates paid on deposits and borrowings.  The decrease in the average rates paid on deposit accounts reflects the recent decreases in market interest rates.

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

The provision for loan losses increased $281,000 to $1.6 million for the quarter ended September 30, 2008 compared to $1.3 million for the quarter ended September 30, 2007 and increased $448,000 to $4.1 million for the nine months ended September 30, 2008 compared to $3.7 million for the same period in 2007.  The increases in the provisions for loan losses in both comparable periods were primarily due to an increase in our loss experience on commercial loans and land development loans.

Noninterest Income.  The increase in the three month comparative period in 2008 was primarily related to deposit fee income due to an increased checking account fee structure put in place during the second quarter of 2008. The increase in other noninterest income for the nine month comparative period in 2008 was primarily due to a $1.2 million increase in earnings on life insurance policies due to a death benefit claim recorded during the first quarter in 2008.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	2008 vs 2007	2008	2007	2008 vs 2007
Salaries	$2,511	$2,588	$(77)	$7,692	$7,824	$(132)
Payroll taxes	194	197	(3)	666	676	(10)
Insurance	169	168	1	507	508	(1)
401(k)	78	77	1	234	233	1
Defined benefit plan contribution	88	210	(122)	480	630	(150)
Other	45	47	(2)	138	145	(7)
Total	$3,085	$3,287	$(202)	$9,717	$10,016	$(299)

Net occupancy expense.  The increase in net occupancy expense for the three month and nine month comparative periods was primarily due to two new branch locations opened during 2008.

Real estate owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase
	2008	2007	2008 vs 2007	2008	2007	2008 vs 2007
Loss provisions	$164	$312	$(148)	$480	$390	$90
Net loss (gain) on sales	179	67	112	207	119	88
Taxes and insurance	42	69	(27)	321	161	160
Other	124	95	29	199	156	43
Total	$509	$543	$(34)	$1,207	$826	$381

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

Income Taxes.  The income tax benefit increased for the nine months ended September 30, 2008 primarily due to an increase in nontaxable life insurance earnings.  The decrease in income tax benefit for the three month comparative period was related to a decrease in taxable income resulting from decreased earnings and increased nontaxable interest from investment securities.

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

At September 30, 2008, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At September 30, 2008, the Company had no interests in non-consolidated special purpose entities.

At September 30, 2008, commitments included:

•                  total approved commitments to originate or purchase loans amounting to $8.4 million, including $249,000 of loans committed to sell;

•                  rate lock agreements with customers of $3.0 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $322,000;

•                  unadvanced portion of construction loans of $16.6 million;

•                  unused lines of credit of $20.0 million;

•                  outstanding standby letters of credit of approximately $3.8 million;

•                  total predetermined overdraft protection limits of $15.1 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $277.7 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $3.0 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at September 30, 2008.

Historically, a very small percentage of predetermined overdraft limits have been used.  At September 30, 2008, overdrafts of accounts with Bounce ProtectionTM represented usage of 4.47% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits is not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas and the Federal Reserve Bank of St. Louis (“FRB”).    During the first nine months of 2008, the use of FHLB and FRB borrowings increased by $15.1 million or 18.3%.  The Bank uses U.S. government agency investment securities and eligible one- to four-family loans as collateral for FHLB advances and commercial real estate and U.S. government agency investment securities as collateral for FRB borrowings.  The Bank’s borrowing capacity is based on the amount of securities and loans held in custody by the FHLB and FRB.  The Bank may transfer additional collateral to provide additional borrowing capacity if needed.  Currently, the Bank may borrow short-term FHLB advances with maturities up to thirty days.  In addition, brokered deposits may be used to augment the Bank’s primary funding sources.  At September 30, 2008, the Bank had outstanding brokered deposits of $1.1 million.

For each of the nine months ended September 30, 2008 and 2007, the Company paid dividends of $0.48 per share.  The determination of future dividends on the Company’s common stock will depend on conditions existing at that time with consideration given to the Company’s earnings, capital, and liquidity needs.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits and certificates of deposit.  On a longer-term basis, the Bank maintains a strategy of investing in various lending products and investment securities.   The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities.

As of September 30, 2008, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At September 30, 2008, the Bank’s tangible, core and risk-based capital ratios amounted to 8.93%, 8.93% and 13.29%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2007.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s increased level of nonperforming assets continued to impact the level of net interest income during the nine months ended September 30, 2008.  Correspondingly, the Bank’s net interest margin decreased from 3.09% for the nine months ended September 30, 2007 to 2.95% for the same period in 2008.   Based on the level of nonperforming assets and competitive pressures on loan and deposit rates, management anticipates continued pressure on the Bank’s interest rate spread and interest margin for the fourth quarter of 2008 although the level of maturing certificate of deposits repricing to lower rates will somewhat offset the pressure on the interest rate spread and margin.

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

Item 2.                                      Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 to July 31, 2008	—	—	—	—
August 1 to August 31, 2008	—	—	—	—
September 1 to September 30, 2008	—	—	—	—

The Company is in its 19th announced repurchase program, which was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006.  Total shares approved to be purchased in this program are 245,197 of which 214,587 have been purchased as of September 30, 2008.  All treasury stock purchases are made under publicly announced repurchase programs.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	October 28, 2008	By:	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date:	October 28, 2008	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and Chief Accounting Officer