Form 10-K
period 2008-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2009-03-20
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).  Yes ☐   No  ☒

As of June 30, 2008, the aggregate value of the 4,048,264 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 800,121 shares held by directors and officers of the Registrant as a group, was approximately $35.0 million.  This figure is based on the last sales price of $8.65 per share of the Registrant’s Common Stock on June 30, 2008.

Number of shares of Common Stock outstanding as of February 20, 2009:  4,846,785

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14 of this Form 10-K.

First Federal Bancshares of Arkansas, Inc.

Form 10-K

For the Year Ended December 31, 2008

PART I.

Item 1.  Business

First Federal Bancshares of Arkansas, Inc.  First Federal Bancshares of Arkansas, Inc. (the “Company”) is a Texas corporation organized in January 1996 by First Federal Bank (“First Federal” or the “Bank”) for the purpose of becoming a unitary holding company of the Bank.  The significant asset of the Company is the capital stock of the Bank.  The business and management of the Company consists of the business and management of the Bank.  The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time.  Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.  At December 31, 2008, the Company had $795.2 million in total assets, $618.0 million in total deposits and $73.1 million in stockholders’ equity.

The Company’s executive office is located at the home office of the Bank at 1401 Highway 62-65 North, Harrison, Arkansas 72601, and its telephone number is (870) 741-7641.

First Federal Bank.  The Bank is a federally chartered stock savings and loan association formed in 1934.  First Federal conducts business from its main office and nineteen full service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties.  First Federal’s deposits are insured by the Deposit Insurance Fund (“DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”), to the maximum extent permitted by law.

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

Employees

The Bank had 268 full-time employees and 44 part-time employees at December 31, 2008, compared to 279 full-time employees and 50 part-time employees at December 31, 2007.   None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

With twenty offices located in twelve cities and towns in Northwest and Northcentral Arkansas, the Bank is positioned to be a leader in providing financial services. In our combined market area of Washington, Marion, Carroll, Boone, Benton, and Baxter Counties, we had a 6.87% of the deposit market share at June 30, 2008 compared to 5.94% at June 30, 2007. Of the 38 banks in this market area, we are the third largest in our combined market area.  We are striving to make gains in market share at all our locations with our branching operations.

Lending Activities

General.  At December 31, 2008, the Bank’s portfolio of net loans receivable amounted to $568.1 million or 71.4% of the Company’s total assets.  The Bank has traditionally concentrated its lending activities on loans collateralized by real estate.  Consistent with such approach, $541.8 million or 92.5% of the Bank’s total portfolio of loans receivable (“total loan portfolio”) consisted of loans collateralized by real estate at December 31, 2008.

Loan Composition.  The following table sets forth certain data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Mortgage loans:
One-to four-family residences	$243,321	41.54%	$230,005	35.77%	$257,867	35.05%	$280,900	35.53%	$292,228	41.79%
Home equity and second mortgage	31,712	5.41	34,315	5.34	35,192	4.78	29,210	3.69	27,059	3.87
Multifamily residential	24,147	4.12	15,616	2.43	12,203	1.66	12,900	1.63	9,454	1.35
Commercial real estate	115,935	19.79	117,548	18.29	134,647	18.30	131,181	16.59	126,151	18.04
Land loans	49,354	8.43	42,843	6.66	47,590	6.48	47,585	6.02	39,036	5.58
Total permanent loans	464,469	79.29	440,327	68.49	487,499	66.27	501,776	63.46	493,928	70.63
Construction loans
One- to four-family residences	8,450	1.44	20,815	3.23	32,146	4.37	51,579	6.52	29,006	4.15
Speculative one- to four-family residences	17,096	2.92	40,893	6.35	80,311	10.92	104,001	13.16	82,709	11.83
Multifamily residential	15,016	2.56	18,632	2.90	14,120	1.92	20,919	2.65	21,938	3.14
Commercial real estate	18,297	3.12	31,239	4.86	21,896	2.98	22,331	2.83	11,436	1.64
Land development	18,457	3.16	42,145	6.56	47,439	6.45	40,232	5.09	14,022	2.01
Total construction loans	77,316	13.20	153,724	23.90	195,912	26.64	239,062	30.25	159,111	22.77
Total mortgage loans	541,785	92.49	594,051	92.39	683,411	92.91	740,838	93.71	653,039	93.40

Commercial loans	23,078	3.94	24,846	3.87	26,281	3.57	20,835	2.64	16,380	2.34

Consumer loans:
Automobile	8,631	1.47	9,531	1.48	12,086	1.64	15,748	1.99	19,101	2.73
Other consumer	12,291	2.10	14,537	2.26	13,815	1.88	13,149	1.66	10,685	1.53
Total consumer loans	20,922	3.57	24,068	3.74	25,901	3.52	28,897	3.65	29,786	4.26

Total loans receivable	585,785	100.00%	642,965	100.00%	735,593	100.00%	790,570	100.00%	699,205	100.00%

Less:
Undisbursed loan funds	(11,750)		(36,868)		(40,069)		(69,086)		(62,661)
Unearned discounts and net deferred loan costs (fees)	529		321		143		(156)		(481)
Allowance for losses	(6,441)		(5,162)		(2,572)		(2,114)		(1,846)
Total loans receivable, net	$568,123		$601,256		$693,095		$719,214		$634,217

Loan Maturity and Interest Rates.  The following table sets forth certain information at December 31, 2008, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Year Through Five Years	After Five Years	Total
	(In Thousands)
Mortgage loans:
One- to four-family residential	$12,117	$18,784	$212,420	$243,321
Home equity and second mortgage	14,793	14,878	2,041	31,712
Multifamily residential	5,350	17,569	1,228	24,147
Commercial real estate	44,724	58,807	12,404	115,935
Land loans	27,260	20,673	1,421	49,354
Construction	56,226	21,090	—	77,316
Commercial loans	10,957	10,436	1,685	23,078
Consumer loans	5,405	14,258	1,259	20,922
Total(1)	$176,832	$176,495	$232,458	$585,785

(1)     Gross of undisbursed loan funds, unearned discounts and net deferred loan fees and the allowance for loan losses.

The following table sets forth the dollar amount of the Bank’s loans at December 31, 2008, due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Mortgage loans:
One- to four-family residential	$47,413	$183,791	$231,204
Home equity and second mortgage	10,554	6,365	16,919
Multifamily residential	17,433	1,364	18,797
Commercial real estate	67,905	3,306	71,211
Land loans	16,109	5,985	22,094
Construction	4,394	16,696	21,090
Commercial loans	10,726	1,395	12,121
Consumer loans	13,238	2,279	15,517
Total	$187,772	$221,181	$408,953

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

During 2008, the Bank purchased a participation in one commercial mortgage loan totaling $2.3 million.  During 2007, the Bank purchased participations in four commercial construction loans with a total commitment amount of $18.7 million as well as a $1.6 million participation in a commercial loan.  During 2006, the Bank purchased a commercial construction loan with a commitment amount of $100,000.

To minimize interest rate risk, fixed rate loans with terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market.  The rights to service such loans are typically sold with the loans. This allows the Bank to provide its customers competitive long-term fixed rate mortgage products, which are very popular financing products for homebuyers in today’s market, while not exposing the Bank to undue interest rate risk.  These loans are originated subject to Fannie Mae, Freddie Mac and the specific investor’s underwriting guidelines and are typically underwritten and validated by a third party prior to loan closing.  The Secondary Market Department of the Bank typically locks and confirms the purchase price of the loan on the day of the loan application, which protects the Bank from market price movements and ensures that the Bank will receive a fair and reasonable price on the sale of the respective loan.  Due to the loans being underwritten by a third party, the underwriter substantially assumes the repurchase risk associated with these loans. The Bank believes it has minimal risk of repurchase of these loans based upon the contracts with the specific investors.  This risk typically involves potential early prepayments of the mortgage or an early default of a loan.  In 2008, 2007, and 2006, the Bank’s secondary market loan sales amounted to $25.0 million, $58.1 million, and $69.4 million, respectively.  The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans on the secondary market, the Bank periodically sells larger commercial loans or participations in such loans in order to comply with the Bank’s loans to one borrower limit or for credit concentration purposes.  In such situations the loans are typically sold with servicing retained.  During the years ended December 31, 2008, 2007, and 2006, such loans sold amounted to approximately $4.0 million, $7.2 million, and $3.4 million, respectively.  At December 31, 2008, 2007, and 2006, the balances of loans sold with servicing retained were approximately $28.5 million, $27.8 million, and $22.2 million, respectively.   Loan servicing fee income for the years ended December 31, 2008, 2007, and 2006, was approximately $117,000, $110,000, and $121,000, respectively.

The following table shows the Bank’s originations, sales, purchases, and repayments of loans during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)

Loans receivable at beginning of period	$642,965	$735,593	$790,570
Loan originations:
Mortgage loans:
One- to four-family residential	91,937	86,814	119,859
Home equity and second mortgage loans	16,498	20,914	46,258
Multifamily residential	6,769	6,427	3,034
Commercial real estate	23,969	18,356	46,370
Land loans	23,264	5,880	8,583
Construction	15,060	39,016	93,557
Commercial loans	14,457	12,395	21,861
Consumer:
Automobile	5,589	5,916	7,678
Other	9,217	13,347	13,008
Total loan originations(2)	206,760	209,065	360,208
Loan purchases	2,333	20,365	100
Repayments	(208,302)	(242,230)	(336,927)
Loan sales	(29,079)	(65,287)	(72,857)
Transfers to real estate owned	(28,532)	(13,037)	(6,284)
Other	(360)	(1,504)	783
Net loan activity	(57,180)	(92,628)	(54,977)
Loans receivable at end of period(1)	$585,785	$642,965	$735,593

(1)        Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

(2)        Includes internal refinancing loans of $52.0 million, $26.1 million and $43.4 million for each of the years ended December 31, 2008, 2007, and 2006, respectively.

Loans to One Borrower.  A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  At December 31, 2008, the Bank’s limit on loans to one borrower was approximately $11.1 million.  At December 31, 2008, the Bank’s largest loan or group of loans to one borrower, including persons or entities related to the borrower, amounted to $11.0 million, including undisbursed loan funds.  The Bank’s ten largest loans or groups of loans to one borrower, including persons or entities related to the borrower, including unfunded commitments, totaled $91.8 million at December 31, 2008.  Of the $91.8 million, one $692,000 loan is on nonaccrual status at December 31, 2008.  See “Asset Quality.”   This borrower also has one loan of $2.8 million that is 90 days past due and still accruing.  See “Potential Problem Loans.”  This borrower has one other loan and it is current at December 31, 2008.

One- to Four-Family Residential Real Estate Loans.  At December 31, 2008, $243.3 million or 41.5% of the Bank’s total loan portfolio consisted of one- to four-family residential real estate loans.   Of the $243.3 million of such loans at December 31, 2008, $185.5 million or 76.3% had adjustable rates of interest (including $31.8 million of seven-year adjustable rate loans) and $57.8 million or 23.7% had fixed rates of interest.

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

The Bank’s residential mortgage loans generally do not exceed 80% of the appraised value of the secured property. However, pursuant to the underwriting guidelines adopted by the board of directors, the Bank may lend up to 100% of the appraised value of the property securing a one- to four-family residential loan with private mortgage insurance to protect the portion of the loan that exceeds 80% of the appraised value.  The Bank may, on occasion, extend a loan up to 90% of the appraised value of the secured property without private mortgage insurance coverage.  However, these exceptions are minimal and are only approved on loans with exceptional credit scores, sizeable asset reserves, or other compensating factors.  At December 31, 2008, the Bank had $8.5 million of nonaccrual one- to four-family residential loans.  See “Asset Quality.”

Home Equity and Second Mortgage Loans.   At December 31, 2008, $31.7 million or 5.4% of the Bank’s total loan portfolio consisted of home equity and second mortgage loans.  At December 31, 2008, the unused portion of home equity lines of credit was $10.5 million.  At December 31, 2008, the Bank had nonaccrual home equity and second mortgage loans totaling $927,000.  See “Asset Quality.”

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

Multifamily Residential Real Estate Loans.  The Bank offers mortgage loans for the acquisition and refinancing of multifamily residential properties.  At December 31, 2008, $24.1 million or 4.1% of the Bank’s total loan portfolio consisted of loans collateralized by existing multifamily residential real estate properties.

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

Multifamily real estate lending entails significant additional risks as compared with one- to four-family residential property lending.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multifamily real estate as well as regional and economic conditions generally.  At December 31, 2008, the Bank had $441,000 of nonaccrual multifamily real estate loans.  See “Asset Quality.”

Commercial Real Estate Loans.  The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties.  At December 31, 2008, $115.9 million or 19.8% of the Bank’s total loan portfolio consisted of loans collateralized by existing commercial real estate properties.

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

Commercial real estate lending entails additional risks as compared to the Bank’s one- to four-family residential property loans. Commercial real estate loans generally involve larger loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate, as well as regional and economic conditions generally.  Within the last several years, reports have ranked the Northwest Arkansas as one of the top performing economic areas in the country.   During these periods of economic expansion the Bank focused on commercial real estate activities within the market in order to take advantage of growth. More recently, this economic expansion resulted in an oversupply of residential lots and residential housing.    The region is currently in a correction mode but is still an economically viable area for the future, in the Bank’s opinion.  This region is the home of the world’s largest retailer, Wal-Mart; as well as the nation’s largest meat company, Tyson Foods; the trucking firm J. B. Hunt; and the University of Arkansas.   Unemployment rates lower than state and national rates, population growth, and job growth add additional support to the Bank’s lending in the area.  At December 31, 2008, the Bank had $6.7 million of nonaccrual commercial real estate loans. See “Asset Quality.”

Land Loans.  Land loans include loans for the acquisition or refinancing of land for consumer or commercial purposes.  This segment of the portfolio totaled $49.4 million, or 8.4% of the Bank’s total loan portfolio, as of December 31, 2008, and included of $10.6 million of developed residential lots, $15.6 million of land acquired for future development and $5.4 million of developed commercial property.  Generally, these loans are collateralized by properties in the Bank’s market areas.  At December 31, 2008, the Bank had nonaccrual land loans totaling $2.5 million.  See “Asset Quality.”

Land Development Loans.  The Bank has also offered loans for the acquisition and development of land into residential subdivisions. At December 31, 2008, $18.5 million or 3.2% of the Bank’s total loan portfolio consisted of land development loans.  However, no new land development loans have been originated since the fourth quarter of 2006 due to local real estate market conditions.  This segment of the market in Northwest Arkansas has been heavily impacted by the housing market slowdown.  As a result of slowing lot sales, borrowers have been unable to rely on lot sales to repay their loans and have had to rely on secondary sources of repayment.  For the most part, borrowers have been able to pay the interest due at maturity and the Bank has extended the loan maturity upon payment of interest.  As long as these borrowers are willing to work with the Bank on a plan to repay their loans, the Bank intends to attempt to accommodate borrowers’ workout plans.  So far, except for the nonaccrual land development loans described in “Asset Quality”, the borrowers in our land development portfolio have demonstrated a willingness to work with the Bank.  However, given the current market conditions, it is possible at any time for any one of these borrowers to default on their loans.  At December 31, 2008, the Bank had nonaccrual land development loans totaling $2.6 million representing one subdivision in the Benton county area and land acquired for development in the Washington county area.  See “Asset Quality.”

Some of the larger loans in the land development portfolio are described in more detail below.  None of these loans was adversely classified at December 31, 2008.  The table represents accruing land development loans over $1 million as of December 31, 2008 (dollars in thousands).  These loans represent approximately 73% of the accruing land development loans based on commitment amount.

Origination Date	Maturity Date	Commitment Amount	Funded Amount	Accrued Interest	Number of Lots	Status	County
01/03/2006	01/03/2010	$5,845	$5,845	$181	208	(1)	Washington
12/28/2006	06/08/2009	3,413	3,413	3	124	(2)	Washington
08/05/2005	08/05/2008	2,372	2,372	316	36	(3)	Washington
08/05/2005	08/05/2013	2,102	2,102	16	48	Complete	Benton

(1)        This loan represents two phases of a 208-lot subdivision containing 116 lots nearing completion in phase one and 92 lots in phase two.  The first section of phase one is nearing final plat approval.  The lots in this subdivision were pre-sold to an investor who is now attempting to withdraw from the contract.  The contract issues between the investor and our borrower will be going into arbitration.

(2)        This subdivision is not complete.  Subdivision is expected to be paid off from the proceeds of a bond issuance in the second quarter of 2009.

(3)        This loan was paid off after December 31, 2008.

Construction Loans.  The Bank originates one- to four-family residential, multifamily, and commercial real estate construction loans.  However, the Bank’s primary emphasis has been residential construction lending.  The Bank’s construction lending activities are typically limited to the Bank’s primary market areas.  At December 31, 2008, construction loans, including land development loans, amounted to $77.3 million or 13.2% of the Bank’s total loan portfolio.  As discussed previously, our market areas of Benton and Washington counties have experienced tremendous growth over the past several years and provided the Bank with increased lending opportunities, which can be demonstrated by the significant growth in construction lending over the past five to seven years.  However, beginning in late 2005, the Bank began to note an oversupply of homes and lots in the Northwest Arkansas market and limited its construction loan origination activity accordingly.  Construction loan originations dropped from $195.8 million in 2005 to $93.6 million in 2006 to $39.0 million in 2007 and $15.1 million in 2008.

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

The Bank makes construction loans to local builders for the purpose of construction of speculative (or unsold) residential properties, and for the construction of pre-sold one- to four-family homes.  These loans are subject to credit review, analysis of personal and, if applicable, corporate financial statements, and an appraisal of the property to be constructed. The Bank also reviews and inspects the project prior to the disbursement of funds (draws) during the construction term.  Loan proceeds are disbursed after a satisfactory inspection of the project has been made based upon percentage of completion.  Interest on these construction loans is due upon maturity.  The Bank may extend the term of a construction loan upon payment of interest accrued if the property has not been sold by the maturity date.  During 2006 the Bank began to experience an increase in the incidence of builders who were unable to pay their interest at maturity due to a softening of the housing market in Northwest Arkansas.  Market data indicates an overall decrease in the number of home sales in Benton and Washington counties in 2008 compared to 2007 and 2006.

Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential loans.  This is due, in part, to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders.  In addition, construction loans to a builder for construction of homes that are not pre-sold possess a greater potential risk to the Bank than construction loans to individuals on their personal residences or on houses that are pre-sold prior to the inception of the loan.  The Bank analyzes each borrower involved in speculative building and limits the principal amount and number of unsold speculative homes at any one time with such borrower.  At December 31, 2008, the Bank’s portfolio of speculative single-family loans consisted of 83 loans with an average balance of approximately $206,000.  Fifty-eight percent of the Bank’s $17.1 million in speculative single-family loans was concentrated with five borrowers who had 45 loans totaling $9.9 million.  None of the top five borrowers’ loans was adversely classified or on nonaccrual status at December 31, 2008.  At December 31, 2008, the Bank had nonaccrual speculative one- to four-family construction loans totaling $1.5 million.  See “Asset Quality.”

Commercial Loans.  The Bank also offers commercial loans, which primarily consist of equipment and inventory loans that are typically cross-collateralized by commercial real estate.  At December 31, 2008, such loans amounted to $23.1 million or 3.9% of the total loan portfolio.  At December 31, 2008, the Bank had nonaccrual commercial loans totaling $2.1 million.  See “Asset Quality.”

The Bank’s commercial loans are typically originated with fixed interest rates and call provisions between one and five years.  These loans are typically based on a maximum fifteen-year amortization schedule.  The Bank also originates interest-only commercial loans and variable rate commercial loans.  The Bank’s commercial loans do not provide for negative amortization.

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers while increasing the yield on its overall loan portfolio and decreasing its interest rate risk due to the relatively shorter-term nature of consumer loans. The consumer loans offered by the Bank primarily include automobile loans, deposit account secured loans, and unsecured loans.  Consumer loans amounted to $20.9 million or 3.6% of the total loan portfolio at December 31, 2008, of which $8.6 million and $12.3 million consisted of automobile loans and other consumer loans, respectively.  The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community-oriented financial institution.

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

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At December 31, 2008, the Bank had $170,000 of nonaccrual consumer loans.  See “Asset Quality.”

Asset Quality

Generally, when a borrower fails to make a loan payment before the expiration of the loan’s assigned grace period, a late charge is assessed and a late charge notice is mailed. Collection personnel review all delinquent accounts and attempt to cure the delinquency by contacting the borrower.  The Bank’s policies and procedures provide for frequent contact with the borrower until the delinquency is cured or until an acceptable repayment plan has been agreed upon.  Contact, by phone and mail, with delinquent borrowers begins immediately after the expiration of the loan’s assigned grace days.  The Bank’s collectors also have weekly phone conferences with loan officers to review the respective officer’s delinquent lists. Generally, when a consumer loan is 60 days past due and the borrower has not indicated a willingness to work with the Bank to bring the account current within a reasonable period of time, the collector will mail a letter giving the borrower 10 days to bring the account current or make acceptable arrangements.  If they fail to cure the default, the collateral will be repossessed.  We attempt to work with troubled borrowers to return their loans to performing status where possible.  The decision on when to proceed with foreclosure action is made on a case-by- case basis.  The Bank recognizes that this will cause the delinquency rate on the mortgage portfolio to be elevated for an extended period of time.

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

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2008 and 2007, in dollar amounts and as a percentage of the Bank’s total loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.  The decrease in delinquent loans between 2007 and 2008 was primarily due to decreases in the 30-59 day and 60-89 day categories, partially offset by an increase in loans over 90 days past due.  While the trend in 30-59 day and 60-89 day past due categories is encouraging and would seem to indicate a downward trend in loans eventually expected to migrate to nonperforming status, there can be no assurance that this will actually be the case.  The state of the broader economy, including increasing unemployment and bankruptcy filings, may cause an increase in nonperforming loans not indicated by this delinquency trend data.

	Loans Delinquent at December 31, 2008
	30-59 Days	60-89 Days	Over 90 Days	Total
One- to four-family residential	$3,382	$907	$9,744	$14,033
Home equity and second mortgage	387	326	812	1,525
Multifamily residential	230	—	211	441
Commercial real estate	172	293	7,879	8,344
Land	134	486	5,060	5,680
Construction	—	717	6,989	7,706
Commercial	145	42	1,981	2,168
Consumer	122	71	138	331
Total	$4,572	$2,842	$32,814	$40,228
Percentage of total loans	0.78%	0.49%	5.60%	6.87%

	Loans Delinquent at December 31, 2007
	30-59 Days	60-89 Days	Over 90 Days	Total
One- to four-family residential	$6,114	$1,351	$5,138	$12,603
Home equity and second mortgage	299	331	1,376	2,006
Commercial real estate	4,887	1,938	6,993	13,818
Land	189	40	1,027	1,256
Construction	753	1,683	13,389	15,825
Commercial	229	366	799	1,394
Consumer	321	145	169	635
Total	$12,792	$5,854	$28,891	$47,537
Percentage of total loans	1.99%	0.91%	4.49%	7.39%

Interest income that would have been recorded under the original terms of the Bank’s nonaccruing loans for the year ended December 31, 2008, amounted to $1.8 million, and the interest recognized during this period amounted to $415,000.

The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$8,471	$6,800	$3,689	$2,630	$2,619
Home equity and second mortgage	927	1,194	994	269	406
Multifamily residential	441	—	—	—	—
Commercial real estate	6,702	6,160	738	707	—
Land	2,537	1,311	1,372	—	—
Speculative one- to four-family construction	1,466	4,934	5,417	1,177	634
Land development	2,577	11,428	5,324	—	—
Commercial	2,128	1,234	1,268	236	186
Consumer	170	268	213	287	317
Total nonaccrual loans	25,419	33,329	19,015	5,306	4,162

Accruing loans 90 days or more past due	8,961	2,412	668	1,600	—
Restructured loans	—	—	—	6,264	3,790
Real estate owned	22,385	8,120	3,858	892	563

Total nonperforming assets	$56,765	$43,861	$23,541	$14,062	$8,515

Total nonaccrual, accruing loans 90 days or more past due and restructured loans as a percentage of total loans receivable	5.87%	5.56%	2.68%	1.67%	1.14%

Total nonperforming assets as a percentage of total assets	7.14%	5.54%	2.76%	1.65%	1.13%

The decrease in nonaccrual loans is primarily related to the transfer of nonaccrual land development and speculative single family construction loans to real estate owned, which was offset somewhat by an increase in nonaccrual one- to four-family residential, commercial real estate, land, and commercial loans.  The Northwest Arkansas market continues to experience an oversupply of lots and speculative homes. Certain of the Bank’s homebuilders are experiencing extended marketing times for the sale of their homes which has resulted in inadequate cash flow to service the interest carry on their loans.  The specific loan loss allowance related to loans to builders and developers was approximately $1.6 million at December 31, 2008.

We expect a significant amount of the nonaccrual real estate loans to eventually migrate to real estate owned as $17.4 million of the nonaccrual real estate loans reported above are in some stage of the foreclosure process as of December 31, 2008.  Therefore, we expect real estate owned and associated expenses to continue to increase in future periods as such loans migrate from loans to real estate owned.

The level of nonaccrual speculative one- to four-family residential loans, commercial real estate loans, land loans, land development loans and commercial loans is attributable primarily to eight loan relationships totaling $11.2 million, or 44.0% of nonaccrual loans.  These relationships are described in more detail in the paragraphs that follow.

The first relationship totaled $2.2 million with a specific loan loss allowance of $981,000 at December 31, 2008, and is comprised of a completed 42 lot subdivision located in Cave Springs, Arkansas.  The borrowers have been attempting to find a buyer for the subdivision since it matured in July 2007.  We are exercising forbearance with this borrower due to their cooperation and maintenance of the subdivision such as mowing and other upkeep while they try to find a buyer.  The Bank obtained an updated valuation on the subdivision using discounted cash flow analysis.  Due to the market conditions and the oversupply of lots in Northwest Arkansas, the valuation indicated lower lot prices and an extended marketing time over that in the original appraisal obtained when the loan was originated.  Based on the nature of this loan and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the specific allowance recorded as of December 31, 2008.

The second relationship totaled $2.0 million at December 31, 2008, and consists of a $1.3 million commercial loan secured by commercial real estate, franchise rights, inventory and equipment, a $650,000 loan on the borrower’s primary residence, and a $20,000 unsecured loan.  The loans in this relationship are currently in foreclosure and a specific loan loss allowance of $579,000 has been recorded as of December 31, 2008.

The third relationship totaled $2.1 million and represents a single commercial real estate loan secured by a convenience store, car wash, and retail space located in Bentonville, Arkansas.  This loan is in foreclosure.  As of December 31, 2008, based on the then current estimated fair value of the collateral, the Bank estimates it will incur no loss.

The fourth relationship totaled $1.6 million at December 31, 2008, and consists of a $668,000 commercial real estate loan secured by an office building located in Pea Ridge, Arkansas, five loans totaling $665,000 secured by single family rental properties located in Pea Ridge, Arkansas and Washburn, Missouri, and a $230,000 loan secured by an apartment building located in Pea Ridge, Arkansas.  The borrower has filed for bankruptcy protection.  At December 31, 2008, based on the estimated fair value of the collateral, the Bank estimates it will incur no loss.

The fifth relationship totaled $1.1 million at December 31, 2008 with a specific loan loss allowance of $59,000.  This relationship is comprised of a $773,000 commercial real estate loan secured by a car wash and an eight-plex located in Farmington, Arkansas, two speculative single family homes totaling $236,000 located in Bella Vista, Arkansas, and land totaling $120,000 located in Fayetteville and Bella Vista, Arkansas.  The loans are all in foreclosure.

The sixth relationship totaled $800,000 at December 31, 2008, and is comprised of a single commercial real estate loan secured by a car wash.  At December 31, 2008, based on the then current appraised value of the property, the Bank estimates a specific loan loss allowance of $8,000.  This borrower is attempting to cure the delinquency so the Bank is exercising a degree of forbearance.

The seventh relationship consists of a commercial real estate loan totaling $661,000 at December 31, 2008 secured by a restaurant located in Fayetteville, Arkansas.  The restaurant is under contract with certain contingent items pending.  Based on the current estimated fair value of the collateral at December 31, 2008, the Bank estimates that it will incur no loss.

The eighth relationship totaled $692,000 at December 31, 2008 and consists of a real estate loan secured by land in Fayetteville, Arkansas.  The borrower is attempting to sell the collateral.  Based on the current estimated fair value of the collateral, the Bank estimates it will incur no loss as of December 31, 2008.

Accruing loans 90 days or more past due at December 31, 2008, consisted of five relationships whose past due interest is expected to be paid or was paid after December 31, 2008.  See “Potential Problem Loans.”

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated.

	December 31, 2008	December 31, 2007	Increase	Percentage Change
	(Dollars in Thousands)
Real estate owned
One- to four-family residential	$3,436	$1,566	$1,870	119.4%
Speculative one- to four-family construction(1)	4,310	5,956	(1,646)	(27.6)
Land(2)	13,314	598	12,716	2,126.4
Commercial real estate	1,325	—	1,325	—
Total real estate owned	$22,385	$8,120	$14,265	175.7%

(1)                      At December 31, 2008, $4.0 million of these properties were 100% complete.  The remainder range from 79% to 84% complete.

(2)                      At December 31, 2008, $10.0 million of the land balance represented 273 finished subdivision lots.  The remainder consisted of raw land.

The increase in real estate owned from December 31, 2007 to December 31, 2008 is primarily related to four subdivisions. The first totaled $3.7 million, and represents two phases of the same subdivision located in Lowell, Arkansas, one of which is complete and the other is approximately 10% complete.   Phase one contains 66 lots.  The second subdivision totaled $4.0 million for a 110 lot subdivision in Springdale, Arkansas.  The third totaled $3.9 million, and represents two phases of a subdivision located in Elm Springs, Arkansas.  The first phase consists of 48 completed lots and the second phase consists of undeveloped land.  The fourth subdivision totaled $926,000 for 35 completed lots located in Pea Ridge, Arkansas.  During 2008, seventeen single family residential properties were transferred to REO and fifteen were sold.

During the same period, eighteen speculative single family properties were transferred to REO and twenty-eight were sold.  At December 31, 2008, the Bank owned ten foreclosed one- to four-family residential properties and eighteen speculative single family residential properties compared to eight and twenty-eight properties, respectively, at December 31, 2007.

The Bank is diligently working to dispose of its REO and has dedicated an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, market research reports, and our own market evaluations to make pricing and selling decisions.   The Bank’s Chief Lending Officer, loan officers, credit manager, special assets officer, and team members in the collections department all work together in this endeavor.   The Bank’s goal is to liquidate these properties in an orderly and efficient manner without incurring extraordinary losses due to quick sale pricing.  During 2008, the Bank sold real estate owned totaling $10.0 million and originated loans to facilitate such sales totaling $6.9 million.  The Bank offers attractive rates and financing options to prospective buyers of real estate owned to help facilitate sales.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At December 31, 2008, the Bank had $54.4 million of classified assets, $51.5 million of which were classified as substandard and $2.9 million of which were classified as loss, consisting of $25.4 million of nonaccrual loans, $22.4 million of real estate owned and $6.6 million of loans 90 days or more past due and still accruing.  In addition, at such date, the Bank had $34.8 million of assets designated as special mention. Special mention assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.

Potential Problem Loans.  Based on the oversupply of lots in Northwest Arkansas, our land development portfolio poses a higher risk of default.  These loans are typically structured with interest due at maturity and lot sales as the source of repayment.  Since lot sales in the Northwest Arkansas market are significantly slower than when these loans were originated, our borrowers typically must rely on a secondary source of funds to pay the interest as it becomes due.  Due to the relatively large balances of these types of loans, the interest due at maturity is usually significant.  At December 31, 2008, gross land development loans totaled $18.5 million with $1.1 million of accrued interest.  Of this total, $2.6 million is on nonaccrual status with $566,000 in accrued interest, $11.4 million with $200,000 in accrued interest is classified as special mention, and $4.4 million with $332,000 in accrued interest is on our watch list.  There was only one matured land development loan on accrual status at December 31, 2008 with a principal balance of $2.4 million and accrued interest of $317,000 and it was paid in full subsequent to December 31, 2008.

At December 31, 2008, the Bank had $9.0 million in loans that were 90 days or more past due and still accruing.  One of such loans totaling $2.4 million discussed above was paid off subsequent to December 31, 2008.  The remaining $6.6 million consists of the following loans:

A $2.8 million first mortgage loan secured by the Belclaire subdivision located in Fayetteville, Arkansas.  Bonds were sold on this property by the Belclaire Improvement District without satisfying the first mortgage with our Bank.  The loan is in default and we have filed foreclosure.  This property is also the subject of various litigation.  We believe our first mortgage will prevail and absent that, believe the guarantors will satisfy the obligation.

A $2.0 million portfolio of single family rental properties located in Fayetteville, Springdale, and Bethel Heights, Arkansas. The borrower has made several payments on these loans since December 31, 2008.

A $1.2 million loan on a church building located in Fayetteville, Arkansas.  The church is attempting to lease the building to another church, which would provide cash flow to service the loan.  Negotiations are ongoing.

A $640,000 matured construction loan.  We expect the interest to be paid and the construction loan to be rolled over to a permanent loan.

The loans discussed above were maintained on accrual status and not classified or judged to be impaired at December 31, 2008, based on our assessment of facts and circumstances existing at that time.  If any of the facts or circumstances change, our treatment of these loans might be different in future reporting periods.

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

Although we consider the allowance for loan losses of approximately $6.4 million adequate to cover losses inherent in our loan portfolio at December 31, 2008, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Total loans outstanding at end of period	$585,785	$642,965	$735,593	$790,570	$699,205
Average loans outstanding	$583,063	$649,062	$726,642	$687,373	$573,520
Allowance at beginning of period	$5,162	$2,572	$2,114	$1,846	$1,621
Charge-offs:
One- to four-family residential	(63)	(75)	(25)	(74)	(152)
Home equity and second mortgage	(392)	(175)	(2)	(49)	(3)
Multifamily residential	—	—	—	—	—
Commercial real estate	(316)	(18)	—	—	(71)
Land	(32)	(20)	—	—	—
Land development	(2,396)	—	—	—	—
Construction	(236)	(401)	(239)	(77)	—
Commercial	(827)	(132)	(234)	(41)	(184)
Consumer (1)	(652)	(798)	(695)	(715)	(488)
Total charge-offs	(4,914)	(1,619)	(1,195)	(956)	(898)
Recoveries:
One- to four-family residential	—	5	—	—	2
Home equity and second mortgage	5	—	—	2	—
Multifamily residential	—	—	—	—	—
Commercial real estate	88	—	—	1	2
Land	2	—	—	—	—
Construction	231	5	7	—	—
Commercial	2	—	—	—	—
Consumer (1)	155	171	164	120	99
Total recoveries	483	181	171	123	103
Net charge-offs	(4,431)	(1,438)	(1,024)	(833)	(795)
Total provisions for losses	5,710	4,028	1,482	1,101	1,020
Allowance at end of period	$6,441	$5,162	$2,572	$2,114	$1,846

Allowance for loan losses as a percentage of total loans Outstanding at end of period	1.10%	0.80%	0.35%	0.27%	0.26%

Net loans charged-off as a percentage of average loans outstanding	0.76%	0.22%	0.14%	0.12%	0.14%

(1)        Consumer loan charge-offs include overdraft charge-offs of $480,000, $575,000, $600,000, $522,000, and $323,000, for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively.  Consumer loan recoveries include recoveries of overdraft charge-offs of $140,000, $162,000, $151,000, $114,000, and $85,000, for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

The following table presents the allocation of the Bank’s allowance for loan losses by the type of loan at each of the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residences (1)	$490	41.54%	$221	35.77%	$204	35.05%	$173	35.53%	$301	41.79%
Home equity and second mortgage (2)	350	5.41	160	5.34	222	4.78	136	3.69	96	3.87
Speculative one- to four-family construction (3)	153	2.92	405	6.35	589	10.92	295	13.16	—	11.83
Multifamily residential	29	4.12	19	2.43	15	1.66	16	1.63	12	1.35
Commercial real estate (4)	448	19.79	309	18.62	413	18.30	372	16.59	356	18.04
Land (5)	869	8.43	105	6.66	48	6.48	—	6.02	—	5.58
Land development (6)	1,583	3.16	2,658	6.56	211	6.45	101	5.09	35	2.01
Construction	79	7.12	118	10.99	92	9.27	113	12.00	73	8.93
Commercial (7)	2,020	3.94	628	3.54	452	3.57	371	2.64	509	2.34
Consumer (8)	420	3.57	539	3.74	326	3.52	437	3.65	412	4.26
Unallocated	—	—	—	—	—	—	100	—	52	—
Total	$6,441	100.00%	$5,162	100.00%	$2,572	100.00%	$2,114	100.00%	$1,846	100.00%

(1)

The increase in the allowance for loan losses for one- to four-family residential loans from 2007 to 2008 was primarily due to an increase in specific loan loss allowances as well as an increase in the loss factor applied to such loans.

(2)	The increase in the allowance for loan losses for home equity and second mortgage loans from 2007 to 2008 was primarily due to an increase in the loss factor applied to such loans.
(3)

The decrease in the allowance for loan losses for speculative one- to four-family construction loans from 2007 to 2008 was primarily due to a decrease in the related loan balances. The decrease from 2006 to 2007 was primarily due to a decrease in specific loan loss allowances. The increase from 2005 to 2006 was primarily due to an increase in specific loan loss allowances as well as an increase in the loss factor applied to such loans. In 2004, speculative one- to four-family residential construction loans were pooled with permanent one- to four-family residences for the determination of the allowance for loan losses.

(4)

The increase in the allowance for loan losses for commercial real estate loans from 2007 to 2008 was primarily due to an increase in specific loan loss allowances. The allowance allocated to commercial real estate loans decreased between 2006 and 2007 primarily due to a decrease in the related loan balances.

(5)

The increase in the allowance for loan losses for land loans from 2007 to 2008 was primarily due to an increase in specific loan loss allowances as well as an increase in the loss factor applied to such loans.

(6)

The decrease in the allowance for loan losses for land development loans from 2007 to 2008 was due to a decrease specific loan loss allowances and a decrease in the related loan balances, partially offset by an increase in the loss factor applied to such loans. The allowance allocated to land development loans increased between 2006 and 2007 primarily due to an increase in specific loan loss allowances in this category of $2.4 million.

(7)

The increase in the allowance for loan losses for commercial loans from 2007 to 2008 was primarily due to an increase in the loss factor applied to such loans. The allowance allocated to commercial loans increased from 2005 to 2006 and from 2006 to 2007 primarily due to increases in specific loan loss allowances in this category.

(8)

The decrease in the allowance for loan losses for consumer loans from 2007 to 2008 was primarily due to decreases in the related loan balances and decreases in the loss factors applied to such loans. Consumer loan loss allowances increased from 2006 to 2007 primarily due to an increase in the loss factor applied to such loans.

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

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost.  Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.  At December 31, 2008, all of the Bank’s investment securities were classified as held to maturity.  At December 31, 2008, approximately $76.4 million of the Bank’s investment securities were pledged as collateral for certain deposits in excess of $250,000 as well as for advances from FHLB of Dallas and the Federal Reserve Bank.  At December 31, 2008, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company’s stockholders’ equity.

The following table sets forth the amount of investment securities held to maturity that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2008.  Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	Less than One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Municipal securities	$225	3.45%	$2,180	4.23%	$6,889	4.25%	$10,271	4.54%	$19,565	4.39%
U. S. Government and agency obligations	—	—%	1,000	4.45%	11,000	5.28%	104,847	5.55%	116,847	5.52%
Total	$225	3.45%	$3,180	4.30%	$17,889	4.88%	$115,118	5.46%	$136,412	5.36%

As of December 31, 2008, there were approximately $135.8 million of investment securities at an average interest rate of 5.36% with issuer call options, of which approximately $124.8 million at an average interest rate of 5.44% are callable within one year.

The following table sets forth the carrying value of the Company’s investment securities classified as held to maturity.  The Company held no investment securities as available for sale at the dates indicated.

	December 31,
	2008	2007	2006
	(In Thousands)
Investment securities held to maturity:
Municipal securities	$19,565	$17,089	$16,889
U.S. Government and agency obligations	116,847	78,501	43,857
Total	$136,412	$95,590	$60,746

As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock.  At December 31, 2008, the Bank’s investment in FHLB stock amounted to $4.8 million.  No ready market exists for such stock and it has no quoted market value.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for lending and other investment purposes.  In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and interest payments, maturities and calls of investment securities, advances from the FHLB of Dallas, and borrowings from the Federal Reserve Bank Discount Window Primary Credit Program.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings are used when funds from loan and deposit sources are insufficient to meet funding needs.  FHLB advances are the primary source of borrowings.

Deposits.  The Bank’s deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts and term certificate accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, early withdrawal penalties and the interest rate.

The Bank considers its primary market area to be Northcentral and Northwest Arkansas.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits.  The Bank does not advertise for deposits outside of its primary market area and management believes that non-residents of Arkansas held an insignificant number of deposit accounts at December 31, 2008.  Services of deposit brokers have been used on a limited basis with less than 1% of certificates of deposit at December 31, 2008, obtained through a broker.

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

	December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 3.00%	$92,625	15.0%	$2,063	0.3%	$4,173	0.6%
3.00% - 3.99%	213,847	34.6	66,897	10.6	98,932	15.2
4.00% - 5.99%	77,587	12.5	353,534	56.1	327,311	50.2
6.00% - 7.99%	2,435	0.4	3,917	0.6	3,826	0.6
Total certificate accounts	386,494	62.5	426,411	67.6	434,242	66.6

Transaction accounts:
Savings	23,019	3.7	25,088	4.0	26,824	4.1
Money market accounts	45,022	7.3	51,424	8.2	51,827	7.9
Checking accounts	163,468	26.5	127,491	20.2	139,372	21.4
Total transaction accounts	231,509	37.5	204,003	32.4	218,023	33.4
Total deposits	$618,003	100.0%	$630,414	100.0%	$652,265	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2008		2007		2006
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Savings accounts	$24,665	0.12%	$26,512	0.57%	$29,018	0.59%
Money market accounts	48,974	1.84	51,484	2.89	56,984	2.64
Checking accounts with interest	127,627	1.36	102,406	1.83	96,095	1.47
Checking accounts - noninterest	29,286	—	33,298	—	36,133	—
Certificates of deposit	399,256	4.00	425,024	4.81	412,000	4.31
Total deposits	$629,808	2.95%	$638,724	3.74%	$630,230	3.28%

The following table presents, by various interest rate categories, certificates of deposit at December 31, 2008 and 2007, and the amounts at December 31, 2008, which mature during the periods indicated.

	December 31,		Amounts at December 31, 2008 Maturing in the 12 Months Ending December 31,
	2008	2007	2009	2010	2011	Thereafter
	(In Thousands)
Certificate accounts:
Less than 3.00%	$92,625	$2,063	$80,467	$11,932	$226	$—
3.00% - 3.99%	213,847	66,897	169,120	23,779	12,603	8,345
4.00% - 5.99%	77,587	353,534	18,133	20,052	16,601	22,801
6.00% - 7.99%	2,435	3,917	2,435	—	—	—
Total certificate accounts	$386,494	$426,411	$270,155	$55,763	$29,430	$31,146

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2008 by time remaining to maturity.

Amount
(In Thousands)
Period Ending:
March 31, 2009	$17,443
June 30, 2009	24,586
September 30, 2009	30,788
December 31, 2009	15,333
After December 31, 2009	35,142
Total certificates of deposit with balances of $100,000 or more	$123,292

Borrowed funds.  The Bank utilizes FHLB advances in its normal operating and investing activities.  The Bank pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and certain qualifying investment securities.  Pledged collateral is held in the custody of the FHLB.  Currently, the Bank may borrow only short-term FHLB advances with maturities up to thirty days.

Borrowings from the FHLB at December 31, 2008, have maturity dates and weighted average rates as follows:

Year Ending December 31,	Weighted Average Rate	Amount
		(Dollars in Thousands)
2009	3.55%	$46,636
2010	3.37	17,353
2011	3.24	11,514
2012	2.36	3,570
2013	0.89	2,168
Thereafter	4.33	941
Total	3.36%	$82,182

The Bank also utilizes borrowings from the FRB through the Discount Window Primary Credit Program which is available for a period of approximately one month to generally sound depository institutions.  On March 17, 2008, the Primary Credit Program was temporarily changed to allow for terms of up to 90 days and the spread of the primary credit rate over the FOMC’s target federal funds rate was reduced to 25 basis points.  At December 31, 2008, the Bank had $10.0 million in overnight borrowings at a rate of 0.50% outstanding with the FRB.

The following table sets forth information with respect to the Company’s borrowings at and during the periods indicated.

	At or For the Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Maximum balance	$104,100	$120,305	$171,375
Average balance	92,544	94,481	154,186
Year end balance	92,212	82,087	120,305
Weighted average interest rate:
At end of year	3.05%	4.53%	4.58%
During the year	3.84%	4.56%	4.50%

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes.  The Bank’s only subsidiary, First Harrison Service Corporation (the “Service Corporation”), was formed in 1971.  At December 31, 2008, the Service Corporation was inactive.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2008, the Bank was in compliance with the above restrictions.

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

The Bank

General.  The OTS has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC.  The last regulatory examination of the Bank by the OTS was completed in July 2008.  The Bank was not required to make any material changes to its operations as a result of such examination.  Federal laws and regulations prescribe the investment and lending authority of savings institutions, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.

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

Insurance of Accounts.  Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”).

FDIC insurance expense totaled $374,000, $76,000 and $77,000 in 2008, 2007, and 2006, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings &

Loan Insurance Corporation. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Bank received a one-time assessment credit of $592,000 to be applied against future deposit insurance assessments, subject to certain limitations. This credit was utilized to offset $452,000 of deposit insurance assessments during 2007 and $140,000 of assessments during 2008. The assessment credits were mostly utilized for assessments through June 30, 2008.

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

On December 16, 2008, the FDIC approved the final rule to raise the risk-based deposit insurance assessment rates uniformly by seven basis points for the first quarter of 2009 assessment period beginning on January 1, 2009.  On February 26, 2009, the FDIC approved the final rule to raise the assessment rates for the assessment period beginning on April 1, 2009 and subsequent assessment periods.  The new assessment scheme will differentiate between risk profiles and will require riskier institutions to pay higher assessment rates based on classification into one of four risk categories.  Initial base assessment rates will increase to between 12 and 45 basis points, depending on the risk category.  Such initial base assessment rates are subject to adjustment such that the total assessment rate could range from 7 to 77.5 basis points on an annual basis.

On February 26, 2009, the FDIC adopted an interim rule, with request for comment, to impose a one-time 20 basis point emergency special assessment effective on June 30, 2009 and to be collected on September 30, 2009.  Based on our most recent FDIC deposit insurance assessment base, the emergency special assessment of 20 basis points, if implemented, would increase our FDIC deposit insurance premiums by approximately $1.2 million in 2009.  The FDIC has indicated in recent press reports that it may consider reducing the emergency special assessment by half to 10 basis points if, among other factors, Congress enacts legislation to expand the FDIC’s line of credit with the Department of Treasury to $100 billion.

On February 26, 2009, the FDIC adopted another interim rule, with request for comment, to have the option to impose a further special assessment of up to 10 basis points on an institution’s assessment base on the last day of any calendar quarter after June 30, 2009 to be collected at the same time the risk-based assessments are collected.  The assessment will be imposed if the FDIC determines the Deposit Insurance Fund reserve ratio will fall to a level that would adversely affect public confidence or to a level close to zero or negative, among other factors.  The ultimate goal of the increase in assessment rates and the proposed special assessments is to restore the DIF ratio to a minimum of 1.15 percent within the next seven years.   However, the interim rules are subject to change and may or may not be enacted.

Given the enacted and proposed increases in assessments for insured financial institutions in 2009, the Company anticipates that FDIC assessments on deposits will have a significantly greater impact upon operating expenses in 2009 compared to 2008 and could materially affect our reported earnings, liquidity and capital.

Temporary Liquidity Guarantee Program.  On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust  Accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points annualized collected quarterly on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Company elected to participate in both guarantee programs.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” capital equal to at least 4.0% of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.  For purposes of the regulation, core capital generally consists of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and “qualifying supervisory goodwill.”  Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution’s intangible assets, with only a limited exception for purchased mortgage servicing rights.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not materially affect the Bank’s regulatory capital.  At December 31, 2008, the Bank exceeded its tangible, core and risk-based capital requirements.

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

Currently, the QTL test requires either (i) that a savings association qualifies as a domestic building and loan association as defined in Section 7701 (a)(19) of the Internal Revenue Code of 1986, as amended, (“Code”) or (ii) that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; educational loans; small business loans; loans made through credit cards or credit card accounts; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC.  In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; investments in a service corporation that derives at least 80% of its gross revenues from activities related to domestic or manufactured residential housing; 200% of the amount of loans and investments in “starter homes”; 200% of the amount of certain loans in “credit-needy” areas; loans for the purchase, construction, development, or improvements of “community service facilities” not in credit-needy areas; loans for personal, family, or household purchases (other than those in the includable without limit category); and stock issued by the FHLMC or the FNMA.  Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution’s total assets.  At December 31, 2008, the qualified thrift investments of the Bank were approximately 71.2% of its portfolio assets.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At December 31, 2008, the Bank had $82.2 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the sum of 0.06% of total assets as of the previous December 31 and 4.10% of outstanding advances.  At December 31, 2008, the Bank had $4.8 million in FHLB stock, which was in compliance with this requirement.  No ready market exists for such stock and it has no quoted market value.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits.  As of December 31, 2008, no reserves were required to be maintained on the first $9.3 million of transaction accounts, reserves of 3% were required to be maintained against the next $43.9 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% against all remaining net transaction accounts.  Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders.  The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  Distribution of a cash dividend by a thrift institution to a shareholder is treated as made:  first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper.  To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves.  As of December 31, 2008, the Bank’s pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

Net Operating Loss Carryovers.  A financial institution may, for federal income tax purposes, carry back net operating losses (“NOLs”) to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after 1997.  The Job Creation and Worker Assistance Act of 2002 temporarily increased the general NOL carryback period from two years to five years for NOLs arising in taxable years ending in 2001 and 2002.  At December 31, 2008, the Bank had no NOL carryforwards for federal income tax purposes.

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

The Bank’s federal income tax returns for the tax years ended December 31, 2005 forward are open under the statute of limitations and are subject to review by the IRS.  The Company has been notified that its 2007 tax return will be subject to examination by the IRS.

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

The current economic environment poses significant challenges for the Company and could adversely affect its financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions.  Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Bank’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial services industry.  For example, further deterioration in local economic conditions in the Company’s markets could drive losses beyond that which is provided for in its allowance for loan losses.  The Company may also face the following risks in connection with these events:

•                  Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of the Bank’s loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business.

•                  Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•                  The processes the Company uses to estimate the allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•                  The Bank’s ability to assess the creditworthiness of its customers may be impaired if the processes and approaches it uses to select, manage, and underwrite its customers become less predictive of future charge-offs.

•                  The Company expects to face increased regulation of its industry, and compliance with such regulation may increase its costs, limit its ability to pursue business opportunities, and increase compliance challenges.

As these conditions or similar ones continue to exist or worsen, the Company could experience continuing or increased adverse effects on its financial condition and results of operations.

The Company’s business is subject to various lending and other economic risks that could adversely impact the Company’s financial condition and results of operations.

Change in economic conditions, particularly an economic slowdown, could hurt the Company’s business.  The Company’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond the Company’s control.  A deterioration in economic conditions, in particular an economic slowdown within the Company’s geographic region, could result in the following consequences, any of which could have a material adverse effect on the Company’s business:

•                  loan delinquencies may increase;

•                  problem assets and foreclosures may increase;

•                  demand for the Company’s products and services may decline; and

•                  collateral for loans made by the Bank many decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with the Company’s loans held for investment.

The declining real estate market could impact the Company’s business.

The Bank’s business activities and credit exposures are concentrated in Northwest Arkansas and the surrounding region. A continued downturn in this regional real estate market could hurt the Company’s business because of the geographic concentration within this regional area.  If there is a significant decline in real estate values, the collateral for the Bank’s loans will provide less security.  As a result, the Bank’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

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

Our lending activities include loans secured by existing commercial real estate.  In addition, our portfolio includes loans for the construction of single-family residential real estate and land development loans.  Commercial real estate and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  Our lending activities also include commercial business loans to small- to medium-sized businesses, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including automobile loans, deposit account secured loans and unsecured loans.  Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

At December 31, 2008, total nonaccrual loans amounted to $25.4 million, a $7.9 million or 23.7% decrease compared to nonaccrual loans of $33.3 million at December 31, 2007.  Such decrease was primarily due to a $8.9 million decrease in nonaccrual land development loans which were transferred to real estate owned during the year.  The Northwest Arkansas market has experienced an oversupply of lots and speculative homes and certain of the Bank’s builders are experiencing extended marketing times for the sale of their homes, resulting in inadequate cash flow to service the interest carry on their loan.  As a result, the Bank has substantially curtailed such lending.

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

The Company is subject to restrictions on its ability to declare or pay dividends and repurchase its shares as a result of its participation in the Treasury’s Troubled Asset Relief Program Capital Purchase Program.

On March 6, 2009, the Company issued to the Treasury for aggregate consideration of $16.5 million (i) 16,500 shares of Series A Preferred Stock and (ii) a Warrant to purchase 321,847 shares of the Company’s Common Stock pursuant to the terms of the Purchase Agreement.  Under the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares is restricted.  Specifically, the Company may not declare dividend payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the Series A Preferred Stock.  In addition, the Company may not increase the dividends on its Common Stock above the amount of the last quarter cash dividend per share declared prior to October 14, 2008, which was $0.16 per share, without the Treasury’s approval until the third anniversary of the investment unless all of the Series A Preferred Stock has been redeemed or transferred.

Further, until the Series A Preferred Stock is redeemed, the Company may not pay a quarterly cash dividend in excess of $0.01 per share without approval of its primary regulator, the Office of Thrift Supervision.

The Company’s ability to repurchase its shares is also restricted under the terms of the Purchase Agreement.  The Treasury’s consent generally is required for the Company to make any stock repurchases until the third anniversary of the investment by the Treasury unless all of the Series A Preferred Stock has been redeemed or transferred.  Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the Series A Preferred Stock dividends.

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

We opened two new branches during calendar year 2008. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. We have no assurance our new branches will be successful even after they have been established.

If external funds are not available, this could adversely impact our growth and future prospects.

We primarily rely on deposits and Federal Home Loan Bank and Federal Reserve Bank advances to fund our operations. Although we have historically been able to replace maturing deposits if desired, no assurance can be given that we will be able to replace such funds in the future if our financial condition or market conditions were to change. Although we consider the sources of existing funds adequate for our current liquidity needs, we may seek brokered deposits or debt in the future to achieve our long-term business objectives. There can be no assurance additional funds, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

At December 31, 2008, the Bank conducted its business from its executive office in Harrison, Arkansas, and nineteen full service offices, all of which are located in Northcentral and Northwest Arkansas.

The following table sets forth information with respect to the offices and other properties of the Bank at December 31, 2008.

Description/Address	Leased/ Owned	Description/Address	Leased/ Owned

1401 Highway 62/65 North	Owned	2501 E. Central Ave., Suite 2	Leased(1)
Harrison, AR 72601		Bentonville, AR 72712

200 West Stephenson	Owned	3460 North College	Owned
Harrison, AR 72601		Fayetteville, AR 72703

Corner Central & Willow	Owned	1303 Hudson Road	Owned
Harrison, AR 72601		Rogers, AR 72756

324 Hwy. 62/65 Bypass	Owned	201 East Henri De Tonti Blvd.	Owned
Harrison, AR 72601		Tontitown, AR 72764

210 South Main	Owned	2025 North Crossover Road	Owned
Berryville, AR 72616		Fayetteville, AR 72703

668 Highway 62 East	Owned	191 West Main Street	Owned
Mountain Home, AR 72653		Farmington, AR 72730

1337 Highway 62 SW	Owned	2030 West Elm	Owned
Mountain Home, AR 72653		Rogers, AR 72756

301 Highway 62 West	Owned	1023 East Millsap Road	Owned
Yellville, AR 72687		Fayetteville, AR 72703

307 North Walton Blvd.	Owned	3027 Highway 62 East	Owned
Bentonville, AR 72712		Mountain Home, AR 72653

3300 West Sunset	Owned	1190 East Centerton Boulevard	Leased (2)
Springdale, AR 72762		Centerton, AR 72719

2000 Promenade Boulevard	Leased (3)	225 N. Bloomington Street, Ste. H	Owned
Rogers, AR 72758		Lowell, AR 72745

(1)                Such property is subject to a five-year lease expiring August 1, 2013, with two five-year renewal options.

(2)                Such property is subject to a five-year lease expiring November 1, 2010, with three five-year renewal options.

(3)                Such property is subject to a ten-year lease expiring March 1, 2018, with five five-year renewal options.

Item 3.  Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company’s common stock are traded under the symbol “FFBH” on the Nasdaq Global Market.  At February 20, 2009, the Company had 4,846,785 shares of common stock outstanding and had approximately 1,877 beneficial holders of common stock.

The following table sets forth the dividends declared and the reported high and low end of day closing prices of a share of the Company’s common stock as reported by Nasdaq for the periods indicated.

Quarter Ended	Year Ended December 31, 2008			Year Ended December 31, 2007
	High	Low	Dividend	High	Low	Dividend
March 31	$15.49	$11.79	$0.16	$25.24	$23.25	$0.16
June 30	$13.95	$8.65	$0.16	$25.05	$23.43	$0.16
September 30	$9.95	$7.07	$0.16	$23.95	$17.60	$0.16
December 31	$9.89	$7.00	$0.16	$18.05	$14.00	$0.16

In conjunction with the Company’s participation in the U.S. Treasury’s Capital Purchase Program and in an effort to preserve and maintain capital during the current economic crisis, the board of directors of the Company has determined to decrease the quarterly cash dividend rate to $0.01 per share.  Until the preferred stock issued to the U.S. Treasury under the Capital Purchase Program is redeemed, the Company may not pay a quarterly cash dividend in excess of $0.01 per share without approval from its primary regulator, the Office of Thrift Supervision.  The board of directors intends to revisit this issue when the economy rebounds and the Company’s earnings return to more normalized levels.  Future dividends will be determined by the board of directors after giving consideration to the Company’s financial condition, results of operations, tax status, industry standards, economic conditions, regulatory requirements and other factors.

The following graph demonstrates comparison of the cumulative total returns for the common stock of the Company, the SNL Securities $500 million to $1 Billion Thrift Asset Size Index, and the NASDAQ Stock Market Index since the close of trading of the Company’s common stock on December 31, 2003.  The graph represents $100 invested in the Company’s common stock at $20.50 per share, the closing price per share as of December 31, 2003.  The cumulative total returns include the payment of dividends by the Company.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First Federal Bancshares of Arkansas, Inc.	100.00	112.06	123.40	126.51	75.80	43.49
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Thrift $500M-$1B	100.00	110.61	105.12	128.81	101.83	75.51

Issuer Purchases of Equity Securities

The Company did not repurchase any securities during the fourth quarter of 2008.  The Company is in its nineteenth announced repurchase program that was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006. Total shares approved to be purchased in this program are 245,197, of which 214,587 had been purchased as of December 31, 2008.  All treasury stock purchases are made under publicly announced repurchase programs.  The repurchase program is currently suspended.

Item 6.  Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below and on the following page is not complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands, Except Per Share Data)
Selected Financial Condition Data:
Total assets	$795,172	$791,978	$852,475	$852,411	$751,665
Cash and cash equivalents	9,367	27,387	35,518	21,109	16,003
Investment securities	136,412	95,590	60,746	56,695	56,660
Loans receivable, net	568,123	601,256	693,095	719,214	634,217
Allowance for loan losses	6,441	5,162	2,572	2,114	1,846
Deposits	618,003	630,414	652,265	611,667	582,424
Other borrowings	92,212	82,087	120,305	158,240	89,756
Stockholders’ equity	73,117	73,663	75,573	77,842	75,301

Selected Operating Data:
Interest income	$43,947	$50,426	$54,119	$46,085	$39,370
Interest expense	22,102	28,184	27,576	19,604	14,338
Net interest income	21,845	22,242	26,543	26,481	25,032
Provision for loan losses	5,710	4,028	1,482	1,101	1,020
Net interest income after provision for loan losses	16,135	18,214	25,061	25,380	24,012
Noninterest income	9,417	7,769	8,222	6,936	6,201
Noninterest expense	23,468	22,995	22,521	20,743	18,710
Income before income taxes	2,084	2,988	10,762	11,573	11,503
Income tax provision (benefit)	(423)	345	3,379	3,723	3,698
Net income	$2,507	$2,643	$7,383	$7,850	$7,805

Earnings per Share:
Basic	$0.52	$0.54	$1.48	$1.57	$1.54
Diluted	$0.52	$0.54	$1.44	$1.50	$1.45

Cash Dividends Declared per Share	$0.64	$0.64	$0.58	$0.50	$0.42

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Ratios(1):
Return on average assets	0.31%	0.32%	0.85%	0.97%	1.09%
Return on average equity	3.38	3.52	9.40	10.27	10.37
Average equity to average assets	9.24	9.21	9.04	9.46	10.53
Interest rate spread(2)	2.99	2.92	3.19	3.41	3.64
Net interest margin(2)	3.01	2.98	3.29	3.51	3.75
Net interest income after provision for loan losses to noninterest expense	68.75	79.21	111.28	122.35	128.34
Noninterest expense to average assets	2.92	2.82	2.59	2.57	2.62
Average interest earning assets to average interest bearing liabilities	100.49	101.68	102.92	103.80	105.12
Operating efficiency(3)	75.07	76.62	64.78	62.07	59.90

Asset Quality Ratios(4):
Nonaccrual and restructured loans to total loans(5)	5.87	5.55	2.68	1.67	1.14
Nonperforming assets to total assets(5)	7.14	5.54	2.76	1.65	1.13
Allowance for loan losses to non-performing loans(5)	18.73	14.44	13.07	16.06	23.21
Allowance for loan losses to total loans	1.10	0.80	0.35	0.27	0.26

Capital Ratios(6):
Tangible capital to adjusted total assets	8.89	9.22	8.76	8.78	9.74
Core capital to adjusted total assets	8.89	9.22	8.76	8.78	9.74
Risk-based capital to risk-weighted assets	13.35	13.20	11.94	12.06	13.75

Other Data:
Dividend payout ratio(7)	123.74%	117.71%	39.26%	32.19%	27.91%
Full service offices at end of period	20	18	18	16	15

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

The Bank is a federally chartered stock savings and loan association that was formed in 1934.  First Federal conducts business from its main office and nineteen full-service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. The Bank will continue to focus its growth and expansion efforts in this six county area, especially in Benton and Washington counties, one of the fastest growing areas of the state.    The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. Other financial services include investment products offered through First Federal Investment Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, e-statements, bill payment and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

First Federal’s lending focus has traditionally been on permanent residential real estate.  However, in recent years, an increased emphasis has been placed on commercial real estate lending and construction lending based on opportunities in Washington and Benton counties.  Beginning in late 2005, we reduced our focus on construction lending due to an oversupply of homes and lots in Northwest Arkansas.  While oversupply continues to be a significant issue, the market in Northwest Arkansas continues to outperform the national and state economies with lower unemployment and continued population growth. Washington and Benton County are the headquarters of the state’s two largest employers, Wal-Mart and Tyson Foods.  These employers attract suppliers who establish offices in the area and create jobs, which fosters demand for housing and office space.  As of November 2008, unemployment in the Fayetteville/Springdale/Rogers metro area was 3.9% (not seasonally adjusted), compared to the Arkansas rate of 5.7% and the U.S. rate of 6.8%, both seasonally adjusted.

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

Like many banks, First Federal Bank’s greatest challenge in this economic environment is reducing the level of nonperforming assets and managing interest rate risk and managing asset quality.  We strive to maintain the asset quality of our loan portfolio at acceptable levels through sound underwriting procedures, including the use of credit scoring; a thorough loan review function; active collection procedures for delinquent loans; and, in the event of repossession, prompt and efficient liquidation of real estate, automobiles and other forms of collateral.   We have experienced an increase in nonperforming assets, primarily due to the housing market oversupply issue in Northwest Arkansas as well as the downturn in the general economy.  We attempt to work with troubled borrowers to return their loans to performing status where possible. However, given current market conditions, the trend of increasing nonperforming assets may continue for the foreseeable future.  Both the board of directors and senior management place a high priority on reducing our nonperforming assets and managing asset quality.

In addition, management is also challenged with managing interest rate risk.  The Bank’s current interest rate risk position as measured by our regulator, the OTS, is at a minimal level as defined by Thrift Bulletin 13a.  The movement of interest rates impacts the level of interest rate risk and the timing and magnitude of assets repricing compared to liabilities repricing.  The Bank attempts to reduce the impact of changes in interest rates on its net interest income by managing the repricing gap as described in the “Asset and Liability Management” section.

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

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding market conditions and their impact on the loan portfolio.  In the event the economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral dependent and for real estate owned, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between December 31, 2008 and 2007 are presented in the following table (dollars in thousands).  Material changes between periods are discussed in the sections that follow the table.

	December 31,		Increase
	2008	2007	(Decrease)	% Change

ASSETS
Cash and cash equivalents	$9,367	$27,387	$(18,020)	(65.8)%
Investment securities held to maturity	136,412	95,590	40,822	42.7
FHLB Stock	4,825	4,433	392	8.8
Loans receivable, net	568,123	601,256	(33,133)	(5.5)
Accrued interest receivable	6,701	9,042	(2,341)	(25.9)
Real estate owned, net	22,385	8,120	14,265	175.7
Office properties and equipment, net	24,694	24,263	431	1.8
Prepaid expenses and other assets	22,665	21,887	778	3.6

TOTAL	$795,172	$791,978	$3,194	0.4%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$618,003	$630,414	$(12,411)	(2.0)%
Other borrowings	92,212	82,087	10,125	12.3
Other liabilities	11,840	5,814	6,026	103.6
Total liabilities	722,055	718,315	3,740	0.5

STOCKHOLDERS’ EQUITY	73,117	73,663	(546)	(0.7)
TOTAL	$795,172	$791,978	$3,194	0.4%

BOOK VALUE PER SHARE	$15.09	$15.21

EQUITY TO ASSETS	9.2%	9.3%

Loans Receivable.  Changes in loan composition between December 31, 2008 and 2007 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2008	2007	(Decrease)	% Change

One- to four-family residences	$243,321	$230,005	$13,316	5.8%
Home equity and second mortgage	31,712	34,315	(2,603)	(7.6)
Multifamily	24,147	15,616	8,531	54.6
Commercial real estate	115,935	117,548	(1,613)	(1.4)
Land	49,354	42,843	6,511	15.2
Construction:
One- to four-family residences	8,450	20,815	(12,365)	(59.4)
Speculative one- to four-family residences	17,096	40,893	(23,797)	(58.2)
Multifamily	15,016	18,632	(3,616)	(19.4)
Commercial real estate	18,297	31,239	(12,942)	(41.4)
Land development	18,457	42,145	(23,688)	(56.2)
Total mortgage loans	541,785	594,051	(52,266)	(8.8)

Commercial	23,078	24,846	(1,768)	(7.1)

Automobile	8,631	9,531	(900)	(9.4)
Other	12,291	14,537	(2,246)	(15.5)
Total consumer	20,922	24,068	(3,146)	(13.1)

Total loans receivable	585,785	642,965	(57,180)	(8.9)
Less:
Undisbursed loan funds	(11,750)	(36,868)	25,118	(68.1)
Unearned discounts and net deferred loan costs (fees)	529	321	208	64.8
Allowance for loan losses	(6,441)	(5,162)	(1,279)	24.8

Loans receivable, net	$568,123	$601,256	$(33,133)	(5.5)%

The decrease in the Bank’s loan portfolio was primarily due to continued softening of the housing market in the Bank’s market area.  Market data indicates an overall decrease in home sales in Benton and Washington counties in 2008 and 2007 compared to 2006.   Although the Northwest Arkansas region continues to experience job market and population growth, the supply of new residential lots and new speculative homes for sale has outpaced demand for the past several years.  We expect this trend to continue for the foreseeable future given the level of oversupply in the market.

Allowance for Loan Losses.  Changes in the composition of the allowance for loan losses between December 31, 2008 and 2007 are presented in the following table (in thousands).

	December 31,
	2008	2007	Increase
General	$3,525	$2,267	$1,258
Specific	2,916	2,895	21
	$6,441	$5,162	$1,279

The general component of the allowance for loan losses increased primarily due to increases in the estimated loss rates applied to commercial loans, land development loans, land loans, and home equity loans, partially offset by decreases in speculative single family construction and land development loan balances.  Such loss rates were increased due to our loss experience with these types of loans.

Investment Securities.  Changes in the composition of investment securities held to maturity between December 31, 2008 and 2007 are presented in the following table (in thousands).

	December 31,
	2008	2007	Increase
U.S. Government and agency obligations	$116,847	$78,501	$38,346
Municipal securities	19,565	17,089	2,476
Total	$136,412	$95,590	$40,822

During 2008, investment securities totaling approximately $125.2 million with a weighted average tax equivalent yield of 5.94% were purchased and $84.4 million with a weighted average tax equivalent yield of 6.15% matured or were called.   Due to lower loan demand, the Bank used funds from loan repayments and borrowings to purchase investment securities.

Federal Home Loan Bank Stock.  FHLB stock increased by approximately $392,000 due to balance requirements related to the FHLB advances.

Accrued Interest Receivable.  The decrease in accrued interest receivable was primarily due to the decrease in loans receivable balance as well as a decrease in the loan yield and the number of days accrued at December 31, 2008.

Real Estate Owned, net.  Changes in the composition of real estate owned between December 31, 2008 and December 31, 2007 are presented in the following table (dollars in thousands).

	December 31, 2007	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Gain (Loss)	December 31, 2008
One- to four-family residential	$1,566	$5,096	$(537)	$(2,648)	$(41)	$3,436
Speculative one- to four-family	5,956	6,222	(853)	(6,865)	(150)	4,310
Land	598	16,066	(2,927)	(453)	30	13,314
Commercial real estate	—	1,617	(292)	—	—	1,325
	$8,120	$29,001	$(4,609)	$(9,966)	$(161)	$22,385

(1)   Net sales proceeds include $6.9 million of loans made by the Bank to facilitate the sale of real estate owned.

Deposits.  Changes in the composition of deposits between December 31, 2008 and 2007 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2008	2007	(Decrease)	% Change

Checking accounts	$163,468	$127,491	$35,977	28.2%
Money market accounts	45,022	51,424	(6,402)	(12.5)
Savings accounts	23,019	25,088	(2,069)	(8.3)
Certificates of deposit	386,494	426,411	(39,917)	(9.4)

Total deposits	$618,003	$630,414	$(12,411)	(2.0)%

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

Other Borrowings.  The Bank experienced a $10.1 million or 12.3% increase in FHLB of Dallas and Federal Reserve Bank borrowings during the year. The Bank used the funds primarily to purchase investment securities and to pay deposit withdrawals.  The balance of FHLB of Dallas advances at December 31, 2008 of $82.2 million consisted of $66.2 million of fixed rate advances with an average cost of 3.9% and $16.0 million of floating rate advances with an average cost of 0.7%.  Federal Reserve Bank overnight borrowings totaled $10.0 million at December 31, 2008 with a cost of 0.5%.

Stockholders’ Equity.  Stockholders’ equity decreased approximately $546,000 from December 31, 2007 to December 31, 2008.  The decrease in stockholders’ equity was primarily due to the payment of quarterly cash dividends in the amount of $3.1 million.  Such a decrease was partially offset by net income in the amount of $2.5 million resulting from continued profitable operations.  See the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006 contained herein for more detail.

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

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable(1)	$583,063	$36,799	6.31%	$649,062	$45,473	7.01%	$726,642	$50,185	6.91%
Investment securities(2)	127,100	6,760	5.32	78,831	4,071	5.16	67,395	3,270	4.85
Other interest earning assets	15,708	388	2.47	17,630	882	5.00	13,288	664	5.00
Total interest earning assets	725,871	43,947	6.05	745,523	50,426	6.76	807,325	54,119	6.70
Noninterest earning assets	76,875			68,478			61,841
Total assets	$802,746			$814,001			$869,166
Interest bearing liabilities:
Deposits	$629,808	18,549	2.95	$638,724	23,873	3.74	$630,230	20,643	3.28
Other borrowings	92,544	3,553	3.84	94,481	4,311	4.56	154,186	6,933	4.50
Total interest bearing liabilities	722,352	22,102	3.06	733,205	28,184	3.84	784,416	27,576	3.51
Noninterest bearing liabilities	6,201			5,787			6,182
Total liabilities	728,553			738,992			790,598
Stockholders’ equity	74,193			75,009			78,568
Total liabilities and stockholders’ equity	$802,746			$814,001			$869,166

Net interest income		$21,845			$22,242			$26,543
Net earning assets	$3,519			$12,318			$22,909
Interest rate spread			2.99%			2.92%			3.19%
Net interest margin			3.01%			2.98%			3.29%
Ratio of interest earning assets to interest bearing liabilities			100.49%			101.68%			102.92%

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

	Year Ended December 31,
	2008 vs. 2007
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(4,624)	$(4,508)	$458	$(8,674)
Investment securities	2,493	122	74	2,689
Other interest earning assets	(96)	(447)	49	(494)
Total interest earning assets	(2,227)	(4,833)	581	$(6,479)

Interest expense:
Deposits	(333)	(5,062)	71	(5,324)
Other borrowings	(88)	(684)	14	(758)
Total interest bearing liabilities	(421)	(5,746)	85	(6,082)
Net change in net interest income	$(1,806)	$913	$496	$(397)

	Year Ended December 31,
	2007 vs. 2006
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(5,358)	$723	$(77)	$(4,712)
Investment securities	555	210	36	801
Other interest earning assets	217	1	—	218
Total interest earning assets	(4,586)	934	(41)	(3,693)

Interest expense:
Deposits	278	2,913	39	3,230
Other borrowings	(2,684)	101	(39)	(2,622)
Total interest bearing liabilities	(2,406)	3,014	—	608
Net change in net interest income	$(2,180)	$(2,080)	$(41)	$(4,301)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands).  Specific changes in captions are discussed following the table.

	Year Ended December 31,			Dollar Change		Percentage Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006	2008 vs 2007	2007 vs 2006
Interest income:
Loans receivable	$36,799	$45,473	$50,185	$(8,674)	$(4,712)	(19.1)%	(9.4)%
Investment securities	6,760	4,071	3,270	2,689	801	66.1	24.5
Other	388	882	664	(494)	218	(56.0)	32.8
Total interest income	43,947	50,426	54,119	(6,479)	(3,693)	(12.9)	(6.8)
Interest expense:
Deposits	18,549	23,873	20,643	(5,324)	3,230	(22.3)	15.6
Other borrowings	3,553	4,311	6,933	(758)	(2,622)	(17.6)	(37.8)
Total interest expense	22,102	28,184	27,576	(6,082)	608	(21.6)	2.2
Net interest income before provision for loan losses	21,845	22,242	26,543	(397)	(4,301)	(1.8)	(16.2)
Provision for loan losses	5,710	4,028	1,482	1,682	2,546	41.8	171.8
Net interest income after provision for loan losses	16,135	18,214	25,061	(2,079)	(6,847)	(11.4)	(27.3)
Noninterest income:
Deposit fee income	5,413	4,989	4,839	424	150	8.5	3.1
Gain on sale of loans	354	823	924	(469)	(101)	(57.0)	(10.9)
Other	3,650	1,957	2,459	1,693	(502)	86.5	(20.4)
Total noninterest income	9,417	7,769	8,222	1,648	(453)	21.2	(5.5)
Noninterest expenses:
Salaries and employee benefits	12,770	13,231	13,464	(461)	(233)	(3.5)	(1.7)
Net occupancy expense	2,657	2,325	2,405	332	(80)	14.3	(3.3)
Real estate owned, net	1,946	1,162	191	784	971	67.5	508.4
Data processing	1,431	1,513	1,474	(82)	39	(5.4)	2.7
Advertising and public relations	900	1,145	1,338	(245)	(193)	(21.4)	(14.4)
Other	3,764	3,619	3,649	145	(30)	4.0	(0.8)
Total noninterest expenses	23,468	22,995	22,521	473	474	2.1	2.1
Income before provision for income taxes	2,084	2,988	10,762	(904)	(7,774)	(30.3)	(72.2)
Income tax provision	(423)	345	3,379	(768)	(3,034)	(222.6)	(89.8)
Net income	$2,507	$2,643	$7,383	$(136)	$(4,740)	5.2	(64.2)%

Basic earnings per share	$0.52	$0.54	$1.48	$(0.02)	$(0.94)	(3.7)%	(63.3)%
Diluted earnings per share	$0.52	$0.54	$1.44	$(0.02)	$(0.90)	(3.7)%	(62.5)%

Interest rate spread	2.99%	2.92%	3.19%
Net interest margin	3.01%	2.98%	3.29%

Average full-time equivalents	301	303	306
Full service offices	20	18	18

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

Interest Income.  The decrease in interest income in the 2008 vs. 2007 period was primarily due to a decrease in the average balance of and average yield earned on loans receivable offset by an increase in the average balance of investment securities.  The decrease in the average yield earned on loans receivable was due to decreases in market interest rates.  The average balance of loans receivable decreased due to repayments and maturities as well as a decrease in loan originations.

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

Interest Expense.   The decrease in interest expense in the 2008 vs. 2007 period was primarily due to a decrease in the rates paid on deposits and borrowings.  The decreases in the average rates paid on deposit accounts and borrowings reflect decreases in market interest rates.

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

The increase in the provision for loan losses in the 2008 vs. 2007 period was primarily due to an increase in loss experience on commercial and land loans, offset by a decrease in losses on land development loans.

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

Noninterest Income.  The increase in deposit fee income in 2008 vs. 2007 was primarily related to an increase in debit card usage and insufficient funds fees due to our new checking product which offers a higher interest rate than the Bank’s other checking account products.  One of the qualifications to earn the higher rate is use of the debit card no less than a specified number of times each month.  The Bank introduced this product in January 2008.  The Bank believes this product will expand its customer base and provide cost savings and fee income due to the electronic requirements.

Deposit fee income increased in 2007 vs. 2006 as a result of an increase in debit card usage and insufficient funds fee income.  This increase resulted from an increase in the number of checking accounts with overdrawn balances and a 4.2% increase in the per item charge effective February 1, 2007.

Gain on sale of loans changed in relation to increases or decreases in originations of loans for sale during the comparison periods.  The activity in loans held for sale is summarized below (in thousands):

	Year Ended December 31,
	2008	2007	2006
Loans held for sale, beginning of period	$2,832	$1,099	$2,641
Originations of loans held for sale	23,788	59,813	67,896
Sales	(25,034)	(58,080)	(69,438)
Loans held for sale, end of period	$1,586	$2,832	$1,099

Gain on sale of loans	$354	$823	$924

The increase in other noninterest income for the 2008 vs. 2007 period was primarily due to a $1.2 million increase in earnings on life insurance policies due to a death benefit claim recorded during the first quarter in 2008.

Other noninterest income fluctuated during the period between 2006 and 2007 due to nonrecurring gains on the sales of two properties totaling $528,000, recognized in 2006.  These properties represented excess land and a building adjacent to two existing branches.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
Salaries	$10,267	$10,419	$10,237	$(152)	$182
Payroll taxes	844	868	866	(24)	2
Insurance	673	673	696	—	(23)
ESOP expense (1)	—	—	508	—	(508)
401(k) (2)	303	309	174	(6)	135
Stock compensation (3)	5	39	81	(34)	(42)
Defined benefit plan contribution	518	761	745	(243)	16
Other	160	162	157	(2)	5
Total	$12,770	$13,231	$13,464	$(461)	$(233)

(1)  Employee Stock Ownership Plan.

(2)  Represents Company matching contributions on the 401(k) Plan.  Effective February 16, 2009, the Company discontinued its matching contributions to the 401(k) Plan.

(3)  Includes stock options and Management Recognition and Retention Plan (“MRP”) expense.

2008 vs. 2007

The decrease in salaries and employee benefits was primarily due to a reduction in overtime and incentive compensation. The decrease in the defined benefit plan contribution was due to a change in the benefit formula during 2008.

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

Net occupancy expense.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
Depreciation	$1,317	$1,205	$1,224	$112	$(19)
Furniture, fixtures, and equipment	245	225	261	20	(36)
Utilities	314	283	290	31	(7)
Building repairs and maintenance	300	299	313	1	(14)
Taxes and insurance	256	217	220	39	(3)
Rent	225	96	97	129	(1)
Total	$2,657	$2,325	$2,405	$332	$(80)

2008 vs. 2007

The increase in depreciation is primarily due to the addition of two branches during the year.  The increase in rent is related to one of those additional branches being located in a leased building.

2007 vs. 2006

The decrease in furniture, fixtures and equipment is primarily related to branch remodeling expenses incurred during 2006.

Real estate owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
Loss provisions	$1,042	$494	$93	$548	$401
Net loss (gain) on sales	184	188	(51)	(4)	239
Taxes and insurance	401	201	94	200	107
Other	319	279	55	40	224
Total	$1,946	$1,162	$191	$784	$971

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

Advertising and public relations.  The decrease in advertising for the 2008 vs. 2007 period was primarily due to a decrease in direct mail advertising.  The decrease in advertising for the 2007 vs. 2006 period was primarily due to a decrease in direct mail advertising as well as a decrease in expenses associated with branch openings.

Other.  Other noninterest expense includes FDIC insurance expense, which totaled $374,000, $76,000 and $77,000 for the years ended December 31, 2008, 2007, and 2006, respectively.  Due to the assessment credits that partially offset FDIC premium expense in 2008 and 2007 as well as deposit insurance premium increases projected for 2009 and possible emergency special assessments, FDIC insurance expense will be significantly higher in 2009.  See “Regulation – Bank – Insurance of Accounts.”

Income Taxes.

2008 vs. 2007

The income tax benefit increased during the period primarily due to an increase in nontaxable life insurance earnings.

2007 vs. 2006

The decrease in income tax expense was primarily due to a decrease in taxable income and certain nontaxable income amounts remaining relatively constant and therefore representing a larger percentage of taxable income.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 14 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

We are contractually obligated to make future minimum payments as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Certificates of deposit maturities	$270,155	$85,193	$24,566	$6,580	$386,494
Other borrowings	$56,666	$28,867	$5,738	$941	$92,212
Lease obligations	$201	$378	$352	$666	$1,597

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits is not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas and the Federal Reserve Bank of St. Louis (“FRB”).    During 2008, the use of FHLB and FRB borrowings increased by $10.1 million or 12.3%.  The Bank uses U.S. government agency investment securities and eligible one- to four-family loans as collateral for FHLB advances and commercial real estate and U.S. government agency investment securities as collateral for FRB borrowings.  The Bank’s borrowing capacity is based on the amount of securities and loans pledged to the FHLB and FRB.  The Bank may transfer additional collateral to provide additional borrowing capacity if needed.  Currently, the Bank may borrow only short-term FHLB advances with maturities up to thirty days.  In addition, brokered deposits may be used to augment the Bank’s primary funding sources.  At December 31, 2008, the Bank had outstanding brokered deposits of $2.6 million.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits and certificates of deposit.  On a longer-term basis, the Bank maintains a strategy of investing in various lending products and investment securities.   The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings to fund loan commitments, and to purchase investment securities.

In both 2008 and 2007, the Company paid dividends of $0.64 per share.  The dividend per share was $0.16 in all quarters.  The determination of future dividends on the Company’s common stock will depend on conditions existing at that time with consideration given to the Company’s earnings, capital, and liquidity needs.  See Item 5 for further information regarding dividend restrictions.

As of December 31, 2008, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At December 31, 2008, the Bank’s tangible, core and risk-based capital ratios amounted to 8.89%, 8.89% and 13.35%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

See Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

ASSET AND LIABILITY MANAGEMENT

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest earning assets and interest bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.  As of December 31, 2008, the Bank estimates that the ratio of its one-year gap to total assets was a negative 18.0% and its ratio of interest earning assets to interest bearing liabilities maturing or repricing within one year was 70.6%.  Due to inherent limitations in any static gap analysis and since conditions change on a daily basis, these measurements may not reflect future results.  A static gap analysis does not include such factors as loan prepayments, interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

The Bank focuses its residential lending activities for loans held in portfolio on the origination of one-, three-, five- and seven-year adjustable rate residential mortgage loans (“ARMs”).  Although adjustable rate loans involve certain risks, including increased payments and the potential for default in an increasing interest rate environment, such loans decrease the risks associated with changes in interest rates.  As of December 31, 2008, $185.5 million or 76.3% of the Bank’s portfolio of one- to four-family residential mortgage loans consisted of ARMs, including $31.8 million in seven-year ARMs. ARMs subject to contractual repricing within one year totaled $44.8 million at an average interest rate of 6.6% at December 31, 2008.

At December 31, 2008, the Bank’s portfolio of variable rate loans tied primarily to the Wall Street Journal Prime Rate (“Prime Rate”) amounted to $87.0 million with an average interest rate of 4.79%.  The interest rate on these loans adjusts at any time the Prime Rate adjusts, subject to interest rate caps or floors on the loans.  Of the $87.0 million, approximately 70.0% have interest rate floors below 6.0%.  The Prime Rate at December 31, 2008, was 3.25%.

The Company’s investment portfolio, all of which is classified as held to maturity, amounted to $136.4 million or 17.2% of the Company’s total assets at December 31, 2008.  Of such amount, $225,000 or 0.2% is contractually due within one year and $3.2 million or 2.3% is contractually due from one year to five years.  However, actual maturities can be shorter than contractual maturities due to the ability of borrowers to call or prepay such obligations without call or prepayment penalties.  As of December 31, 2008, there was approximately $135.8 million of investment securities at an average interest rate of 5.36% with call options held by the issuer, of which approximately $124.8 million, at an average interest rate of 5.44% are callable within one year.  In the current declining interest rate environment, it is projected that approximately 74% of the $124.8 million in investment securities callable within one year will actually be called within one year.

Deposits are the Bank’s primary funding source and the Bank prices its deposit accounts based upon competitive factors and the availability of prudent lending and investment opportunities.  The Bank seeks to lengthen the maturities of its deposits by offering longer-term certificates of deposit when market conditions have created opportunities to attract such deposits. However, the Bank does not solicit high rate jumbo certificates of deposit and does not pursue an aggressive growth strategy that would force the Bank to focus exclusively on competitors’ rates rather than deposit affordability.  At December 31, 2008, the Bank had $386.5 million in certificates of deposit of which $270.2 million at an average interest rate of 3.20% mature in one year or less.  At December 31, 2008, the Bank had approximately $45.0 million of money market deposit accounts at an average rate of 1.29%.  These accounts are subject to repricing at the discretion of the Bank.

At December 31, 2008, the Bank had $82.2 million of FHLB advances, of which $16.0 million at an average interest rate of 0.72% are variable with the interest rate floating either monthly or quarterly based on movements in the London Interbank Offering Rate (“LIBOR”).  Fixed rate advances of $41.9 million at an average interest rate of 3.79% are due in one year or less.  The Bank had overnight FRB borrowings totaling $10.0 million with a rate of 0.50% at December 31, 2008.

Net Portfolio Value

The value of the Bank’s loan and investment portfolio will change as interest rates change.  As a result of the Bank’s negative interest rate repricing gap, rising interest rates will generally decrease the Bank’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio.  NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.  The following tables set forth, quantitatively, as of December 31, 2008 and 2007, the OTS estimate of the projected changes in NPV in the event of a 100, 200 and 300 basis point instantaneous and permanent increase in market interest rates and a 100 basis point instantaneous and permanent decrease in market interest rates as of December 31, 2008 as well as a 200 basis point instantaneous and permanent decrease in market interest rates as of December 31, 2007.  Due to the low interest rate environment in 2008, the changes in NPV are not estimated for a decrease in interest rates of 200 basis points in that year.

2008

Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$55,809	7.11%	$(24,839)	(31)%
+200	64,084	8.05	(16,564)	(21)
+100	72,264	8.94	(8,384)	(10)
0	80,648	9.83	—	—
-100	81,642	9.90	993	1

2007

Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$71,558	9.11%	$(22,031)	(24)%
+200	80,684	10.11	(12,905)	(14)
+100	88,383	10.93	(5,206)	(6)
0	93,589	11.44	—	—
-100	95,049	11.55	1,460	2
-200	91,443	11.10	(2,146)	(2)

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

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2008 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Federal Bancshares of Arkansas, Inc.

Harrison, AR

We have audited the accompanying consolidated statements of financial condition of First Federal Bancshares of Arkansas, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Federal Bancshares of Arkansas, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Little Rock, AR

March 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Federal Bancshares of Arkansas, Inc.

Harrison, AR

We have audited the internal control over financial reporting of First Federal Bancshares of Arkansas, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 6, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Little Rock, AR

March 6, 2009

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2008 AND 2007

(In thousands, except share data)

	2008	2007
ASSETS

Cash and cash equivalents:
Cash and collection items	$9,359	$12,578
Interest bearing deposits with banks	8	13,809
Federal funds sold	—	1,000

Total cash and cash equivalents	9,367	27,387

Investment securities—
Held to maturity, at amortized cost (fair value at December 31, 2008 and 2007, of $136,055 and $95,811, respectively)	136,412	95,590
Federal Home Loan Bank stock—at cost	4,825	4,433
Loans receivable, net of allowance at December 31, 2008 and 2007, of $6,441 and $5,162, respectively	568,123	601,256
Accrued interest receivable	6,701	9,042
Real estate owned—net	22,385	8,120
Office properties and equipment—net	24,694	24,263
Cash surrender value of life insurance	20,412	20,159
Prepaid expenses and other assets	2,253	1,728

TOTAL	$795,172	$791,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest bearing	$590,465	$602,618
Noninterest bearing	27,538	27,796

Total deposits	618,003	630,414

Other borrowings	92,212	82,087
Advance payments by borrowers for taxes and insurance	810	575
Other liabilities	11,030	5,239

Total liabilities	$722,055	$718,315

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value—5,000,000 shares authorized, none issued
Common stock, $.01 par value—20,000,000 shares authorized; 10,307,502 shares issued; 4,846,785 and 4,844,385 shares outstanding at December 31, 2008 and 2007, respectively	103	103
Additional paid-in capital	56,627	56,653
Employee stock benefit plans	—	(42)
Retained earnings—substantially restricted	87,005	87,600
	143,735	144,314
Treasury stock—at cost; 5,460,717 and 5,463,117 shares at December 31, 2008 and 2007, respectively	(70,618)	(70,651)

Total stockholders’ equity	73,117	73,663

TOTAL	$795,172	$791,978

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except earnings per share)

	2008	2007	2006
INTEREST INCOME:
Loans receivable	$36,799	$45,473	$50,185
Investment securities:
Taxable	5,966	3,350	2,526
Nontaxable	794	721	744
Other	388	882	664
Total interest income	43,947	50,426	54,119

INTEREST EXPENSE:
Deposits	18,549	23,873	20,643
Other borrowings	3,553	4,311	6,933

Total interest expense	22,102	28,184	27,576

NET INTEREST INCOME	21,845	22,242	26,543

PROVISION FOR LOAN LOSSES	5,710	4,028	1,482

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,135	18,214	25,061

NONINTEREST INCOME:
Deposit fee income	5,413	4,989	4,839
Earnings on life insurance policies	1,962	763	742
Gain on sale of loans	354	823	924
Other	1,688	1,194	1,717

Total noninterest income	9,417	7,769	8,222

NONINTEREST EXPENSES:
Salaries and employee benefits	12,770	13,231	13,464
Net occupancy expense	2,657	2,325	2,405
Real estate owned, net	1,946	1,162	191
Data processing	1,431	1,513	1,474
Professional fees	504	513	381
Advertising and public relations	900	1,145	1,338
Postage and supplies	804	857	836
Other	2,456	2,249	2,432

Total noninterest expenses	23,468	22,995	22,521

INCOME BEFORE INCOME TAXES	2,084	2,988	10,762

INCOME TAX PROVISION (BENEFIT)	(423)	345	3,379

NET INCOME	$2,507	$2,643	$7,383

EARNINGS PER SHARE:
Basic	$0.52	$0.54	$1.48

Diluted	$0.52	$0.54	$1.44

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except share data)

				Employee
	Issued		Additional	Stock				Total
	Common Stock		Paid-In	Benefit	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Plans	Earnings	Shares	Amount	Equity
BALANCE – January 1, 2006	10,307,502	$103	$56,252	$(140)	$83,584	5,258,840	$(61,957)	$77,842

Net income	—	—	—	—	7,383	—	—	7,383
Release of ESOP shares	—	—	408	104	—	—	—	512
Stock compensation expense	—	—	70	(36)	—	(4,000)	47	81
Tax effect of stock compensation plans	—	—	274	—	—	—	—	274
Purchase of treasury stock – at cost	—	—	—	—	—	354,266	(8,574)	(8,574)
Treasury shares reissued	—	—	(387)	—	—	(140,566)	1,341	954
Dividends paid ($0.58 per share)	—	—	—	—	(2,899)	—	—	(2,899)

BALANCE – December 31, 2006	10,307,502	103	56,617	(72)	88,068	5,468,540	(69,143)	75,573

Net income	—	—	—	—	2,643	—	—	2,643
Stock compensation expense	—	—	9	30	—	—	—	39
Tax effect of stock compensation plans	—	—	481	—	—	—	—	481
Purchase of treasury stock – at cost	—	—	—	—	—	101,542	(2,312)	(2,312)
Treasury shares reissued	—	—	(454)	—	—	(106,965)	804	350
Dividends paid ($0.64 per share)	—	—	—	—	(3,111)	—	—	(3,111)

BALANCE – December 31, 2007	10,307,502	103	56,653	(42)	87,600	5,463,117	(70,651)	73,663

Net income	—	—	—	—	2,507	—	—	2,507
Stock compensation expense	—	—	(18)	42	—	1,600	(19)	5
Tax effect of stock compensation plans	—	—	(2)	—	—	—	—	(2)
Treasury shares reissued	—	—	(6)	—	—	(4,000)	52	46
Dividends paid ($0.64 per share)	—	—	—	—	(3,102)	—	—	(3,102)

BALANCE – December 31, 2008	10,307,502	$103	$56,627	$—	$87,005	5,460,717	$(70,618)	$73,117

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	2008	2007	2006

OPERATING ACTIVITIES:
Net income	$2,507	$2,643	$7,383
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,710	4,028	1,482
Provision for real estate losses	1,042	494	92
Deferred tax provision (benefit)	(657)	(1,585)	137
Accretion of discounts on investment securities, net	(60)	(16)	(8)
Federal Home Loan Bank stock dividends	(131)	(303)	(403)
Gain on disposition of fixed assets	(18)	(3)	(522)
Loss (gain) on sale of repossessed assets, net	184	188	(51)
Originations of loans held for sale	(23,788)	(59,813)	(67,896)
Proceeds from sales of loans	25,388	58,903	70,362
Gain on sale of loans originated to sell	(354)	(823)	(924)
Depreciation	1,484	1,399	1,304
Amortization of deferred loan costs, net	366	435	280
Release of ESOP shares	—	—	512
Earnings on life insurance policies	(782)	(763)	(742)
Stock compensation expense	5	39	81
Changes in operating assets and liabilities:
Accrued interest receivable	2,341	957	(2,509)
Prepaid expenses and other assets	620	699	(953)
Other liabilities	(12)	437	283

Net cash provided by operating activities	13,845	6,916	7,908

INVESTING ACTIVITIES:
Purchases of investment securities, held to maturity	(119,353)	(41,488)	(7,533)
Proceeds from maturities/calls of investment securities, held to maturity	84,396	9,850	3,490
Purchase of Federal Home Loan Bank stock	(261)	—	—
Federal Home Loan Bank stock redeemed	—	2,959	1,726
Loan originations, net of repayments	8,843	76,070	13,762
Loan purchases	(4,880)	(4,763)	(363)
Loan participations sold	4,045	7,208	3,419
Proceeds from sales of repossessed assets	3,073	3,740	3,700
Improvements to real estate owned	(724)	(763)	(724)
Proceeds from sales of office properties and equipment	30	10	251
Purchases of office properties and equipment	(1,927)	(2,637)	(3,190)

Net cash provided by (used in) investing activities	(26,758)	50,186	14,538

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	2008	2007	2006
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(12,411)	$(21,851)	$40,598
Advances from Federal Home Loan Bank	174,955	25,200	55,000
Repayment of advances from Federal Home Loan Bank	(174,860)	(63,418)	(92,935)
Net borrowings from Federal Reserve Bank	10,030	—	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	235	(91)	(181)
Purchase of treasury stock	—	(2,312)	(8,574)
Dividends paid	(3,102)	(3,111)	(2,899)
Stock options exercised	46	350	954

Net cash used in financing activities	(5,107)	(65,233)	(8,037)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,020)	(8,131)	14,409

CASH AND CASH EQUIVALENTS:
Beginning of year	27,387	35,518	21,109

End of year	$9,367	$27,387	$35,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$22,501	$28,483	$26,883

Income taxes	$—	$1,157	$3,494

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$24,708	$12,283	$5,997

Loans to facilitate sales of real estate owned	$6,905	$1,689	—

Investment securities purchased—not settled	$8,995	$3,190	—

Transfer of real estate owned to office properties and equipment	$—	$2,648	—

See notes to consolidated financial statements.	(Concluded)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be significant. Valuation of real estate owned and the allowance for loan losses are material estimates that are particularly susceptible to significant change in the near term.

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

Investment securities that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Unrealized holding gains and losses are excluded from earnings and reported net of tax in other comprehensive income. Investment securities in the available for sale portfolio may be used as part of the Company’s asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk, or other economic factors. At December 31, 2008 and 2007, the Company did not own any investment securities classified as available for sale.

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

Loans Receivable—The Bank originates and maintains loans receivable that are substantially concentrated in its lending territory (primarily Northwest and Northcentral Arkansas). The majority of the Bank’s loans are residential mortgage loans and commercial real estate loans. The Bank’s policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Bank.

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

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures regarding fair value measurements. The statement applies whenever other standards require or permit that assets or liabilities be measured at fair value. The statement does not require new fair value measurements, but rather provides a definition and framework for measuring fair value, which will result in greater consistency and comparability among financial statements prepared under accounting principles generally accepted in the United States of America. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities which adoption did not have a material effect on the financial statements of the Company but enhanced the level of disclosure for assets and liabilities for which fair value disclosures are required.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The Company does not have any noncontrolling interests, therefore this Statement did not have an impact on us.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, effective for financial statements issued for fiscal years beginning after November 15, 2008.  The objective of this statement is to provide enhanced disclosures about derivative instruments and related hedging items.  Based on the Bank’s current activities, we estimate that the adoption of this statement will not have a material effect on the financial statements of the Company.

2.                      RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2008 and 2007, these reserve balances amounted to $575,000 and $436,000, respectively.

3.                      INVESTMENT SECURITIES

Investment securities consisted of the following at December 31 (in thousands):

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$19,565	$75	$(599)	$19,041
U.S. Government and Agency obligations	116,847	233	(66)	117,014

Total	$136,412	$308	$(665)	$136,055

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$17,089	$85	$(92)	$17,082
U.S. Government and Agency obligations	78,501	259	(31)	78,729

Total	$95,590	$344	$(123)	$95,811

The following tables summarize the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$5,493	$171	$3,926	$428	$9,419	$599
U.S. Government and Agency obligations	15,503	66	—	—	15,503	66

	$20,996	$237	$3,926	$428	$24,922	$665

	2007
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$1,367	$45	$2,153	$47	$3,520	$92
U.S. Government and Agency obligations	—	—	9,891	31	9,891	31

	$1,367	$45	$12,044	$78	$13,411	$123

The Company has pledged investment securities held to maturity with carrying values of approximately $76.4  million and $46.7 million at December 31, 2008 and 2007, respectively, as collateral for certain deposits in excess of $250,000.

The scheduled maturities of debt securities at December 31, 2008, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2008
	Amortized	Fair
	Cost	Value

Within one year	$225	$229
Due from one year to five years	3,180	3,114
Due from five years to ten years	17,889	17,872
Due after ten years	115,118	114,840

Total	$136,412	$136,055

As of December 31, 2008 and 2007, investments with carrying values of approximately $135.8 million and $95.0 million, respectively, have call options held by the issuer, of which approximately $124.8 million and $87.5 million, respectively, are or were callable within one year.

4.                      LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2008	2007

Mortgage loans:
One- to four-family residences	$243,321	$230,005
Home equity and second mortgage	31,712	34,315
Commercial real estate	115,935	119,681
Multifamily	24,147	15,616
Land	49,354	42,843
Construction	77,316	153,724

Total mortgage loans	541,785	596,184

Commercial loans	23,078	22,713

Consumer loans:
Automobile	8,631	9,531
Other	12,291	14,537

Total consumer loans	20,922	24,068
Less:
Undisbursed loan funds	(11,750)	(36,868)
Unearned discounts and net deferred loan costs	529	321
Allowance for loan losses	(6,441)	(5,162)

Loans receivable—net	$568,123	$601,256

At December 31, 2008 and 2007, loans receivable included loans committed to be sold with net book values of $1.6 million and $2.8 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of such loans at December 31, 2008 and 2007 were $28.5 million and $27.8 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.  Servicing income for the years ended December 31, 2008, 2007, and 2006 was $117,000, $110,000, and $121,000, respectively.

The following is a summary of information pertaining to impaired and nonaccrual loans (in thousands):

	December 31
	2008	2007

Impaired loans without a valuation allowance	$4,815	$9,269
Impaired loans with a valuation allowance	$5,102	$7,932

Total impaired loans	$9,917	$17,201

Total nonaccrual loans	$25,419	$33,329

Total loans past-due ninety days or more and still accruing	$8,961	$2,412

	Year Ended
	December 31
	2008	2007

Average investment in impaired loans	$13,266	$9,760

Interest income recognized on impaired loans	$56	$195

Interest income recognized on a cash basis on impaired loans	$—	$—

Interest income recorded during the years ended December 31, 2008, 2007, and 2006 for nonaccrual loans was $415,000, $458,000, and $403,000, respectively.  Under the original terms, these loans would have reported approximately $1.8 million, $2.6 million, and $1.5 million, of interest income for the years ended December 31, 2008, 2007, and 2006, respectively.

5.                    ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2008	2007

Loans	$4,734	$7,899
Investment securities	1,967	1,143

Total	$6,701	$9,042

6.                    ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

A summary of the activity in the allowances for loan and real estate losses is as follows for the years ended December 31 (in thousands):

	2008		2007		2006
	Loans	Real Estate	Loans	Real Estate	Loans	Real Estate

Balance—beginning of year	$5,162	$—	$2,572	$—	$2,114	$—

Provisions for estimated losses	5,710	1,042	4,028	494	1,482	93
Recoveries	483	—	181	—	171	—
Losses charged off	(4,914)	(1,042)	(1,619)	(494)	(1,195)	(93)

Balance—end of year	$6,441	$—	$5,162	$—	$2,572	$—

7.                    OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2008	2007

Land and land improvements	$5,937	$6,318
Buildings and improvements	21,406	16,842
Furniture and equipment	7,073	6,324
Automobiles	484	484
Construction in progress	107	3,376

Total	35,007	33,344

Accumulated depreciation	(10,313)	(9,081)

Office properties and equipment—net	$24,694	$24,263

Depreciation expense for the years ended December 31, 2008, 2007, and 2006, amounted to approximately $1.5 million, $1.4 million, and $1.3 million, respectively.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2008, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

Years Ending December 31

2009	$201
2010	198
2011	180
2012	180
2013	172
2014 and thereafter	666

Total	$1,597

The leases contain options to extend for periods from ten to twenty-five years.  The cost of such rentals is not included above.  Total rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $225,000, $96,000 and $97,000, respectively.

The Bank also leases certain of its banking premises to third parties under operating lease agreements.  The following is a schedule by years of minimum future rentals on noncancelable operating leases (in thousands):

Years Ending December 31

2009	$63
2010	63
2011	40
2012	38
2013	18
2014 and thereafter	3

Total	$225

The leases contain options to extend for periods from three to ten years.  Such rentals are not included above.  Total rental income for the years ended December 31, 2008, 2007 and 2006 amounted to $35,000, $23,000 and $10,000, respectively.

8.                    DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2008	2007

Checking accounts, including noninterest bearing deposits of $27,538 and $27,796 in 2008 and 2007, respectively	$163,468	$127,491
Money market accounts	45,022	51,424
Savings accounts	23,019	25,088
Certificates of deposit	386,494	426,411

Total	$618,003	$630,414

Overdrafts of checking accounts of $483,000 and $698,000 at December 31, 2008 and 2007, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $123.3 million and $125.9 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, scheduled maturities of certificates of deposit are as follows (in thousands):

Year Ending December 31

2009	$270,155
2010	55,763
2011	29,430
2012	15,784
2013	8,782
2014 and thereafter	6,580

Total	$386,494

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2008	2007	2006

Interest bearing checking accounts	$1,730	$1,877	$1,394
Money market accounts	900	1,486	1,503
Savings and certificate accounts	15,988	20,608	17,925
Early withdrawal penalties	(69)	(98)	(179)

Total	$18,549	$23,873	$20,643

Eligible deposits of the Bank are insured up to $250,000 by the Deposit Insurance Fund of the FDIC.

Full FDIC deposit insurance coverage is provided through the Transaction Account Guarantee Program through December 31, 2009 for noninterest bearing transaction deposit accounts, negotiable order of withdrawal accounts paying less than 0.5% interest per annum, and interest on lawyers trust accounts held at participating FDIC institutions.

9.                    OTHER BORROWINGS

Federal Home Loan Bank.  The Bank is a member of the Federal Home Loan Bank System. As a member of this system, it is required to maintain an investment in capital stock of the FHLB in an amount equal to the sum of 0.06% of total assets as of the previous December 31 and 4.10% of outstanding advances. No ready market exists for such stock and it has no quoted market value. The carrying value of the stock is its cost.

The Bank pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and certain qualifying investment securities.  Pledged collateral is held in the custody of the FHLB.

Advances at December 31, 2008 and 2007, consisted of the following (in thousands):

	2008		2007
	Weighted		Weighted
Amounts Maturing in Year Ending	Average		Average
December 31	Rate	Amount	Rate	Amount

2008	—%	$—	4.48%	$35,905
2009	3.55	46,636	4.54	26,636
2010	3.37	17,353	4.61	9,353
2011	3.24	11,514	4.61	7,514
2012	2.36	3,570	4.56	1,570
2013	0.89	2,168	3.88	168
Thereafter	4.33	941	4.33	941

Total	3.36%	$82,182	4.53%	$82,087

Federal Reserve Bank.  The Bank also utilizes borrowings from the FRB through the Discount Window Primary Credit Program which is available for a period of approximately one month to generally sound depository institutions.  On March 17, 2008, the Primary Credit Program was temporarily changed to allow for terms of up to 90 days and the spread of the primary credit rate over the FOMC’s target federal funds rate was reduced to 25 basis points.  At December 31, 2008, the Bank had $10.0 million in overnight borrowings at a rate of 0.50% outstanding with the FRB.

10.             INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31
	2008	2007	2006

Income tax provision (benefit):
Current:
Federal	$251	$1,800	$2,851
State	(17)	130	391
Total current	234	1,930	3,242

Deferred:
Federal	(525)	(1,328)	102
State	(132)	(257)	35
Total deferred	(657)	(1,585)	137

Total	$(423)	$345	$3,379

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Year Ended December 31
	2008		2007		2006

Taxes at statutory rate	$709	34.0%	$1,016	34.0%	$3,659	34.0%
Increase (decrease) resulting from:
State income tax—net	(98)	(4.7)	(141)	(4.7)	260	2.4
Earnings on life insurance policies	(667)	(32.0)	(259)	(8.7)	(252)	(2.3)
Nontaxable investments	(243)	(11.7)	(203)	(6.8)	(207)	(1.9)
Other—net	(124)	(6.0)	(68)	(2.3)	(81)	(0.8)

Total	$(423)	(20.3)%	$345	11.5%	$3,379	31.4%

The Company’s net deferred tax asset account is included in the caption “Prepaid expenses and other assets” on the Consolidated Statements of Financial Condition and was comprised of the following at December 31 (in thousands):

	2008	2007

Deferred tax assets:
Allowance for loan losses	$2,466	$1,977
Real estate owned	360	147
Other	14	—

Total deferred tax assets	2,840	2,124

Deferred tax liabilities:
Office properties	(919)	(853)
Federal Home Loan Bank stock	(559)	(509)
Pension plan contribution	(106)	(208)
Prepaid expenses	(151)	(106)

Total deferred tax liabilities	(1,735)	(1,676)

Net deferred tax asset	$1,105	$448

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2008 and 2007. Payment of dividends to shareholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2005 and forward.  The Company has been notified of an examination by the Internal Revenue Service for the fiscal year 2007.

11.             STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) amended SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107 to provide its guidance on the valuation of share-based payments for public companies. SFAS No. 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. At December 31, 2008, the Company had stock awards outstanding under a Stock Option Plan (the “SOP”).  The remaining unvested shares which had been awarded under the Management Recognition and Retention Plan (the “MRR Plan”) were canceled during 2008.

Compensation expense related to the amortization of MRR Plan awards was recognized in the income statement prior to the implementation of SFAS No. 123(R). Compensation expense attributable to stock options during the years ended December 31, 2008, 2007 and 2006 totaled approximately $4,000, $10,000, and $16,000, respectively.

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

Under the SOP, options have been granted to directors and key employees to purchase common stock of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. Options granted are summarized as follows:

		Options Outstanding December 31, 2008			Options Exercisable December 31, 2008
Year Granted	Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share
2000	$9.13	450	1.7 years	$9.13	450	$9.13
2001	9.34 – 11.35	9,200	2.3 years	10.67	9,200	10.67
2002	12.32	1,200	1.4 years	12.32	1,200	12.32
2003	12.93 – 16.11	1,712	4.4 years	15.41	1,712	15.41
2004	19.25 – 21.50	2,680	5.1 years	20.29	2,680	20.29
2005	24.81	1,000	6.9 years	24.81	800	24.81
2006	22.40 – 25.50	1,000	5.5 years	24.57	800	24.34
		17,242	3.3 years	$14.34	16,842	$14.08

A summary of the status of the Company’s SOP as of December 31, 2008, 2007, and 2006, and changes during the years ending on those dates are presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding—January 1, 2006	345,268	$9.98

Exercised	(166,997)	9.74
Granted	1,500	24.47
Forfeited	(412)	14.66

Outstanding—December 31, 2006	179,359	$10.30

Exercised	(154,817)	9.80
Expired	(1,200)	8.53
Forfeited	(300)	25.50

Outstanding—December 31, 2007	23,042	$13.59

Exercised	(4,000)	11.63
Expired	(1,600)	9.31
Forfeited	(200)	22.40

Outstanding—December 31, 2008	17,242	$14.34

Management Recognition and Retention Plan—The MRR Plan provided for a committee of the Company’s Board of Directors to award restricted stock to key officers as well as non-employee directors. The MRR Plan authorized the Company to grant up to 412,300 shares of the Company stock, of which 405,688 shares have been granted through December 31, 2008. The MRR Plan expired during 2007, so no further awards will be made.  Compensation expense has been recognized over the vesting period based on the fair market value of the shares on the grant date. Shares granted will be deemed vested in the event of disability or death. Approximately $2,000, $29,000, and $66,000 in compensation expense was recognized during each of the years ended December 31, 2008, 2007 and 2006.  On October 31, 2008, 1,600 previously awarded yet unvested MRR Plan shares were canceled.

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

Effective June 1, 2006, the Company adopted the First Federal Bancshares of Arkansas, Inc. Employees’ Savings & Profit Sharing Plan and Trust (the “401(k) Plan”).  The Company merged the ESOP into the 401(k) Plan effective June 1, 2006.  Participant accounts under the ESOP will be maintained as a separate source under the 401(k) Plan with ESOP provisions concerning matters such as vesting, withdrawals, loans, dividends, and distributions remaining in effect.  During the year ended December 31, 2006, ESOP expense was approximately $508,000.  There was no expense incurred related to the ESOP during 2007 or 2008.

401(k) Plan — The Company has established a 401(k) Plan whereby substantially all employees participate in the Plan.  Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 100% of the first 3% plus 50% of contributions between 3% and 5% of an employee’s compensation contributed to the Plan.  Matching contributions vest immediately to the employee upon enrollment in the Plan.  During the years ended December 31, 2008, 2007 and 2006, 401(k) Plan expense was approximately $303,000, $309,000 and $174,000, respectively.  Effective February 16, 2009, the Company will be suspending its matching contributions.

Other Postretirement Benefits—The Bank is a participant in a multi-employer retirement plan and therefore separate information is not available. The plan is noncontributory and covers substantially all employees. The plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Net pension expense was approximately $518,000, $761,000, and $745,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

13.             EARNINGS PER SHARE

	Year Ended December 31, 2008
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$2,507	4,848,092	$0.52

Effect of dilutive securities—Stock options	—	374

Diluted EPS—Income available to common stockholders and assumed conversions	$2,507	4,848,466	$0.52

	Year Ended December 31, 2007
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$2,643	4,865,127	$0.54

Effect of dilutive securities—Stock options	—	15,734

Diluted EPS—Income available to common stockholders and assumed conversions	$2,643	4,880,861	$0.54

	Year Ended December 31, 2006
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$7,383	4,993,229	$1.48

Effect of dilutive securities—Stock options	—	118,553

Diluted EPS—Income available to common stockholders and assumed conversions	$7,383	5,111,782	$1.44

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

At December 31, 2008, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2008, the Company had no interests in non-consolidated special purpose entities.

At December 31, 2008, commitments included:

•                  total approved loan origination commitments outstanding amounting to $3.0 million, including approximately $475,000 of loans committed to sell;

•                  rate lock agreements with customers of $4.7 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $1.6 million;

•                  unadvanced portion of construction loans of $11.7 million;

•                  unused lines of credit of $19.5 million;

•                  outstanding standby letters of credit of $3.7 million;

•                  total predetermined overdraft protection limits of $15.4 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $270.2 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $4.7 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2008.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2008, overdrafts of accounts with Bounce ProtectionTM represented usage of 3.10% of the limit.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Dec. 31, 2007	Additions	Fair Value Adjustments	Transfers Out	Gain (Loss)	Dec. 31, 2008
	(in thousands)
Real estate owned, net	$8,120	$29,001	$(4,609)	$(9,966)	$(161)	$22,385
Impaired loans, net	$14,894	$3,643	$(665)	$(9,528)	$—	$8,344

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

16.               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2008		December 31, 2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$9,367	$9,367	$27,387	$27,387
Investment securities—held to maturity	136,412	136,055	95,590	95,811
Federal Home Loan Bank stock	4,825	4,825	4,433	4,433
Loans receivable—net	568,123	581,213	601,256	605,171
Cash surrender value of life insurance	20,412	20,412	20,159	20,159
Accrued interest receivable	6,701	6,701	9,042	9,042
Commitments	14	14	7	7

LIABILITIES:
Deposits:
Checking, money market and savings accounts	231,509	231,509	204,003	204,003
Certificates of deposit	386,494	390,638	426,411	428,859
Other borrowings	92,212	94,114	82,087	82,379
Accrued interest payable
Advance payments by borrowers for taxes and insurance	810	810	575	575
Commitments	14	14	7	7

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.               CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

18.               RETAINED EARNINGS—SUBSTANTIALLY RESTRICTED

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

19.               REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 2008 and 2007, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum core (Tier I leverage), Tier I risk-based, and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:

Tangible Capital to Tangible Assets	$70,703	8.89%	$11,925	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	70,703	8.89%	31,799	4.00%	$39,748	5.00%

Total Capital to Risk-Weighted Assets	74,144	13.35%	44,436	8.00%	55,545	10.00%

Tier I Capital to Risk-Weighted Assets	70,703	12.73%	N/A	N/A	33,327	6.00%

As of December 31, 2007:

Tangible Capital to Tangible Assets	$72,996	9.22%	$11,875	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	72,996	9.22%	31,666	4.00%	$39,582	5.00%

Total Capital to Risk-Weighted Assets	75,185	13.20%	45,550	8.00%	56,937	10.00%

Tier I Capital to Risk-Weighted Assets	72,996	12.82%	N/A	N/A	34,162	6.00%

Dividend Restrictions.  The principal source of the Company’s revenues is dividends from the Bank.  The Company’s ability to pay dividends to our shareholders depends to a large extent upon the dividends we receive from the Bank.  In conjunction with the approval under the U.S. Treasury’s Capital Purchase Program disclosed in Note 21 and in an effort to preserve and maintain capital during the current economic crisis, the board of directors of the Company has determined to decrease the quarterly cash dividend rate to $0.01 per share.  Until the preferred stock issued to the U.S. Treasury under the Capital Purchase Program is redeemed, the Company may not pay a quarterly cash dividend in excess of $0.01 per share without approval from its primary regulator, the Office of Thrift Supervision.  The board of directors intends to revisit this issue when the economy rebounds and the Company’s earnings return to more normalized levels.  Future dividends will be determined by the board of directors after giving consideration to the Company’s financial condition, results of operations, tax status, industry standards, economic conditions, regulatory requirements and other factors.

20.               RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests was approximately $1.1 and $1.2 million at December 31, 2008 and 2007, respectively.

Deposits from related parties held by the Bank at December 31, 2008 and 2007 amounted to $5.2 million and $6.1 million, respectively.

21.               SUBSEQUENT EVENT

On March 6, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company for a purchase price of $16.5 million in cash (i) sold 16,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) issued a warrant (the “Warrant”) to purchase 321,847 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), for a price of $7.69 per share. The total proceeds will be recorded in equity based on the relative fair value of the preferred stock and related warrants.  The Series A Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends. The preferred stock dividend reduces earnings available to common shareholders and is computed at an annual rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by the Company with regulatory approval and when such preferred shares are redeemed, the Treasury shall liquidate the Warrant associated with such preferred shares.  The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.69 per share of the Common Stock. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant that it holds.  The Company’s ability to repurchase its shares is restricted. Consent of the Treasury generally is required for the Company to make any stock repurchase until the third anniversary of the investment by Treasury unless all of the Series A Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the Series A Preferred Stock dividends. Under the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares is restricted.  Specifically, the Company may not declare dividend payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the Series A Preferred Stock.  In addition, the Company may not increase the dividends on its Common Stock above the amount of the last quarter cash dividend per share declared prior to October 14, 2008, which was $0.16 per share, without the Treasury’s approval until the third anniversary of the investment unless all of the Series A Preferred Stock has been redeemed or transferred.  Further, until the Series A Preferred Stock is redeemed, the Company may not pay a quarterly cash dividend in excess of $0.01 per share without approval of its primary regulator, the Office of Thrift Supervision.

22.               PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2008 and 2007, and condensed statements of income and of cash flows for each of the three years in the period ended December 31, 2008, for First Federal Bancshares of Arkansas, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2008 AND 2007

(In thousands)

	2008	2007
ASSETS
Cash and cash equivalents (deposits in Bank)	$97	$97
Loan to Bank subsidiary	1,565	236
Accrued interest receivable	—	3
Investment in Bank	70,877	73,193
Other assets	673	286

TOTAL	$73,212	$73,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$95	$152
Stockholders’ equity	73,117	73,663

TOTAL	$73,212	$73,815

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands)

	2008	2007	2006

INCOME:
Dividends from the Bank	$5,000	$5,000	$8,000
Interest income—loan to the Bank	39	50	52

Total income	5,039	5,050	8,052

EXPENSES:
Management fees	66	66	66
Other operating expenses	263	290	259

Total expenses	329	356	325

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	4,710	4,694	7,727

INCOME TAX BENEFIT	111	118	105

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	4,821	4,812	7,832

EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	(2,314)	(2,169)	(449)

NET INCOME	$2,507	$2,643	$7,383

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands)

	2008	2007	2006

OPERATING ACTIVITIES:
Net income	$2,507	$2,643	$7,383
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss (earnings) of Bank	2,314	2,169	449
Release of ESOP shares	—	—	512
Stock compensation expense	5	39	81
Changes in operating assets and liabilities:
Accrued interest receivable	3	4	(2)
Other assets	(386)	307	(40)
Accrued expenses and other liabilities	(58)	(156)	163

Net cash provided by operating activities	4,385	5,006	8,546

INVESTING ACTIVITIES—
Loan to Bank, net of repayments	(1,329)	141	1,669

Net cash provided by (used in) investing activities	(1,329)	141	1,669

FINANCING ACTIVITIES:
Purchase of treasury stock	—	(2,312)	(8,574)
Dividends paid	(3,102)	(3,111)	(2,899)
Stock options exercised	46	350	954

Net cash used in financing activities	(3,056)	(5,073)	(10,519)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	74	(304)

CASH AND CASH EQUIVALENTS:
Beginning of period	97	23	327

End of period	$97	$97	$23

******

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2008
Interest income	$10,493	$10,451	$11,467	$11,536
Interest expense	4,818	5,155	5,658	6,471
Net interest income	5,675	5,296	5,809	5,065
Provision for loan losses	1,600	1,611	971	1,528
Net interest income after provision for loan losses	4,075	3,685	4,838	3,537
Noninterest income	1,952	2,213	2,048	3,204
Noninterest expense	5,983	5,766	5,648	6,071
Income (loss) before income taxes	44	132	1,238	670
Income tax provision (benefit)	(149)	(86)	229	(417)
Net income	$193	$218	$1,009	$1,087

Earnings per share(1):
Basic	$0.04	$0.05	$0.21	$0.22
Diluted	$0.04	$0.05	$0.21	$0.22

Selected Ratios (Annualized):
Net interest margin	3.19%	2.92%	3.15%	2.78%
Return on average assets	0.10	0.11	0.49	0.54
Return on average equity	1.05	1.17	5.43	5.86

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2007
Interest income	$11,622	$12,381	$13,196	$13,227
Interest expense	6,840	7,086	7,150	7,108
Net interest income	4,782	5,295	6,046	6,119
Provision for loan losses	367	1,330	370	1,961
Net interest income after provision for loan losses	4,415	3,965	5,676	4,158
Noninterest income	1,955	1,995	1,961	1,858
Noninterest expense	5,659	5,809	5,461	6,066
Income before income taxes	711	151	2,176	(50)
Income tax provision	62	(150)	642	(209)
Net income	$649	$301	$1,534	$159

Earnings per share(1):
Basic	$0.13	$0.06	$0.32	$0.03
Diluted	$0.13	$0.06	$0.32	$0.03

Selected Ratios (Annualized):
Net interest margin	2.66%	2.88%	3.19%	3.19%
Return on average assets	0.33	0.15	0.74	0.08
Return on average equity	3.51	1.60	8.19	0.84

(1)  Basic and diluted shares outstanding are summarized below.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2008
Basic weighted - average shares	4,847,307	4,848,385	4,848,385	4,848,297
Effect of dilutive securities	—	—	1,091	2,338
Diluted weighted - average shares	4,847,307	4,848,385	4,849,476	4,850,635

YEAR ENDED DECEMBER 31, 2007
Basic weighted - average shares	4,857,406	4,865,007	4,868,377	4,869,855
Effect of dilutive securities	4,555	7,700	16,140	38,509
Diluted weighted - average shares	4,861,961	4,872,707	4,884,517	4,908,364

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference from the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our definitive Proxy Statement (“2009 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on April 28, 2009. The 2009 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2008.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2009 Proxy Statement.

The information regarding the audit committee and audit committee financial experts is incorporated by reference herein from the subsection entitled “Committees and Meetings of the Board of the Company and the Bank” in the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our 2009 Proxy Statement.

The information regarding the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is incorporated herein by reference from the subsection entitled—“Code of Ethics for Executive Officers and Financial Professionals” in the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our 2009 Proxy Statement.

Item 11.  Executive Compensation.

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation” in our 2009 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management and Related Stockholder Matters” and information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference from the subsection entitled “Equity-Based Compensation Plans” in our 2009 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Transactions with Certain Related Persons” in our 2009 Proxy Statement.

Information regarding director independence is incorporated herein by reference from the subsection entitled “Election of Directors” in the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our 2009 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled “Relationship with Independent Registered Public Accounting Firm” in our 2009 Proxy Statement.

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

(b) Exhibit Index.

2.1*	Plan of Conversion
3.1*	Articles of Incorporation of First Federal Bancshares of Arkansas, Inc.
3.2**	Amended and Restated Bylaws of First Federal Bancshares of Arkansas, Inc.
3.3***	Statement of Designations for the Preferred Stock
4.0****	Stock Certificate of First Federal Bancshares of Arkansas, Inc.
4.1***	Form of Certificate for the Preferred Stock
4.2***	Warrant for Purchase of Shares of Common Stock
10.1*****	Employment Agreement between the Company, the Bank and Larry J. Brandt as amended and restated
10.2*****	Employment Agreement between the Company, the Bank and Tommy W. Richardson as amended and restated
10.3*****	Employment Agreement between the Company, the Bank and Sherri R. Billings as amended and restated
10.4***	Letter Agreement, dated March 6, 2009, between First Federal Bancshares of Arkansas, Inc. and the U.S. Department of the Treasury
10.5***	ARRA Letter Agreement, dated March 6, 2009, between First Federal Bancshares of Arkansas, Inc. and the U.S. Department of the Treasury
10.6***

Form of Amendment to the Amended and Restated Employment Agreements among First Federal Bancshares of Arkansas, Inc., First Federal Bank and each of Larry J. Brandt, Tommy W. Richardson and Sherri R. Billings

21.0	Subsidiaries of the Registrant - Reference is made to
“Item 1 Business - Subsidiaries” for the required information
23.0	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

(*)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-612) filed with the SEC.
(**)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
(***)	Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on March 6, 2009.
(****)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the SEC.
(*****)	Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on December 20, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

By:	/s/ Larry J. Brandt
Larry J. Brandt
President and Chief Executive Officer

March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry J. Brandt	March 6, 2009
Larry J. Brandt
President and Chief Executive Officer

/s/ John P. Hammerschmidt	March 6, 2009
John P. Hammerschmidt
Chairman

/s/ Jeff Brandt	March 6, 2009
Jeff Brandt
Director

/s/ Kenneth C. Savells	March 6, 2009
Kenneth C. Savells
Director

/s/ Frank Conner	March 6, 2009
Frank Conner
Director

/s/ Sherri R. Billings	March 6, 2009
Sherri R. Billings
Executive Vice President and Chief
Financial and Accounting Officer