Form 10-Q
period 2009-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2009-05-15
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 1, 2009, there were issued and outstanding 4,846,785 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Page

Part I.

Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2009 and December 31, 2008 (unaudited)	1

	Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2009 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II.

Other Information

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$32,578	$9,367
Investment securities held to maturity	131,990	136,412
Federal Home Loan Bank stock	4,363	4,825
Loans receivable, net	555,181	568,123
Accrued interest receivable	5,026	6,701
Real estate acquired in settlement of loans, net	25,133	22,385
Office properties and equipment, net	24,413	24,694
Cash surrender value of life insurance	20,609	20,412
Prepaid expenses and other assets	4,100	2,253

TOTAL ASSETS	$803,393	$795,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$633,720	$618,003
Other borrowings	72,366	92,212
Advance payments by borrowers for taxes and insurance	1,024	810
Other liabilities	8,274	11,030
Total liabilities	715,384	722,055

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 16,500 shares issued and outstanding at March 31, 2009 and none outstanding at December 31, 2008	16,147	—
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 4,846,785 shares outstanding at March 31, 2009 and December 31, 2008	103	103
Additional paid-in capital	56,985	56,627
Retained earnings-substantially restricted	85,392	87,005
	158,627	143,735
Treasury stock, at cost, 5,460,717 shares at March 31, 2009 and December 31, 2008	(70,618)	(70,618)
Total stockholders’ equity	88,009	73,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$803,393	$795,172

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
INTEREST INCOME:
Loans receivable	$7,555	$9,975
Investment securities:
Taxable	1,348	1,207
Nontaxable	216	186
Other	3	168
Total interest income	9,122	11,536

INTEREST EXPENSE:
Deposits	3,781	5,568
Other borrowings	645	903
Total interest expense	4,426	6,471

NET INTEREST INCOME	4,696	5,065

PROVISION FOR LOAN LOSSES	3,521	1,528

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,175	3,537

NONINTEREST INCOME:
Deposit fee income	1,192	1,211
Earnings on life insurance policies	197	1,371
Gain on sale of loans	148	175
Other	370	447
Total noninterest income	1,907	3,204

NONINTEREST EXPENSES:
Salaries and employee benefits	2,967	3,387
Net occupancy expense	677	639
Real estate owned, net	395	430
Data processing	408	318
Professional fees	291	130
Advertising and public relations	111	342
Postage and supplies	240	239
Other	760	586
Total noninterest expenses	5,849	6,071

INCOME (LOSS) BEFORE INCOME TAXES	(2,767)	670
INCOME TAX BENEFIT	(1,264)	(417)
NET INCOME (LOSS)	(1,503)	1,087
PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK DISCOUNT	62	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(1,565)	$1,087

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.32)	$0.22

Diluted	$(0.32)	$0.22

Cash Dividends Declared	$0.01	$0.16

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In thousands, except share data)

(Unaudited)

						Retained
	Preferred Stock		Issued Common Stock		Additional Paid-In	Earnings (Substantially	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Restricted)	Shares	Amount	Equity

Balance, January 1, 2009	—	$—	10,307,502	$103	$56,627	$87,005	5,460,717	$(70,618)	$73,117
Net loss						(1,503)			(1,503)
Issuance of 16,500 shares of preferred stock and a warrant to purchase 321,847 shares of common stock	16,500	16,142			358				16,500
Preferred stock dividends						(57)			(57)
Accretion of preferred stock discount		5				(5)			—
Dividends declared, $0.01 per common share						(48)			(48)

Balance, March 31, 2009	16,500	$16,147	10,307,502	$103	$56,985	$85,392	5,460,717	$(70,618)	$88,009

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(1,503)	$1,087
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,521	1,528
Provision for real estate losses	164	229
Deferred tax benefit	(1,919)	(331)
Accretion of discounts on investment securities, net	(23)	(35)
Federal Home Loan Bank stock dividends	(6)	(49)
Gain on disposition of office properties and equipment, net	—	(18)
Loss (gain) on sale of repossessed assets, net	(22)	53
Originations of loans held for sale	(10,797)	(10,950)
Proceeds from sales of loans held for sale	11,310	12,110
Gain on sale of loans originated to sell	(148)	(175)
Depreciation	377	358
Amortization of deferred loan costs, net	98	74
Stock compensation expense	—	6
Earnings on life insurance policies	(197)	(1,371)
Changes in operating assets and liabilities:
Accrued interest receivable	1,675	1,238
Prepaid expenses and other assets	68	(561)
Other liabilities	564	218
Net cash provided by operating activities	3,162	3,411

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(68,571)	(60,638)
Proceeds from maturities/calls of investment securities held to maturity	69,591	39,701
Federal Home Loan Bank stock redeemed	468	—
Loan participations purchased	(485)	(451)
Net loan repayments	6,364	10,621
Proceeds from sales of repossessed assets	205	355
Improvements to real estate owned	(12)	(196)
Proceeds from sales of office properties and equipment	—	30
Purchases of office properties and equipment	(96)	(985)
Net cash provided by (used in) investing activities	7,464	(11,563)

FINANCING ACTIVITIES:
Net increase in deposits	15,717	26,499
Advances from FHLB	—	15,000
Repayment of advances from FHLB	(9,816)	(9,453)
Net repayments to Federal Reserve Bank	(10,030)	—
Net increase in advance payments by borrowers for taxes and insurance	214	148
Proceeds from issuance of preferred stock and related common stock warrant	16,500	—
Reissued treasury stock	—	46
Dividends paid	—	(775)
Net cash provided by financing activities	12,585	31,465

Net increase in cash and cash equivalents	23,211	23,313

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH AND CASH EQUIVALENTS:
Beginning of period	$9,367	$27,387
End of period	$32,578	$50,700

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,480	$6,416
Income taxes	$568	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$5,425	$5,323
Loans to facilitate sales of real estate owned	$2,346	$1,808
Investment securities traded, recorded in investments not yet settled in cash	$5,570	$7,492

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

The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, contained in the Company’s 2008 Annual Report to Stockholders.

Note 2 – Recently Adopted Accounting Standards

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, as of January 1, 2009. The objective of this statement is to provide enhanced disclosures about derivative instruments and related hedging items. This Statement did not have an impact on the Company’s financial statements.

We adopted SFAS No. 141R, Business Combinations, as of January 1, 2009. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Based on our current activities, the adoption of this Statement did not have a material effect on the financial statements of the Company.

Note 3 – Accounting Standards Issued Not Yet Effective

On April 9, 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which will amend FASB No. 107, Disclosures about Fair Value of Financial Instruments and be effective for financial statements issued for interim periods ending after June 15, 2009.  The statement was amended to require that the existing annual fair value disclosure requirements under FAS 107 be expanded to interim periods.  We will adopt this Statement in the second quarter of 2009.

On April 9, 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective for financial statements issued for interim periods ending after June 15, 2009.  The statement was amended to make significant changes to the Other Than Temporary Impairment (OTTI) assertions made related to debt securities. The FAS will also provide for additional interim disclosures related to OTTI on debt securities.  We do not anticipate that the adoption of these Statements will have a material effect on the financial statements of the Company.

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), effective for financial statements issued for interim periods ending after June 15, 2009.  The FSP provides additional guidance on determining fair value in inactive markets for financial assets under FASB Statement No. 157, Fair Value Measurements.  We do not anticipate that the adoption of this Statement will have a material effect on the financial statements of the Company.

Note 4 – Preferred Stock

On March 6, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company, for a purchase price of $16.5 million in cash, (i) sold 16,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) issued a warrant (the “Warrant”) to purchase 321,847 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), at an exercise price of $7.69 per share.  The Series A Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends. The preferred stock dividend reduces earnings available to common shareholders and is computed at an annual rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock may be redeemed by the Company with regulatory approval and when such preferred shares are redeemed, the Treasury shall liquidate the Warrant associated with such preferred shares.  The Warrant has a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.69 per share of the Common Stock.   Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant that it holds.

Upon receipt of the aggregate consideration from the Treasury on March 6, 2009, the Company allocated the $16.5 million proceeds on a pro rata basis to the Series A Preferred Stock and the Warrant based on relative fair values. In estimating the fair value of the Warrant, the Company utilized an option pricing model which includes assumptions regarding the Company’s common stock prices, stock price volatility, dividend yield, the risk free interest rate and the estimated life of the Warrant. The fair value of the Series A Preferred Stock was determined using a discounted cash flow methodology and a discount rate of 12%. As a result, the Company assigned $358,000 of the aggregate proceeds to the Warrant and $16.1 million to the Series A Preferred Stock. The value assigned to the Series A Preferred Stock will be accreted up to the $16.5 million liquidation value of such preferred stock, with the cost of such accretion being reported as additional preferred stock dividends. This results in a total dividend with a constant effective yield of 5.50% over a five-year period, which is the expected life of the Series A Preferred Stock. In addition, the Purchase Agreement (i) grants the holders of the Series A Preferred Stock, the Warrant and the Warrant Common Stock certain registration rights, (ii) subjects the Company to certain of the executive compensation limitations included in the EESA (which are discussed below) and (iii) allows the Treasury to unilaterally amend any of the terms of the Purchase Agreement to the extent required to comply with any changes after March 6, 2009 in applicable federal statutes. On April 2, 2009, the Company filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission”) for the purpose of registering the Warrant and the Warrant Common Stock in order to permit the sale of such securities by the U.S. Treasury at any time after effectiveness of the registration statement. On April 28, 2009, the Company was notified by the Commission that the “shelf” registration statement was deemed effective.

Immediately prior to the execution of the Purchase Agreement, the Company amended its compensation, bonus, incentive and other benefit plans, arrangements and agreements to the extent necessary to comply with the executive compensation and corporate governance requirements of Section 111(b) of the EESA and applicable guidance or regulations issued by the Treasury on or prior to March 6, 2009. The applicable executive compensation requirements apply to the compensation of the Company’s chief executive officer, chief financial officer and three other most highly compensated executive officers (collectively, the “senior executive officers”). In addition, in connection with the closing of the Treasury’s purchase of the Series A Preferred Stock each of the senior executive officers was required to execute a waiver of any claim against the United States or the Company for any changes to his or her compensation or benefits that are required in order to comply with the regulation issued by the Treasury as published in the Federal Register on October 20, 2008.

The Company’s ability to repurchase its shares is restricted. Consent of the Treasury generally is required for the Company to make any stock repurchase until the third anniversary of the investment by Treasury unless all of the Series A Preferred Stock has been redeemed or transferred to a third party. Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the Series A Preferred Stock dividends. Under the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares is restricted.  Specifically, the Company may not declare dividend payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the Series A Preferred Stock.  In addition, the Company may not increase the dividends on its Common Stock above the amount of the last quarter cash dividend per share declared prior to October 14, 2008, which was $0.16 per share, without the Treasury’s approval until the third anniversary of the investment unless all of the Series A Preferred Stock has been redeemed or transferred to a third party.  Further, until the Series A Preferred Stock is redeemed, the Company may not pay a quarterly cash dividend in excess of $0.01 per share without approval of its primary regulator, the Office of Thrift Supervision.

Note 5 - Earnings per Common Share

The weighted average number of common shares used to calculate earnings per share for the periods ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
	2009	2008
Basic weighted - average common shares	4,846,785	4,848,297
Effect of dilutive securities	—	2,338
Diluted weighted - average common shares	4,846,785	4,850,635

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 17,242 options outstanding for the three months ended March 31, 2009, which were antidilutive. In addition, the calculation excludes the Warrant to purchase 321,847 shares of common stock outstanding for the three month period ending March 31, 2009, which were antidilutive.

Note 6 – Allowances for Loan and Real Estate Losses

A summary of the activity in the allowances for loan and real estate losses is as follows for the quarters ended March 31 (in thousands):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Loans	Real Estate	Loans	Real Estate

Balance–beginning of period	$6,441	$—	$5,162	$—

Provisions for estimated losses	3,521	164	1,528	229
Recoveries	60	—	136	—
Losses charged off	(464)	(164)	(719)	(229)

Balance–end of period	$9,558	$—	$6,107	$—

The provision for loan losses increased between the periods listed above primarily due to increases in total nonaccrual loans and in the loss factors used in certain allowance categories, as well as an increase in specific loan loss allowances, in each respect due to deteriorating economic conditions.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31, 2008	Additions	Fair Value Adjustments	Transfers Out	Gain (Loss)	March 31, 2009
	(in thousands)
Real estate owned, net	$22,385	$5,657	$(348)	$(2,582)	$21	$25,133
Impaired loans	$8,344	$21,702	$(1,463)	$(2,911)	$—	$25,672

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, valuation of real estate owned and the methodology for the determination of our allowance for loan losses, due to the judgments, estimates and assumptions inherent in those policies are critical to preparation of our financial statements.  These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the notes to the unaudited financial statements included herein.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our financial condition or results of operations.

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan portfolio.  In the event the economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral-dependent, and for real estate owned, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between March 31, 2009 and December 31, 2008 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	March 31,	December 31,	Increase	Percentage
	2009	2008	(Decrease)	Change
ASSETS
Cash and cash equivalents	$32,578	$9,367	$23,211	247.8%
Investment securities held to maturity	131,990	136,412	(4,422)	(3.2)
Federal Home Loan Bank stock	4,363	4,825	(462)	(9.6)
Loans receivable, net	555,181	568,123	(12,942)	(2.3)
Accrued interest receivable	5,026	6,701	(1,675)	(25.0)
Real estate owned, net	25,133	22,385	2,748	12.3
Office properties and equipment, net	24,413	24,694	(281)	(1.1)
Prepaid expenses and other assets	24,709	22,665	2,044	9.0

TOTAL	$803,393	$795,172	$8,221	1.0%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$633,720	$618,003	$15,717	2.5%
Other borrowings	72,366	92,212	(19,846)	(21.5)
Other liabilities	9,298	11,840	(2,542)	(21.5)

Total liabilities	715,384	722,055	(6,671)	(0.9)

STOCKHOLDERS’ EQUITY	88,009	73,117	14,892	20.4

TOTAL	$803,393	$795,172	$8,221	1.0%

BOOK VALUE PER COMMON SHARE	$14.83	$15.09

COMMON EQUITY TO ASSETS	8.9%	9.2%

Loans Receivable.  Changes in loan composition between March 31, 2009 and December 31, 2008 are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase
	2009	2008	(Decrease)	% Change

One- to four-family residences	$242,543	$243,321	$(778)	(0.3)%
Home equity lines of credit and second mortgage	30,233	31,712	(1,479)	(4.7)
Multifamily	25,662	24,147	1,515	6.3
Commercial real estate	112,680	115,935	(3,255)	(2.8)
Land	51,229	50,510	719	1.4
Construction:
One- to four-family residences	7,421	8,450	(1,029)	(12.2)
Speculative one-to four-family residences	15,278	17,096	(1,818)	(10.6)
Multifamily	14,894	15,016	(122)	(0.8)
Commercial real estate	18,168	18,297	(129)	(0.7)
Land development	16,032	18,457	(2,425)	(13.1)
Total construction loans	71,793	77,316	(5,523)	(7.1)
Total mortgage loans	534,140	542,941	(8,801)	(1.6)

Commercial	20,224	21,922	(1,698)	(7.7)

Automobile	7,979	8,631	(652)	(7.6)
Other	11,574	12,291	(717)	(5.8)
Total consumer	19,553	20,922	(1,369)	(6.5)

Total loans receivable	573,917	585,785	(11,868)	(2.0)

Undisbursed loan funds	(9,675)	(11,750)	2,075	(17.7)
Deferred loan costs – net	497	529	(32)	(6.0)
Allowance for loan losses	(9,558)	(6,441)	(3,117)	48.4

Loans receivable, net	$555,181	$568,123	$(12,942)	(2.3)%

The decrease in the Bank’s loan portfolio was primarily due to a decrease in loan originations due to continued softening of the housing market in the Bank’s market area.  Market data indicates an overall decrease in home sales in Benton and Washington counties in 2008 and 2007 as well as the first quarter of 2009.  Although the Northwest Arkansas region continues to have a relatively strong job market, ranking number 4 on Forbes’ magazine’s latest ranking of best metropolitan areas for business and careers, the supply of new residential lots and new speculative homes for sale continues to outpace demand.  We expect this trend to continue for the foreseeable future given the level of oversupply in the market.

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	March 31, 2009	December 31, 2008	Increase (Decrease)	Percentage Change
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$8,577	$8,471	$106	1.3%
Home equity and second mortgage	1,390	927	463	49.9
Speculative one- to four-family construction	2,518	1,466	1,052	71.8
Multifamily residential	237	441	(204)	(46.3)
Land development	8,354	2,577	5,777	224.2
Land	18,541	2,537	16,004	630.8
Commercial real estate	3,545	6,702	(3,157)	(47.1)
Commercial loans	2,106	2,128	(22)	(1.0)
Consumer loans	149	170	(21)	(12.4)
Total nonaccrual loans	45,417	25,419	19,998	78.7

Accruing loans 90 days or more past due	1,177	8,961	(7,784)	(86.9)
Real estate owned	25,133	22,385	2,748	12.3

Total nonperforming assets	$71,727	$56,765	$14,962	26.4%

Total nonaccrual and accruing loans 90 days or more past due as a percentage of total loans receivable	8.12%	5.87%

Total nonperforming assets as a percentage of total assets	8.93%	7.14%

The increase in nonaccrual loans is primarily related to increases in nonaccrual land development loans, nonaccrual speculative single family construction loans and nonaccrual land loans, offset by transfers of $5.7 million to real estate owned.  The increase in nonaccrual land loans is primarily due to six loans, four of which are to the entities related to the same borrower totaling $9.1 million discussed in the first relationship below.  The fifth loan of $3.3 million is discussed in the second relationship below.  The sixth loan contributing to the increase, totaling $2.8 million, is discussed in the third relationship below.  The increase in land development loans is primarily due to the subdivision discussed in the second relationship below.

We expect a significant amount of the nonaccrual real estate loans to eventually migrate to real estate owned as $15.7 million of the nonaccrual real estate loans reported above are in some stage of the foreclosure process as of March 31, 2009.  Therefore, we expect real estate owned and associated expenses to continue to increase in future periods as such loans migrate from loans to real estate owned.

The level of nonaccrual speculative one- to four-family residential loans, commercial real estate loans, land loans, land development loans and commercial loans is attributable primarily to six loan relationships totaling $26.8 million, or 59% of nonaccrual loans.  These relationships are described in more detail in the paragraphs that follow.

The first relationship totaled $9.1 million with a specific loan loss allowance of $861,000 at March 31, 2009, and is comprised of 29 acres of land acquired for future development in Springdale, Arkansas, 80 acres acquired for future development in Fayetteville, Arkansas, and 24 acres of raw land located in Lowell, Arkansas.  The borrower has passed away and the estate is currently addressing how the obligations of the borrower will be satisfied. Based on the nature of these loans and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the specific allowance recorded as of March 31, 2009.

The second relationship totaled $9.1 million with a specific loan loss allowance of $500,000 at March 31, 2009, and is comprised of a 207 lot subdivision and a 60 acre parcel of land, all located in Fayetteville, Arkansas.  The subdivision is comprised of three phases, 52 lots of which are complete, 64 lots which lack final paving, and 91 additional lots which are undeveloped.  Based on the nature of these loans and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the specific allowance recorded as of March 31, 2009.

The third relationship consisted of a $2.8 million first mortgage loan secured by the Belclaire subdivision located in Fayetteville, Arkansas.  Bonds were sold on this property by the Belclaire Improvement District without satisfying the first mortgage with our Bank.  The loan is in default and we have filed foreclosure.  This property is also the subject of litigation.  We believe our first mortgage will prevail and absent that, believe the guarantors will satisfy the obligation. At March 31, 2009, based on the estimated fair value of the collateral, the Bank estimates it will incur no loss.

The fourth relationship totaled $2.2 million with a specific loan loss allowance of $981,000 at March 31, 2009, and is comprised of a completed 42 lot subdivision located in Cave Springs, Arkansas.  The borrowers have been attempting to find a buyer for the subdivision since it matured in July 2007.  We are exercising forbearance with this borrower due to their cooperation and maintenance of the subdivision while they try to find a buyer.  The Bank obtained an updated valuation on the subdivision using discounted cash flow analysis.  Due to the market conditions and the oversupply of lots in Northwest Arkansas, the valuation indicated lower lot prices and an extended marketing time over that in the original appraisal obtained when the loan was originated.  Based on the nature of this loan and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the specific allowance recorded as of March 31, 2009.

The fifth relationship totaled $2.0 million at March 31, 2009, and consists of a $1.3 million commercial loan secured by commercial real estate and franchise rights, a $650,000 loan on the borrower’s primary residence, and a $20,000 unsecured loan.  The loans in this relationship are currently in foreclosure and a specific loan loss allowance of $621,000 has been recorded as of March 31, 2009.

The sixth relationship totaled $1.6 million at March 31, 2009, and consists of a $677,000 commercial real estate loan secured by an office building located in Pea Ridge, Arkansas, five loans totaling $671,000 secured by single family rental properties located in Pea Ridge, Arkansas and Washburn, Missouri, and a $237,000 loan secured by an apartment building located in Pea Ridge, Arkansas.  The borrower has filed for bankruptcy protection.  At March 31, 2009, based on the estimated fair value of the collateral, the Bank has recorded a $116,000 specific loan loss allowance related to this relationship.

At March 31, 2009, the Bank had a $1.2 million loan that was over 90 days past due and not designated as nonaccrual compared to $9.0 million of such loans at December 31, 2008. This loan is secured by a church building and the related property located in Fayetteville, Arkansas.  The church has the property under contract with a buyer and is waiting for the sale to close. This loan was maintained on accrual status and not classified or judged to be impaired at March 31, 2009, based on our assessment of facts and circumstances existing at that time.  If any of the facts or circumstances change, our treatment of this loan might be different in future reporting periods.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated.

	March 31, 2009	December 31, 2008	Increase	Percentage Change
	(Dollars in Thousands)
Real estate owned
One- to four-family residential	$4,775	$3,436	$1,339	39.0%
Speculative one- to four-family construction(1)	4,526	4,310	216	5.0
Multifamily	546	—	546	—
Land(2)	13,323	13,314	9	0.1
Commercial real estate	1,963	1,325	638	48.2
Total real estate owned	$25,133	$22,385	$2,748	12.3%

(1)                        At March 31, 2009, $4.1 million of these properties were 100% complete.  The remainder range from 85% to 88% complete.

(2)                        At March 31, 2009, $10.0 million of the land balance represented 273 developed subdivision lots.  The remainder consisted of raw land.

The increase in real estate owned from December 31, 2008 to March 31, 2009 is primarily related to seven single family residential properties totaling $1.7 million, three commercial real estate properties totaling $647,000, and two multifamily properties totaling $546,000 that were transferred to real estate owned during the first quarter of 2009.

The Bank is diligently working to dispose of its REO and has dedicated an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, market research reports, and our own market evaluations to make pricing and selling decisions.   The Bank’s Chief Lending Officer, loan officers, credit manager, special assets officer, and team members in the collections department all work together in this endeavor.   The Bank’s goal is to liquidate these properties in an orderly and efficient manner without incurring extraordinary losses due to quick sale pricing.  During 2008, the Bank sold real estate owned totaling $10.0 million and originated loans to facilitate such sales totaling $6.9 million.  During the first three months of 2009, the Bank sold real estate owned totaling $2.5 million and originated loans to facilitate such sales totaling $2.3 million.

Another $2.9 million of real estate owned is under contract and anticipated to close during the second quarter. The Bank offers attractive rates and financing options to prospective buyers of real estate owned to help facilitate sales.  During the second quarter of 2009, the Bank also settled litigation related to a subdivision property held in real estate owned and expects to record a recovery of previous chargeoffs to the allowance for loan losses. This recovery will increase the allowance for loan losses, which may reduce the provision for loan losses required in future quarters when compared to what the provision might have been absent such a recovery.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At March 31, 2009, the Bank had $79.2 million of classified assets, $74.4 million of which were classified as substandard and $4.8 million of which were classified as loss, including $45.4 million of nonaccrual loans, $25.1 million of real estate owned, and $1.2 million of loans 90 days or more past due and still accruing. In addition, at such date, the Bank had $35.6 million of assets designated as special mention. Special mention assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.  The Bank has engaged a third party to independently review all of its assets designated as either watch or special mention and anticipates receipt of the results of such review no later than the third quarter of 2009. The Bank will use the results of this review to help determine the effectiveness of existing policies and procedures.  To the extent the third party review produces results in classifications different from those of the Bank, additional loans may be adversely classified that could result in additional charges to the provision for loan losses and have a corresponding adverse impact on earnings.

Potential Problem Loans.  Based on the oversupply of lots in Northwest Arkansas, our land development portfolio poses a higher risk of default.  These loans are typically structured with interest due at maturity and lot sales as the source of repayment.  Since lot sales in the Northwest Arkansas market are significantly slower than when these loans were originated, our borrowers typically must rely on a secondary source of funds to pay the interest as it becomes due.  Due to the relatively large balances of these types of loans, the interest due at maturity is usually significant.  At March 31, 2009, gross land development loans totaled $16.0 million with $1.0 million of accrued interest.  Of this total, $8.4 million is on nonaccrual status with $892,000 in nonaccrual interest, $5.5 million with $69,000 in accrued interest is classified as special mention, and $2.0 million with $28,000 in accrued interest is on our watch list.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$6,441	$5,162
Provisions for estimated losses	3,521	1,528
Recoveries	60	136
Losses charged off	(464)	(719)
Balance at end of period	$9,558	$6,107

Changes in the composition of the allowance for loan losses between March 31, 2009 and December 31, 2008 are presented in the following table (in thousands):

	March 31,	December 31,
	2009	2008	Increase
General	$4,703	$3,525	$1,178
Specific	4,855	2,916	1,939
	$9,558	$6,441	$3,117

The general component of the allowance for loan losses increased primarily due to increases in the loss factors applied to land loans, home equity loans, consumer loans, speculative single family loans, and multifamily loans, partially offset by decreases in certain of the related loan balances.  These loss factors were increased due to the recent loss history on these types of loans as well as delinquency trends and economic factors such as unemployment, bankruptcy trends and home sale data.  The specific component of the allowance for loan losses increased primarily due to allowances established this quarter on land and land development loans.  See “Asset Quality.”

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

Although we consider the allowance for loan losses of approximately $9.6 million adequate to cover losses inherent in our loan portfolio at March 31, 2009, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between March 31, 2009 and December 31, 2008 are presented in the following table (in thousands).

	March 31,	December 31,	Increase
	2009	2008	(Decrease)

U.S. Government and agency obligations	$111,033	$116,847	$(5,814)
Municipal securities	20,957	19,565	1,392
Total	$131,990	$136,412	$(4,422)

During the first three months of 2009, investment securities totaling $65.1 million with an average tax equivalent yield of 5.44% were purchased and $69.6 million with an average tax equivalent yield of 5.99% matured or were called.

At March 31, 2009, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$111,033	$110,047
Municipal securities	20,957	20,612
Total	$131,990	$130,659

Accrued Interest Receivable.   The decrease in accrued interest receivable was primarily due to an increase in nonaccrual loans, a decrease in the loans receivable balance, and a decrease in the loan yield at March 31, 2009 compared to December 31, 2008.

Real Estate Owned, net.  Changes in the composition of real estate owned between March 31, 2009 and December 31, 2008 are presented in the following table (dollars in thousands).

	December 31, 2008	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Gain (Loss)	March 31, 2009
One- to four-family residential	$3,436	$1,653	$(131)	$(182)	$(1)	$4,775
Speculative one- to four-family	4,310	457	(49)	(214)	22	4,526
Multifamily	—	591	(45)	—	—	546
Land	13,314	148	(97)	(42)	—	13,323
Commercial real estate	1,325	2,808	(26)	(2,144)	—	1,963
	$22,385	$5,657	$(348)	$(2,582)	$21	$25,133

(1) Net sales proceeds include $2.3 million of loans made by the Bank to facilitate the sale of real estate owned.

Deposits.  Changes in the composition of deposits between March 31, 2009 and December 31, 2008 are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase	Percentage
	2009	2008	(Decrease)	Change

Checking accounts	$162,125	$163,468	$(1,343)	(0.8)%
Money Market accounts	46,094	45,022	1,072	2.4
Savings accounts	25,474	23,019	2,455	10.7
Certificates of deposit	400,027	386,494	13,533	3.5

Total deposits	$633,720	$618,003	$15,717	2.5%

Deposits increased in the comparison period, primarily due to an increase in certificate of deposits. The Bank views checking accounts as an attractive source of funds and will continue to promote such accounts as they offer overall low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Other Borrowings.  The Bank experienced a $19.8 million or 21.5% decrease in other borrowings during the quarter primarily due to a decrease in Federal Reserve Bank borrowings of $10.0 million and a $9.8 million decrease in FHLB advances since December 31, 2008.

Other Liabilities.  Other liabilities decreased primarily due to a decrease in investment security purchases which settled after period end from $9.0 million at December 31, 2008, to $5.6 million at March 31, 2009.

Stockholders’ Equity.  Stockholders’ equity increased approximately $14.9 million from December 31, 2008 to March 31, 2009.  The increase in stockholders’ equity was primarily due to the issuance of 16,500 shares of preferred stock totaling $16.5 million offset by a net loss totaling $1.5 million during the first three months of 2009.  In addition, during the three months ended March 31, 2009, dividends on common shares of approximately $48,000 were declared and preferred dividends of approximately $57,000 were accrued.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2009 for more detail.

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

	Three Months Ended March 31,
	2009			2008
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$567,745	$7,555	5.32%	$601,996	$9,975	6.63%
Investment securities(2)	126,240	1,564	4.96	105,254	1,393	5.29
Other interest-earning assets	14,740	3	0.10	21,159	168	3.18
Total interest-earning assets	708,725	9,122	5.15	728,409	11,536	6.34
Noninterest-earning assets	84,406			72,425
Total assets	$793,131			$800,834
Interest-bearing liabilities:
Deposits	$628,829	3,781	2.41	$632,954	5,568	3.52
Other borrowings	78,382	645	3.29	84,870	903	4.25
Total interest-bearing liabilities	707,211	4,426	2.50	717,824	6,471	3.61
Noninterest-bearing liabilities	7,822			8,856
Total liabilities	715,033			726,680
Stockholders’ equity	78,098			74,154
Total liabilities and stockholders’ equity	$793,131			$800,834

Net interest income		$4,696			$5,065
Net earning assets	$1,514			$10,585
Interest rate spread			2.65%			2.73%
Net interest margin			2.65%			2.78%
Ratio of interest-earning assets to interest-bearing liabilities			100.21%			101.47%

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

	Three Months Ended March 31, 2009 vs. 2008
	Increase (Decrease)
	Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(568)	$(1,964)	$112	$(2,420)
Investment securities	278	(89)	(18)	171
Other interest-earning assets	(51)	(163)	49	(165)
Total interest-earning assets	(341)	(2,216)	143	(2,414)

Interest expense:
Deposits	(36)	(1,762)	11	(1,787)
Other borrowings	(70)	(204)	16	(258)
Total interest-bearing liabilities	(106)	(1,966)	27	(2,045)
Net change in net interest income	$(235)	$(250)	$116	$(369)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended March 31, 2009 and 2008 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2009	2008	2009 vs 2008	2009 vs 2008
Interest income:
Loans receivable	$7,555	$9,975	$(2,420)	(24.3)%
Investment securities	1,564	1,393	171	12.3
Other	3	168	(165)	(98.2)
Total interest income	9,122	11,536	(2,414)	(20.9)
Interest expense:
Deposits	3,781	5,568	(1,787)	(32.1)
FHLB advances	645	903	(258)	(28.6)
Total interest expense	4,426	6,471	(2,045)	(31.6)
Net interest income before provision for loan losses	4,696	5,065	(369)	(7.3)
Provision for loan losses	3,521	1,528	1,993	130.4
Net interest income after provision for loan losses	1,175	3,537	(2,362)	(66.8)
Noninterest income:
Deposit fee income	1,192	1,211	(19)	(1.6)
Earnings on life insurance policies	197	1,371	(1,174)	(85.6)
Gain on sale of loans	148	175	(27)	(15.4)
Other	370	447	(77)	(17.2)
Total noninterest income	1,907	3,204	(1,297)	(40.4)
Noninterest expenses:
Salaries and employee benefits	2,967	3,387	(420)	(12.4)
Real estate owned, net	395	430	(35)	(6.0)
Data processing	408	318	90	28.3
Advertising and public relations	111	342	(231)	(67.5)
Other	1,968	1,594	374	23.5
Total noninterest expenses	5,849	6,071	(222)	(3.7)
Income (loss) before income taxes	(2,767)	670	(3,437)	(513.0)
Income tax provision (benefit)	(1,264)	(417)	(847)	203.1
Net income (loss)	(1,503)	1,087	(2,590)	(238.3)
Preferred stock dividends and accretion of preferred stock discount	62	—	62	—
Net income (loss) available to common shareholders	$(1,565)	$1,087	$(2,652)	(244.0)%

Basic earnings per common share	$(0.32)	$0.22	$(0.54)	(245.5)%
Diluted earnings per common share	$(0.32)	$0.22	$(0.54)	(245.5)%

Interest rate spread	2.65%	2.73%
Net interest margin	2.65%	2.78%

Average full-time equivalents	291	306

Full-service offices	20	19

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

Interest Income.  The decrease in interest income for the three month comparative period was primarily due to a decrease in the average yield earned on loans receivable, as well as a decrease in the average balance of loans receivable.  These decreases were offset by an increase in the average balance of investment securities.  The decrease in the average yield earned on loans receivable was due to decreases in market interest rates and an increase in the level of nonaccrual loans.  The average balance of loans receivable decreased due to repayments and maturities as well as a decrease in loan originations.

Interest Expense.  The decrease in interest expense for the three month comparative period was primarily due to a decrease in the average rates paid on deposits and other borrowings.  The decrease in the average rates paid on deposit accounts and other borrowings reflects decreases in market interest rates.

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

The provision for loan losses increased $2.0 million to $3.5 million for the quarter ended March 31, 2009 compared to $1.5 million for the quarter ended March 31, 2008.  The increase in the provision for loan losses was primarily due to increases in total nonaccrual loans and in the loss factors used in certain allowance categories and an increase in specific loan loss allowances recorded during the quarter, in each respect due to deteriorating economic conditions.

Noninterest Income.  The decrease in other noninterest income for the three month comparative period in 2009 was primarily due to $1.2 million in nonrecurring earnings on life insurance policies due to a death benefit claim recorded during the quarter ended March 31, 2008.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Decrease
	2009	2008	2009 vs 2008
Salaries	$2,467	$2,642	$(175)
Payroll taxes	230	256	(26)
Insurance	158	171	(13)
401(k) (1)	37	78	(41)
Defined benefit plan contribution	39	196	(157)
Other	36	44	(8)
Total	$2,967	$3,387	$(420)

(1)          Represents Company matching contributions on the 401(k) plan.  Effective February 16, 2009, the Company discontinued its matching contributions to the 401(k) plan.

The decrease in salaries and benefits was primarily due to a reduction in full time equivalents as well as a change in the benefit formula related to the defined benefit plan.

Real estate owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	2009 vs 2008
Loss provisions	$164	$229	$(65)
Net loss (gain) on sales	(22)	53	(75)
Taxes and insurance	184	111	73
Other	69	37	32
Total	$395	$430	$(35)

Expenses associated with real estate owned have decreased due to the gain recognized on one property during the quarter.  However, real estate owned is expected to increase in the foreseeable future and real estate owned expenses associated with maintaining the properties are expected to increase accordingly.  Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

Data Processing.  The increase in the three month comparative period in 2009 was primarily due to credits received in 2008 associated with upgrading our computer system in the first quarter of 2007.

Advertising and Public Relations.  The decrease in 2009 is primarily related to a decrease in direct mail advertising as well as a decrease in expenses related to the “Thank You” gift program that was discontinued in September 2008.

Other Expenses.  Other expenses increased primarily due to a $223,000 increase in FDIC insurance premiums to $241,000 for the first quarter of 2009 compared to $18,000 for the first quarter of 2008.  This increase was due to assessment credits which were available to partially offset FDIC premium expense in the first quarter of 2008 as well as an increase in the premium rate for 2009.  FDIC premium expense is expected to continue to increase, particularly in light of the proposed special assessment to be effective June 30, 2009.  We anticipate that FDIC premiums for the second, third, and fourth quarters of 2009 will be approximately $850,000, $225,000 and $225,000 higher than the same periods in 2008, respectively, due to the special assessment in the second quarter of 2009 and an increase in premium rates compared to the same periods in 2008.  The estimated increase for the second quarter of 2009 assumes a 10 basis point special assessment, which is estimated to be approximately $630,000.

Income Taxes.  The income tax benefit increased primarily due to the net taxable loss position for the quarter ended March 31, 2009.

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

At March 31, 2009, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At March 31, 2009, the Company had no interests in non-consolidated special purpose entities.

At March 31, 2009, commitments included:

•                  total approved commitments to originate or purchase loans amounting to $4.3 million;

•                  rate lock agreements with customers of $8.5 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $1.2 million;

•                  unadvanced portion of construction loans of $9.7 million;

•                  unused lines of credit of $18.4 million;

•                  outstanding standby letters of credit of approximately $3.8 million;

•                  total predetermined overdraft protection limits of $15.8 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $308.2 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $8.5 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at March 31, 2009.

Historically, a very small percentage of predetermined overdraft limits have been used.  At March 31, 2009, overdrafts of accounts with Bounce ProtectionTM represented usage of 3.3% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits is not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas and the Federal Reserve Bank of St. Louis (“FRB”).  During the first quarter of 2009, the use of FHLB and FRB borrowings decreased by $19.8 million or 21.5%.  The Bank uses U.S. government agency investment securities and eligible one- to four-family loans as collateral for FHLB advances and commercial real estate and U.S. government agency investment securities as collateral for FRB borrowings.  The Bank’s borrowing capacity is based on the amount of securities and loans pledged to the FHLB and FRB.  The Bank may transfer additional collateral to provide additional borrowing capacity if needed.  Currently, the Bank may borrow only short-term FHLB advances with maturities up to thirty days.  At March 31, 2009, the Bank had short-term funds availability of approximately $136.8 million or 17% of assets consisting of borrowing capacity at the FRB and FHLB, unpledged investment securities, and overnight funds.  The Bank anticipates it will continue to rely primarily on deposits, loan repayments and repayments of its investment securities to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources.

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

For the quarters ended March 31, 2009 and 2008, the Company declared dividends of $0.01 and $0.16 per share, respectively.  The determination of future dividends on the Company’s common stock will depend on conditions existing at that time with consideration given to the Company’s earnings, capital, and liquidity needs.  See Note 4 to the unaudited consolidated financial statements for further information regarding dividend restrictions.

As of March 31, 2009, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank was considered well-capitalized under the regulatory framework for prompt corrective action.  At March 31, 2009, the Bank’s tangible, core and risk-based capital ratios amounted to 10.69%, 10.69% and 16.51%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.  As a result of the current difficult economic environment and the uncertainties surrounding the timing of an economic recovery, the Bank has agreed to maintain a core capital ratio of at least five percent and a risk-based capital ratio of at least ten percent.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2008.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s increased level of nonperforming assets continued to impact the level of net interest income during the three months ended March 31, 2009.  Correspondingly, the Bank’s net interest margin decreased from 3.19% for the three months ended December 31, 2008 to 2.65% for the three months ended March 31, 2009.  Based on the level of nonperforming assets and competitive pressures on loan and deposit rates, management anticipates continued pressure on the Bank’s interest rate spread and interest margin for the second quarter of 2009 although the level of maturing certificates of deposits repricing to lower rates will somewhat offset the pressure on the interest rate spread and margin.

CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are operating effectively.

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

Item 1A.                        Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any securities during the first quarter of 2009.  The Company is in its 19th announced repurchase program, which was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006.  Total shares approved to be purchased in this program are 245,197 of which 214,587 have been purchased as of March 31, 2009.  All treasury stock purchases are made under publicly announced repurchase programs.  The repurchase program is currently suspended.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: May 14, 2009	By:	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date: May 14, 2009	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and Chief Accounting Officer