Form 10-Q
period 2009-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2009-08-07
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 3, 2009, there were issued and outstanding 4,846,785 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

		Page
Part I.	Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition as of June 30, 2009 and December 31, 2008 (unaudited)	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2009 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II.	Other Information

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$10,541	$9,367
Investment securities held to maturity	141,688	136,412
Federal Home Loan Bank stock	3,656	4,825
Loans receivable, net of allowance of $11,924 and $6,441	548,329	566,537
Loans held for sale	3,517	1,586
Accrued interest receivable	5,324	6,701
Real estate owned, net	23,473	22,385
Office properties and equipment, net	24,151	24,694
Cash surrender value of life insurance	20,810	20,412
Deferred tax asset	4,087	1,105
Prepaid expenses and other assets	1,121	1,148

TOTAL ASSETS	$786,697	$795,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$620,180	$618,003
Other borrowings	73,783	92,212
Advance payments by borrowers for taxes and insurance	410	810
Other liabilities	5,506	11,030
Total liabilities	699,879	722,055

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 16,500 shares issued and outstanding at June 30, 2009 and none outstanding at December 31, 2008	16,162	—
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 4,846,785 shares outstanding at June 30, 2009 and December 31, 2008	103	103
Additional paid-in capital	56,986	56,627
Retained earnings-substantially restricted	84,185	87,005
	157,436	143,735
Treasury stock, at cost, 5,460,717 shares at June 30, 2009 and December 31, 2008	(70,618)	(70,618)
Total stockholders’ equity	86,818	73,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$786,697	$795,172

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Loans receivable	$7,565	$9,520	$15,120	$19,495
Investment securities:
Taxable	1,373	1,645	2,721	2,852
Nontaxable	243	190	459	376
Other	12	112	16	280
Total interest income	9,193	11,467	18,316	23,003

INTEREST EXPENSE:
Deposits	3,513	4,779	7,293	10,347
Other borrowings	547	879	1,192	1,782
Total interest expense	4,060	5,658	8,485	12,129

NET INTEREST INCOME	5,133	5,809	9,831	10,874

PROVISION FOR LOAN LOSSES	2,445	971	5,966	2,499

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,688	4,838	3,865	8,375

NONINTEREST INCOME:
Deposit fee income	1,328	1,344	2,520	2,555
Earnings on life insurance policies	200	191	398	1,562
Gain on sale of loans	152	91	300	266
Other	359	422	728	870
Total noninterest income	2,039	2,048	3,946	5,253

NONINTEREST EXPENSES:
Salaries and employee benefits	2,845	3,244	5,813	6,632
Net occupancy expense	663	645	1,340	1,285
Real estate owned, net	1,085	269	1,480	698
FDIC insurance premium	687	108	928	127
Data processing	338	370	746	688
Professional fees	185	142	476	272
Advertising and public relations	91	218	202	560
Postage and supplies	144	182	384	421
Other	518	470	1,037	1,037
Total noninterest expenses	6,556	5,648	12,406	11,720

INCOME (LOSS) BEFORE INCOME TAXES	(1,829)	1,238	(4,595)	1,908
INCOME TAX PROVISION (BENEFIT)	(892)	229	(2,156)	(188)
NET INCOME (LOSS)	$(937)	$1,009	(2,439)	$2,096
PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK DISCOUNT	222	—	284	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(1,159)	$1,009	$(2,723)	$2,096

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.24)	$0.21	$(0.56)	$0.43

Diluted	$(0.24)	$0.21	$(0.56)	$0.43

Cash Dividends Declared	$(0.01)	$0.16	$(0.02)	$0.32

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(In thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (Substantially	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Restricted)	Shares	Amount	Equity
Balance, January 1, 2009	—	$—	10,307,502	$103	$56,627	$87,005	5,460,717	$(70,618)	$73,117
Net loss						(2,439)			(2,439)
Issuance of 16,500 shares of preferred stock and a warrant to purchase 321,847 shares of common stock	16,500	16,142			358				16,500
Preferred stock dividends						(264)			(264)
Accretion of preferred stock discount		20				(20)			—
Stock compensation					1				1
Dividends declared, $0.02 per common share						(97)			(97)

Balance, June 30, 2009	16,500	$16,162	10,307,502	$103	$56,986	$84,185	5,460,717	$(70,618)	$86,818

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$(2,439)	$2,096
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	5,966	2,499
Provision for real estate losses	715	316
Deferred tax benefit	(2,982)	(83)
Accretion of discounts on investment securities, net	(58)	(50)
Federal Home Loan Bank stock dividends	(8)	(85)
Gain on disposition of office properties and equipment, net	—	(19)
Loss on sale of repossessed assets, net	233	28
Originations of loans held for sale	(24,680)	(17,335)
Proceeds from sales of loans held for sale	23,049	19,069
Gain on sale of loans originated to sell	(300)	(266)
Depreciation	749	726
Amortization of deferred loan costs, net	197	179
Stock compensation expense	1	12
Earnings on life insurance policies	(398)	(382)
Changes in operating assets and liabilities:
Accrued interest receivable	1,377	1,119
Prepaid expenses and other assets	20	333
Other liabilities	591	351
Net cash provided by operating activities	2,033	8,508

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(117,512)	(96,693)
Proceeds from maturities/calls of investment securities held to maturity	106,074	62,474
Federal Home Loan Bank stock redeemed	1,177	—
Federal Home Loan Bank Stock purchased	—	(261)
Loan participations sold	—	4,045
Loan participations purchased	(937)	(1,147)
Net loan repayments	9,582	10,672
Proceeds from sales of repossessed assets	1,429	1,001
Improvements to real estate owned	(58)	(261)
Proceeds from sales of office properties and equipment	—	30
Purchases of office properties and equipment	(206)	(1,427)
Net cash used in investing activities	(451)	(21,567)

FINANCING ACTIVITIES:
Net increase in deposits	2,177	7,676
Advances from FHLB	22,225	51,500
Repayment of advances from FHLB	(31,159)	(29,487)
Net repayments to Federal Reserve Bank	(9,495)	—
Net decrease in advance payments by borrowers for taxes and insurance	(400)	(142)
Proceeds from issuance of preferred stock and related common stock warrant	16,500	—
Reissued treasury stock	—	46
Preferred dividends paid	(159)	—
Dividends paid, common shares	(97)	(1,551)
Net cash provided by (used in) financing activities	(408)	28,042

Net increase in cash and cash equivalents	1,174	14,983

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008

CASH AND CASH EQUIVALENTS:
Beginning of period	$9,367	$27,387
End of period	$10,541	$42,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,793	$12,244
Income taxes	$864	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$8,860	$16,369
Loans to facilitate sales of real estate owned	$5,460	$2,964
Investment securities traded, recorded in investments not yet settled in cash	$2,775	$1,195
Preferred stock dividends accrued, not paid	$105	$—

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

The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, contained in the Company’s 2008 Annual Report to Stockholders.

Note 2 — Recently Adopted Accounting Standards

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

We adopted FASB Statement 165, Subsequent Events, effective for financial statements issued for periods ending after June 15, 2009.  This statement addresses events that occur after the balance sheet date but before the issuance of the financial statements, distinguishes which subsequent events that should be recognized in the financial statements, which nonrecognized events require disclosure and requires the disclosure of the date through which subsequent events were evaluated.  See note 10 for disclosure.

On April 9, 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amended FASB No. 107, Disclosures about Fair Value of Financial Instruments and was effective for financial statements issued for interim periods ending after June 15, 2009.  The statement was amended to require that the existing annual fair value disclosure requirements under FAS 107 be expanded to interim periods.  This statement was adopted in the second quarter of 2009. See note 9 for disclosure.

On April 9, 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective for financial statements issued for interim periods ending after June 15, 2009.  The statement was amended to make significant changes to the Other Than Temporary Impairment (OTTI) assertions made related to debt securities. The FSP also provided for additional interim disclosures related to OTTI on debt securities.  These Statements did not have a material effect on the financial statements of the Company.

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

Note 3 — Accounting Standards Issued Not Yet Effective

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“FAS 166”). FAS 166 is a revision to FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 will be effective for financial statements issued for interim and annual periods ending after November 15, 2009.  Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. The Bank will adopt FAS 166 on January 1, 2010, as required. Management has not determined the impact adoption may have on the Bank’s consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which will change the way entities account for securitizations and special-purpose entities. FAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 will be effective for financial statements issued for interim and annual periods ending after November 15, 2009.  Earlier application is prohibited. The Bank will adopt FAS 167 on January 1, 2010, as required. Management has not determined the impact adoption may have on the Bank’s consolidated financial statements.

On June 29, 2009, the FASB issued SFAS No. 168 (“FAS 168”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. FAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Bank will adopt FAS 168 for the quarterly period ending September 30, 2009, as required, and adoption is not expected to have a material impact on the Bank’s consolidated financial statements.

Note 4 — Preferred Stock

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

Note 5 - Earnings per Common Share

The weighted average number of common shares used to calculate earnings per share for the periods ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic weighted - average common shares	4,846,785	4,848,385	4,846,785	4,848,341
Effect of dilutive securities	—	1,091	—	1,748
Diluted weighted - average common shares	4,846,785	4,849,476	4,846,785	4,850,089

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 17,242 options outstanding for the three and six months ended June 30, 2009, which were antidilutive. In addition, the calculation excludes the Warrant to purchase 321,847 shares of common stock outstanding for the three and six month periods ended June 30, 2009, which was antidilutive.

Note 6 — Investment Securities

Investment securities consisted of the following (in thousands):

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$24,272	$111	$(420)	$23,963
U.S. Government and Agency obligations	117,416	142	(1,774)	115,784

Total	$141,688	$253	$(2,194)	$139,747

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$19,565	$75	$(599)	$19,041
U.S. Government and Agency obligations	116,847	233	(66)	117,014

Total	$136,412	$308	$(665)	$136,055

The following tables summarize the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$4,157	$98	$5,922	$322	$10,079	$420
U.S. Government and Agency obligations	80,744	1,754	5,378	20	86,122	1,774

	$84,901	$1,852	$11,300	$342	$96,201	$2,194

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$5,493	$171	$3,926	$428	$9,419	$599
U.S. Government and Agency obligations	15,503	66	—	—	15,503	66

	$20,996	$237	$3,926	$428	$24,922	$665

On a quarterly basis, management conducts a formal review of securities for the presence of OTTI.  Management assesses whether an OTTI is present when the fair value of a security is less than its amortized cost basis at the balance sheet date.  For such securities, OTTI is considered to have occurred if the Company intends to sell the security, if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis or if the present values of expected cash flows is not sufficient to recover the entire amortized cost.

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount.

The Company has pledged investment securities held to maturity with carrying values of approximately $62.2 million at June 30, 2009, and $76.4 million at December 31, 2008 as collateral for certain deposits in excess of $250,000.

The scheduled maturities of debt securities at June 30, 2009, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized	Fair
	Cost	Value

Within one year	$425	$433
Due from one year to five years	2,580	2,523
Due from five years to ten years	11,956	11,816
Due after ten years	126,727	124,975

Total	$141,688	$139,747

As of June 30, 2009 and December 31, 2008, investments with carrying values of approximately $134.4 million and $135.8 million, respectively, have call options held by the issuer, of which approximately $108.6 million and $124.8 million, respectively, are or were callable within one year.

Note 7 — Allowances for Loan and Real Estate Losses

A summary of the activity in the allowances for loan and real estate losses is as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$9,558	$—	$6,107	$—

Provisions for estimated losses	2,445	552	971	87
Recoveries	693	—	58	—
Losses charged off	(772)	(552)	(1,921)	(87)

Balance—end of period	$11,924	$—	$5,215	$—

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$6,441	$—	$5,162	$—

Provisions for estimated losses	5,966	715	2,499	316
Recoveries	754	—	194	—
Losses charged off	(1,237)	(715)	(2,640)	(316)

Balance—end of period	$11,924	$—	$5,215	$—

The provision for loan losses increased between the periods listed above primarily due to increases in total nonaccrual loans and in the loss factors used in certain allowance categories, as well as an increase in specific loan loss allowances, in each respect due to deteriorating economic conditions.

Note 8 — Income Taxes

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Six Months Ended
	June 30, 2009	June 30, 2008

Income tax provision (benefit):
Current:
Federal	$816	$79
State	10	(184)
Total current	826	(105)

Deferred:
Federal	(2,490)	(71)
State	(492)	(12)
Total deferred	(2,982)	(83)

Total	$(2,156)	$(188)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Six Months Ended June 30,
	2009		2008

Taxes at statutory rate	$(1,563)	34.0%	$649	34.0%
Increase (decrease) resulting from:
State income tax—net	(292)	6.4	(129)	(6.7)
Earnings on life insurance policies	(135)	2.9	(531)	(27.8)
Nontaxable investments	(147)	3.2	(114)	(6.0)
Other—net	(19)	0.4	(63)	(3.3)

Total	$(2,156)	46.9%	$(188)	(9.8)%

The Company’s net deferred tax asset account was comprised of the following (in thousands):

	June 30, 2009	December 31, 2008

Deferred tax assets:
Allowance for loan losses	$4,566	$2,466
Real estate owned	870	360
Other	212	14

Total deferred tax assets	5,648	2,840

Deferred tax liabilities:
Office properties	(903)	(919)
Federal Home Loan Bank stock	(425)	(559)
Pension plan contribution	(94)	(106)
Prepaid expenses	(139)	(151)

Total deferred tax liabilities	(1,561)	(1,735)

Net deferred tax asset	$4,087	$1,105

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at June 30, 2009 and 2008. Payment of dividends to shareholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2006 and forward.  The Company’s 2007 federal income tax return was subject to examination by the Internal Revenue Service during the first quarter of 2009.  As a result of the examination, the Company was assessed approximately $45,000, including interest, for the 2007 tax year.

Note 9 — Fair Value Measurement

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

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at June 30, 2009 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Impaired loans at June 30, 2009 were $42.3 million. Based on this evaluation, the Company maintains an allowance for loan losses of $3.7 million at June 30, 2009 for such impaired loans.

REO, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  REO at June 30, 2009 was $23.5 million. During the three and six months ended June 30, 2009, charge-offs to the allowance for loan losses related to loans that were transferred to REO were $440,000 and $618,000, respectively, on transfers to REO of $5.6 million and $9.4 million, respectively.  Write downs related to REO that were charged to other expense were $552,000 and $715,000 for the three and six months ended June 30, 2009.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2009:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$38,646	$—	$—	$38,646
REO, net	23,473	—	—	23,473
	$62,119	$—	$—	$62,119

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

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$10,541	$10,541	$9,367	$9,367
Investment securities—held to maturity	141,688	139,747	136,412	136,055
Federal Home Loan Bank stock	3,656	3,656	4,825	4,825
Loans receivable—net	548,329	555,393	566,537	579,627
Loans held for sale	3,517	3,517	1,586	1,586
Cash surrender value of life insurance	20,810	20,810	20,412	20,412
Accrued interest receivable	5,324	5,324	6,701	6,701
Commitments	142	142	14	14

LIABILITIES:
Deposits:
Checking, money market and savings accounts	236,621	236,621	231,509	231,509
Certificates of deposit	383,559	388,283	386,494	390,638
Other borrowings	73,783	74,804	92,212	94,114
Accrued interest payable
Advance payments by borrowers for taxes and insurance	410	410	810	810
Commitments	142	142	14	14

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

The fair value of checking accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit and Federal Home Loan Bank advances is estimated using the rates currently offered for deposits of similar terms and advances of similar remaining maturities at the reporting date. For advance payments by borrowers, for taxes and insurance, accrued interest payable and Federal Reserve Bank advances, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 10 — Subsequent Events

Subsequent events have been evaluated through August 7, 2009, which is the date the financial statements were issued.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Management’s discussion and analysis of financial condition and results of operations is intended to assist a reader in understanding the consolidated financial condition and results of operations of the Company for the periods presented.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes to such financial statements found in this report under “Part I, Item 1, Consolidated Financial Statements”.

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

The Company recorded a net loss of $937,000 for the second quarter of 2009 compared to net income of $1.0 million during the second quarter of 2008.  For the six months ended June 30, 2009, net loss totaled $2.4 million compared to net income of $2.1 million for the first six months of 2008.  The decreases in net income for both the three month and six month comparative periods were primarily due to an increase in the provision for loan losses and increases in real estate owned expenses and FDIC insurance premiums.  The Company’s net loss available to common shareholders was $0.24 per common share for the quarter ended June 30, 2009 compared to net income of $0.21 per common share for the quarter ended June 30, 2008.  The Company’s net loss available to common shareholders was $0.56 per common share for the six months ended June 30, 2009 compared to net income of $0.43 per common share for the six months ended June 30, 2008.

The Company’s business activities and credit exposures are concentrated in Northwest Arkansas and the surrounding region which is subject to a weak housing market and an oversupply of residential real estate, including developed and undeveloped land and residential development projects.  The continued recessionary forces in the Company’s market area have had a negative impact on the Company’s financial condition and results of operations.  Nonaccrual loans have increased from $25.4 million at December 31, 2008 to $54.8 million at June 30, 2009 and, over the same period, total nonperforming assets have increased from $56.8 million or 7.1% of total assets to $79.8 million or 10.1% of the total assets.  The level of nonperforming assets has and will continue to have an adverse effect on interest income, the provision for loan losses, noninterest expenses and net income as well as the Company’s interest rate spread and net interest margin.  The Company has devoted substantial resources toward the resolution of delinquent and nonperforming assets and, with respect to its REO properties, has committed an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market.  The Company will continue to be proactive in taking steps to contain and reduce its nonperforming assets and minimize the negative impact on its financial condition and results of operations in future periods.

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between June 30, 2009 and December 31, 2008 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	June 30,	December 31,	Increase	Percentage
	2009	2008	(Decrease)	Change
ASSETS
Cash and cash equivalents	$10,541	$9,367	$1,174	12.5%
Investment securities held to maturity	141,688	136,412	5,276	3.9
Federal Home Loan Bank stock	3,656	4,825	(1,169)	(24.2)
Loans receivable, net	548,329	566,537	(18,208)	(3.2)
Loans held for sale	3,517	1,586	1,931	121.8
Accrued interest receivable	5,324	6,701	(1,377)	(20.6)
Real estate owned, net	23,473	22,385	1,088	4.9
Office properties and equipment, net	24,151	24,694	(543)	(2.2)
Prepaid expenses and other assets	26,018	22,665	3,353	14.8

TOTAL	$786,697	$795,172	$(8,475)	(1.1)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$620,180	$618,003	$2,177	0.4
Other borrowings	73,783	92,212	(18,429)	(20.0)
Other liabilities	5,916	11,840	(5,924)	(50.0)

Total liabilities	699,879	722,055	(22,176)	(3.1)

STOCKHOLDERS’ EQUITY	86,818	73,117	13,701	18.7

TOTAL	$786,697	$795,172	$(8,475)	(1.1)%

BOOK VALUE PER COMMON SHARE	$14.58	$15.09

COMMON EQUITY TO ASSETS	9.0%	9.2%

TOTAL EQUITY TO ASSETS	11.0%	9.2%

Loans Receivable.  Changes in loan composition between June 30, 2009 and December 31, 2008 are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase
	2009	2008	(Decrease)	% Change

One- to four-family residences	$244,104	$241,735	$2,369	1.0%
Home equity lines of credit and second mortgage	29,017	31,712	(2,695)	(8.5)
Multifamily	24,347	24,147	200	0.8
Commercial real estate	111,768	115,935	(4,167)	(3.6)
Land	50,386	50,510	(124)	(0.2)
Construction:
One- to four-family residences	8,804	8,450	354	4.2
Speculative one-to four-family residences	14,040	17,096	(3,056)	(17.9)
Multifamily	14,766	15,016	(250)	(1.7)
Commercial real estate	17,612	18,297	(685)	(3.7)
Land development	15,918	18,457	(2,539)	(13.8)
Total construction loans	71,140	77,316	(6,176)	(8.0)
Total mortgage loans	530,762	541,355	(10,593)	(2.0)

Commercial	19,468	21,922	(2,454)	(11.2)

Automobile	7,579	8,631	(1,052)	(12.2)
Other	11,550	12,291	(741)	(6.0)
Total consumer	19,129	20,922	(1,793)	(8.6)

Total loans receivable	569,359	584,199	(14,840)	(2.5)

Undisbursed loan funds	(9,559)	(11,750)	2,191	(18.6)
Deferred loan costs — net	453	529	(76)	(14.4)
Allowance for loan losses	(11,924)	(6,441)	(5,483)	85.1

Loans receivable, net	$548,329	$566,537	$(18,208)	(3.2)

The decrease in the Bank’s loan portfolio was primarily due to a decrease in loan originations due to continued softening of the housing market in the Bank’s market area and transfers of nonperforming loans to REO, net of loans to facilitate sales of REO. Market data indicates an overall decrease in home sales in Benton and Washington counties in 2008 and 2007 as well as the first two quarters of 2009.  Although the Northwest Arkansas region’s economy continues to experience population growth and a relatively good job market, ranking number 4 on Forbes’ magazine’s latest ranking of best metropolitan areas for business and careers and ranking number 2 on Forbes’ best cities for recession recovery, the supply of new residential lots and new speculative homes for sale continues to outpace demand.  We expect this trend to continue for the foreseeable future given the level of oversupply in the market.

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated.

	June 30, 2009	December 31, 2008	Increase (Decrease)	Percentage Change
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family residential	$12,302	$8,471	$3,831	45.2%
Home equity and second mortgage	1,201	927	274	29.6
Speculative one- to four-family construction	3,431	1,466	1,965	134.0
Multifamily residential	—	441	(441)	(100.0)
Land development	8,416	2,577	5,839	226.6
Land	21,436	2,537	18,899	744.9
Commercial real estate	5,233	6,702	(1,469)	(21.9)
Commercial loans	2,658	2,128	530	24.9
Consumer loans	154	170	(16)	(9.4)
Total nonaccrual loans	54,831	25,419	29,412	115.7

Accruing loans 90 days or more past due	1,489	8,961	(7,472)	(83.4)
Real estate owned	23,473	22,385	1,088	4.9

Total nonperforming assets	$79,793	$56,765	$23,028	40.6%

Total nonaccrual and accruing loans 90 days or more past due as a percentage of total loans receivable	9.83%	5.87%

Total nonperforming assets as a percentage of total assets	10.14%	7.14%

The increase in nonaccrual loans is primarily related to increases in nonaccrual land development loans, nonaccrual land loans and nonaccrual single family loans.  The increase in nonaccrual land loans is primarily due to seven loans, four of which are to the entities related to the same borrower totaling $9.1 million discussed in the first relationship below.  The fifth loan of $3.3 million is discussed in the second relationship below.  The sixth loan contributing to the increase, totaling $2.8 million, is discussed in the fourth relationship below.  The seventh loan is discussed in the third relationship below and totaled $2.8 million.  The increase in nonaccrual land development loans is primarily due to the subdivision discussed in the second relationship below.

We expect a significant amount of the nonaccrual real estate loans to eventually migrate to real estate owned as $18.9 million of the nonaccrual real estate loans reported above are in bankruptcy or some stage of the foreclosure process as of June 30, 2009.  Therefore, we expect real estate owned and associated expenses to continue to increase in future periods as such loans migrate from loans to real estate owned.

The level of nonaccrual one- to four-family residential loans, commercial real estate loans, land loans, land development loans and commercial loans is attributable primarily to eight loan relationships totaling $34.8 million, or 63.5% of nonaccrual loans.  These relationships are described in more detail in the paragraphs that follow.

The first relationship totaled $9.1 million with a specific loan loss allowance of $861,000 at June 30, 2009, and is comprised of 29 acres of land acquired for future development in Springdale, Arkansas, 80 acres acquired for future development in Fayetteville, Arkansas, and 24 acres of raw land located in Lowell, Arkansas.  The borrower has passed away and the estate is currently addressing how the obligations of the borrower will be satisfied. Based on the nature of these loans and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the specific allowance recorded as of June 30, 2009.

The second relationship totaled $9.1 million with a specific loan loss allowance of $559,000 at June 30, 2009, and is comprised of a 212 lot subdivision and a 60 acre parcel of land, all located in Fayetteville, Arkansas.  The subdivision is comprised of three phases, 52 lots of which are complete, 69 lots which lack final paving, and 91 additional lots which are undeveloped.  Based on the nature of these loans and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the specific allowance recorded as of June 30, 2009.

The third relationship totaled $5.1 million with a specific loan loss allowance of $103,000 at June 30, 2009. The loans are secured by 2.5 acres of commercial land located in Rogers, Arkansas and three vacant commercial lots and two commercial properties located in Springdale, Arkansas. Based on the nature of these loans and the changes in market conditions, we may incur losses in the future in excess of the specific allowance as of June 30, 2009.

The fourth relationship consisted of a $2.8 million first mortgage loan secured by the Belclaire subdivision located in Fayetteville, Arkansas.  Bonds were sold on this property by the Belclaire Improvement District without satisfying the first mortgage with our Bank.  The loan is in default and we have filed foreclosure.  This property is also the subject of litigation.  We believe our first mortgage will prevail and absent that, believe the guarantors will satisfy the obligation. At June 30, 2009, based on the estimated fair value of the collateral, the Bank estimates it will incur no loss.

The fifth relationship totaled $2.5 million and the collateral consists of the borrower’s residence, six speculative single family houses in various stages of construction and seven lots in Fayetteville, Arkansas. The loans in this relationship are currently in foreclosure and a specific loan loss allowance of $388,000 has been recorded as of June 30, 2009.   Based on the nature of these loans and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the specific allowance recorded as of June 30, 2009.

The sixth relationship totaled $2.2 million with a specific loan loss allowance of $981,000 at June 30, 2009, and is comprised of a completed 42 lot subdivision located in Cave Springs, Arkansas.  The borrowers have been attempting to find a buyer for the subdivision since the loan matured in July 2007.  We are exercising forbearance with this borrower due to their cooperation and maintenance of the subdivision while they try to find a buyer.  The Bank obtained an updated valuation on the subdivision using discounted cash flow analysis.  Due to the market conditions and the oversupply of lots in Northwest Arkansas, the valuation indicated lower lot prices and an extended marketing time over that in the original appraisal obtained when the loan was originated.  Based on the nature of this loan and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the specific allowance recorded as of June 30, 2009.

The seventh relationship totaled $2.0 million at June 30, 2009, and consists of a $1.3 million commercial loan secured by commercial real estate and franchise rights, a $657,000 loan on the borrower’s primary residence, and a $22,000 unsecured loan.  The loans in this relationship are currently in foreclosure and a specific loan loss allowance of $632,000 has been recorded as of June 30, 2009.  Based on the nature of these loans and the possibility of continued adverse changes in the market conditions, we may incur losses in the future in excess of the specific allowance recorded as of June 30, 2009.

The eighth relationship totaled $2.0 million and the collateral consists of sixteen single family rental properties in Fayetteville and Springdale, Arkansas. The borrower has filed bankruptcy and a specific loan loss reserve of $137,000 has been recorded as of June 30, 2009.

At June 30, 2009, the Bank had $1.5 million that was over 90 days past due and not designated as nonaccrual compared to $9.0 million of such loans at December 31, 2008. One loan totaling $1.2 million is secured by a church building and the related property located in Fayetteville, Arkansas.  The church has the property under contract with a buyer and is waiting for the sale to close. The second loan of $310,000 is a commercial line of credit and is pending an extension to be processed in August.  These loans were maintained on accrual status and not classified or judged to be impaired at June 30, 2009, based on our assessment of facts and circumstances existing at that time.  If any of the facts or circumstances change, our treatment of these loans might be different in future reporting periods.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated.

	June 30, 2009	December 31, 2008	Increase (Decrease)	Percentage Change
	(Dollars in Thousands)
Real estate owned
One- to four-family residential	$3,683	$3,436	$247	7.2%
Speculative one- to four-family construction(1)	3,013	4,310	(1,297)	(30.1)
Multifamily	615	—	615	—
Land(2)	13,220	13,314	(94)	(0.7)
Commercial real estate	2,942	1,325	1,617	122.0
Total real estate owned	$23,473	$22,385	$1,088	4.9%

(1)                        At June 30, 2009, $2.9 million of these properties were 100% complete.  The remaining property is 99% complete.

(2)                        At June 30, 2009, $9.9 million of the land balance represented 270 developed subdivision lots.  The remainder consisted of unimproved land originally intended to be future phases of two of the subdivisions.

The increase in real estate owned from December 31, 2008 to June 30, 2009 is primarily related to five commercial real estate properties totaling $2.0 million and three multifamily properties totaling $615,000 that were transferred to real estate owned during the first six months of 2009, offset by the sale of six speculative single family properties totaling $1.5 million.

The Bank is diligently working to dispose of its REO and has dedicated an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, market research reports, and our own market evaluations to make pricing and selling decisions.   The Bank’s Chief Lending Officer, loan officers, credit manager, special assets officer, and team members in the collections department all work together in this endeavor.   The Bank’s goal is to liquidate these properties in an orderly and efficient manner without incurring extraordinary losses due to quick sale pricing.  During 2008, the Bank sold real estate owned totaling $10.0 million and originated loans to facilitate such sales totaling $6.9 million.  During the first six months of 2009, the Bank sold real estate owned totaling $7.0 million and originated loans to facilitate such sales totaling $5.5 million. Another $1.7 million of real estate owned is under contract. The Bank offers attractive rates and financing options to prospective buyers of real estate owned to help facilitate sales.  During the second quarter of 2009, the Bank also settled litigation related to a subdivision property held in real estate owned and recorded a recovery of previous chargeoffs to the allowance for loan losses. This recovery increased the allowance for loan losses, which reduced the provision for loan losses required during the quarter when compared to what the provision might have been absent such a recovery.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At June 30, 2009, the Bank had $98.2 million of classified assets, $92.3 million of which were classified as substandard and $5.9 million of which were classified as loss, including $54.8 million of nonaccrual loans, $23.5 million of real estate owned, and $1.5 million of loans 90 days or more past due and still accruing.  Substandard loans include $18.5 million of loans not included in the nonperforming assets table.  Such loans have been reviewed and determined not to be impaired or if impaired, were estimated to have no loss.  As a result, such loans remained on accrual status at June 30, 2009.

In addition, at such date, the Bank had $68.4 million of assets designated as special mention. Special mention assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.

The Bank engaged a third party to independently review all of its assets designated as either watch or special mention and received the results of such review in July 2009. The third party review did not reveal any significant differences between our classifications and their recommended classifications.  The Bank has therefore determined that its loan review and asset classification procedures are effective in identifying loans which should be classified.  In connection with this review, the Bank conducted its annual loan review procedures primarily in the second quarter of 2009.  The loan review procedures indicated an overall deterioration in the credit quality of our portfolio with total substandard and special mention assets totaling $160.7 million at June 30, 2009, compared to $110.0 million at March 31, 2009, and $86.3 million at December 31, 2008.  The level of substandard and special mention loans and the trend thereof was taken into consideration when establishing the allowance for loan losses.  Based on our comprehensive review of the loan portfolio during the second quarter of 2009, we believe that we have identified potential problem loans/relationships and, assuming no further deterioration in local and national economic trends, do not expect a significant increase in classified assets in future periods.

Potential Problem Loans.  Based on the oversupply of lots in Northwest Arkansas, our land development portfolio poses a higher risk of default.  These loans are typically structured with interest due at maturity and lot sales as the source of repayment.  Since lot sales in the Northwest Arkansas market are significantly slower than when these loans were originated, our borrowers typically must rely on a secondary source of funds to pay the interest as it becomes due.  Due to the relatively large balances of these types of loans, the interest due at maturity is usually significant.  At June 30, 2009, gross land development loans totaled $15.9 million with $1.2 million of accrued interest.  Of this total, $8.4 million is on nonaccrual status with $1.0 million in nonaccrual interest, $4.0 million with $124,000 in accrued interest is classified as special mention, and $3.1 million with $42,000 in accrued interest is on our watch list.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$9,558	$6,107	$6,441	$5,162
Provisions for estimated losses	2,445	971	5,966	2,499
Recoveries	693	58	754	194
Losses charged off	(772)	(1,921)	(1,237)	(2,640)
Balance at end of period	$11,924	$5,215	$11,924	$5,215

Changes in the composition of the allowance for loan losses between June 30, 2009 and December 31, 2008 are presented in the following table (in thousands):

	June 30,	December 31,
	2009	2008	Increase
General	$5,989	$3,525	$2,464
Specific	5,935	2,916	3,019
	$11,924	$6,441	$5,483

The general component of the allowance for loan losses increased primarily due to increases in the loss factors applied to single family loans, home equity loans, speculative single family loans, and land development loans, partially offset by decreases in certain of the related loan balances.  These loss factors were increased due to the recent loss history on these types of loans as well as delinquency trends, the level of classified assets and economic factors such as unemployment, bankruptcy trends and home sale data.  The specific component of the allowance for loan losses increased primarily due to allowances established since December 31, 2008 on land loans, land development loans, single family loans, and speculative single family loans.  See “Asset Quality.”

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

Although we consider the allowance for loan losses of approximately $11.9 million adequate to cover losses inherent in our loan portfolio at June 30, 2009, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between June 30, 2009 and December 31, 2008 are presented in the following table (in thousands).

	June 30,	December 31,
	2009	2008	Increase
U.S. Government and agency obligations	$117,416	$116,847	$569
Municipal securities	24,272	19,565	4,707
Total	$141,688	$136,412	$5,276

During the first six months of 2009, investment securities totaling $111.3 million with an average tax equivalent yield of 5.45% were purchased and $106.1 million with an average tax equivalent yield of 5.93% matured or were called.

At June 30, 2009, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$117,416	$115,784
Municipal securities	24,272	23,963
Total	$141,688	$139,747

Accrued Interest Receivable.   The decrease in accrued interest receivable was primarily due to an increase in nonaccrual loans, a decrease in the loans receivable balance, and a decrease in the loan yield at June 30, 2009 compared to December 31, 2008.

Real Estate Owned, net.  Changes in the composition of real estate owned between June 30, 2009 and December 31, 2008 are presented in the following table (dollars in thousands).

	December 31, 2008	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Gain (Loss)	June 30, 2009
One- to four-family residential	$3,436	$2,902	$(179)	$(2,342)	$(134)	$3,683
Speculative one- to four-family	4,310	473	(238)	(1,464)	(68)	3,013
Multifamily	—	1,007	(12)	(370)	(10)	615
Land	13,314	162	(135)	(121)	—	13,220
Commercial real estate	1,325	4,459	(151)	(2,674)	(17)	2,942
	$22,385	$9,003	$(715)	$(6,971)	$(229)	$23,473

(1) Net sales proceeds include $5.5 million of loans made by the Bank to facilitate the sale of real estate owned.

Deposits.  Changes in the composition of deposits between June 30, 2009 and December 31, 2008 are presented in the following table (dollars in thousands).

	June 30, 2009	December 31, 2008	Increase (Decrease)	Percentage Change

Checking accounts	$166,129	$163,468	$2,661	1.6%
Money Market accounts	44,568	45,022	(454)	(1.0)
Savings accounts	25,924	23,019	2,905	12.6
Certificates of deposit	383,559	386,494	(2,935)	(0.8)

Total deposits	$620,180	$618,003	$2,177	0.4

Deposits increased in the comparison period, primarily due to an increase in checking and savings accounts, offset by a decrease in certificates of deposit. The Bank views checking accounts as an attractive source of funds and will continue to promote such accounts as they offer overall low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Other Borrowings.  The Bank experienced a $18.4 million or 20.0% decrease in other borrowings during the quarter primarily due to a decrease in Federal Reserve Bank borrowings of $9.5 million and a $8.9 million decrease in FHLB advances since December 31, 2008.

Other Liabilities.  Other liabilities decreased primarily due to a decrease in investment security purchases which settled after period end from $9.0 million at December 31, 2008, to $2.8 million at June 30, 2009.

Stockholders’ Equity.  Stockholders’ equity increased approximately $13.7 million from December 31, 2008 to June 30, 2009.  The increase in stockholders’ equity was primarily due to the issuance of 16,500 shares of preferred stock totaling $16.5 million offset by a net loss of $2.4 million during the first six months of 2009.  In addition, during the six months ended June 30, 2009, dividends on common shares of approximately $97,000 and preferred dividends of approximately $264,000 were paid or accrued.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2009 for more detail.

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$563,088	$7,565	5.37%	$582,318	$9,520	6.54%
Investment securities(2)	139,734	1,616	4.63	135,380	1,835	5.42
Other interest-earning assets	16,109	12	0.30	20,149	112	2.22
Total interest-earning assets	718,931	9,193	5.12	737,847	11,467	6.22
Noninterest-earning assets	77,128			77,659
Total assets	$796,059			$815,506
Interest-bearing liabilities:
Deposits	$630,382	3,513	2.23	$645,999	4,779	2.96
Other borrowings	67,231	547	3.26	90,106	879	3.90
Total interest-bearing liabilities	697,613	4,060	2.33	736,105	5,658	3.08
Noninterest-bearing liabilities	10,191			5,167
Total liabilities	707,804			741,272
Stockholders’ equity	88,255			74,234
Total liabilities and stockholders’ equity	$796,059			$815,506

Net interest income		$5,133			$5,809
Net earning assets	$21,318			$1,742
Interest rate spread			2.79%			3.14%
Net interest margin			2.86%			3.15%
Ratio of interest-earning assets to interest-bearing liabilities			103.06%			100.24%

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$565,417	$15,120	5.35%	$592,157	$19,495	6.58%
Investment securities(2)	132,987	3,180	4.78	120,317	3,228	5.37
Other interest-earning assets	15,424	16	0.20	20,654	280	2.71
Total interest-earning assets	713,828	18,316	5.13	733,128	23,003	6.28
Noninterest-earning assets	80,767			75,042
Total assets	$794,595			$808,170
Interest-bearing liabilities:
Deposits	$629,606	7,293	2.32	$639,476	10,347	3.24
Other borrowings	72,806	1,192	3.28	87,488	1,782	4.07
Total interest-bearing liabilities	702,412	8,485	2.42	726,964	12,129	3.34
Noninterest-bearing liabilities	9,006			7,012
Total liabilities	711,418			733,976
Stockholders’ equity	83,177			74,194
Total liabilities and stockholders’ equity	$794,595			$808,170

Net interest income		$9,831			$10,874
Net earning assets	$11,416			$6,164
Interest rate spread			2.71%			2.94%
Net interest margin			2.75%			2.97%
Ratio of interest-earning assets to interest-bearing liabilities			101.63%			100.85%

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

	Three Months Ended June 30, 2009 vs. 2008
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(314)	$(1,697)	$56	$(1,955)
Investment securities	59	(269)	(9)	(219)
Other interest-earning assets	(23)	(96)	19	(100)
Total interest-earning assets	(278)	(2,062)	66	(2,274)

Interest expense:
Deposits	(116)	(1,179)	29	(1,266)
Other borrowings	(223)	(146)	37	(332)
Total interest-bearing liabilities	(339)	(1,325)	66	(1,598)
Net change in net interest income	$61	$(737)	$—	$(676)

	Six Months Ended June 30, 2009 vs. 2008
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(880)	$(3,660)	$165	$(4,375)
Investment securities	340	(351)	(37)	(48)
Other interest-earning assets	(71)	(259)	66	(264)
Total interest-earning assets	(611)	(4,270)	194	(4,687)

Interest expense:
Deposits	(159)	(2,940)	45	(3,054)
Other borrowings	(299)	(349)	58	(590)
Total interest-bearing liabilities	(458)	(3,289)	103	(3,644)
Net change in net interest income	$(153)	$(981)	$91	$(1,043)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended June 30, 2009 and 2008 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2009	2008	2009 vs 2008	2009 vs 2008
Interest income:
Loans receivable	$7,565	$9,520	$(1,955)	(20.5)%
Investment securities	1,616	1,835	(219)	(11.9)
Other	12	112	(100)	(89.3)
Total interest income	9,193	11,467	(2,274)	(19.8)
Interest expense:
Deposits	3,513	4,779	(1,266)	(26.5)
Other borrowings	547	879	(332)	(37.8)
Total interest expense	4,060	5,658	(1,598)	(28.2)
Net interest income before provision for loan losses	5,133	5,809	(676)	(11.6)
Provision for loan losses	2,445	971	1,474	151.8
Net interest income after provision for loan losses	2,688	4,838	(2,150)	(44.4)
Noninterest income:
Deposit fee income	1,328	1,344	(16)	(1.2)
Earnings on life insurance policies	200	191	9	4.7
Gain on sale of loans	152	91	61	67.0
Other	359	422	(63)	(14.9)
Total noninterest income	2,039	2,048	(9)	(0.4)
Noninterest expenses:
Salaries and employee benefits	2,845	3,244	(399)	(12.3)
Real estate owned, net	1,085	269	816	303.4
FDIC insurance premium	687	108	579	536.1
Advertising and public relations	91	218	(127)	(58.3)
Other	1,848	1,809	39	2.2
Total noninterest expenses	6,556	5,648	908	16.1
Income (loss) before income taxes	(1,829)	1,238	(3,067)	(247.7)
Income tax provision (benefit)	(892)	229	(1,121)	(489.5)
Net income (loss)	(937)	1,009	(1,946)	(192.9)
Preferred stock dividends and accretion of preferred stock discount	222	—	222	—
Net income (loss) available to common shareholders	$(1,159)	$1,009	$(2,168)	(214.9)%

Basic earnings (loss) per common share	$(0.24)	$0.21	$(0.45)	(214.3)%
Diluted earnings (loss) per common share	$(0.24)	$0.21	$(0.45)	(214.3)%

Interest rate spread	2.79%	3.14%
Net interest margin	2.86%	3.15%

Average full-time equivalents	280	303

Full-service offices	20	19

The table below presents a comparison of results of operations for the six months ended June 30, 2009 and 2008 (dollars in thousands). Specific changes in captions are discussed in the sections which follow the table.

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2009	2008	2009 vs 2008	2009 vs 2008
Interest income:
Loans receivable	$15,120	$19,495	$(4,375)	(22.4)
Investment securities	3,180	3,228	(48)	(1.5)
Other	16	280	(264)	(94.3)
Total interest income	18,316	23,003	(4,687)	(20.4)
Interest expense:
Deposits	7,293	10,347	(3,054)	(29.5)
Other borrowings	1,192	1,782	(590)	(33.1)
Total interest expense	8,485	12,129	(3,644)	(30.0)
Net interest income before provision for loan losses	9,831	10,874	(1,043)	(9.6)
Provision for loan losses	5,966	2,499	3,467	138.7
Net interest income after provision for loan losses	3,865	8,375	(4,510)	(53.9)
Noninterest income:
Deposit fee income	2,520	2,555	(35)	(1.4)
Earnings on life insurance policies	398	1,562	(1,164)	(74.5)
Gain on sale of loans	300	266	34	12.8
Other	728	870	(142)	(16.3)
Total noninterest income	3,946	5,253	(1,307)	(24.9)
Noninterest expenses:
Salaries and employee benefits	5,813	6,632	(819)	(12.4)
Real estate owned, net	1,480	698	782	112.0
FDIC insurance premium	928	127	801	630.7
Advertising and public relations	202	560	(358)	(63.9)
Other	3,983	3,703	280	7.6
Total noninterest expenses	12,406	11,720	686	5.9
Income before income taxes	(4,595)	1,908	(6,503)	(340.8)
Income tax provision (benefit)	(2,156)	(188)	(1,968)	(1,046.8)
Net income (loss)	(2,439)	2,096	(4,535)	(216.4)
Preferred stock dividends and accretion of preferred stock discount	284	—	284	—
Net income (loss) available to common shareholders	$(2,723)	$2,096	$(4,819)	(229.9)%

Basic earnings per share	$(0.56)	$0.43	$(0.99)	(230.2)%
Diluted earnings per share	$(0.56)	$0.43	$(0.99)	(230.2)%

Interest rate spread	2.71%	2.94%
Net interest margin	2.75%	2.97%

Average full-time equivalents	285	304

Full-service offices	20	19

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

Interest Income.  The decrease in interest income for the three and six month comparative periods was primarily due to a decrease in the average yield earned on loans receivable, as well as a decrease in the average balance of loans receivable.  These decreases were slightly offset by an increase in the average balance of investment securities.  The decrease in the average yield earned on loans receivable was due to decreases in market interest rates and an increase in the level of nonaccrual loans.  The level of nonaccrual loans and other nonperforming assets will continue to negatively impact interest income, interest rate spread, and net interest margin.  The average balance of loans receivable decreased due to repayments and maturities as well as a decrease in loan originations.

Interest Expense.   The decrease in interest expense for the three and six month comparative periods was primarily due to a decrease in the average rates paid on deposits and other borrowings as well as a decrease in the related average balances.  The decrease in the average rates paid on deposit accounts and other borrowings reflects decreases in market interest rates.

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

The provision for loan losses increased $1.5 million to $2.4 million for the quarter ended June 30, 2009 compared to $971,000 for the quarter ended June 30, 2008 and increased $3.5 million to $6.0 million for the six months ended June 30, 2009 compared to $2.5 million for the same period ended June 30, 2008.  The increase in the provision for loan losses was primarily due to increases in total nonaccrual loans and in the loss factors used in certain allowance categories and an increase in specific loan loss allowances recorded during the three and six months ended June 30, 2009, in each respect due to deteriorating economic conditions.

Noninterest Income.  The decrease in other noninterest income for the six month comparative period in 2009 was primarily due to $1.2 million in nonrecurring earnings on life insurance policies due to a death benefit claim recorded during the quarter ended March 31, 2008.

NONINTEREST EXPENSE

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008
Salaries	$2,404	$2,539	$(135)	$4,871	$5,181	$(310)
Payroll taxes	210	217	(7)	439	472	(33)
Insurance	156	167	(11)	314	338	(24)
401(k)(1)	—	79	(79)	38	157	(119)
Defined benefit plan contribution	39	196	(157)	77	391	(314)
Other	36	46	(10)	74	93	(19)
Total	$2,845	$3,244	$(399)	$5,813	$6,632	$(819)

(1) Represents Company matching contributions on the 401(k) plan.  Effective February 16, 2009, the Company discontinued its matching contributions to the 401(k) plan.

The decrease in salaries and benefits was primarily due to a reduction in full time equivalents as well as a change in the benefit formula related to the defined benefit plan and cessation of the Company’s 401(k) matching contribution in February 2009.

Real Estate Owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008
Loss provisions	$552	$87	$465	$715	$316	$399
Net loss (gain) on sales	254	(25)	279	233	28	205
Taxes and insurance	138	169	(31)	322	279	43
Other	141	38	103	210	75	135
Total	$1,085	$269	$816	$1,480	$698	$782

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

FDIC Insurance Premium.  FDIC insurance increased during the three and six month comparison periods due to assessment credits which were available to partially offset FDIC premium expense in the first quarter of 2008 as well as due to an increase in the premium rate for 2009.  Further, in the second quarter of 2009, the FDIC imposed a five basis point special assessment, which resulted in additional expense of $350,000 in that period.  FDIC premium expense is expected to continue to increase.  We anticipate that FDIC premiums for the third and fourth quarters of 2009 will be approximately $225,000 and $225,000 higher than the same periods in 2008, respectively, due to an increase in premium rates compared to the same periods in 2008.

Income Taxes.  The income tax benefit increased primarily due to the net taxable loss position for the six months ended June 30, 2009.

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

At June 30, 2009, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At June 30, 2009, the Company had no interests in non-consolidated special purpose entities.

At June 30, 2009, commitments included:

•      total approved commitments to originate or purchase loans amounting to $3.7 million;

•      rate lock agreements with customers of $9.1 million, all of which have been locked with an investor;

•      funded mortgage loans committed to sell of $3.5 million;

•      unadvanced portion of construction loans of $9.6 million;

•      unused lines of credit of $18.7 million;

•      outstanding standby letters of credit of approximately $3.7 million;

•      total predetermined overdraft protection limits of $15.0 million; and

•      certificates of deposit scheduled to mature in one year or less totaling $292.8 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $9.1 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at June 30, 2009.

Historically, a very small percentage of predetermined overdraft limits have been used.  At June 30, 2009, overdrafts of accounts with Bounce ProtectionTM represented usage of 3.2% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits is not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas and the Federal Reserve Bank of St. Louis (“FRB”).    During the first six months of 2009, the use of FHLB and FRB borrowings decreased by $18.4 million or 20.0%.  The Bank uses U.S. government agency investment securities and eligible one- to four-family loans as collateral for FHLB advances and commercial real estate and U.S. government agency investment securities as collateral for FRB borrowings.  The Bank’s borrowing capacity is based on the amount of securities and loans pledged to the FHLB and FRB.  The Bank may transfer additional collateral to provide additional borrowing capacity if needed.  Currently, the Bank may borrow only short-term FHLB advances with maturities up to thirty days.   At June 30, 2009, the Bank had short-term funds availability of approximately $108.6 million or 13.8% of assets consisting of borrowing capacity at the FRB and FHLB, unpledged investment securities, and overnight funds.  The Bank anticipates it will continue to rely primarily on deposits, loan repayments and repayments of its investment securities to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources.

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

For the quarters ended June 30, 2009 and 2008, the Company declared dividends of $0.01 and $0.16 per share, respectively.  The determination of future dividends on the Company’s common stock will depend on conditions existing at that time with consideration given to the Company’s earnings, capital, and liquidity needs.  See Note 4 to the unaudited consolidated financial statements for further information regarding dividend restrictions.

As of June 30, 2009, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank was considered well-capitalized under the regulatory framework for prompt corrective action.  At June 30, 2009, the Bank’s tangible, core and risk-based capital ratios amounted to 10.80%, 10.80% and 16.60%, respectively.  As a result of the current difficult economic environment and the uncertainties surrounding the timing of an economic recovery, the Bank has agreed with its primary regulator, the Office of Thrift Supervision, to maintain a core capital ratio of at least five percent and a risk-based capital ratio of at least ten percent.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2008.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s increased level of nonperforming assets continued to impact the level of net interest income during both the three months ended March 31, 2009 and June 30, 2009.  Correspondingly, the Bank’s net interest margin decreased from 3.19% for the three months ended December 31, 2008 to 2.65% for the three months ended March 31, 2009.  The margin for the three months ended June 30, 2009 was 2.86% which represents an improvement over the first quarter’s net interest margin. Both the first and second quarter’s net interest margin was negatively impacted by the deferral of previous period accrued interest of approximately $400,000 in the first quarter and approximately $220,000 in the second quarter.  With the level of maturing certificates of deposits repricing to lower rates in the third quarter, management anticipates an improvement in the net interest margin in the third quarter of 2009.   Although management does not anticipate a significant increase in nonaccrual loans, further deferrals of current and previous period interest on any new nonaccrual loans could offset any improvement in the net interest margin gained from lower deposit costs.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Part II

Item 1.             Legal Proceedings

On June 22, 2009, a lawsuit was filed in the Circuit Court of Benton County, Arkansas, Civil Division, Docket No. CIV2009-1936-3 styled Pinnacle Hills Hotel Group, LLC, Landsite Acquisitions, LLC, Basic Construction, Inc., and Gary Combs vs. First Federal Bank of Harrison.  The limited liability plaintiffs are direct or indirect affiliates of Gary Combs, a commercial and residential developer who is a resident of Washington County, Arkansas.  According to the complaint, the plaintiffs are borrowers and/or guarantors of certain loans made to the various borrowers and secured by a mortgage on property in Washington County, Arkansas and a mortgage secured by property in Benton County, Arkansas.  The complaint alleges that the Bank has breached its agreement with Combs to provide financing, wrongfully shared details of a project with a third party, disseminated proprietary information, among other allegations.  The plaintiffs seek damages under the complaint in the amount of $16 million.  The Company believes that the allegations of the complaint are wholly without merit.

Neither the Company nor the Bank is involved in any other pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.         Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any securities during the second quarter of 2009.  The Company is in its 19th announced repurchase program, which was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006.  Total shares approved to be purchased in this program are 245,197 of which 214,587 have been purchased as of June 30, 2009.  All treasury stock purchases are made under publicly announced repurchase programs.  The repurchase program is currently suspended.

Item 3.             Defaults Upon Senior Securities

Not applicable.

Item 4.             Submission of Matters to a Vote of Security Holders

On April 28, 2009, the Corporation held an annual meeting of stockholders for the following purposes:

(1)         To elect two directors for a term of three years; and

(2)         To ratify the appointment by the Board of Directors of Deloitte & Touche LLP as the Corporation’s independent auditors for the year ending December 31, 2009.

(3)         To approve on a non-binding advisory basis the compensation of the Company’s named executive officers

The results of the voting are set forth below:

Proposal One (Election of Directors):

NAME	FOR	AGAINST/ WITHHELD	NOT VOTED
Jeffrey L. Brandt	4,030,091	187,106	629,588
John P. Hammerschmidt	4,194,639	22,558	629,588

Proposal Two (Ratification of Auditors):

FOR	AGAINST	ABSTAIN	NOT VOTED
4,201,630	13,247	2,320	629,588

Proposal Three (Compensation Approval):

FOR	AGAINST	ABSTAIN	NOT VOTED
4,036,079	160,641	20,477	629,588

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: August 7, 2009	By:	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date: August 7, 2009	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and Chief Accounting Officer