Form 10-Q
period 2009-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2009-11-23
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 23, 2009, there were issued and outstanding 4,846,785 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

		Page
	Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2009 and December 31, 2008 (unaudited)	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2009 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

Part I.  Financial Information

Item 1.  Financial Statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$7,946	$9,367
Investment securities held to maturity	130,228	136,412
Federal Home Loan Bank stock	3,657	4,825
Loans receivable, net of allowance of $41,372 and $6,441	503,198	566,537
Loans held for sale	1,522	1,586
Accrued interest receivable	4,419	6,701
Real estate owned, net	27,971	22,385
Office properties and equipment, net	23,882	24,694
Cash surrender value of life insurance	21,022	20,412
Deferred tax asset, net	13,884	1,105
Prepaid expenses and other assets	847	1,148

TOTAL ASSETS	$738,576	$795,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$603,992	$618,003
Other borrowings	68,179	92,212
Advance payments by borrowers for taxes and insurance	631	810
Other liabilities	2,437	11,030
Total liabilities	675,239	722,055

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 16,500 shares issued and outstanding at September 30, 2009 and none outstanding at December 31, 2008	$16,178	$—
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 4,846,785 shares outstanding at September 30, 2009 and December 31, 2008	103	103
Additional paid-in capital	56,986	56,627
Retained earnings-substantially restricted	60,688	87,005
	133,955	143,735
Treasury stock, at cost, 5,460,717 shares at September 30, 2009 and December 31, 2008	(70,618)	(70,618)
Total stockholders’ equity	63,337	73,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$738,576	$795,172

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

INTEREST INCOME:
Loans receivable	$6,988	$8,601	$22,109	$28,096
Investment securities:
Taxable	1,443	1,540	4,164	4,392
Nontaxable	259	203	718	579
Other	2	107	17	387
Total interest income	8,692	10,451	27,008	33,454

INTEREST EXPENSE:
Deposits	3,102	4,224	10,396	14,572
Other borrowings	449	931	1,641	2,711
Total interest expense	3,551	5,155	12,037	17,283

NET INTEREST INCOME	5,141	5,296	14,971	16,171

PROVISION FOR LOAN LOSSES	30,196	1,611	36,161	4,110

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(25,055)	3,685	(21,190)	12,061

NONINTEREST INCOME:
Deposit fee income	1,396	1,471	3,916	4,027
Earnings on life insurance policies	213	198	610	1,760
Gain on sale of loans	155	51	454	317
Other	345	493	1,074	1,362
Total noninterest income	2,109	2,213	6,054	7,466

NONINTEREST EXPENSES:
Salaries and employee benefits	2,890	3,085	8,703	9,717
Net occupancy expense	705	672	2,045	1,957
Real estate owned, net	4,537	509	6,017	1,207
FDIC insurance premium	328	127	1,256	254
Data processing	370	378	1,116	1,065
Professional fees	330	126	806	399
Advertising and public relations	92	188	294	748
Postage and supplies	158	200	542	621
Other	485	481	1,521	1,518
Total noninterest expenses	9,895	5,766	22,300	17,486

INCOME (LOSS) BEFORE INCOME TAXES	(32,841)	132	(37,436)	2,041
INCOME TAX BENEFIT	(9,614)	(86)	(11,770)	(273)
NET INCOME (LOSS)	$(23,227)	$218	$(25,666)	$2,314
PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK DISCOUNT	222	—	506	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(23,449)	$218	$(26,172)	$2,314

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(4.84)	$0.05	$(5.40)	$0.48

Diluted	$(4.84)	$0.05	$(5.40)	$0.48

Cash Dividends Declared	$0.01	$0.16	$0.03	$0.48

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In thousands, except share data)

(Unaudited)

						Retained
					Additional	Earnings			Total
	Preferred Stock		Common Stock		Paid-In	(Substantially	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Restricted)	Shares	Amount	Equity

Balance, January 1, 2009	—	$—	10,307,502	$103	$56,627	$87,005	5,460,717	$(70,618)	$73,117
Net loss						(25,666)			(25,666)
Issuance of 16,500 shares of preferred stock and a warrant to purchase 321,847 shares of common stock	16,500	16,142			358				16,500
Preferred stock dividends						(470)			(470)
Accretion of preferred stock discount		36				(36)			—
Stock compensation					1				1
Dividends paid, $0.03 per common share						(145)			(145)

Balance, September 30, 2009	16,500	$16,178	10,307,502	$103	$56,986	$60,688	5,460,717	$(70,618)	$63,337

See notes to unaudited consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$(25,666)	$2,314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	36,161	4,110
Provision for real estate losses	4,410	480
Deferred tax benefit	(15,945)	(714)
Deferred tax asset valuation allowance	3,166	—
Accretion of discounts on investment securities, net	(80)	(58)
Federal Home Loan Bank stock dividends	(10)	(108)
Gain on disposition of office properties and equipment, net	—	(19)
Loss on sale of repossessed assets, net	875	207
Deferred gains on real estate owned	(2)	—
Originations of loans held for sale	(34,988)	(20,026)
Proceeds from sales of loans held for sale	35,506	22,853
Gain on sale of loans originated to sell	(454)	(317)
Depreciation	1,118	1,102
Amortization of deferred loan costs, net	300	280
Stock compensation expense	1	18
Earnings on life insurance policies	(610)	(580)
Changes in operating assets and liabilities:
Accrued interest receivable	2,282	1,739
Prepaid expenses and other assets	296	472
Other liabilities	297	655
Net cash provided by operating activities	6,657	12,408

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(120,575)	(113,030)
Proceeds from maturities/calls of investment securities held to maturity	117,844	77,051
Federal Home Loan Bank stock redeemed	1,178	—
Federal Home Loan Bank Stock purchased	—	(261)
Loan participations sold	—	4,045
Loan participations purchased	(2,035)	(1,966)
Net loan repayments	16,522	13,224
Proceeds from sales of repossessed assets	1,679	2,796
Improvements to real estate owned	(152)	(436)
Proceeds from sales of office properties and equipment	—	30
Purchases of office properties and equipment	(306)	(1,811)
Net cash provided by (used in) investing activities	14,155	(20,358)

FINANCING ACTIVITIES:
Net decrease in deposits	(14,011)	(17,842)
Advances from FHLB	—	41,000
Repayment of advances from FHLB	(33,229)	(28,945)
Short-term FHLB advances, net	18,875	—
Net increase (decrease) in Federal Reserve Bank advances	(9,679)	3,000
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(179)	115
Proceeds from issuance of preferred stock and related common stock warrant	16,500	—
Reissued treasury stock	—	46
Preferred dividends paid	(365)	—
Dividends paid, common shares	(145)	(2,327)
Net cash used in financing activities	(22,233)	(4,953)

Net decrease in cash and cash equivalents	(1,421)	(12,903)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008

CASH AND CASH EQUIVALENTS:
Beginning of period	$9,367	$27,387
End of period	$7,946	$14,484

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$12,564	$17,412
Income taxes	$1,044	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$14,086	$17,349
Loans to facilitate sales of real estate owned	$2,100	$5,071
Investment securities traded, recorded in investments not yet settled in cash	$—	$3,000
Preferred stock dividends accrued, not paid	$105	$—

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

The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, contained in the Company’s 2008 Annual Report to Stockholders.

Note 2 – Recently Adopted Accounting Standards

On June 29, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification (“ASC 105”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Bank adopted this statement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Bank’s consolidated financial statements.

We adopted Accounting Standards Codification (“ASC”) 815-10, formerly Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, as of January 1, 2009. The objective of this Statement is to provide enhanced disclosures about derivative instruments and related hedging items. This Statement did not have an impact on the Company’s financial statements.

We adopted ASC 805-10, formerly SFAS No. 141R, Business Combinations, as of January 1, 2009. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Based on our current activities, the adoption of this Statement did not have an effect on the financial statements of the Company.

We adopted ASC 855-10, formerly FASB Statement 165, Subsequent Events, effective for financial statements issued for periods ending after June 15, 2009.  This Statement addresses events that occur after the balance sheet date but before the issuance of the financial statements, distinguishes which subsequent events that should be recognized in the financial statements, which nonrecognized events require disclosure and requires the disclosure of the date through which subsequent events were evaluated.  See note 12 for disclosure.

On April 9, 2009, the FASB issued ASC 825-10, formerly FASB Staff Position FAS No. 107-1 and Accounting Principles Bulletin 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amended FASB No 107, Disclosures about Fair Value of Financial Instruments and is effective for financial statements issued for interim periods ending after June 15, 2009.  The Statement was amended to require that the existing annual fair value disclosure requirements under Disclosures about Fair Value of Financial Instruments be expanded to interim periods.  This statement was adopted in the second quarter of 2009. See note 10 for disclosure.

On April 9, 2009, the FASB issued ASC 320-10, formerly FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective for financial statements issued for interim periods ending after June 15, 2009.  The statement was amended to make significant changes to the Other Than Temporary Impairment (“OTTI”) assertions made related to debt securities. The FSP also provided for additional interim disclosures related to OTTI on debt securities.  These Statements did not have a material effect on the financial statements of the Company.

On April 9, 2009, the FASB issued ASC 820-10, formerly FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), effective for financial statements issued for interim periods ending after June 15, 2009.  The FSP provides additional guidance on determining fair value in inactive markets for financial assets under Fair Value Measurements.  This Statement did not have a material effect on the financial statements of the Company.

Note 3 – Accounting Standards Issued Not Yet Effective

On June 12, 2009, the FASB issued ASC 860, formerly FAS 166, Accounting for Transfers of Financial Assets, which is a revision to ASC 860, formerly FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The statement also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. It will be effective for financial statements issued for interim and annual periods ending after November 15, 2009.  Earlier application is prohibited. The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date. The Bank will adopt on January 1, 2010, as required. Management has not determined the impact adoption may have on the Bank’s consolidated financial statements.

On June 12, 2009, the FASB issued ASC 860, formerly FAS 167, Amendments to FASB Interpretation No. 46(R) which will change the way entities account for securitizations and special-purpose entities. The statement is a revision to ASC 810, formerly FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It will be effective for financial statements issued for interim and annual periods ending after November 15, 2009.  Earlier application is prohibited. The Bank will adopt on January 1, 2010, as required. Management has not determined the impact adoption may have on the Bank’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which supplements and amends the guidance in ASC 820 on how to measure the fair value of liabilities.  Alternative valuation methods and a hierarchy are outlined in the update.  ASU 2009-05 also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. ASU 2009-05 is effective as of October 1, 2009. Management does not believe the adoption of ASU 2009-05 will have a material effect on the financial statements of the Company.

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

Note 5 - Earnings per Common Share

The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic weighted - average common shares	4,846,785	4,848,385	4,846,785	4,848,356
Effect of dilutive securities	—	—	—	647
Diluted weighted - average common shares	4,846,785	4,848,385	4,846,785	4,849,003

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 17,242 options outstanding for the three and nine months ended September 30, 2009, which were antidilutive. In addition, the calculation excludes the Warrant to purchase 321,847 shares of common stock outstanding for the three and nine month periods ended September 30, 2009, which was antidilutive.

Note 6 – Investment Securities

Investment securities consisted of the following (in thousands):

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$23,191	$493	$(111)	$23,573
U.S. Government and Agency obligations	107,037	249	(824)	106,462

Total	$130,228	$742	$(935)	$130,035

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$19,565	$75	$(599)	$19,041
U.S. Government and Agency obligations	116,847	233	(66)	117,014

Total	$136,412	$308	$(665)	$136,055

The following tables summarize the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$198	$2	$2,622	$109	$2,820	$111
U.S. Government and Agency obligations	52,163	824	—	—	52,163	824

	$52,361	$826	$2,622	$109	$54,983	$935

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$5,493	$171	$3,926	$428	$9,419	$599
U.S. Government and Agency obligations	15,503	66	—	—	15,503	66

	$20,996	$237	$3,926	$428	$24,922	$665

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

The Company has pledged investment securities held to maturity with carrying values of approximately $53.6 million at September 30, 2009, and $76.4 million at December 31, 2008 as collateral for certain deposits in excess of $250,000.

The scheduled maturities of debt securities at September 30, 2009, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized	Fair
	Cost	Value

Within one year	$425	$431
Due from one year to five years	2,100	2,083
Due from five years to ten years	10,271	10,290
Due after ten years	117,432	117,231

Total	$130,228	$130,035

As of September 30, 2009 and December 31, 2008, investments with carrying values of approximately $123.1 million and $135.8 million, respectively, have call options held by the issuer, of which approximately $97.1 million and $124.8 million, respectively, are or were callable within one year.

Note 7 – Impaired Loans

Impaired loans consisted of the following as of the dates indicated (in thousands):

	September 30, 2009	December 31, 2008

Impaired loans with valuation allowance	$44,016	$5,102
Impaired loans without a valuation allowance	11,543	4,815
Total impaired loans	55,559	9,917

Specific valuation allowances	(16,263)	(1,573)
Impaired loans, net of specific valuation allowances	$39,296	$8,344

Nonaccrual loans, net of specific valuation allowances	$45,922	$22,503

Note 8 – Allowances for Loan and Real Estate Losses

A summary of the activity in the allowances for loan and real estate losses is as follows for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$11,924	$—	$5,215	$—

Provisions for estimated losses	30,196	3,694	1,611	164
Recoveries	64	—	242	—
Losses charged off	(812)	(211)	(246)	(164)

Balance—end of period	$41,372	$3,483	$6,822	$—

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$6,441	$—	$5,162	$—

Provisions for estimated losses	36,161	4,410	4,110	480
Recoveries	819	—	436	—
Losses charged off	(2,049)	(927)	(2,886)	(480)

Balance—end of period	$41,372	$3,483	$6,822	$—

The allowance for loan losses as of September 30, 2009 and 2008 includes general valuation allowances of $21.1 million and $3.1 million, respectively, and specific valuation allowances of $20.3 million and $3.7 million, respectively.  The provision for loan losses increased between the periods listed above primarily due to increases in total nonaccrual loans and in the loss factors used in certain allowance categories, as well as an increase in specific loan loss allowances, in each respect due to deteriorating economic conditions.

Note 9 – Income Taxes

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2009	September 30, 2008

Income tax provision (benefit):
Current:
Federal	$999	$457
State	10	(17)
Total current	1,009	440

Deferred:
Federal	(13,247)	(581)
State	(2,698)	(132)
Valuation allowance	3,166	—
Total deferred	(12,779)	(713)

Total	$(11,770)	$(273)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2009		2008

Taxes at statutory rate	$(12,728)	34.0%	$694	34.0%
Increase (decrease) resulting from:
State income tax—net	(1,748)	4.7	(98)	(4.8)
Valuation allowance	3,166	(8.5)	—	—
Earnings on life insurance policies	(207)	0.5	(598)	(29.3)
Nontaxable investments	(231)	0.6	(175)	(8.6)
Other—net	(22)	0.1	(96)	(4.7)

Total	$(11,770)	31.4%	$(273)	(13.4)%

The Company’s net deferred tax asset account was comprised of the following (in thousands):

	September 30, 2009	December 31, 2008

Deferred tax assets:
Allowance for loan losses	$15,841	$2,466
Real estate owned	2,497	360
Other	246	14
Total deferred tax assets	18,584	2,840
Valuation allowance	(3,166)	—
Deferred tax asset, net of valuation allowance	15,418	2,840

Deferred tax liabilities:
Office properties	(921)	(919)
Federal Home Loan Bank stock	(426)	(559)
Pension plan contribution	(17)	(106)
Prepaid expenses	(153)	(151)
Other	(17)	—
Total deferred tax liabilities	(1,534)	(1,735)

Deferred tax asset, net	$13,884	$1,105

Since December 31, 2008, the Company’s deferred tax asset has increased significantly, primarily due to additions to the allowance for loan losses.  For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized unless it is “more likely than not” that a deferred tax asset will be realized. Our assessment of the likelihood of realization of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes a significant loss in the current year as well as general business and economic trends.  At September 30, 2009, we determined that a valuation allowance relating to the state portion of our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, a valuation allowance of $3.2 million at September 30, 2009 was recorded to offset the state deferred tax asset.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at September 30, 2009 and December 31, 2008. Payment of dividends to shareholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2006 and forward.  The Company’s 2007 federal income tax return was subject to a limited scope examination by the Internal Revenue Service during the first quarter of 2009.  As a result of the examination, the Company was assessed approximately $45,000, including interest, for the 2007 tax year.

Note 10 – Fair Value Measurement

Effective January 1, 2008, the Bank adopted ASC 820, formerly SFAS 157, Fair Value Measurement, which provides a framework for measuring fair value and defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at September 30, 2009 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Impaired loans at September 30, 2009 were $55.6 million. Based on this evaluation, the Company maintains specific valuation allowances of $16.3 million at September 30, 2009 for such impaired loans.

REO, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  REO at September 30, 2009 was $28.0 million. During the nine months ended September 30, 2009, charge-offs to the allowance for loan losses related to loans that were transferred to REO were $1.3 million on transfers to REO of $15.9 million.  Write downs related to REO that were charged to expense were $4.4 million for the nine months ended September 30, 2009.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2009:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$39,296	$—	$—	$39,296
REO, net (1)	28,922	—	—	28,922
	$68,218	$—	$—	$68,218

(1)        Amounts listed reflect fair value measurements of the properties before deducting estimated costs to sell.

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

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$7,946	$7,946	$9,367	$9,367
Investment securities—held to maturity	130,228	130,035	136,412	136,055
Federal Home Loan Bank stock	3,657	3,657	4,825	4,825
Loans receivable—net	503,198	509,387	566,537	579,627
Loans held for sale	1,522	1,522	1,586	1,586
Cash surrender value of life insurance	21,022	21,022	20,412	20,412
Accrued interest receivable	4,419	4,419	6,701	6,701
Commitments	26	26	14	14

LIABILITIES:
Deposits:
Checking, money market and savings accounts	233,656	233,656	231,509	231,509
Certificates of deposit	370,336	374,364	386,494	390,638
Other borrowings	68,179	69,163	92,212	94,114
Accrued interest payable	383	383	910	910
Advance payments by borrowers for taxes and insurance	631	631	810	810
Commitments	26	26	14	14

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 11 – Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Given the current banking environment, regulatory agencies are increasingly addressing issues with formal enforcement actions.  Imposition of such an action could preclude the Bank from being considered well-capitalized and restrict or prohibit certain activities by the Bank.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of September 30, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2009:

Tangible Capital to Tangible Assets	$51,824	7.11%	$10,927	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	51,824	7.11%	36,424	5.00%	$36,424	5.00%

Total Capital to Risk-Weighted Assets	58,309	11.56%	50,428	10.00%	50,428	10.00%

Tier I Capital to Risk-Weighted Assets	51,824	10.28%	N/A	N/A	30,257	6.00%

As of December 31, 2008:

Tangible Capital to Tangible Assets	$70,703	8.89%	$11,925	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	70,703	8.89%	31,799	4.00%	$39,748	5.00%

Total Capital to Risk-Weighted Assets	74,144	13.35%	44,436	8.00%	55,545	10.00%

Tier I Capital to Risk-Weighted Assets	70,703	12.73%	N/A	N/A	33,327	6.00%

Note 12 – Subsequent Events

Subsequent events have been evaluated through November 23, 2009, which is the date the financial statements were issued.  On November 19, 2009, the members of the board of directors of the Company and the Bank received written notification from the OTS of directives to address issues that arose in the Company’s and Bank’s most recent regulatory examinations. The directives became effective upon receipt.  The directives require the Company and the Bank to, among other things, obtain the prior written notice of non-objection of the OTS in order to (i) make or declare any dividends or payments on their outstanding securities; (ii) renew, extend or revise any contractual arrangement related to compensation or benefits of any director or executive officer, including change in control and severance payments; and (iii) increase the Company’s debt position. The directives also require that the Company and Bank notify the OTS at least 30 days in advance of the proposed addition of any individual to the board of directors, the employment of any individual as a senior executive officer or the change in responsibilities of any senior executive officer. Further, the directives restrict the Company and Bank from making any golden parachute payment, including severance and change in control payments, except as permitted in limited circumstances by applicable OTS regulations.

The directives issued to the Bank also require the Bank to obtain the prior written notice of non-objection of the OTS in order to (i) engage in certain transactions with affiliates or insiders; (ii) enter into any third-party contracts outside of the normal course of business; (iii) make, purchase, modify, renew, extend, refinance, or commit to make, purchase, modify, renew, refinance, or extend any commercial real estate loan exceeding $1,000,000; (iv) engage in any new activities, lending, or services in which the Bank was not actively engaged prior to the issuance of the directives; (v) open any agency, branch, or loan production office; and (vi) accept, renew or rollover any brokered deposits.

In addition, the directives also set forth certain limitations and restrictions on the Bank and its business. For a further discussion of the directives and the related limitations and restrictions, see Part II, Item 5. Other Information contained herein.

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

The Bank is a federally chartered stock savings and loan association that was formed in 1934.  First Federal conducts business from its main office and nineteen full-service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. The Bank’s lending activities are currently restricted as a result of directives from the OTS which became effective November 19, 2009.  For a further discussion of the directives and the related limitations and restrictions, see Part II, Item 5. Other Information contained herein. Other financial services include investment products offered through First Federal Investment Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, e-statements, bill payment and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

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

The Company recorded a net loss of $23.2 million for the third quarter of 2009 compared to net income of $218,000 during the third quarter of 2008.  For the nine months ended September 30, 2009, net loss totaled $25.7 million compared to net income of $2.3 million for the first nine months of 2008.  The decreases in net income for both the three month and nine month comparative periods were primarily due to an increase in the provision for loan losses and increases in real estate owned expenses and FDIC insurance premiums.  The Company’s net loss available to common shareholders was $4.84 per common share for the quarter ended September 30, 2009 compared to net income of $0.05 per common share for the quarter ended September 30, 2008.  The Company’s net loss available to common shareholders was $5.40 per common share for the nine months ended September 30, 2009 compared to net income of $0.48 per common share for the nine months ended September 30, 2008.

The Company’s business activities and credit exposures are concentrated in Northwest Arkansas and the surrounding region which is subject to a weak housing market and an oversupply of residential real estate, including developed and undeveloped land and residential development projects.  The continued recessionary forces in the Company’s market area have had a negative impact on the Company’s financial condition and results of operations.  Nonaccrual loans, net of specific valuation allowances, have increased from $22.5 million at December 31, 2008 to $45.9 million at September 30, 2009 and, over the same period, total nonperforming assets have increased from $53.8 million or 6.8% of total assets to $75.1 million or 10.2% of the total assets.  The level of nonperforming assets has and will continue to have an adverse effect on interest income, the provision for loan losses, noninterest expenses and net income as well as the Company’s interest rate spread and net interest margin.  The Company has devoted substantial resources toward the resolution of delinquent and nonperforming assets and, with respect to its REO properties, has committed an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market.  The Company will continue to be proactive in taking steps to contain and reduce its nonperforming assets and minimize the negative impact on its financial condition and results of operations in future periods.

The Company and the Bank are subject to certain limitations and restrictions on their business as a result of certain directives from the OTS which became effective November 19, 2009.  For a further discussion of the directives and the related limitations and restrictions, see Part II, Item 5. Other Information contained herein.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, valuation of real estate owned and the deferred tax asset and the methodology for the determination of our allowance for loan losses, due to the judgments, estimates and assumptions inherent in those policies are critical to the preparation of our financial statements.  These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the notes to the unaudited financial statements included herein.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our financial condition or results of operations.

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan portfolio.  In the event the economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral-dependent, and for real estate owned, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.  During the third quarter of 2009, these factors significantly impacted our allowance for loan losses and real estate owned.

Our assessment of the likelihood of realization of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions.

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between September 30, 2009 and December 31, 2008 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	September 30,	December 31,	Increase	Percentage
	2009	2008	(Decrease)	Change
ASSETS
Cash and cash equivalents	$7,946	$9,367	$(1,421)	(15.2)%
Investment securities held to maturity	130,228	136,412	(6,184)	(4.5)
Federal Home Loan Bank stock	3,657	4,825	(1,168)	(24.2)
Loans receivable, net	503,198	566,537	(63,339)	(11.2)
Loans held for sale	1,522	1,586	(64)	(4.0)
Accrued interest receivable	4,419	6,701	(2,282)	(34.1)
Real estate owned, net	27,971	22,385	5,586	25.0
Office properties and equipment, net	23,882	24,694	(812)	(3.3)
Deferred tax asset, net	13,884	1,105	12,779	1,156.5
Prepaid expenses and other assets	21,869	21,560	309	1.4

TOTAL	$738,576	$795,172	$(56,596)	(7.1)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$603,992	$618,003	$(14,011)	(2.3)
Other borrowings	68,179	92,212	(24,033)	(26.1)
Other liabilities	3,068	11,840	(8,772)	(74.1)

Total liabilities	675,239	722,055	(46,816)	(6.5)

STOCKHOLDERS’ EQUITY	63,337	73,117	(9,780)	(13.4)

TOTAL	$738,576	$795,172	$(56,596)	(7.1)%

BOOK VALUE PER COMMON SHARE	$9.73	$15.09

COMMON EQUITY TO ASSETS	6.4%	9.2%

TOTAL EQUITY TO ASSETS	8.6%	9.2%

Loans Receivable.  Changes in loan composition between September 30, 2009 and December 31, 2008 are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase
	2009	2008	(Decrease)	% Change

One- to four-family residences	$238,705	$241,735	$(3,030)	(1.3)%
Home equity lines of credit and second mortgage	28,759	31,712	(2,953)	(9.3)
Multifamily	25,096	24,147	949	3.9
Commercial real estate	105,010	115,935	(10,925)	(9.4)
Land	50,844	50,510	334	0.7
Construction:
One- to four-family residences	8,388	8,450	(62)	(0.7)
Speculative one-to four-family residences	14,085	17,096	(3,011)	(17.6)
Multifamily	14,641	15,016	(375)	(2.5)
Commercial real estate	17,721	18,297	(576)	(3.1)
Land development	13,925	18,457	(4,532)	(24.6)
Total construction loans	68,760	77,316	(8,556)	(11.1)
Total mortgage loans	517,174	541,355	(24,181)	(4.5)

Commercial	16,292	21,922	(5,630)	(25.7)

Automobile	7,379	8,631	(1,252)	(14.5)
Other	12,459	12,291	168	1.4
Total consumer	19,838	20,922	(1,084)	(5.2)

Total loans receivable	553,304	584,199	(30,895)	(5.3)

Undisbursed loan funds	(8,881)	(11,750)	2,869	(24.4)
Deferred loan costs – net	147	529	(382)	(72.2)
Allowance for loan losses (1)	(41,372)	(6,441)	(34,931)	542.3

Loans receivable, net	$503,198	$566,537	$(63,339)	(11.2)

(1)          The allowance for loan losses at September 30, 2009 and December 31, 2008, is comprised of specific valuation allowances of $20.3 million and $2.9 million, respectively, and general valuation allowances of $21.1 million and $3.5 million, respectively.

The decrease in the Bank’s loan portfolio was primarily due to a decrease in loan originations due to continued softening of the housing market in the Bank’s market area and transfers of nonperforming loans to REO, net of loans to facilitate sales of REO as well as additional allowance for loan loss provision during the year. Market data indicates an overall decrease in home sales in Benton and Washington counties in 2008 and 2007 as well as the first three quarters of 2009.  Although the Northwest Arkansas region’s economy continues to experience population growth and a relatively good job market, ranking number 4 on Forbes’ magazine’s latest ranking of best metropolitan areas for business and careers and ranking number 2 on Forbes’ best cities for recession recovery, the supply of new residential lots and new speculative homes for sale continues to outpace demand.  We expect this trend to continue for the foreseeable future given the level of oversupply in the market.

Asset Quality.  The following table sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated (dollars in thousands).

	September 30, 2009
	Balance	% Loans	SVA(1)	Net(2)	% Assets
Nonaccrual Loans:
One- to four-family residential	$13,662	2.47%	$840	$12,822	1.74%
Home equity and second mortgage	1,951	0.35%	701	1,250	0.17%
Speculative one- to four-family construction	2,740	0.50%	474	2,266	0.31%
Multifamily residential	660	0.12%	500	160	0.02%
Land development	10,326	1.87%	4,364	5,962	0.81%
Land	25,359	4.58%	8,423	16,936	2.29%
Commercial real estate	7,721	1.40%	2,292	5,429	0.74%
Commercial loans	3,429	0.62%	2,456	973	0.13%
Consumer loans	335	0.06%	211	124	0.02%

Total nonaccrual loans	66,183	11.96%	20,261	45,922	6.22%

Accruing loans 90 days or more past due	1,177	0.21%	—	1,177	0.16%

Real estate owned	27,971		—	27,971	3.79%

Total nonperforming assets	95,331		20,261	75,070	10.16%

Performing restructured loans	5,823	1.05%	—	5,823	0.79%

Total nonperforming assets and performing restructured loans	$101,154		$20,261	$80,893	10.95%

	December 31, 2008
	Balance	% Loans	SVA(1)	Net(2)	% Assets
Nonaccrual Loans:
One- to four-family residential	$8,471	1.45%	$149	$8,322	1.05%
Home equity and second mortgage	927	0.16%	30	897	0.11%
Speculative one- to four-family construction	1,466	0.25%	5	1,461	0.18%
Multifamily residential	441	0.08%	—	441	0.06%
Land development	2,577	0.44%	1,057	1,520	0.19%
Land	2,537	0.43%	420	2,117	0.27%
Commercial real estate	6,702	1.14%	160	6,542	0.82%
Commercial loans	2,128	0.36%	964	1,164	0.15%
Consumer loans	170	0.03%	131	39	0.00%

Total nonaccrual loans	25,419	4.34%	2,916	22,503	2.83%

Accruing loans 90 days or more past due	8,961	1.53%	—	8,961	1.13%

Real estate owned	22,385		—	22,385	2.82%

Total nonperforming assets	56,765		2,916	53,849	6.77%

Performing restructured loans	1,886	0.32%	—	1,886	0.24%

Total nonperforming assets and performing restructured loans	$58,651		$2,916	$55,735	7.01%

(1)          Specific valuation allowances

(2)          Balances net of related specific valuation allowances.

The increase in net nonaccrual loans from $22.5 million at December 31, 2008 to $45.9 million at September 30, 2009 is primarily related to increases in nonaccrual land development loans, nonaccrual land loans and nonaccrual single family loans.  The increase in nonaccrual land and land development loans is primarily due to the addition of the nonaccrual loans indicated in the table below.   The significant nonaccrual land and land development loans at September 30, 2009 are listed in the table below (in thousands).

	Location	Date to Nonaccrual	Comments	Loan Balance	SVA	Net of SVA	Valuation Date	Source
Land Development
42 single family lots	Cave Springs, AR	3Q2007	(A)	$2,181	$1,141	$1,040	11/10/2009	(G)
52 single family lots and 25 acres of undeveloped land	Fayetteville, AR	1Q2009	(B)	4,590	870	3,720	11/10/2009	(G)
40 acres , proposed residential subdivision	Farmington, AR	3Q2009	(C)	3,413	2,353	1,060	10/27/2009	(G)
Other - one loan				142	—	142
				$10,326	$4,364	$5,962
Land
80 acres for future residential development	Fayetteville, AR	1Q2009	(D)	$3,810	$1,563	$2,247	10/27/2009	(H)
29 acres for future commercial development	Springdale, AR	1Q2009	(D)	3,200	1,171	2,029	10/26/2009	(H)
24 acres, commercial zoned	Lowell, AR	1Q2009	(D)	2,100	132	1,968	10/26/2009	(H)
96 single family lots	Fayetteville, AR	1Q2009	(E)	2,839	104	2,735	3/31/2009	(G)
2.49 acres commercial land	Rogers, AR	2Q2009	(F)	2,335	347	1,988	10/26/2009	(H)
60 acres, residential zoned	Fayetteville, AR	1Q2009	(B)	3,300	1,273	2,027	11/6/2009	(H)
35 acres, proposed residential subdivision	Fayetteville, AR	3Q2009	(C)	3,407	2,255	1,152	10/27/2009	(H)
Other - 20 loans under $1 million each				4,368	1,578	2,790
				$25,359	$8,423	$16,936

(A) –

This loan has been nonperforming for an extended period while the Bank exercised forbearance with the borrowers to allow them to market and maintain the property.  The Bank is currently foreclosing on the property.

(B) –

These two loans are related to the same borrower. The Bank recently financed the sale of a portion of the collateral/subdivision to a different developer who has started 10 homes, 3 of which are under contract. The balance set forth above reflects this sale. The borrowers are also negotiating with another party to purchase an additional portion of the collateral and are also considering construction of some single family residences. In addition, the borrowers are pursuing legal action against the party that originally contracted to purchase the entire subdivision and failed to perform on their contract. The Bank believes the subdivision is a viable concern and continues with reasonable and prudent workout efforts on this credit. The land loan was originated to finance completion costs on the subdivision. The land is currently being marketed for sale by the borrower.

(C) –

These two loans are related to the same borrower group. The Bank is currently working with the borrowers to assess the feasibility of continuing to develop the properties and at present is awaiting some key information for that determination.

(D) –	These loans are all related to the same borrower and all are in foreclosure.
(E) -	This loan is in foreclosure. This property is also the subject of litigation related to bonds that were sold without satisfying the first mortgage with the Bank.
(F) –	A deed in lieu of foreclosure was obtained in the fourth quarter of 2009 and the property was transferred to real estate owned at that time.
(G) –	Discounted cash flow
(H) –	Comparable sales

We expect a significant amount of the nonaccrual real estate loans to eventually migrate to real estate owned as $27.9 million of the nonaccrual real estate loans, net of specific valuation allowances of $8.0 million, are in bankruptcy or some stage of the foreclosure process as of September 30, 2009.  Therefore, we expect charge-offs, real estate owned and associated expenses to continue to increase in future periods as such loans migrate from loans to real estate owned.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated.

	September 30, 2009	December 31, 2008	Increase (Decrease)	Percentage Change
	(Dollars in Thousands)
Real estate owned
One- to four-family residential	$8,780	$3,436	$5,344	155.5%
Speculative one- to four-family construction(1)	1,656	4,310	(2,654)	(61.6)
Multifamily	554	—	554	—
Land(2)	11,838	13,314	(1,476)	(11.1)
Commercial real estate	5,143	1,325	3,818	288.2
Total real estate owned	$27,971	$22,385	$5,586	25.0%

(1)                        At September 30, 2009, $1.4 million of these properties were 100% complete.  The remaining property is 96% complete.

(2)                        At September 30, 2009, $8.8 million of the land balance represented 280 developed subdivision lots.  The remainder consisted primarily of unimproved land originally intended to be future phases of two subdivisions.

The land component of real estate owned is made up of the following at September 30, 2009 (in thousands):

		Date to real
	Location	estate owned	Balance	Valuation Date	Source

Land
35 single family lots	Pea Ridge, AR	12/30/2008	$654	11/9/2009	(1)
48 single family lots	Elm Springs, AR	10/21/2008	1,285	11/8/2009	(1)
110 single family lots	Springdale, AR	4/17/2008	3,847	11/8/2009	(1)
61 single family lots	Lowell, AR	5/30/2008	1,689	11/8/2009	(1)
30.7 acres for future residential development	Lowell, AR	5/30/2008	1,256	10/26/2009	(2)
63.3 acres for future residential development	Elm Springs, AR	10/21/2008	1,445	10/23/2009	(2)
10 single family lots	Farmington, AR	7/2/2009	593	4/13/2009	(2)
Other - 29 properties			1,069
			$11,838

(1) - Discounted cash flow

(2) - Comparable sales

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

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At September 30, 2009, the Bank had $111.3 million of classified assets, all of which were classified as substandard including $45.9 million of nonaccrual loans, $28.0 million of real estate owned, and $1.2 million of loans 90 days or more past due and still accruing.  Substandard loans include $36.2 million of loans not included in the nonperforming assets table.  Such loans have been reviewed and determined not to be impaired or if impaired, were estimated to have no loss.  As a result, such loans remained on accrual status at September 30, 2009.

In addition, at September 30, 2009, the Bank had $45.3 million of assets designated as special mention. Special mention assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.

Potential Problem Loans.  Based on the oversupply of lots in Northwest Arkansas, our land development portfolio poses a higher risk of default.  These loans are typically structured with interest due at maturity and lot sales as the source of repayment.  Since lot sales in the Northwest Arkansas market are significantly slower than when these loans were originated, our borrowers typically must rely on a secondary source of funds to pay the interest as it becomes due.  Due to the relatively large balances of these types of loans, the interest due at maturity is usually significant.  At September 30, 2009, gross land development loans totaled $13.8 million.  Of this total, $10.3 million is on nonaccrual status with $1.3 million in nonaccrual interest, $792,000 with $19,000 in accrued interest is classified as substandard and remains on accrual, and $2.6 million with $40,000 in accrued interest is on our watch list.

Delinquent Loans.  Loans past due 30 – 89 days not on nonaccrual status were as follows as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
One- to four-family residential	$6,772	$4,003
Home equity and second mortgage	780	558
Speculative one- to four-family construction	123	649
Multifamily residential	55	—
Land development	—	—
Land	177	326
Commercial real estate	288	465
Commercial loans	67	114
Consumer loans	296	194
	$8,558	$6,309

Percentage of Portfolio	1.55%	1.08%

Past due loans not on nonaccrual status are up since December 31, 2008 in categories of single family, home equity and consumer loans.  We believe the negative trend in these categories is due to economic conditions and we have increased our General Valuation Allowances (“GVA”) in these categories accordingly.  See “Allowance for Loan Losses”.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$11,924	$5,215	$6,441	$5,162
Provisions for estimated losses	30,196	1,611	36,161	4,110
Recoveries	64	242	819	436
Losses charged off	(812)	(246)	(2,049)	(2,886)
Balance at end of period	$41,372	$6,822	$41,372	$6,822

A summary of the activity in the allowance for losses by category for the nine months ended September 30, 2009 is presented below (in thousands):

	December 31, 2008	Charge-offs(1)	Recoveries	Provisions	September 30, 2009
One- to four-family residential	$502	$425	$3	$3,224	$3,304
Home equity and second mortgage	350	263	4	2,556	2,647
Speculative one- to four-family construction	153	174	8	1,484	1,471
Multifamily residential	48	77	8	1,665	1,644
Land development	1,583	—	650	3,121	5,354
Land	869	196	2	14,355	15,030
Commercial real estate	496	342	14	6,410	6,578
Commercial loans	2,020	138	2	2,572	4,456
Consumer loans	420	434	128	774	888
	$6,441	$2,049	$819	$36,161	$41,372

(1)   As noted in the table above, charge-offs for the nine months ended September 30, 2009, were $2.0 million.  At September 30, 2009, specific valuation allowances were $20.3 million.  Therefore, we expect charge-offs to increase in future periods.

The composition of the allowance for loan losses by component and category as of September 30, 2009 and December 31, 2008 is presented below (in thousands):

	September 30, 2009			December 31, 2008
	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio
One- to four-family residential	$840	$2,464	1.00%	$149	$353	0.14%
Home equity and second mortgage	701	1,946	6.94%	30	320	1.01%
Speculative one- to four-family construction	474	997	7.33%	5	148	0.87%
Multifamily residential	500	1,145	2.92%	—	48	0.12%
Land development	4,364	990	10.35%	1,057	526	3.02%
Land	8,423	6,606	15.57%	420	449	0.90%
Commercial real estate	2,292	4,286	3.56%	160	336	0.25%
Commercial loans	2,456	2,000	14.45%	964	1,056	5.04%
Consumer loans	227	661	3.37%	131	289	1.39%
	$20,277	$21,095	3.96%	$2,916	$3,525	0.61%

Changes in the composition of the allowance for loan losses between September 30, 2009 and December 31, 2008 are presented in the following table (in thousands):

	September 30,	December 31,
	2009	2008	Increase
General	$21,095	$3,525	$17,570
Specific	20,277	2,916	17,361
	$41,372	$6,441	$34,931

The general component of the allowance for loan losses increased primarily due to increases in the loss factors applied to the various allowance categories partially offset by decreases in certain of the related loan balances.  These loss factors were increased due to the recent loss history on these types of loans as well as delinquency trends, the level of classified assets and economic factors such as unemployment, bankruptcy trends and home sale data.  The specific component of the allowance for loan losses increased primarily due to allowances established since December 31, 2008 on land loans, land development loans, commercial real estate loans and commercial loans.  See “Asset Quality.”

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

Although we consider the allowance for loan losses of approximately $41.4 million, consisting of $21.1 million of general valuation allowances and $20.3 million of specific valuation allowances, adequate to cover losses inherent in our loan portfolio at September 30, 2009, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.

Investment Securities.  Changes in the composition of investment securities held to maturity between September 30, 2009 and December 31, 2008 are presented in the following table (in thousands).

	September 30,	December 31,	Increase
	2009	2008	(Decrease)
U.S. Government and agency obligations	$107,037	$116,847	$(9,810)
Municipal securities	23,191	19,565	3,626
Total	$130,228	$136,412	$(6,184)

During the first nine months of 2009, investment securities totaling $111.6 million with an average tax equivalent yield of 5.46% were purchased and $117.8 million with an average tax equivalent yield of 5.95% matured or were called.

At September 30, 2009, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$107,037	$106,462
Municipal securities	23,191	23,573
Total	$130,228	$130,035

Accrued Interest Receivable.   The decrease in accrued interest receivable was primarily due to an increase in nonaccrual loans, a decrease in the loans receivable balance, and a decrease in the loan yield at September 30, 2009 compared to December 31, 2008.

Real Estate Owned, net.  Changes in the composition of real estate owned between September 30, 2009 and December 31, 2008 are presented in the following table (dollars in thousands).

	December 31, 2008	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Loss	September 30, 2009
One- to four-family residential	$3,436	$6,728	$(753)	$501	$(130)	$8,780
Speculative one- to four-family	4,310	804	(437)	2,736	(285)	1,656
Multifamily	—	1,022	(89)	368	(11)	554
Land	13,314	1,365	(2,477)	365	1	11,838
Commercial real estate	1,325	4,631	(654)	115	(44)	5,143
	$22,385	$14,550	$(4,410)	$4,085	$(469)	$27,971

(1)          Net sales proceeds include $2.1 million of loans made by the Bank to facilitate the sale of real estate owned.

Deferred Tax Asset, net.  The increase in the deferred tax asset is related primarily to an increase in the provision for loan losses offset by the establishment of a valuation allowance related to the state portion of the deferred tax asset.  See Note 9 in the Notes to the Unaudited Consolidated Financial Statements.

Deposits.  Changes in the composition of deposits between September 30, 2009 and December 31, 2008 are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase	Percentage
	2009	2008	(Decrease)	Change

Checking accounts	$163,305	$163,468	$(163)	(0.1)%
Money Market accounts	44,959	45,022	(63)	(0.1)
Savings accounts	25,392	23,019	2,373	10.3
Certificates of deposit	370,336	386,494	(16,158)	(4.2)

Total deposits	$603,992	$618,003	$(14,011)	(2.3)

Deposits decreased in the comparison period, primarily due to a decrease in certificates of deposit. The Bank views checking accounts as an attractive source of funds and will continue to promote such accounts as they offer overall low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Other Borrowings.  The Bank experienced a $24.0 million or 26.1% decrease in other borrowings during the quarter primarily due to a decrease in Federal Reserve Bank borrowings of $9.7 million and a $14.3 million decrease in FHLB advances since December 31, 2008.

Other Liabilities.  Other liabilities decreased primarily due to a decrease in investment security purchases which settled after period end of $9.0 million.

Stockholders’ Equity.  Stockholders’ equity decreased approximately $9.8 million from December 31, 2008 to September 30, 2009.  The decrease in stockholders’ equity was primarily due to a net loss of $25.7 million during the first nine months of 2009 offset by the issuance of 16,500 shares of preferred stock totaling $16.5 million.  In addition, during the nine months ended September 30, 2009, dividends on common shares of approximately $145,000 and preferred dividends of approximately $470,000 were paid or accrued.  See the Unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2009 for more detail.

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$559,007	$6,988	5.00%	$572,572	$8,601	6.01%
Investment securities(2)	141,192	1,702	4.82	132,143	1,743	5.28
Other interest-earning assets	279	2	2.25	20,949	107	2.04
Total interest-earning assets	700,478	8,692	4.96	725,664	10,451	5.76
Noninterest-earning assets	74,498			79,510
Total assets	774,976			805,174
Interest-bearing liabilities:
Deposits	612,894	3,102	2.03	625,439	4,224	2.70
Other borrowings	70,131	449	2.56	99,261	931	3.75
Total interest-bearing liabilities	683,025	3,551	2.08	724,700	5,155	2.84
Noninterest-bearing liabilities	4,879			5,833
Total liabilities	687,904			730,533
Stockholders’ equity	87,072			74,641
Total liabilities and stockholders’ equity	$774,976			$805,174

Net interest income		$5,141			$5,296
Net earning assets	$17,453			$964
Interest rate spread			2.88%			2.92%
Net interest margin			2.94%			2.92%
Ratio of interest-earning assets to interest-bearing liabilities			102.56%			100.13%

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$563,280	$22,109	5.23%	$585,597	$28,096	6.40%
Investment securities(2)	135,722	4,882	4.80	124,259	4,971	5.33
Other interest-earning assets	10,376	17	0.22	20,752	387	2.48
Total interest-earning assets	709,378	27,008	5.08	730,608	33,454	6.10
Noninterest-earning assets	78,677			76,527
Total assets	$788,055			807,135
Interest-bearing liabilities:
Deposits	$624,035	10,396	2.22	634,797	14,572	3.06
Other borrowings	71,915	1,641	3.04	91,413	2,711	3.96
Total interest-bearing liabilities	695,950	12,037	2.31	726,210	17,283	3.17
Noninterest-bearing liabilities	7,630			6,583
Total liabilities	703,580			732,793
Stockholders’ equity	84,475			74,342
Total liabilities and stockholders’ equity	$788,055			$807,135

Net interest income		$14,971			$16,171
Net earning assets	$13,428			$4,398
Interest rate spread			2.77%			2.93%
Net interest margin			2.81%			2.95%
Ratio of interest-earning assets to interest-bearing liabilities			101.93%			100.61%

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

	Three Months Ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(204)	$(1,443)	$34	$(1,613)
Investment securities	119	(150)	(10)	(41)
Other interest-earning assets	(105)	11	(11)	(105)
Total interest-earning assets	(190)	(1,582)	13	(1,759)

Interest expense:
Deposits	(85)	(1,058)	21	(1,122)
Other borrowings	(273)	(295)	86	(482)
Total interest-bearing liabilities	(358)	(1,353)	107	(1,604)
Net change in net interest income	$168	$(229)	$(94)	$(155)

	Nine Months Ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(1,071)	$(5,111)	$195	$(5,987)
Investment securities	459	(502)	(46)	(89)
Other interest-earning assets	(193)	(353)	176	(370)
Total interest-earning assets	(805)	(5,966)	325	(6,446)

Interest expense:
Deposits	(247)	(3,997)	68	(4,176)
Other borrowings	(578)	(626)	134	(1,070)
Total interest-bearing liabilities	(825)	(4,623)	202	(5,246)
Net change in net interest income	$20	$(1,343)	$123	$(1,200)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended September 30, 2009 and 2008 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	2009 vs 2008
Interest income:
Loans receivable	$6,988	$8,601	$(1,613)
Investment securities	1,702	1,743	(41)
Other	2	107	(105)
Total interest income	8,692	10,451	(1,759)
Interest expense:
Deposits	3,102	4,224	(1,122)
Other borrowings	449	931	(482)
Total interest expense	3,551	5,155	(1,604)
Net interest income before provision for loan losses	5,141	5,296	(155)
Provision for loan losses	30,196	1,611	28,585
Net interest income (loss) after provision for loan losses	(25,055)	3,685	(28,740)
Noninterest income:
Deposit fee income	1,396	1,471	(75)
Earnings on life insurance policies	213	198	15
Gain on sale of loans	155	51	104
Other	345	493	(148)
Total noninterest income	2,109	2,213	(104)
Noninterest expenses:
Salaries and employee benefits	2,890	3,085	(195)
Real estate owned, net	4,537	509	4,028
FDIC insurance premium	328	127	201
Professional fees	330	126	204
Advertising and public relations	92	188	(96)
Other	1,718	1,731	(13)
Total noninterest expenses	9,895	5,766	4,129
Income (loss) before income taxes	(32,841)	132	(32,973)
Income tax benefit	(9,614)	(86)	(9,528)
Net income (loss)	(23,227)	218	(23,445)
Preferred stock dividends and accretion of preferred stock discount	222	—	222
Net income (loss) available to common shareholders	$(23,449)	$218	$(23,667)

Basic earnings (loss) per common share	$(4.84)	$0.05	$(4.89)
Diluted earnings (loss) per common share	$(4.84)	$0.05	$(4.89)

Interest rate spread	2.88%	2.92%
Net interest margin	2.94%	2.92%

Average full-time equivalents	271	300

Full-service offices	20	20

The table below presents a comparison of results of operations for the nine months ended September 30, 2009 and 2008 (dollars in thousands). Specific changes in captions are discussed in the sections which follow the table.

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	2009 vs 2008
Interest income:
Loans receivable	$22,109	$28,096	$(5,987)
Investment securities	4,882	4,971	(89)
Other	17	387	(370)
Total interest income	27,008	33,454	(6,446)
Interest expense:
Deposits	10,396	14,572	(4,176)
Other borrowings	1,641	2,711	(1,070)
Total interest expense	12,037	17,283	(5,246)
Net interest income before provision for loan losses	14,971	16,171	(1,200)
Provision for loan losses	36,161	4,110	32,051
Net interest income (loss) after provision for loan losses	(21,190)	12,061	(33,251)
Noninterest income:
Deposit fee income	3,916	4,027	(111)
Earnings on life insurance policies	610	1,760	(1,150)
Gain on sale of loans	454	317	137
Other	1,074	1,362	(288)
Total noninterest income	6,054	7,466	(1,412)
Noninterest expenses:
Salaries and employee benefits	8,703	9,717	(1,014)
Real estate owned, net	6,017	1,207	4,810
FDIC insurance premium	1,256	254	1,002
Professional fees	806	399	407
Advertising and public relations	294	748	(454)
Other	5,224	5,161	63
Total noninterest expenses	22,300	17,486	4,814
Income before income taxes	(37,436)	2,041	(39,477)
Income tax benefit	(11,770)	(273)	(11,497)
Net income (loss)	(25,666)	2,314	(27,980)
Preferred stock dividends and accretion of preferred stock discount	506	—	506
Net income (loss) available to common shareholders	$(26,172)	$2,314	$(28,486)

Basic earnings per share	$(5.40)	$0.48	$(5.88)
Diluted earnings per share	$(5.40)	$0.48	$(5.88)

Interest rate spread	2.77%	2.93%
Net interest margin	2.81%	2.95%

Average full-time equivalents	281	303

Full-service offices	20	20

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

The provision for loan losses increased $28.6 million to $30.2 million for the quarter ended September 30, 2009 compared to $1.6 million for the quarter ended September 30, 2008 and increased $32.1 million to $36.2 million for the nine months ended September 30, 2009 compared to $4.1 million for the same period ended September 30, 2008.  The increase in the provision for loan losses was primarily due to increases in total nonaccrual loans and in the loss factors used in certain allowance categories and an increase in specific loan loss allowances recorded during the three and nine months ended September 30, 2009, in each respect due to deteriorating economic conditions.

Noninterest Income.  The decrease in other noninterest income for the nine month comparative period in 2009 was primarily due to $1.2 million in nonrecurring earnings on life insurance policies due to a death benefit claim recorded during the quarter ended March 31, 2008.

NONINTEREST EXPENSE

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008
Salaries	$2,337	$2,511	$(174)	$7,207	$7,692	$(485)
Payroll taxes	167	194	(27)	606	666	(60)
Insurance	149	169	(20)	463	507	(44)
401(k)(1)	—	78	(78)	38	234	(196)
Defined benefit plan contribution	201	88	113	279	480	(201)
Other	36	45	(9)	110	138	(28)
Total	$2,890	$3,085	$(195)	$8,703	$9,717	$(1,014)

(1)   Represents Company matching contributions on the 401(k) plan.  Effective February 16, 2009, the Company discontinued its matching contributions to the 401(k) plan.

The decrease in salaries and benefits was primarily due to a reduction in full time equivalent employees as well as cessation of the Company’s 401(k) matching contribution in February 2009.

Real Estate Owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008
Loss provisions	$3,694	$164	$3,530	$4,410	$480	$3,930
Net loss on sales	643	179	464	875	207	668
Taxes and insurance	83	42	41	406	321	85
Other	117	124	(7)	326	199	127
Total	$4,537	$509	$4,028	$6,017	$1,207	$4,810

During the third quarter of 2009, the Bank took steps to reduce real estate owned by reducing the list prices of certain of these assets.  As a result, the Bank recorded $3.7 million in writedowns during the quarter.  Real estate owned is expected to increase in the foreseeable future and real estate owned expenses associated with maintaining the properties are expected to increase accordingly.  Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

FDIC Insurance Premium.  FDIC insurance increased during the three and nine month comparison periods due to assessment credits which were available to partially offset FDIC premium expense in the first quarter of 2008 as well as due to an increase in the premium rate for 2009.  Further, in the second quarter of 2009, the FDIC imposed a five basis point special assessment, which resulted in additional expense of $350,000 in that period.  FDIC premium expense is expected to continue to increase.  See “Part II, Item 1A Risk Factors – Future FDIC insurance premiums or special assessments may impact our earnings.”

Professional Fees.  The professional fees increased primarily due to legal fees related to nonaccrual loans.

Advertising and Public Relations.  The decrease in 2009 is primarily related to a decrease in direct mail advertising as well as a decrease in expenses related to the “Thank You” gift program that was discontinued in September 2008.

Income Taxes.  The income tax benefit increased primarily due to an increase in the federal deferred tax asset primarily related to the allowance for loan losses and real estate owned for the nine months ended September 30, 2009 and partially offset by the establishment of a valuation allowance related to the state portion of our deferred tax asset.

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

At September 30, 2009, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At September 30, 2009, the Company had no interests in non-consolidated special purpose entities.

At September 30, 2009, commitments included:

•                  total approved commitments to originate or purchase loans amounting to $3.9 million;

•                  rate lock agreements with customers of $5.2 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $1.5 million;

•                  unadvanced portion of construction loans of $8.9 million;

•                  unused lines of credit of $18.4 million;

•                  outstanding standby letters of credit of approximately $3.8 million;

•                  total predetermined overdraft protection limits of $15.3 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $231.5 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $5.2 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at September 30, 2009.

Historically, a very small percentage of predetermined overdraft limits have been used.  At September 30, 2009, overdrafts of accounts with Bounce ProtectionTM represented usage of 3.76% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits is not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas and the Federal Reserve Bank of St. Louis (“FRB”).    During the first nine months of 2009, the use of FHLB and FRB borrowings decreased by $24.0 million or 26.1%.  The Bank uses U.S. government agency investment securities and eligible one- to four-family loans as collateral for FHLB advances and commercial real estate and U.S. government agency investment securities as collateral for FRB borrowings.  The Bank’s borrowing capacity is based on the amount of securities and loans pledged to the FHLB and FRB.  The Bank may transfer additional collateral to provide additional borrowing capacity if needed.  Currently, the Bank may borrow only short-term FHLB advances with maturities up to thirty days.   At September 30, 2009, the Bank had short-term funds availability of approximately $105.1 million or 14.2% of assets consisting of borrowing capacity at the FRB and FHLB, unpledged investment securities, and overnight funds.  The Bank anticipates it will continue to rely primarily on deposits, loan repayments and repayments of its investment securities to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources.

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

For the quarters ended September 30, 2009 and 2008, the Company declared dividends of $0.01 and $0.16 per share, respectively.  Future dividend payments are subject to restrictions.  See Notes 4 and 12 to the unaudited consolidated financial statements for further information regarding dividend restrictions.

As of September 30, 2009, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank was considered well-capitalized under the regulatory framework for prompt corrective action.  At September 30, 2009, the Bank’s tangible, core and risk-based capital ratios amounted to 7.11%, 7.11% and 11.56%, respectively.  As a result of the current difficult economic environment and the uncertainties surrounding the timing of an economic recovery, the Bank has agreed with its primary regulator, the Office of Thrift Supervision (“OTS”) to maintain a core capital ratio of at least five percent and a risk-based capital ratio of at least ten percent.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market prices and rates that principally arises from interest rate risk inherent in our lending, investing, deposit gathering and borrowing activities.  We strive to maintain an acceptable level of interest rate risk over possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  Our primary market risk is interest rate risk. The value of the Bank’s loan and investment portfolio will change as interest rates change.  As of September 30, 2009, the Bank estimates that the ratio of its one-year gap to total assets was a negative 29.2% compared to a negative 18.0% at December 31, 2008 and its ratio of interest earning assets to interest bearing liabilities maturing or repricing within one year was 50.3% compared to 70.6% at December 31, 2008. With a negative interest rate repricing gap, rising interest rates will generally decrease the Bank’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio.  NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.  The following tables set forth, quantitatively, as of September 30, 2009 and December 31, 2008, the OTS estimate of the projected changes in NPV in the event of a 100, 200 and 300 basis point instantaneous and permanent increase in market interest rates and a 100 basis point instantaneous and permanent decrease in market interest rates as of September 30, 2009 and December 31, 2008  Due to the current low interest rate environment, the changes in NPV are not estimated for a decrease in interest rates of 200 basis points.

September 30, 2009
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$63,457	8.58%	$(21,526)	(25)%
+200	72,257	9.61	(12,726)	(15)
+100	79,608	10.44	(5,375)	(6)
0	84,983	11.01	—	—
-100	83,943	10.85	(1,040)	(1)

December 31, 2008
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$55,809	7.11%	$(24,839)	(31)%
+200	64,084	8.05	(16,564)	(21)
+100	72,264	8.94	(8,384)	(10)
0	80,648	9.83	—	—
-100	81,642	9.90	993	1

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

Item 4.  CONTROLS AND PROCEDURES

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Part II

Item 1.            Legal Proceedings

On June 22, 2009, a lawsuit was filed in the Circuit Court of Benton County, Arkansas, Civil Division, Docket No. CIV2009-1936-3 styled Pinnacle Hills Hotel Group, LLC, Landside Acquisitions, LLC, Basic Construction, Inc., and Gary Combs vs. First Federal Bank of Harrison.  The limited liability plaintiffs are direct or indirect affiliates of Gary Combs, a commercial and residential developer who is a resident of Washington County, Arkansas.  According to the complaint, the plaintiffs are borrowers and/or guarantors of certain loans made to the various borrowers and secured by a mortgage on property in Washington County, Arkansas and a mortgage secured by property in Benton County, Arkansas.  The complaint alleges that the Bank has breached its agreement with Combs to provide financing, wrongfully shared details of a project with a third party, disseminated proprietary information, among other allegations.  The plaintiffs seek damages under the complaint in the amount of $16 million.

On October 15, 2009, a settlement agreement was executed by all parties to the above described lawsuit. In conjunction with this settlement an order of dismissal with prejudice was entered by the court pursuant to the settlement agreement.  The settlement resulted in the Bank obtaining lien free ownership of its collateral.

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

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions.  Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Bank’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial services industry.  For example, further deterioration in local economic conditions in the Company’s markets could drive losses beyond that which is provided for in its allowance for loan losses.  The Company may also face the following risks in connection with these events:

•                  Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in deterioration in credit quality of the Bank’s loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business.

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

We are heavily regulated, and that regulation could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the OTS and the Federal Deposit Insurance Corporation (the “FDIC”). Our compliance with these regulations is costly and may restrict some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. In recent months, the U.S. financial regulators responding to directives of the Obama Administration and Congress have intervened on an unprecedented scale. New legislative proposals continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including with respect to compensation, interest rates and the effect of bankruptcy proceedings on consumer real property mortgages. Further, federal and state regulatory agencies may adopt changes to their regulations and/or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulation to us. Compliance with current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance. Additionally, evolving regulations concerning executive compensation may impose limitations on us that affect our ability to compete successfully for executive and management talent.

On June 17, 2009, the Obama Administration proposed a white paper, “Financial Regulatory Reform—A New Foundation: Rebuilding Financial Supervision and Regulation,” that provides recommendations for overhauling the nation’s financial regulatory system in the wake of the global financial crisis. The plan urges Congress and regulators to adopt sweeping changes to financial sector regulation and oversight, dramatically increasing the federal government’s role in nearly every aspect of the financial markets. The administration proposes both new substantive authorities and practices in government regulation and supervision, and a restructuring of the regulatory system, including the creation of new federal agencies, offices and councils. If this proposal or some other similar proposal is adopted, it may result in additional restrictions, oversight or costs that may have an adverse effect on our business, results of operations or the price of our common stock.

In addition, given the current economic and financial environment, our regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets differs from our assessment, we may be required to take additional charges that would have the effect of materially reducing our earnings, capital ratios and stock price.

We presently are subject to, and in the future may become subject to additional enforcement actions that could have a material adverse effect on our business, operations, financial condition, results of operations or the value of our common stock.

Under federal laws and regulations pertaining to the safety and soundness of insured depository institutions the OTS and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

In November 2009, the members of the board of directors of the Company and the Bank received written notification from the OTS of directives to address issues that arose in the Company and Bank’s most recent regulatory examinations. See Part II, Item 5 of this quarterly report on Form 10-Q for a discussion of the directives.

If we are unable to comply with the terms of the directives, or any future regulatory orders to which we may become subject, then we could become subject to additional, heightened supervisory actions and orders, possibly including cease and desist orders, prompt corrective actions and/or other regulatory enforcement actions. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise capital and/or dispose of certain assets and liabilities within a prescribed period of time. The terms of any such supervisory action could have a material adverse effect on our business, operating flexibility, financial condition and the value of our common stock.

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

Our lending activities include loans secured by existing commercial real estate.  In addition, our portfolio includes loans for the construction of single-family residential real estate and land development loans.  Commercial real estate and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  Our lending activities also include commercial business loans to small- to medium-sized businesses, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including automobile loans, deposit account secured loans and unsecured loans.  Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.  The Bank’s lending activities are currently restricted as a result of directives from the OTS which became effective November 19, 2009.  For a further discussion of the directives and the related limitations and restrictions, see Part II, Item 5. Other Information contained herein.

Our allowance for loan losses may not be adequate to cover actual losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease. Management maintains an allowance for loan losses based upon, among other things:

• historical experience;

• repayment capacity of borrowers;

• an evaluation of local, regional and national economic conditions;

• regular reviews of delinquencies and loan portfolio quality;

• collateral evaluations;

• current trends regarding the volume and severity of problem loans;

• the existence and effect of concentrations of credit; and

• results of regulatory examinations.

Based on those factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, our board of directors and the OTS periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. The OTS’ judgments may differ from those of our management. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, which may be beyond our control, including changes in interest rates, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that the allowance for loan losses is adequate to cover current losses, we cannot provide assurances that we will not need to increase our allowance for loan losses or that regulators will not require an increase in our allowance. Either of these occurrences could materially and adversely affect our financial condition and results of operations.

The Company is subject to restrictions on its ability to declare or pay dividends and repurchase its shares as a result of its participation in the Treasury’s Troubled Asset Relief Program Capital Purchase Program.

On March 6, 2009, the Company issued to the Treasury for aggregate consideration of $16.5 million (i) 16,500 shares of Series A Preferred Stock and (ii) a Warrant to purchase 321,847 shares of the Company’s Common Stock pursuant to the terms of the Purchase Agreement.  Under the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares is restricted.  Specifically, the Company may not declare dividend payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the Series A Preferred Stock.  In addition, the Company may not increase the dividends on its Common Stock above the amount of the last quarter cash dividend per share declared prior to October 14, 2008, which was $0.16 per share, without the Treasury’s approval until the third anniversary of the investment unless all of the Series A Preferred Stock has been redeemed or transferred.  The Company is currently restricted from making or declaring any payments on its outstanding securities, including the dividends payable on the Series A Preferred Stock without prior written non-objection from the OTS.

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

We are subject to restrictions on executive compensation as a result of our participation in the CPP.

Under the terms of the CPP, the U.S. Treasury has imposed specified standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds any equity or warrants issued pursuant to the CPP. These standards generally apply to our chief executive officer, chief financial officer, chief operating officer, and the two next most highly compensated senior executive officers. The standards include:

•                  ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten our value;

•                  required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•                  prohibition on making golden parachute payments to senior executives; and

•                  agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

Under the American Recovery and Reinvestment Act of 2009 (the “ARRA”), further compensation restrictions, including significant limitations on incentive compensation, have been imposed on our senior executive officers and most highly compensated employees. Those restrictions, and any future restrictions on executive compensation that may be adopted, could adversely affect our ability to hire and retain senior executive officers.

Operating results may require us to raise additional capital, but that capital may not be available or may be dilutive.

Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance.  Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we could be subject to increased regulatory supervision and the imposition of further restrictions on our growth and business.

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

Future FDIC insurance premiums or special assessments may adversely impact our earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of approximately $350,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level that will be close to or below zero. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase compared to prior periods.

On November 12, 2009, the FDIC adopted a final rule pursuant to which insured depository institutions will be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. This pre-payment will be due on December 30, 2009. Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period is calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Pursuant to this rule, we may be required to make a payment of approximately $5.0 million to the FDIC on December 30, 2009, and to record the payment as a prepaid expense, which will be amortized over the fourth quarter of 2009 and the succeeding three years.  The Bank intends to apply to the FDIC to request an exemption from this prepayment requirement.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years. Therefore, the reserve ratio may continue to decline. These developments have caused the premiums assessed on us by the FDIC to increase and materially increase other expenses. We are unable to predict the effect in future periods if the economic crisis continues.

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

Liquidity needs could adversely affect our results of operations and financial condition.

The Bank’s primary sources of funds are deposits, maturing or called securities, and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, financial condition or regulatory status of the Bank, actions by the OTS and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Those sources may include Federal Home Loan Bank advances, repurchase agreements and the Federal Reserve discount window.

Our financial flexibility will be constrained if we continue to incur losses and are unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates. We may seek additional debt in the future. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In addition, we may be required to slow or discontinue capital expenditures or make other investments or liquidate assets should those sources not be adequate.

We have a significant deferred tax asset and cannot assure that it will be fully realized.

We had net deferred tax assets of $13.9 million, net of a valuation allowance of $3.2 million as of September 30, 2009. We did not establish a valuation allowance against our federal net deferred tax assets as of September 30, 2009 because we believe that it is more likely than not that all of these assets will be realized. We determined that a valuation allowance relating to the state portion of our deferred tax asset was necessary based largely on the negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, a valuation allowance of $3.2 million at September 30, 2009 was recorded to offset the state deferred tax asset.

In evaluating the need for a valuation allowance, we estimated future taxable income based on management forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance on the federal deferred tax asset, which would have a material adverse effect on our results of operations and financial condition.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any securities during the third quarter of 2009.  The Company is in its 19th announced repurchase program, which was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006.  Total shares approved to be purchased in this program are 245,197 of which 214,587 have been purchased as of September 30, 2009.  All treasury stock purchases are made under publicly announced repurchase programs.  The repurchase program is currently suspended.

Item 3.            Defaults Upon Senior Securities

Not applicable.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

On November 19, 2009, the members of the board of directors of the Company and the Bank received written notification from the OTS of directives to address issues that arose in the Company and Bank’s most recent regulatory examinations. The directives became effective upon receipt.

The directives require the Company and the Bank to, among other things, obtain the prior written notice of non-objection of the OTS in order to (i) make or declare any dividends or payments on their outstanding securities, including the dividends payable on the series a preferred stock; (ii) renew, extend or revise any contractual arrangement related to compensation or benefits of any director or executive officer, including change in control and severance payments; and (iii) increase the Company’s debt position. The directives also require that the Company and Bank notify the OTS at least 30 days in advance of the proposed addition of any individual to the board of directors, the employment of any individual as a senior executive officer or the change in responsibilities of any senior executive officer. Further, the directives restrict the Company and Bank from making any golden parachute payment, including severance and change in control payments, except as permitted in limited circumstances by applicable OTS regulations.

The directives issued to the Bank also require the Bank to obtain the prior written notice of non-objection of the OTS in order to (i) engage in certain transactions with affiliates or insiders; (ii) enter into any third-party contracts outside of the normal course of business; (iii) make, purchase, modify, renew, extend, refinance, or commit to make, purchase, modify, renew, refinance, or extend any commercial real estate loan exceeding $1,000,000; (iv) engage in any new activities, lending, or services in which the Bank was not actively engaged prior to the issuance of the directives; (v) open any agency, branch, or loan production office; and (vi) accept, renew or rollover any brokered deposits.

In addition, the directives also set forth certain limitations and restrictions on the Bank and its business, including:

•                  limiting asset growth during each calendar quarter to an amount not to exceed net interest credited on deposit liabilities unless permitted in writing by the OTS;

•                  making, purchasing, or committing to make or purchase any new acquisition, development and construction (ADC) loans, except for a loan that is for the construction of an owner-occupied one-to-four family dwelling with a least a 20 percent down payment or that is subject to a firm pre-sold commitment;

•                  making, purchasing, renewing, refinancing, modifying, extending, or committing to make, purchase, renew, refinance, modify, or extend any loan in excess of the supervisory loan-to-value limits set by the OTS;

•                  making, purchasing, modifying, renewing, extending, refinancing, or committing to make, purchase, modify, renew, extend, or refinance, any loan if the loan includes interest carry or interest reserve;

•                  making, purchasing, modifying, renewing, extending, refinancing, or committing to make, purchase, modify, renew, extend, or refinance a loan for the purpose of providing operating funds to contractors and developers or to provide working capital for a project that is the subject of a loan from the Bank; and

•                  purchasing, trading, or committing to purchase or trade homes, buildings, vacant lots, or any other real property.

The Bank may fund legally binding commitments for the types of loans noted above that were executed prior to November 20, 2009.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: November 23, 2009	By:	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date: November 23, 2009	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and Chief Accounting Officer