Form 10-K
period 2009-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2010-04-15
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).  Yes  ☐  No ☒

As of June 30, 2009, the aggregate value of the 4,037,386 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 809,399 shares held by directors and officers of the Registrant as a group, was approximately $15.9 million.  This figure is based on the last sales price of $3.93 per share of the Registrant’s Common Stock on June 30, 2009.

Number of shares of Common Stock outstanding as of April 7, 2010:  4,846,785

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Portions of the definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14 of this Form 10-K.

First Federal Bancshares of Arkansas, Inc.

Form 10-K

For the Year Ended December 31, 2009

PART I.

Item 1.  Business

GENERAL

First Federal Bancshares of Arkansas, Inc.  First Federal Bancshares of Arkansas, Inc. (the “Company”) is a Texas corporation organized in January 1996 by First Federal Bank (“First Federal” or the “Bank”) for the purpose of becoming a unitary holding company of the Bank.  The significant asset of the Company is the capital stock of the Bank.  The business and management of the Company consists of the business and management of the Bank.  The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time.  Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.  At December 31, 2009, the Company had $731.1 million in total assets, $687.8 million in total liabilities and $43.3 million in stockholders’ equity.

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

The Bank is a community-oriented financial institution offering a wide range of retail and business deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial non-real estate.  However, the Bank’s lending activities are currently restricted by recent regulatory orders.  See “Regulation — Regulatory Enforcement Actions.”  Other financial services include investment products offered through First Federal Investment Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, bill payment, e-statements and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

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

This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  These risks could cause our actual results for the remainder of 2010 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s operating and stock performance.

Employees

The Bank had 236 full-time employees and 38 part-time employees at December 31, 2009, compared to 268 full-time employees and 44 part-time employees at December 31, 2008.   None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

The Bank has twenty offices located in twelve cities and towns in Northwest and Northcentral Arkansas. In our combined market area of Washington, Marion, Carroll, Boone, Benton, and Baxter Counties, we had 6.53% of the deposit market share at June 30, 2009 compared to 6.87% at June 30, 2008. Of the thirteen banks in this market area, we are the third largest in our combined market area.

Corporate Overview and Strategic Initiatives

Overview.  As a community-oriented financial institution serving the borrowing and deposit needs of its primary market area of Northcentral and Northwest Arkansas, the Bank’s loan portfolio grew as a reflection of the economic strength and expansion of its primary market area.  Between December 31, 2002 and December 31, 2005, the Bank’s loan portfolio grew from $507.0 million to $790.6 million, primarily as a result of increased construction, commercial real estate, and land lending. However, beginning in late 2005, the Bank began to note an oversupply of homes and lots in the Northwest Arkansas market and limited its construction loan activity.  Construction loan originations dropped from $195.8 million in 2005 to $93.6 million in 2006, $39.0 million in 2007, $15.1 million in 2008, and $12.5 million in 2009.  This oversupply and, beginning in 2007, the current recession, resulted in an increase in nonperforming assets, which amounted to $78.0 million or 10.67% of total assets at December 31, 2009.  The costs associated with the Bank’s nonperforming assets, including the provision for loan losses and real estate owned expenses, were the primary factors in the Company’s net loss of $45.5 million for 2009.  As discussed further below, management has taken various actions to address its operational issues and will continue to devote substantial resources toward the resolution of all delinquent and nonperforming assets.

Regulatory Enforcement Actions. The OTS is the primary federal regulator of the Bank.  As a result of the loss in 2009 and the increase in nonperforming assets and based on a regulatory examination of the Company and the Bank in the fall of 2009, on April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders impose certain operations restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions.  The Orders also require the Company and the Bank to take certain actions, including the submission to the OTS of capital plans and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s operations, earnings and profitability.  The Bank Order specifically requires the Bank to achieve and maintain, by December 31, 2010, a tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12%.  The Orders are described in greater detail herein under “Regulation — Regulatory Enforcement Matters.”  In addition, copies of the stipulations and the Orders are included as Exhibits 10.7 to 10.10 and are incorporated herein by reference.  The descriptions of the Orders set forth herein do not purport to be complete, and are qualified by reference to the full text of the Orders.

Any material failure by the Company and the Bank to comply with the provisions of the Orders could result in further enforcement actions by the OTS. While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Orders, there can be no assurance that the Company or the Bank will be able to comply fully with the Orders, or that efforts to comply with the Orders will not have adverse effects on the operations and financial condition of the Company or the Bank.  See “Risk Factors.”

Report of Independent Registered Public Accounting Firm. The report of the Company’s independent registered public accounting firm for the year ended December 31, 2009 contained an explanatory paragraph as to the Company’s ability to continue as a going concern primarily due to the Company’s loss of $45.5 million in 2009, the Bank’s significant level of criticized assets and the decline in the Bank’s capital position.  See Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 herein.

Strategic Initiatives.  In response to the operational issues which have arisen as a result of the level of the Bank’s nonperforming assets and the difficult economic and banking environment, management has taken a number of cost saving actions, implemented various strategic initiatives and aggressively addressed the nature and level of its nonperforming assets.

During 2009, the Company reviewed all aspects of its cost structure and implemented the following cost saving measures:

•                  Reductions in compensation and benefits through

•                  decreased executive and senior management salaries,

•                  reduced director fees,

•                  reduced staffing levels,

•                  eliminated Company’s 401(k) match,

•                  suspended pay increases and bonuses;

•                  Reductions in discretionary expenses such as travel and entertainment, professional education and contributions;

•                  Reductions in advertising and public relations costs; and

•                  Reductions in third-party contract provider costs.

In order to complement the cost saving of the actions described above and to provide the Company with greater operational flexibility, the Company took the following actions:

•                  Significantly reduced lending, particularly construction and land loans;

•                  Increased liquidity;

•                  Suspended cash dividends on common and preferred stock;

•                  Maintained the level of its interest rate spread and net interest margin; and

•                  Recently hired an experienced former bank regulator as the Bank’s Credit Risk and Loan Review Manager.

The Company continues to work through the credit problems presented by the oversupply of homes and lots in the Company’s Northwest Arkansas market area, the housing market downturn and current market conditions.  In order to address the Company’s nonperforming assets, the Company has taken the following steps:

•                  Provided $44.4 million to its allowance for loan losses;

•                  Charged off $18.8 million of loans;

•                  Transferred over $24 million of loans to real estate owned;

•                  Recently hired an independent third party contractor to conduct a thorough review and analysis of its loan portfolio, including a review of collateral valuations; and

•                  Obtained updated appraisals or valuations on approximately 90% of the Company’s nonperforming assets.

During 2010, the Company intends to continue to proactively address the challenges presented by the economy.  The Company will focus on the following primary objectives during 2010:

•                  Addressing and resolving problem assets;

•                  Further reducing costs to achieve greater efficiency;

•                  Addressing and complying with all terms and conditions of the Orders; and

•                  Raising capital.

The Orders require the Company and the Bank to, among other things, submit a capital plan to the OTS to preserve and enhance the capital of the Company and the Bank.  In addition, the Bank Order requires the Bank to achieve and maintain a tier one core capital ratio and a total risk-based capital ratio of at least 8% and 12%, respectively, by December 31, 2010.  While the Company will consider all strategic alternatives available to it, including the reduction of assets, the Company currently intends to raise capital in the third or fourth quarter of 2010.

Lending Activities

General.  At December 31, 2009, the Bank’s portfolio of net loans receivable amounted to $481.5 million or 65.9% of the Company’s total assets.  The Bank has traditionally concentrated its lending activities on loans collateralized by real estate.  Consistent with such approach, $486.3 million or 93.8% of the Bank’s total portfolio of loans receivable (“total loan portfolio”) consisted of loans collateralized by real estate at December 31, 2009.  The Bank is currently subject to various lending restrictions as a result of the provisions of the Bank Order.  See “Regulation-Regulatory Enforcement Actions.”

Loan Composition.  The following table sets forth certain data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Mortgage loans:
One-to four-family residences	$235,990	45.49%	$241,735	41.38%	$227,173	35.49%	$256,768	34.96%	$278,259	35.31%
Home equity and second mortgage	27,022	5.21	31,712	5.43	34,315	5.36	35,192	4.79	29,210	3.71
Multifamily residential	27,987	5.40	24,147	4.13	15,616	2.44	12,203	1.66	12,900	1.64
Commercial real estate	104,618	20.17	115,935	19.85	117,548	18.36	134,647	18.33	131,181	16.65
Land loans	41,405	7.98	50,510	8.65	42,843	6.69	47,590	6.48	47,585	6.04
Total permanent loans	437,022	84.25	464,039	79.44	437,495	68.34	486,400	66.22	499,135	63.35
Construction loans
One- to four-family residences	7,102	1.37	8,450	1.45	20,815	3.25	32,146	4.38	51,579	6.55
Speculative one- to four-family residences	8,849	1.71	17,096	2.93	40,893	6.39	80,311	10.93	104,001	13.20
Multifamily residential	14,178	2.73	15,016	2.56	18,632	2.91	14,120	1.92	20,919	2.65
Commercial real estate	9,717	1.87	18,297	3.13	31,239	4.88	21,896	2.98	22,331	2.83
Land development	9,449	1.82	18,457	3.16	42,145	6.58	47,439	6.46	40,232	5.11
Total construction loans	49,295	9.50	77,316	13.23	153,724	24.01	195,912	26.67	239,062	30.34
Total mortgage loans	486,317	93.75	541,355	92.67	591,219	92.35	682,312	92.89	738,197	93.69

Commercial loans	14,575	2.81	21,922	3.75	24,846	3.88	26,281	3.58	20,835	2.64

Consumer loans:
Automobile	6,810	1.31	8,631	1.48	9,531	1.49	12,086	1.65	15,748	2.00
Other consumer	11,052	2.13	12,291	2.10	14,537	2.28	13,815	1.88	13,149	1.67
Total consumer loans	17,862	3.44	20,922	3.58	24,068	3.77	25,901	3.53	28,897	3.67

Total loans receivable	518,754	100.00%	584,199	100.00%	640,133	100.00%	734,494	100.00%	787,929	100.00%

Less:
Undisbursed loan funds	(4,327)		(11,750)		(36,868)		(40,069)		(69,086)
Unearned discounts and net deferred loan costs (fees)	23		529		321		143		(156)
Allowance for losses	(32,908)		(6,441)		(5,162)		(2,572)		(2,114)
Total loans receivable, net	$481,542		$566,537		$598,424		$691,996		$716,573

Loan Maturity and Interest Rates.  The following table sets forth certain information at December 31, 2009, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Year Through Five Years	After Five Years	Total
	(In Thousands)
Mortgage loans:
One- to four-family residential	$10,970	$20,483	$204,537	$235,990
Home equity and second mortgage	12,109	12,835	2,078	27,022
Multifamily residential	7,929	18,978	1,080	27,987
Commercial real estate	31,449	65,504	7,665	104,618
Land loans	23,068	16,820	1,517	41,405
Construction	42,197	7,098	—	49,295
Commercial loans	6,584	6,364	1,627	14,575
Consumer loans	3,855	12,924	1,083	17,862
Total(1)	$138,161	$161,006	$219,587	$518,754

(1)     Gross of undisbursed loan funds, unearned discounts and net deferred loan fees, and the allowance for loan losses.

The following table sets forth the dollar amount of the Bank’s loans at December 31, 2009, due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Mortgage loans:
One- to four-family residential	$48,959	$176,061	$225,020
Home equity and second mortgage	9,330	5,583	14,913
Multifamily residential	18,836	1,222	20,058
Commercial real estate	69,034	4,135	73,169
Land loans	16,782	1,555	18,337
Construction	1,600	5,498	7,098
Commercial loans	7,259	732	7,991
Consumer loans	11,690	2,317	14,007
Total	$183,490	$197,103	$380,593

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

Origination, Purchase and Sale of Loans.  The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and policies established by the Bank’s board of directors and management.  Loan originations are obtained from a variety of sources, including realtor referrals, walk-in customers to the Bank’s branch locations, solicitation by loan officers, radio, television and newspaper advertising and the Bank’s Internet website.  The Bank continually emphasizes its community ties and its practice of quick and efficient underwriting and loan approval processes, made possible in part through the use of automation and through residential automated underwriting software provided by Freddie Mac and Fannie Mae.  The Bank believes it provides exceptional personalized service to its customers.  The Bank requires hazard insurance, title insurance, and, to the extent applicable, flood insurance on all secured real property.

Applications are initially received by loan officers or from the Bank’s secure website.   Applications received over the Bank’s website are forwarded to loan officers.  All loans exceeding an individual officer’s approval authority are subject to review by members of the appropriate loan committee. The Bank has three loan committees (Senior Loan Committee, Executive Loan Committee, and Director Loan Committee) that review and make a decision based upon type, size, and classification of the credit.

During 2009, the Bank purchased a participation in one single family residential loan totaling $100,000.  During 2008, the Bank purchased a participation in one commercial mortgage loan totaling $2.3 million.  During 2007, the Bank purchased participations in four commercial construction loans with a total commitment amount of $18.7 million as well as a $1.6 million participation in a commercial loan.

To minimize interest rate risk, fixed rate loans with terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market.  The rights to service such loans are typically sold with the loans. This allows the Bank to provide its customers competitive long-term fixed rate mortgage products, which have been the predominant mortgage financial product for residential home buyers recently due to the low rate environment, while not exposing the Bank to undue interest rate risk.  These loans are originated subject to Fannie Mae, Freddie Mac and the specific investor’s underwriting guidelines.  The Secondary Market Department of the Bank typically locks and confirms the purchase price of the loan on the day of the loan application, which protects the Bank from market price movements and ensures that the Bank will receive a fair and reasonable price on the sale of the respective loan.  In 2009, the Bank used third party contract underwriting services with the Bank assuming all risk associated with underwriting loans including material error(s), fraud, early payoff, and early payment default.  No loans were required to be repurchased during 2009.  However, the Bank was unable to sell six loans during 2009, five due to the collapse of Taylor Bean and Whitaker.  The Bank had loans in process of being funded when this firm collapsed but the Bank was able to recover its credits and did not experience any loss associated with these loans.  In 2009, 2008, and 2007, the Bank’s secondary market loan sales amounted to $44.5 million, $25.0 million, and $58.1 million, respectively.  The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans on the secondary market, the Bank periodically sells larger commercial loans or participations in such loans in order to comply with the Bank’s loans to one borrower limit or for credit concentration purposes.  In such situations, the loans are typically sold with servicing retained.  During 2009, no such loans were sold.  During the years ended December 31, 2008 and 2007, such loans sold amounted to approximately $4.0 million and $7.2 million, respectively.  At December 31, 2009, 2008, and 2007, the balances of loans sold with servicing retained were approximately $11.8 million, $28.5 million, and $27.8 million, respectively.   Loan servicing fee income for the years ended December 31, 2009, 2008, and 2007, was approximately $91,000, $117,000, and $110,000, respectively.

The following table shows the Bank’s originations, sales, purchases, and repayments of loans during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Loans receivable at beginning of period	$584,199	$640,133	$734,494
Loan originations:
Mortgage loans:
One- to four-family residential	37,508	68,121	27,001
Home equity and second mortgage loans	7,464	15,214	20,914
Multifamily residential	584	6,769	6,427
Commercial real estate	16,297	23,869	18,356
Land loans	5,510	23,264	5,880
Construction	12,541	15,060	39,016
Commercial loans	4,803	14,277	12,395
Consumer:
Automobile	3,531	5,589	5,916
Other	6,866	9,060	13,347
Total loan originations(2)	95,104	181,223	149,252
Loan purchases	100	2,333	20,365
Repayments	(119,418)	(206,781)	(242,230)
Loan sales	—	(4,045)	(7,207)
Transfers to real estate owned	(41,231)	(28,664)	(13,037)
Other	—	—	(1,504)
Net loan activity	(65,445)	(55,934)	(94,361)
Loans receivable at end of period(1)	$518,754	$584,199	$640,133

(1)     Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

(2)     Includes loans with the Bank which were refinanced with the Bank of $18.9 million, $38.0 million, and $18.4 million for each of the years ended December 31, 2009, 2008, and 2007, respectively.

Loans to One Borrower.  A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  At December 31, 2009, the Bank’s limit on loans to one borrower was approximately $7.3 million compared to $11.1 million at December 31, 2008.  At December 31, 2009, the Bank’s largest loan or group of loans to one borrower, including persons or entities related to the borrower, amounted to $10.8 million, including undisbursed loan funds.  Since these loans were within the Bank’s regulatory limit at the time the loans were made, they are not considered a violation of the loans to one borrower regulation.  However, they are considered non-conforming loans.  The Bank is in the process of reducing its exposure on borrower relationships that exceeded the loans to one borrower limit at December 31, 2009.   The Bank’s ten largest loans or groups of loans to one borrower, including persons or entities related to the borrower, including unfunded commitments, totaled $77.2 million at December 31, 2009.  Of the $77.2 million, twelve loans totaling $16.1 million related to three borrowers are on nonaccrual status at December 31, 2009.  See “Asset Quality.”

One- to Four-Family Residential Real Estate Loans.  At December 31, 2009, $236.0 million or 45.5% of the Bank’s total loan portfolio consisted of one- to four-family residential real estate loans.   Of the $236.0 million of such loans at December 31, 2009, $176.1 million or 74.6% had adjustable rates of interest (including $23.1 million of seven-year adjustable rate loans) and $59.9 million or 25.4% had fixed rates of interest. At December 31, 2009, the Bank had $11.9 million of nonaccrual one- to four-family residential loans and $2.8 million of one- to four-family residential loans 30-89 days delinquent.  See “Asset Quality.”

The Bank currently originates both fixed rate and adjustable rate one- to four-family residential mortgage loans.  The Bank’s fixed rate loans to be held in portfolio are typically originated with maximum terms of fifteen years and are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term.  The Bank generally does offer fixed rate loans with terms exceeding fifteen years and such loans are typically sold in the secondary market.  From time to time, the Bank does offer special 30 year fixed rate financing program for its portfolio.  These are approved by the Bank’s Executive Committee, follow traditional underwriting guidelines, and are limited in nature due to the interest rate risk involved.  The Bank’s one- to four-family loans are typically originated under terms, conditions and documentation that permit them to be sold to U.S. Government-sponsored agencies such as Fannie Mae or Freddie Mac. However, as stated above, such loans with terms of less than fifteen years are generally originated for retention in the Bank’s portfolio while substantially all of such loans with terms of fifteen years or longer are sold in the secondary market.  The Bank’s residential loans typically include “due on sale” clauses.

The Bank’s adjustable rate mortgage loans that are held in the portfolio typically provide for an interest rate which adjusts every one, three, five or seven years in accordance with a designated index plus a margin.  Such loans are typically based on a 15-, 20-, 25- or 30-year amortization schedule.  The Bank generally does not offer below market rates, and the amount of any increase or decrease in the interest rate per one- or three-year period is generally limited to 2%, with a limit of 6% over the life of the loan.  The Bank’s five-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 3%, with a limit of 6% over the life of the loan.  The Bank’s seven-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 5%, with a limit of 5% over the life of the loan.  The Bank’s adjustable rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties and do not provide for negative amortization and typically contain “due on sale” clauses. The Bank generally underwrites its one- and three-year adjustable rate loans on the basis of the borrowers’ ability to pay at the rate after the first interest rate adjustment.  Adjustable rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

The Bank’s residential mortgage loans generally do not exceed 80% of the lesser of purchase price or appraised value of the secured property. However, pursuant to the underwriting guidelines adopted by the board of directors, the Bank may lend up to 100% of the value of the property securing a one- to four-family residential loan with private mortgage insurance to protect the portion of the loan that exceeds 80% of the value.  The Bank may, on occasion, extend a loan up to 90% of the value of the secured property without private mortgage insurance coverage.  However, these exceptions are minimal and are only approved on loans with exceptional credit scores, sizeable asset reserves, or other compensating factors.

Home Equity and Second Mortgage Loans.   At December 31, 2009, $27.0 million or 5.2% of the Bank’s total loan portfolio consisted of home equity and second mortgage loans.  At December 31, 2009, the unused portion of home equity lines of credit was $8.7 million.  At December 31, 2009, the Bank had nonaccrual home equity and second mortgage loans totaling $1.2 million.  See “Asset Quality.”

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

Multifamily Residential Real Estate Loans.    The Bank Order currently prohibits the Bank from making, purchasing or committing to purchase commercial real estate loans, including multifamily loans, except with the prior written non-objection of the OTS.  At December 31, 2009, $28.0 million or 5.4% of the Bank’s total loan portfolio consisted of loans collateralized by existing multifamily residential real estate properties.  At December 31, 2009, the Bank had $1.4 million of nonaccrual multifamily real estate loans.  See “Asset Quality.”

The Bank has originated both fixed rate and adjustable rate multifamily loans.  Fixed rate loans are generally originated with amortization periods not to exceed 30 years, and typically have balloon periods of three, five or seven years.  Adjustable rate loans are typically amortized over terms up to 30 years, with interest rate adjustments every three to seven years.  Loan-to-value ratios on the Bank’s multifamily real estate loans are currently limited to 80%.  It is also the Bank’s general policy to obtain corporate or personal guarantees, as applicable, on its multifamily residential real estate loans from the principals of the borrower.

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

Commercial Real Estate Loans.  The Bank Order currently prohibits the Bank from making, purchasing or committing to purchase commercial real estate loans, except with the prior written non-objection of the OTS.  At December 31, 2009, $104.6 million or 20.2% of the Bank’s total loan portfolio consisted of loans collateralized by existing commercial real estate properties.  At December 31, 2009, the Bank had $6.8 million of nonaccrual commercial real estate loans. See “Asset Quality.”

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

The Bank’s policy requires real estate appraisals of properties securing commercial real estate loans by licensed real estate appraisers pursuant to state licensing requirements and federal regulations.  The Bank considers the quality and location of the real estate, the creditworthiness of the borrower, the cash flow of the project, and the quality of management involved with the property.  The Bank’s commercial real estate loans are generally originated with amortization periods not to exceed 25 years.  Generally, the Bank has structured these on three-, five-, or seven-year balloon terms. Recently and to the extent possible, the Bank is restructuring any loan renewal on these credits to variable rate loans priced with a margin tied to Wall Street Journal Prime, minimum floor rate and pricing commensurate with the risk of the credit.  The Bank is generally keeping maturities of these credits shorter in order to enable the Bank to better manage its interest rate sensitivity during this low rate environment.  As part of the criteria for underwriting multifamily and commercial real estate loans, the Bank prepares a cash flow analysis that includes a vacancy rate projection, expenses for taxes, insurance, maintenance and repair reserves as well as debt coverage ratios.  This information is also included in commercial real estate appraisals.

Commercial real estate lending entails additional risks as compared to the Bank’s one- to four-family residential property loans. Commercial real estate loans generally involve larger loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate, and largely on regional and economic conditions.  Within the last several years, reports have ranked the Northwest Arkansas as one of the top performing economic areas in the country.   During these periods of economic expansion the Bank focused on commercial real estate activities within the market in order to take advantage of growth. More recently, this economic expansion resulted in an oversupply of residential lots and residential housing and recently all market areas of the Bank have been affected by the downturn in the national economy.  The Northwest Arkansas market region is currently in a correction mode but the Bank believes this region is still an economically viable area for the future.  This region is the home of the world’s largest retailer, Wal-Mart; as well as the nation’s largest meat company, Tyson Foods; the trucking firm J. B. Hunt; and the University of Arkansas.

Land Loans.  Land loans include loans for the acquisition or refinancing of land for consumer or commercial purposes.  This segment of the portfolio totaled $41.4 million, or 8.0% of the Bank’s total loan portfolio, as of December 31, 2009, and included $24.8 million of raw land, $14.6 million of developed residential lots, and $2.0 million of developed commercial property.  Generally, these loans are collateralized by properties in the Bank’s market areas.  The Bank Order currently prohibits the Bank from extending credit for the purpose of land acquisition, except with the prior written non-objection of the OTS.  At December 31, 2009, the Bank had nonaccrual land loans totaling $13.7 million.  See “Asset Quality.”

Land Development Loans.  The Bank has also offered loans for the acquisition and development of land into residential subdivisions. At December 31, 2009, $9.4 million or 1.8% of the Bank’s total loan portfolio consisted of land development loans.  However, no new land development loans have been originated since the fourth quarter of 2006 due to local real estate market conditions.  In addition, the Bank Order currently prohibits the Bank from extending credit for the purpose of land acquisition and development, except with the prior written non-objection of the OTS.  This segment of the market in Northwest Arkansas has been heavily impacted by the housing market slowdown.  As a result of slowing lot sales, borrowers have been unable to rely on lot sales to repay their loans and have had to rely on secondary sources of repayment.  At December 31, 2009, the Bank had nonaccrual land development loans totaling $6.1 million.  See “Asset Quality.”

Construction Loans.  The Bank Order currently prohibits the Bank from extending credit for construction lending without the prior non-objection of the OTS, except for construction of an owner occupied one- to four-family dwelling with at least 20 percent down payment or that is subject to a firm pre-sold commitment.  At December 31, 2009, construction loans, including land development loans, amounted to $49.3 million or 9.5% of the Bank’s total loan portfolio. Our market areas of Benton and Washington counties previously experienced tremendous growth and provided the Bank with increased lending opportunities.  However, beginning in late 2005, the Bank began to note an oversupply of homes and lots in the Northwest Arkansas market and limited its construction loan origination activity accordingly.  Construction loan originations dropped from $93.6 million in 2006 to $39.0 million in 2007, $15.1 million in 2008 and $12.5 million in 2009.

The Bank’s construction loans generally have fixed interest rates or variable rates that float with Wall Street Journal Prime and have typically been issued for terms of six to eighteen months. However, the Bank has originated construction loans with terms up to two years.  This practice has generally been limited to larger projects that could not be completed in the typical six- to eighteen-month period.  Construction loans were typically made with a maximum loan-to-value ratio of 80% on an as-completed basis.

The Bank originated construction loans to individual homeowners and local builders and developers for the purpose of constructing one- to four-family residences.  The Bank typically required that permanent financing with the Bank or some other lender be in place prior to closing any non-speculative construction loan.  Interest on construction/permanent loans is due upon completion of the construction phase of the loan.  At such time, the loan will convert to a permanent loan at the interest rate established at the initial closing of the construction/permanent loan.

The Bank has made construction loans to local builders for the purpose of construction of speculative (or unsold) residential properties, and for the construction of pre-sold one- to four-family homes.  These loans were subject to credit review, analysis of personal and, if applicable, corporate financial statements, and an appraisal of the property to be constructed. The Bank also reviewed and inspected the project prior to the disbursement of funds (draws) during the construction term.  Loan proceeds were disbursed after a satisfactory inspection of the project has been made based upon percentage of completion.  Interest on these construction loans is due upon maturity.  The Bank may extend the term of a construction loan upon payment of interest accrued if the property has not been sold by the maturity date.  During 2006, the Bank began to experience an increase in the incidence of builders who were unable to pay their interest at maturity due to a softening of the housing market in Northwest Arkansas.  Market data indicates an overall decrease in the number of home sales in Benton and Washington counties in 2009 compared to 2008, 2007 and 2006.

Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential loans.  This is due, in part, to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders.  In addition, construction loans to a builder for construction of homes that are not pre-sold possess a greater potential risk to the Bank than construction loans to individuals on their personal residences or on houses that are pre-sold prior to the inception of the loan.  The Bank analyzed each borrower involved in speculative building and limited the principal amount and number of unsold speculative homes at any one time with such borrower.  At December 31, 2009, the Bank’s portfolio of speculative single-family loans consisted of 41 loans with an average balance of approximately $223,000.  Seventy-four percent of the Bank’s $8.8 million in speculative single-family loans was concentrated with five borrowers who had 25 loans totaling $6.7 million.  One of these borrowers had four loans totaling $830,000 on nonaccrual status at December 31, 2009.  At December 31, 2009, the Bank had nonaccrual speculative one- to four-family construction loans totaling $1.1 million.  See “Asset Quality.”

Commercial Loans.  The Bank also offers commercial loans, which primarily consist of equipment and inventory loans that are typically cross-collateralized by commercial real estate.  At December 31, 2009, such loans amounted to $14.6 million or 2.8% of the total loan portfolio.  At December 31, 2009, the Bank had nonaccrual commercial loans totaling $463,000.  See “Asset Quality.”

The Bank’s commercial loans are typically originated with fixed interest rates and call provisions between one and five years.  These loans are typically based on a maximum fifteen-year amortization schedule.  The Bank also originates interest-only commercial loans and variable rate commercial loans.  The Bank’s commercial loans do not provide for negative amortization.

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers while increasing the yield on its overall loan portfolio and decreasing its interest rate risk due to the relatively shorter-term nature of consumer loans. The consumer loans offered by the Bank primarily include automobile loans, deposit account secured loans, and unsecured loans.  Consumer loans amounted to $17.9 million or 3.4% of the total loan portfolio at December 31, 2009, of which $6.8 million and $11.1 million consisted of automobile loans and other consumer loans, respectively.  The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community-oriented financial institution.  At December 31, 2009, the Bank had $129,000 of nonaccrual consumer loans.  See “Asset Quality.”

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

Asset Quality

Generally, when a borrower fails to make a loan payment before the expiration of the loan’s assigned grace period, a late charge is assessed and a late charge notice is mailed. Collection personnel review all delinquent accounts and attempt to cure the delinquency by contacting the borrower.  The Bank’s policies and procedures provide for frequent contact with the borrower until the delinquency is cured or until an acceptable repayment plan has been agreed upon.  Contact, by phone and mail, with delinquent borrowers begins immediately after the expiration of the loan’s assigned grace days.  The Bank’s collectors also have weekly phone conferences with loan officers to review the respective officer’s delinquent lists. Generally, when a consumer loan is 60 days past due and the borrower has not indicated a willingness to work with the Bank to bring the account current within a reasonable period of time, the collector will mail a letter giving the borrower 10 days to bring the account current or make acceptable arrangements.  If they fail to cure the default, the collateral will be foreclosed or repossessed, as applicable.  We attempt to work with troubled borrowers to return their loans to performing status where possible.  The decision on when to proceed with foreclosure/repossession is made on a case-by- case basis.  The Bank recognizes that this will cause the delinquency rate on the mortgage portfolio to be elevated for an extended period of time.

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

Real estate properties acquired through foreclosure are initially recorded at fair value less estimated selling costs.   Fair value is typically determined based on the lower of appraised value or the anticipated listing price of the property. Valuations of real estate owned are performed at least semi-annually.  Real estate is carried at the lower of carrying amount or fair value less cost to sell.

Delinquent Loans.  The following table sets forth information concerning loans past due 30-89 days not on nonaccrual status at December 31, 2009 and 2008, in dollar amounts and as a percentage of the Bank’s total loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.  Past due loans not on nonaccrual status are up since December 31, 2008 in categories of land, commercial real estate and commercial loans.  We believe the negative trend in these categories is due to economic conditions and we have increased our General Valuation Allowances (“GVA”) in these categories accordingly.

	December 31, 2009	December 31, 2008
One- to four-family residential	$2,759	$4,003
Home equity and second mortgage	201	558
Speculative one- to four-family construction	—	649
Land	1,156	326
Commercial real estate	974	465
Commercial loans	1,668	114
Consumer loans	118	194
	$6,876	$6,309

Percentage of Portfolio	1.33%	1.08%

The following table sets forth the amounts and categories of the Bank’s nonperforming assets, net of specific valuation allowance, at the dates indicated.

	December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005
	Net	% Assets	Net	% Assets	Net	% Assets	Net	% Assets	Net	% Assets
Nonaccrual Loans:
One- to four-family residential	$11,941	1.63%	$8,322	1.05%	$6,778	0.86%	$3,634	0.43%	$2,617	0.31%
Home equity and second mortgage	1,174	0.16%	897	0.11%	1,176	0.15%	891	0.10%	267	0.03%
Speculative one- to four-family construction	1,081	0.15%	1,461	0.18%	4,902	0.62%	5,287	0.62%	1,140	0.13%
Multifamily residential	1,431	0.20%	441	0.06%	—	—	—	—	—	—
Land development	6,144	0.84%	1,520	0.19%	9,092	1.15%	5,324	0.62%	—	—
Land	13,709	1.88%	2,117	0.27%	1,310	0.16%	1,352	0.16%	—	—
Commercial real estate	6,795	0.93%	6,542	0.82%	6,135	0.77%	738	0.09%	707	0.08%
Commercial loans	463	0.06%	1,164	0.15%	895	0.11%	1,049	0.12%	181	0.02%
Consumer loans	129	0.01%	39	0.00%	146	0.02%	134	0.02%	211	0.03%

Total nonaccrual loans	42,867	5.86%	22,503	2.83%	30,434	3.84%	18,409	2.16%	5,123	0.60%

Accruing loans 90 days or more past due	—	—	8,961	1.13%	2,412	0.30%	668	0.08%	1,600	0.19%

Real estate owned	35,155	4.81%	22,385	2.81%	8,120	1.03%	3,858	0.45%	892	0.10%

Total nonperforming assets	78,022	10.67%	53,849	6.77%	40,966	5.17%	22,935	2.69%	7,615	0.89%
Performing restructured loans	4,609	0.63%	1,893	0.24%	1,394	0.18%	1,972	0.23%	6,673	0.78%

Total nonperforming assets and performing restructured loans	$82,631	11.30%	$55,742	7.01%	$42,360	5.35%	$24,907	2.92%	$14,288	1.67%

The increase in net nonaccrual loans from $22.5 million at December 31, 2008 to $42.9 million at December 31, 2009 was primarily related to increases in nonaccrual land development loans, nonaccrual land loans and nonaccrual single family loans.  The increase in nonaccrual land and land development loans was primarily due to the nonaccrual loans disclosed in the table below.  All nonaccrual land and land development loans with a loan balance in excess of $1.0 million at December 31, 2009 are listed in the table below (in thousands).

	Location	Date to Nonaccrual	Comments	Loan Balance	Specific Valuation Allowance	Net of SVA	Valuation Date	Source
Land Development
42 developed single family lots	Cave Springs, AR	3Q2007	A	$1,040	$—	$1,040	11/10/2009	F
52 single family lots and 25 acres of undeveloped land	Fayetteville, AR	1Q2009	B	3,720	—	3,720	11/10/2009	F, G
40 acres, proposed residential subdivision	Farmington, AR	3Q2009	C	1,060	—	1,060	10/27/2009	F
Other - two loans				394	70	324
				$6,214	$70	$6,144
Land
80 acres for future residential development	Fayetteville, AR	1Q2009	D	$2,223	$—	$2,223	10/27/2009	G
29 acres for future commercial development	Springdale, AR	1Q2009	D	2,029	—	2,029	10/26/2009	G
24 acres, commercial zoned	Lowell, AR	1Q2009	D	1,947	—	1,947	10/26/2009	G
96 developed single family lots	Fayetteville, AR	1Q2009	E	2,735	310	2,425	1/8/2010	F
60 acres, residential zoned	Fayetteville, AR	1Q2009	B	2,005	777	1,228	1/15/2010	G
35 acres, proposed residential subdivision	Fayetteville, AR	3Q2009	C	3,447	2,308	1,139	1/9/2010	G
Other - 24 loans under $1 million each				3,247	529	2,718
				$17,633	$3,924	$13,709

A —

This loan has been nonperforming for an extended period while the Bank exercised forbearance with the borrowers to allow them to market and maintain the property. The Bank is currently foreclosing on the property.

B —	These two loans are related to the same borrower. The loans matured in January 2010 and are now in foreclosure.
C —	These two loans are related to the same borrower group. These loans have been sent to legal counsel for collection/foreclosure.
D —	These loans are all related to the same borrower and all are in foreclosure.
E —	This loan is in foreclosure. This property is also the subject of litigation related to bonds that were sold without satisfying the first mortgage with the Bank.
F —	This valuation is based on discounted cash flow analysis.
G —	This valuation is based on comparable sales.

We expect a significant amount of the nonaccrual real estate loans to eventually migrate to real estate owned as $22.8 million of the nonaccrual real estate loans, net of specific valuation allowances of $436,000, are in bankruptcy or some stage of the foreclosure process as of December 31, 2009.  Therefore, we expect real estate owned and associated expenses to continue to remain at elevated levels in future periods as such loans migrate from loans to real estate owned.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated.

	December 31, 2009	December 31, 2008	Increase (Decrease)	Percentage Change
	(Dollars in Thousands)
Real estate owned
One- to four-family residential	$10,420	$3,436	$6,984	203.3%
Speculative one- to four-family construction(1)	2,970	4,310	(1,340)	(31.1)
Multifamily	545	—	545	—
Land(2)	13,808	13,314	494	3.7
Commercial real estate	7,412	1,325	6,087	459.4
Total real estate owned	$35,155	$22,385	$12,770	57.0%

(1)          At December 31, 2009, $1.8 million of these properties were 100% complete.  The remainder range from 73% to 93% complete.

(2)          At December 31, 2009, $8.4 million of the land balance represented 288 developed subdivision lots and $2.6 million represented four unimproved commercial lots. The remaining $2.8 million consisted of raw land.

The land component of real estate owned is made up of the following at December 31, 2009 (in thousands):

	Location	Date to real estate owned	Balance	Valuation Date	Source

Land
35 developed single family lots	Pea Ridge, AR	12/30/2008	$385	1/14/2010	1
48 developed single family lots	Elm Springs, AR	10/21/2008	1,260	1/27/2010	1
110 developed single family lots	Springdale, AR	4/17/2008	3,534	1/14/2010	1
61 developed single family lots	Lowell, AR	5/30/2008	1,701	1/15/2010	1
30.7 acres for future residential development	Lowell, AR	5/30/2008	1,257	10/26/2009	2
63.3 acres for future residential development	Elm Springs, AR	10/21/2008	888	1/27/2010	2
10 developed single family lots	Farmington, AR	7/2/2009	564	12/30/2009	2
1 unimproved commercial lot	Rogers, AR	10/29/2009	1,879	1/27/2010	2
3 unimproved commercial lots	Springdale, AR	11/19/2009	734	10/27/2009	1
Other - 30 properties			1,606
			$13,808

1 — This valuation is based on discounted cash flow.
2 — This valuation is based on comparable sales.

The Bank is diligently working to dispose of its REO and has several team members dedicated to this effort, including an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, market research reports, and our own market evaluations to make pricing and selling decisions.  The Bank’s Chief Lending Officer, loan officers, credit manager, special assets officer, and team members in the collections department all work together in this endeavor.  The Bank’s goal is to liquidate these properties in an orderly and efficient manner without incurring extraordinary losses due to quick sale pricing.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At December 31, 2009, the Bank had $125.5 million of classified assets, all of which were classified as substandard, including $42.9 million of nonaccrual loans and $35.2 million of real estate owned.  Substandard loans include $47.4 million of loans not included in the nonperforming assets table.  Such loans have been reviewed and determined not to be impaired or if impaired, were estimated to have no loss.  As a result, such loans remained on accrual status at December 31, 2009.

In addition, at December 31, 2009, the Bank had $41.4 million of assets designated as special mention. Special mention assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.

Potential Problem Loans.   Based on the oversupply of lots in Northwest Arkansas, our land development portfolio poses a higher risk of default.  These loans are typically structured with interest due at maturity and lot sales as the source of repayment.  Since lot sales in the Northwest Arkansas market are significantly slower than when these loans were originated, our borrowers typically must rely on a secondary source of funds to pay the interest as it becomes due.  Due to the relatively large balances of these types of loans, the interest due at maturity is usually significant.  At December 31, 2009, gross land development loans totaled $9.4 million.  Of this total, $6.2 million is on nonaccrual status with $1.4 million in nonaccrual interest, and $3.2 million with $15,000 in accrued interest is classified as substandard and remains on accrual.

Allowance for Loan Losses.   The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes it is likely that a loan balance is uncollectible.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses represents management’s estimate of incurred credit losses inherent in the Company’s loan portfolio as of the balance sheet date.  The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of the Company’s borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and general economic conditions, including unemployment, bankruptcy trends, vacancy rates and home sales.  Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

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

Although we consider the allowance for loan losses of approximately $32.9 million, which consists of a general valuation allowance of $25.4 million and a specific valuation allowance of $7.5 million, adequate to cover losses inherent in our loan portfolio at December 31, 2009, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.  Either of these occurrences could materially and adversely affect our financial condition and results of operations.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Total loans outstanding at end of period	$518,754	$584,199	$640,133	$734,494	$787,929
Average loans outstanding	$549,215	$583,063	$649,062	$726,642	$687,373
Allowance at beginning of period	$6,441	$5,162	$2,572	$2,114	$1,846
Charge-offs:
One- to four-family residential	(1,218)	(63)	(75)	(25)	(74)
Home equity and second mortgage	(657)	(392)	(175)	(2)	(49)
Multifamily residential	(601)	—	—	—	—
Commercial real estate	(1,835)	(316)	(18)	—	—
Land	(6,312)	(32)	(20)	—	—
Land development	(4,453)	(2,396)	—	—	—
Construction	(630)	(236)	(401)	(239)	(77)
Commercial	(2,352)	(827)	(132)	(234)	(41)
Consumer (1)	(706)	(652)	(798)	(695)	(715)
Total charge-offs	(18,764)	(4,914)	(1,619)	(1,195)	(956)
Recoveries:
One- to four-family residential	7	—	5	—	—
Home equity and second mortgage	5	5	—	—	2
Multifamily residential	9	—	—	—	—
Commercial real estate	14	88	—	—	1
Land	2	2	—	—	—
Land development	650	—	—	—	—
Construction	9	231	5	7	—
Commercial	2	2	—	—	—
Consumer (1)	168	155	171	164	120
Total recoveries	866	483	181	171	123
Net charge-offs	(17,898)	(4,431)	(1,438)	(1,024)	(833)
Total provisions for losses	44,365	5,710	4,028	1,482	1,101
Allowance at end of period	$32,908	$6,441	$5,162	$2,572	$2,114

Allowance for loan losses as a percentage of total loans outstanding at end of period	6.34%	1.11%	0.81%	0.35%	0.27%

Net loans charged-off as a percentage of average loans outstanding	3.26%	0.76%	0.22%	0.14%	0.12%

(1)          Consumer loan charge-offs include overdraft charge-offs of $375,000, $480,000, $575,000, $600,000, and $522,000, for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively.  Consumer loan recoveries include recoveries of overdraft charge-offs of $142,000, $140,000, $162,000, $151,000, and $114,000, for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

The following table presents the allocation of the Bank’s allowance for loan losses by the type of loan at each of the dates indicated.

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residences	$4,292	45.49%	$490	41.38%	$221	35.49%	$204	34.96	$173	35.31%
Home equity and second mortgage	1,688	5.21	350	5.43	160	5.36	222	4.79	136	3.71
Speculative one- to four-family construction	884	1.71	153	2.93	405	6.39	589	10.93	295	13.20
Multifamily residential	2,671	5.40	29	4.13	19	2.44	15	1.66	16	1.64
Commercial real estate	8,554	20.17	448	19.85	309	18.36	413	18.33	372	16.65
Land	8,589	7.98	869	8.65	105	6.69	48	6.48	—	6.04
Land development	1,181	1.82	1,583	3.16	2,658	6.58	211	6.46	101	5.11
Construction	1,911	5.97	79	7.14	118	11.04	92	9.28	113	12.03
Commercial	2,578	2.81	2,020	3.75	628	3.88	452	3.58	371	2.64
Consumer	560	3.44	420	3.58	539	3.77	326	3.53	437	3.67
Unallocated	—	—	—	—	—	—	—	—	100	—

Total	$32,908	100.00%	$6,441	100.00%	$5,162	100.00%	$2,572	100.00%	$2,114	100.00%

The increases in the periods presented are primarily related to increases in loss factors applied to the various allowance categories offset by decreases in certain of the related loan balances.  See “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost.  Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.  At December 31, 2009, all of the Bank’s investment securities were classified as held to maturity.  At December 31, 2009, approximately $59.5 million of the Bank’s investment securities were pledged as collateral for certain deposits in excess of $250,000 as well as for advances from FHLB of Dallas.  At December 31, 2009, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government agencies, did not exceed more than 10% of the Company’s stockholders’ equity.

The following table sets forth the amount of investment securities held to maturity that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2009.  Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	Less than One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Municipal securities	$200	3.55%	$2,100	4.54%	$7,147	4.22%	$16,033	4.40%	$25,480	4.36%
U. S. Government and agency obligations	—	—%	—	—%	2,000	4.56%	108,051	5.02%	110,051	5.01%
Total	$200	3.55%	$2,100	4.54%	$9,147	4.30%	$124,084	4.94%	$135,531	4.89%

As of December 31, 2009, there were approximately $127.6 million of investment securities at an average interest rate of 4.87% with issuer call options, of which approximately $99.2 million at an average interest rate of 4.97% are callable within one year.

The following table sets forth the carrying value of the Company’s investment securities classified as held to maturity.  The Company held no investment securities as available for sale at the dates indicated.

	December 31,
	2009	2008	2007
	(In Thousands)
Investment securities held to maturity:
Municipal securities	$25,480	$19,565	$17,089
U.S. Government and agency obligations	110,051	116,847	78,501
Total	$135,531	$136,412	$95,590

As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock.  At December 31, 2009, the Bank’s investment in FHLB stock amounted to $3.1 million.  No ready market exists for such stock and it has no quoted market value.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for lending and other investment purposes.  In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and interest payments, maturities and calls of investment securities, and advances from the FHLB of Dallas.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings are used when funds from loan and deposit sources are insufficient to meet funding needs.  FHLB advances are the primary source of borrowings.

Deposits.  The Bank’s deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts and term certificate accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, early withdrawal penalties and the interest rate.

The Bank considers its primary market area to be Northcentral and Northwest Arkansas.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits.  The Bank does not advertise for retail deposits outside of its primary market area and management believes that non-residents of Arkansas held an insignificant number of deposit accounts at December 31, 2009.  Services of deposit brokers have been used on a limited basis with less than 2% of deposits at December 31, 2009, obtained through a broker. As of November 19, 2009 and in accordance with the directive from the OTS, the Bank may no longer accept, renew or roll over brokered deposits without the written non-objection of the OTS.  In addition, the Bank plans to use non-brokered institutional internet certificates of deposit as an additional source of funds to augment the retail CD market.

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

	December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 3.00%	$261,933	41.9%	$92,625	15.0%	$2,063	0.3%
3.00% - 3.99%	58,385	9.4	213,847	34.6	66,897	10.6
4.00% - 5.99%	59,019	9.4	77,587	12.5	353,534	56.1
6.00% - 7.99%	—	—	2,435	0.4	3,917	0.6
Total certificate accounts	379,337	60.7	386,494	62.5	426,411	67.6

Transaction accounts:
Savings	24,983	4.0	23,019	3.7	25,088	4.0
Money market accounts	53,597	8.6	45,022	7.3	51,424	8.2
Checking accounts	166,707	26.7	163,468	26.5	127,491	20.2
Total transaction accounts	245,287	39.3	231,509	37.5	204,003	32.4
Total deposits	$624,624	100.0%	$618,003	100.0%	$630,414	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2009		2008		2007
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Savings accounts	$25,212	0.10%	$24,665	0.12%	$26,512	0.57%
Money market accounts	47,598	0.90	48,974	1.84	51,484	2.89
Checking accounts with interest	138,852	0.89	127,627	1.36	102,406	1.83
Checking accounts - noninterest	28,044	—	29,286	—	33,298	—
Certificates of deposit	385,226	3.02	399,256	4.00	425,024	4.81
Total deposits	$624,932	2.12%	$629,808	2.95%	$638,724	3.74%

The following table presents, by various interest rate categories, certificates of deposit at December 31, 2009 and 2008, and the amounts at December 31, 2009, which mature during the periods indicated.

	December 31,		Amounts at December 31, 2009 Maturing in the 12 Months Ending December 31,
	2009	2008	2010	2011	2012	Thereafter
	(In Thousands)
Certificate accounts:
Less than 3.00%	$261,933	$92,625	$197,816	$47,726	$13,468	$2,923
3.00% - 3.99%	58,385	213,847	35,490	13,627	5,300	3,968
4.00% - 5.99%	59,019	77,587	19,701	16,509	10,914	11,895
6.00% - 7.99%	—	2,435	—	—	—	—
Total certificate accounts	$379,337	$386,494	$253,007	$77,862	$29,682	$18,786

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2009 by time remaining to maturity.

Amount
(In Thousands)
Period Ending:
March 31, 2010	$33,005
June 30, 2010	27,894
September 30, 2010	9,866
December 31, 2010	19,089
After December 31, 2010	43,849
Total certificates of deposit with balances of $100,000 or more	$133,703

Borrowed funds.  The Bank utilizes FHLB advances in its normal operating and investing activities.  The Bank pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and certain qualifying investment securities.  Pledged collateral is held in the custody of the FHLB.  Currently, based on the Bank’s restricted status with FHLB, the Bank may borrow only short-term FHLB advances with maturities up to thirty days.

At December 31, 2009, the Bank’s additional borrowing capacity with the FHLB was $37.1 million, comprised of qualifying loans collateralized by first-lien one- to four-family residences with a collateral value of $67.5 million and qualifying investment securities with a collateral value of $29.1 million less outstanding advances at December 31, 2009 of $59.5 million.

In April 2008, based on the FHLB rating criteria, the Bank was notified of the replacement of our FHLB blanket lien with a restricted custody collateral arrangement, whereby the FHLB has custody and endorsement of the loans that collateralize our outstanding borrowings with the FHLB.  Qualifying loans (i) must not be 90 days or more past due; (ii) must not have been in default with the most recent twelve-month period, unless such default has been cured in a manner acceptable to the FHLB; (iii) must relate to real property that is covered by fire and hazard insurance in an amount at least sufficient to discharge the mortgage loan in case of loss and as to which all real estate taxes are current; (iv) must not have been classified as substandard, doubtful, or loss by the Bank’s regulating authority or the Bank; and (v) must not secure the indebtedness to any director, officer, employee, attorney, or agent of the Bank or of any FHLB.  The FHLB currently allows an aggregate collateral value on the qualifying loans of approximately 75% of the outstanding balance of the loans pledged to the FHLB. The collateral value of the investment securities is based on the market value of the securities with a discount of approximately 2%.

Borrowings from the FHLB at December 31, 2009, have maturity dates and weighted average rates as follows:

Year Ending December 31,	Weighted Average Rate	Amount
		(Dollars in Thousands)
2010	1.46%	$41,353
2011	3.14	11,514
2012	2.23	3,570
2013	0.66	2,168
2014	4.16	114
Thereafter	4.35	827
Total	1.85%	$59,546

The following table sets forth information with respect to the Company’s borrowings at and during the periods indicated.

	At or For the Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Maximum balance	$82,182	$104,100	$120,305
Average balance	67,793	92,544	94,481
Year end balance	59,546	92,212	82,087
Weighted average interest rate:
At end of year	1.85%	3.05%	4.53%
During the year	2.93%	3.84%	4.56%

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes.  Under the terms of the Bank Order, the Bank shall not engage in any transaction with an affiliate unless the Bank has complied with the notice requirements of 12 CFR 563.41(c)(4), including providing written notice to the OTS at least 30 days before entering into a transaction with an affiliate or a subsidiary. The written notice must include a full description of the transaction. If the OTS does not object during the 30-day period, the savings association may proceed with the proposed transaction.  The Bank’s only subsidiary, First Harrison Service Corporation (the “Service Corporation”), was formed in 1971.  At December 31, 2009, the Service Corporation was inactive.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2009, the Bank was in compliance with the above restrictions.  The Company Order prohibits the Company from engaging in transactions with the Bank except exempt transactions under 12 CFR 223 and intercompany cost-sharing transactions and tax sharing transactions without the prior written non-objection of the OTS.

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

The Bank

General.  The OTS has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC.  The last regulatory examination of the Bank by the OTS was completed in December 2009.  Federal laws and regulations prescribe the investment and lending authority of savings institutions, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.

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

Insurance of Accounts.  Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”).

FDIC insurance expense totaled $1.7 million, $374,000, and $76,000 in 2009, 2008, and 2007, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality

Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Bank received a one-time assessment credit of $592,000 to be applied against future deposit insurance assessments, subject to certain limitations. This credit was utilized to offset $452,000 of deposit insurance assessments during 2007 and $140,000 of assessments during 2008. The assessment credits were mostly utilized for assessments through June 30, 2008.

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

On December 16, 2008, the FDIC approved the final rule to raise the risk-based deposit insurance assessment rates uniformly by seven basis points for the first quarter of 2009 assessment period beginning on January 1, 2009.  On February 26, 2009, the FDIC approved the final rule to raise the assessment rates for the assessment period beginning on April 1, 2009 and subsequent assessment periods.  The new assessment scheme differentiates between risk profiles and requires riskier institutions to pay higher assessment rates based on classification into one of four risk categories.  Initial base assessment rates increase to between 12 and 45 basis points, depending on the risk category.  Such initial base assessment rates are subject to adjustment such that the total assessment rate could range from 7 to 77.5 basis points on an annual basis.

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

On November 12, 2009, the FDIC adopted a final rule pursuant to which insured depository institutions will be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. This pre-payment was due on December 30, 2009. Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period is calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. The Bank received an exemption from this prepayment requirement due to its potential impact on the Bank’s liquidity position.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years. Therefore, the reserve ratio may continue to decline. These developments have caused the premiums assessed on us by the FDIC to increase and materially increase FDIC insurance expense. We are unable to predict the effect on the Bank and the Company in future periods if the FDIC materially increases the premium charged.

Temporary Liquidity Guarantee Program.  On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust  Accounts held at participating FDIC- insured institutions through December 31, 2009 (the Transaction Account Guarantee Program, or “TAG” Program). On December 5, 2008, the Company elected to participate in both the debt guarantee and TAG programs. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points annualized collected quarterly on amounts in covered accounts exceeding $250,000.

The TAG program, originally set to expire on December 31, 2009, was extended through June 30, 2010 and modified such that assessments beginning on January 1, 2010 were increased to range from 15 to 25 basis points based on an insured depository institution’s risk profile.  In April 2010, the FDIC adopted an interim rule to extend and amend the TAG Program. The TAG Program was extended to December 31, 2010 with the possibility of an additional 12 month extension through December 31, 2011 without further rulemaking upon a determination that continuing economic difficulties warrant such an extension.  This most recent extension of the TAG Program also requires assessment based on average daily account balances and reduces the maximum rate for qualifying NOW accounts to no higher than .25%, as well as providing an irrevocable, one-time opportunity for insured depository institutions to opt out of the program, effective July 1, 2010.  The Bank does not intend to opt out of the TAG Program.

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

At December 31, 2009, the Bank’s tangible, core and risk-based capital ratios were 5.75%, 5.75% and 9.97%, respectively, which exceeded the applicable capital requirements of 1.5%, 4.0% and 8.0% by 4.25%, 1.75% and 1.97%, respectively.  Effective May 2009, the Bank agreed with its primary regulator, the OTS, to maintain a core capital ratio of at least five percent and a risk-based capital ratio of at least ten percent.  The Bank’s risk-based capital was not in compliance with this requirement as of December 31, 2009.

As a result of the Bank Order, the Bank is required to raise its tier 1 core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2010.  At December 31, 2009, we did not meet these requirements and would have needed approximately $16.5 million in additional capital based on our assets at such date to meet these requirements. Currently, the Company intends to raise capital in the third or fourth quarter of 2010 to raise the necessary capital to comply with the requirements of the Orders.

Prompt Corrective Action.  The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institutions degree of undercapitalization.  The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.”  Critically undercapitalized institutions have a ratio of tangible equity to total assets (as defined) of 2% or less, or otherwise fails to meet the critical capital levels (as defined). OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The capital plan must include a guarantee by the institution’s holding company, capped at the lesser of 5.0% of the institution’s assets when it was on notice that it was undercapitalized, or the amount necessary to restore it to adequately capitalized status when it initially fails to comply with its capital restoration plan. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  Under various circumstances, the OTS also can take one or more of a number of further supervisory actions against an institution that is not at least adequately capitalized, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2009, the Bank had total risk-based, tier 1 risk-based, and tier 1 leverage ratios of 9.97%, 8.67% and 5.75% which would have satisfied the “adequately capitalized” criteria set forth in the table above.  The OTS may reclassify an institution to a lower capital category based on various supervisory criteria.  An “adequately capitalized” institution is subject to restrictions on deposit rates under the FDIC’s brokered deposit rule which covers, in some circumstances, deposits solicited directly by the institution.

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

Currently, the QTL test requires either (i) that a savings association qualifies as a domestic building and loan association as defined in Section 7701 (a)(19) of the Internal Revenue Code of 1986, as amended, (“Code”) or (ii) that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; educational loans; small business loans; loans made through credit cards or credit card accounts; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC.  In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; investments in a service corporation that derives at least 80% of its gross revenues from activities related to domestic or manufactured residential housing; 200% of the amount of loans and investments in “starter homes”; 200% of the amount of certain loans in “credit-needy” areas; loans for the purchase, construction, development, or improvements of “community service facilities” not in credit-needy areas; loans for personal, family, or household purchases (other than those in the includable without limit category); and stock issued by the FHLMC or the FNMA.  Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution’s total assets.  At December 31, 2009, the qualified thrift investments of the Bank were approximately 76.3% of its portfolio assets.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At December 31, 2009, the Bank had $59.5 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the sum of 0.06% of total assets as of the previous December 31 and 4.10% of outstanding advances.  At December 31, 2009, the Bank had $3.1 million in FHLB stock, which was in compliance with this requirement.  No ready market exists for such stock and it has no quoted market value.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits.  As of December 31, 2009, no reserves were required to be maintained on the first $10.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.5 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% against all remaining net transaction accounts.  Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.

Regulatory Enforcement Actions

On April 12, 2010, the Company and the Bank each consented to a Cease and Desist Order issued by the OTS. The Orders became effective on April 14, 2010.

The Company Order, among other things, provides that:

•                  By June 30, 2010, the Company shall submit to the OTS a written capital plan to preserve and enhance the capital of the Company and the Bank to ensure that the Bank complies with the capital requirements imposed by the Bank Order.  At a minimum, the plan shall: (i) address the requirements and restrictions imposed by the Orders; (ii) detail the Company’s capital preservation and enhancement strategies; (iii) identify specific sources of additional capital and the timeframes and methods by which additional capital will be raised; (iv) establish an alternative strategy, which includes, but is not limited to, seeking a merger or acquisition partner for the Company and/or the Bank to be implemented if the primary strategy to raise additional capital is unsuccessful; and (v) require management to submit monthly reports to the Board regarding the Company and the Bank’s compliance with their respective capital plans.

•                  By June 30, 2010, the Company shall submit to the OTS a business plan for the remainder of the calendar year 2010 and calendar years 2011 and 2012 that is acceptable to the OTS Regional Director.  At a minimum, the plan shall include: (i) actions to address the requirements contained in the Order issued to the Company and the comments contained within the Company’s most recent examination by the OTS; (ii) strategies for capital enhancement with the capital maintenance requirements of the foregoing capital plan; (iii) plans and strategies to strengthen and improve the consolidated Company’s operations, earnings and profitability; (iv) a detailed discussion of the Company’s current financial position and resources; (v) quarterly pro forma financial projections; (vi) identification of all relevant assumptions and documentation; (v) a contingency plan that addresses, under different, progressively stressed economic environments: projected short and long-term sources of liquidity and cash flow; the payment of the Company’s operating expenses; and the payment of dividends on preferred stock without reliance on capital distributions or any other payments from the Bank.

•                  Effective immediately, the Company shall not declare or pay any cash dividends or capital distributions on the Company’s stock or repurchase such shares without the prior written non-objection of the OTS.

•                  Effective immediately, the Company shall not issue a new class of stock or change the terms of any existing classes of stock, or convert any class of stock into another class of stock without the prior written non-objection of the OTS.

•                  Effective immediately, the Company shall not incur, renew or increase any debt without the prior written non-objection of the OTS.

•                  Effective immediately, the Company shall not enter into, renew, extend or revise any contractual arrangements related to compensation or benefits with any director or senior executive officer of the Company without first providing OTS prior written notice.

•                  Effective immediately, the Company shall not make any “golden parachute payment” or any prohibited indemnification payment unless the Company complies with 12 C.F.R. Part 359.

•                  Effective immediately, the Company shall comply with the OTS prior notification requirements for changes in directors and senior executive officers set forth in 12 C.F.R. Part 563, Subpart H.

•                  Effective immediately, the Company shall not engage in any new transactions with the Bank except exempt transactions under 12 C.F.R. 223 and intercompany cost-sharing transactions and tax sharing transactions without the prior written non-objection of the OTS.

The Company Order will remain in effect until terminated, modified or suspended by the OTS.

Among other things, the Bank Order provides that:

•                  No later than December 31, 2010, the Bank shall achieve and maintain a Tier 1 (Core) Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 12.0%.

•                  By June 30, 2010, the Bank shall submit to the OTS a written capital plan to achieve and maintain the foregoing capital levels.  At a minimum, the plan shall address: (i) the amount of additional capital that will be necessary to meet the foregoing capital levels under different, progressively stressed economic environments; (ii) the requirements and restrictions imposed by the Order and the Bank’s most recent examination; (iii) the Bank’s level of classified assets, allowance for loan and lease losses (“ALLL”), earnings, asset concentrations, liquidity needs, and trends in these areas;  (iv) current and projected trends in real estate market conditions; (v) the Bank’s capital preservation and enhancement strategies; and (vi) identify specific sources of additional capital and the timeframes and methods by which additional capital will be raised.

•                  In the event the Bank fails to meet the capital requirements of the Order, fails to comply with the capital plan or at the request of the OTS, the Bank shall prepare and submit a contingency plan to the OTS within 30 days of such event. The contingency plan shall detail actions to be taken to achieve either a merger or acquisition of the Bank by another depository institution or a voluntary liquidation of the Bank.

•                  Effective immediately, the Bank shall not without the prior written non-objection of the OTS increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter.

•                  By June 30, 2010, the Bank shall submit to the OTS a new business plan and budget for the remainder of the calendar year 2010 and calendar years 2011 and 2012 that is acceptable to the OTS Regional Director.  At a minimum, the plan shall include: (i) plans and strategies to restructure the Bank’s operations, improve earnings, reduce expenses and achieve positive core income; (ii) strategies for ensuring the Bank has the financial and personnel resources necessary to implement and adhere to the plan; (iii) quarterly pro forma financial projections; and (iv) identification of all relevant assumptions made in formulating the plan.

•                  Effective immediately, the Bank shall not accept, renew or roll over any brokered deposit without a specific waiver from the OTS and the FDIC.

•                  Effective immediately, the Bank shall develop an internal system to monitor the interest rates offered on all interest bearing accounts to ensure compliance with 12 C.F.R. 337.6(b).

•                  Effective immediately, the Bank shall review its liquidity position and prepare a daily liquidity report setting forth the uses and sources of funds for the Bank’s operations and cash flow projections for a 180 day period.   The liquidity report is required to be submitted daily to the OTS Regional Director and the Bank’s Asset/Liability Committee.

•                  Effective immediately, the Bank shall not declare or pay dividends or make any other capital distributions without the prior written approval of the OTS.

•                  Effective immediately, the Bank shall not make, purchase, or commit to make or purchase a commercial real estate (CRE) loan or an extension of credit for the purpose of land acquisition, development, and/or construction without the prior written non-objection of the OTS, except for construction of an owner occupied one-to-four family dwelling with at least a 20 percent down payment or that is subject to a binding pre-sold commitment.

•                  Effective immediately, the Bank shall not make, purchase, or refinance or commit to make, purchase, or refinance an extension of credit if any of the proceeds of the loan will be used for the payment of interest on any loan or will be used for the establishment of an interest carry reserve on a loan without the prior written non-objection of the OTS.

•                  Effective immediately, the Bank shall not make or purchase, or commit to make or purchase an extension of credit that is in excess of the supervisory loan-to-value limits set forth in the Appendix to 12 C.F.R. 560.101 without the prior written non-objection of the OTS.

•                  Within twenty-five (25) days after the end of each quarter, beginning with the quarter ended March 31, 2010, the Bank shall submit a written report to the Bank’s Board of Directors setting forth the ALLL analysis for the Bank’s assets and all assumptions used to determine the adequacy of the ALLL, given current economic conditions and the Bank’s risk profile.  The written report is required to be submitted to the OTS Regional Director within thirty (30) days after the end of each quarter.

•                  Effective immediately, the Bank shall evaluate and classify its assets and establish ALLL and specific valuation allowances in accordance with applicable laws, regulations, and regulatory guidance.

•                  Effective immediately, the Bank shall implement and maintain an internal asset review program independent of the loan underwriting and approval functions to identify and grade loans with potential credit weaknesses in accordance with applicable regulations and regulatory guidance regarding internal asset reviews.

•                  By April 1, 2010, the Bank shall engage a qualified independent consultant to perform an on-site internal asset review and analyses of the assets on the Bank’s books as of December 31, 2009, including: (i) all non-owner occupied mortgage loans exceeding two hundred fifty thousand dollars ($250,000); (ii) all other nonhomogeneous loans exceeding five hundred thousand dollars ($500,000); and (iii) all homogeneous loans designated as special mention or watch exceeding five hundred thousand dollars ($500,000). The review shall be completed by May 31, 2010 and the Bank shall submit the consultant’s report to the OTS by June 30, 2010.  The Bank has already engaged a qualified independent consultant to meet this requirement.

•                  By June 30, 2010, the Bank shall submit a comprehensive classified asset reduction plan to reduce classified assets that is acceptable to the OTS Regional Director. At a minimum, such plan shall include: (i) targets for the level of classified assets as a percentage of Tier 1 (Core) capital and ALLL and the timeframe for each such target; (ii) a description of the manner of, and methods for, reducing the Bank’s level of classified assets to the targets set forth therein; and (iii) all relevant assumptions and projections based on different scenarios, and documentation supporting such assumptions and projections.

•                  By June 30, 2010, the Bank shall submit a Loan-to-Value Plan to reduce the aggregate amount of all loans in excess of the supervisory loan-to-value limits set forth in the Appendix to 12 C.F.R. 560.101.  At a minimum, the plan shall include: (i) targets for the aggregate amount of all loans in excess of such supervisory loan-to-value limits; (ii) targets for the aggregate amount of all commercial loans, agricultural loans, multifamily loans, or loans secured by properties other than owner occupied one-to-four family residential properties in excess of such supervisory loan-to-value limits; (iii) a description of the manner of, and methods for, reducing the Bank’s level of loans in excess of such supervisory loan-to-value limits to the targets set forth therein; and (iv) all relevant assumptions and projections based on a best-case scenario, a worst-case scenario, and a most probable case scenario, and documentation supporting such assumptions and projections.

•                  By May 31, 2010, the Bank will submit to the OTS a certified written report regarding the transactions that do not comply with the requirements of 12 U.S.C. 1464 and 12 C.F.R. 560.30, specifically related to all real estate transactions and real estate transfer transactions conducted from January 1, 2008 through January 31, 2010.

•                  By June 30, 2010, the Bank shall submit a plan to divest of any impermissible asset that is acceptable to the OTS Regional Director.

•                  By June 30, 2010, the Bank shall submit a commercial real estate concentration plan to the OTS, subject to OTS Regional Director acceptance, that, at a minimum, addresses: (i) the reduction of the amount of the Bank’s existing CRE loans to two hundred percent (200%) or less of Tier 1 (Core) capital and ALLL; (ii) the reduction of each category of assets within the CRE portfolio to one hundred percent (100%) or less of Tier 1 (Core) capital and ALLL; (iii) the time frames for reaching each such target; and (iv) the assessment, monitoring, and control of the risks associated with the Bank’s CRE portfolio in accordance with applicable regulatory guidance.

•                  Effective immediately, the Bank shall not engage in any new transaction with an affiliate unless the Bank has complied with certain regulatory requirements.

•                  Effective immediately, the Bank shall not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial condition of the Bank or outside the Bank’s normal course of business without obtaining written non-objection from the OTS.

•                  Effective immediately, the Bank shall not enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officer or director unless prior written notice is provided to the OTS.

•                  Effective immediately, the Bank shall not increase any salaries, bonuses or director’s fees or make any other similar payments to directors or senior executive officers without prior written non-objection from the OTS.

•                  Effective immediately, the Bank shall not make any “golden parachute payments” or prohibited indemnification payment unless the Bank has complied with 12 C.F.R. Part 359 and 12 C.F.R. Section 545.121.

•                  Effective immediately, the Bank shall comply with the prior notification requirements for changes in directors and senior executive officers set forth in 12 C.F.R. Part 563, Subpart H.

•                  By April 30, 2010, the Bank shall retain an independent third party consultant acceptable to the OTS Regional Director to conduct a review of supervision of the Bank’s lending operations by the Board and management. At a minimum, the Management Study shall include: (i) the identification of present and future staffing requirements for the Bank’s lending operations; (ii) an evaluation of the performance of management with respect to the Bank’s lending operations, including an assessment of whether compensation is commensurate with job performance and responsibilities in compliance with 12 C.F.R. § 563.161(b); (iii) the establishment of standards by which management’s effectiveness in the Bank’s lending operations will be measured; (iv) an assessment of the adequacy of communication regarding the Bank’s lending operations between management and the Board and the quality and timeliness of reporting to the Board; and (v) recommendations on whether to expand the scope, frequency, and sufficiency of information regarding the Bank’s lending operations provided to the Board by management. By July 30, 2010, the Board shall adopt a written plan to address any identified weaknesses or deficiencies noted in such study. The Bank shall provide such plan to the OTS within fifteen (15) days after the board meeting.

The Bank Order will remain in effect until terminated, modified or suspended by the OTS.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders.  The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  Distribution of a cash dividend by a thrift institution to a shareholder is treated as made:  first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper.  To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves.  As of December 31, 2009, the Bank’s pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

Net Operating Loss Carryovers.  A financial institution may, for federal income tax purposes, carry back net operating losses (“NOLs”) to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after 1997.  At December 31, 2009, the Bank had a $16.7 million NOL for federal income tax purposes, $5.6 million of which will be carried back to the 2007 and 2008 tax years.  The remaining $11.1 million will be carried forward.

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

Deferred Taxes.  A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2009. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with generally accepted accounting principles, a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•                  The Company has a long history of earnings profitability.

•                  The Company is projecting future taxable income sufficient to utilize all net operating loss carryforwards prior to expiration.

•                  Future reversals of certain deferred tax liabilities.

•                  The FRB has indicated that the economy has exited the recession.

As part of its analysis, the Company considered the following negative evidence:

•                  The Company recorded a large net loss in 2009.

•                  The Company did not meet its financial goals in 2009.

•                  The Company may not meet its projections concerning future taxable income.

Since December 31, 2008, the Company’s deferred tax asset has increased significantly, primarily due to additions to the allowance for loan losses and an increase in the net operating loss carryover.  The 2009 federal NOL is expected to be carried back to the 2007 and 2008 tax years resulting in a refund receivable of approximately $1.9 million.  At December 31, 2009, we determined that a valuation allowance relating to both the federal and state portion of our deferred tax asset was necessary. This determination for the state deferred tax asset was based largely on the negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $14.7 million and $3.4 million at December 31, 2009 were recorded for a portion of the federal deferred tax asset and all of the state deferred tax asset, respectively.

Other Matters.  Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans.  Individuals are currently not permitted to deduct interest on consumer loans.  Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.  The Bank’s federal income tax returns for the tax years ended December 31, 2006 forward are open under the statute of limitations and are subject to review by the IRS.  The Company’s 2007 federal income tax return was subject to a limited scope examination by the Internal Revenue Service during the first quarter of 2009.  As a result of the examination, the Company was assessed approximately $45,000, including interest for the 2007 tax year.

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

Item 1A.  Risk Factors

You should carefully consider the following risk factors, as well as other information in this Form 10-K and the information contained in our other filings with the SEC.  You should carefully consider the following risks in light of our current operating environment and regulatory status. The occurrence of any of the events described below could materially adversely affect our liquidity, results of operations and financial condition and our ability to continue as a going concern. Additional risks not presently known by us or that we currently deem immaterial may also have a material adverse impact.

The current economic environment poses significant challenges for the Company and could continue to adversely affect its financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by the Bank and other financial institutions.  Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could continue to have an adverse effect on the Bank’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial services industry.  For example, further deterioration in local economic conditions in the Company’s markets could drive losses beyond that which is provided for in its allowance for loan losses.  The Company may also face the following risks in connection with these events:

•                  Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in deterioration in credit quality of the Bank’s loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business and financial condition.

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

Our failure to comply with applicable regulatory requirements and regulatory enforcement actions could result in further restrictions and enforcement actions.

The Bank is subject to supervision and regulation by the OTS.  As a federally chartered stock savings and loan association, the Bank’s good standing with its regulators is of fundamental importance to the continuation of its business.  As more fully described in Item 1 — “Business — Regulation - Regulatory Enforcement Actions,” on April 12, 2010, the

Company and the Bank both consented to the Orders issued by the OTS.  The Orders require the Company and the Bank to, among other things, file with the OTS an updated business plan and capital plan and submit to the OTS, on a quarterly basis with respect to the business plan and monthly with respect to the capital plan, variance reports related to the plans.  The Order issued to the Bank also substantially restricts the Bank’s lending activities.  We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Orders, and we will incur ongoing expenses attributable to compliance with the terms of the Orders.  In addition, the OTS must approve any deviation from our business plan, which could limit our ability to make any changes to our business, which could negatively impact the scope and flexibility of our business activities.  We cannot predict the further impact of the Orders upon our business, financial condition or results of operations.

Any material failure by the Company and the Bank to comply with the provisions of the Orders could result in further enforcement actions by the OTS. While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Orders, there can be no assurance that the Company or the Bank will be able to comply fully with the Orders, or that efforts to comply with the Orders will not have adverse effects on the operations and financial condition of the Company or the Bank.

For a further discussion of the Company’s and the Bank’s regulatory enforcement actions, see “Business — Regulation - Regulatory Enforcement Actions” beginning on page 1 herein.

Our capital levels currently are not sufficient to achieve compliance with the higher capital requirements we must meet by December 31, 2010.

The Bank Order directs the Bank to raise its tier 1 core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2010.  At December 31, 2009, we did not meet these requirements and would have needed approximately $16.5 million in additional capital based on assets at such date to meet these requirements.  The Company currently does not have any capital available to invest in the Bank.  We are considering various strategies to help us achieve these capital levels by December 31, 2010, but there is no assurance that any capital raising strategy can be completed successfully by that date.  Moreover, any further increases to our allowance for loan losses and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital levels directed by the OTS.  If we fail to meet the required capital levels by December 31, 2010, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions.  The OTS also could direct us to seek a merger partner or to liquidate the Bank.

The decline in the Bank’s capital, in addition to the Company’s loss in 2009 and the significant level of the Bank’s criticized assets, were noted by the Company’s independent registered public accounting firm as primary factors in including an explanatory paragraph in their report as to the uncertainty about the Company’s ability to continue as a going concern.  See Note 2 of the Notes to the Consolidated Financial Statements.

We have a high percentage of nonperforming loans and classified assets relative to our total assets.  If our allowance for loan losses is not sufficient to cover our actual loan losses, our results of operations will be adversely affected.

At December 31, 2009, our nonperforming loans totaled $42.9 million, representing 8.3% of total loans and 5.9% of total assets.  Further, loans which management has classified as substandard totaled $125.5 million, representing 24.6% of total loans and 17.2% of total assets.  At December 31, 2009, our allowance for loan losses was $32.9 million, consisting of $25.4 million of general loan loss allowances and $7.5 million of specific valuation allowances.  The general valuation allowance represents 59.3% of nonperforming loans.  In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses, which could have a material adverse effect on our operating results.

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

• the existence and effect of concentrations of credit; and

• results of regulatory examinations.

Based on those factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, our board of directors and the OTS periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. The OTS’ judgments may differ from those of our management. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, which may be beyond our control, including changes in interest rates, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. The most recent OTS examination was completed in December 2009. While we believe that the allowance for loan losses is adequate to cover current losses, we cannot provide assurances that we will not need to increase our allowance for loan losses or that regulators will not require an increase in our allowance. Either of these occurrences could materially and adversely affect our financial condition and results of operations.

Liquidity needs could adversely affect our results of operations and financial condition.

The Bank’s primary sources of funds are deposits, maturing or called securities, and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, financial condition or regulatory status of the Bank, actions by the OTS and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Those sources may include Federal Home Loan Bank advances, repurchase agreements and the Federal Reserve discount window.  Currently, however, the Bank may only borrow from the Federal Home Loan Bank on a short-term basis.

Our financial flexibility will be constrained if we continue to incur losses and are unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates. We may seek additional debt in the future. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In addition, we may be required to slow or discontinue capital expenditures or make other investments or liquidate assets should those sources not be adequate.

There are increased risks involved with commercial real estate, construction, commercial business and consumer lending activities.

Our loan portfolio includes loans secured by existing commercial real estate.  In addition, our portfolio includes loans for the construction of single-family residential real estate and land development loans.  Commercial real estate and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  Our loan portfolio also includes commercial business loans to small- to medium-sized businesses, which generally are secured by various equipment, machinery and other corporate assets, and a variety of consumer loans, including automobile loans, deposit account secured loans and unsecured loans.  Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.  The Bank’s lending activities are currently restricted as a result of the Orders.  For a further discussion of the Orders, see “Business — Regulation - Regulatory Enforcement Actions.”

We may experience an ownership change which would result in a limitation of the use of our net operating losses.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income.  If we undergo an ownership change in the future as a result of issuances of our common stock or otherwise, our ability to utilize NOLs could be further limited by Section 382 of the Code.  In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.

We may issue additional shares of our common stock in the future, which would dilute your ownership if you did not, or were not permitted to, invest in the additional issuances.

The Bank has been directed by the OTS to raise its tier 1 core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2010.  Had the Bank been required to meet these capital requirements at December 31, 2009, it would have needed additional capital of approximately $16.5 million.  To meet these capital requirements and for other purposes, we expect to seek to raise capital during the third or fourth quarter of 2010.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions.  The OTS also could direct us to seek a merger partner or to liquidate the Bank.  Our certificate of incorporation makes available additional authorized shares of common stock and preferred stock for issuance from time to time at the discretion of our board of directors, without further action by the shareholders, except where shareholder approval is required by law or the Nasdaq Capital Market requirements.  The issuance of any additional shares of common stock, preferred stock, or convertible securities could be substantially dilutive to shareholders of our common stock.  Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, our shareholders may not be permitted to invest in future issuances of our common stock and as a result will be diluted.

Future FDIC insurance premiums or special assessments may adversely impact our earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of approximately $350,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permitted the FDIC to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimated that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level that will be close to or below zero. No additional levies were assessed in 2009.  In addition, the FDIC increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase compared to prior periods.

On November 12, 2009, the FDIC adopted a final rule pursuant to which insured depository institutions will be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. This pre-payment was due on December 30, 2009. Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period is calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  The Bank received an exemption from this prepayment requirement but will pay each quarterly assessment as it becomes due.  The Bank received an exemption from this prepayment requirement due to its potential impact on the Bank’s liquidity position.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years. Therefore, the reserve ratio may continue to decline. These developments have caused the premiums assessed on us by the FDIC to increase and materially increase FDIC insurance expense. We are unable to predict the effect in future periods if the economic crisis continues.

We are heavily regulated, and that regulation could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the OTS and the FDIC.  Our compliance with these regulations is costly and may restrict some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Over the past year and a half, the U.S. financial regulators responding to directives of the Obama Administration and Congress have intervened on an unprecedented scale. New legislative proposals continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including with respect to compensation, interest rates and the effect of bankruptcy proceedings on consumer real property mortgages. Further, federal and state regulatory agencies may adopt changes to their regulations and/or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulation to us. Compliance with current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance. Additionally, evolving regulations concerning executive compensation may impose limitations on us that affect our ability to compete successfully for executive and management talent.

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

In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.  Because the Company’s customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest earning assets and the weighted average rate paid on our interest bearing liabilities, or interest rate spread, and the average life of our interest earning assets and interest bearing liabilities.  Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.  There can be no assurance that our results of operations would not be adversely affected during any period of changes in interest rates due to a number of factors which can have a material impact on the Bank’s interest rate risk position.  Such factors include among other items, call features and interest rate caps and floors on various assets and liabilities, prepayments, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

The Company is subject to restrictions on its ability to declare or pay dividends and repurchase its shares as a result of its participation in the Treasury’s Troubled Asset Relief Program Capital Purchase Program.  The Company and the Bank are prohibited from paying dividends or repurchasing common stock.

On March 6, 2009, the Company issued to the Treasury for aggregate consideration of $16.5 million (i) 16,500 shares of Series A Preferred Stock and (ii) a Warrant to purchase 321,847 shares of the Company’s Common Stock pursuant to the terms of the Purchase Agreement.  Under the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares is restricted.  Specifically, the Company may not declare dividend payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the Series A Preferred Stock.  In addition, the Company may not increase the dividends on its Common Stock above the amount of the last quarter cash dividend per share declared prior to October 14, 2008, which was $0.16 per share, without the Treasury’s approval until the third anniversary of the investment unless all of the Series A Preferred Stock has been redeemed or transferred.  The Company is currently restricted from making or declaring any payments on its outstanding securities, including the dividends payable on the Series A Preferred Stock, without prior written non-objection from the OTS.  The Company deferred payment of the dividend on the Series A Preferred Stock in the first quarter of 2010.

The Company’s ability to repurchase its shares is also restricted under the terms of the Purchase Agreement.  The Treasury’s consent generally is required for the Company to make any stock repurchases until the third anniversary of the investment by the Treasury unless all of the Series A Preferred Stock has been redeemed or transferred.  Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the Series A Preferred Stock dividends.  Under the Company Order, the Company may not repurchase shares of its common stock without the prior written non-objection of the OTS.

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

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it could significantly affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.  The Bank has never incurred a material security breach nor encountered any significant down time with our outsourced partners.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

At December 31, 2009, the Bank conducted its business from its executive office in Harrison, Arkansas, and nineteen full service offices, all of which are located in Northcentral and Northwest Arkansas.

The following table sets forth information with respect to the offices and other properties of the Bank at December 31, 2009.

Description/Address	Leased/ Owned

1401 Highway 62/65 North Harrison, AR 72601	Owned

200 West Stephenson Harrison, AR 72601	Owned

Corner Central & Willow Harrison, AR 72601	Owned

324 Hwy. 62/65 Bypass Harrison, AR 72601	Owned

210 South Main Berryville, AR 72616	Owned

668 Highway 62 East Mountain Home, AR 72653	Owned

1337 Highway 62 SW Mountain Home, AR 72653	Owned

301 Highway 62 West Yellville, AR 72687	Owned

307 North Walton Blvd. Bentonville, AR 72712	Owned

3300 West Sunset Springdale, AR 72762	Owned

2000 Promenade Boulevard Rogers, AR 72758	Leased (3)

2501 E. Central Ave., Suite 2 Bentonville, AR 72712	Leased(1)

3460 North College Fayetteville, AR 72703	Owned

1303 Hudson Road Rogers, AR 72756	Owned

201 East Henri De Tonti Blvd. Tontitown, AR 72764	Owned

2025 North Crossover Road Fayetteville, AR 72703	Owned

191 West Main Street Farmington, AR 72730	Owned

2030 West Elm Rogers, AR 72756	Owned

1023 East Millsap Road Fayetteville, AR 72703	Owned

3027 Highway 62 East Mountain Home, AR 72653	Owned

1190 East Centerton Boulevard Centerton, AR 72719	Leased (2)

225 N. Bloomington Street, Ste. H Lowell, AR 72745	Owned

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

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business and the matters discussed above.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company’s common stock are traded under the symbol “FFBH” on the Nasdaq Global Market.  At April 12, 2010, the Company had 4,846,785 shares of common stock outstanding and had approximately 1,913 beneficial holders of common stock.

The following table sets forth the dividends declared and the reported high and low end of day closing prices of a share of the Company’s common stock as reported by Nasdaq for the periods indicated.

	Year Ended December 31, 2009			Year Ended December 31, 2008
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$8.25	$3.40	$0.01	$15.49	$11.79	$0.16
June 30	$4.95	$3.77	$0.01	$13.95	$8.65	$0.16
September 30	$4.69	$3.16	$0.01	$9.95	$7.07	$0.16
December 31	$4.10	$2.17	—	$9.89	$7.00	$0.16

Pursuant to the Company Order, the Company may not declare or pay any dividends or capital distributions on its common stock or repurchase such shares without the prior written non-objection of the OTS.

Issuer Purchases of Equity Securities

The Company did not repurchase any securities during the fourth quarter of 2009.  The Company is in its nineteenth announced repurchase program that was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006. Total shares approved to be purchased in this program are 245,197, of which 214,587 had been purchased as of December 31, 2009.  All treasury stock purchases are made under publicly announced repurchase programs.  The repurchase program is currently suspended.  The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the OTS.

Item 6.  Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below and on the following page is not complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands, Except Per Share Data)
Selected Financial Condition Data:
Total assets	$731,070	$795,172	$791,978	$852,475	$852,411
Cash and cash equivalents	22,149	9,367	27,387	35,518	21,109
Investment securities	135,531	136,412	95,590	60,746	56,695
Loans receivable, net	481,542	568,123	601,256	693,095	719,214
Allowance for loan losses	32,908	6,441	5,162	2,572	2,114
Real estate owned, net	35,155	22,385	8,120	3,858	892
Deposits	624,624	618,003	630,414	652,265	611,667
Other borrowings	59,546	92,212	82,087	120,305	158,240
Stockholders’ equity	43,300	73,117	73,663	75,573	77,842

Selected Operating Data:
Interest income	$36,043	$43,947	$50,426	$54,119	$46,085
Interest expense	15,255	22,102	28,184	27,576	19,604
Net interest income	20,788	21,845	22,242	26,543	26,481
Provision for loan losses	44,365	5,710	4,028	1,482	1,101
Net interest income (loss) after provision for loan losses	(23,577)	16,135	18,214	25,061	25,380
Noninterest income	8,117	9,417	7,769	8,222	6,936
Noninterest expense	29,890	23,468	22,995	22,521	20,743
Income (loss) before income taxes	(45,350)	2,084	2,988	10,762	11,573
Income tax provision (benefit)	148	(423)	345	3,379	3,723
Net income (loss)	$(45,498)	$2,507	$2,643	$7,383	$7,850

Earnings (loss) per Common Share:
Basic	$(9.54)	$0.52	$0.54	$1.48	$1.57
Diluted	(9.54)	$0.52	$0.54	$1.44	$1.50

Cash Dividends Declared per Common Share	$0.03	$0.64	$0.64	$0.58	$0.50

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Ratios(1):
Return on average assets	(5.84)%	0.31%	0.32%	0.85%	0.97%
Return on average equity	(57.33)	3.38	3.52	9.40	10.27
Average equity to average assets	10.19	9.24	9.21	9.04	9.46
Interest rate spread(2)	2.98	2.99	2.92	3.19	3.41
Net interest margin(2)	2.99	3.01	2.98	3.29	3.51
Net interest income after provision for loan losses to noninterest expense	(78.88)	68.75	79.21	111.28	122.35
Noninterest expense to average assets	3.84	2.92	2.82	2.59	2.57
Average interest earning assets to average interest bearing liabilities	100.40	100.49	101.68	102.92	103.80
Operating efficiency(3)	103.41	75.07	76.62	64.78	62.07

Asset Quality Ratios(4):

Nonaccrual loans to total assets	5.86	2.83	3.84	2.16	0.60
Nonperforming assets to total assets(5)	10.67	6.77	5.17	2.69	0.89
General allowance for loan losses to classified loans	28.17	12.12	7.45	9.42	14.88
General allowance for loan losses to total loans	4.97	0.61	0.35	0.27	0.24

Capital Ratios(6):
Tangible capital to adjusted total assets	5.75	8.89	9.22	8.76	8.78
Core capital to adjusted total assets	5.75	8.89	9.22	8.76	8.78
Risk-based capital to risk-weighted assets	9.97	13.35	13.20	11.94	12.06

Other Data:
Dividend payout ratio(7)	Note (8)	123.74%	117.71%	39.26%	32.19%
Full service offices at end of period	20	20	18	18	16

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

(5)         Nonperforming assets consist of nonperforming loans, net of specific valuation allowances, and real estate owned (“REO”).  Nonperforming loans consist of nonaccrual loans, net of specific valuation allowances, accruing loans 90 days or more past due and restructured loans.

(6)         Capital ratios are end of period ratios for First Federal Bank.

(7)         Dividend payout ratio is the total common stock dividends declared divided by net income available to common shareholders.

(8)         Dividend payout ratio is not meaningful for 2009 due to the Company’s net loss.

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

The Bank is a federally chartered stock savings and loan association that was formed in 1934.  First Federal conducts business from its main office and nineteen full-service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. The Bank’s focus will continue in this six county area.    The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. However, the Bank is currently subject to comprehensive lending restrictions as a result of the provisions of the Bank Order.  For a further description of the Orders, see Item 1. “Business — Regulation — Regulatory Enforcement Matters.”  Other financial services include investment products offered through First Federal Investment Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, e-statements, bill payment and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

First Federal’s lending focus has traditionally been on permanent residential real estate.  However, between 2003 and 2005, an increased emphasis was placed on commercial real estate lending and construction lending based on opportunities in Washington and Benton counties.  Beginning in late 2005, we reduced our focus on construction lending due to an oversupply of homes and lots in Northwest Arkansas.  While oversupply continues to be a significant issue, the market in Northwest Arkansas continues to outperform the national and state economies with lower unemployment and continued population growth. Washington and Benton County are the headquarters of the state’s two largest employers, Wal-Mart and Tyson Foods.  These employers attract suppliers who establish offices in the area and create jobs, which fosters demand for housing and office space.  As of December 2009, unemployment in the Fayetteville/Springdale/Rogers metro area was 5.7% (not seasonally adjusted), compared to the Arkansas rate of 7.6% and the U.S. rate of 10.0%, both seasonally adjusted.

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

Like many banks, First Federal Bank’s greatest challenge in this economic environment is reducing the level of nonperforming assets and managing both interest rate risk and asset quality.  We strive to maintain the asset quality of our loan portfolio at acceptable levels through sound underwriting procedures, including the use of credit scoring; a thorough loan review function; active collection procedures for delinquent loans; and, in the event of repossession, prompt and efficient liquidation of real estate, automobiles and other forms of collateral.   We have experienced a significant increase in nonperforming assets, primarily due to the housing market oversupply issue in Northwest Arkansas as well as the downturn in the general economy.  We attempt to work with troubled borrowers to return their loans to performing status where possible. However, given current market conditions, the trend of increasing nonperforming assets may continue for the foreseeable future.  Both the board of directors and senior management place a high priority on reducing our nonperforming assets and managing asset quality.

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

In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding market conditions and their impact on the loan portfolio.  In the event the economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral dependent and for real estate owned, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.  During 2009, these factors significantly impacted our allowance for loan losses and real estate owned.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. We evaluate our deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors. Accordingly, we have included the assessment of a deferred tax asset valuation allowance as a critical accounting policy.

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between December 31, 2009 and 2008 are presented in the following table (dollars in thousands).  Material changes between periods are discussed in the sections that follow the table.

	December 31,	December 31,	Increase	Percentage
	2009	2008	(Decrease)	Change
ASSETS
Cash and cash equivalents	$22,149	$9,367	$12,782	136.5%
Investment securities held to maturity	135,531	136,412	(881)	(0.7)
Federal Home Loan Bank stock	3,125	4,825	(1,700)	(35.2)
Loans receivable, net	481,542	566,537	(84,995)	(15.0)
Loans held for sale	1,012	1,586	(574)	(36.2)
Accrued interest receivable	4,229	6,701	(2,472)	(36.9)
Real estate owned, net	35,155	22,385	12,770	57.1
Office properties and equipment, net	23,567	24,694	(1,127)	(4.6)
Prepaid expenses and other assets	24,760	22,665	2,095	9.2

TOTAL	$731,070	$795,172	$(64,102)	(8.1)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$624,624	$618,003	$6,621	1.1
Other borrowings	59,546	92,212	(32,666)	(35.4)
Other liabilities	3,600	11,840	(8,240)	(69.6)

Total liabilities	687,770	722,055	(34,285)	(4.8)

STOCKHOLDERS’ EQUITY	43,300	73,117	(29,817)	(40.8)

TOTAL	$731,070	$795,172	$(64,102)	(8.1)%

BOOK VALUE PER COMMON SHARE	$5.59	$15.09

COMMON EQUITY TO ASSETS	3.7%	9.2%

TOTAL EQUITY TO ASSETS	5.9%	9.2%

Loans Receivable.  Changes in loan composition between December 31, 2009 and 2008 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2009	2008	(Decrease)	% Change

One- to four-family residences	$235,990	$241,735	$(5,745)	(2.4)%
Home equity and second mortgage	27,022	31,712	(4,690)	(14.8)
Multifamily	27,987	24,147	3,840	15.9
Commercial real estate	104,618	115,935	(11,317)	(9.8)
Land	41,405	50,510	(9,105)	(18.0)
Construction:
One- to four-family residences	7,102	8,450	(1,348)	(16.0)
Speculative one- to four-family residences	8,849	17,096	(8,247)	(48.2)
Multifamily	14,178	15,016	(838)	(5.6)
Commercial real estate	9,717	18,297	(8,580)	(46.9)
Land development	9,449	18,457	(9,008)	(48.8)
Total mortgage loans	486,317	541,355	(55,038)	(10.2)

Commercial	14,575	21,922	(7,347)	(33.5)

Automobile	6,810	8,631	(1,821)	(21.1)
Other	11,052	12,291	(1,239)	(10.1)
Total consumer	17,862	20,922	(3,060)	(14.6)

Total loans receivable	518,754	584,199	(65,445)	(11.2)
Undisbursed loan funds	(4,327)	(11,750)	7,423	(63.2)
Unearned discounts and net deferred loan costs	23	529	(506)	(95.7)
Allowance for loan losses (1)	(32,908)	(6,441)	(26,467)	410.9

Loans receivable, net	$481,542	$566,537	$(84,995)	(15.0)%

(1)          The allowance for loan losses at December 31, 2009 and December 31, 2008, is comprised of specific valuation allowances of $7.5 million and $2.9 million, respectively, and general valuation allowances of $25.4 million and $3.5 million, respectively.

The decrease in the Bank’s loan portfolio was primarily due to a decrease in loan originations as a result of continued softening of the housing market in the Bank’s market area and transfers of nonperforming loans to REO, net of loans to facilitate sales of REO, as well as additional allowance for loan loss provision during the year. Market data indicates an overall decrease in home sales in Benton and Washington counties in 2009, 2008 and 2007.  Although the Northwest Arkansas region’s economy continues to experience population growth and a relatively good job market, the supply of new residential lots and new speculative homes for sale continues to outpace demand.  We expect this trend to continue for the foreseeable future given the level of oversupply in the market.

Allowance for Loan Losses.  The composition of the allowance for loan losses by component and category as of December 31, 2009 and December 31, 2008 is presented below (in thousands):

	December 31, 2009			December 31, 2008
	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio
One- to four-family residential	$405	$4,031	1.66%	$149	$353	0.14%
Home equity and second mortgage	305	1,384	5.18	30	320	1.01
Speculative one- to four-family construction	120	764	8.75	5	148	0.87
Multifamily residential	547	3,368	8.09	—	48	0.12
Land development	70	1,110	11.83	1,057	526	3.02
Land	3,923	4,665	12.45	420	449	0.90
Commercial real estate	1,708	7,368	6.54	160	336	0.25
Commercial loans	291	2,286	16.00	964	1,056	5.04
Consumer loans	107	456	2.57	131	289	1.39
	$7,476	$25,432	4.97%	$2,916	$3,525	0.61%

Changes in the composition of the allowance for loan losses between December 31, 2009 and 2008 are presented in the following table (in thousands).

	December 31,
	2009	2008	Increase
General	$25,432	$3,525	$21,907
Specific	7,476	2,916	4,560
Total	$32,908	$6,441	$26,467

The general component of the allowance for loan losses increased primarily due to increases in the loss factors applied to the various allowance categories partially offset by decreases in certain of the related loan balances.  These loss factors were increased due to the recent loss history on these types of loans as well as delinquency trends, the level of classified assets and economic factors such as unemployment, bankruptcy trends and home sale data.  The specific component of the allowance for loan losses increased primarily due to allowances established since December 31, 2008 on land loans and commercial real estate loans.  See “Asset Quality.”

Investment Securities.  Changes in the composition of investment securities held to maturity between December 31, 2009 and 2008 are presented in the following table (in thousands).

	December 31,		Increase
	2009	2008	(Decrease)
U.S. Government and agency obligations	$110,051	$116,847	$(6,796)
Municipal securities	25,480	19,565	5,915
Total	$135,531	$136,412	$(881)

During 2009, investment securities totaling approximately $121.4 million with a weighted average tax equivalent yield of 5.15% were purchased and $122.3 million with a weighted average tax equivalent yield of 5.56% matured or were called.

Federal Home Loan Bank Stock.  FHLB stock decreased by approximately $1.7 million due to decreased balance requirements related to the FHLB advances.

Accrued Interest Receivable.  The decrease in accrued interest receivable was primarily due to the decrease in loans receivable balance as well as a decrease in the loan yield and the number of days accrued at December 31, 2009 compared to December 31, 2008.

Real Estate Owned, net.  Changes in the composition of real estate owned between December 31, 2009 and December 31, 2008 are presented in the following table (dollars in thousands).

	December 31, 2008	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Gain (Loss)	December 31, 2009
One- to four-family residential	$3,436	$8,987	$(1,064)	$(802)	$(137)	$10,420
Speculative one- to four-family	4,310	2,931	(454)	(3,505)	(312)	2,970
Multifamily	—	881	(113)	(174)	(49)	545
Land	13,314	4,773	(3,792)	(488)	1	13,808
Commercial real estate	1,325	6,956	(801)	(24)	(44)	7,412
Total	$22,385	$24,528	$(6,224)	$(4,993)	$(541)	$35,155

(1)          Net sales proceeds include $2.0 million of loans made by the Bank to facilitate the sale of real estate owned.

Deposits.  Changes in the composition of deposits between December 31, 2009 and 2008 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2009	2008	(Decrease)	% Change

Checking accounts	$166,707	$163,468	$3,239	2.0%
Money market accounts	53,597	45,022	8,575	19.1
Savings accounts	24,983	23,019	1,964	8.5
Certificates of deposit	379,337	386,494	(7,157)	(1.9)

Total deposits	$624,624	$618,003	$6,621	1.1%

Deposits increased in the comparison period, primarily due to an increase in checking and money market accounts offset by a decrease in certificates of deposit. The Bank focused its marketing efforts to increase checking accounts by offering a checking product which has a higher interest rate than the Bank’s other checking account products.  To earn the maximum rate under the new product, customers must qualify based on usage of electronic banking services such as debit card transactions, e-statements, and direct deposits or automatic payments. The Bank will continue to promote checking accounts as they are an attractive source of funds for the Bank as they offer overall low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Other Borrowings.  The Bank experienced a $32.7 million or 35.4% decrease in FHLB of Dallas and Federal Reserve Bank borrowings during the year. The balance of FHLB of Dallas advances at December 31, 2009 of $59.5 million consisted of $47.5 million of fixed rate advances with an average cost of 2.20% and $12.0 million of floating rate advances with an average cost of 0.37%.  The Bank did not have any Federal Reserve Bank overnight borrowings at December 31, 2009.

Other Liabilities.  Other liabilities decreased primarily due to a decrease in investment security purchases which settled after period end of $9.0 million at December 31, 2008 and none at December 31, 2009.

Stockholders’ Equity.  Stockholders’ equity decreased approximately $29.8 million from December 31, 2008 to December 31, 2009.  The decrease in stockholders’ equity was primarily due to a net loss of $45.5 million during 2009 offset by the issuance of 16,500 shares of preferred stock totaling $16.5 million.  In addition, dividends on common shares of approximately $145,000 and preferred dividends of approximately $675,000 were paid or accrued.  See the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007 contained herein for more detail.

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

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable(1)	$549,211	$29,491	5.37%	$583,063	$36,799	6.31%	$649,062	$45,473	7.01%
Investment securities(2)	136,447	6,532	4.79	127,100	6,760	5.32	78,831	4,071	5.16
Other interest earning assets	9,866	20	0.20	15,708	388	2.47	17,630	882	5.00
Total interest earning assets	695,524	36,043	5.18	725,871	43,947	6.05	745,523	50,426	6.76
Noninterest earning assets	83,337			76,875			68,478
Total assets	$778,861			$802,746			$814,001
Interest bearing liabilities:
Deposits	$624,932	13,272	2.12	$629,808	18,549	2.95	$638,724	23,873	3.74
Other borrowings	67,793	1,983	2.93	92,544	3,553	3.84	94,481	4,311	4.56
Total interest bearing liabilities	692,725	15,255	2.20	722,352	22,102	3.06	733,205	28,184	3.84
Noninterest bearing liabilities	6,780			6,201			5,787
Total liabilities	699,505			728,553			738,992
Stockholders’ equity	79,356			74,193			75,009
Total liabilities and stockholders’ equity	$778,861			$802,746			$814,001

Net interest income		$20,788			$21,845			$22,242
Net earning assets	$2,799			$3,519			$12,318
Interest rate spread			2.98%			2.99%			2.92%
Net interest margin			2.99%			3.01%			2.98%
Ratio of interest earning assets to interest bearing liabilities			100.40%			100.49%			101.68%

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

	Year Ended December 31,
	2009 vs. 2008
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(2,136)	$(5,490)	$318	$(7,308)
Investment securities	497	(675)	(50)	(228)
Other interest earning assets	(144)	(356)	132	(368)
Total interest earning assets	(1,783)	(6,521)	400	(7,904)

Interest expense:
Deposits	(144)	(5,173)	40	(5,277)
Other borrowings	(950)	(846)	226	(1,570)
Total interest bearing liabilities	(1,094)	(6,019)	266	(6,847)
Net change in net interest income	$(689)	$(502)	$134	$(1,057)

	Year Ended December 31,
	2008 vs. 2007
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(4,624)	$(4,508)	$458	$(8,674)
Investment securities	2,493	122	74	2,689
Other interest earning assets	(96)	(447)	49	(494)
Total interest earning assets	(2,227)	(4,833)	581	$(6,479)

Interest expense:
Deposits	(333)	(5,062)	71	(5,324)
Other borrowings	(88)	(684)	14	(758)
Total interest bearing liabilities	(421)	(5,746)	85	(6,082)
Net change in net interest income	$(1,806)	$913	$496	$(397)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands).  Specific changes in captions are discussed following the table.

	Year Ended December 31,			Dollar Change		Percentage Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007	2009 vs 2008	2008 vs 2007
Interest income:
Loans receivable	$29,491	$36,799	$45,473	$(7,308)	$(8,674)	(19.9)%	(19.1)%
Investment securities	6,532	6,760	4,071	(228)	2,689	(3.4)	66.1
Other	20	388	882	(368)	(494)	(94.9)	(56.0)
Total interest income	36,043	43,947	50,426	(7,904)	(6,479)	(18.0)	(12.9)
Interest expense:
Deposits	13,272	18,549	23,873	(5,277)	(5,324)	(28.5)	(22.3)
Other borrowings	1,983	3,553	4,311	(1,570)	(758)	(44.2)	(17.6)
Total interest expense	15,255	22,102	28,184	(6,847)	(6,082)	(31.0)	(21.6)
Net interest income before provision for loan losses	20,788	21,845	22,242	(1,057)	(397)	(4.8)	(1.8)
Provision for loan losses	44,365	5,710	4,028	38,655	1,682	677.0	41.8
Net interest income (loss) after provision for loan losses	(23,577)	16,135	18,214	(39,712)	(2,079)	(246.1)	(11.4)
Noninterest income:
Deposit fee income	5,293	5,413	4,989	(120)	424	(2.2)	8.5
Gain on sale of loans	597	354	823	243	(469)	68.6	(57.0)
Other	2,227	3,650	1,957	(1,423)	1,693	(38.9)	86.5
Total noninterest income	8,117	9,417	7,769	(1,300)	1,648	(13.8)	21.2
Noninterest expenses:
Salaries and employee benefits	11,495	12,770	13,231	(1,275)	(461)	(10.0)	(3.5)
Real estate owned, net	8,367	1,946	1,162	6,421	784	330.0	67.5
FDIC insurance premium	1,690	374	76	1,316	298	351.9	392.1
Professional fees	968	504	513	464	(9)	92.1	(1.8)
Advertising and public relations	385	900	1,145	(515)	(245)	(57.2)	(21.4)
Other	6,985	6,974	6,868	11	106	0.1	1.5
Total noninterest expenses	29,890	23,468	22,995	6,422	473	27.4	2.1
Income (loss) before provision for income taxes	(45,350)	2,084	2,988	(47,434)	(904)	(2,276.1)	(30.3)
Income tax provision (benefit)	148	(423)	345	571	(768)	(135.0)	(222.6)
Net income (loss)	$(45,498)	$2,507	$2,643	(48,005)	$(136)	(1,914.8)	(5.2)
Preferred stock dividends and accretion of preferred stock discount	728	—	—	728	—	—	—
Net income (loss) available to common shareholders	$(46,226)	$2,507	$2,643	$(48,733)	$(136)	(1,943.9)%	(5.2)%

Basic earnings (loss) per share	$(9.54)	$0.52	$0.54	$(10.06)	$(0.02)	(1,934.6)%	(3.7)%
Diluted earnings (loss) per share	$(9.54)	$0.52	$0.54	$(10.06)	$(0.02)	(1,934.6)%	(3.7)%

Interest rate spread	2.98%	2.99%	2.92%
Net interest margin	2.99%	3.01%	2.98%

Average full-time equivalents	277	301	303
Full service offices	20	20	18

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

Interest Income.  The decrease in interest income in the 2009 vs. 2008 comparative period was primarily due to a decrease in the average yield earned on loans receivable, as well as a decrease in the average balance of loans receivable.  The decrease in the average yield earned on loans receivable was due to decreases in market interest rates and an increase in the level of nonaccrual loans.  The level of nonaccrual loans and other nonperforming assets will continue to negatively impact interest income, interest rate spread, and net interest margin.  The average balance of loans receivable decreased due to repayments, maturities, charge-offs and transfers to real estate owned, as well as a decrease in loan originations.

The decrease in interest income in the 2008 vs. 2007 period was primarily due to a decrease in the average balance of and average yield earned on loans receivable offset by an increase in the average balance of investment securities.  The decrease in the average yield earned on loans receivable was due to decreases in market interest rates.  The average balance of loans receivable decreased due to repayments, maturities, charge-offs and transfers to real estate owned.

Interest Expense.   The decrease in interest expense in the 2009 vs. 2008 comparative periods was primarily due to a decrease in the average rates paid on deposits and other borrowings and, to a lesser extent, a decrease in the related average balances.  The decrease in the average rates paid on deposit accounts and other borrowings reflects decreases in market interest rates and a shift in deposits from higher rate certificates of deposit to lower rate checking and money market accounts.

The decrease in interest expense in the 2008 vs. 2007 period was primarily due to a decrease in the rates paid on deposits and borrowings.  The decreases in the average rates paid on deposit accounts and borrowings reflect decreases in market interest rates and a shift in deposits from higher rate certificates of deposit to lower rate checking and money market accounts.

Provision for Loan Losses.  The provision for loan losses includes charges to maintain an allowance for loan losses adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date.  Such provision and the adequacy of the allowance for loan losses is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions, including unemployment, bankruptcy trends, vacancy rates, and home sales.

The provision for loan losses increased $38.7 million to $44.4 million in 2009 compared to $5.7 million for 2008.  The increase in the provision for loan losses was primarily due to increases in total nonaccrual loans, the loss factors used in certain allowance categories and an increase in specific loan loss allowances recorded during the year ended December 31, 2009, in each respect due to deteriorating economic conditions.  The increase in the specific allowance was related to an increase in valuation allowances on land loans and commercial real estate loans due to a decrease in the market value of some of the Bank’s nonperforming assets.

The increase in the provision for loan losses in the 2008 vs. 2007 period was primarily due to an increase in loss experience on commercial and land loans, offset by a decrease in losses on land development loans.

Noninterest Income.  The decrease in noninterest income for the 2009 vs. 2008 period was primarily due to a $1.2 million increase in earnings on life insurance policies due to a death benefit claim recorded during the first quarter in 2008 that was not present in the 2009 period.

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

However, in November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.  Because the Company’s customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods.

Gain on sale of loans changed in relation to increases or decreases in originations of loans for sale during the comparison periods.  The activity in loans held for sale is summarized below (in thousands):

	Year Ended December 31,
	2009	2008	2007
Loans held for sale, beginning of period	$1,586	$2,832	$1,099
Originations of loans held for sale	43,971	23,788	59,813
Sales	(44,545)	(25,034)	(58,080)
Loans held for sale, end of period	$1,012	$1,586	$2,832

Gain on sale of loans	$597	$354	$823

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
Salaries	$9,577	$10,267	$10,419	$(690)	$(152)
Payroll taxes	782	844	868	(62)	(24)
Insurance	610	673	673	(63)	—
401(k) (1)	38	303	309	(265)	(6)
Defined benefit plan contribution	343	518	761	(175)	(243)
Other	145	165	201	(20)	(36)
Total	$11,495	$12,770	$13,231	$(1,275)	$(461)

(1)  Represents Company matching contributions on the 401(k) Plan.  Effective February 16, 2009, the Company discontinued its matching contributions to the 401(k) Plan.

2009 vs. 2008

The decrease in salaries and employee benefits was primarily due to a reduction in full time equivalent employees as well as cessation of the Company’s 401(k) matching contribution in February 2009.

2008 vs. 2007

The decrease in salaries and employee benefits was primarily due to a reduction in overtime and incentive compensation. The decrease in the defined benefit plan contribution was due to a change in the benefit formula during 2008.

Real estate owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
Loss provisions	$6,224	$1,042	$494	$5,182	$548
Net loss on sales	960	184	188	776	(4)
Taxes and insurance	635	401	201	234	200
Other	548	319	279	229	40
Total	$8,367	$1,946	$1,162	$6,421	$784

During 2009, the Bank took steps to reduce real estate owned by reducing the list prices of certain assets.  As a result, the Bank recorded $6.2 million in write downs during the year, $3.8 million of which were related to land and land development loans.

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

FDIC Insurance Premium.  FDIC insurance increased during the 2009 period due to assessment credits which were available to partially offset FDIC premium expense in the first quarter of 2008 and all of 2007 as well as due to an increase in the premium rate for 2009.  Further, in the second quarter of 2009, the FDIC imposed a five basis point special assessment, which resulted in additional expense of $350,000 in that period.  FDIC premium expense is expected to continue to increase due to a change in the Bank’s risk category and further depletions to the DIF.

Professional Fees.  Professional fees increased during 2009 primarily due to legal fees related to the issuance of the Company’s Series A Preferred Stock to the U. S. Treasury as well as legal fees associated with the resolution of nonaccrual loans.

Advertising and Public Relations.  The decrease in 2009 was primarily related to a decrease in direct mail, print media, and broadcast media advertising as well as a decrease in expenses related to the “Thank You” gift program that was discontinued in September 2008.  The decrease in advertising for the 2008 vs. 2007 period was primarily due to a decrease in direct mail advertising.

Income Taxes.

2009 vs. 2008

The income tax provision increased primarily due to the establishment of a valuation allowance related to the deferred tax asset during the year ended December 31, 2009.

2008 vs. 2007

The income tax benefit increased during the period primarily due to an increase in nontaxable life insurance earnings.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are contractually obligated to make future minimum payments as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Certificates of deposit maturities	$253,007	$107,544	$12,983	$5,803	$379,337
Other borrowings	$41,353	$15,084	$2,282	$827	$59,546
Lease obligations	$198	$360	$332	$507	$1,397

We are contractually obligated to fund future obligations at maturity as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Unused lines of credit	$9,795	$5,228	$84	$139	$15,246
Unadvanced portion of construction loans	3,615	711	—	—	4,326
Standby letters of credit	472	3,278	—	—	3,750
Loan origination commitments	2,123	—	—	—	2,123

The Company’s primary off-balance sheet commitments are unfunded loan commitments, including unused lines of credit, the unadvanced portion of construction loans, and commercial and standby letters of credit, which have maturity dates rather than payment due dates. These commitments are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Note 16 to the Consolidated Financial Statements for further discussion on these arrangements.

For discussion of regulatory capital requirements, see Note 21, “Regulatory Matters” in the Notes to the Consolidated Financial Statements under Item 8.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is both a daily and long-term function of business management. The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits is not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas.  Borrowings from the FRB discount window may currently be used only when other sources of liquidity are not available to the Bank.

In April 2008, based on the FHLB rating criteria, the Bank was notified of the replacement of its FHLB blanket lien with a restricted custody collateral arrangement, whereby the FHLB has custody and endorsement of the loans that collateralize the Bank’s outstanding borrowings with the FHLB.  Qualifying loans (i) must not be 90 days or more past due; (ii) must not have been in default within the most recent twelve-month period, unless such default has been cured in a manner acceptable to the FHLB; (iii) must relate to real property that is covered by fire and hazard insurance in an amount at least sufficient to discharge the mortgage loan in case of loss and as to which all real estate taxes are current; (iv) must not have been classified as substandard, doubtful, or loss by the Bank’s regulatory authority or the Bank; and (v) must not secure the indebtedness to any director, officer, employee, attorney, or agent of the Bank or of any FHLB.  The FHLB currently allows an aggregate collateral or lendable value on the qualifying loans of approximately 75% of the outstanding balance of the loans pledged to the FHLB.

During 2009, the use of FHLB borrowings decreased by $22.6 million or 27.5%. At December 31, 2009, the Bank’s additional borrowing capacity with FHLB was $37.1 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a collateral value of $67.5 million and qualifying investment securities with a collateral value of $29.1 million less outstanding advances at December 31, 2009 of $59.5 million.  The Bank may transfer additional eligible collateral to the FHLB to provide additional borrowing capacity if needed.  Due to the Bank’s restricted status at the FHLB, the Bank may only borrow short-term FHLB advances with maturities up to thirty days

The Bank was notified in December 2009 by the FRB of various restrictions and collateral requirements.  The Bank is required to pledge collateral with a value of $16 million to secure account transaction settlements.  This collateral is also available to access the secondary discount window if unencumbered for transaction settlement and when other sources of funding are not available to the Bank. In addition, the Bank is required to maintain an account balance at the FRB to cover charges to the Bank’s transaction account to avoid any daylight overdrafts.

The Bank uses qualifying investment securities and qualifying commercial real estate loans as collateral for the discount window and to secure transactions settlements. In September 2008, a subordination agreement was secured with the FHLB based on its blanket lien of commercial real estate loans.  This agreement provides the Bank the ability to pledge commercial real estate loans to the FRB discount window and to secure transaction settlements.  The loan collateral was held by the Bank through the FRB’s Borrower in Custody of Collateral Program until December 2009, when the FRB notified the Bank that custody must be transferred to the FRB.

The FRB will not accept loans that: (i) are 30 days or more past due; (ii) are classified as substandard, doubtful, or loss by the Bank’s regulating authority or the Bank; (iii) are illegal investments for the Bank; (iv) secure the indebtedness to any director, officer, employee, attorney, affiliate or agent of the Bank; or that (v) exhibit collateral and credit documentation deficiencies.  The lendable value of commercial real estate of approximately $16 million at December 31, 2009 was 57% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged.

At December 31, 2009, the Bank had short-term funds availability of approximately $115.9 million or 15.9% of assets consisting of borrowing capacity at the FHLB and the FRB, unpledged investment securities, and overnight funds including the balances maintained at the FRB.  The Bank anticipates it will continue to rely primarily on deposits, loan repayments, repayments of its investment securities and funds provided from operations to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources.

The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities. As of December 31, 2009, the Bank had outstanding commitments to originate loans of $2.1 million, including $1.3 million of loans committed to sell; unadvanced portion of construction loans of $4.3 million; and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $19.0 million.  Scheduled maturities of certificates of deposit for the Bank during the twelve months following December 31, 2009 amounted to $253.0 million.  Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  Management anticipates the Bank will continue to have sufficient funds, through loan repayments, deposits, and borrowings, to meet our current commitments.  This expectation assumes that the FHLB will continue to extend credit based on our borrowing capacity and that core deposits do not experience a substantial decline.

The Bank emphasizes deposit growth and retention throughout our retail branch network to enhance our liquidity position. Effective with the Bank Order in April 2010, the Bank must comply with federal restrictions on the interest rates we may offer to our depositors.  Under these restrictions, we may pay up to 75 basis points over the national average rates set by the FDIC for each deposit product.  Although we do not believe these rate restrictions will have a significant impact on the level of new and existing deposits, we cannot predict the impact on our liquidity.  We have historically paid rates the middle of the market for regular term certificates of deposit and paid above average rates locally for certificates of deposit with special terms.

The Bank is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”) which fully insures noninterest bearing deposit accounts, regardless of dollar amount. This program, originally set to expire on December 31, 2009 was extended to December 31, 2010.  An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis.    We opted into the extension which took effect on January 1, 2010.  During the extension period, an annualized assessment rate between 15 and 25 basis points on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed depending on the institution’s risk category.  At December 31, 2009, the Bank had approximately $4.1 million total deposits included in the TAGP with $1.6 million in excess of $250,000 normal insurance coverage.

As of November 19, 2009 and in accordance with the directive from the OTS, the Bank may no longer accept, renew or roll over brokered deposits without the written non-objection of the regional director of the OTS. The Bank has not relied on brokered deposits as a primary source of funding.  As of December 31, 2009 the Bank had $10.6 million or 1.6% of deposits in brokered deposits.  Approximately $5.0 million of the brokered accounts mature in 2010.  Based on the current minimal level of brokered deposits, management does not anticipate that the restrictions imposed by the OTS on brokered deposits will have a significant impact on the Bank’s liquidity position.

Since December 31, 2009, management has taken additional steps to strengthen the Bank’s liquidity position including the transfer of additional collateral in the form of qualifying one- to four-family loans to the FHLB of Dallas, a decrease in the Bank’s loan portfolio, establishment of a repurchase agreement to utilize our investment portfolio for liquidity, and membership in an internet service in order to bid for non-brokered certificates of deposit as another source of liquidity.

The Bank’s liquidity risk management program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the board of directors and to the OTS.  The program also contains a Contingency Funding Plan that forecasts funding needs and funding sources under different stress scenarios.  The Contingency Funding Plan approved by the board of directors is designed to respond to an overall decline in the economic environment, the banking industry or a problem specific to our Bank.  A number of different contingency funding conditions may arise which may result in strains or expectation of strains in the Bank’s normal funding activities including customer reaction to negative news of the banking industry, in general, or us, specifically.  As a result of negative news, some depositors may reduce the amount of deposits held at the Bank if concerns persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s liquidity, funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that activities of the Federal Reserve Board and the U.S. Department of the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability, and stock price.

For 2009 and 2008, the Company declared dividends of $0.03 and $0.64 per share, respectively.  Future dividend payments are subject to restrictions.  See Part 1. Item 1 “Business — Regulation - Regulatory Enforcement Actions” for further information regarding dividend restrictions.

Since the Company is a holding company and does not conduct operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources.  The Company and the Bank are currently not allowed to declare or pay dividends or make any other capital distributions without the prior written approval of the OTS.

The Company suspended its common stock dividend in the fourth quarter of 2009 and deferred the payment of the dividend for the quarter ending March 31, 2010 on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the Treasury on March 6, 2009 as part of the Capital Purchase Program.  The Company funds its expenses from cash deposits maintained in the Bank and from repayments on the loan to the Bank subsidiary. The deposits in the Bank and the loan to the Bank amounted to $1.3 million at December 31, 2009.   Management believes the Company has sufficient resources to fund expenses throughout 2010.

At December 31, 2009, the Bank’s tangible, core and risk-based capital ratios amounted to 5.75%, 5.75% and 9.97%, respectively, compared to OTS capital adequacy standards of 1.5%, 4% and 8%.  Effective May 2009, the Bank agreed with its primary regulator, the OTS, to maintain a core capital ratio of at least five percent and a risk-based capital ratio of at least ten percent.  The Bank’s risk-based capital was not in compliance with this requirement as of December 31, 2009. Further, the Bank Order requires the Bank to achieve and maintain a tier 1 core capital ratio and total risk-based capital ratio of 8% and 12%, respectively, by December 31, 2010.

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

IMPACT OF NEW ACCOUNTING STANDARDS

See Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

ASSET AND LIABILITY MANAGEMENT

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest earning assets and interest bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.  As of December 31, 2009, the Bank estimates that the ratio of its one-year gap to total assets was a negative 33% and its ratio of interest earning assets to interest bearing liabilities maturing or repricing within one year was 46%.  Due to inherent limitations in any static gap analysis and since conditions change on a daily basis, these measurements may not reflect future results.  A static gap analysis does not include such factors as loan prepayments, interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

The Bank focuses its residential lending activities for loans held in portfolio on the origination of one-, three-, five- and seven-year adjustable rate residential mortgage loans (“ARMs”).  Although adjustable rate loans involve certain risks, including increased payments and the potential for default in an increasing interest rate environment, such loans decrease the risks associated with changes in interest rates.  As of December 31, 2009, $176.1 million or 74.6% of the Bank’s portfolio of one- to four-family residential mortgage loans consisted of ARMs, including $23.1 million in seven-year ARMs. ARMs subject to contractual repricing within one year totaled $33.1 million at an average interest rate of 6.29% at December 31, 2009.

At December 31, 2009, the Bank’s portfolio of variable rate loans tied primarily to the Wall Street Journal Prime Rate (“Prime Rate”) amounted to $45.4 million with an average interest rate of 4.65%.  The interest rate on these loans adjusts at any time the Prime Rate adjusts, subject to interest rate caps or floors on the loans.  Of the $45.4 million, approximately 79% have interest rate floors below 6.0%.  The Prime Rate at December 31, 2009, was 3.25%.

At December 31, 2009, the Bank had approximately $45.0 million of fixed rate commercial, commercial real estate and land loans at an average rate of 6.48% subject to renewal in 2010.  To the extent possible, the Bank is restructuring these renewals to variable rate loans priced with a margin tied to the Prime Rate with minimum floor rate and with pricing commensurate to the risk of the credit.    The Bank is generally keeping maturities of these credits shorter as well.  This enables the Bank to better manage its interest rate sensitivity during this low rate environment.

The Company’s investment portfolio, all of which is classified as held to maturity, amounted to $135.5 million or 18.0% of the Company’s total assets at December 31, 2009.  Of such amount, $200,000 or 0.1% is contractually due within one year and $2.1 million or 1.5% is contractually due from one year to five years.  However, actual maturities can be shorter than contractual maturities due to the ability of borrowers to call or prepay such obligations without call or prepayment penalties.  As of December 31, 2009, there was approximately $127.6 million of investment securities at an average interest rate of 4.87% with call options held by the issuer, of which approximately $99.2 million, at an average interest rate of 4.97% are callable within one year.  In the current interest rate environment, it is projected that approximately 19% of the $99.2 million in investment securities callable within one year will actually be called within one year.

Deposits are the Bank’s primary funding source and the Bank prices its deposit accounts based upon competitive factors and the availability of prudent lending and investment opportunities.  The Bank seeks to lengthen the maturities of its deposits by offering longer-term certificates of deposit when market conditions have created opportunities to attract such deposits. However, the Bank does not solicit high rate jumbo certificates of deposit and does not pursue an aggressive growth strategy that would force the Bank to focus exclusively on competitors’ rates rather than deposit affordability.  At December 31, 2009, the Bank had $379.3 million in certificates of deposit of which $253.0 million at an average interest rate of 2.18% mature in one year or less.  At December 31, 2009, the Bank had approximately $53.6 million of money market deposit accounts at an average rate of 0.73%.  Additionally, the Bank had approximately $43.1 million of checking accounts at an average rate of 2.76% where the customer must qualify for the higher rate on the account based on the number of debit card transactions and other electronic requirements. These money market and checking accounts are subject to repricing at the discretion of the Bank.  In a rising rate environment, the increase in the rates on these accounts will typically lag the increase in market rates and will typically not increase in the same magnitude or in proportion to the increase in market rates.

At December 31, 2009, the Bank had $59.5 million of FHLB advances, of which $12.0 million at an average interest rate of 0.37% are variable with the interest rate floating either monthly or quarterly based on movements in the London Interbank Offering Rate (“LIBOR”).  Fixed rate advances of $47.5 million at an average interest rate of 2.20% are due in one year or less. Due to restrictions placed on the Bank by the FHLB of Dallas, the term of new advances may be no more than thirty days.  To the extent the Bank relies on advances for its funding, the short-term advances could subject the Bank to a greater degree of interest rate risk exposure in a rising rate environment.  To the extent possible, the Bank plans to decrease its reliance on borrowed funds in the future to control its exposure to rising rates with the short-term advances. The Bank did not have overnight FRB borrowings at December 31, 2009.

Net Portfolio Value

The value of the Bank’s loan and investment portfolio will change as interest rates change.  As a result of the Bank’s negative interest rate repricing gap, rising interest rates will generally decrease the Bank’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio.  NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.  The following tables set forth, quantitatively, as of December 31, 2009 and 2008, the OTS estimate of the projected changes in NPV in the event of a 100, 200 and 300 basis point instantaneous and permanent increase in market interest rates and a 100 basis point instantaneous and permanent decrease in market interest rates as of December 31, 2009 and 2008.

2009

Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$43,398	5.94%	$(22,571)	(34)%
+200	53,488	7.19	(12,481)	(19)
+100	60,223	7.99	(5,746)	(9)
0	65,969	8.64	—	—
-100	67,784	8.81	1,815	3

2008

Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$55,809	7.11%	$(24,839)	(31)%
+200	64,084	8.05	(16,564)	(21)
+100	72,264	8.94	(8,384)	(10)
0	80,648	9.83	—	—
-100	81,642	9.90	993	1

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Federal Bancshares of Arkansas, Inc.

Harrison, AR

We have audited the accompanying consolidated statements of financial condition of First Federal Bancshares of Arkansas, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Federal Bancshares of Arkansas, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses in 2009, significant levels of criticized assets, and decline in capital levels raise substantial doubt about its ability to continue as a going concern.  The Company has entered into a written agreement with the Office of Thrift Supervision (OTS) which requires the Company to meet certain minimum capital requirements by December 31, 2010.  The Company plans to file a capital plan with the OTS by the agreed upon deadline of June 30, 2010.  Failure to meet the capital requirements included in the capital plan would expose the Company to regulatory sanctions that may include further restrictions on operations and growth, mandatory asset dispositions and liquidation.  Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Little Rock, AR

April 15, 2010

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2009 AND 2008

(In thousands, except share data)

	2009	2008
ASSETS

Cash and cash equivalents:
Cash and collection items	$9,735	$9,359
Interest bearing deposits with banks	12,414	8

Total cash and cash equivalents	22,149	9,367

Investment securities—
Held to maturity, at amortized cost (fair value at December 31, 2009 and 2008, of $132,509 and $136,055, respectively)	135,531	136,412
Federal Home Loan Bank stock—at cost	3,125	4,825
Loans receivable, net of allowance at December 31, 2009 and 2008, of $32,908 and $6,441, respectively	481,542	566,537
Loans held for sale	1,012	1,586
Accrued interest receivable	4,229	6,701
Real estate owned - net	35,155	22,385
Office properties and equipment - net	23,567	24,694
Cash surrender value of life insurance	21,226	20,412
Prepaid expenses and other assets	3,534	2,253

TOTAL	$731,070	$795,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest bearing	$598,968	$590,465
Noninterest bearing	25,656	27,538

Total deposits	624,624	618,003

Other borrowings	59,546	92,212
Advance payments by borrowers for taxes and insurance	695	810
Other liabilities	2,905	11,030

Total liabilities	$687,770	$722,055

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 16,500 shares issued and outstanding at December 31, 2009 and none outstanding at December 31, 2008	$16,195	—
Common stock, $.01 par value—20,000,000 shares authorized; 10,307,502 shares issued; 4,846,785 shares outstanding at December 31, 2009 and 2008	103	103
Additional paid-in capital	56,986	56,627
Retained earnings—substantially restricted	40,634	87,005
	113,918	143,735
Treasury stock—at cost; 5,460,717 shares at December 31, 2009 and 2008	(70,618)	(70,618)

Total stockholders’ equity	43,300	73,117

TOTAL	$731,070	$795,172

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands, except earnings per share)

	2009	2008	2007
INTEREST INCOME:
Loans receivable	$29,491	$36,799	$45,473
Investment securities:
Taxable	5,542	5,966	3,350
Nontaxable	990	794	721
Other	20	388	882
Total interest income	36,043	43,947	50,426

INTEREST EXPENSE:
Deposits	13,272	18,549	23,873
Other borrowings	1,983	3,553	4,311

Total interest expense	15,255	22,102	28,184

NET INTEREST INCOME	20,788	21,845	22,242

PROVISION FOR LOAN LOSSES	44,365	5,710	4,028

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(23,577)	16,135	18,214

NONINTEREST INCOME:
Deposit fee income	5,293	5,413	4,989
Earnings on life insurance policies	814	1,962	763
Gain on sale of loans	597	354	823
Other	1,413	1,688	1,194

Total noninterest income	8,117	9,417	7,769

NONINTEREST EXPENSES:
Salaries and employee benefits	11,495	12,770	13,231
Net occupancy expense	2,722	2,657	2,325
Real estate owned, net	8,367	1,946	1,162
FDIC insurance	1,690	374	76
Data processing	1,466	1,431	1,513
Professional fees	968	504	513
Advertising and public relations	385	900	1,145
Postage and supplies	713	804	857
Other	2,084	2,082	2,173

Total noninterest expenses	29,890	23,468	22,995

INCOME (LOSS) BEFORE INCOME TAXES	(45,350)	2,084	2,988

INCOME TAX PROVISION (BENEFIT)	148	(423)	345

NET INCOME (LOSS)	$(45,498)	$2,507	$2,643

PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK DISCOUNT	728	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(46,226)	$2,507	$2,643

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(9.54)	$0.52	$0.54

Diluted	$(9.54)	$0.52	$0.54

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands, except share data)

	Issued		Issued		Additional	Employee Stock				Total
	Preferred Stock		Common Stock		Paid-In	Benefit	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Plans	Earnings	Shares	Amount	Equity
BALANCE – January 1, 2007	—	$—	10,307,502	$103	$56,617	$(72)	$88,068	5,468,540	$(69,143)	$75,573

Net income	—	—	—	—	—	—	2,643	—	—	2,643
Stock compensation expense	—	—	—	—	9	30	—	—	—	39
Tax effect of stock compensation plans	—	—	—	—	481	—	—	—	—	481
Purchase of treasury stock – at cost	—	—	—	—	—	—	—	101,542	(2,312)	(2,312)
Treasury shares reissued	—	—	—	—	(454)	—	—	(106,965)	804	350
Dividends paid ($0.58 per share)	—	—	—	—	—	—	(3,111)	—	—	(3,111)

BALANCE – December 31, 2007	—	—	10,307,502	103	56,653	(42)	87,600	5,463,117	(70,651)	73,663

Net income	—	—	—	—	—	—	2,507	—	—	2,507
Stock compensation expense	—	—	—	—	(18)	42	—	1,600	(19)	5
Tax effect of stock compensation plans	—	—	—	—	(2)	—	—	—	—	(2)
Treasury shares reissued	—	—	—	—	(6)	—	—	(4,000)	52	46
Dividends paid ($0.64 per share)	—	—	—	—	—	—	(3,102)	—	—	(3,102)

BALANCE – December 31, 2008	—	—	10,307,502	103	56,627	—	87,005	5,460,717	(70,618)	73,117

Net loss	—	—	—	—	—	—	(45,498)	—	—	(45,498)
Issuance of 16,500 shares of preferred stock and a warrant to purchase 321,847 shares of common stock	16,500	16,142	—	—	358	—	—	—	—	16,500
Preferred stock dividends	—	—	—	—	—	—	(675)	—	—	(675)
Accretion of preferred stock discount	—	53	—	—	—	—	(53)	—	—	—
Stock compensation expense	—	—	—	—	1	—	—	—	—	1
Dividends paid ($0.03 per common share)	—	—	—	—	—	—	(145)	—	—	(145)

BALANCE – December 31, 2009	16,500	$16,195	10,307,502	$103	$56,986	$—	$40,634	5,460,717	$(70,618)	$43,300

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	2009	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$(45,498)	$2,507	$2,643
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	44,365	5,710	4,028
Provision for real estate losses	6,224	1,042	494
Deferred tax benefit	(16,545)	(657)	(1,585)
Deferred tax valuation allowance	18,124	—	—
Accretion of discounts on investment securities, net	(96)	(60)	(16)
Federal Home Loan Bank stock dividends	(11)	(131)	(303)
Gain on disposition of fixed assets, net	(2)	(18)	(3)
Loss on sale of repossessed assets, net	957	184	188
Originations of loans held for sale	(43,971)	(23,788)	(59,813)
Proceeds from sales of loans held for sale	45,142	25,388	58,903
Gain on sale of loans originated to sell	(597)	(354)	(823)
Depreciation	1,484	1,484	1,399
Amortization of deferred loan costs, net	388	366	435
Earnings on life insurance policies	(814)	(782)	(763)
Stock compensation expense	1	5	39
Changes in operating assets and liabilities:
Accrued interest receivable	2,472	2,341	957
Prepaid expenses and other assets	(2,301)	620	699
Other liabilities	289	(12)	437

Net cash provided by operating activities	9,611	13,845	6,916

INVESTING ACTIVITIES:
Purchases of investment securities, held to maturity	(130,367)	(119,353)	(41,488)
Proceeds from maturities/calls of investment securities, held to maturity	122,349	84,396	9,850
Federal Home Loan Bank stock purchased	(556)	(261)	—
Federal Home Loan Bank stock redeemed	2,267	—	2,959
Loan originations, net of repayments	21,248	8,843	76,070
Loan participations purchased	(4,110)	(4,880)	(4,763)
Loan participations sold	—	4,045	7,208
Proceeds from sales of real estate owned	3,046	3,073	3,740
Improvements to real estate owned	24	(724)	(763)
Proceeds from sales of office properties and equipment	2	30	10
Purchases of office properties and equipment	(357)	(1,927)	(2,637)

Net cash provided by (used in) investing activities	13,546	(26,758)	50,186

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	2009	2008	2007
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$6,621	$(12,411)	$(21,851)
Advances from Federal Home Loan Bank	—	174,955	25,200
Repayment of advances from Federal Home Loan Bank	(46,636)	(174,860)	(63,418)
Short-term FHLB advances, net	24,000	—	—
Net borrowings from Federal Reserve Bank	(10,030)	10,030	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(115)	235	(91)
Proceeds from issuance of preferred stock and related common stock warrants	16,500	—	—
Purchase of treasury stock	—	—	(2,312)
Preferred dividends paid	(570)	—	—
Dividends paid, common shares	(145)	(3,102)	(3,111)
Stock options exercised	—	46	350

Net cash used in financing activities	(10,375)	(5,107)	(65,233)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,782	(18,020)	(8,131)

CASH AND CASH EQUIVALENTS:
Beginning of year	9,367	27,387	35,518

End of year	$22,149	$9,367	$27,387

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$15,690	$22,501	$28,483

Income taxes	$1,044	$—	$1,157

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$24,710	$24,708	$12,283

Loans to facilitate sales of real estate owned	$2,011	$6,905	$1,689

Investment securities purchased—not settled	$—	$8,995	$3,190

Transfer of real estate owned to office properties and equipment	$—	$—	$2,648

Preferred dividends accrued	$105	$—	$—

(Concluded)

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

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

Investment securities that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Unrealized holding gains and losses are excluded from earnings and reported net of tax in other comprehensive income. Investment securities in the available for sale portfolio may be used as part of the Company’s asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk, or other economic factors. At December 31, 2009 and 2008, the Company did not own any investment securities classified as available for sale.

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

The allowance for loan losses represents management’s estimate of incurred credit losses inherent in the Company’s loan portfolio as of the balance sheet date.  The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of the Company’s borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and general economic conditions, including unemployment, bankruptcy trends, vacancy rates, and home sales. Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

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

Earnings Per Common Share—Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method.

Recent Accounting Pronouncements— On June 29, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification (“ASC 105”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles. The Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Company adopted this Statement beginning with the quarterly period ended September 30, 2009, as required, and such adoption did not have a material impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued ASC 810, formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This Statement was effective for fiscal years beginning after January 1, 2009.  The Company does not have any noncontrolling interests, therefore this Statement did not have an impact on us.

In December 2007, the FASB issued ASC 805-10, formerly SFAS No. 141R, Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  We adopted ASC 805-10 as of January 1, 2009.  The adoption of this Statement did not have a material effect on the consolidated financial statements of the Company.

In March 2008, the FASB issued ASC 815-10, formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, effective for financial statements issued for fiscal years beginning after November 15, 2008. The objective of this Statement is to provide enhanced disclosures about derivative instruments and related hedging items.  We adopted ASC 815-10 as of January 1, 2009.  The adoption of this Statement did not have a material effect on the consolidated financial statements of the Company.

We adopted ASC 855-10, formerly FASB Statement 165, Subsequent Events, effective for financial statements issued for periods ending after June 15, 2009.  This Statement addresses events that occur after the balance sheet date but before the issuance of the financial statements, distinguishes which subsequent events that should be recognized in the financial statements, which nonrecognized events require disclosure and requires the disclosure of the date through which subsequent events were evaluated.  See note 23 for disclosure.

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

On April 9, 2009, the FASB issued ASC 320-10, formerly FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective for financial statements issued for interim periods ending after June 15, 2009.  The Statement was amended to make significant changes to the Other Than Temporary Impairment (“OTTI”) assertions made related to debt securities. The FSP also provided for additional interim disclosures related to OTTI on debt securities.  These Statements did not have a material effect on the consolidated financial statements of the Company.

On April 9, 2009, the FASB issued ASC 820-10, formerly FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), effective for financial statements issued for interim periods ending after June 15, 2009.  The FSP provides additional guidance on determining fair value in inactive markets for financial assets under Fair Value Measurements.  This Statement did not have a material effect on the consolidated financial statements of the Company.

In June 2009, the FASB issued two standards which change the way entities account for securitizations and special-purpose entities:  SFAS No. 166, Accounting for Transfers of Financial Assets, (ASC 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (ASC 810).  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  This Statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These new standards require a number of new disclosures.  SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  These Statements will be effective at the beginning of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The Company adopted these Statements on January 1, 2010.  The adoption of these Statements did not have a material effect on the consolidated financial statements of the Company.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures, (ASC 820) — Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The adoption of ASU 2009-05 on January 1, 2010 did not have a material effect on the consolidated financial statement of the Company.

2.                      GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described below create an uncertainty about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company recorded a net loss of $45.5 million in 2009, primarily due to the level of nonperforming assets, the provision for loan losses of $44.4 million, real estate owned expenses of $8.4 million, and FDIC insurance premiums of $1.7 million.  Our losses are largely a result of nonperforming loans and real estate owned. Our net loss also included the establishment of a valuation allowance against the realization of our deferred tax asset of $18.1 million.

At December 31, 2009, the Company was below the regulatory minimum for total capital to risk weighted assets and above the regulatory minimums for tangible, core, and tier 1 risk based capital.  On April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders impose certain operations restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions.  The Orders also require the Company and the Bank to take certain actions, including the submission to the OTS of capital plans and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s operations, earnings and profitability.  The Bank Order specifically requires the Bank to achieve and maintain, by December 31, 2010, a tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12.0% and maintain these higher ratios for as long as the Bank Order is in effect.  At December 31, 2009, the Bank’s core and total risk-based capital ratios were 5.75% and 9.97%.  Had the Bank been required to meet these capital requirements at December 31, 2009, it would have needed additional capital of approximately $16.5 million.

Management has developed and will continue to refine capital and strategic plans which take into consideration available information in the development of future financial projections, which includes, but is not limited to, twelve months from the balance sheet date of December 31, 2009. The expected results of these plans, forecasts and strategic initiatives, which are based on multiple scenarios and stress tested cases, provide for the enhancement and preservation of capital. Management’s plans to preserve and enhance its capital levels depend on various factors, some of which are outside the control of management. These factors include improvement in the economy, the ability to raise capital, the ability to reduce nonperforming assets, and the ability to maintain the Company’s liquidity.

The Company is continuing to aggressively pursue various available alternatives to improve its capital ratios, including operating strategies designed to increase profitability, through, among others, a reduction of nonperforming assets and reduction of operating costs, shrinking the balance sheet, and raising capital.  There can be no assurance that the economic conditions that caused the deterioration in loan quality, profits and capital will improve, and should the Bank’s capital and related ratios continue to deteriorate, the OTS could impose more severe directives on the Bank. The projected results of operations in 2010 and balance sheet shrinkage will not be sufficient to comply with the Orders.  Currently, the Company intends to raise capital in the third or fourth quarter to comply with the requirements of the Orders.

The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside the Company’s control. Accordingly, the Company cannot be certain of its ability to raise additional capital on acceptable terms. The Company’s potential inability to raise capital and comply with the terms of the Order raises substantial doubt about its ability to continue as a going concern.

3.                      RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Based on the reserve requirements of the Federal Reserve Bank, the Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2009 and 2008, these required reserves balances amounted to $636,000 and $575,000, respectively.

4.                      INVESTMENT SECURITIES

Investment securities consisted of the following at December 31 (in thousands):

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held To Maturity

Municipal securities	$25,480	$247	$(269)	$25,458
U.S. Government and Agency obligations	110,051	21	(3,021)	107,051

Total	$135,531	$268	$(3,290)	$132,509

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held To Maturity

Municipal securities	$19,565	$75	$(599)	$19,041
U.S. Government and Agency obligations	116,847	233	(66)	117,014

Total	$136,412	$308	$(665)	$136,055

The following tables summarize the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

	2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$5,156	$92	$2,453	$177	$7,609	$269
U.S. Government and Agency obligations	100,142	2,908	2,888	113	103,030	3,021

	$105,298	$3,000	$5,341	$290	$110,639	$3,290

	2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$5,493	$171	$3,926	$428	$9,419	$599
U.S. Government and Agency obligations	15,503	66	—	—	15,503	66

	$20,996	$237	$3,926	$428	$24,922	$665

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

The Company has pledged investment securities held to maturity with carrying values of approximately $59.5  million and $54.5 million at December 31, 2009 and 2008, respectively, as collateral for certain deposits in excess of $250,000.  In addition, the Company has pledged investment securities held to maturity with carrying values of approximately $22.0 million at December 31, 2008 for borrowings outstanding at the FHLB and FRB.  No securities were used as collateral for borrowings outstanding at December 31, 2009.

The scheduled maturities of debt securities at December 31, 2009, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2009
	Amortized	Fair
	Cost	Value

Within one year	$200	$204
Due from one year to five years	2,100	2,075
Due from five years to ten years	9,147	9,054
Due after ten years	124,084	121,176

Total	$135,531	$132,509

As of December 31, 2009 and 2008, investments with carrying values of approximately $127.6 million and $135.8 million, respectively, have call options held by the issuer, of which approximately $99.2 million and $124.8 million, respectively, are or were callable within one year.

5.                      LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2009	2008

Mortgage loans:
One- to four-family residences	$235,990	$241,735
Home equity and second mortgage	27,022	31,712
Commercial real estate	104,618	115,935
Multifamily	27,987	24,147
Land	41,405	50,510
Construction	49,295	77,316

Total mortgage loans	486,317	541,355

Commercial loans	14,575	21,922

Consumer loans:
Automobile	6,810	8,631
Other	11,052	12,291

Total consumer loans	17,862	20,922

Undisbursed loan funds	(4,327)	(11,750)
Unearned discounts and net deferred loan costs	23	529
Allowance for loan losses	(32,908)	(6,441)

Loans receivable—net	$481,542	$566,537

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of such loans at December 31, 2009 and 2008 were $11.8 million and $28.5 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.  Servicing income for the years ended December 31, 2009, 2008, and 2007 was $91,000, $117,000, and $110,000, respectively.

As of December 31, 2009 and 2008, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $97.4 million and $91.3 million, respectively, were pledged as collateral for FHLB advances.

In April 2008, based on the FHLB rating criteria, the Bank was notified of the replacement of our FHLB blanket lien with a restricted custody collateral arrangement, whereby the FHLB has custody and endorsement of the loans that collateralize our outstanding borrowings with the FHLB.  Qualifying loans (i) must not be 90 days or more past due; (ii) must not have been in default within the most recent twelve-month period, unless such default has been cured in a manner acceptable to the FHLB; (iii) must relate to real property that is covered by fire and hazard insurance in an amount at least sufficient to discharge the mortgage loan in case of loss and as to which all real estate taxes are current; (iv) must not have been classified as substandard, doubtful, or loss by the Bank’s regulatory authority or the Bank; and (v) must not secure the indebtedness to any director, officer, employee, attorney, or agent of the Bank or of any FHLB.  The FHLB currently allows an aggregate collateral or lendable value on the qualifying loans of approximately 75% of the outstanding balance of the loans pledged to the FHLB.

As of December 31, 2009 and 2008, qualifying loans collateralized by commercial real estate with balances of $46.1 million and $37.5 million, respectively, were pledged as collateral for the Federal Reserve Bank discount window.  In addition, at December 31, 2009, the loans may also be used to secure transaction settlements at the Federal Reserve Bank.  In September 2008, a subordination agreement was secured with the FHLB based on its blanket lien of such loans.  This agreement provides the Bank the ability to pledge commercial real estate loans to the Federal Reserve Bank discount window and to secure transaction settlements.  The collateral was held by the Bank through the Federal Reserve Bank’s Borrower in Custody of Collateral Program until December 2009, when the

Federal Reserve Bank notified the Bank that custody of the collateral must be transferred to the Federal Reserve Bank.

The Federal Reserve Bank will not accept loans that: (i) are 30 days or more past due; (ii) are classified as substandard, doubtful, or loss by the Bank’s regulatory authority or the Bank; (iii) are illegal investments for the Bank; (iv) secure the indebtedness to any director, officer, employee, attorney, affiliate or agent of the Bank; or that (v) exhibit collateral and credit documentation deficiencies.  The lendable value at December 31, 2009 was 57% of the fair market value of the loans as determined by the Federal Reserve Bank taking into consideration the rate and duration of the loans pledged.

The following is a summary of information pertaining to impaired and nonaccrual loans, net of specific valuation allowance (in thousands):

	December 31
	2009	2008

Impaired loans without a valuation allowance	$22,152	$4,815
Impaired loans with a valuation allowance	$11,197	$3,529

Total impaired loans	$33,349	$8,344

Total nonaccrual loans	$42,867	$22,503

Total loans past-due ninety days or more and still accruing	$—	$8,961

	Year Ended December 31
	2009	2008

Average investment in impaired loans	$29,171	$11,165

Interest income recognized on impaired loans	$1,001	$56

Interest income recognized on a cash basis on impaired loans	$—	$—

Interest income recorded during the years ended December 31, 2009, 2008, and 2007 for nonaccrual loans was $1.1 million, $415,000, and $458,000, respectively.  Under the original terms, these loans would have reported approximately $3.7 million, $1.8 million, and $2.6 million, of interest income for the years ended December 31, 2009, 2008, and 2007, respectively.

6.                      ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2009	2008

Loans	$2,562	$4,734
Investment securities	1,667	1,967

Total	$4,229	$6,701

7.                      ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

A summary of the activity in the allowances for loan and real estate losses is as follows for the years ended December 31 (in thousands):

	2009		2008		2007
	Loans	Real Estate	Loans	Real Estate	Loans	Real Estate

Balance—beginning of year	$6,441	$—	$5,162	$—	$2,572	$—

Provisions for estimated losses	44,365	6,224	5,710	1,042	4,028	494
Recoveries	866	—	483	—	181	—
Losses charged off	(18,764)	(681)	(4,914)	(1,042)	(1,619)	(494)

Balance—end of year(1)	$32,908	$5,543	$6,441	$—	$5,162	$—

(1)            The allowance for loan losses at December 31, 2009, 2008, and 2007 is comprised of specific valuation allowances of $7.5 million, $2.9 million and $2.9 million, respectively, and general valuation allowances of $25.4 million, $3.5 million and $2.3 million, respectively.

8.                      OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2009	2008

Land and land improvements	$5,937	$5,937
Buildings and improvements	21,547	21,406
Furniture and equipment	7,240	7,073
Automobiles	472	484
Construction in progress	143	107

Total	35,339	35,007

Accumulated depreciation	(11,772)	(10,313)

Office properties and equipment—net	$23,567	$24,694

Depreciation expense for the years ended December 31, 2009, 2008, and 2007, amounted to approximately $1.5 million, $1.5 million, and $1.4 million, respectively.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2009, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

Years Ending December 31

2010	$198
2011	180
2012	180
2013	172
2014	160
2015 and thereafter	507

Total	$1,397

The leases contain options to extend for periods from ten to twenty-five years.  The cost of such rentals is not included above.  Total rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to $254,000, $225,000, and $96,000, respectively.

The Bank also leases certain of its banking premises to third parties under operating lease agreements.  The following is a schedule by years of minimum future rentals on noncancelable operating leases (in thousands):

Years Ending December 31

2010	$63
2011	40
2012	39
2013	18
2014	3
2015 and thereafter	—

Total	$163

The leases contain options to extend for periods from three to ten years.  Such rentals are not included above.  Total rental income for the years ended December 31, 2009, 2008 and 2007 amounted to $74,000, $35,000, and $23,000, respectively.

9.                      DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2009	2008

Checking accounts, including noninterest bearing deposits of $25,656 and $27,538 in 2009 and 2008, respectively	$166,707	$163,468
Money market accounts	53,597	45,022
Savings accounts	24,983	23,019
Certificates of deposit	379,337	386,494

Total	$624,624	$618,003

Overdrafts of checking accounts of $379,000 and $483,000 at December 31, 2009 and 2008, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $133.7 million and $123.3 million at December 31, 2009 and 2008, respectively.

At December 31, 2009, scheduled maturities of certificates of deposit are as follows (in thousands):

Year Ending December 31

2010	$253,007
2011	77,862
2012	29,682
2013	9,757
2014	3,226
2015 and thereafter	5,803

Total	$379,337

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2009	2008	2007

Interest bearing checking accounts	$1,231	$1,730	$1,877
Money market accounts	427	900	1,486
Savings and certificate accounts	11,676	15,988	20,608
Early withdrawal penalties	(62)	(69)	(98)

Total	$13,272	$18,549	$23,873

Eligible deposits of the Bank are insured up to $250,000 by the Deposit Insurance Fund of the FDIC.

Full FDIC deposit insurance coverage is provided through the Transaction Account Guarantee Program for noninterest bearing transaction deposit accounts, negotiable order of withdrawal (“NOW”) accounts paying less than 0.5% interest per annum, and interest on lawyers trust accounts held at participating FDIC institutions.  This program was set to expire June 30, 2010, but was recently extended to December 31, 2010.  The extension applies to NOW accounts with a maximum interest rate of .25% effective July 1, 2010.

10.               OTHER BORROWINGS

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

The Bank pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and certain qualifying investment securities.  Pledged collateral is held in the custody of the FHLB.  Based on the Bank’s restricted status with the FHLB, the Bank may only borrow short-term advances with maturities up to thirty days.

Advances at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009		2008
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount

Amounts Maturing in Year Ending December 31
2009	—%	$—	3.55%	$46,636
2010	1.46	41,353	3.37	17,353
2011	3.14	11,514	3.24	11,514
2012	2.23	3,570	2.36	3,570
2013	0.66	2,168	0.89	2,168
2014	4.16	114	4.16	114
Thereafter	4.35	827	4.35	827

Total	1.85%	$59,546	3.36%	$82,182

Federal Reserve Bank.  At December 31, 2008, the Bank had $10.0 million in overnight borrowings outstanding at a rate of 0.25% at the FRB.  At December 31, 2009, the Bank did not have any outstanding borrowings with the FRB.

11.               INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31
	2009	2008	2007

Income tax provision (benefit):
Current:
Federal	$(1,441)	$251	$1,800
State	10	(17)	130
Total current	(1,431)	234	1,930

Deferred:
Federal	(13,548)	(525)	(1,328)
State	(2,997)	(132)	(257)
Valuation allowance	18,124	—	—
Total deferred	1,579	(657)	(1,585)

Total	$148	$(423)	$345

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Year Ended December 31
	2009		2008		2007

Taxes at statutory rate	$(15,419)	34.0%	$709	34.0%	$1,016	34.0%
Increase (decrease) resulting from:
State income tax—net	(1,946)	4.3	(98)	(4.7)	(141)	(4.7)
Change in valuation allowance	18,124	(40.0)	—	—	—	—
Earnings on life insurance policies	(277)	0.6	(667)	(32.0)	(259)	(8.7)
Nontaxable investments	(317)	0.7	(243)	(11.7)	(203)	(6.8)
Other—net	(17)	—	(124)	(6.0)	(68)	(2.3)

Total	$148	0.3%	$(423)	(20.3)%	$345	11.5%

The Company’s net deferred tax asset account was comprised of the following at December 31 (in thousands):

	2009	2008

Deferred tax assets:
Allowance for loan losses	$11,054	$2,466
Real estate owned	3,426	360
Net operating loss carryforward	4,432	12
Other	190	2

Total deferred tax assets	19,102	2,840
Valuation allowance	(18,124)	—
Deferred tax asset, net of allowance	978	2,840

Deferred tax liabilities:
Office properties	(928)	(919)
Federal Home Loan Bank stock	(300)	(559)
Pension plan contribution	(94)	(106)
Prepaid expenses	(130)	(151)

Total deferred tax liabilities	(1,452)	(1,735)

Net deferred tax asset (liability)	$(474)	$1,105

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2009. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•                  The Company has a long history of earnings profitability.

•                  The Company is projecting future taxable income sufficient to utilize all net operating loss carryforwards prior to expiration.

•                  Future reversals of certain deferred tax liabilities.

•                  The Federal Reserve has indicated that the economy has exited the recession.

As part of its analysis, the Company considered the following negative evidence:

•                  The Company recorded a large net loss in 2009.

•                  The Company did not meet its financial goals in 2009.

•                  The Company may not meet its projections concerning future taxable income.

Since December 31, 2008, the Company’s deferred tax asset has increased significantly, primarily due to additions to the allowance for loan losses and an increase in the net operating loss carryover.  The 2009 federal NOL is expected to be carried back to the 2007 and 2008 tax years resulting in a refund receivable of approximately $1.9 million.  At December 31, 2009, we determined that a valuation allowance relating to both the federal and state portion of our deferred tax asset was necessary. This determination for the state deferred tax asset was based largely on the negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $14.7 million and $3.4 million at December 31, 2009 were recorded for a portion of the federal deferred tax asset and all of the state deferred tax asset, respectively.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million.

Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2009 and December 31, 2008. Payment of dividends to shareholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2006 and forward.  The Company’s 2007 federal income tax return was subject to a limited scope examination by the Internal Revenue Service during the first quarter of 2009.  As a result of the examination, the Company was assessed approximately $45,000, including interest, for the 2007 tax year. The Company recognizes interest and penalties on income taxes as a component of income tax expense.

12.               STOCK BASED COMPENSATION

Stock Option Plan—The Stock Option Plan provided for a committee of the Company’s Board of Directors to award incentive stock options, non-qualified or compensatory stock options and stock appreciation rights representing up to 1,030,750 shares of Company stock. One-fifth of the options granted vested immediately upon grant, with the balance vesting in equal amounts on the four subsequent anniversary dates of the grant. Options granted vest immediately in the event of retirement, disability, or death. Stock options granted expire in ten years unless grantee terminates employment, in which case the award expires five years after termination date or ten years after grant date, whichever comes first.  The SOP expired during 2007, so no further option grants will be made.  Compensation expense attributable to stock options during the years ended December 31, 2009, 2008 and 2007 totaled approximately $1,000, $4,000, and $10,000, respectively.

Under the SOP, options have been granted to directors and key employees to purchase common stock of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. Options granted are summarized as follows:

	Options Outstanding December 31, 2009			Options Exercisable December 31, 2009
Year Granted	Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share
2000	$9.13	450	0.7 years	$9.13	450	$9.13
2001	9.34 – 11.35	7,600	1.5 years	10.66	7,600	10.66
2002	12.32	1,200	0.4 years	12.32	1,200	12.32
2003	12.93 – 16.11	1,712	3.4 years	15.41	1,712	15.41
2004	19.25 – 21.50	2,520	4.4 years	20.36	2,520	20.36
2005	24.81	1,000	5.9 years	24.81	1,000	24.81
2006	22.40 – 25.50	1,000	4.5 years	24.57	900	24.47
		15,482	2.6 years	$14.66	15,382	$14.59

A summary of the status of the Company’s SOP as of December 31, 2009, 2008, and 2007, and changes during the years ending on those dates are presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding—January 1, 2007

Exercised	(154,817)	$9.80
Granted	(1,200)	8.53
Forfeited	(300)	25.50

Outstanding—December 31, 2007	23,042	$13.59

Exercised	(4,000)	11.63
Expired	(1,600)	9.31
Forfeited	(200)	22.40

Outstanding—December 31, 2008	17,242	$14.34

Expired	(1,760)	$11.48

Outstanding—December 31, 2009	15,482	$14.66

Management Recognition and Retention Plan—The MRR Plan provided for a committee of the Company’s Board of Directors to award restricted stock to key officers as well as non-employee directors. The MRR Plan authorized the Company to grant up to 412,300 shares of the Company stock, of which 405,688 shares have been granted through December 31, 2009. The MRR Plan expired during 2007, so no further awards will be made.  Compensation expense has been recognized over the vesting period based on the fair market value of the shares on the grant date. Shares granted will be deemed vested in the event of disability or death. Approximately $2,000 and $29,000 in compensation expense was recognized during each of the years ended December 31, 2008 and 2007.  On October 31, 2008, 1,600 previously awarded yet unvested MRR Plan shares were canceled.  There were no expenses incurred related to the MRP plan during 2009.

13.               EMPLOYEE BENEFIT PLANS

401(k) Plan — The Company has established a 401(k) Plan whereby substantially all employees participate in the Plan.  Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 100% of the first 3% plus 50% of contributions between 3% and 5% of an employee’s compensation contributed to the Plan.  Matching contributions vest immediately to the employee upon enrollment in the Plan.  During the years ended December 31, 2009, 2008 and 2007, 401(k) Plan expense was approximately $38,000, $303,000, and $309,000, respectively.  Effective February 16, 2009, the Company suspended its matching contributions.

Other Postretirement Benefits—The Bank is a participant in a multi-employer retirement plan and therefore separate information is not available. The plan is noncontributory and covers substantially all employees. The plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Net pension expense was approximately $343,000, $518,000, and $761,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

14.               PREFERRED STOCK

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

As discussed more fully in Note 23 to the consolidated financial statements, the Company and the Bank are subject to a regulatory order which prohibits the Company and the Bank from paying dividends on any of its stock, including the Series A Preferred Stock, without prior written non-objection of the OTS.  As a result, the Company will not be paying its Series A Preferred Stock dividends beginning with the dividend payment due February 15, 2010.  However, the Company will continue to accrue these dividends and at December 31, 2009 dividends of approximately $105,000 were accrued in other liabilities on the consolidated statement of financial condition related to dividend payment due on February 15, 2010.

15.               EARNINGS PER SHARE

	Year Ended December 31, 2009
	Income (Loss)
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income (loss) available to common stockholders	$(46,226)	4,846,785	$(9.54)

Effect of dilutive securities	—	—

Diluted EPS—Income (loss) available to common stockholders and assumed conversions	$(46,226)	4,846,785	$(9.54)

The calculation of diluted earnings per share excludes 15,482 options outstanding for the year ended December 31, 2009, which were antidilutive. In addition, the calculation excludes the Warrant to purchase 321,847 shares of common stock outstanding for the year ended December 31, 2009, which was antidilutive.

	Year Ended December 31, 2008
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$2,507	4,848,092	$0.52

Effect of dilutive securities—Stock options	—	374

Diluted EPS—Income available to common stockholders and assumed conversions	$2,507	4,848,466	$0.52

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 14,192 options outstanding for the year ended December 31, 2008, which were antidilutive.

	Year Ended December 31, 2007
	Income
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income available to common stockholders	$2,643	4,865,127	$0.54

Effect of dilutive securities—Stock options	—	15,734

Diluted EPS—Income available to common stockholders and assumed conversions	$2,643	4,880,861	$0.54

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 2,700 options outstanding for the year ended December 31, 2007, which were antidilutive.

16.               OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

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

At December 31, 2009, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2009, the Company had no interests in non-consolidated special purpose entities.

At December 31, 2009, commitments included:

•                  total approved loan origination commitments outstanding amounting to $2.1 million, including approximately $1.3 of loans committed to sell;

•                  rate lock agreements with customers of $3.9 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $1.0 million;

•                  unadvanced portion of construction loans of $4.3 million;

•                  unused lines of credit of $15.2 million;

•                  outstanding standby letters of credit of $3.8 million;

•                  total predetermined overdraft protection limits of $12.2 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $253.0 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $3.9 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2009.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2009, overdrafts of accounts with Bounce Protection™ represented usage of 3.11% of the limit.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

17.               FAIR VALUE MEASUREMENTS

ASC 820 provides a framework for measuring fair value. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at December 31, 2009 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Impaired loans at December 31, 2009 were $33.3 million, net of specific valuation allowances of $5.7 million at December 31, 2009.

REO, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  REO at December 31, 2009 was $35.2 million. During the year ended December 31, 2009, charge-offs to the allowance for loan losses related to loans that were transferred to REO were $5.0 million on transfers to REO of $28.9 million.  Write downs related to REO that were charged to expense were $6.2 million for the year ended December 31, 2009.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2009:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$33,349	$—	$—	$33,349
REO, net (1)	36,285	—	—	36,285
	$69,634	$—	$—	$69,634

(1)    The amounts listed reflect fair value measurements of the properties before deducting estimated costs to sell.

18.               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$22,149	$22,149	$9,367	$9,367
Investment securities—held to maturity	135,531	132,509	136,412	136,055
Federal Home Loan Bank stock	3,125	3,125	4,825	4,825
Loans receivable—net	481,542	483,127	568,123	581,213
Loans held for sale	1,012	1,012	1,586	1,586
Cash surrender value of life insurance	21,226	21,226	20,412	20,412
Accrued interest receivable	4,229	4,229	6,701	6,701

LIABILITIES:
Deposits:
Checking, money market and savings accounts	245,287	245,287	231,509	231,509
Certificates of deposit	379,337	383,187	386,494	390,638
Other borrowings	59,546	60,203	92,212	94,114
Accrued interest payable	474	474	910	910
Advance payments by borrowers for taxes and insurance	695	695	810	810

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

19.               CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

20.               RETAINED EARNINGS—SUBSTANTIALLY RESTRICTED

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

21.               REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined).  Tier 1 (core) capital includes common stockholders’ equity and qualifying preferred stock less certain other deductions.  Total capital includes tier 1 capital plus the allowance for loan losses, subject to limitations.

As the following table indicates, at December 31, 2009, the Bank was below the regulatory minimum for total capital to risk weighted assets and above the regulatory adequacy minimums for tangible, core, and tier 1 risk-based capital.  The Bank has historically been categorized as well-capitalized in periods prior to December 31, 2009.

As discussed in Note 23, on April 12, 2010, the Company and the Bank each consented to a Cease and Desist Order (collectively, the “Orders”) issued by the OTS. The Orders became effective on April 14, 2010. The Bank’s Order states that no later than December 31, 2010, the Bank shall achieve and maintain a Tier 1 (Core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12%.  The Bank had previously agreed with the OTS to maintain a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%.  These are the ratios that were in effect at December 31, 2009 and such ratios were in excess of the ratios required under the capital adequacy requirements.  The requirement to meet and maintain a specific capital level means that the Bank may not be deemed to be well-capitalized for the purposes of prompt corrective action.

The Order also states that by June 30, 2010, the Bank shall submit to the OTS a written capital plan to achieve and maintain the foregoing capital levels.  At a minimum, the plan shall address: (i) the amount of additional capital that will be necessary to meet the foregoing capital levels under different, progressively stressed economic environments; (ii) the requirements and restrictions imposed by the Order and the Bank’s most recent examination; (iii) the Bank’s level of classified assets, allowance for loan and lease losses, earnings, asset concentrations, liquidity needs, and trends in this area; (iv) current and projected trends in real estate market conditions; (v) the Bank’s capital preservation and enhancement strategies; and (vi) identify specific sources of additional capital and the timeframes and methods by which additional capital will be raised.

Under the regulatory framework for prompt corrective action, the Bank’s capital status may preclude the Bank from access to borrowings from the Federal Reserve System through the discount window. Also, as required by the framework, the Bank must submit to the OTS a written capital plan as described above.  The Bank believes it can attain these ratios by December 31, 2010 through improved operating results, shrinkage in asset size, potential branch sales, and raising capital in the third or fourth quarter of 2010.  Management’s plan is subject to economic conditions and assumes no significant deterioration of our loan portfolio.

The Bank’s actual capital amounts (in thousands) and ratios are presented in the following table:

					To be Categorized
					as Adequately
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:

Tangible Capital to Tangible Assets	$42,042	5.75%	$10,965	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	42,042	5.75%	36,550	5.00%	$36,550	5.00%

Total Capital to Risk-Weighted Assets	48,344	9.97%	48,512	10.00%	48,512	10.00%

Tier I Capital to Risk-Weighted Assets	42,042	8.67%	N/A	N/A	19,405	4.00%

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:

Tangible Capital to Tangible Assets	$70,703	8.89%	$11,925	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	70,703	8.89%	31,799	4.00%	$39,748	5.00%

Total Capital to Risk-Weighted Assets	74,144	13.35%	44,436	8.00%	55,545	10.00%

Tier I Capital to Risk-Weighted Assets	70,703	12.73%	N/A	N/A	33,327	6.00%

Dividend Restrictions.  The principal source of the Company’s revenues is dividends from the Bank.  The Company’s ability to pay dividends to our shareholders depends to a large extent upon the dividends we receive from the Bank.  On November 19, 2009, the OTS issued written directives to the Company and the Bank which require the Company and the Bank to obtain prior written non-objection of the OTS in order to make or declare any dividends or payments on their outstanding securities.

22.               RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests was approximately $1.1 million at both December 31, 2009 and 2008.

Deposits from related parties held by the Bank at December 31, 2009 and 2008 amounted to $4.2 million and $5.2 million, respectively.

23.               SUBSEQUENT EVENT

On April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders impose certain operations restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions.  The Orders also require the Company the Bank to take certain actions, including the submission to the OTS of capital plans and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s operations, earnings and profitability.  The Bank Order specifically requires the Bank to achieve and maintain, by December 31, 2010, a tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12.0%.

Any material failure by the Company and the Bank to comply with the provisions of the Orders could result in further enforcement actions by the OTS. While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Orders, there can be no assurance that the Company or the Bank will be able to comply fully with the Orders, or that efforts to comply with the Orders will not have adverse effects on the operations and financial condition of the Company or the Bank.

24.               PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2009 and 2008, and condensed statements of income and of cash flows for each of the three years in the period ended December 31, 2008, for First Federal Bancshares of Arkansas, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2009 AND 2008

(In thousands)

	2009	2008
ASSETS
Cash and cash equivalents (deposits in Bank)	$99	$97
Loan to Bank subsidiary	1,216	1,565
Investment in Bank	42,182	70,877
Other assets	475	673

TOTAL	$43,972	$73,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$672	$95
Stockholders’ equity	43,300	73,117

TOTAL	$43,972	$73,212

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands)

	2009	2008	2007

INCOME:
Dividends from the Bank	$—	$5,000	$5,000
Interest income—loan to the Bank	1	39	50

Total income	1	5,039	5,050

EXPENSES:
Management fees	66	66	66
Other operating expenses	425	263	290

Total expenses	491	329	356

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	(490)	4,710	4,694

INCOME TAX BENEFIT	187	111	118

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	(303)	4,821	4,812

EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	(45,195)	(2,314)	(2,169)

NET INCOME (LOSS)	$(45,498)	$2,507	$2,643

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands)

	2009	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$(45,498)	$2,507	$2,643
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss (earnings) of Bank	45,195	2,314	2,169
Stock compensation expense	1	5	39
Changes in operating assets and liabilities:
Accrued interest receivable	—	3	4
Other assets	198	(386)	307
Accrued expenses and other liabilities	472	(58)	(156)

Net cash provided by operating activities	368	4,385	5,006

INVESTING ACTIVITIES—
Investment in Bank	(16,500)	—	—
Loan to Bank, net of repayments	349	(1,329)	141

Net cash provided by (used in) investing activities	(16,151)	(1,329)	141

FINANCING ACTIVITIES:
Purchase of preferred stock	16,500	—	—
Purchase of treasury stock	—	—	(2,312)
Dividends paid, preferred shares	(570)	—	—
Dividends paid, common shares	(145)	(3,102)	(3,111)
Stock options exercised	—	46	350

Net cash used in financing activities	15,785	(3,056)	(5,073)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	—	74

CASH AND CASH EQUIVALENTS:
Beginning of period	97	97	23

End of period	$99	$97	$97

******

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2009	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$9,036	$8,692	$9,193	$9,122
Interest expense	3,218	3,551	4,060	4,426
Net interest income	5,818	5,141	5,133	4,696
Provision for loan losses	8,203	30,196	2,445	3,521
Net interest income after provision for loan losses	(2,385)	(25,055)	2,688	1,175
Noninterest income	2,062	2,109	2,039	1,907
Noninterest expense	7,590	9,895	6,556	5,849
Income (loss) before income taxes	(7,913)	(32,841)	(1,829)	(2,767)
Income tax provision (benefit)	11,918	(9,614)	(892)	(1,264)
Net income (loss)	(19,831)	(23,227)	(937)	(1,503)
Preferred stock dividend and discount accretion	222	222	222	62
Net income (loss) available to common shareholders	$(20,053)	$(23,449)	$(1,159)	$(1,565)

Earnings per share(1):
Basic	$(4.14)	$(4.84)	$(0.24)	$(0.32)
Diluted	$(4.14)	$(4.84)	$(0.24)	$(0.32)

Selected Ratios (Annualized):
Net interest margin	3.49%	2.94%	2.86%	2.65%
Return on average assets	(10.56)	(11.99)	(0.47)	(0.76)
Return on average equity	(123.95)	(106.70)	(4.24)	(7.70)

YEAR ENDED DECEMBER 31, 2008	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$10,493	$10,451	$11,467	$11,536
Interest expense	4,818	5,155	5,658	6,471
Net interest income	5,675	5,296	5,809	5,065
Provision for loan losses	1,600	1,611	971	1,528
Net interest income after provision for loan losses	4,075	3,685	4,838	3,537
Noninterest income	1,952	2,213	2,048	3,204
Noninterest expense	5,983	5,766	5,648	6,071
Income before income taxes	44	132	1,238	670
Income tax provision	(149)	(86)	229	(417)
Net income	$193	$218	$1,009	$1,087

Earnings per share(1):
Basic	$0.04	$0.05	$0.21	$0.22
Diluted	$0.04	$0.05	$0.21	$0.22

Selected Ratios (Annualized):
Net interest margin	3.19%	2.92%	3.15%	2.78%
Return on average assets	0.10	0.11	0.49	0.54
Return on average equity	1.05	1.17	5.43	5.86

(1)  Basic and diluted shares outstanding are summarized below.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2009
Basic weighted - average shares	4,846,785	4,846,785	4,846,785	4,846,785
Effect of dilutive securities	—	—	—	—
Diluted weighted - average shares	4,846,785	4,846,785	4,846,785	4,846,785

YEAR ENDED DECEMBER 31, 2008
Basic weighted - average shares	4,847,307	4,848,385	4,848,385	4,848,297
Effect of dilutive securities	—	—	1,091	2,338
Diluted weighted - average shares	4,847,307	4,848,385	4,849,476	4,850,635

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2009 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Federal Bancshares of Arkansas, Inc.

Harrison, AR

We have audited the internal control over financial reporting of First Federal Bancshares of Arkansas, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated April 15, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ Deloitte & Touche LLP

Little Rock, AR

April 15, 2010

Item 9B.  Other Information.

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference from the section entitled “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in our definitive Proxy Statement (“2010 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 26, 2009. The 2010 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2009.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2010 Proxy Statement.

The information regarding the audit committee and audit committee financial experts is incorporated by reference herein from the subsection entitled “Committees and Meetings of the Board of the Company and the Bank” in the section entitled “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in our 2010 Proxy Statement.

The information regarding the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is incorporated herein by reference from the subsection entitled—“Code of Ethics for Executive Officers and Financial Professionals” in the section entitled “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in our 2010 Proxy Statement.

Item 11.  Executive Compensation.

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation” in our 2010 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management and Related Stockholder Matters” and information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference from the subsection entitled “Equity-Based Compensation Plans” in our 2010 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Transactions with Certain Related Persons” in our 2010 Proxy Statement.

Information regarding director independence is incorporated herein by reference from the subsection entitled “Election of Directors” in the section entitled “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in our 2010 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled “Relationship with Independent Registered Public Accounting Firm” in our 2010 Proxy Statement.

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

10.7	Stipulation and Consent to Issuance of Order to Cease and Desist for Company
10.8	Company Cease and Desist Order
10.9	Stipulation and Consent to Issuance of Order to Cease and Desist for Bank
10.10	Bank Cease and Desist Order
21.0	Subsidiaries of the Registrant - Reference is made to “Item 1 Business - Subsidiaries” for the required information
23.0	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO
99.1	Certification of Chief Executive Officer pursuant to TARP CPP
99.2	Certification of Chief Financial Officer pursuant to TARP CPP

(*)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-612) filed with the SEC.
(**)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
(***)	Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on March 6, 2009.
(****)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the SEC.
(*****)	Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on December 20, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

By:	/s/ Larry J. Brandt
Larry J. Brandt
President and Chief Executive Officer

April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry J. Brandt	April 15, 2010
Larry J. Brandt
President and Chief Executive Officer

/s/ John P. Hammerschmidt	April 15, 2010
John P. Hammerschmidt
Chairman

/s/ Jeff Brandt	April 15, 2010
Jeff Brandt
Director

/s/ Kenneth C. Savells	April 15, 2010
Kenneth C. Savells
Director

/s/ Frank Conner	April 15, 2010
Frank Conner
Director

/s/ Sherri R. Billings	April 15, 2010
Sherri R. Billings
Executive Vice President and Chief
Financial and Accounting Officer