Form 10-Q
period 2010-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2010-05-17
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 4, 2010, there were issued and outstanding 4,846,785 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

		Page

	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Financial Condition as of March 31, 2010 and December 31, 2009 (unaudited)	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2010 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

Part II.	Other Information

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Removed and Reserved	46
Item 5.	Other Information	46
Item 6.	Exhibits	46

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

Part I.    Financial Information

Item 1.  Financial Statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$29,387	$22,149
Investment securities held to maturity	119,262	135,531
Federal Home Loan Bank stock	2,422	3,125
Loans receivable, net of allowance of $32,652 and $32,908	460,104	481,542
Loans held for sale	395	1,012
Accrued interest receivable	3,672	4,229
Real estate owned, net	33,623	35,155
Office properties and equipment, net	23,236	23,567
Cash surrender value of life insurance	21,424	21,226
Prepaid expenses and other assets	3,404	3,534

TOTAL ASSETS	$696,929	$731,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$613,104	$624,624
Other borrowings	35,526	59,546
Advance payments by borrowers for taxes and insurance	905	695
Other liabilities	3,395	2,905
Total liabilities	652,930	687,770

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 16,500 shares issued and outstanding	$16,211	$16,195
Common stock, $.01 par value, 20,000,000 shares authorized, 10,307,502 shares issued, 4,846,785 shares outstanding	103	103
Additional paid-in capital	56,986	56,986
Retained earnings-substantially restricted	41,317	40,634
	114,617	113,918
Treasury stock, at cost, 5,460,717 shares at March 31, 2010 and December 31, 2009	(70,618)	(70,618)
Total stockholders’ equity	43,999	43,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$696,929	$731,070

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

INTEREST INCOME:
Loans receivable	$6,829	$7,555
Investment securities:
Taxable	1,315	1,348
Nontaxable	272	216
Other	15	3
Total interest income	8,431	9,122

INTEREST EXPENSE:
Deposits	2,549	3,781
Other borrowings	242	645
Total interest expense	2,791	4,426

NET INTEREST INCOME	5,640	4,696

PROVISION FOR LOAN LOSSES	53	3,521

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,587	1,175

NONINTEREST INCOME:
Deposit fee income	1,190	1,192
Earnings on life insurance policies	198	197
Gain on sale of loans	136	148
Other	297	370
Total noninterest income	1,821	1,907

NONINTEREST EXPENSES:
Salaries and employee benefits	2,798	2,967
Occupancy expense	670	677
Real estate owned, net	801	395
FDIC insurance premium	515	241
Data processing	379	408
Professional fees	406	291
Advertising and public relations	64	111
Postage and supplies	161	240
Other	808	519
Total noninterest expenses	6,602	5,849

INCOME (LOSS) BEFORE INCOME TAXES	806	(2,767)
INCOME TAX BENEFIT	(99)	(1,264)
NET INCOME (LOSS)	905	(1,503)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK DISCOUNT	222	62
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$683	$(1,565)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.14	$(0.32)

Diluted	$0.14	$(0.32)

Cash Dividends Declared	$—	$0.01

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(In thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (Substantially	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Restricted)	Shares	Amount	Equity

Balance, January 1, 2010	16,500	$16,195	10,307,502	$103	$56,986	$40,634	5,460,717	$(70,618)	$43,300
Net income						905			905
Preferred stock dividends						(206)			(206)
Accretion of preferred stock discount		16				(16)			—

Balance, March 31, 2010	16,500	$16,211	10,307,502	$103	$56,986	$41,317	5,460,717	$(70,618)	$43,999

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$905	$(1,503)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	53	3,521
Provision for real estate losses	579	164
Deferred tax provision (benefit)	153	(1,919)
Deferred tax asset valuation allowance	(252)	—
Accretion of discounts on investment securities	(16)	(23)
Federal Home Loan Bank stock dividends	(3)	(6)
Loss (gain) on sale of repossessed assets	51	(22)
Originations of loans held for sale	(6,754)	(10,797)
Proceeds from sales of loans held for sale	7,507	11,310
Gain on sale of loans originated to sell	(136)	(148)
Depreciation	363	377
Amortization of deferred loan costs	93	98
Earnings on life insurance policies	(198)	(197)
Changes in operating assets and liabilities:
Accrued interest receivable	557	1,675
Prepaid expenses and other assets	274	68
Other liabilities	383	564
Net cash provided by operating activities	3,559	3,162

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	—	(68,571)
Proceeds from maturities/calls of investment securities held to maturity	16,285	69,591
Federal Home Loan Bank stock redeemed	1,181	468
Federal Home Loan Bank Stock purchased	(475)	—
Loan participations purchased	(783)	(485)
Net loan repayments	21,243	6,364
Proceeds from sales of repossessed assets	1,749	205
Improvements to real estate owned	(159)	(12)
Purchases of office properties and equipment	(32)	(96)
Net cash provided by investing activities	39,009	7,464

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(11,520)	15,717
Repayment of advances from FHLB	(6,020)	(9,816)
Short-term FHLB advances, net	(18,000)	—
Net decrease in Federal Reserve Bank advances	—	(10,030)
Net increase in advance payments by borrowers for taxes and insurance	210	214
Proceeds from issuance of preferred stock and related common stock warrant	—	16,500
Net cash provided by (used in) financing activities	(35,330)	12,585

Net increase in cash and cash equivalents	7,238	23,211

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH AND CASH EQUIVALENTS:
Beginning of period	$22,149	$9,367
End of period	$29,387	$32,578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,806	$4,480
Income taxes	$—	$568

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$3,721	$5,425
Loans to facilitate sales of real estate owned	$2,889	$2,346
Investment securities purchased — not settled	$—	$5,570
Preferred stock dividends accrued, not paid	$206	$—

(Concluded)

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Principles of Consolidation

First Federal Bancshares of Arkansas, Inc. (the “Company”) is a unitary holding company which owns all of the stock of First Federal Bank (the “Bank”).  The Bank provides a broad line of financial products to individuals and small- to medium-sized businesses.  The unaudited condensed consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Bank.  All material intercompany transactions have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, contained in the Company’s 2009 Annual Report to Stockholders.

Note 2 - Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described below create an uncertainty about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company recorded a net loss of $45.5 million in 2009, primarily due to the level of nonperforming assets, the provision for loan losses of $44.4 million, real estate owned expenses of $8.4 million, and FDIC insurance premiums of $1.7 million.  Our losses were largely a result of nonperforming loans and real estate owned. Our net loss also included the establishment of a valuation allowance against the realization of our deferred tax asset of $18.1 million.

At March 31, 2010, the Company was above the regulatory minimums for tangible, core, total risk-based and tier 1 risk-based capital.  On April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the Office of Thrift Supervision (“OTS”) (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders impose certain operations restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions.  The Orders also require the Company and the Bank to take certain actions, including the submission to the OTS of capital plans and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s operations, earnings and profitability.  The Bank Order specifically requires the Bank to achieve and maintain, by December 31, 2010, a tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12.0% and maintain these higher ratios for as long as the Bank Order is in effect.  At March 31, 2010, the Bank’s core and total risk-based capital ratios were 6.17% and 10.64%.  Had the Bank been required to meet these capital requirements at March 31, 2010, it would have needed additional capital of approximately $12.8 million.

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

The Company is continuing to aggressively pursue various available alternatives to improve its capital ratios, including operating strategies designed to increase profitability, through, among others, a reduction of nonperforming assets and reduction of operating costs, shrinking the balance sheet, and raising capital.  There can be no assurance that the economic conditions that caused the deterioration in loan quality, profits and capital will improve, and should the Bank’s capital and related ratios continue to deteriorate, the OTS could impose more severe directives on the

Bank. The projected results of operations in 2010 and balance sheet shrinkage will not be sufficient to comply with the Orders.  Currently, the Company intends to raise capital in the third or fourth quarter of 2010 to comply with the requirements of the Orders.

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

Note 3 – Recently Adopted Accounting Standards

On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 860, formerly FAS 166, Accounting for Transfers of Financial Assets, which is a revision to ASC 860, formerly FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The statement also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. It was effective for financial statements issued for interim and annual periods ending after November 15, 2009.  The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date. The Bank adopted this statement on January 1, 2010, as required.  The adoption of this statement did not have a material effect on the consolidated financial statements.

On June 12, 2009, the FASB issued ASC 860, formerly FAS 167, Amendments to FASB Interpretation No. 46(R), which changed the way entities account for securitizations and special-purpose entities. The statement is a revision to ASC 810, formerly FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It was effective for financial statements issued for interim and annual periods ending after November 15, 2009.  The Bank adopted this statement on January 1, 2010, as required.  The adoption of this statement did not have a material effect on the consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement did not have an effect on the nature or timing of subsequent events evaluations performed by the Company. ASU 2010-09 became effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 10. These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect on the Company’s financial statement disclosure upon adoption of this ASU.

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

The Company and the Bank are subject to a regulatory order which prohibits the Company and the Bank from paying dividends on any of its stock, including the Series A Preferred Stock, without prior written non-objection of the OTS.  As a result, the Company elected to defer payment of its Series A Preferred Stock dividends beginning with the dividend payment that was due February 15, 2010.  However, the Company will continue to accrue these dividends and at March 31, 2010 dividends of approximately $312,000 were accrued in other liabilities on the consolidated statement of financial condition related to these dividend payments.

Note 5 - Earnings per Common Share

The weighted average number of common shares used to calculate earnings per share for the periods ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
	2010	2009
Basic weighted - average common shares	4,846,785	4,848,785
Effect of dilutive securities	—	—
Diluted weighted - average common shares	4,846,785	4,848,785

The calculation of diluted earnings per share excludes 15,482 and 17,242 options outstanding for the three months ended March 31, 2010 and 2009, respectively, which were antidilutive. In addition, the calculation excludes the Warrant to purchase 321,847 shares of common stock outstanding for the three month periods ended March 31, 2010 and 2009, which was antidilutive.

Note 6 — Investment Securities

Investment securities consisted of the following (in thousands):

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$24,846	$236	$(232)	$24,850
U.S. Government and Agency obligations	94,416	218	(786)	93,848

Total	$119,262	$454	$(1,018)	$118,698

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$25,480	$247	$(269)	$25,458
U.S. Government and Agency obligations	110,051	21	(3,021)	107,051

Total	$135,531	$268	$(3,290)	$132,509

The following tables summarize the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”) (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$3,750	$77	$2,476	$155	$6,226	$232
U.S. Government and Agency obligations	30,387	236	19,186	550	49,573	786

	$34,137	$313	$21,662	$705	$55,799	$1,018

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$5,156	$92	$2,453	$177	$7,609	$269
U.S. Government and Agency obligations	100,142	2,908	2,888	113	103,030	3,021

	$105,298	$3,000	$5,341	$290	$110,639	$3,290

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

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the unrealized losses are also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount.

The Company has pledged investment securities held to maturity with carrying values of approximately $42.8 million at March 31, 2010, and $59.5 million at December 31, 2009 as collateral for certain deposits in excess of $250,000.

The scheduled maturities of debt securities at March 31, 2010, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized	Fair
	Cost	Value

Within one year	$200	$203
Due from one year to five years	3,345	3,341
Due from five years to ten years	7,195	7,147
Due after ten years	108,522	108,007

Total	$119,262	$118,698

As of March 31, 2010 and December 31, 2009, investments with carrying values of approximately $112.4 million and $127.6 million, respectively, have call options held by the issuer, of which approximately $89.4 million and $99.2 million, respectively, are or were callable within one year.

Note 7 — Impaired Loans

Impaired loans consisted of the following as of the dates indicated (in thousands):

	March 31, 2010			December 31, 2009 (1)
	Recorded Investment	Valuation Allowance	Carrying Value	Recorded Investment	Valuation Allowance	Carrying Value
Nonaccrual loans with a valuation allowance	$33,586	$8,638	$24,948	$24,095	$7,476	$16,619
Nonaccrual loans without a valuation allowance	21,605	—	21,605	26,248	—	26,248
Total nonaccrual loans	55,191	8,638	46,553	50,343	7,476	42,867
Performing restructured loans (2)	4,846	—	4,846	4,609	—	4,609
Other impaired loans (3)	10,581	—	10,581	6,334	—	6,334
Total impaired loans	$70,618	$8,638	$61,980	$61,286	$7,476	$53,810

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Average investment in impaired loans	$57,848	$48,609

Interest income recognized on impaired loans	$415	$1,747

Interest based on original terms	$1,182	$4,355

(1)          Subsequent to the issuance of the Company’s 2009 consolidated financial statements included in its Annual Report on Form 10-K, filed on April 15, 2010, management identified an immaterial error in the disclosure of impaired loans in the table above.  Impaired loans of $20.5 million were omitted from the previously presented disclosure as of December 31, 2009.  This amount primarily represents impaired non-homogeneous loans less than $500,000 and borrower relationships less than $1.0 million.  The disclosed amounts of impaired loans without valuation allowance and impaired loans with a valuation allowance previously presented have been restated to include these impaired loans and restated to conform with the current presentation.  The previously omitted loans did not impact the consolidated statements of financial condition, operations or cash flows for the year ended December 31, 2009.

(2)          Performing restructured loans represent (1) loans that were not already on nonaccrual status before the restructuring that have been restructured so as to be reasonably assured of repayment and of performance according to prudent modified terms or (2) loans that have had sustained historical repayment performance for a reasonable period of time after the restructuring, generally a minimum of six months.  After a restructured loan has performed satisfactorily for a period of at least 12 months, it is generally no longer reported as a restructured loan for financial reporting purposes.

(3)          Other impaired loans generally include loans for which there may be doubt about the ultimate timing of collection of principal and interest compared to the original terms of the note but where the payment history has been satisfactory and collateral coverage is estimated to be adequate to pay principal and interest in full.  Total accrued interest for these loans was $110,000 at March 31, 2010, and $52,000 at December 31, 2009.  At March 31, 2010, other impaired loans included three loans totaling $3.0 million with accrued interest of $22,000 that were 30-59 days past due and one loan of $234,000 with accrued interest of $5,000 that was 60-89 days past due.

Note 8 — Allowances for Loan and Real Estate Losses

A summary of the activity in the allowances for loan and real estate losses is as follows for the three months ended March 31 (in thousands):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$32,908	$5,543	$6,441	$—

Provisions for estimated losses	53	579	3,521	164
Recoveries	70	—	60	—
Losses charged off	(379)	(199)	(464)	(164)

Balance—end of period	$32,652	$5,923	$9,558	$—

The allowance for loan losses as of March 31, 2010 and 2009 includes general valuation allowances of $24.0 million and $4.7 million, respectively, and specific valuation allowances of $8.6 million and $4.9 million, respectively.  The provision for loan losses decreased between the periods listed above primarily due to decreases in loan balances offset by increases in total nonaccrual loans and in the loss factors used in certain allowance categories, as well as an increase in specific loan loss allowances, in each respect due to deteriorating economic conditions.

Note 9 — Income Taxes

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009

Income tax provision (benefit):
Current:
Federal	$—	$645
State	—	10
Total current	—	655

Deferred:
Federal	101	(1,615)
State	52	(304)
Valuation allowance	(252)	—
Total deferred	(99)	(1,919)

Total	$(99)	$(1,264)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Three Months Ended March 31,
	2010		2009

Taxes at statutory rate	$274	34.0%	$(941)	34.0%
Increase (decrease) resulting from:
State income tax—net	35	4.3	(168)	6.1
Valuation allowance	(252)	(31.3)	—	—
Earnings on life insurance policies	(67)	(8.3)	(67)	2.4
Nontaxable investments	(89)	(11.0)	(67)	2.4
Other—net	—	—	(21)	0.8

Total	$(99)	(12.3)%	$(1,264)	45.7%

The Company’s net deferred tax liability account was comprised of the following (in thousands):

	March 31, 2010	December 31, 2009

Deferred tax assets:
Allowance for loan losses	$10,233	$11,054
Real estate owned	3,621	3,426
NOL carryovers	4,790	4,432
Other	190	190
Total deferred tax assets	18,834	19,102
Valuation allowance	(17,872)	(18,124)
Deferred tax asset, net of valuation allowance	962	978

Deferred tax liabilities:
Office properties	(903)	(928)
Federal Home Loan Bank stock	(202)	(300)
Pension plan contribution	(47)	(94)
Prepaid expenses	(185)	(130)
Total deferred tax liabilities	(1,337)	(1,452)

Deferred tax liability, net	$(375)	$(474)

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at March 31, 2010. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether, based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.  The carryback and carryforward periods for federal tax are two years and twenty years, respectively.  The state tax carryforward period is five years with no carryback period allowed.

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

At March 31, 2010, we determined that a valuation allowance relating to both the federal and state portion of our deferred tax asset was necessary. This determination for the state deferred tax asset was based largely on the negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $14.5 million and $3.4 million at March 31, 2010 were recorded for a portion of the federal deferred tax asset and all of the state deferred tax asset, respectively.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at March 31, 2010 and December 31, 2009. Payment of dividends to shareholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2007 and forward.  The Company’s 2007 federal income tax return was subject to a limited scope examination by the Internal Revenue Service during the first quarter of 2009.  As a result of the examination, the Company was assessed approximately $45,000, including interest, for the 2007 tax year.  The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Note 10 — Fair Value Measurement

ASC 820, formerly SFAS 157, Fair Value Measurement, provides a framework for measuring fair value and defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at March 31, 2010 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Impaired loans recorded at fair value with partial charge-offs and specific valuation allowances were $35.7 million net of specific valuation allowances of $8.6 million at March 31, 2010.

Real Estate Owned, net (“REO”)

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  REO at March 31, 2010 was $33.6 million. During the three months ended March 31, 2010, charge-offs to the allowance for loan losses related to loans that were transferred to REO were $153,000 on transfers to REO of $3.7 million.  Write downs related to REO that were charged to expense were $579,000 for the three months ended March 31, 2010.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2010:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$35,717	$—	$—	$35,717
REO, net (1)	34,549	—	—	34,549
	$70,266	$—	$—	$70,266

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

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$29,387	$29,387	$22,149	$22,149
Investment securities—held to maturity	119,262	118,698	135,531	132,509
Federal Home Loan Bank stock	2,422	2,422	3,125	3,125
Loans receivable—net	460,104	463,834	481,542	483,127
Loans held for sale	395	395	1,012	1,012
Cash surrender value of life insurance	21,424	21,424	21,226	21,226
Accrued interest receivable	3,672	3,672	4,229	4,229

LIABILITIES:
Deposits:
Checking, money market and savings accounts	213,355	213,355	245,287	245,287
Certificates of deposit	399,749	401,670	379,337	383,187
Other borrowings	35,526	36,107	59,546	60,203
Accrued interest payable	459	459	474	474
Advance payments by borrowers for taxes and insurance	905	905	695	695

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 11 — Regulatory Matters

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

As the following table indicates, at March 31, 2010, the Bank was above the regulatory adequacy minimums for tangible, core, total risk-based and tier 1 risk-based capital.  At December 31, 2009, the Bank was below the regulatory adequacy minimum for total risk-based capital and above the regulatory adequacy minimums for tangible, core, and tier 1 risk-based capital. The Bank had historically been categorized as well-capitalized in periods prior to December 31, 2009.

The Bank’s actual capital amounts (in thousands) and ratios are presented in the following table:

					To be Categorized
					as Adequately
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2010:

Tangible Capital to Tangible Assets	$43,030	6.17%	$10,459	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	43,030	6.17%	34,862	5.00%	$34,862	5.00%

Total Capital to Risk-Weighted Assets	49,014	10.64%	46,077	10.00%	46,077	10.00%

Tier I Capital to Risk-Weighted Assets	43,030	9.34%	N/A	N/A	18,431	4.00%

					To be Categorized
					as Adequately
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:

Tangible Capital to Tangible Assets	$42,042	5.75%	$10,965	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	42,042	5.75%	36,550	5.00%	$36,550	5.00%

Total Capital to Risk-Weighted Assets	48,344	9.97%	48,512	10.00%	48,512	10.00%

Tier I Capital to Risk-Weighted Assets	42,042	8.67%	N/A	N/A	19,405	4.00%

As discussed further in Part I, Item 2 under the section “Executive Summary — Regulatory Enforcement Actions”, on April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS. The Orders became effective on April 14, 2010. The Bank Order states that no later than December 31, 2010, the Bank shall achieve and maintain a Tier 1 (Core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12%.  The Bank had previously agreed with the OTS to maintain a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%.  These are the requirements that were in effect at March 31, 2010 and the Bank’s ratios were in excess of the ratios otherwise required under the capital adequacy requirements.  The requirement to meet and maintain a specific capital level means that the Bank may not be deemed to be well-capitalized for the purposes of prompt corrective action.

The Bank Order also states that by June 30, 2010, the Bank shall submit to the OTS a written capital plan to achieve and maintain the foregoing capital levels.  At a minimum, the plan shall: (i) address the amount of additional capital that will be necessary to meet the foregoing capital levels under different, progressively stressed economic environments; (ii) address the requirements and restrictions imposed by the Order and the Bank’s most recent examination; (iii) address the Bank’s level of classified assets, allowance for loan and lease losses, earnings, asset concentrations, liquidity needs, and trends in this area;  (iv) address current and projected trends in real estate market conditions; (v) address the Bank’s capital preservation and enhancement strategies; and (vi) identify specific sources of additional capital and the timeframes and methods by which additional capital will be raised.

Under the regulatory framework for prompt corrective action, the Bank’s capital status may preclude the Bank from access to borrowings from the Federal Reserve System through the discount window. Also, as required by the framework, the Bank must submit to the OTS a written capital plan as described above.  The Bank believes it can attain these ratios by December 31, 2010 through improved operating results, shrinkage in asset size, potential branch sales, and raising capital in the third or fourth quarter of 2010.  Management’s plan is subject to economic conditions and assumes no significant further deterioration of the Bank’s loan portfolio.

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

Note 12 — Subsequent Events

The Bank is a participant in a non-contributory multiemployer defined benefit pension plan covering all qualified employees.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the plan effective July 1, 2010.  Freezing the plan eliminates all future benefit accruals for participants in the plan and closes the plan to new participants as of that date.  After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the plan.

On April 30, 2010, the Board of Directors of the Company approved the cancellation of the Company’s treasury shares and the return of such shares of common stock to the status of authorized but unissued.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Management’s discussion and analysis of financial condition and results of operations is intended to assist a reader in understanding the consolidated financial condition and results of operations of the Company for the periods presented.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to such financial statements found in this report under “Part I, Item 1, Consolidated Financial Statements”.

The Bank is a federally chartered stock savings and loan association that was formed in 1934.  First Federal conducts business from its main office and nineteen full-service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. The Bank’s focus will continue in this six county area.  The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. However, the Bank is currently subject to comprehensive lending restrictions as a result of the provisions of the Bank Order.  See “Regulatory Enforcement Actions” on the following page for further information. Other financial services include investment products offered through First Federal Investment Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, e-statements, bill payment and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

First Federal’s lending focus has traditionally been on permanent residential real estate.  However, between 2003 and 2005, an increased emphasis was placed on commercial real estate lending and construction lending based on opportunities in Washington and Benton counties.  Beginning in late 2005, we reduced our focus on construction lending due to an oversupply of homes and lots in Northwest Arkansas.  While oversupply continues to be a significant issue, the market in Northwest Arkansas continues to outperform the national and state economies with lower unemployment and continued population growth. Washington and Benton County are the headquarters of the state’s two largest employers, Wal-Mart and Tyson Foods.  These employers attract suppliers who establish offices in the area and create jobs, fostering demand for housing and office space.  As of February 2010, unemployment in the Fayetteville/Springdale/Rogers metro area was 7.0% (not seasonally adjusted), compared to the Arkansas rate of 7.7% and the U.S. rate of 9.7%, both seasonally adjusted.

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

In addition, management is also challenged with managing interest rate risk.  The Bank’s current interest rate risk position as measured by our regulator, the OTS, is at a minimal level as defined by Thrift Bulletin 13a.  The movement of interest rates impacts the level of interest rate risk and the timing and magnitude of assets repricing compared to liabilities repricing.  The Bank attempts to reduce the impact of changes in interest rates on its net interest income by managing the repricing gap.

Corporate Overview and Strategic Initiatives

Overview.  As a community-oriented financial institution serving the borrowing and deposit needs of its primary market area of Northcentral and Northwest Arkansas, the Bank’s loan portfolio grew as a reflection of the economic strength and expansion of its primary market area.  Between December 31, 2002 and December 31, 2005, the Bank’s loan portfolio grew from $507.0 million to $790.6 million, primarily as a result of increased construction, commercial real estate, and land lending. However, beginning in late 2005, the Bank began to note an oversupply of homes and lots in the Northwest Arkansas market and limited its construction loan activity.  Construction loan originations dropped from $195.8 million in 2005 to $93.6 million in 2006, $39.0 million in 2007, $15.1 million in 2008, and $12.5 million in 2009.  This oversupply and, beginning in 2007, the current recession, resulted in an increase in nonperforming assets, which amounted to $80.2 million or 11.50% of total assets at March 31, 2010 compared to $78.0 million or 10.67% of total assets at December 31, 2009.  As discussed further below, management has taken various actions to address its operational issues and will continue to devote substantial resources toward the resolution of all delinquent and nonperforming assets.

Regulatory Enforcement Actions.

The OTS is the primary federal regulator of the Bank.  As a result of the loss in 2009 and the increase in nonperforming assets and based on a regulatory examination of the Company and the Bank in the fall of 2009, on April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS.  The Orders became effective on April 14, 2010.

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

•                  Effective immediately, the Bank shall not, without the prior written non-objection of the OTS, increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter.

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

•                  Within twenty-five (25) days after the end of each quarter, beginning with the quarter ended March 31, 2010, the Bank shall submit a written report to the Bank’s Board of Directors setting forth the ALLL analysis for the Bank’s assets and all assumptions used to determine the adequacy of the ALLL, given current economic conditions and the Bank’s risk profile.  The written report is required to be submitted to the OTS Regional Director within thirty (30) days after the end of each quarter. This report was submitted as required.

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

•                  By April 30, 2010, the Bank shall retain an independent third party consultant acceptable to the OTS Regional Director to conduct a review of supervision of the Bank’s lending operations by the Board and management. At a minimum, the Management Study shall include: (i) the identification of present and future staffing requirements for the Bank’s lending operations; (ii) an evaluation of the performance of management with respect to the Bank’s lending operations, including an assessment of whether compensation is commensurate with job performance and responsibilities in compliance with 12 C.F.R. § 563.161(b); (iii) the establishment of standards by which management’s effectiveness in the Bank’s lending operations will be measured; (iv) an assessment of the adequacy of communication regarding the Bank’s lending operations between management and the Board and the quality and timeliness of reporting to the Board; and (v) recommendations on whether to expand the scope, frequency, and sufficiency of information regarding the Bank’s lending operations provided to the Board by management. By July 30, 2010, the Board shall adopt a written plan to address any identified weaknesses or deficiencies noted in such study. The Bank shall provide such plan to the OTS within fifteen (15) days after the board meeting.   The Bank retained the independent third party consultant and this consultant has already begun work towards compliance with this requirement of the Bank Order.

The Bank Order will remain in effect until terminated, modified or suspended by the OTS.  Copies of the stipulations and the Orders are included as Exhibits 10.7 to 10.10 to the Company’s 2009 Annual Report on Form 10-K filed with the SEC on April 15, 2010.  The descriptions of the Orders set forth herein do not purport to be complete, and are qualified by reference to the full text of the Orders.

The Company and the Bank have taken such actions as necessary to comply with the provisions of the Orders which are currently effective and are continuing to work toward compliance with the provisions of the Orders with future compliance dates.  Any material failure by the Company and the Bank to comply with the provisions of the Orders could result in further enforcement actions by the OTS. While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Orders, there can be no assurance that the Company or the Bank will be able to comply fully with the Orders, or that efforts to comply with the Orders will not have adverse effects on the operations and financial condition of the Company or the Bank.  See “Risk Factors.”

Report of Independent Registered Public Accounting Firm. The report of the Company’s independent registered public accounting firm for the year ended December 31, 2009 contained an explanatory paragraph as to the Company’s ability to continue as a going concern primarily due to the Company’s loss of $45.5 million in 2009, the Bank’s significant level of criticized assets and the decline in the Bank’s capital position.  See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 herein.

Strategic Initiatives.  In response to the operational issues which have arisen as a result of the level of the Bank’s nonperforming assets and the difficult economic and banking environment, management has taken a number of cost saving actions, implemented various strategic initiatives and aggressively addressed the nature and level of its nonperforming assets.

During 2009, the Company reviewed all aspects of its cost structure and implemented the following cost saving measures which continue in 2010:

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

In order to complement the cost saving of the actions described above and to provide the Company with greater operational flexibility, the Company has taken the following actions:

•                  Significantly reduced lending, particularly construction and land loans;

•                  Increased liquidity;

•                  Suspended cash dividends on common and preferred stock; and

•                  Maintained the level of its interest rate spread and net interest margin.

The Company continues to work through the credit problems presented by the oversupply of homes and lots in the Company’s Northwest Arkansas market area, the housing market downturn and current market conditions.  In order to address the Company’s nonperforming assets, the Company has taken the following steps in 2010:

•                  Hired an independent third party contractor to conduct a thorough review and analysis of its loan portfolio, including a review of collateral valuations;

•                  Hired an experienced former bank regulator as the Bank’s Credit Risk and Loan Review Manager; and

•                  Hired an Appraisal Review Officer.

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

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, the following estimates, due to the judgments, estimates and assumptions inherent in those policies, are critical to preparation of our financial statements.

•                  Determination of our allowance for loan losses

•                  Valuation of real estate owned

•                  Valuation of our deferred tax assets

These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the notes to the unaudited condensed consolidated financial statements included herein. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between March 31, 2010 and December 31, 2009 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	March 31,	December 31,	Increase	Percentage
	2010	2009	(Decrease)	Change
ASSETS
Cash and cash equivalents	$29,387	$22,149	$7,238	32.7%
Investment securities held to maturity	119,262	135,531	(16,269)	(12.0)
Federal Home Loan Bank stock	2,422	3,125	(703)	(22.5)
Loans receivable, net	460,104	481,542	(21,438)	(4.5)
Loans held for sale	395	1,012	(617)	(61.0)
Accrued interest receivable	3,672	4,229	(557)	(13.2)
Real estate owned, net	33,623	35,155	(1,532)	(4.4)
Office properties and equipment, net	23,236	23,567	(331)	(1.4)
Prepaid expenses and other assets	24,828	24,760	68	0.3

TOTAL	$696,929	$731,070	$(34,141)	(4.7)%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$613,104	$624,624	$(11,520)	(1.8)%
Other borrowings	35,526	59,546	(24,020)	(40.3)
Other liabilities	4,300	3,600	700	19.4

Total liabilities	652,930	687,770	(34,840)	(5.1)

STOCKHOLDERS’ EQUITY	43,999	43,300	699	1.6

TOTAL	$696,929	$731,070	$(34,141)	(4.7)%

BOOK VALUE PER COMMON SHARE	$5.73	$5.59

COMMON EQUITY TO ASSETS	4.0%	3.7%

TOTAL EQUITY TO ASSETS	6.3%	5.9%

Loans Receivable.  Changes in loan composition between March 31, 2010 and December 31, 2009 are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase
	2010	2009	(Decrease)	% Change

One- to four-family residences	$234,588	$235,990	$(1,402)	(0.6)%
Home equity lines of credit and second mortgage	24,022	27,022	(3,000)	(11.1)
Multifamily	24,285	25,368	(1,083)	(4.3)
Commercial real estate	106,810	107,237	(427)	(0.4)
Land	40,030	41,405	(1,375)	(3.3)
Construction:
One- to four-family residences	5,511	7,102	(1,591)	(22.4)
Speculative one-to four-family residences	6,959	8,849	(1,890)	(21.4)
Multifamily	13,628	14,178	(550)	(3.9)
Commercial real estate	1,772	9,717	(7,945)	(81.8)
Land development	8,974	9,449	(475)	(5.0)
Total construction loans	36,844	49,295	(12,451)	(25.3)
Total mortgage loans	466,579	486,317	(19,738)	(4.1)

Commercial	13,352	14,575	(1,223)	(8.4)

Automobile	5,897	6,810	(913)	(13.4)
Other	9,791	11,052	(1,261)	(11.4)
Total consumer	15,688	17,862	(2,174)	(12.2)

Total loans receivable	495,619	518,754	(23,135)	(4.5)

Undisbursed loan funds	(2,842)	(4,327)	1,485	(34.3)
Deferred loan costs (fees) — net	(21)	23	(44)	(191.3)
Allowance for loan losses (1)	(32,652)	(32,908)	256	(0.8)

Loans receivable, net	$460,104	$481,542	$(21,438)	(4.5)%

(1)  The allowance for loan losses at March 31, 2010 and December 31, 2009, is comprised of specific valuation allowances of $8.6 million and $7.5 million, respectively, and general valuation allowances of $24.0 million and $25.4 million, respectively.

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

Asset Quality.  The following table sets forth the amounts, net of specific valuation allowances, and categories of the Bank’s nonperforming assets at the dates indicated (dollars in thousands).

	March 31, 2010		December 31, 2009		Increase
	Net	% Assets	Net	% Assets	(Decrease)
Nonaccrual Loans:
One- to four-family residential	$12,721	1.83%	$11,941	1.63%	$780
Home equity and second mortgage	978	0.14	1,174	0.16	(196)
Speculative one- to four-family construction	849	0.12	1,081	0.15	(232)
Multifamily residential	3,939	0.57	1,431	0.20	2,508
Land development	5,694	0.82	6,144	0.84	(450)
Land	14,556	2.09	13,709	1.88	847
Commercial real estate	7,187	1.03	6,795	0.93	392
Commercial loans	383	0.05	463	0.06	(80)
Consumer loans	246	0.03	129	0.01	117

Total nonaccrual loans	46,553	6.68%	42,867	5.86%	3,686

Real estate owned	33,623	4.82	35,155	4.81	(1,532)

Total nonperforming assets	80,176	11.50	78,022	10.67	2,154
Performing restructured loans	4,846	0.70	4,609	0.63	237

Total nonperforming assets and performing restructured loans (1)	$85,022	12.20%	$82,631	11.30%	$2,391

(1) The table above does not include substandard impaired loans of $10.6 million and $6.3 million as of March 31, 2010 and December 31, 2009, respectively.  These impaired loans generally include loans for which there may be doubt about the ultimate timing of collection of principal and interest compared to the original terms of the note but where the payment history has been satisfactory and collateral coverage is estimated to be adequate to pay principal and interest in full.  See Note 7 to the unaudited condensed consolidated financial statements.  The table also does not include substandard loans which were judged not to be impaired totaling $24.3 million and $37.3 million at March 31, 2010 and December 31, 2009, respectively.

The increase in net nonaccrual loans from $42.9 million at December 31, 2009 to $46.6 million at March 31, 2010 was primarily related to an increase in nonaccrual multifamily residential loans. The increase in nonaccrual multifamily loans was primarily due to a $2.9 million construction loan on a 56 unit apartment complex in Rogers, Arkansas that matured April 1, 2010.  Based on estimated costs to complete the project and a July 2009 appraisal, a specific loan loss allowance of approximately $600,000 was recorded for this loan as of March 31, 2010.  Nonaccrual land and land development loans comprise over 43% of nonaccrual loans at March 31, 2010. Nonaccrual land and land development loans with balances in excess of $1.0 million at March 31, 2010 are listed in the table below (in thousands).

	Location	Date to Nonaccrual	Comments	Loan Balance	Specific Valuation Allowance	Net of SVA	Valuation Date	Source
Land Development
42 developed single family lots	Cave Springs, AR	3Q2007	A	$1,040	$—	$1,040	November 2009	F
52 single family lots and 25 acres of undeveloped land	Fayetteville, AR	1Q2009	B	3,649	—	3,649	November 2009	F
40 acres, proposed residential subdivision	Farmington, AR	3Q2009	C	1,060	55	1,005	December 2009	F
				$5,749	$55	$5,694
Land
80 acres for future residential development	Fayetteville, AR	1Q2009	D	$2,223	$—	$2,223	February 2010	G
29 acres for future commercial development	Springdale, AR	1Q2009	D	2,039	10	2,029	March 2010	G
24 acres, commercial zoned	Lowell, AR	1Q2009	D	1,947	—	1,947	March 2010	G
96 developed single family lots	Fayetteville, AR	1Q2009	E	2,735	370	2,365	March 2010	F
60 acres, residential zoned	Fayetteville, AR	1Q2009	B	2,005	777	1,228	February 2010	G
35 acres, proposed residential subdivision	Fayetteville, AR	3Q2009	C	3,447	2,308	1,139	January 2010	G
Other - 27 loans under $1 million each				4,353	728	3,625
				$18,749	$4,193	$14,556

A	—

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

We expect a significant amount of the nonaccrual real estate loans to eventually migrate to real estate owned as $30.3 million of the nonaccrual real estate loans, net of specific valuation allowances of $4.6 million, are in bankruptcy or some stage of the foreclosure process as of March 31, 2010.  Therefore, we expect real estate owned and associated expenses to continue to remain at elevated levels in future periods as such loans migrate from loans to real estate owned.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated.

	March 31, 2010	December 31, 2009	Increase (Decrease)	Percentage Change
	(Dollars in Thousands)
Real estate owned
One- to four-family residential	$9,076	$10,216	$(1,140)	(11.2)%
Speculative one- to four-family construction(1)	3,095	3,186	(91)	(2.9)
Multifamily	377	545	(168)	(30.8)
Land(2)	13,782	13,952	(170)	(1.2)
Commercial real estate	7,293	7,256	37	0.5
Total real estate owned	$33,623	$35,155	$(1,532)	(4.4)%

(1)          At March 31, 2010, $2.6 million of these properties were 100% complete.  The remainder range from 73% to 98% complete.

(2)          At March 31, 2010, $8.5 million of the land balance represented 294 developed subdivision lots and $2.5 million represented four unimproved commercial lots. The remaining $2.8 million consisted of raw land.

The land component of real estate owned is made up of the following at March 31, 2010 (in thousands):

	Location	Date to real estate owned	Balance	Valuation Date	Source

Land
35 developed single family lots	Pea Ridge, AR	12/30/2008	$385	1/14/2010	1
48 developed single family lots	Elm Springs, AR	10/21/2008	1,230	1/27/2010	1
110 developed single family lots	Springdale, AR	4/17/2008	3,534	1/14/2010	1
60 developed single family lots	Lowell, AR	5/30/2008	1,662	1/15/2010	1
30.7 acres for future residential development	Lowell, AR	5/30/2008	1,257	3/29/2010	2
63.3 acres for future residential development	Elm Springs, AR	10/21/2008	888	1/27/2010	2
10 developed single family lots	Farmington, AR	7/2/2009	564	12/30/2009	2
1 unimproved commercial lot	Rogers, AR	10/29/2009	1,879	1/27/2010	2
3 unimproved commercial lots	Springdale, AR	11/19/2009	664	1/25/2010	1
Other - 36 properties			1,719
			$13,782

1 — This valuation is based on discounted cash flow.

2 — This valuation is based on comparable sales.

The Bank is diligently working to dispose of its REO and has several team members dedicated to this effort, including an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, market research reports, and our own market evaluations to make pricing and selling decisions.  The Bank’s Chief Lending Officer, loan officers, credit manager, special assets officer, and team members in the collections department all work together in this endeavor.   The Bank’s goal is to liquidate these properties in an orderly and efficient manner without incurring extraordinary losses due to quick sale pricing.  During the quarter ended March 31, 2010, the Bank’s net sales proceeds from REO sales were $4.6 million, which included $2.9 million of loans to facilitate the sales of REO.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At March 31, 2010, the Bank had $119.2 million of classified assets, all of which were classified as substandard, including $46.6 million of nonaccrual loans and $33.6 million of real estate owned.  Substandard loans include $39.0 million of loans not included in the nonperforming assets table.  Such loans have been reviewed and determined not to be impaired or if impaired, were estimated to have no loss.  As a result, such loans remained on accrual status at March 31, 2010.

In addition, at March 31, 2010, the Bank had $41.5 million of assets designated as special mention. Special mention assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.

Potential Problem Loans.   Based on the oversupply of lots in Northwest Arkansas, our land development portfolio poses a higher risk of default.  These loans are typically structured with interest due at maturity and lot sales as the source of repayment.  Since lot sales in the Northwest Arkansas market are significantly slower than when these loans were originated, our borrowers typically must rely on a secondary source of funds to pay the interest as it becomes due.  Due to the relatively large balances of these types of loans, the interest due at maturity is usually significant.  At March 31, 2010, gross land development loans totaled $9.0 million.  Of this total, $5.7 million is on nonaccrual status with $1.2 million in nonaccrual interest, and $3.1 million with $22,000 in accrued interest is classified as substandard and remains on accrual.

Delinquent Loans.  The following table represents loans past due 30 — 89 days not on nonaccrual status as of March 31, 2010 and December 31, 2009 (in thousands).  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	March 31, 2010	December 31, 2009
One- to four-family residential	$4,468	$2,759
Home equity and second mortgage	557	201
Multifamily residential	22	—
Land	781	1,156
Commercial real estate	3,491	974
Commercial loans	707	1,668
Consumer loans	176	118
	$10,202	$6,876

Percentage of Portfolio	2.06%	1.33%

Past due loans not on nonaccrual status are up since December 31, 2009 in the categories of single family, home equity and commercial real estate loans.  We believe the negative trend in the single family and home equity categories is due to economic conditions and we have provided for this in our General Valuation Allowances (“GVA”) in these categories accordingly.  Past due commercial real estate loans are up at March 31, 2010 compared to December 31, 2009 due to a $2.8 million loan collateralized by two commercial buildings that was 30 days past due as of March 31, 2010.  The borrower operates a furniture store and has struggled to stay current on the loan, primarily due to the effect economic conditions have had on his business.  We have obtained appraisals on the properties within the past year and updated them this quarter.  Based on the appraisals and related update, we do not expect to incur a significant loss on this loan.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$32,908	$6,441
Provisions for estimated losses	53	3,521
Recoveries	70	60
Losses charged off	(379)	(464)
Balance at end of period	$32,652	$9,558

A summary of the activity in the allowance for losses by category for the three months ended March 31, 2010 is presented below (in thousands):

	December 31,				March 31,
	2009	Charge-offs (1)	Recoveries	Provisions	2010
One- to four-family residential	$4,436	$(81)	$9	$—	$4,364
Home equity and second mortgage	1,688	(78)	2	—	1,612
Speculative one- to four-family construction	884	—	—	—	884
Multifamily residential	3,915	—	—	—	3,915
Land development	1,181	—	—	—	1,181
Land	8,589	—	16	—	8,605
Commercial real estate	9,077	(57)	—	—	9,020
Commercial loans	2,578	(67)	1	—	2,512
Consumer loans	560	(96)	42	53	559
	$32,908	$(379)	$70	$53	$32,652

(1)          As noted in the table above, charge-offs for the three months ended March 31, 2010, were $379,000.  At March 31, 2010, specific valuation allowances were $8.6 million.  Due to the level of specific valuation allowances, we expect charge-offs to increase in future periods.

The composition of the allowance for loan losses by component and category as of March 31, 2010 and December 31, 2009 is presented below (in thousands):

	March 31, 2010			December 31, 2009
	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio
One- to four-family residential	$705	$3,659	1.53%	$405	$4,031	1.66%
Home equity and second mortgage	313	1,299	5.48	305	1,384	5.18
Speculative one- to four-family construction	123	761	11.13	120	764	8.75
Multifamily residential	1,206	2,709	7.38	547	3,368	8.09
Land development	55	1,126	12.62	70	1,110	11.83
Land	4,193	4,412	12.31	3,923	4,665	12.45
Commercial real estate	1,461	7,559	7.06	1,708	7,368	6.54
Commercial loans	459	2,053	15.92	291	2,286	16.00
Consumer loans	123	436	2.80	107	456	2.57
	$8,638	$24,014	4.93%	$7,476	$25,432	4.97%

Changes in the composition of the allowance for loan losses between March 31, 2010 and December 31, 2009 are presented in the following table (in thousands):

	March 31,	December 31,	Increase
	2010	2009	(Decrease)
General	$24,014	$25,432	$(1,418)
Specific	8,638	7,476	1,162
	$32,652	$32,908	$(256)

The general component of the allowance for loan losses decreased primarily due to decreases in certain of the related loan balances.  The specific component of the allowance for loan losses increased primarily due to allowances established since December 31, 2009 on multifamily loans.  See “Asset Quality.”

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

Although we consider the allowance for loan losses of approximately $32.6 million, which consists of a general valuation allowance of $24.0 million and a specific valuation allowance of $8.6 million, adequate to cover losses inherent in our loan portfolio at March 31, 2010, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.  Either of these occurrences could materially and adversely affect our financial condition and results of operations.

Investment Securities.  Changes in the composition of investment securities held to maturity between March 31, 2010 and December 31, 2009 are presented in the following table (in thousands).

	March 31,	December 31,	Increase
	2010	2009	(Decrease)
U.S. Government and agency obligations	$94,416	$110,051	$(15,635)
Municipal securities	24,846	25,480	(634)
Total	$119,262	$135,531	$(16,269)

During the first three months of 2010, investment securities totaling $16.3 million with an average tax equivalent yield of 5.27% matured or were called and no investments were purchased during the period.

At March 31, 2010, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$94,416	$93,848
Municipal securities	24,846	24,850
Total	$119,262	$118,698

Accrued Interest Receivable.   The decrease in accrued interest receivable was primarily due to a decrease in the loans receivable balance and a decrease in the loan yield at March 31, 2010 compared to December 31, 2009.

Real Estate Owned, net.  Changes in the composition of real estate owned between March 31, 2010 and December 31, 2009 are presented in the following table (dollars in thousands).

	December 31, 2009	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Loss	March 31, 2010
One- to four-family residential	$10,216	$3,208	$(272)	$(4,073)	$(3)	$9,076
Speculative one- to four-family	3,186	200	(127)	(164)	—	3,095
Multifamily	545	—	—	(126)	(42)	377
Land	13,952	180	(100)	(244)	(6)	13,782
Commercial real estate	7,256	117	(80)	—	—	7,293
	$35,155	$3,705	$(579)	$(4,607)	$(51)	$33,623

(1)          Net sales proceeds include $2.9 million of loans made by the Bank to facilitate the sale of real estate owned.

Deposits.  Changes in the composition of deposits between March 31, 2010 and December 31, 2009 are presented in the following table (dollars in thousands).

	March 31, 2010	December 31, 2009	Increase (Decrease)	Percentage Change

Checking accounts	$136,776	$166,707	$(29,931)	(18.0)%
Money Market accounts	49,729	53,597	(3,868)	(7.2)
Savings accounts	26,850	24,983	1,867	7.5
Certificates of deposit	399,749	379,337	20,412	5.4

Total deposits	$613,104	$624,624	$(11,520)	(1.8)%

Deposits decreased in the comparison period, primarily due to a decrease in public school checking accounts, offset by an increase in certificates of deposit. The Bank views checking accounts as an attractive source of funds and will continue to promote such accounts as they offer overall low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Other Borrowings.  The Bank experienced a $24.0 million or 40.3% decrease in FHLB of Dallas borrowings during the quarter.  The FHLB of Dallas advances at March 31, 2010 of $35.5 million consisted of $23.5 million of fixed rate advances with an average cost of 3.36% and $12.0 million of floating rate advances with an average cost of 0.37%.

Stockholders’ Equity.  Stockholders’ equity increased approximately $699,000 from December 31, 2009 to March 31, 2010.  The increase in stockholders’ equity was primarily due to net income of $905,000 during the first three months of 2010.  In addition, during the three months ended March 31, 2010, preferred dividends of approximately $206,000 were accrued.  See the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2010 for more detail.

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

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$499,334	$6,829	5.47%	$567,745	$7,555	5.32%
Investment securities(2)	133,510	1,587	4.76	126,240	1,564	4.96
Other interest-earning assets	26,755	15	0.23	14,740	3	0.10
Total interest-earning assets	659,599	8,431	5.11	708,725	9,122	5.15
Noninterest-earning assets	70,308			84,406
Total assets	$729,907			$793,131
Interest-bearing liabilities:
Deposits	$617,274	2,549	1.65	$628,829	3,781	2.41
Other borrowings	64,016	242	1.51	78,382	645	3.29
Total interest-bearing liabilities	681,290	2,791	1.64	707,211	4,426	2.50
Noninterest-bearing liabilities	4,750			7,822
Total liabilities	686,040			715,033
Stockholders’ equity	43,867			78,098
Total liabilities and stockholders’ equity	$729,907			$793,131

Net interest income		$5,640			$4,696
Net earning assets	$(21,691)			$1,514
Interest rate spread			3.47%			2.65%
Net interest margin			3.42%			2.65%
Ratio of interest-earning assets to interest-bearing liabilities			96.82%			100.21%

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

	Three Months Ended March 31,
	2010 vs. 2009
	Increase (Decrease)
	Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(910)	$209	$(25)	$(726)
Investment securities	90	(63)	(4)	23
Other interest-earning assets	3	5	4	12
Total interest-earning assets	(817)	151	(25)	(691)

Interest expense:
Deposits	(69)	(1,184)	21	(1,232)
Other borrowings	(118)	(349)	64	(403)
Total interest-bearing liabilities	(187)	(1,533)	85	(1,635)
Net change in net interest income	$(630)	$1,684	$(110)	$944

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended March 31, 2010 and 2009 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	2010 vs 2009
Interest income:
Loans receivable	$6,829	$7,555	$(726)
Investment securities	1,587	1,564	23
Other	15	3	12
Total interest income	8,431	9,122	(691)
Interest expense:
Deposits	2,549	3,781	(1,232)
Other borrowings	242	645	(403)
Total interest expense	2,791	4,426	(1,635)
Net interest income before provision for loan losses	5,640	4,696	944
Provision for loan losses	53	3,521	(3,468)
Net interest income after provision for loan losses	5,587	1,175	4,412
Noninterest income:
Deposit fee income	1,190	1,192	(2)
Earnings on life insurance policies	198	197	1
Gain on sale of loans	136	148	(12)
Other	297	370	(73)
Total noninterest income	1,821	1,907	(86)
Noninterest expenses:
Salaries and employee benefits	2,798	2,967	(169)
Real estate owned, net	801	395	406
FDIC insurance premium	515	241	274
Professional fees	406	291	115
Advertising and public relations	64	111	(47)
Other	2,018	1,844	174
Total noninterest expenses	6,602	5,849	753
Income (loss) before income taxes	806	(2,767)	3,573
Income tax benefit	(99)	(1,264)	1,165
Net income (loss)	905	(1,503)	2,408
Preferred stock dividends and accretion of preferred stock discount	222	62	160
Net income (loss) available to common shareholders	$683	$(1,565)	$2,248

Basic earnings (loss) per common share	$0.14	$(0.32)	$0.46
Diluted earnings (loss) per common share	$0.14	$(0.32)	$0.46

Interest rate spread	3.47%	2.65%
Net interest margin	3.42%	2.65%

Average full-time equivalents	249	291

Full-service offices	20	20

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

Interest Income.  The decrease in interest income for the three month comparative period was primarily due to a decrease in the average balance of loans receivable.  The average balance of loans receivable decreased due to repayments and maturities as well as a decrease in loan originations.

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

The provision for loan losses decreased $3.5 million to $53,000 for the quarter ended March 31, 2010 compared to $3.5 million for the quarter ended March 31, 2009.  During the first quarter of 2010, the loan portfolio held for investment shrank from $518.7 million to $495.6 million.  The $23.1 million decrease in the loan portfolio was primarily responsible for the $1.4 million decline in the general valuation allowance between December 31, 2009 and March 31, 2010.  This was offset somewhat by a $1.2 million increase in specific valuation allowances, $600,000 of which was due to a multifamily residential construction loan.  See “Asset Quality.”

NONINTEREST EXPENSE

Noninterest expense.  Noninterest expenses are up overall for the quarter ended March 31, 2010, compared to the same quarter in 2009, primarily due to the effects of the level of nonperforming loans and related collection costs, the level of real estate owned and related costs, and costs incurred as a result of the Company Order and the Bank Order, as illustrated below.

	Three Months Ended March 31,
	2010	2009	Increase

Real estate owned, net	$801	$395	$406
FDIC insurance	515	241	274
Supervisory assessments	106	48	58
Professional fees	406	291	115
Consultant fees	182	57	125
Loan collection expenses	157	—	157
Total	$2,167	$1,032	$1,135

In order to offset the effects of the increased costs, the Company has worked to control other costs where possible, as illustrated below.

	Three Months Ended March 31,
	2010	2009	Decrease

Salaries and employee benefits	$2,798	$2,967	$(169)
Occupancy expense	670	677	(7)
Data processing	379	408	(29)
Advertising and public relations	64	111	(47)
Postage and supplies	161	240	(79)
Other	363	414	(51)
Total	$4,435	$4,817	$(382)

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	2010 vs 2009
Salaries	$2,293	$2,467	$(174)
Payroll taxes	206	230	(24)
Insurance	142	158	(16)
401(k)(1)	—	37	(37)
Defined benefit plan contribution	123	39	84
Other	34	36	(2)
Total	$2,798	$2,967	$(169)

(1)          Represents Company matching contributions on the 401(k) plan.  Effective February 16, 2009, the Company discontinued its matching contributions to the 401(k) plan.

The decrease in salaries and benefits was primarily due to a reduction in full time equivalent employees as well as cessation of the Company’s 401(k) matching contribution in February 2009.

The Bank is a participant in the multiemployer Pentegra Defined Benefit Plan (the “Plan”).  The Plan is non-contributory and covers all qualified employees. Since the Plan is a multiemployer plan, contributions of participating employers are commingled and invested on a pooled basis without allocation to specific employers or employees.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Plan and closing the Plan to new participants as of that date. The Bank anticipates annual cost savings from freezing the Plan of approximately $140,000. Actual cost savings will depend on a number of factors, including, but not limited to, administrative and other costs, the level of interest rates in the future and the performance of Plan assets.  After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Plan.  The level of amortization charges is determined by the Plan’s funding shortfall, which is determined by comparing Plan liabilities to Plan assets.  Based on current interest rates and Plan assets, the Bank anticipates that the funding shortfall may increase, resulting in increased amortization charges effective July 1, 2010.  Increased amortization charges will decrease cost savings associated with freezing the Plan.

Real Estate Owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	2010 vs 2009
Loss provisions	$579	$164	$415
Net loss (gain) on sales	51	(22)	73
Taxes and insurance	97	184	(87)
Other	74	69	5
Total	$801	$395	$406

Real estate owned is expected to increase in the foreseeable future and real estate owned expenses associated with maintaining the properties are expected to increase accordingly.  Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

FDIC Insurance Premium.  FDIC insurance increased during the three month comparison period due to an increase in the premium rate for 2010.  FDIC premium expense is expected to continue to increase.  See “Part II, Item 1A Risk Factors — Future FDIC insurance premiums or special assessments may impact our earnings.”

Professional Fees.  Professional fees increased primarily due to an increase in audit fees and to a lesser degree an increase in legal fees related to nonaccrual loans.  We expect professional fees to remain at an elevated level due to the amount of nonaccrual loans and the increased legal, accounting, and other fees associated with reporting and compliance requirements.

Advertising and Public Relations.  The decrease in 2010 is primarily related to a decrease in direct mail, print media and broadcast media advertising.

Income Taxes.  The income tax benefit decreased primarily due to the increase in taxable income as well as the fact that there is a valuation allowance on the deferred tax asset as of March 31, 2010 and there was no such valuation allowance as of March 31, 2009.  See also Note 9 to the unaudited condensed consolidated financial statements included in Part I, Item 1 herein for further information regarding income taxes.

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

At March 31, 2010, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At March 31, 2010, the Company had no interests in non-consolidated special purpose entities.

At March 31, 2010, commitments included:

•                  total approved commitments to originate or purchase loans amounting to $2.2 million;

•                  rate lock agreements with customers of $2.6  million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $395,000;

•                  unadvanced portion of construction loans of $2.8 million;

•                  unused lines of credit of $13.7 million;

•                  outstanding standby letters of credit of approximately $3.5 million;

•                  total predetermined overdraft protection limits of $12.1 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $252.2 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $2.6 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at March 31, 2010.

Historically, a very small percentage of predetermined overdraft limits have been used.  At March 31, 2010, overdrafts of accounts with Bounce ProtectionTM represented usage of 3.51% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

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

During the first quarter of 2010, the use of FHLB borrowings decreased by $24.0 million or 40.3%. At March 31, 2010, the Bank’s borrowing capacity with FHLB was $81.6 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a collateral value of $87.6 million and qualifying investment securities with a collateral value of $29.6 million less outstanding advances at March 31, 2010 of $35.5 million.  The Bank may transfer additional eligible collateral to the FHLB to provide additional borrowing capacity if needed.  Due to the Bank’s restricted status at the FHLB, the Bank may only borrow short-term FHLB advances with maturities up to thirty days.

The Bank was notified in December 2009 by the FRB of various restrictions and collateral requirements.  The Bank is required to pledge collateral with a value of $16 million to secure account transaction settlements.  This collateral may also be available to access the secondary discount window if unencumbered for transaction settlement and when other sources of funding are not available to the Bank. In addition, the Bank is required to maintain an account balance at the FRB to cover charges to the Bank’s transaction account to avoid any daylight overdrafts.

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

The FRB will not accept loans that: (i) are 30 days or more past due; (ii) are classified as substandard, doubtful, or loss by the Bank’s regulating authority or the Bank; (iii) are illegal investments for the Bank; (iv) secure the indebtedness to any director, officer, employee, attorney, affiliate or agent of the Bank; or that (v) exhibit collateral and credit documentation deficiencies.  The lendable value of commercial real estate of approximately $16.8 million at March 31, 2010 was 57% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged.  In addition, at March 31, 2010, the Bank pledged qualifying investment securities with a collateral value of approximately $3.3 million for the discount window and to secure transaction settlements.

At March 31, 2010, the Bank had short-term funds availability of approximately $169.4 million or 24.3% of assets consisting of borrowing capacity at the FHLB and the FRB, unpledged investment securities, and overnight funds including the balances maintained at the FRB.  The Bank anticipates it will continue to rely primarily on deposits, calls of investment securities, loan repayments, and funds provided from operations to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s other funding sources.

The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities. As of March 31, 2010, the Bank had outstanding commitments to originate loans of $2.2 million, including $682,000 of loans committed to sell; unadvanced portion of construction loans of $2.8 million; and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $17.2 million.  Scheduled maturities of certificates of deposit for the Bank during the twelve months following March 31, 2010 amounted to $252.2 million.  Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  Management anticipates the Bank will continue to have sufficient funds, through loan repayments, deposits, and borrowings, to meet our current commitments.  This expectation assumes that the FHLB will continue to extend credit based on our borrowing capacity and that core deposits do not experience a substantial decline.

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

The Bank is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”) which fully insures noninterest bearing transaction deposit accounts, NOW accounts paying less than 0.5% per annum through June 30, 2010, when the threshold rate lowers to 0.25%, and Interest on Lawyers Trust Accounts, regardless of dollar amount. This program, originally set to expire on December 31, 2009 was extended to December 31, 2010.  An annualized 15 to 25 basis point assessment on balances in qualifying accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis.  The assessment rate will depend on the institution’s risk category.  At March 31, 2010, the Bank had approximately $4.1 million in transaction deposit accounts included in the TAGP with $1.6 million in excess of $250,000 normal insurance coverage.

As of November 19, 2009 and in accordance with the directive from the OTS, the Bank may no longer accept, renew or roll over brokered deposits without the written non-objection of the regional director of the OTS. The Bank has not relied on brokered deposits as a primary source of funding.  As of March 31, 2010 the Bank had $9.9 million or 2% of deposits in brokered deposits.  Approximately $4.4 million of the brokered accounts mature in 2010.  Based on the current minimal level of brokered deposits, management does not anticipate that the restrictions imposed by the OTS on brokered deposits will have a significant impact on the Bank’s liquidity position.

In the first quarter of 2010, management took additional steps to strengthen the Bank’s liquidity position including the transfer of additional collateral in the form of qualifying one- to four-family loans to the FHLB of Dallas, a decrease in the Bank’s loan portfolio, establishment of a repurchase agreement to utilize our investment portfolio for liquidity, and membership in an internet service in order to bid for non-brokered certificates of deposit as another source of liquidity.

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

For 2009, the Company declared dividends of $0.01 per share in each of the first, second, and third quarters.  No dividend was declared for the first quarter of 2010.  Future dividend payments are subject to restrictions.  See Part 1. Item 2 “Regulatory Enforcement Actions” for further information regarding dividend restrictions.

Since the Company is a holding company and does not conduct operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources.  The Company and the Bank are currently not allowed to declare or pay dividends or make any other capital distributions without the prior written approval of the OTS.  The Company suspended its common stock dividend in the fourth quarter of 2009 and deferred the payment of the dividend for the quarter ended March 31, 2010 on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the Treasury on March 6, 2009 as part of the Capital Purchase Program.  The Company funds its expenses from cash deposits maintained in the Bank and from repayments on the loan to the Bank subsidiary. The deposits in the Bank and the loan to the Bank amounted to $1.6 million at March 31, 2010.  Management believes the Company has sufficient resources to fund expenses throughout 2010.

At March 31, 2010, the Bank’s tangible, core and risk-based capital ratios amounted to 6.17%, 6.17% and 10.64%, respectively, compared to OTS capital adequacy standards of 1.5%, 4% and 8%.  Effective May 2009, the Bank agreed with its primary regulator, the OTS, to maintain a core capital ratio of at least five percent and a risk-based capital ratio of at least ten percent.  Further, the Bank Order requires the Bank to achieve and maintain a tier 1 core capital ratio and total risk-based capital ratio of 8% and 12%, respectively, by December 31, 2010.  The Bank was not in compliance with this requirement as of March 31, 2010.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2009.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s level of nonperforming assets continued to impact the level of net interest income during the three months ended March 31, 2010.  The Bank’s net interest margin decreased slightly from 3.49% for the three months ended December 31, 2009 to 3.42% for the three months ended March 31, 2010. Based on the level of nonperforming assets and competitive pressures on loan and deposit rates, management anticipates continued pressure on the Bank’s interest rate spread and net interest margin for the second quarter of 2010, although maturing certificates of deposit repricing to lower rates will somewhat offset the pressure on the interest rate spread and margin.

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest earning assets and interest bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.  Based on the Bank’s negative gap position, a rising rate environment will negatively affect our interest rate spread and net interest margin.

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

Item 1A.                         Risk Factors

You should carefully consider the following risk factors, as well as other information in this Form 10-Q and the information contained in our other filings with the SEC.  You should carefully consider the following risks in light of our current operating environment and regulatory status. The occurrence of any of the events described below could materially adversely affect our liquidity, results of operations and financial condition and our ability to continue as a going concern. Additional risks not presently known by us or that we currently deem immaterial may also have a material adverse impact.

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

The Bank is subject to supervision and regulation by the OTS.  As a federally chartered stock savings and loan association, the Bank’s good standing with its regulators is of fundamental importance to the continuation of its business.  As more fully described in Part I, Item 2, “Regulatory Enforcement Actions”, on April 12, 2010, the Company and the Bank both consented to the Orders issued by the OTS.  The Orders require the Company and the Bank to, among other things, file with the OTS an updated business plan and capital plan and submit to the OTS, on a quarterly basis with respect to the business plan and monthly with respect to the capital plan, variance reports related to the plans.  The Order issued to the Bank also substantially restricts the Bank’s lending activities.  We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Orders, and we will incur ongoing expenses attributable to compliance with the terms of the Orders.  In addition, the OTS must approve any deviation from our business plan, which could limit our ability to make any changes to our business, which could negatively impact the scope and flexibility of our business activities.  We cannot predict the further impact of the Orders upon our business, financial condition or results of operations.

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

The Bank Order directs the Bank to raise its tier 1 core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2010.  At March 31, 2010, we did not meet these requirements and would have needed approximately $12.8 million in additional capital based on assets at such date to meet these requirements.  The Company currently does not have any capital available to invest in the Bank.  We are considering various strategies to help us achieve these capital levels by December 31, 2010, but there is no assurance that any capital raising strategy can be completed successfully by that date.  Moreover, any further increases to our allowance for loan losses and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital levels directed by the OTS.  If we fail to meet the required capital levels by December 31, 2010, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions.  The OTS also could direct us to seek a merger partner or to liquidate the Bank.

The decline in the Bank’s capital in 2009 as a result of the Company’s loss and the significant level of the Bank’s criticized assets were noted by the Company’s independent registered public accounting firm as primary factors in including an explanatory paragraph in their audit opinion for the year ended December 31, 2009, which expressed uncertainty about the Company’s ability to continue as a going concern.

We have a high percentage of nonperforming loans and classified assets relative to our total assets.  If our allowance for loan losses is not sufficient to cover our actual loan losses, our results of operations will be adversely affected.

At March 31, 2010, our nonperforming loans totaled $46.6 million, representing 9.4% of total loans and 6.7% of total assets.  Further, loans classified by management as substandard, including nonperforming loans, totaled $119.2 million, representing 24.6% of total loans and 17.1% of total assets.  At March 31, 2010, our allowance for loan losses was $32.6 million, consisting of $24.0 million of general loan loss allowances and $8.6 million of specific valuation allowances.  The general valuation allowance represents 51.6% of nonperforming loans.  In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses, which could have a material adverse effect on our operating results.

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

Our loan portfolio includes loans secured by existing commercial real estate.  In addition, our portfolio includes loans for the construction of single-family residential real estate and land development loans.  Commercial real estate and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  Our loan portfolio also includes commercial business loans to small- to medium-sized businesses, which generally are secured by various equipment, machinery and other corporate assets, and a variety of consumer loans, including automobile loans, deposit account secured loans and unsecured loans.  Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.  The Bank’s lending activities are currently restricted as a result of the Orders.  For a further discussion of the Orders, see Part I, Item 2, “Regulatory Enforcement Actions.”

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

We may issue additional shares of our common stock in the future, which would dilute existing stockholder’s ownership if they did not, or were not permitted to, invest in the additional issuances.

The Bank has been directed by the OTS to raise its tier 1 core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2010.  Had the Bank been required to meet these capital requirements at March 31, 2010, it would have needed additional capital of approximately $12.8 million.  To meet these capital requirements and for other purposes, we expect to seek to raise capital during the third or fourth quarter of 2010.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions.  The OTS also could direct us to seek a merger partner or to liquidate the Bank.  Our certificate of incorporation makes available additional authorized shares of common stock and preferred stock for issuance from time to time at the discretion of our board of directors, without further action by the shareholders, except where shareholder approval is required by law or the Nasdaq Capital Market requirements.  The issuance of any additional shares of common stock, preferred stock, or convertible securities could be substantially dilutive to shareholders of our common stock.  Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, our shareholders may not be permitted to invest in future issuances of our common stock and as a result will be diluted.

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

The Bank is a participant in a non-contributory multiemployer defined benefit pension plan covering all qualified employees.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the plan effective July 1, 2010.  Freezing the plan eliminates all future benefit accruals for participants in the plan and closes the plan to new participants as of that date.  After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the plan.  The level of amortization charges is determined by the plan’s funding shortfall, which is determined by comparing plan liabilities to plan assets.  Based on current interest rates and plan assets, the Bank anticipates that the funding shortfall may increase, resulting in increased amortization charges effective July 1, 2010.  Future pension funding requirements, and the timing of funding payments, may be subject to changes in legislation.

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

The banking industry is experiencing rapid changes in technology.  In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs.  As a result, our future success will depend in part on our ability to address our customers’ needs by using technology.  We cannot assure that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers.  Many of our competitors have greater resources than we have to invest in technology.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any securities during the first quarter of 2010.  The Company is in its 19th announced repurchase program, which was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006.  Total shares approved to be purchased in this program are 245,197 of which 214,587 have been purchased as of March 31, 2010.  All treasury stock purchases are made under publicly announced repurchase programs.  The repurchase program is currently suspended.  The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the OTS.

Item 3.                                   Defaults Upon Senior Securities

Not applicable.

Item 4.                                     Removed and reserved.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: May 17, 2010	By:	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and Chief Accounting Officer