Form 10-K/A
period 2009-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2010-07-23
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Number of shares of Common Stock outstanding as of July 20, 2010:  4,846,785

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010, to restate our impaired loan footnote disclosure included in Note 5 to the Consolidated Financial Statements.  Subsequent to the issuance of the Company’s 2009 consolidated financial statements included in its Annual Report on Form 10-K, management identified an error in the disclosure of impaired loans.  Impaired loans of $20.5 million and $16.1 million were omitted from the previously presented disclosure as of December 31, 2009 and 2008, respectively.  These amounts primarily represent impaired non-homogeneous loans less than $500,000 and borrower relationships less than $1.0 million.  The disclosed amounts of impaired loans without a valuation allowance and impaired loans with a valuation allowance previously presented have been restated to include these impaired loans.  The previously omitted loans did not impact the consolidated statements of financial condition, operations or cash flows for the years ended December 31, 2009 or 2008.

This Amendment is solely limited to correcting the error described above.

The following items have been amended as a result of the restatement:

Part II — Item 8 — Financial Statements and Supplementary Data

Pursuant to the rules of the SEC, Item 15 of Part IV has also been amended to contain the currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 302 and 906 of the Sarbanes Oxley Act of 2002.  The certifications of the Company’s Principal Executive Officer and Principal Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

First Federal Bancshares of Arkansas, Inc.

Form 10-K/A

For the Year Ended December 31, 2009

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

/s/ Deloitte & Touche LLP

Little Rock, AR

April 15, 2010, July 23, 2010 as to the effects of the restatement discussed in Note 5

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands, except share data)

						Employee
	Issued		Issued		Additional	Stock				Total
	Preferred Stock		Common Stock		Paid-In	Benefit	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Plans	Earnings	Shares	Amount	Equity
BALANCE — January 1, 2007	—	$—	10,307,502	$103	$56,617	$(72)	$88,068	5,468,540	$(69,143)	$75,573

Net income	—	—	—	—	—	—	2,643	—	—	2,643
Stock compensation expense	—	—	—	—	9	30	—	—	—	39
Tax effect of stock compensation plans	—	—	—	—	481	—	—	—	—	481
Purchase of treasury stock — at cost	—	—	—	—	—	—	—	101,542	(2,312)	(2,312)
Treasury shares reissued	—	—	—	—	(454)	—	—	(106,965)	804	350
Dividends paid ($0.58 per share)	—	—	—	—	—	—	(3,111)	—	—	(3,111)

BALANCE — December 31, 2007	—	—	10,307,502	103	56,653	(42)	87,600	5,463,117	(70,651)	73,663

Net income	—	—	—	—	—	—	2,507	—	—	2,507
Stock compensation expense	—	—	—	—	(18)	42	—	1,600	(19)	5
Tax effect of stock compensation plans	—	—	—	—	(2)	—	—	—	—	(2)
Treasury shares reissued	—	—	—	—	(6)	—	—	(4,000)	52	46
Dividends paid ($0.64 per share)	—	—	—	—	—	—	(3,102)	—	—	(3,102)

BALANCE — December 31, 2008	—	—	10,307,502	103	56,627	—	87,005	5,460,717	(70,618)	73,117

Net loss	—	—	—	—	—	—	(45,498)	—	—	(45,498)
Issuance of 16,500 shares of preferred stock and a warrant to purchase 321,847 shares of common stock	16,500	16,142	—	—	358	—	—	—	—	16,500
Preferred stock dividends	—	—	—	—	—	—	(675)	—	—	(675)
Accretion of preferred stock discount	—	53	—	—	—	—	(53)	—	—	—
Stock compensation expense	—	—	—	—	1	—	—	—	—	1
Dividends paid ($0.03 per common share)	—	—	—	—	—	—	(145)	—	—	(145)

BALANCE — December 31, 2009	16,500	$16,195	10,307,502	$103	$56,986	$—	$40,634	5,460,717	$(70,618)	$43,300

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Multifamily residential, commercial real estate, land and land development, and commercial loans that are delinquent or where the borrower’s total loan relationship exceeds $1 million are evaluated on a loan-by-loan basis at least annually. Nonaccrual loans and troubled debt restructurings (“TDRs”) are also considered to be impaired loans.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans which are not on nonaccrual status or TDRs for impairment disclosures.  Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Bank considers the characteristics of (1) one- to four-family residential mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type, valuing these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, and economic conditions in the primary market areas.

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

Impaired loans consisted of the following as of the dates indicated (in thousands):

	December 31, 2009 (1)			December 31, 2008 (1)
	Recorded Investment	Valuation Allowance	Carrying Value	Recorded Investment	Valuation Allowance	Carrying Value
Impaired loans without a valuation allowance	$37,191	$—	$37,191	$18,482	$—	$18,482
Impaired loans with a valuation allowance	24,095	7,476	16,619	8,830	2,916	5,914
Total impaired loans	$61,286	$7,476	$53,810	$27,312	$2,916	$24,396

Nonaccrual loans	$50,343	$7,476	$42,867	$25,419	$2,916	$22,503

Total loans past due 90 days or more and still accruing	$—	$—	$—	$8,961	$—	$8,961

Years Ended December 31	2009	2008
Average investment in impaired loans	$48,609	$26,676

Interest income recognized on impaired loans	$1,747	$498

Interest income recognized on a cash basis on impaired loans	$128	$64

Interest based on original terms	$4,355	$1,920

(1)          Subsequent to the issuance of the Company’s 2009 consolidated financial statements included in its Annual Report on Form 10-K, filed on April 15, 2010, management identified an immaterial error in the disclosure of impaired loans in the table above.  Impaired loans of $20.5 million and $16.1 million were omitted from the previously presented disclosure as of December 31, 2009 and 2008, respectively.  These amounts primarily represent impaired non-homogeneous loans less than $500,000 and borrower relationships less than $1.0 million.  The disclosed amounts of impaired loans without valuation allowance, impaired loans with a valuation allowance, average investment in impaired loans, interest income recognized on impaired loans, and interest income recognized on a cash basis on impaired loans previously presented have been restated to include these impaired loans.  The previously omitted loans did not impact the consolidated statements of financial condition, operations or cash flows for the years ended December 31, 2009 or 2008.

The following is a summary of changes made to previously presented impaired loan disclosures (in thousands):

	December 31, 2009			December 31, 2008
	As Previously Presented	Adjustment	As Restated	As Previously Presented	Adjustment	As Restated
Impaired loans without a valuation allowance	$22,152	$15,039	$37,191	$4,815	$13,667	$18,482
Impaired loans with a valuation allowance	11,197	5,422	16,619	3,529	2,385	5,914
Total impaired loans	$33,349	$20,461	$53,810	$8,344	$16,052	$24,396

Average investment in impaired loans	$29,171	$19,438	$48,609	$11,165	$15,511	$26,676

Interest income recognized on impaired loans	$1,001	$746	$1,747	$56	$442	$498

Interest income recognized on a cash basis on impaired loans	$—	$128	$128	$—	$64	$64

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

The aggregate amount of time deposits in denominations of $100,000 or more was approximately $133.7 million and $123.3 million at December 31, 2009 and 2008, respectively.

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

12.               STOCK BASED COMPENSATION

Stock Option Plan—The Stock Option Plan (“SOP”) provided for a committee of the Company’s Board of Directors to award incentive stock options, non-qualified or compensatory stock options and stock appreciation rights representing up to 1,030,750 shares of Company stock. One-fifth of the options granted vested immediately upon grant, with the balance vesting in equal amounts on the four subsequent anniversary dates of the grant. Options granted vest immediately in the event of retirement, disability, or death. Stock options granted expire in ten years unless grantee terminates employment, in which case the award expires five years after termination date or ten years after grant date, whichever comes first.  The SOP expired during 2007, so no further option grants will be made.  Compensation expense attributable to stock options during the years ended December 31, 2009, 2008 and 2007 totaled approximately $1,000, $4,000, and $10,000, respectively.

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

A summary of the status of the Company’s SOP as of December 31, 2009, 2008, and 2007, and changes during the years ending on those dates are presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding—January 1, 2007	179,359	$10.30

Exercised	(154,817)	9.80
Granted	(1,200)	8.53
Forfeited	(300)	25.50

Outstanding—December 31, 2007	23,042	$13.59

Exercised	(4,000)	11.63
Expired	(1,600)	9.31
Forfeited	(200)	22.40

Outstanding—December 31, 2008	17,242	$14.34

Expired	(1,760)	$11.48

Outstanding—December 31, 2009	15,482	$14.66

Management Recognition and Retention Plan—The Management Recognition Plan (“MRR Plan”) provided for a committee of the Company’s Board of Directors to award restricted stock to key officers as well as non-employee directors. The MRR Plan authorized the Company to grant up to 412,300 shares of the Company stock, of which 405,688 shares have been granted through December 31, 2009. The MRR Plan expired during 2007, so no further awards will be made.  Compensation expense has been recognized over the vesting period based on the fair market value of the shares on the grant date. Shares granted will be deemed vested in the event of disability or death. Approximately $2,000 and $29,000 in compensation expense was recognized during each of the years ended December 31, 2008 and 2007.  On October 31, 2008, 1,600 previously awarded yet unvested MRR Plan shares were canceled.  There were no expenses incurred related to the MRR Plan during 2009.

13.               EMPLOYEE BENEFIT PLANS

401(k) Plan — The Company has established a 401(k) Plan (the “Plan”) whereby substantially all employees participate in the Plan.  Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 100% of the first 3% plus 50% of contributions between 3% and 5% of an employee’s compensation contributed to the Plan.  Matching contributions vest immediately to the employee upon enrollment in the Plan.  During the years ended December 31, 2009, 2008 and 2007, 401(k) Plan expense was approximately $38,000, $303,000, and $309,000, respectively.  Effective February 16, 2009, the Company suspended its matching contributions.

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

15.     EARNINGS PER SHARE

	Year Ended December 31, 2009
	Income (Loss) (In Thousands) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS—Income (loss) available to common stockholders	$(46,226)	4,846,785	$(9.54)

Effect of dilutive securities	—	—

Diluted EPS—Income (loss) available to common stockholders and assumed conversions	$(46,226)	4,846,785	$(9.54)

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

Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at December 31, 2009 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Impaired loans at December 31, 2009 were $53.8 million, net of specific valuation allowances of $7.5 million at December 31, 2009.

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

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2009:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$53,810	$—	$—	$53,810
REO, net (1)	36,285	—	—	36,285
	$90,095	$—	$—	$90,095

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

	December 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$22,149	$22,149	$9,367	$9,367
Investment securities—held to maturity	135,531	132,509	136,412	136,055
Federal Home Loan Bank stock	3,125	3,125	4,825	4,825
Loans receivable—net	481,542	483,127	566,537	579,627
Loans held for sale	1,012	1,012	1,586	1,586
Cash surrender value of life insurance	21,226	21,226	20,412	20,412
Accrued interest receivable	4,229	4,229	6,701	6,701

LIABILITIES:
Deposits:
Checking, money market and savings accounts	245,287	245,287	231,509	231,509
Certificates of deposit	379,337	383,187	386,494	390,638
Other borrowings	59,546	60,203	92,212	94,114
Accrued interest payable	474	474	910	910
Advance payments by borrowers for taxes and insurance	695	695	810	810

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

The Bank’s actual capital amounts (in thousands) and ratios are presented in the following table:

					To be Categorized as Adequately Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:

Tangible Capital to Tangible Assets	$42,042	5.75%	$10,965	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	42,042	5.75%	36,550	5.00%	$36,550	5.00%

Total Capital to Risk-Weighted Assets	48,344	9.97%	48,512	10.00%	48,512	10.00%

Tier I Capital to Risk-Weighted Assets	42,042	8.67%	N/A	N/A	19,405	4.00%

					To be Categorized as Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:

Tangible Capital to Tangible Assets	$70,703	8.89%	$11,925	1.50%	N/A	N/A

Core Capital to Adjusted Tangible Assets	70,703	8.89%	31,799	4.00%	$39,748	5.00%

Total Capital to Risk-Weighted Assets	74,144	13.35%	44,436	8.00%	55,545	10.00%

Tier I Capital to Risk-Weighted Assets	70,703	12.73%	N/A	N/A	33,327	6.00%

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

25.    PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2009 and 2008, and condensed statements of income and of cash flows for each of the three years in the period ended December 31, 2009, for First Federal Bancshares of Arkansas, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated April 15, 2010 (July 23, 2010 as to the restatement described in Note 5) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

10.7******	Stipulation and Consent to Issuance of Order to Cease and Desist for Company
10.8******	Company Cease and Desist Order
10.9******	Stipulation and Consent to Issuance of Order to Cease and Desist for Bank
10.10******	Bank Cease and Desist Order
21.0	Subsidiaries of the Registrant - Reference is made to “Item 1 Business - Subsidiaries” for the required information
23.0	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO
99.1******	Certification of Chief Executive Officer pursuant to TARP CPP

99.2******	Certification of Chief Financial Officer pursuant to TARP CPP

(*)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-612) filed with the SEC.
(**)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
(***)	Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on March 6, 2009.
(****)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the SEC.
(*****)	Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on December 20, 2007.
(******)	Incorporated herein by reference from the Company’s Form 10-K filed with the SEC on April 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

By:	/s/ Larry J. Brandt
Larry J. Brandt
President and Chief Executive Officer

July 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry J. Brandt	July 23, 2010
Larry J. Brandt
President and Chief Executive Officer

/s/ John P. Hammerschmidt	July 23, 2010
John P. Hammerschmidt
Chairman

/s/ Jeff Brandt	July 23, 2010
Jeff Brandt
Director

/s/ Kenneth C. Savells	July 23, 2010
Kenneth C. Savells
Director

/s/ Frank Conner	July 23, 2010
Frank Conner
Director

/s/ Sherri R. Billings	July 23, 2010
Sherri R. Billings
Executive Vice President and Chief
Financial and Accounting Officer