Form 10-Q
period 2010-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2010-08-13
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☒      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 29, 2010, there were issued and outstanding 4,846,785 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

		Page

Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Financial Condition as of June 30, 2010 and December 31, 2009 (unaudited)	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2010 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

Part II.	Other Information

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Removed and Reserved	52
Item 5.	Other Information	52
Item 6.	Exhibits	52

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

Part I.    Financial Information

Item 1.  Financial Statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$63,796	$22,149
Investment securities held to maturity	88,290	135,531
Federal Home Loan Bank stock	1,573	3,125
Loans receivable, net of allowance of $31,553 and $32,908	437,796	481,542
Loans held for sale	1,628	1,012
Accrued interest receivable	2,943	4,229
Real estate owned, net	34,327	35,155
Office properties and equipment, net	22,926	23,567
Cash surrender value of life insurance	21,627	21,226
Prepaid expenses and other assets	3,193	3,534

TOTAL ASSETS	$678,099	$731,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$599,298	$624,624
Other borrowings	20,921	59,546
Advance payments by borrowers for taxes and insurance	346	695
Other liabilities	13,104	2,905
Total liabilities	633,669	687,770

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 16,500 shares issued and outstanding	$16,228	$16,195
Common stock, $.01 par value, 30,000,000 shares authorized; 4,846,785 shares issued and outstanding at June 30, 2010;10,307,502 shares issued and 4,846,785 shares outstanding at December 31, 2009	48	103
Additional paid-in capital	26,796	56,986
Retained earnings-substantially restricted	1,358	40,634
	44,430	113,918
Treasury stock, at cost, 5,460,717 shares at December 31, 2009	—	(70,618)
Total stockholders’ equity	44,430	43,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$678,099	$731,070

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

INTEREST INCOME:
Loans receivable	$6,371	$7,565	$13,200	$15,120
Investment securities:
Taxable	1,051	1,373	2,365	2,721
Nontaxable	271	243	543	459
Other	16	12	32	16
Total interest income	7,709	9,193	16,140	18,316

INTEREST EXPENSE:
Deposits	2,417	3,513	4,966	7,293
Other borrowings	161	547	403	1,192
Total interest expense	2,578	4,060	5,369	8,485

NET INTEREST INCOME	5,131	5,133	10,771	9,831

PROVISION FOR LOAN LOSSES	63	2,445	116	5,966

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,068	2,688	10,655	3,865

NONINTEREST INCOME:
Deposit fee income	1,316	1,328	2,506	2,520
Earnings on life insurance policies	203	200	401	398
Gain on sale of loans	70	152	206	300
Other	267	359	563	728
Total noninterest income	1,856	2,039	3,676	3,946

NONINTEREST EXPENSES:
Salaries and employee benefits	2,765	2,845	5,564	5,813
Occupancy expense	644	663	1,313	1,340
Real estate owned, net	913	1,085	1,714	1,480
FDIC insurance premium	509	687	1,023	928
Data processing	368	338	746	746
Professional fees	321	185	727	476
Advertising and public relations	64	91	127	202
Postage and supplies	178	144	340	384
Other	616	518	1,424	1,037
Total noninterest expenses	6,378	6,556	12,978	12,406

INCOME (LOSS) BEFORE INCOME TAXES	546	(1,829)	1,353	(4,595)
INCOME TAX BENEFIT	(91)	(892)	(190)	(2,156)
NET INCOME (LOSS)	$637	$(937)	$1,543	$(2,439)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK DISCOUNT	223	222	446	284
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$414	$(1,159)	$1,097	$(2,723)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.09	$(0.24)	$0.23	$(0.56)

Diluted	$0.09	$(0.24)	$0.23	$(0.56)

Cash Dividends Declared	$—	$(0.01)	$—	$(0.02)

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(In thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (Substantially	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Restricted)	Shares	Amount	Equity
Balance, January 1, 2010	16,500	$16,195	10,307,502	$103	$56,986	$40,634	5,460,717	$(70,618)	$43,300
Net income						1,543			1,543
Preferred stock dividends accrued						(413)			(413)
Accretion of preferred stock discount		33				(33)			—
Cancellation of treasury stock			(5,460,717)	(55)	(30,190)	(40,373)	(5,460,717)	70,618	—

Balance, June 30, 2010	16,500	$16,228	4,846,785	$48	$26,796	$1,358	—	$—	$44,430

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$1,543	$(2,439)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	116	5,966
Provision for real estate losses	1,141	715
Deferred tax provision (benefit)	206	(2,982)
Deferred tax asset valuation allowance	(396)	—
Accretion of discounts on investment securities, net of premium amortization	(48)	(58)
Federal Home Loan Bank stock dividends	(6)	(8)
Gain on sale of property and equipment	(1)	—
Loss on sale of repossessed assets	86	233
Originations of loans held for sale	(11,581)	(24,680)
Proceeds from sales of loans held for sale	11,171	23,049
Gain on sale of loans originated to sell	(206)	(300)
Depreciation	703	749
Amortization of deferred loan costs	184	197
Stock compensation expense	—	1
Earnings on life insurance policies	(401)	(398)
Changes in operating assets and liabilities:
Accrued interest receivable	1,286	1,377
Prepaid expenses and other assets	426	20
Other liabilities	(21)	591
Net cash provided by operating activities	4,202	2,033

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(1,999)	(117,512)
Proceeds from maturities/calls of investment securities held to maturity	59,285	106,074
Federal Home Loan Bank stock redeemed	2,080	1,177
Federal Home Loan Bank stock purchased	(522)	—
Loan participations purchased	(1,188)	(937)
Net loan repayments	39,878	9,582
Proceeds from sales of repossessed assets	4,563	1,429
Improvements to real estate owned	(291)	(58)
Purchases of office properties and equipment	(61)	(206)
Net cash provided by (used in) investing activities	101,745	(451)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(25,326)	2,177
Repayment of advances from FHLB	(14,625)	(8,934)
Short-term FHLB advances, net	(24,000)	—
Net decrease in Federal Reserve Bank advances	—	(9,495)
Net decrease in advance payments by borrowers for taxes and insurance	(349)	(400)
Proceeds from issuance of preferred stock and related common stock warrant	—	16,500
Preferred dividends paid	—	(159)
Common dividends paid	—	(97)
Net cash used in financing activities	(64,300)	(408)

		(continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Net increase in cash and cash equivalents	$41,647	$1,174

CASH AND CASH EQUIVALENTS:
Beginning of period	22,149	9,367
End of period	$63,796	$10,541

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,515	$8,793
Income taxes	$38	$864

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$12,563	$8,860
Loans to facilitate sales of real estate owned and other noncash loan and REO activity	$7,807	$5,460
Investment securities purchased — not settled	$9,997	$2,775
Preferred stock dividends accrued, not paid	$413	$105

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

The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, contained in the Company’s 2009 Annual Report to Stockholders.

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

At June 30, 2010, the Company was above the regulatory minimums for tangible, core, total risk-based and tier 1 risk-based capital.  On April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the Office of Thrift Supervision (“OTS”) (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders impose certain operations restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions.  The Orders also require the Company and the Bank to take certain actions, including the submission to the OTS of capital plans and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s operations, earnings and profitability.  The Bank Order specifically requires the Bank to achieve and maintain, by December 31, 2010, a tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12.0% and maintain these higher ratios for as long as the Bank Order is in effect.  At June 30, 2010, the Bank’s core and total risk-based capital ratios were 6.46% and 11.40%.  Had the Bank been required to meet these capital requirements at June 30, 2010, it would have needed additional capital of approximately $10.5 million.

Management has developed and will continue to refine capital and strategic plans which take into consideration available information in the development of future financial projections, which includes, but is not limited to, twelve months from the balance sheet date of December 31, 2009. The expected results of these plans, forecasts and strategic initiatives, which are based on multiple scenarios and stress tested cases, provide for the enhancement and preservation of capital. Management’s plans to preserve and enhance the Company’s capital levels depend on various factors, some of which are outside the control of management. These factors include improvement in the economy, the ability to raise capital, the ability to reduce nonperforming assets, and the ability to maintain the Company’s liquidity.

The Company is continuing to aggressively pursue various available alternatives to improve its capital ratios, including operating strategies designed to improve operating results, through, among others, a reduction of nonperforming assets and reduction of operating costs, shrinking the balance sheet, and raising capital.  There can be no assurance that the economic conditions that caused the deterioration in the Company’s loan quality, operating results and capital will improve, and should the Bank’s capital and related ratios continue to deteriorate, the OTS could impose more severe directives on the Bank. The projected results of operations in 2010 and balance sheet shrinkage will not be sufficient to comply with the Orders.  Currently, the Company intends to raise capital in the third or fourth quarter of 2010 to comply with the requirements of the Orders.

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

Note 3 — Recent Accounting Standards Issued or Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 860, formerly Statement of Financial Accounting Standards (“SFAS”) 166, Accounting for Transfers of Financial Assets, which is a revision to ASC 860, formerly SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The statement also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. It was effective for financial statements issued for interim and annual periods beginning after November 15, 2009.  The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date. The Bank adopted this statement on January 1, 2010, as required.  The adoption of this statement did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued ASC 860, formerly SFAS 167, Amendments to FASB Interpretation No. 46(R), which changed the way entities account for securitizations and special-purpose entities. The statement is a revision to ASC 810, formerly FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It was effective for financial statements issued for interim and annual periods beginning after November 15, 2009.  The Bank adopted this statement on January 1, 2010, as required.  The adoption of this statement did not have a material effect on the consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 10. These new disclosure requirements were effective beginning with the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect on the Company’s financial statement disclosure upon adoption of this ASU.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and the allowance for loan losses (the “allowance”). This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The provisions of this ASU are effective beginning with the Company’s reporting period ending December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption will have no impact on the Company’s financial condition or results of operations.

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

The Company and the Bank are subject to a regulatory order which prohibits the Company and the Bank from paying dividends on any of its stock, including the Series A Preferred Stock, without prior written non-objection of the OTS.  As a result, the Company elected to defer payment of its Series A Preferred Stock dividends beginning with the dividend payment that was due February 15, 2010.  However, the Company has continued to accrue these dividends and at June 30, 2010 dividends of approximately $518,000 were accrued in other liabilities on the consolidated statement of financial condition related to these dividend payments.

Note 5 - Earnings per Common Share

The weighted average number of common shares used to calculate earnings per share for the periods ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic weighted - average common shares	4,846,785	4,846,785	4,846,785	4,846,785
Effect of dilutive securities	—	—	—	—
Diluted weighted - average common shares	4,846,785	4,846,785	4,846,785	4,846,785

The calculation of diluted earnings per share excludes 14,282 options outstanding for the three and six months ended June 30, 2010 and 17,242 options outstanding for the three and six months ended June 30, 2009, which were antidilutive. In addition, the calculation excludes the Warrant to purchase 321,847 shares of common stock outstanding for the three and six month periods ended June 30, 2010 and 2009, which was antidilutive.

Note 6 — Investment Securities

Investment securities consisted of the following (in thousands):

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$24,678	$331	$(131)	$24,878
U.S. Government and Agency obligations	63,612	956	(1)	64,567

Total	$88,290	$1,287	$(132)	$89,445

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$25,480	$247	$(269)	$25,458
U.S. Government and Agency obligations	110,051	21	(3,021)	107,051

Total	$135,531	$268	$(3,290)	$132,509

The following tables summarize the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”) (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$1,291	$15	$2,715	$116	$4,006	$131
U.S. Government and Agency obligations	—	—	1,314	1	1,314	1

	$1,291	$15	$4,029	$117	$5,320	$132

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$5,156	$92	$2,453	$177	$7,609	$269
U.S. Government and Agency obligations	100,142	2,908	2,888	113	103,030	3,021

	$105,298	$3,000	$5,341	$290	$110,639	$3,290

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

The Company has pledged investment securities held to maturity with carrying values of approximately $38.0 million at June 30, 2010, and $59.5 million at December 31, 2009 as collateral for certain deposits in excess of $250,000.

The scheduled maturities of debt securities at June 30, 2010, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized	Fair
	Cost	Value

Within one year	$200	$202
Due from one year to five years	3,200	3,209
Due from five years to ten years	8,190	8,196
Due after ten years	76,700	77,838

Total	$88,290	$89,445

As of June 30, 2010 and December 31, 2009, investments with carrying values of approximately $81.4 million and $127.6 million, respectively, have call options held by the issuer, of which approximately $62.7 million and $99.2 million, respectively, are or were callable within one year.

Note 7 — Impaired Loans

Impaired loans consisted of the following as of the dates indicated (in thousands):

	June 30, 2010			December 31, 2009 (1)
	Recorded Investment	Valuation Allowance	Carrying Value	Recorded Investment	Valuation Allowance	Carrying Value
Nonaccrual loans with a valuation allowance	$34,090	$9,870	$24,220	$24,095	$7,476	$16,619
Nonaccrual loans without a valuation allowance	23,167	—	23,167	26,248	—	26,248
Total nonaccrual loans	57,257	9,870	47,387	50,343	7,476	42,867
Performing restructured loans (2)	2,070	—	2,070	4,609	—	4,609
Other impaired loans (3)	3,380	—	3,380	6,334	—	6,334
Total impaired loans	$62,707	$9,870	$52,837	$61,286	$7,476	$53,810

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Average investment in impaired loans	$56,178	$48,609

Interest income recognized on impaired loans	$539	$1,747

Interest based on original terms	$2,082	$4,355

Interest income recognized on a cash basis on impaired loans	$153	$128

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

(2)          Performing restructured loans represent (A) loans that were not already on nonaccrual status before the restructuring that have been restructured so as to be reasonably assured of repayment and of performance according to prudent modified terms or (B) loans that have had sustained historical repayment performance for a reasonable period of time after the restructuring, generally a minimum of six months.  After a restructured loan has performed satisfactorily for a period of at least 12 months, it is generally no longer reported as a restructured loan for financial reporting purposes.

(3)          Other impaired loans generally include loans for which there may be doubt about the ultimate timing of collection of principal and interest compared to the original terms of the note but where the payment history has been satisfactory and collateral coverage is estimated to be adequate to pay principal and interest in full.  Total accrued interest for these loans was $25,000 at June 30, 2010, and $52,000 at December 31, 2009.

Note 8 — Allowances for Loan and Real Estate Losses

A summary of the activity in the allowances for loan and real estate losses is as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$32,652	$5,923	$9,558	$—

Provisions for estimated losses	63	561	2,445	552
Recoveries	62	—	693	—
Losses charged off	(1,224)	(786)	(772)	(552)

Balance—end of period	$31,553	$5,698	$11,924	$—

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$32,908	$5,543	$6,441	$—

Provisions for estimated losses	116	1,141	5,966	715
Recoveries	131	—	754	—
Losses charged off	(1,602)	(986)	(1,237)	(715)

Balance—end of period	$31,553	$5,698	$11,924	$—

The allowance for loan losses as of June 30, 2010 and 2009 includes general valuation allowances of $21.7 million and $6.0 million, respectively, and specific valuation allowances of $9.9 million and $5.9 million, respectively.  The provision for loan losses decreased between the periods listed above primarily due to decreases in loan balances offset by increases in total nonaccrual loans and in the loss factors used in certain allowance categories, as well as an increase in specific loan loss allowances, in each respect due to deteriorating economic conditions.

Note 9 — Income Taxes

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Six Months Ended
	June 30, 2010	June 30, 2009

Income tax provision (benefit):
Current:
Federal	$—	$816
State	—	10
Total current	—	826

Deferred:
Federal	117	(2,490)
State	89	(492)
Valuation allowance	(396)	—
Total deferred	(190)	(2,982)

Total	$(190)	$(2,156)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Six Months Ended June 30,
	2010		2009

Taxes at statutory rate	$460	34.0%	$(1,563)	34.0%
Increase (decrease) resulting from:
State income tax—net	58	4.3	(292)	6.4
Valuation allowance	(396)	(29.3)	—	—
Earnings on life insurance policies	(136)	(10.1)	(135)	2.9
Nontaxable investments	(176)	(13.0)	(147)	3.2
Other—net	—	—	(19)	0.4

Total	$(190)	(14.1)%	$(2,156)	46.9%

The Company’s net deferred tax liability account was comprised of the following (in thousands):

	June 30, 2010	December 31, 2009

Deferred tax assets:
Allowance for loan losses	$9,611	$11,054
Real estate owned	3,534	3,426
NOL carryovers	5,272	4,432
Other	192	190
Total deferred tax assets	18,609	19,102
Valuation allowance	(17,729)	(18,124)
Deferred tax asset, net of valuation allowance	880	978

Deferred tax liabilities:
Office properties	(898)	(928)
Federal Home Loan Bank stock	(130)	(300)
Pension plan contribution	—	(94)
Prepaid expenses	(136)	(130)
Total deferred tax liabilities	(1,164)	(1,452)

Deferred tax liability, net	$(284)	$(474)

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at June 30, 2010. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether, based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.  The carryback and carryforward periods for federal tax are two years and twenty years, respectively.  The state tax carryforward period is five years with no carryback period allowed.

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

At June 30, 2010, we determined that a valuation allowance relating to both the federal and state portion of our deferred tax asset was necessary. This determination for the state deferred tax asset was based largely on the negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $14.4 million and $3.3 million at June 30, 2010 were recorded for a portion of the federal deferred tax asset and all of the state deferred tax asset, respectively.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at June 30, 2010 and December 31, 2009. Payment of dividends to shareholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

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

Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at June 30, 2010 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Impaired loans recorded at fair value with partial charge-offs and specific valuation allowances were $28.3 million net of specific valuation allowances of $9.9 million at June 30, 2010.

Real Estate Owned, net (“REO”)

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  REO at June 30, 2010 was $34.3 million. During the six months ended June 30, 2010, charge-offs to the allowance for loan losses related to loans that were transferred to REO were $999,000 on transfers to REO of $13.3 million.  Write downs related to REO that were charged to expense were $1.1 million for the six months ended June 30, 2010.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2010:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$28,284	$—	$—	$28,284
REO, net (1)	35,747	—	—	35,747
	$64,031	$—	$—	$64,031

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

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$63,796	$63,796	$22,149	$22,149
Investment securities—held to maturity	88,290	89,445	135,531	132,509
Federal Home Loan Bank stock	1,573	1,573	3,125	3,125
Loans receivable—net	437,796	440,468	481,542	483,127
Loans held for sale	1,628	1,628	1,012	1,012
Cash surrender value of life insurance	21,627	21,627	21,226	21,226
Accrued interest receivable	2,943	2,943	4,229	4,229

LIABILITIES:
Deposits:
Checking, money market and savings accounts	211,929	211,929	245,287	245,287
Certificates of deposit	387,369	390,649	379,337	383,187
Other borrowings	20,921	21,515	59,546	60,203
Accrued interest payable	328	328	474	474
Advance payments by borrowers for taxes and insurance	346	346	695	695

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-

weighted assets (as defined).   Tier 1 (core) capital includes common stockholders’ equity and qualifying preferred stock less certain other deductions.  Total capital includes tier 1 capital plus the allowance for loan losses, subject to limitations.

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes				To be Categorized as Adequately Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of June 30, 2010:

Tangible Capital to Tangible Assets	$43,777	6.46%	$10,168		1.50%		N/A		N/A

Core Capital to Adjusted Tangible Assets	43,777	6.46%	54,232	(1)	8.00	%(1)	$54,232	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	49,391	11.40%	51,971	(1)	12.00	%(1)	51,971	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	43,777	10.11%	N/A		N/A		17,324		4.00%

As of December 31, 2009:

Tangible Capital to Tangible Assets	$42,042	5.75%	$10,965		1.50%		N/A		N/A

Core Capital to Adjusted Tangible Assets	42,042	5.75%	36,550		5.00%		$36,550		5.00%

Total Capital to Risk-Weighted Assets	48,344	9.97%	48,512		10.00%		48,512		10.00%

Tier I Capital to Risk-Weighted Assets	42,042	8.67%	N/A		N/A		19,405		4.00%

(1) The Bank Order states that no later than December 31, 2010, the Bank shall achieve and maintain a Tier 1 (Core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12%.  The required amounts presented reflect these ratios.

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

The Bank Order also states that by June 30, 2010, the Bank shall submit to the OTS a written capital plan to achieve and maintain the foregoing capital levels.  At a minimum, the plan shall: (i) address the amount of additional capital that will be necessary to meet the foregoing capital levels under different, progressively stressed economic environments; (ii) address the requirements and restrictions imposed by the Order and the Bank’s most recent examination; (iii) address the Bank’s level of classified assets, allowance for loan and lease losses, earnings, asset concentrations, liquidity needs, and trends in this area;  (iv) address current and projected trends in real estate market conditions; (v) address the Bank’s capital preservation and enhancement strategies; and (vi) identify specific sources of additional capital and the timeframes and methods by which additional capital will be raised.  The Bank submitted its written capital plan to the OTS by the June 30, 2010 deadline.

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

First Federal’s lending focus has traditionally been on permanent residential real estate.  However, between 2003 and 2005, an increased emphasis was placed on commercial real estate lending and construction lending based on opportunities in Washington and Benton counties.  Beginning in late 2005, we reduced our focus on construction lending due to an oversupply of homes and lots in Northwest Arkansas.  While oversupply continues to be a significant issue, the market in Northwest Arkansas continues to outperform the national and state economies with lower unemployment and continued population growth. Washington and Benton County are the headquarters of the state’s two largest employers, Wal-Mart and Tyson Foods.  These employers attract suppliers who establish offices in the area and create jobs, fostering demand for housing and office space.  As of June 2010, unemployment in the Fayetteville/Springdale/Rogers metro area was 6.2% (not seasonally adjusted), compared to the Arkansas rate of 7.5% and the U.S. rate of 9.5%, both seasonally adjusted.

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

Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, real estate owned expense, and other operating expense.

Like many banks, First Federal Bank’s greatest challenge in this economic environment is reducing the level of nonperforming assets and managing both interest rate risk and asset quality.  We strive to maintain the asset quality of our loan portfolio at acceptable levels through sound underwriting procedures, including the use of credit scoring; a thorough loan review function; active collection procedures for delinquent loans; and, in the event of repossession, prompt and efficient liquidation of real estate, automobiles and other forms of collateral.  We have experienced a significant increase in nonperforming assets, primarily due to the housing market oversupply in Northwest Arkansas as well as the downturn in the general economy.  We attempt to work with troubled borrowers to return their loans to performing status where possible. However, given current market conditions, the trend of increasing nonperforming assets may continue for the foreseeable future.  Both the board of directors and senior management place a high priority on reducing our nonperforming assets and managing asset quality.

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

In addition, the Bank’s regulatory burden continues to increase.  The U.S. Congress recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which will change our primary regulator and may, among other things, restrict or increase the regulation of certain of our business activities and increase the cost of doing business. At this time we cannot determine the ultimate effect that potential legislation, or subsequent implementing regulations, if enacted, would have upon our earnings and financial position.  Key provisions of the legislation include (1) establishment of a Financial Stability Oversight Council to identify, monitor and address systemic risks posed by large, complex financial firms as well as products and activities that spread risk across firms; (2) a new orderly liquidation mechanism; (3) changes in bank regulatory structure, including merging our primary regulator, the OTS, with the Office of Comptroller of Currency within 12 months of enactment (subject to a six month extension); (4) regulation of investment advisers to private funds; (5) regulation of the insurance industry; (6) prohibitions on proprietary trading and certain relationships with hedge funds and private equity funds; (7) regulation of over-the-counter derivatives markets; (8) a possible new fiduciary standard for investment advisers to retail customers; (9) regulation of credit rating agencies; (10) establishment of an independent Consumer Financial Protection Bureau; (11) changes to the Federal Reserve System; (12) mortgage reform; (13) creation of a Financial Crisis Assessment Fund; and (14) establishment of new rules regarding executive compensation.

Corporate Overview and Strategic Initiatives

Overview.  As a community-oriented financial institution serving the borrowing and deposit needs of its primary market area of Northcentral and Northwest Arkansas, the Bank’s loan portfolio grew as a reflection of the economic strength and expansion of its primary market area.  Between December 31, 2002 and December 31, 2005, the Bank’s loan portfolio grew from $507.0 million to $790.6 million, primarily as a result of increased construction, commercial real estate, and land lending. However, beginning in late 2005, the Bank began to note an oversupply of homes and lots in the Northwest Arkansas market and limited its construction loan activity.  Construction loan originations dropped from $195.8 million in 2005 to $93.6 million in 2006, $39.0 million in 2007, $15.1 million in 2008, and $12.5 million in 2009.  This oversupply and, beginning in 2007, the current recession, resulted in an increase in nonperforming assets, which amounted to $82.4 million or 12.15% of total assets at June 30, 2010 compared to $78.0 million or 10.67% of total assets at December 31, 2009.  As discussed further below, management has taken various actions to address its operational issues and will continue to devote substantial resources toward the resolution of all delinquent and nonperforming assets.

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

The Company Order, among other things, provides that:

•                  By June 30, 2010, the Company shall submit to the OTS a written capital plan to preserve and enhance the capital of the Company and the Bank to ensure that the Bank complies with the capital requirements imposed by the Bank Order.  At a minimum, the plan shall: (i) address the requirements and restrictions imposed by the Orders; (ii) detail the Company’s capital preservation and enhancement strategies; (iii) identify specific sources of additional capital and the timeframes and methods by which additional capital will be raised; (iv) establish an alternative strategy, which includes, but is not limited to, seeking a merger or acquisition partner for the Company and/or the Bank to be implemented if the primary strategy to raise additional capital is unsuccessful; and (v) require management to submit monthly reports to the Board regarding the Company and the Bank’s compliance with their respective capital plans.  This plan has been submitted as required.

•                  By June 30, 2010, the Company shall submit to the OTS a business plan for the remainder of the calendar year 2010 and calendar years 2011 and 2012 that is acceptable to the OTS Regional Director.  At a minimum, the plan shall include: (i) actions to address the requirements contained in the Order issued to the Company and the comments contained within the Company’s most recent examination by the OTS; (ii)

strategies for capital enhancement with the capital maintenance requirements of the foregoing capital plan; (iii) plans and strategies to strengthen and improve the consolidated Company’s operations, earnings and profitability; (iv) a detailed discussion of the Company’s current financial position and resources; (v) quarterly pro forma financial projections; (vi) identification of all relevant assumptions and documentation; (v) a contingency plan that addresses, under different, progressively stressed economic environments: projected short and long-term sources of liquidity and cash flow; the payment of the Company’s operating expenses; and the payment of dividends on preferred stock without reliance on capital distributions or any other payments from the Bank.  This plan has been submitted as required.

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

•                  By June 30, 2010, the Bank shall submit to the OTS a written capital plan to achieve and maintain the foregoing capital levels.  At a minimum, the plan shall address: (i) the amount of additional capital that will be necessary to meet the foregoing capital levels under different, progressively stressed economic environments; (ii) the requirements and restrictions imposed by the Order and the Bank’s most recent examination; (iii) the Bank’s level of classified assets, allowance for loan and lease losses (“ALLL”), earnings, asset concentrations, liquidity needs, and trends in these areas;  (iv) current and projected trends in real estate market conditions; (v) the Bank’s capital preservation and enhancement strategies; and (vi) identify specific sources of additional capital and the timeframes and methods by which additional capital will be raised.  This plan has been submitted as required.

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

•                  By June 30, 2010, the Bank shall submit to the OTS a new business plan and budget for the remainder of the calendar year 2010 and calendar years 2011 and 2012 that is acceptable to the OTS Regional Director.  At a minimum, the plan shall include: (i) plans and strategies to restructure the Bank’s operations, improve earnings, reduce expenses and achieve positive core income; (ii) strategies for ensuring the Bank has the financial and personnel resources necessary to implement and adhere to the plan; (iii) quarterly pro forma financial projections; and (iv) identification of all relevant assumptions made in formulating the plan.  This plan has been submitted as required.

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

•                  Within twenty-five (25) days after the end of each quarter, beginning with the quarter ended March 31, 2010, the Bank shall submit a written report to the Bank’s Board of Directors setting forth the ALLL analysis for the Bank’s assets and all assumptions used to determine the adequacy of the ALLL, given current economic conditions and the Bank’s risk profile.  The written report is required to be submitted to the OTS Regional Director within thirty (30) days after the end of each quarter. These reports have been submitted as required.

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

•                  By April 1, 2010, the Bank shall engage a qualified independent consultant to perform an on-site internal asset review and analyses of the assets on the Bank’s books as of December 31, 2009, including: (i) all non-owner occupied mortgage loans exceeding two hundred fifty thousand dollars ($250,000); (ii) all other nonhomogeneous loans exceeding five hundred thousand dollars ($500,000); and (iii) all homogeneous loans designated as special mention or watch exceeding five hundred thousand dollars ($500,000). The review shall be completed by May 31, 2010 and the Bank shall submit the consultant’s report to the OTS by June 30, 2010.  The Bank has already engaged a qualified independent consultant to meet this requirement and the report has been submitted to the OTS as required.

•                  By June 30, 2010, the Bank shall submit a comprehensive classified asset reduction plan to reduce classified assets that is acceptable to the OTS Regional Director. At a minimum, such plan shall include: (i) targets for the level of classified assets as a percentage of Tier 1 (Core) capital and ALLL and the timeframe for each such target; (ii) a description of the manner of, and methods for, reducing the Bank’s level of classified assets to the targets set forth therein; and (iii) all relevant assumptions and projections based on different scenarios, and documentation supporting such assumptions and projections.  This plan has been submitted as required.

•                  By June 30, 2010, the Bank shall submit a Loan-to-Value Plan to reduce the aggregate amount of all loans in excess of the supervisory loan-to-value limits set forth in the Appendix to 12 C.F.R. 560.101.  At a minimum, the plan shall include: (i) targets for the aggregate amount of all loans in excess of such supervisory loan-to-value limits; (ii) targets for the aggregate amount of all commercial loans, agricultural loans, multifamily loans, or loans secured by properties other than owner occupied one-to-four family residential properties in excess of such supervisory loan-to-value limits; (iii) a description of the manner of, and methods for, reducing the Bank’s level of loans in excess of such supervisory loan-to-value limits to the targets set forth therein; and (iv) all relevant assumptions and projections based on a best-case scenario, a worst-case scenario, and a most probable case scenario, and documentation supporting such assumptions and projections.  This plan has been submitted as required.

•                  By May 31, 2010, the Bank will submit to the OTS a certified written report regarding the transactions that do not comply with the requirements of 12 U.S.C. 1464 and 12 C.F.R. 560.30, specifically related to all real estate transactions and real estate transfer transactions conducted from January 1, 2008 through January 31, 2010.  This report has been submitted as required.

•                  By June 30, 2010, the Bank shall submit a plan to divest of any impermissible asset that is acceptable to the OTS Regional Director.  This plan has been submitted as required.

•                  By June 30, 2010, the Bank shall submit a commercial real estate concentration plan to the OTS, subject to OTS Regional Director acceptance, that, at a minimum, addresses: (i) the reduction of the amount of the Bank’s existing CRE loans to two hundred percent (200%) or less of Tier 1 (Core) capital and ALLL; (ii) the reduction of each category of assets within the CRE portfolio to one hundred percent (100%) or less of Tier 1 (Core) capital and ALLL; (iii) the time frames for reaching each such target; and (iv) the assessment, monitoring, and control of the risks associated with the Bank’s CRE portfolio in accordance with applicable regulatory guidance.  This plan has been submitted as required.

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

•                  By April 30, 2010, the Bank shall retain an independent third party consultant acceptable to the OTS Regional Director to conduct a review of supervision of the Bank’s lending operations by the Board and management. At a minimum, the Management Study shall include: (i) the identification of present and future staffing requirements for the Bank’s lending operations; (ii) an evaluation of the performance of management with respect to the Bank’s lending operations, including an assessment of whether compensation is commensurate with job performance and responsibilities in compliance with 12 C.F.R. § 563.161(b); (iii) the establishment of standards by which management’s effectiveness in the Bank’s lending operations will be measured; (iv) an assessment of the adequacy of communication regarding the Bank’s lending operations between management and the Board and the quality and timeliness of reporting to the Board; and (v) recommendations on whether to expand the scope, frequency, and sufficiency of information regarding the Bank’s lending operations provided to the Board by management. By July 30, 2010, the Board shall adopt a written plan to address any identified weaknesses or deficiencies noted in such study. The Bank shall provide such plan to the OTS within fifteen (15) days after the board meeting.  The Bank retained the independent third party consulting firm and the firm has completed its review and issued its report.  Management has written a plan in response to the report and both the review report and management’s plan have been reviewed by the board and submitted to the OTS as required.

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between June 30, 2010 and December 31, 2009 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	June 30,	December 31,	Increase	Percentage
	2010	2009	(Decrease)	Change
ASSETS
Cash and cash equivalents	$63,796	$22,149	$41,647	188.0%
Investment securities held to maturity	88,290	135,531	(47,241)	(34.9)
Federal Home Loan Bank stock	1,573	3,125	(1,552)	(49.7)
Loans receivable, net	437,796	481,542	(43,746)	(9.1)
Loans held for sale	1,628	1,012	616	60.9
Accrued interest receivable	2,943	4,229	(1,286)	(30.4)
Real estate owned, net	34,327	35,155	(828)	(2.4)
Office properties and equipment, net	22,926	23,567	(641)	(2.7)
Prepaid expenses and other assets	24,820	24,760	60	0.2

TOTAL	$678,099	$731,070	$(52,971)	(7.3)%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$599,298	$624,624	$(25,326)	(4.1)%
Other borrowings	20,921	59,546	(38,625)	(64.9)
Other liabilities	13,450	3,600	9,850	273.6

Total liabilities	633,669	687,770	(54,101)	(7.9)

STOCKHOLDERS’ EQUITY	44,430	43,300	1,130	2.6

TOTAL	$678,099	$731,070	$(52,971)	(7.3)%

BOOK VALUE PER COMMON SHARE	$5.82	$5.59

COMMON EQUITY TO ASSETS	4.2%	3.7%

TOTAL EQUITY TO ASSETS	6.6%	5.9%

Loans Receivable.  Changes in loan composition between June 30, 2010 and December 31, 2009 are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase
	2010	2009	(Decrease)	% Change

One- to four-family residences	$234,023	$235,990	$(1,967)	(0.8)%
Home equity lines of credit and second mortgage	21,633	27,022	(5,389)	(19.9)
Multifamily	27,553	25,368	2,185	8.6
Commercial real estate	104,402	107,237	(2,835)	(2.6)
Land	34,055	41,405	(7,350)	(17.8)
Construction:
One- to four-family residences	1,825	7,102	(5,277)	(74.3)
Speculative one-to four-family residences	1,716	8,849	(7,133)	(80.6)
Multifamily	10,439	14,178	(3,739)	(26.4)
Commercial real estate	1,740	9,717	(7,977)	(82.1)
Land development	7,562	9,449	(1,887)	(20.0)
Total construction loans	23,282	49,295	(26,013)	(52.8)
Total mortgage loans	444,948	486,317	(41,369)	(8.5)

Commercial	12,141	14,575	(2,434)	(16.7)

Automobile	5,025	6,810	(1,785)	(26.2)
Other	8,861	11,052	(2,191)	(19.8)
Total consumer	13,886	17,862	(3,976)	(22.3)

Total loans receivable	470,975	518,754	(47,779)	(9.2)

Undisbursed loan funds	(1,463)	(4,327)	2,864	(66.2)
Deferred loan costs (fees) — net	(163)	23	(186)	(808.7)
Allowance for loan losses (1)	(31,553)	(32,908)	1,355	(4.1)

Loans receivable, net	$437,796	$481,542	$(43,746)	(9.1)%

(1)          The allowance for loan losses at June 30, 2010 and December 31, 2009, is comprised of specific valuation allowances of $9.9 million and $7.5 million, respectively, and general valuation allowances of $21.7 million and $25.4 million, respectively.

The decrease in the Bank’s loan portfolio was primarily due to repayments and a decrease in loan originations as a result of continued softening of the housing market in the Bank’s market area and transfers of nonperforming loans to REO, net of loans to facilitate sales of REO. Market data indicates an overall decrease in home sales in Benton and Washington counties in 2009, 2008 and 2007.  Although the Northwest Arkansas region’s economy continues to experience population growth and a relatively good job market, the supply of new residential lots and new speculative homes for sale continues to outpace demand.  We expect this trend to continue for the foreseeable future given the level of oversupply in the market.

Asset Quality.  The following table sets forth the amounts, net of specific valuation allowances, and categories of the Bank’s nonperforming assets at the dates indicated (dollars in thousands).

	June 30, 2010		December 31, 2009		Increase
	Net	% Assets	Net	% Assets	(Decrease)
Nonaccrual Loans:
One- to four-family residential	$14,989	2.21%	$11,941	1.63%	$3,048
Home equity and second mortgage	1,080	0.16	1,174	0.16	(94)
Speculative one- to four-family construction	432	0.06	1,081	0.15	(649)
Multifamily residential	3,690	0.54	1,431	0.20	2,259
Land development	5,211	0.77	6,144	0.84	(933)
Land	10,233	1.51	13,709	1.88	(3,476)
Commercial real estate	11,114	1.64	6,795	0.93	4,319
Commercial loans	453	0.07	463	0.06	(10)
Consumer loans	186	0.03	129	0.01	57

Total nonaccrual loans	47,388	6.99%	42,867	5.86%	4,521
Accruing loans 90 days or more past due	660	0.10	—	—	660
Real estate owned	34,327	5.06	35,155	4.81	(828)

Total nonperforming assets	82,375	12.15	78,022	10.67	4,353
Performing restructured loans	2,070	0.30	4,609	0.63	(2,539)

Total nonperforming assets and performing restructured loans (1)	$84,445	12.45%	$82,631	11.30%	$1,814

(1) The table above does not include substandard impaired loans of $3.4 million and $6.3 million as of June 30, 2010 and December 31, 2009, respectively.  These impaired loans generally include loans for which there may be doubt about the ultimate timing of collection of principal and interest compared to the original terms of the note but where the payment history has been satisfactory and collateral coverage is estimated to be adequate to pay principal and interest in full.  See Note 7 to the unaudited condensed consolidated financial statements.  The table also does not include substandard loans which were judged not to be impaired totaling $30.0 million and $37.3 million at June 30, 2010 and December 31, 2009, respectively.

The increase in net nonaccrual loans from $42.9 million at December 31, 2009 to $47.4 million at June 30, 2010 was primarily related to increases in nonaccrual single family residential loans, nonaccrual multifamily residential loans and nonaccrual commercial real estate loans, offset by a decrease in nonaccrual land loans. The increase in nonaccrual single family loans was due to a $3.1 million increase in nonaccrual nonowner-occupied single family loans.  At December 31, 2009, there were 32 such loans totaling $4.9 million compared to 51 such loans totaling $8.0 million at June 30, 2010.  The increase in nonaccrual multifamily loans was primarily due to a $3.0 million construction loan on a 56 unit apartment complex in Rogers, Arkansas that matured April 1, 2010.  Based on estimated costs to complete the project and a May 2010 appraisal, a specific loan loss allowance of approximately $680,000 was recorded for this loan as of June 30, 2010.  The increase in nonaccrual commercial real estate loans was primarily related to two borrowers.  The first relationship totaled $2.8 million and is collateralized by retail store buildings in the Mountain Home area.  The second totaled $1.3 million and is collateralized by an office building in Northwest Arkansas.  Nonaccrual multifamily, land development, land and commercial real estate loans comprise over 60% of nonaccrual loans at June 30, 2010. Loans in these categories with balances in excess of $1.0 million at June 30, 2010 are listed in the table below (in thousands).

	Location	Date to Nonaccrual	Comments	Loan Balance	Specific Valuation Allowance	Net of SVA	Valuation Date	Source

Multifamily
56-unit apartment complex, under construction	Rogers, AR	1Q2010	(A)	$2,982	$682	$2,300	May 2010	(L)
24-unit apartment complex, under construction	Fayetteville, AR	4Q2009	(B)	1,629	469	1,160	May 2010	(L)
Other - 2 loans under $500,000 each				479	249	230
				$5,090	$1,400	$3,690

Land Development
52 single family lots and 25 acres of undeveloped land	Fayetteville, AR	1Q2009	(C)	$3,649	$—	$3,649	April 2010	(K)
40 acres, proposed residential subdivision	Farmington, AR	3Q2009	(D)	1,060	148	912	June 2010	(K)
Other — 3 loans under $500,000 each				750	100	650
				$5,459	$248	$5,211
Land
29 acres for future commercial development	Springdale, AR	1Q2009	(E)	$2,039	$10	$2,029	March 2010	(L)
96 developed single family lots	Fayetteville, AR	1Q2009	(F)	2,735	370	2,365	March 2010	(K)
60 acres, residential zoned	Fayetteville, AR	1Q2009	(C)	2,005	777	1,228	February 2010	(L)
35 acres, proposed residential subdivision	Fayetteville, AR	3Q2009	(D)	3,447	2,308	1,139	January 2010	(L)
Other - 26 loans under $1 million each				3,903	431	3,472
				$14,129	$3,896	$10,233

Commercial Real Estate
5,980-square foot retail property	Fayetteville, AR	4Q2009	(G)	$2,723	$423	$2,300	April 2010	(L)
15-unit strip mall development, under construction	Farmington, AR	3Q2009	(H)	1,752	706	1,046	April 2010	(M)
42,267-square feet retail/office space	Mtn Home, AR	2Q2010	(I)	2,777	—	2,777	April 2010	(L)
9,551-square foot office building	Bentonville, AR	2Q2010	(J)	1,323	—	1,323	May 2010	(L)
Other - 16 loans under $1 million each				4,352	684	$3,668
				$12,927	$1,813	$11,114

(A)	-

The borrower is working to complete the construction and begin leasing the units. The loan matured April 1, 2010. Additional funds will be needed to complete construction and the Bank is evaluating the loan for renewal. The loan was valued based on an “as is” appraisal.

(B)	-

The borrower is working to complete the construction and begin leasing the units. The loan matures November 30, 2010. The loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio.

(C)	-	These two loans are related to the same borrower. The loans matured in January 2010 and are now in foreclosure.
(D)	-	These two loans are related to the same borrower. These loans have matured and have been sent to legal counsel for collection/foreclosure.
(E)	-	This loan is in foreclosure.
(F)	-	This loan is in foreclosure. This property is also the subject of litigation related to bonds that were sold without satisfying the first mortgage with the Bank.
(G)	-	This loan was placed on nonaccrual status due to borrower’s global cash flow. The borrower is continuing to make payments and at June 30, 2010 was sixty days past due.
(H)	-	This loan was placed on nonaccrual status due to borrower’s global cash flow. The loan matured in March 2010. The borrower is attempting to sell the property.
(I)	-	This loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio. The loan was not past due at June 30, 2010, but has experienced past due payments in the past.
(J)	-	This loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio. The loan was less than 30 days past due at June 30, 2010.
(K)	-	This valuation is based on discounted cash flow analysis.
(L)	-	This valuation is based on an appraisal.
(M)	-	This valuation is based on the contract sales price.

We expect a significant amount of the nonaccrual real estate loans to eventually migrate to real estate owned as $23.8 million of the nonaccrual real estate loans, net of specific valuation allowances of $5.5 million, are in bankruptcy or some stage of the foreclosure process as of June 30, 2010.  Therefore, we expect real estate owned and associated expenses to continue to remain at elevated levels in future periods as such loans migrate from loans to real estate owned.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated.

	June 30, 2010	December 31, 2009	Increase (Decrease)	Percentage Change
	(Dollars in Thousands)
Real estate owned
One- to four-family residential	$7,463	$10,216	$(2,753)	(26.9)%
Speculative one- to four-family construction(1)	1,001	3,186	(2,185)	(68.6)
Multifamily	377	545	(168)	(30.8)
Land(2)	19,085	13,952	5,133	36.8
Commercial real estate	6,401	7,256	(855)	(11.8)
Total real estate owned	$34,327	$35,155	$(828)	(2.4)%

(1)          At June 30, 2010, $762,000 of these properties were 100% complete.  The remaining property was 98% complete.

(2)          At June 30, 2010, $9.6 million of the land balance represented 351 developed subdivision lots and $2.5 million represented four unimproved commercial lots. The remaining $6.9 million consisted of raw land.

The land component of real estate owned is made up of the following at June 30, 2010 (in thousands):

	Location	Date to real estate owned	Balance	Valuation Date	Source

Land
35 developed single family lots	Pea Ridge, AR	12/30/2008	$385	1/14/2010	(1)
48 developed single family lots	Elm Springs, AR	10/21/2008	1,230	1/27/2010	(1)
110 developed single family lots	Springdale, AR	4/17/2008	3,534	1/14/2010	(1)
60 developed single family lots	Lowell, AR	5/30/2008	1,662	1/15/2010	(1)
42 developed single family lots	Cave Springs, AR	6/21/2010	900	1/5/2010	(1)
79.7 acres for future residential development	Fayetteville, AR	4/7/2010	2,223	2/2/2010	(2)
24.0 acres for future residential development	Lowell, AR	4/19/2010	1,947	3/29/2010	(2)
30.7 acres for future residential development	Lowell, AR	5/30/2008	1,222	3/29/2010	(2)
63.3 acres for future residential development	Elm Springs, AR	10/21/2008	883	1/27/2010	(2)
15 developed residential lots	Fayetteville, AR	5/25/2010	417	7/14/2009	(2)
10 developed single family lots	Farmington, AR	7/2/2009	477	5/27/2010	(2)
1 unimproved commercial lot	Rogers, AR	10/29/2009	1,879	1/27/2010	(2)
3 unimproved commercial lots	Springdale, AR	11/19/2009	663	1/25/2010	(1)
Other - 36 properties			1,663
			$19,085

(1) — This valuation is based on discounted cash flow.

(2) — This valuation is based on comparable sales.

The Bank is diligently working to dispose of its REO and has several team members dedicated to this effort, including an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, market research reports, and our own market evaluations to make pricing and selling decisions.  The Bank’s Chief Lending Officer, loan officers, credit manager, special assets officer, and team members in the collections department all work together in this endeavor.  The Bank’s goal is to liquidate these properties in an orderly and efficient manner without incurring extraordinary losses due to quick sale pricing.  During the six months ended June 30, 2010, the Bank’s net sales proceeds from REO sales were $12.2 million, which included $4.6 million of loans to facilitate the sales of REO.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At June 30, 2010, the Bank had $113.1 million of classified assets, all of which were classified as substandard, including $47.4 million of nonaccrual loans and $34.3 million of real estate owned.  Substandard loans include $30.0 million of loans with accrued interest of $196,000 not included in the nonperforming assets table.  Such loans have been reviewed and determined not to be impaired or if impaired, were estimated to have no loss.  As a result, such loans remained on accrual status at June 30, 2010.

Potential Problem Loans.  At June 30, 2010, the Bank had $43.8 million of assets with accrued interest of $396,000 designated as special mention. Special mention assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.  There are seven relationships exceeding $1 million designated as special mention totaling $30.0 million with accrued interest of $333,000

Delinquent Loans.  The following table represents loans past due 30 — 89 days not on nonaccrual status as of June 30, 2010 and December 31, 2009 (in thousands).  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	June 30, 2010	December 31, 2009
One- to four-family residential	$2,711	$2,759
Home equity and second mortgage	182	201
Multifamily residential	22	—
Land	750	1,156
Commercial real estate	4,051	974
Commercial loans	132	1,668
Consumer loans	148	118
	$7,996	$6,876

Percentage of Portfolio	1.70%	1.33%

Past due loans not on nonaccrual status are up since December 31, 2009 primarily due to two commercial real estate loans totaling $3.1 million to a single borrower.  The Bank does not expect any problems with these loans.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$32,652	$9,558	$32,908	$6,441
Provisions for estimated losses	63	2,445	116	5,966
Recoveries	62	693	131	754
Losses charged off	(1,224)	(772)	(1,602)	(1,237)
Balance at end of period	$31,553	$11,924	$31,553	$11,924

A summary of the activity in the allowance for losses by category for the six months ended June 30, 2010 is presented below (in thousands):

	December 31, 2009	Charge-offs (1)	Recoveries	Provisions	Change in SVA	Change in GVA Allocation	June 30, 2010
One- to four-family residential	$4,436	$656	$30	$—	$662	$2,366	$3,810
Home equity and second mortgage	1,688	215	2	—	86	(71)	1,475
Speculative one- to four-family construction	884	—	—	—	(32)	(636)	884
Multifamily residential	3,915	80	—	—	853	(577)	3,835
Land development	1,181	140	—	—	178	(206)	1,041
Land	8,589	70	15	—	(28)	(1,147)	8,534
Commercial real estate	9,077	57	1	—	104	(2,195)	9,021
Commercial loans	2,578	157	13	—	543	114	2,434
Consumer loans	560	227	70	116	28	(42)	519
	$32,908	$1,602	$131	$116	$2,394	$(2,394)	$31,553

(1)          As noted in the table above, charge-offs for the six months ended June 30, 2010, were $1.6 million.  At June 30, 2010, specific valuation allowances were $9.9 million.  Due to the level of specific valuation allowances, we expect charge-offs to increase in future periods.

The composition of the allowance for loan losses by component and category as of June 30, 2010 and December 31, 2009 is presented below (in thousands):

	June 30, 2010			December 31, 2009
	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio
One- to four-family residential	$1,068	$5,770	2.46%	$405	$4,031	1.66%
Home equity and second mortgage	391	1,099	5.17	305	1,384	5.18
Speculative one- to four-family construction	88	128	7.86	120	764	8.75
Multifamily residential	1,400	2,711	7.41	547	3,368	8.09
Land development	248	765	10.46	70	1,110	11.83
Land	3,895	3,464	11.49	3,923	4,665	12.45
Commercial real estate	1,813	5,117	4.90	1,708	7,368	6.54
Commercial loans	834	2,257	19.96	291	2,286	16.00
Consumer loans	133	372	2.70	107	456	2.57
	$9,870	$21,683	4.70%	$7,476	$25,432	4.97%
GVA as % of nonperforming loans			45.13%			59.33%

Changes in the composition of the allowance for loan losses between June 30, 2010 and December 31, 2009 are presented in the following table (in thousands):

	June 30,	December 31,	Increase
	2010	2009	(Decrease)
General	$21,683	$25,432	$(3,749)
Specific	9,870	7,476	2,394
	$31,553	$32,908	$(1,355)

The general component of the allowance for loan losses decreased primarily due to decreases in certain of the related loan balances and a decrease in certain loss rates.  The specific component of the allowance for loan losses increased primarily due to allowances established since December 31, 2009 on multifamily loans and commercial loans.  See “Asset Quality.”

Management maintains an allowance for loan losses for known and inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our allowance for loan losses consists of general valuation allowances (“GVAs”) calculated based on a formula analysis and specific valuation allowances (“SVAs”) for identified impaired loans.  The estimated appropriate level of the allowance for loan losses is maintained through a provision for loan losses charged to earnings.  Charge-offs are recorded against the allowance when management believes the estimated loss has been confirmed.  Generally, this is at the time of transfer to real estate owned, but may be earlier in certain circumstances.  Subsequent recoveries, if any, are credited to the allowance.

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

Although we consider the allowance for loan losses of approximately $31.6 million, which consists of a general valuation allowance of $21.7 million and a specific valuation allowance of $9.9 million, adequate to cover losses inherent in our loan portfolio at June 30, 2010, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.  Either of these occurrences could materially and adversely affect our financial condition and results of operations.

Investment Securities.  Changes in the composition of investment securities held to maturity between June 30, 2010 and December 31, 2009 are presented in the following table (in thousands).

	June 30,	December 31,
	2010	2009	Decrease
U.S. Government and agency obligations	$63,612	$110,051	$(46,439)
Municipal securities	24,678	25,480	(802)
Total	$88,290	$135,531	$(47,241)

During the first six months of 2010, investment securities totaling $59.3 million with an average tax equivalent yield of 5.07% matured or were called and $12.0 million with an average tax equivalent yield of 3.87% were purchased.

At June 30, 2010, estimated fair values of investment securities held to maturity were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$63,612	$64,567
Municipal securities	24,678	24,878
Total	$88,290	$89,445

Accrued Interest Receivable.   The decrease in accrued interest receivable was primarily due to a decrease in the loans receivable balance and a decrease in the loan yield at June 30, 2010 compared to December 31, 2009.

Real Estate Owned, net.  Changes in the composition of real estate owned between June 30, 2010 and December 31, 2009 are presented in the following table (dollars in thousands).

	December 31, 2009	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Loss	June 30, 2010
One- to four-family residential	$10,216	$6,197	$(551)	$(8,399)	$—	$7,463
Speculative one- to four-family	3,186	311	(138)	(2,326)	(32)	1,001
Multifamily	545	—	(2)	(125)	(41)	377
Land	13,952	5,752	(305)	(309)	(5)	19,085
Commercial real estate	7,256	376	(145)	(1,085)	(1)	6,401
	$35,155	$12,636	$(1,141)	$(12,244)	$(79)	$34,327

(1)         Net sales proceeds include $4.6 million of loans made by the Bank to facilitate the sale of real estate owned.

Deposits.  Changes in the composition of deposits between June 30, 2010 and December 31, 2009 are presented in the following table (dollars in thousands).

	June 30, 2010	December 31, 2009	Increase (Decrease)	Percentage Change

Checking accounts	$134,744	$166,707	$(31,963)	(19.2)%
Money Market accounts	50,296	53,597	(3,301)	(6.2)
Savings accounts	26,889	24,983	1,906	7.6
Certificates of deposit	387,369	379,337	8,032	2.1

Total deposits	$599,298	$624,624	$(25,326)	(4.1)%

Deposits decreased in the comparison period, primarily due to a decrease in public school checking accounts, offset by an increase in certificates of deposit. The Bank views checking accounts as an attractive source of funds and will continue to promote such accounts as they offer overall low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Other Borrowings.  The Bank experienced a $38.6 million or 64.9% decrease in FHLB of Dallas borrowings during the quarter.  The FHLB of Dallas advances at June 30, 2010 of $20.9 million consisted of $10.9 million of fixed rate advances with an average cost of 4.57% and $10.0 million of floating rate advances with an average cost of 0.37%.

Other Liabilities.  The Bank experienced a $9.9 million increase in other liabilities as of June 30, 2010 compared to December 31, 2009 primarily due to a $10.0 million liability recorded as of June 30, 2010 for investment securities traded as of that date but not yet settled.

Stockholders’ Equity.  Stockholders’ equity increased approximately $1.1 million from December 31, 2009 to June 30, 2010.  The increase in stockholders’ equity was primarily due to net income of $1.5 million during the first six months of 2010.  In addition, during the six months ended June 30, 2010, preferred dividends of approximately $412,500 were accrued.  See the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2010 for more detail.

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

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$473,602	$6,371	5.38%	$563,088	$7,565	5.37%
Investment securities(2)	110,862	1,322	4.77	139,734	1,616	4.63
Other interest-earning assets	34,227	16	0.19	16,109	12	0.30
Total interest-earning assets	618,691	7,709	4.98	718,931	9,193	5.12
Noninterest-earning assets	70,856			77,128
Total assets	$689,547			$796,059
Interest-bearing liabilities:
Deposits	$608,985	2,417	1.59	$630,382	3,513	2.23
Other borrowings	31,611	161	2.04	67,231	547	3.26
Total interest-bearing liabilities	640,596	2,578	1.61	697,613	4,060	2.33
Noninterest-bearing liabilities	4,422			10,191
Total liabilities	645,018			707,804
Stockholders’ equity	44,529			88,255
Total liabilities and stockholders’ equity	$689,547			$796,059

Net interest income		$5,131			$5,133
Net earning assets (interest-bearing liabilities)	$(21,905)			$21,318
Interest rate spread			3.37%			2.79%
Net interest margin			3.32%			2.86%
Ratio of interest-earning assets to interest-bearing liabilities			96.58%			103.06%

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$486,468	$13,200	5.43%	$565,417	$15,120	5.35%
Investment securities(2)	122,186	2,908	4.76	132,987	3,180	4.78
Other interest-earning assets	30,491	32	0.21	15,424	16	0.20
Total interest-earning assets	639,145	16,140	5.05	713,828	18,316	5.13
Noninterest-earning assets	70,582			80,767
Total assets	$709,727			$794,595
Interest-bearing liabilities:
Deposits	$613,130	4,966	1.62	$629,606	7,293	2.32
Other borrowings	47,814	403	1.68	72,806	1,192	3.28
Total interest-bearing liabilities	660,944	5,369	1.62	702,412	8,485	2.42
Noninterest-bearing liabilities	4,585			9,006
Total liabilities	665,529			711,418
Stockholders’ equity	44,198			83,177
Total liabilities and stockholders’ equity	$709,727			$794,595

Net interest income		$10,771			$9,831
Net earning assets (interest-bearing liabilities)	$(21,799)			$11,416
Interest rate spread			3.43%			2.71%
Net interest margin			3.37%			2.75%
Ratio of interest-earning assets to interest-bearing liabilities			96.70%			101.63%

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

	Three Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(1,202)	$10	$(2)	$(1,194)
Investment securities	(334)	50	(10)	(294)
Other interest-earning assets	14	(5)	(5)	4
Total interest-earning assets	(1,522)	55	(17)	(1,484)

Interest expense:
Deposits	(119)	(1,011)	34	(1,096)
Other borrowings	(290)	(204)	108	(386)
Total interest-bearing liabilities	(409)	(1,215)	142	(1,482)
Net change in net interest income	$(1,113)	$1,270	$(159)	$(2)

	Six Months Ended June 30, 2010 vs. 2009
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(2,111)	$222	$(31)	$(1,920)
Investment securities	(258)	(15)	1	(272)
Other interest-earning assets	15	—	1	16
Total interest-earning assets	(2,354)	207	(29)	(2,176)

Interest expense:
Deposits	(191)	(2,193)	57	(2,327)
Other borrowings	(409)	(579)	199	(789)
Total interest-bearing liabilities	(600)	(2,772)	256	(3,116)
Net change in net interest income	$(1,754)	$2,979	$(285)	$940

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended June 30, 2010 and 2009 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2010	2009	2010 vs 2009	2010 vs 2009
Interest income:
Loans receivable	$6,371	$7,565	$(1,194)	(15.8)%
Investment securities	1,322	1,616	(294)	(18.2)
Other	16	12	4	33.3
Total interest income	7,709	9,193	(1,484)	(16.1)
Interest expense:
Deposits	2,417	3,513	(1,096)	(31.2)
Other borrowings	161	547	(386)	(70.6)
Total interest expense	2,578	4,060	(1,482)	(36.5)
Net interest income before provision for loan losses	5,131	5,133	(2)	(0.0)
Provision for loan losses	63	2,445	(2,382)	(97.4)
Net interest income after provision for loan losses	5,068	2,688	2,380	88.5
Noninterest income:
Deposit fee income	1,316	1,328	(12)	(0.9)
Earnings on life insurance policies	203	200	3	1.5
Gain on sale of loans	70	152	(82)	(54.0)
Other	267	359	(92)	(25.6)
Total noninterest income	1,856	2,039	(183)	(9.0)
Noninterest expenses:
Salaries and employee benefits	2,765	2,845	(80)	(2.8)
Real estate owned, net	913	1,085	(172)	(15.9)
FDIC insurance premium	509	687	(178)	(25.9)
Professional fees	321	185	136	73.5
Advertising and public relations	64	91	(27)	(29.7)
Other	1,806	1,663	143	8.6
Total noninterest expenses	6,378	6,556	(178)	(2.7)
Income (loss) before income taxes	546	(1,829)	2,375	129.8
Income tax provision (benefit)	(91)	(892)	801	89.8
Net income (loss)	637	(937)	1,574	168.0
Preferred stock dividends and accretion of preferred stock discount	223	222	1	0.5
Net income (loss) available to common shareholders	$414	$(1,159)	$1,573	135.7%

Basic earnings (loss) per common share	$0.09	$(0.24)	$0.33	135.9%
Diluted earnings (loss) per common share	$0.09	$(0.24)	$0.33	135.9%

Interest rate spread	3.37%	2.79%
Net interest margin	3.32%	2.86%

Average full-time equivalents	245	280

Full-service offices	20	20

The table below presents a comparison of results of operations for the six months ended June 30, 2010 and 2009 (dollars in thousands). Specific changes in captions are discussed in the sections which follow the table.

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2010	2009	2010 vs 2009	2010 vs 2009
Interest income:
Loans receivable	$13,200	$15,120	$(1,920)	(12.7)%
Investment securities	2,908	3,180	(272)	(8.6)
Other	32	16	16	100.0
Total interest income	16,140	18,316	(2,176)	(11.9)
Interest expense:
Deposits	4,966	7,293	(2,327)	(31.9)
Other borrowings	403	1,192	(789)	(66.2)
Total interest expense	5,369	8,485	(3,116)	(36.7)
Net interest income before provision for loan losses	10,771	9,831	940	9.6
Provision for loan losses	116	5,966	(5,850)	(98.1)
Net interest income after provision for loan losses	10,655	3,865	6,790	175.7
Noninterest income:
Deposit fee income	2,506	2,520	(14)	(0.6)
Earnings on life insurance policies	401	398	3	0.5
Gain on sale of loans	206	300	(94)	(31.3)
Other	563	728	(165)	(22.5)
Total noninterest income	3,676	3,946	(270)	(6.8)
Noninterest expenses:
Salaries and employee benefits	5,564	5,813	(249)	(4.3)
Real estate owned, net	1,714	1,480	234	15.8
FDIC insurance premium	1,023	928	95	10.2
Professional fees	727	476	251	52.7
Advertising and public relations	127	202	(75)	(37.1)
Other	3,823	3,507	316	9.0
Total noninterest expenses	12,978	12,406	572	4.6
Income before income taxes	1,353	(4,595)	5,948	129.5
Income tax provision (benefit)	(190)	(2,156)	1,966	91.2
Net income (loss)	1,543	(2,439)	3,982	163.3
Preferred stock dividends and accretion of preferred stock discount	446	284	162	57.0
Net income (loss) available to common shareholders	$1,097	$(2,723)	$3,820	140.3%

Basic earnings (loss) per share	$0.23	$(0.56)	$0.79	140.4%
Diluted earnings (loss) per share	$0.23	$(0.56)	$0.79	140.4%

Interest rate spread	3.43%	2.71%
Net interest margin	3.37%	2.75%

Average full-time equivalents	249	285

Full-service offices	20	20

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

Interest Income.  The decrease in interest income for the three and six month comparative periods was primarily due to decreases in the average balances of loans receivable and investment securities.  The average balance of loans receivable decreased due to repayments as well as a decrease in loan originations.  The average balance of investment securities decreased due to calls of investment securities.

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

The provision for loan losses decreased $2.4 million to $63,000 for the quarter ended June 30, 2010 compared to $2.4 million for the quarter ended June 30, 2009 and decreased $5.9 million to $116,000 for the six months ended June 30, 2010 compared to $6.0 million for the six months ended June 30, 2009.  During the first two quarters of 2010, the loan portfolio held for investment shrank from $518.7 million to $471.0 million.  The $47.7 million decrease in the loan portfolio was primarily responsible for the $3.7 million decline in the general valuation allowance between December 31, 2009 and June 30, 2010.  This was offset somewhat by a $2.4 million increase in specific valuation allowances, $680,000 of which was due to a multifamily residential construction loan.  See “Asset Quality.”

NONINTEREST EXPENSE

Noninterest expense.  Noninterest expenses were down overall for the quarter ended June 30, 2010 compared to the same period in 2009 primarily due to a decrease in REO expenses and FDIC insurance premiums as explained on the following pages.  Noninterest expenses were up overall for the six months ended June 30, 2010, compared to the same period in 2009, primarily due to the effects of the level of nonperforming loans and related collection costs, the level of real estate owned and related costs, and costs incurred as a result of the Company Order and the Bank Order, as illustrated below.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase
	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009
Real estate owned, net	$913	$1,085	$(172)	$1,714	$1,480	$234
FDIC insurance	509	687	(178)	1,023	928	95
Supervisory assessments	106	48	58	212	97	115
Professional fees	321	185	140	727	476	251
Consultant fees	63	52	11	244	109	135
Loan collection expenses	58	—	58	214	—	214
Total	$1,970	$2,057	$(83)	$4,134	$3,090	$1,048

In order to offset the effects of the increased costs, the Company has worked to control other costs where possible, as illustrated below.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Decrease
	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009
Salaries and employee benefits	$2,765	$2,845	$(80)	$5,564	$5,813	$(249)
Occupancy expense	644	663	(19)	1,313	1,340	(27)
Data processing	368	338	30	746	746	—
Advertising and public relations	64	91	(27)	127	202	(75)
Postage and supplies	178	144	34	340	384	(44)
Other	389	418	(29)	754	831	(77)
Total	$4,408	$4,499	$(91)	$8,844	$9,316	$(472)

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009
Salaries	$2,275	$2,404	$(129)	$4,568	$4,871	$(303)
Payroll taxes	194	210	(16)	399	439	(40)
Insurance	138	156	(18)	280	314	(34)
401(k)(1)	—	—	—	—-	38	(38)
Defined benefit plan contribution	123	39	84	246	77	169
Other	35	36	(1)	71	74	(3)
Total	$2,765	$2,845	$(80)	$5,564	$5,813	$(249)

(1)          Represents Company matching contributions on the 401(k) plan.  Effective February 16, 2009, the Company discontinued its matching contributions to the 401(k) plan.

The decrease in salaries and benefits was primarily due to a reduction in full time equivalent employees.

The Bank is a participant in the multiemployer Pentegra Defined Benefit Plan (the “Plan”).  The Plan is non-contributory and covers all qualified employees. Since the Plan is a multiemployer plan, contributions of participating employers are commingled and invested on a pooled basis without allocation to specific employers or employees.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Plan and closing the Plan to new participants as of that date. The Bank currently anticipates annual cost savings from freezing the Plan of approximately $140,000. Actual cost savings will depend on a number of factors, including, but not limited to, administrative and other costs, the level of interest rates in the future and the performance of Plan assets.  After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Plan.  The level of amortization charges is determined by the Plan’s funding shortfall, which is determined by comparing Plan liabilities to Plan assets.  Based on current interest rates and Plan assets, the Bank anticipates that the funding shortfall may increase, resulting in increased amortization charges effective July 1, 2010.  Increased amortization charges will decrease cost savings associated with freezing the Plan.

Real Estate Owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009
Loss provisions	$561	$552	$9	$1,141	$715	$426
Net loss on sales	27	254	(227)	79	233	(154)
Taxes and insurance	187	138	49	283	322	(39)
Other	138	141	(3)	211	210	1
Total	$913	$1,085	$(172)	$1,714	$1,480	$234

Real estate owned is expected to increase in the foreseeable future and real estate owned expenses associated with maintaining the properties are expected to increase accordingly.  Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

FDIC Insurance Premium.  FDIC insurance increased during the six month comparison periods due to an increase in the premium rate for 2010.  The FDIC premium decreased during the three month comparison periods due to the five basis point special assessment on all insured depository institutions based on assets minus Tier 1 capital as of June 30, 2009.  The Bank recorded a charge of approximately $350,000 for the special assessment during the quarter ended June 30, 2009.  There was no such special assessment during the quarter ended June 30, 2010; however, the Bank’s FDIC insurance premium has gone up compared to the quarter ended June 30, 2009, which partially offset the decrease due to the special assessment.  The increase in the Bank’s FDIC insurance premium will continue to impact the Corporation’s noninterest expense in future periods. See “Part II, Item 1A Risk Factors — Future FDIC insurance premiums or special assessments may impact our earnings.”

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

Income Taxes.  The income tax benefit decreased primarily due to the increase in income as well as the fact that there is a valuation allowance on the deferred tax asset as of June 30, 2010 and there was no such valuation allowance as of June 30, 2009.  See also Note 9 to the unaudited condensed consolidated financial statements included in Part I, Item 1 herein for further information regarding income taxes.

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

At June 30, 2010, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At June 30, 2010, the Company had no interests in non-consolidated special purpose entities.

At June 30, 2010, commitments included:

•                  total approved commitments to originate or purchase loans amounting to $1.3 million;

•                  rate lock agreements with customers of $2.9  million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $1.6 million;

•                  unadvanced portion of construction loans of $1.5 million;

•                  unused lines of credit of $11.5 million;

•                  outstanding standby letters of credit of approximately $3.4 million;

•                  total predetermined overdraft protection limits of $11.9 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $252.4 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $2.9 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at June 30, 2010.

Historically, a very small percentage of predetermined overdraft limits have been used.  At June 30, 2010, overdrafts of accounts with Bounce ProtectionTM represented usage of 4.33% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

In light of the Company’s efforts to coordinate a controlled decrease in assets and liabilities and as a result of the current interest rate environment, management cannot estimate the portion of maturing deposits that will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

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

During the first six months of 2010, the use of FHLB borrowings decreased by $38.6 million or 64.9%. At June 30, 2010, the Bank’s borrowing capacity with the FHLB was $84.1 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a collateral value of $87.0 million and qualifying investment securities with a collateral value of $18.0 million less outstanding advances at June 30, 2010 of $20.9 million.  The Bank may transfer additional eligible collateral to the FHLB to provide additional borrowing capacity if needed.  Due to the Bank’s restricted status at the FHLB, the Bank may only borrow short-term FHLB advances with maturities up to thirty days.

The Bank was notified in December 2009 by the FRB of various restrictions and collateral requirements.  The Bank is required to pledge collateral with a value of $16.0 million to secure account transaction settlements.  This collateral may also be available to access the secondary discount window if unencumbered for transaction settlement and when other sources of funding are not available to the Bank. In addition, the Bank is required to maintain an account balance at the FRB to cover charges to the Bank’s transaction account to avoid any daylight overdrafts.

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

The FRB will not accept loans that: (i) are 30 days or more past due; (ii) are classified as substandard, doubtful, or loss by the Bank’s regulating authority or the Bank; (iii) are illegal investments for the Bank; (iv) secure the indebtedness to any director, officer, employee, attorney, affiliate or agent of the Bank; or that (v) exhibit collateral and credit documentation deficiencies.  The lendable value of commercial real estate of approximately $12.6 million at June 30, 2010 was 41% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged.  In addition, at June 30, 2010, the Bank pledged qualifying investment securities with a collateral value of approximately $4.4 million for the discount window and to secure transaction settlements.

At June 30, 2010, the Bank had short-term funds availability of approximately $175.8 million or 25.9% of assets consisting of borrowing capacity at the FHLB and the FRB, unpledged investment securities, and overnight funds including the balances maintained at the FRB.  The Bank anticipates it will continue to rely primarily on deposits, calls of investment securities, loan repayments, and funds provided from operations to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s other funding sources.

The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities. As of June 30, 2010, the Bank had outstanding commitments to originate loans of $1.3 million, including $197,000 of loans committed to sell; unadvanced portion of construction loans of $1.5 million; and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $15.0 million.  Scheduled maturities of certificates of deposit for the Bank during the twelve months following June 30, 2010 amounted to $252.4 million.  In light of the Company’s efforts to coordinate a controlled decrease in assets and liabilities and as a result of the current interest rate environment, management cannot estimate the portion of maturing deposits that will remain with the Bank.  Management anticipates the Bank will continue to have sufficient funds, through loan repayments, deposits, and borrowings, to meet our current commitments.  This expectation assumes that the FHLB will continue to extend credit based on our borrowing capacity and that core deposits do not experience a substantial decline.

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

The Bank is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”) which fully insures noninterest bearing transaction deposit accounts, NOW accounts paying less than 0.5% per annum through June 30, 2010, when the threshold rate lowered to 0.25%, and Interest on Lawyers Trust Accounts, regardless of dollar amount. This program, originally set to expire on December 31, 2009 was extended to December 31, 2010.  An annualized 15 to 25 basis point assessment on balances in qualifying accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis.  The assessment rate will depend on the institution’s risk category.  At June 30, 2010, the Bank had approximately $4.9 million in transaction deposit accounts included in the TAGP with $2.6 million in excess of $250,000 normal insurance coverage.  The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides unlimited FDIC insurance coverage for noninterest-bearing transaction accounts in all banks effective December 31, 2010 and continuing through December 31, 2012.  The TAGP, which continues through December 31, 2010, is not changed by the Dodd-Frank Act.  The Dodd-Frank Act also permanently increases deposit insurance coverage to $250,000 per depositor.

As of November 19, 2009 and in accordance with the directive from the OTS, the Bank may no longer accept, renew or roll over brokered deposits without the written non-objection of the regional director of the OTS. The Bank has not relied on brokered deposits as a primary source of funding.  As of June 30, 2010 the Bank had $9.8 million or 2% of deposits in brokered deposits.  Approximately $4.3 million of the brokered accounts mature in 2010.  Based on the current minimal level of brokered deposits, management does not anticipate that the restrictions imposed by the OTS on brokered deposits will have a significant impact on the Bank’s liquidity position.

In the first six months of 2010, management took additional steps to strengthen the Bank’s liquidity position including the transfer of additional collateral in the form of qualifying one- to four-family loans to the FHLB of Dallas, a decrease in the Bank’s loan portfolio, establishment of a repurchase agreement to utilize our investment portfolio for liquidity, and membership in an internet service in order to bid for non-brokered certificates of deposit as another source of liquidity.

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

For 2009, the Company declared dividends of $0.01 per share in each of the first, second, and third quarters.  No dividend was declared for the first and second quarter of 2010.  Future dividend payments are subject to restrictions.  See Part 1. Item 2 “Regulatory Enforcement Actions” for further information regarding dividend restrictions.

Since the Company is a holding company and does not conduct operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources.  The Company and the Bank are currently not allowed to declare or pay dividends or make any other capital distributions without the prior written approval of the OTS.  The Company suspended its common stock dividend in the fourth quarter of 2009 and deferred the payment of the dividend for the quarters ended March 31, 2010 and June 30, 2010 on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the Treasury on March 6, 2009 as part of the Capital Purchase Program.  The Company funds its expenses from cash deposits maintained in the Bank and from repayments on the loan to the Bank subsidiary. The deposits in the Bank and the loan to the Bank amounted to $935,000 at June 30, 2010.   Management believes the Company has sufficient resources to fund expenses throughout 2010.

At June 30, 2010, the Bank’s tangible, core and risk-based capital ratios amounted to 6.46%, 6.46% and 11.40%, respectively, compared to OTS capital requirements of 1.5%, 8% and 12%.  The Bank Order requires the Bank to achieve and maintain a tier 1 core capital ratio and total risk-based capital ratio of 8% and 12%, respectively, by December 31, 2010.  The Bank did not meet the core and risk-based capital requirements as of June 30, 2010 and would have needed approximately $10.5 million in additional capital based on assets at such date to meet these requirements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2009.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s level of nonperforming assets continued to impact the level of net interest income during the three and six months ended June 30, 2010.  The Bank’s net interest margin decreased slightly from 3.49% for the three months ended December 31, 2009 to 3.42% for the three months ended March 31, 2010 and to 3.32% for the three months ended June 30, 2010.  Based on the level of nonperforming assets, competitive pressures on loan and deposit rates, and a recent increased level of calls of investment securities resulting in a higher level of low yielding cash balances, management anticipates continued pressure on the Bank’s interest rate spread and net interest margin for the third quarter of 2010, although maturing certificates of deposit repricing to lower rates will somewhat offset the pressure on the interest rate spread and margin.

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

The Bank Order directs the Bank to raise its tier 1 core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2010.  At June 30, 2010, we did not meet these requirements and would have needed approximately $10.5 million in additional capital based on assets at such date to meet these requirements.  The Company currently does not have any capital available to invest in the Bank.  We are considering various strategies to help us achieve these capital levels by December 31, 2010, but there is no assurance that any capital raising strategy can be completed successfully by that date.  Moreover, any further increases to our allowance for loan losses or further operating losses would negatively impact our capital levels and make it more difficult to achieve the capital levels directed by the OTS.  If we fail to meet the required capital levels by December 31, 2010, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions.  The OTS also could direct us to seek a merger partner or to liquidate the Bank.

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

At June 30, 2010, our nonperforming loans totaled $47.4 million, representing 10.2% of total loans and 7.1% of total assets.  Further, assets classified by management as substandard, including nonperforming loans, totaled $113.1 million, representing 24.5% of total loans and 16.7% of total assets.  At June 30, 2010, our allowance for loan losses was $31.6 million, consisting of $21.7 million of general loan loss allowances and $9.9 million of specific valuation allowances.  The general valuation allowance represents 45.1% of nonperforming loans.  In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses, which could have a material adverse effect on our operating results.

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

The Bank has been directed by the OTS to raise its tier 1 core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2010.  Had the Bank been required to meet these capital requirements at June 30, 2010, it would have needed additional capital of approximately $10.5 million.  To meet these capital requirements and for other purposes, we expect to seek to raise capital during the third or fourth quarter of 2010.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions.  The OTS also could direct us to seek a merger partner or to liquidate the Bank.  Our certificate of incorporation makes available additional authorized shares of common stock and preferred stock for issuance from time to time at the discretion of our board of directors, without further action by the shareholders, except where shareholder approval is required by law or the Nasdaq Capital Market requirements.  The issuance of any additional shares of common stock, preferred stock, or convertible securities could be substantially dilutive to shareholders of our common stock.  Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, our shareholders may not be permitted to invest in future issuances of our common stock and as a result will be diluted.

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

Changes in regulatory requirements effective in the third quarter of 2010 could impact the volume of fee revenue related to debit card and automated teller machine transactions.  In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions on new accounts, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  For accounts opened prior to July 1, 2010, the financial institution must not assess any fees or charges on a consumer’s account on or after August 15, 2010 for paying an ATM or one-time debit card transaction pursuant to the overdraft service, unless the institution has obtained the consumer’s affirmative consent.  Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.  Because the Company’s customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods.

The U.S. Congress recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which includes sweeping changes in the banking regulatory environment.  The Act will change our primary regulator and may, among other things, restrict or increase the regulation of certain of our business activities and increase the cost of doing business. We cannot determine the ultimate effect that potential legislation, or subsequent implementing regulations, if enacted, would have upon our earnings and financial position.  Key provisions of the legislation include (1) establishment of a Financial Stability Oversight Council to identify, monitor and address systemic risks posed by large, complex financial firms as well as products and activities that spread risk across firms; (2) a new orderly liquidation mechanism; (3) changes in bank regulatory structure, including merging our primary regulator, the OTS, with the Office of Comptroller of Currency within 12 months of enactment (subject to a six month extension); (4) regulation of investment advisers to private funds; (5) regulation of the insurance industry; (6) prohibitions on proprietary trading and certain relationships with hedge funds and private equity funds; (7) regulation of over-the-counter derivatives markets; (8) a possible new fiduciary standard for investment advisers to retail customers; (9) regulation of credit rating agencies; (10) establishment of an independent Consumer Financial Protection Bureau; (11) changes to the Federal Reserve System; (12) mortgage reform; (13) creation of a Financial Crisis Assessment Fund; and (14) establishment of new rules regarding executive compensation.  The Dodd-Frank Act also amended the Electronic Funds Transfer Act to authorize the Federal Reserve Bank to issue regulations regarding any interchange transaction fee that an issuer may receive or charge for an electronic debit transaction (a transaction in which a person uses a debit card). The amount of any interchange transaction fee that an issuer may receive or charge with respect to an electronic debit transaction must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.

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

On March 6, 2009, the Company issued to the Treasury for aggregate consideration of $16.5 million (i) 16,500 shares of Series A Preferred Stock and (ii) a Warrant to purchase 321,847 shares of the Company’s Common Stock pursuant to the terms of the Purchase Agreement.  Under the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares is restricted.  Specifically, the Company may not declare dividend payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the Series A Preferred Stock.  In addition, the Company may not increase the dividends on its Common Stock above the amount of the last quarter cash dividend per share declared prior to October 14, 2008, which was $0.16 per share, without the Treasury’s approval until the third anniversary of the investment unless all of the Series A Preferred Stock has been redeemed or transferred.  The Company is currently restricted from making or declaring any payments on its outstanding securities, including the dividends payable on the Series A Preferred Stock, without prior written non-objection from the OTS.  The Company deferred payment of the dividend on the Series A Preferred Stock in the first and second quarters of 2010.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any securities during the second quarter of 2010.  The Company is in its 19th announced repurchase program, which was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006.  Total shares approved to be purchased in this program are 245,197 of which 214,587 have been purchased as of June 30, 2010.  All treasury stock purchases are made under publicly announced repurchase programs.  The repurchase program is currently suspended.  The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the OTS.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	August 12, 2010	By:	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date:	August 12, 2010	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and Chief Accounting Officer