Form 10-Q
period 2010-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2010-11-30
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 22, 2010, there were issued and outstanding 4,846,785 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

		Page

Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Financial Condition as of September 30, 2010 and December 31, 2009 (unaudited)	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2010 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

Part II.	Other Information

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Removed and Reserved	54
Item 5.	Other Information	54
Item 6.	Exhibits	54

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

Part I.    Financial Information

Item 1.  Financial Statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$59,549	$22,149
Investment securities held to maturity	—	135,531
Investment securities available for sale	78,314	—
Federal Home Loan Bank stock	1,575	3,125
Loans receivable, net of allowance of $35,044 and $32,908	401,135	481,542
Loans held for sale	3,921	1,012
Accrued interest receivable	2,474	4,229
Real estate owned, net	39,882	35,155
Office properties and equipment, net	22,572	23,567
Cash surrender value of life insurance	21,827	21,226
Prepaid expenses and other assets	1,091	3,534

TOTAL ASSETS	$632,340	$731,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$569,374	$624,624
Other borrowings	18,466	59,546
Advance payments by borrowers for taxes and insurance	556	695
Other liabilities	4,485	2,905
Total liabilities	592,881	687,770

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 16,500 shares issued and outstanding	$16,244	$16,195
Common stock, $.01 par value, 30,000,000 shares authorized; 4,846,785 shares issued and outstanding at September 30, 2010; 10,307,502 shares issued and 4,846,785 shares outstanding at December 31, 2009	48	103
Additional paid-in capital	26,796	56,986
Accumulated other comprehensive income	595	—
Retained earnings (deficit)	(4,224)	40,634
	39,459	113,918
Treasury stock, at cost, 5,460,717 shares at December 31, 2009	—	(70,618)
Total stockholders’ equity	39,459	43,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$632,340	$731,070

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

INTEREST INCOME:
Loans receivable	$6,071	$6,988	$19,270	$22,109
Investment securities:
Taxable	657	1,443	3,023	4,164
Nontaxable	247	259	791	718
Other	35	2	66	17
Total interest income	7,010	8,692	23,150	27,008

INTEREST EXPENSE:
Deposits	2,256	3,102	7,222	10,396
Other borrowings	131	449	534	1,641
Total interest expense	2,387	3,551	7,756	12,037

NET INTEREST INCOME	4,623	5,141	15,394	14,971

PROVISION FOR LOAN LOSSES	5,557	30,196	5,673	36,161

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(934)	(25,055)	9,721	(21,190)

NONINTEREST INCOME:
Gain on sale of investment securities	1,148	—	1,148	—
Deposit fee income	1,290	1,396	3,797	3,916
Earnings on life insurance policies	200	213	601	610
Gain on sale of loans	249	155	455	454
Other	289	345	853	1,074
Total noninterest income	3,176	2,109	6,854	6,054

NONINTEREST EXPENSES:
Salaries and employee benefits	2,675	2,890	8,238	8,703
Occupancy expense	647	705	1,960	2,045
Real estate owned, net	2,424	4,537	4,138	6,017
FDIC insurance premium	457	328	1,480	1,256
Data processing	366	370	1,113	1,116
Professional fees	173	330	900	806
Advertising and public relations	66	92	193	294
Postage and supplies	155	158	495	542
Other	638	485	2,063	1,521
Total noninterest expenses	7,601	9,895	20,580	22,300

LOSS BEFORE INCOME TAXES	(5,359)	(32,841)	(4,005)	(37,436)
INCOME TAX PROVISION (BENEFIT)	2	(9,614)	(188)	(11,770)
NET LOSS	$(5,361)	$(23,227)	$(3,817)	$(25,666)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK DISCOUNT	223	222	668	506
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,584)	$(23,449)	$(4,485)	$(26,172)

LOSS PER COMMON SHARE:
Basic	$(1.15)	$(4.84)	$(0.93)	$(5.40)

Diluted	$(1.15)	$(4.84)	$(0.93)	$(5.40)

Cash Dividends Declared	$—	$0.01	$—	$0.03

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(In thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Shares	Amount	Equity

Balance, January 1, 2010	16,500	$16,195	10,307,502	$103	$56,986	$—	$40,634	5,460,717	$(70,618)	$43,300
Comprehensive income:
Net loss							(3,817)			(3,817)
Reclassification of investment securities from held to maturity to available for sale, net of income taxes of $820						1,321				1,321
Change in unrealized gain/loss on Investment securities available for sale arising during the period, net of tax effect						(726)				(726)
Total comprehensive income (loss)										(3,222)
Preferred stock dividends accrued							(619)			(619)
Accretion of preferred stock discount		49					(49)			—
Cancellation of treasury stock			(5,460,717)	(55)	(30,190)		(40,373)	(5,460,717)	70,618	—

Balance, September 30, 2010	16,500	$16,244	4,846,785	$48	$26,796	$595	$(4,224)	—	$—	$39,459

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009

OPERATING ACTIVITIES:
Net loss	$(3,817)	$(25,666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	5,673	36,161
Provision for real estate losses	3,262	4,410
Deferred tax benefit	(1,953)	(15,945)
Deferred tax asset valuation allowance	1,765	3,166
Accretion of discounts on investment securities, net of premium amortization	(60)	(80)
Federal Home Loan Bank stock dividends	(8)	(10)
Loss on disposition of property and equipment	78	—
Loss on sale of repossessed assets	147	875
Gain on sale of investment securities	(1,148)	—
Deferred gains on real estate owned	—	(2)
Originations of loans held for sale	(26,672)	(34,988)
Proceeds from sales of loans held for sale	24,218	35,506
Gain on sale of loans originated to sell	(455)	(454)
Depreciation	1,061	1,118
Amortization of deferred loan costs	255	300
Stock compensation expense	—	1
Earnings on life insurance policies	(601)	(610)
Changes in operating assets and liabilities:
Accrued interest receivable	1,755	2,282
Prepaid expenses and other assets	2,352	296
Other liabilities	404	297
Net cash provided by operating activities	6,256	6,657

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(44,581)	(120,575)
Proceeds from maturities/calls of investment securities held to maturity	94,369	117,844
Purchases of investment securities available for sale	(5,955)	—
Proceeds from sales/maturities/calls of investment securities available for sale	15,932	—
Federal Home Loan Bank stock redeemed	2,080	1,178
Federal Home Loan Bank stock purchased	(522)	—
Loan participations purchased	(1,284)	(2,035)
Net loan repayments	61,191	16,522
Proceeds from sales of repossessed assets	7,021	1,679
Improvements to real estate owned	(494)	(152)
Purchases of office properties and equipment	(144)	(306)
Net cash provided by investing activities	127,613	14,155

FINANCING ACTIVITIES:
Net decrease in deposits	(55,250)	(14,011)
Repayment of advances from FHLB	(17,080)	(33,229)
Short-term FHLB advances, net	(24,000)	18,875
Net decrease in Federal Reserve Bank advances	—	(9,679)
Net decrease in advance payments by borrowers for taxes and insurance	(139)	(179)
Proceeds from issuance of preferred stock and related common stock warrant	—	16,500
Preferred dividends paid	—	(365)
Dividends paid, common shares	—	(145)
Net cash used in financing activities	(96,469)	(22,233)

Net increase (decrease) in cash and cash equivalents	37,400	(1,421)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH AND CASH EQUIVALENTS:
Beginning of period	$22,149	$9,367
End of period	$59,549	$7,946

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$7,924	$12,564
Income taxes	$38	$1,044

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$23,626	$14,086
Loans to facilitate sales of real estate owned and other noncash loan and REO activity	$9,054	$2,100
Investment securities purchased — not settled	$375	$—
Preferred stock dividends accrued, not paid	$619	$105

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

The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, contained in the Company’s 2009 Annual Report to Stockholders.

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

On April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the Office of Thrift Supervision (“OTS”) (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders impose certain operations restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions.  The Orders also require the Company and the Bank to take certain actions, including the submission to the OTS of capital plans and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s operations, earnings and profitability.  The Bank Order specifically requires the Bank to achieve and maintain, by December 31, 2010, a tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12.0% and maintain these higher ratios for as long as the Bank Order is in effect.  At September 30, 2010, the Bank’s core and total risk-based capital ratios were 6.10% and 10.54%.  Had the Bank been required to meet these capital requirements at September 30, 2010, it would have needed additional capital of approximately $12.0 million.

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

The Company and the Bank are subject to a regulatory order which prohibits the Company and the Bank from paying dividends on any of its stock, including the Series A Preferred Stock, without prior written non-objection of the OTS.  As a result, the Company elected to defer payment of its Series A Preferred Stock dividends beginning with the dividend payment that was due February 15, 2010.  However, the Company has continued to accrue these dividends and at September 30, 2010 dividends of approximately $724,000 were accrued in other liabilities on the consolidated statement of financial condition related to these dividend payments.  If the Company does not pay dividends payable on the Series A Preferred Stock for six or more periods, whether consecutive or not, the Purchase Agreement provides that the Company’s authorized number of directors will automatically be increased by two and the holders of the Series A Preferred Stock will have the right to elect these two directors.  These additional board seats will be terminated when the Company has paid all accrued and unpaid dividends for all past dividend periods.

Note 5 - Earnings per Common Share

The weighted average number of common shares used to calculate earnings per share for the periods ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic weighted - average common shares	4,846,785	4,846,785	4,846,785	4,846,785
Effect of dilutive securities	—	—	—	—
Diluted weighted - average common shares	4,846,785	4,846,785	4,846,785	4,846,785

The calculation of diluted earnings per share excludes 13,832 options outstanding for the three and nine months ended September 30, 2010 and 17,082 options outstanding for the three and nine months ended September 30, 2009, which were antidilutive. In addition, the calculation excludes the Warrant to purchase 321,847 shares of common stock outstanding for the three and nine month periods ended September 30, 2010 and 2009, which was antidilutive.

Note 6 — Investment Securities

Investment securities available for sale consisted of the following (in thousands) at September 30, 2010. The Bank did not have any available for sale investment securities at December 31, 2009.

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale
Municipal securities	$25,018	$562	$(39)	$25,541
U.S. Government and Agency obligations	52,331	451	(9)	52,773

Total	$77,349	$1,013	$(48)	$78,314

Investment securities held to maturity consisted of the following (in thousands) at December 31, 2009. The Bank did not have any held to maturity investment securities at September 30, 2010.

	December 31, 2009
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

The following tables summarize the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”) (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for Sale
Municipal securities	$349	$1	$1,859	$38	$2,208	$39
U.S. Government and Agency obligations	2,321	9	—	—	2,321	9

	$2,670	$10	$1,859	$38	$4,529	$48

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Held To Maturity
Municipal securities	$5,156	$92	$2,453	$177	$7,609	$269
U.S. Government and Agency obligations	100,142	2,908	2,888	113	103,030	3,021

	$105,298	$3,000	$5,341	$290	$110,639	$3,290

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

Securities available for sale consist of securities the Bank intends to hold for indefinite periods of time and not classified as securities held to maturity or trading securities.  Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in accumulated comprehensive income.  Premiums and discounts are recognized in interest income using the interest method over the period to maturity or call date if it is probable that the security will be called.  Declines in the fair value of individual available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  No such write-downs have occurred.

The Company has pledged investment securities with carrying values of approximately $37.7 million at September 30, 2010, and $59.5 million at December 31, 2009 as collateral for certain deposits in excess of $250,000.

The scheduled maturities of debt securities at September 30, 2010, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized	Fair
	Cost	Value

Within one year	$200	$201
Due from one year to five years	3,170	3,191
Due from five years to ten years	8,090	8,150
Due after ten years	65,889	66,772

Total	$77,349	$78,314

As of September 30, 2010 and December 31, 2009, investments with carrying values of approximately $76.0 million and $127.6 million, respectively, have call options held by the issuer, of which approximately $59.2 million and $99.2 million, respectively, are or were callable within one year.

During the third quarter of 2010, securities with a carrying value of $85.8 million and a market value of $87.9 million were transferred from held to maturity to available for sale.  Upon transfer, the securities were written up to market value and the resulting net unrealized gain was recognized as an increase to other comprehensive income of $1.3 million and an increase in the deferred tax liability of $820,000.  Management transferred the securities to the available for sale category in order to provide the ability to restructure the securities portfolio and to take advantage of current market conditions to realize gains in certain securities.

Sale activities of the Company’s investment securities available for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales proceeds	$15,932	$—	$15,932	$—

Gross realized gains	$1,148	$—	$1,148	$—
Gross realized losses	—	—	—	—
Net gains on investment securities	$1,148	$—	$1,148	$—

Note 7 — Impaired Loans

Impaired loans consisted of the following as of the dates indicated (in thousands):

	September 30, 2010			December 31, 2009
	Recorded Investment	Valuation Allowance(1)	Carrying Value	Recorded Investment	Valuation Allowance	Carrying Value
Nonaccrual loans with a valuation allowance	$31,088	$11,950	$19,138	$24,095	$7,476	$16,619
Nonaccrual loans without a valuation allowance	35,874	—	35,874	26,248	—	26,248
Total nonaccrual loans	66,962	11,950	55,012	50,343	7,476	42,867
Performing restructured loans (2)	4,657	—	4,657	4,609	—	4,609
Other impaired loans (3)	1,090	—	1,090	6,334	—	6,334
Total impaired loans	$72,709	$11,950	$60,759	$61,286	$7,476	$53,810

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Average investment in impaired loans	$57,323	$48,609

Interest income recognized on impaired loans	$1,552	$1,747

Interest based on original terms	$3,033	$4,355

Interest income recognized on a cash basis on impaired loans	$197	$128

(1)

During the quarter ended September 30, 2010, the Bank recognized $2.1 million of impairment relating to a $3.4 million multi-family loan that was impaired as of December 31, 2009 but not reflected as an impaired loan in the December 31, 2009 disclosure.  As of September 30, 2010, there was also a $510,000 land development loan that was impaired as of December 31, 2009 but not reflected as an impaired loan in the December 31, 2009 disclosure.  As of December 31, 2009 there was no estimated impairment loss associated with this loan. The Bank evaluated the effect of these impaired loans and related impairment loss on the allowance for loan losses as of December 31, 2009, and concluded the net impact was immaterial; accordingly, prior periods will not be restated.

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

(3)

Other impaired loans generally include loans for which there may be doubt about the ultimate timing of collection of principal and interest compared to the original terms of the note but where the payment history has been satisfactory and collateral coverage is estimated to be adequate to pay principal and interest in full. Total accrued interest for these loans was $5,000 at September 30, 2010, and $52,000 at December 31, 2009.

Note 8 — Allowances for Loan and Real Estate Losses

A summary of the activity in the allowances for loan and real estate losses is as follows for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$31,553	$5,698	$11,924	$—

Provisions for estimated losses	5,557	2,121	30,196	3,694
Recoveries	90	—	64	—
Losses charged off	(2,156)	(377)	(812)	(211)

Balance—end of period	$35,044	$7,442	$41,372	$3,483

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$32,908	$5,543	$6,441	$—

Provisions for estimated losses	5,673	3,262	36,161	4,410
Recoveries	222	—	819	—
Losses charged off	(3,759)	(1,363)	(2,049)	(927)

Balance—end of period	$35,044	$7,442	$41,372	$3,483

The allowance for loan losses as of September 30, 2010 and 2009 includes general valuation allowances of $23.0 million and $21.1 million, respectively, and specific valuation allowances of $12.0 million and $20.3 million, respectively.  General valuation allowances increased from $3.5 million at December 31, 2008 to $21.1 million at September 30, 2009 and specific valuation allowances increased from $2.9 million at December 31, 2008 to $20.3 million at September 30, 2009, which is reflected in the large provisions for loan losses in the 2009 comparison periods.  General valuation allowances decreased from $25.4 million at December 31, 2009 to $23.1 million at September 30, 2010 and specific valuation allowances increased from $7.5 million at December 31, 2009 to $12.0 million at September 30, 2010.  The general valuation allowance as a percentage of loans receivable, net of specific valuation allowances, was ..60% at December 31, 2008, 3.96% at September 30, 2009, and 5.41% at September 30, 2010.  The increase in general valuation allowances since December 31, 2008, was due to an increase in nonperforming loans and an increase in net charge-offs, with such increases being larger in 2009 than 2010.

Note 9 — Income Taxes

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2010	September 30, 2009

Income tax provision (benefit):
Current:
Federal	$—	$999
State	—	10
Total current	—	1,009

Deferred:
Federal	(1,700)	(13,247)
State	(253)	(2,698)
Valuation allowance	1,765	3,166
Total deferred	(188)	(12,779)

Total	$(188)	$(11,770)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2010		2009

Taxes at statutory rate	$(1,327)	34.0%	$(12,728)	34.0%
Increase (decrease) resulting from:
State income tax—net	(167)	4.3	(1,748)	4.7
Valuation allowance	1,765	(45.2)	3,166	(8.5)
Earnings on life insurance policies	(204)	5.2	(207)	0.5
Nontaxable investments	(258)	6.6	(231)	0.6
Other—net	3	(0.1)	(22)	0.1

Total	$(188)	4.8%	$(11,770)	31.4%

The Company’s net deferred tax liability account was comprised of the following (in thousands):

	September 30, 2010	December 31, 2009

Deferred tax assets:
Allowance for loan losses	$11,382	$11,054
Real estate owned	4,088	3,426
NOL carryovers	5,058	4,432
Other	244	190
Total deferred tax assets	20,772	19,102
Valuation allowance	(19,889)	(18,124)
Deferred tax asset, net of valuation allowance	883	978

Deferred tax liabilities:
Office properties	(880)	(928)
Available for sale securities	(370)	—
Federal Home Loan Bank stock	(131)	(300)
Pension plan contribution	—	(94)
Prepaid expenses	(158)	(130)
Total deferred tax liabilities	(1,539)	(1,452)

Deferred tax liability, net	$(656)	$(474)

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at September 30, 2010. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether, based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.  The carryback and carryforward periods for federal tax are two years and twenty years, respectively.  The state tax carryforward period is five years with no carryback period allowed.

As part of its analysis, the Company considered the following positive evidence:

•                  The Company has a long history of earnings profitability.

•                  The Company is projecting future taxable income sufficient to utilize net operating loss carryforwards prior to expiration.

•                  Future reversals of certain deferred tax liabilities.

As part of its analysis, the Company considered the following negative evidence:

•                  The Company recorded a net loss in 2009 and 2010.

•                  The Company did not meet its financial goals in 2009 or 2010.

•                  The Company may not meet its projections concerning future taxable income.

At September 30, 2010, we determined that a valuation allowance relating to both the federal and state portion of our deferred tax asset was necessary. This determination for the state deferred tax asset was based largely on the negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $16.2 million and $3.7 million at September 30, 2010 were recorded for a portion of the federal deferred tax asset and all of the state deferred tax asset, respectively.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at September 30, 2010 and December 31, 2009. Payment of dividends to shareholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

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

Note 10 — Accumulated Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as separate components of the equity section of the balance sheet, such items, along with net income (loss) are components of comprehensive income (loss).

The components of other comprehensive income and related tax effects are as follows (in thousands):

	September 30, 2010	December 31, 2009

Net unrealized losses on available for sale securities arising during the period	$(29)	$—
Less: reclassification adjustment for gains realized in income	(1,148)	—
Change in unrealized gain/loss on investment securities available for sale arising during the period	(1,177)	—
Tax effect	451	—
Change in unrealized gain/loss on investment securities available for sale arising during the period, net of tax effect	$(726)	$—

Note 11 — Fair Value Measurement

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

Financial instruments are broken down as follows by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, due to an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at September 30, 2010, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the category of Recurring Level 3 securities at or for the nine months ended September 30, 2010.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at September 30, 2010 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Impaired loans recorded at fair value with partial charge-offs and specific valuation allowances were $19.6 million net of specific valuation allowances of $12.0 million at September 30, 2010.

Real Estate Owned, net (“REO”)

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  REO at September 30, 2010 was $39.9 million. During the nine months ended September 30, 2010, charge-offs to the allowance for loan losses related to loans that were transferred to REO were $2.0 on transfers to REO of $25.4 million.  Write downs related to REO that were charged to expense were $3.3 million for the nine months ended September 30, 2010.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring and non-recurring basis at September 30, 2010:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Available for sale investment securities:
Municipal securities	$25,541	$—	$25,541	$—
U.S. Government agency securities	52,773	—	52,773	—
Total recurring	$78,314	$—	$78,314	$—

Non-recurring:
Impaired loans (1)	$20,923	$—	$—	$20,923
REO, net (1)	41,510	—	—	41,510
Total non-recurring	$62,433	$—	$—	$62,433

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

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$59,549	$59,549	$22,149	$22,149
Investment securities - held to maturity	—	—	135,531	132,509
Investment securities - available for sale	78,314	78,314	—	—
Federal Home Loan Bank stock	1,575	1,575	3,125	3,125
Loans receivable - net	401,135	404,364	481,542	483,127
Loans held for sale	3,921	3,921	1,012	1,012
Cash surrender value of life insurance	21,827	21,827	21,226	21,226
Accrued interest receivable	2,474	2,474	4,229	4,229

LIABILITIES:
Deposits:
Checking, money market and savings accounts	197,351	197,351	245,287	245,287
Certificates of deposit	372,023	375,568	379,337	383,187
Other borrowings	18,466	19,079	59,546	60,203
Accrued interest payable	306	306	474	474
Advance payments by borrowers for taxes and insurance	556	556	695	695

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 12 — Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

						To be Categorized
						as Adequately
						Capitalized Under
			For Capital			Prompt Corrective			Required Per
	Actual		Adequacy Purposes			Action Provisions			Bank Order
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount		Ratio

As of September 30, 2010:

Tangible Capital to Tangible Assets	$38,469	6.10%	$9,465	1.50%		N/A	N/A		N/A		N/A

Core Capital to Adjusted Tangible Assets	38,469	6.10%	25,241	4.00%		$25,241	4.00%		$50,482	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	43,893	10.54%	33,306	8.00%		33,306	8.00%		49,959	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	38,469	9.24%	N/A	N/A		16,653	4.00%		N/A		N/A

As of December 31, 2009:

Tangible Capital to Tangible Assets	$42,042	5.75%	$10,965	1.50%		N/A	N/A		N/A		N/A

Core Capital to Adjusted Tangible Assets	42,042	5.75%	36,550	5.00	%(2)	$36,550	5.00	%(2)	N/A		N/A

Total Capital to Risk-Weighted Assets	48,344	9.97%	48,512	10.00	%(2)	48,512	10.00	%(2)	N/A		N/A

Tier I Capital to Risk-Weighted Assets	42,042	8.67%	N/A	N/A		19,405	4.00%		N/A		N/A

(1)          The Bank Order states that no later than December 31, 2010, the Bank shall achieve and maintain a Tier 1 (Core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12%.  The required amounts presented reflect these ratios.

(2)          The Bank had agreed with the OTS to maintain a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%.  This agreement was in effect at December 31, 2009, but was superseded by the Bank Order.

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

Dividend Restrictions.  The principal source of the Company’s revenues is dividends from the Bank.  The Company’s ability to pay dividends to our shareholders depends to a large extent upon the dividends we receive from the Bank.  On November 19, 2009, the OTS issued written directives to the Company and the Bank which require the Company and the Bank to obtain prior written non-objection of the OTS in order to make or declare any dividends or payments on their outstanding securities.  Neither the Company nor the Bank have the present intention or ability to declare any dividends or payments on their outstanding securities.

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

First Federal’s lending focus has traditionally been on permanent residential real estate.  However, between 2003 and 2005, an increased emphasis was placed on commercial real estate lending and construction lending based on opportunities in Washington and Benton counties.  Beginning in late 2005, we reduced our focus on construction lending due to an oversupply of homes and lots in Northwest Arkansas.  While oversupply continues to be a significant issue, the market in Northwest Arkansas continues to outperform the national and state economies with lower unemployment and continued population growth. Washington and Benton County are the headquarters of the state’s two largest employers, Wal-Mart and Tyson Foods.  These employers attract suppliers who establish offices in the area and create jobs, fostering demand for housing and office space.  As of September 2010, unemployment in the Fayetteville/Springdale/Rogers metro area was 6.1% (not seasonally adjusted), compared to the Arkansas rate of 7.7% and the U.S. rate of 9.6%, both seasonally adjusted.

Certificates of deposit continue to comprise the majority of our deposit accounts.  However, in recent years, increased emphasis has been placed on growth in checking accounts.   The Bank focused its marketing efforts to increase checking accounts by offering a checking product which has a higher interest rate than the Bank’s other checking account products. To earn the maximum rate under the new product, customers must qualify based on usage of electronic banking services such as debit card transactions, e-statements, and direct deposits or automatic payments. The Bank will continue to promote checking accounts as they provide low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

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

Noninterest income is generated primarily through deposit account fee income, profit on sale of loans and investment securities, loan fee income, and earnings on life insurance policies.

Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, real estate owned expense, and other operating expense.

Like many banks, First Federal Bank’s greatest challenge in this economic environment is reducing the level of nonperforming assets and managing both interest rate risk and asset quality.  We strive to maintain the asset quality of our loan portfolio at acceptable levels through sound underwriting procedures, including the use of credit scoring, a thorough loan review function and active collection procedures for delinquent loans.  In the event of repossession, we attempt to promptly and efficiently liquidate real estate, automobiles and other forms of collateral.  Despite these efforts, we have experienced a significant increase in nonperforming assets, primarily due to the housing market oversupply in Northwest Arkansas as well as the downturn in the general economy.  We attempt to work with troubled borrowers to return their loans to performing status where possible. However, given current market conditions, the trend of increasing nonperforming assets may continue for the foreseeable future.  Both the board of directors and senior management place a high priority on reducing our nonperforming assets and managing asset quality.

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

In addition, the Bank’s regulatory burden continues to increase.  The U.S. Congress recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which will change our primary regulator and may, among other things, restrict or increase the regulation of certain of our business activities and increase the cost of doing business. At this time we cannot determine the ultimate effect the Dodd-Frank Act, or subsequent implementing regulations, will have upon our earnings and financial position.  Key provisions of the legislation include (1) establishment of a Financial Stability Oversight Council to identify, monitor and address systemic risks posed by large, complex financial firms as well as products and activities that spread risk across firms; (2) a new orderly liquidation mechanism; (3) changes in bank regulatory structure, including merging our primary regulator, the OTS, with the Office of Comptroller of Currency within 12 months of enactment (subject to a six month extension); (4) regulation of investment advisers to private funds; (5) regulation of the insurance industry; (6) prohibitions on proprietary trading and certain relationships with hedge funds and private equity funds; (7) regulation of over-the-counter derivatives markets; (8) a possible new fiduciary standard for investment advisers to retail customers; (9) regulation of credit rating agencies; (10) establishment of an independent Consumer Financial Protection Bureau; (11) changes to the Federal Reserve System; (12) mortgage reform; (13) creation of a Financial Crisis Assessment Fund; and (14) establishment of new rules regarding executive compensation.  The Dodd-Frank Act also amended the Electronic Funds Transfer Act to authorize the Federal Reserve Bank to issue regulations regarding any interchange transaction fee that an issuer may receive or charge for an electronic debit transaction (a transaction in which a person uses a debit card). The amount of any interchange transaction fee that an issuer may receive or charge with respect to an electronic debit transaction must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.

Corporate Overview and Strategic Initiatives

Overview.  As a community-oriented financial institution serving the borrowing and deposit needs of its primary market area of Northcentral and Northwest Arkansas, the Bank’s loan portfolio grew as a reflection of the economic strength and expansion of its primary market area.  Between December 31, 2002 and December 31, 2005, the Bank’s loan portfolio grew from $507.0 million to $790.6 million, primarily as a result of increased construction, commercial real estate, and land lending. However, beginning in late 2005, the Bank began to note an oversupply of homes and lots in the Northwest Arkansas market and limited its construction loan activity.  Construction loan originations dropped from $195.8 million in 2005 to $93.6 million in 2006, $39.0 million in 2007, $15.1 million in 2008, and $12.5 million in 2009.  This oversupply, the recession that began in 2007, and the slow economic recovery resulted in an increase in nonperforming assets, which amounted to $94.9 million or 15.01% of total assets at September 30, 2010 compared to $78.0 million or 10.67% of total assets at December 31, 2009.  As discussed further below, management has taken various actions to address its operational issues and will continue to devote substantial resources toward the resolution of all delinquent and nonperforming assets.

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

•                  By April 1, 2010, the Bank shall engage a qualified independent consultant to perform an on-site internal asset review and analyses of the assets on the Bank’s books as of December 31, 2009, including: (i) all non-owner occupied mortgage loans exceeding two hundred fifty thousand dollars ($250,000); (ii) all other nonhomogeneous loans exceeding five hundred thousand dollars ($500,000); and (iii) all homogeneous loans designated as special mention or watch exceeding five hundred thousand dollars ($500,000). The review shall be completed by May 31, 2010 and the Bank shall submit the consultant’s report to the OTS by June 30, 2010.  The Bank has engaged a qualified independent consultant to meet this requirement and the report has been submitted to the OTS as required.

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

During 2009 and continuing into 2010, the Company reviewed all aspects of its cost structure and implemented the following cost saving measures:

•                       Reductions in compensation and benefits by

•                  Decreasing executive and senior management salaries,

•                  reducing director fees,

•                  reducing staffing levels,

•                  eliminating Company’s 401(k) match,

•                  freezing the pension plan,

•                  suspending pay increases and bonuses;

•                       Reductions in discretionary expenses such as travel and entertainment, professional education and contributions;

•                       Reductions in advertising and public relations costs;

•                       Reductions in third-party contract provider costs; and

•                       Closed two branch locations in September and October 2010.

In order to complement the cost saving of the actions described above and to provide the Company with greater operational flexibility, the Company has taken the following actions:

•                       Significantly reduced lending, particularly construction and land loans;

•                       Increased liquidity;

•                       Suspended cash dividends on common and preferred stock.

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

•                       During the second and third quarter 2010, utilized the services of an experienced former bank regulator to assess the Bank’s credit risk and loan review function and;

•                       Hired an Appraisal Review Officer.

The Company intends to continue to proactively address the challenges presented by the economy.  The Company will continue to focus on the following primary objectives:

•                       Addressing and resolving problem assets;

•                       Further reducing costs to achieve greater efficiency;

•                       Addressing and complying with all terms and conditions of the Orders; and

•                       Raising capital.

The Orders require the Company and the Bank to, among other things, submit a capital plan to the OTS to preserve and enhance the capital of the Company and the Bank.  In addition, the Bank Order requires the Bank to achieve and maintain a tier one core capital ratio and a total risk-based capital ratio of at least 8% and 12%, respectively, by December 31, 2010.  Had the Bank been required to meet these capital requirements at September 30, 2010, it would have needed additional capital of approximately $12.0 million.  While the Company will consider all strategic alternatives available to it, including the reduction of assets, the Company currently plans to raise capital to comply with the Orders.

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between September 30, 2010 and December 31, 2009 are presented in the following table (dollars in thousands).  Material changes between the periods are discussed in the sections which follow the table.

	September 30,	December 31,	Increase	Percentage
	2010	2009	(Decrease)	Change
ASSETS
Cash and cash equivalents	$59,549	$22,149	$37,400	168.9%
Investment securities held to maturity	—	135,531	(135,531)	(100.0)
Investment securities available for sale	78,314	—	78,314	—
Federal Home Loan Bank stock	1,575	3,125	(1,550)	(49.6)
Loans receivable, net	401,135	481,542	(80,407)	(16.7)
Loans held for sale	3,921	1,012	2,909	287.5
Accrued interest receivable	2,474	4,229	(1,755)	(41.5)
Real estate owned, net	39,882	35,155	4,727	13.5
Office properties and equipment, net	22,572	23,567	(995)	(4.2)
Prepaid expenses and other assets	22,918	24,760	(1,842)	(7.4)

TOTAL	$632,340	$731,070	$(98,730)	(13.5)%

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$569,374	$624,624	$(55,250)	(8.9)%
Other borrowings	18,466	59,546	(41,080)	(69.0)
Other liabilities	5,041	3,600	1,441	40.0

Total liabilities	592,881	687,770	(94,889)	(13.8)

STOCKHOLDERS’ EQUITY	39,459	43,300	(3,841)	(8.9)

TOTAL	$632,340	$731,070	$(98,730)	(13.5)%

BOOK VALUE PER COMMON SHARE	$4.79	$5.59

COMMON EQUITY TO ASSETS	3.7%	3.7%

TOTAL EQUITY TO ASSETS	6.2%	5.9%

Loans Receivable.  Changes in loan composition between September 30, 2010 and December 31, 2009 are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase
	2010	2009	(Decrease)	% Change

One- to four-family residences	$223,630	$235,990	$(12,360)	(5.2)%
Home equity lines of credit and second mortgage	19,491	27,022	(7,531)	(27.9)
Multifamily	25,672	25,368	304	1.2
Commercial real estate	97,651	107,237	(9,586)	(8.9)
Land	28,045	41,405	(13,360)	(32.3)
Construction:
One- to four-family residences	2,449	7,102	(4,653)	(65.5)
Speculative one-to four-family residences	1,879	8,849	(6,970)	(78.8)
Multifamily	10,888	14,178	(3,290)	(23.2)
Commercial real estate	2,111	9,717	(7,606)	(78.3)
Land development	3,914	9,449	(5,535)	(58.6)
Total construction loans	21,241	49,295	(28,054)	(56.9)
Total mortgage loans	415,730	486,317	(70,587)	(14.5)

Commercial	10,402	14,575	(4,173)	(28.6)

Automobile	4,546	6,810	(2,264)	(33.2)
Other	8,375	11,052	(2,677)	(24.2)
Total consumer	12,921	17,862	(4,941)	(27.7)

Total loans receivable	439,053	518,754	(79,701)	(15.4)

Undisbursed loan funds	(2,681)	(4,327)	1,646	(38.0)
Deferred loan costs (fees) — net	(193)	23	(216)	(939.1)
Allowance for loan losses (1)	(35,044)	(32,908)	(2,136)	6.5

Loans receivable, net	$401,135	$481,542	$(80,407)	(16.7)%

(1)          The allowance for loan losses at September 30, 2010 and December 31, 2009, is comprised of specific valuation allowances of $12.0 million and $7.5 million, respectively, and general valuation allowances of $23.0 million and $25.4 million, respectively.

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

	September 30, 2010		December 31, 2009		Increase
	Net	% Assets	Net	% Assets	(Decrease)
Nonaccrual Loans:
One- to four-family residential	$25,084	3.97%	$11,941	1.63%	$13,143
Home equity and second mortgage	1,295	0.20	1,174	0.16	121
Speculative one- to four-family construction	192	0.03	1,081	0.15	(889)
Multifamily residential	5,344	0.85	1,431	0.20	3,913
Land development	1,562	0.25	6,144	0.84	(4,582)
Land	7,987	1.26	13,709	1.88	(5,722)
Commercial real estate	12,715	2.01	6,795	0.93	5,920
Commercial loans	795	0.12	463	0.06	332
Consumer loans	38	0.01	129	0.01	(91)

Total nonaccrual loans	55,012	8.70%	42,867	5.86%	12,145
Accruing loans 90 days or more past due	—	—	—	—	—
Real estate owned	39,882	6.31	35,155	4.81	4,727

Total nonperforming assets	94,894	15.01	78,022	10.67	16,872
Performing restructured loans	4,657	0.73	4,609	0.63	48

Total nonperforming assets and performing restructured loans (1)	$99,551	15.74%	$82,631	11.30%	$16,920

(1) The table above does not include substandard impaired loans of $1.1 million and $6.3 million as of September 30, 2010 and December 31, 2009, respectively.  These impaired loans generally include loans for which there may be doubt about the ultimate timing of collection of principal and interest compared to the original terms of the note but where the payment history has been satisfactory and collateral coverage is estimated to be adequate to pay principal and interest in full.  See Note 7 to the unaudited condensed consolidated financial statements.  The table also does not include substandard loans which were judged not to be impaired totaling $24.3 million and $37.3 million at September 30, 2010 and December 31, 2009, respectively.

The composition of nonaccrual loans by status was as follows (dollars in thousands):

	September 30, 2010		December 31, 2009		Increase (Decrease)
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance

Bankruptcy or foreclosure	95	$11,986	85	$22,670	10	$(10,684)
Over 90 days past due	17	3,486	32	3,150	(15)	336
30-89 days past due	35	11,068	13	3,564	22	7,504
Not delinquent	171	28,472	44	13,483	127	14,989
	318	$55,012	174	$42,867	144	$12,145

As illustrated in the table above, loans in bankruptcy or foreclosure are down compared to December 31, 2009 and loans over 90 days past due have held relatively steady.  The largest components of the increase in nonaccrual loans are in loans 30 to 89 days past due and loans that were not delinquent at the end of the period.  Such loans increased by $22.5 million representing 149 loans. Many of these loans have not experienced a history of past due payments but have other indicators that they should be considered for nonaccrual status such as marginal or negative debt service coverage ratios, lack of liquid cash reserves, deteriorating credit scores, declining financial position or operating results, or speculative projects that did not sell as planned that do not have adequate guarantor support.

The table below reflects the payment terms for nonaccrual loans that were not past due as of the periods indicated (dollars in thousands):

	September 30, 2010		December 31, 2009		Increase (Decrease)
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance

Monthly principal and interest	136	$24,294	18	$2,221	118	$22,073
Interest only	25	3,004	9	1,461	16	1,543
Term due	9	784	13	7,303	(4)	(6,519)
Other	1	390	4	2,498	(3)	(2,108)
	171	$28,472	44	$13,483	127	$14,989

The increase in net nonaccrual loans from $42.9 million at December 31, 2009 to $55.0 million at September 30, 2010 was primarily related to increases in nonaccrual single family residential loans, nonaccrual multifamily residential loans and nonaccrual commercial real estate loans, offset by decreases in nonaccrual land and land development loans. The increase in nonaccrual single family loans was due to a $12.2 million increase in nonaccrual nonowner-occupied single family loans.  At December 31, 2009, there were 32 such loans totaling $4.9 million compared to 113 such loans totaling $17.1 million at September 30, 2010.  The increase in nonaccrual multifamily loans was primarily due to two loans totaling $3.7 million.  The increase in nonaccrual commercial real estate loans was primarily related to two borrowers.  The first relationship totaled $2.8 million and is collateralized by retail store buildings in the Mountain Home area.  The second totaled $1.3 million and is collateralized by an office building in Northwest Arkansas.  Nonaccrual multifamily, land development, land and commercial real estate loans comprise over 50% of nonaccrual loans at September 30, 2010. Loans in these categories with balances in excess of $1.0 million at September 30, 2010 are listed in the table below (in thousands).

	Location	Date to Nonaccrual	Comments	Loan Balance	Specific Valuation Allowance	Net of SVA	Valuation Date	Source

Multifamily
30-unit completed apartment complex	Fayetteville, AR	3Q2010	(A)	$3,357	$2,050	$1,307	January 2010	(K)
29 completed condominium units	Fayetteville, AR	3Q2010	(B)	3,340	926	2,414	June 2010	(K)
24-unit apartment complex, under construction	Fayetteville, AR	4Q2009	(C)	1,680	453	1,227	May 2010	(K)
Other - 3 loans under $500,000 each				418	22	396
				$8,795	$3,451	$5,344

Land Development
40 acres, proposed residential subdivision	Farmington, AR	3Q2009	(D)	$1,060	$148	$912	June 2010	(J)
Other — 3 loans under $500,000 each				752	102	650
				$1,812	$250	$1,562
Land
96 developed single family lots	Fayetteville, AR	2Q2010	(E)	$2,358	$—	$2,358	July 2010	(J)
35 acres, proposed residential subdivision	Fayetteville, AR	3Q2009	(D)	3,447	2,340	1,107	September 2010	(K)
Other - 32 loans under $1 million each				5,261	739	4,522
				$11,066	$3,079	$7,987

Commercial Real Estate
5,980-square foot retail property	Fayetteville, AR	4Q2009	(F)	$2,626	$326	$2,300	April 2010	(K)
15-unit strip mall development, under construction	Farmington, AR	3Q2009	(G)	1,822	1,086	736	June 2010	(K)
42,267-square feet retail/office space	Mtn Home, AR	2Q2010	(H)	2,766	—	2,766	April 2010	(K)
9,551-square foot office building	Bentonville, AR	2Q2010	(I)	1,309	—	1,309	May 2010	(K)
Other - 24 loans under $1 million each				6,286	682	$5,604
				$14,809	$2,094	$12,715

(A) -

This property is currently 100% occupied.  The loan was placed on nonaccrual status due to the borrowers’ bankruptcy filing.  The ownership of the LLC that owns the collateral property was transferred to a third party who is managing the property and making the loan payments.  This party is not a signer on the loan nor a legal guarantor.  The loan was not past due at September 30, 2010.

(B) -

This loan was originated as a speculative condo project.  The housing market declined after origination and the borrower was not able to sell the condos as quickly as planned. The borrower is continuing to market the condos for sale but has rented them to provide cash flow for debt service to supplement the proceeds received from sales.  The loan was not past due at September 30, 2010.

(C) -

The borrower is working to complete the construction and begin leasing the units. The loan matures November 30, 2010.  The loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio.

(D) -	These two loans are related to the same borrower. These loans have matured and have been sent to legal counsel for collection/foreclosure.
(E) -

The property underlying this loan was foreclosed by the Bank and purchased at foreclosure by the borrower. The loan will be maintained on nonaccrual status until a pattern of performance is established.

(F) -	This loan was placed on nonaccrual status due to borrower’s global cash flow. The borrower is continuing to make payments and at September 30, 2010 was sixty days past due.
(G) -	This loan was placed on nonaccrual status due to borrower’s global cash flow. The borrower is attempting to sell the property.
(H) -	This loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio. The loan was 30 days past due at September 30, 2010.
(I) -	This loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio. The loan was less than 30 days past due at September 30, 2010.
(J) -	This valuation is based on discounted cash flow analysis.
(K) -	This valuation is based on an appraisal.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated.

	September 30, 2010	December 31, 2009	Increase (Decrease)	Percentage Change
	(Dollars in Thousands)
Real estate owned
One- to four-family residential	$7,692	$10,216	$(2,524)	(24.7)%
Speculative one- to four-family construction(1)	545	3,186	(2,641)	(82.9)
Multifamily	—	545	(545)	(100.0)
Land(2)	24,714	13,952	10,762	77.1
Commercial real estate	6,931	7,256	(325)	(4.5)
Total real estate owned	$39,882	$35,155	$4,727	13.5%

(1)          At September 30, 2010, all of these properties were 100% complete.

(2)          At September 30, 2010, $8.7 million of the land balance represented 397 developed subdivision lots and $2.5 million represented 4 unimproved commercial lots. The remaining $13.5 million consisted of raw land.

The land component of real estate owned is made up of the following at September 30, 2010 (in thousands):

	Location	Date to real estate owned	Balance	Valuation Date	Source

Land
35 developed single family lots	Pea Ridge, AR	12/30/2008	$329	8/14/2010	(1)
48 developed single family lots	Elm Springs, AR	10/21/2008	1,109	8/27/2010	(1)
110 developed single family lots	Springdale, AR	4/17/2008	3,055	8/31/2010	(1)
59 developed single family lots	Lowell, AR	5/30/2008	1,525	8/22/2010	(1)
42 developed single family lots	Cave Springs, AR	6/21/2010	900	8/4/2010	(1)
49 developed single family lots	Fayetteville, AR	8/17/2010	770	9/10/2010	(1)
79.7 acres for future residential development	Fayetteville, AR	4/7/2010	2,149	9/1/2010	(2)
24.0 acres for future residential development	Lowell, AR	4/19/2010	1,704	8/12/2010	(2)
30.7 acres for future residential development	Lowell, AR	5/30/2008	1,222	8/12/2010	(2)
63.3 acres for future residential development	Elm Springs, AR	10/21/2008	827	8/27/2010	(2)
26.6 acres for future residential development	Fayetteville, AR	8/17/2010	2,879	9/10/2010	(2)
59.9 acres for future residential development	Fayetteville, AR	8/17/2010	1,228	9/2/2010	(2)
18.6 acres raw land	Springdale, AR	7/15/10	1,089	9/13/2010	(2)
10.0 acres for future commercial development	Springdale, AR	7/15/10	939	9/13/2010	(2)
15 developed residential lots	Fayetteville, AR	5/25/2010	417	7/28/2010	(2)
10 developed single family lots	Farmington, AR	7/2/2009	453	5/27/2010	(2)
1 unimproved commercial lot	Rogers, AR	10/29/2009	1,871	8/27/2010	(2)
3 unimproved commercial lots	Springdale, AR	11/19/2009	663	7/26/2010	(1)
Other - 36 properties			1,585
			$24,714

(1) — This valuation is based on discounted cash flow.

(2) — This valuation is based on comparable sales.

The Bank is diligently working to dispose of its REO and has several team members dedicated to this effort, including an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, market research reports, and our own market evaluations to make pricing and selling decisions.  The Bank’s Chief Lending Officer, loan officers, credit manager, special assets officer, and team members in the collections department all work together in this endeavor.   The Bank’s goal is to liquidate these properties in an orderly and efficient manner without incurring extraordinary losses due to quick sale pricing.  During the nine months ended September 30, 2010, the Bank’s net sales proceeds from REO sales were $15.7 million, which included $5.3 million of loans to facilitate the sales of REO.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At September 30, 2010, the Bank had $124.8 million of classified assets, all of which were classified as substandard, including $55.0 million of nonaccrual loans and $39.9 million of real estate owned.  Substandard loans include $29.9 million of loans with accrued interest of $154,000 not included in the nonperforming assets table.  Such loans have been reviewed and determined not to be impaired or if impaired, were estimated to have no loss.  As a result, such loans remained on accrual status at September 30, 2010.

Potential Problem Loans.   At September 30, 2010, the Bank had $27.9 million of assets with accrued interest of $217,000 designated as special mention. Special mention assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.   There are six relationships exceeding $1 million designated as special mention totaling $17.6 million with accrued interest of $156,000.

Delinquent Loans.  The following table represents loans past due 30 — 89 days not on nonaccrual status as of September 30, 2010 and December 31, 2009 (in thousands).  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	September 30, 2010	December 31, 2009
One- to four-family residential	$1,256	$2,759
Home equity and second mortgage	410	201
Speculative one- to four-family construction	13	—
Land	141	1,156
Commercial real estate	1,557	974
Commercial loans	86	1,668
Consumer loans	143	118
	$3,606	$6,876
Number of loans	54	74
Percentage of Portfolio	0.82%	1.33%

Past due loans not on nonaccrual status are down since December 31, 2009 primarily due to delinquent loans paid current or paid off of $4.0 million and charge-offs or transfers to REO of $2.6 million, offset by new delinquent loans of $3.4 million.   New delinquent loans consist primarily of 17 single family residential loans totaling $1.1 million and four commercial real estate loans totaling $1.6 million.

Allowance for Loan Losses.  A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$31,553	$11,924	$32,908	$6,441
Provisions for estimated losses	5,557	30,196	5,673	36,161
Recoveries	90	64	222	819
Losses charged off	(2,156)	(812)	(3,759)	(2,049)
Balance at end of period	$35,044	$41,372	$35,044	$41,372

A summary of the activity in the allowance for losses by category for the nine months ended September 30, 2010 is presented below (in thousands):

	December 31, 2009	Charge-offs (1)	Recoveries	Change in SVA	Change in GVA	September 30, 2010
One- to four-family residential	$4,436	$1,057	$38	$504	$2,286	$6,207
Home equity and second mortgage	1,688	393	4	89	72	1,460
Speculative one- to four-family construction	884	—	1	(5)	(584)	296
Multifamily residential	3,915	789	2	2,905	2,284	8,317
Land development	1,181	140	—	179	(174)	1,046
Land	8,589	669	52	(844)	(1,310)	5,818
Commercial real estate	9,077	199	1	385	(1,676)	7,588
Commercial loans	2,578	165	31	1,104	79	3,627
Consumer loans	560	347	93	157	222	685
	$32,908	$3,759	$222	$4,474	$1,199	$35,044

(1)          As noted in the table above, charge-offs for the nine months ended September 30, 2010, were $3.8 million.  At September 30, 2010, specific valuation allowances were $12.0 million.  Due to the level of specific valuation allowances, we expect charge-offs to increase in future periods.

The composition of the allowance for loan losses by component and category as of September 30, 2010 and December 31, 2009 is presented below (in thousands):

	September 30, 2010			December 31, 2009
	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio
One- to four-family residential	$909	$5,298	2.35%	$405	$4,031	1.66%
Home equity and second mortgage	393	1,067	5.59	305	1,384	5.18
Speculative one- to four-family construction	115	181	10.26	120	764	8.75
Multifamily residential	3,451	4,866	14.70	547	3,368	8.09
Land development	250	796	21.72	70	1,110	11.83
Land	3,079	2,739	10.97	3,923	4,665	12.45
Commercial real estate	2,094	5,494	5.63	1,708	7,368	6.54
Commercial loans	1,396	2,231	24.77	291	2,286	16.00
Consumer loans	263	422	3.33	107	456	2.57
	$11,950	$23,094	5.41%	$7,476	$25,432	4.97%
GVA as % of nonperforming loans			41.98%			59.33%

Changes in the composition of the allowance for loan losses between September 30, 2010 and December 31, 2009 are presented in the following table (in thousands):

	September 30,	December 31,	Increase
	2010	2009	(Decrease)
General	$23,094	$25,432	$(2,338)
Specific	11,950	7,476	4,474
	$35,044	$32,908	$2,136

The general component of the allowance for loan losses decreased primarily due to a decrease in loan balances offset by increases in certain loss rates.  The specific component of the allowance for loan losses increased primarily due to allowances established since December 31, 2009 on multifamily loans and commercial loans.  See “Asset Quality.”

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

Although we consider the allowance for loan losses of approximately $35.0 million, which consists of a general valuation allowance of $23.0 million and a specific valuation allowance of $12.0 million, adequate to cover losses inherent in our loan portfolio at September 30, 2010, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.  Either of these occurrences could materially and adversely affect our financial condition and results of operations.

Investment Securities.  Changes in the composition of investment securities between September 30, 2010 and December 31, 2009 are presented in the following table (in thousands).

	September 30,	December 31,	Increase
	2010	2009	(Decrease)
Available for sale investments:
U.S. Government and agency obligations	$52,773	$—	$52,773
Municipal securities	25,541	—	25,541
Total	$78,314	$—	$78,314

	September 30,	December 31,	Increase
	2010	2009	(Decrease)
Held to maturity investments:
U.S. Government and agency obligations	$—	$110,051	$(110,051)
Municipal securities	—	25,480	(25,480)
Total	$—	$135,531	$(135,531)

During the third quarter of 2010, securities with a carrying value of $85.8 million and a market value of $87.9 million were transferred from held to maturity to available for sale.  Upon transfer, the securities were written up to market value and the resulting gain was recognized as an increase to other comprehensive income of $1.3 million and an increase to deferred tax liability of $820,000.  Management transferred the securities to the available for sale category in order to provide the ability to restructure the securities portfolio and to take advantage of current market conditions to realize gains in certain securities.

During the first nine months of 2010, investment securities totaling $110.3 million with a weighted average yield of 4.95% matured, sold or were called and $50.6 million with a weighted average yield of 4.04% were purchased.

At September 30, 2010, estimated fair values of investment securities available for sale were as follows (in thousands):

	Amortized Cost	Fair Value

U.S. Government and agency obligations	$52,331	$52,773
Municipal securities	25,018	25,541
Total	$77,349	$78,314

Accrued Interest Receivable.   The decrease in accrued interest receivable was primarily due to decreases in investment securities and loans receivable balances as well as decreases in investment and loan yields at September 30, 2010 compared to December 31, 2009.

Real Estate Owned, net.  Changes in the composition of real estate owned between September 30, 2010 and December 31, 2009 are presented in the following table (dollars in thousands).

	December 31, 2009	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Gain (Loss)	September 30, 2010
One- to four-family residential	$10,216	$8,993	$(747)	$(10,741)	$(29)	$7,692
Speculative one- to four-family	3,186	311	(139)	(2,764)	(49)	545
Multifamily	545	—	6	(510)	(41)	—
Land	13,952	12,961	(1,667)	(537)	5	24,714
Commercial real estate	7,256	1,545	(715)	(1,153)	(2)	6,931
	$35,155	$23,810	$(3,262)	$(15,705)	$(116)	$39,882

(1)          Net sales proceeds include $5.3 million of loans made by the Bank to facilitate the sale of real estate owned.

Deposits.  Changes in the composition of deposits between September 30, 2010 and December 31, 2009 are presented in the following table (dollars in thousands).

	September 30, 2010	December 31, 2009	Increase (Decrease)	Percentage Change

Checking accounts	$126,747	$166,707	$(39,960)	(24.0)%
Money market accounts	43,797	53,597	(9,800)	(18.3)
Savings accounts	26,807	24,983	1,824	7.3
Certificates of deposit	372,023	379,337	(7,314)	(1.9)

Total deposits	$569,374	$624,624	$(55,250)	(8.9)%

Deposits decreased in the comparison period, primarily due to a decrease in checking accounts.  The Bank has reduced the rates on its checking accounts with the weighted average cost of such funds decreasing from 0.81% at December 31, 2009 to 0.22% at September 30, 2010.  The overall cost of deposit funds decreased from 1.82% at December 31, 2009 to 1.51% at September 30, 2010.

Other Borrowings.  The Bank experienced a $41.1 million or 69.0% decrease in FHLB of Dallas borrowings during the year.  The FHLB of Dallas advances at September 30, 2010 of $18.5 million consisted of $10.5 million of fixed rate advances with an average cost of 4.57% and $8.0 million of floating rate advances with an average cost of 0.50%.  Funds generated from loan repayments and sales and maturities of investment securities were used to repay maturing borrowings.

Stockholders’ Equity.  Stockholders’ equity decreased approximately $3.8 million from December 31, 2009 to September 30, 2010.  The decrease in stockholders’ equity was primarily due to the net loss of $3.8 million during the first nine months of 2010.  In addition, during the nine months ended September 30, 2010, preferred dividends of approximately $619,000 were accrued and unrealized gains and losses on available for sale investment securities, net of tax, totaling approximately $595,000 were recorded.  See the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2010 for more detail.

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

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$447,338	$6,071	5.43%	$559,007	$6,988	5.00%
Investment securities(2)	85,807	904	4.22	141,192	1,702	4.82
Other interest-earning assets	52,923	35	0.26	279	2	2.25
Total interest-earning assets	586,068	7,010	4.78	700,478	8,692	4.96
Noninterest-earning assets	70,880			74,498
Total assets	$656,948			774,976
Interest-bearing liabilities:
Deposits	$586,103	2,256	1.54	612,894	3,102	2.03
Other borrowings	19,741	131	2.67	70,131	449	2.56
Total interest-bearing liabilities	605,844	2,387	1.57	683,025	3,551	2.08
Noninterest-bearing liabilities	7,769			4,879
Total liabilities	613,613			687,904
Stockholders’ equity	43,335			87,072
Total liabilities and stockholders’ equity	$656,948			$774,976

Net interest income		$4,623			$5,141
Net earning assets (interest-bearing liabilities)	$(19,776)			$17,453
Interest rate spread			3.21%			2.88%
Net interest margin			3.16%			2.94%
Ratio of interest-earning assets to interest-bearing liabilities			96.74%			102.56%

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$473,424	$19,270	5.43%	$563,280	$22,109	5.23%
Investment securities(2)	110,060	3,814	4.62	135,722	4,882	4.80
Other interest-earning assets	37,969	66	0.23	10,376	17	0.22
Total interest-earning assets	621,453	23,150	4.97	709,378	27,008	5.08
Noninterest-earning assets	70,681			78,677
Total assets	$692,134			$788,055
Interest-bearing liabilities:
Deposits	$604,121	7,222	1.59	$624,035	10,396	2.22
Other borrowings	38,456	534	1.85	71,915	1,641	3.04
Total interest-bearing liabilities	642,577	7,756	1.61	695,950	12,037	2.31
Noninterest-bearing liabilities	5,647			7,630
Total liabilities	648,224			703,580
Stockholders’ equity	43,910			84,475
Total liabilities and stockholders’ equity	$692,134			$788,055

Net interest income		$15,394			$14,971
Net earning assets (interest-bearing liabilities)	$(21,124)			$13,428
Interest rate spread			3.36%			2.77%
Net interest margin			3.30%			2.81%
Ratio of interest-earning assets to interest-bearing liabilities			96.71%			101.93%

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

	Three Months Ended September 30,
	2010 vs. 2009
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(1,396)	$598	$(119)	$(917)
Investment securities	(668)	(213)	83	(798)
Other interest-earning assets	296	(2)	(261)	33
Total interest-earning assets	(1,768)	383	(297)	(1,682)

Interest expense:
Deposits	(136)	(744)	34	(846)
Other borrowings	(323)	19	(14)	(318)
Total interest-bearing liabilities	(459)	(725)	20	(1,164)
Net change in net interest income	$(1,309)	$1,108	$(317)	$(518)

	Nine Months Ended September 30,
	2010 vs. 2009
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(3,527)	$819	$(131)	$(2,839)
Investment securities	(923)	(179)	34	(1,068)
Other interest-earning assets	46	1	2	49
Total interest-earning assets	(4,404)	641	(95)	(3,858)

Interest expense:
Deposits	(332)	(2,936)	94	(3,174)
Other borrowings	(764)	(642)	299	(1,107)
Total interest-bearing liabilities	(1,096)	(3,578)	393	(4,281)
Net change in net interest income	$(3,308)	$4,219	$(488)	$423

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended September 30, 2010 and 2009 (dollars in thousands).  Specific changes in captions are discussed in the sections which follow the table.

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2010	2009	2010 vs 2009	2010 vs 2009
Interest income:
Loans receivable	$6,071	$6,988	$(917)	(13.1)%
Investment securities	904	1,702	(798)	(46.9)
Other	35	2	33	1,650.0
Total interest income	7,010	8,692	(1,682)	(19.4)
Interest expense:
Deposits	2,256	3,102	(846)	(27.3)
Other borrowings	131	449	(318)	(70.8)
Total interest expense	2,387	3,551	(1,164)	(32.8)
Net interest income before provision for loan losses	4,623	5,141	(518)	(10.1)
Provision for loan losses	5,557	30,196	(24,639)	(81.6)
Net interest income after provision for loan losses	(934)	(25,055)	24,121	(96.3)
Noninterest income:
Gain on sale of investments	1,148	—	1,148	—
Deposit fee income	1,290	1,396	(106)	(7.6)
Earnings on life insurance policies	200	213	(13)	(6.1)
Gain on sale of loans	249	155	94	60.7
Other	289	345	(56)	(16.2)
Total noninterest income	3,176	2,109	1,067	50.6
Noninterest expenses:
Salaries and employee benefits	2,675	2,890	(215)	(7.4)
Real estate owned, net	2,424	4,537	(2,113)	(46.6)
FDIC insurance premium	457	328	129	39.3
Professional fees	173	330	(157)	(47.6)
Advertising and public relations	66	92	(26)	(28.3)
Other	1,806	1,718	88	5.1
Total noninterest expenses	7,601	9,895	(2,294)	(23.2)
Income (loss) before income taxes	(5,359)	(32,841)	27,482	(83.7)
Income tax provision (benefit)	2	(9,614)	9,616	(100.2)
Net income (loss)	(5,361)	(23,227)	17,866	(76.9)
Preferred stock dividends and accretion of preferred stock discount	223	222	1	0.5
Net income (loss) available to common shareholders	$(5,584)	$(23,449)	$17,865	(76.2)%

Basic earnings (loss) per common share	$(1.15)	$(4.84)	$3.69	(76.2)%
Diluted earnings (loss) per common share	$(1.15)	$(4.84)	$3.69	(76.2)%

Interest rate spread	3.21%	2.88%
Net interest margin	3.16%	2.94%

Average full-time equivalents	234	271

Full-service offices	19	20

The table below presents a comparison of results of operations for the nine months ended September 30, 2010 and 2009 (dollars in thousands). Specific changes in captions are discussed in the sections which follow the table.

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2010	2009	2010 vs 2009	2010 vs 2009
Interest income:
Loans receivable	$19,270	$22,109	$(2,839)	(12.8)%
Investment securities	3,814	4,882	(1,068)	(21.9)
Other	66	17	49	288.2
Total interest income	23,150	27,008	(3,858)	(14.3)
Interest expense:
Deposits	7,222	10,396	(3,174)	(30.5)
Other borrowings	534	1,641	(1,107)	(67.5)
Total interest expense	7,756	12,037	(4,281)	(35.6)
Net interest income before provision for loan losses	15,394	14,971	423	2.8
Provision for loan losses	5,673	36,161	(30,488)	(84.3)
Net interest income after provision for loan losses	9,721	(21,190)	30,911	(145.9)
Noninterest income:
Gain on sale of investments	1,148	—	1,148	—
Deposit fee income	3,797	3,916	(119)	(3.0)
Earnings on life insurance policies	601	610	(9)	(1.5)
Gain on sale of loans	455	454	1	0.2
Other	853	1,074	(221)	(20.6)
Total noninterest income	6,854	6,054	800	13.2
Noninterest expenses:
Salaries and employee benefits	8,238	8,703	(465)	(5.3)
Real estate owned, net	4,138	6,017	(1,879)	(31.2)
FDIC insurance premium	1,480	1,256	224	17.8
Professional fees	900	806	94	11.7
Advertising and public relations	193	294	(101)	(34.4)
Other	5,631	5,224	407	7.8
Total noninterest expenses	20,580	22,300	(1,720)	(7.7)
Income before income taxes	(4,005)	(37,436)	33,431	(89.3)
Income tax provision (benefit)	(188)	(11,770)	11,582	(98.4)
Net income (loss)	(3,817)	(25,666)	21,849	(85.1)
Preferred stock dividends and accretion of preferred stock discount	668	506	162	32.0
Net income (loss) available to common shareholders	$(4,485)	$(26,172)	$21,687	(82.9)%

Basic earnings (loss) per share	$(0.93)	$(5.40)	$4.47	(82.9)%
Diluted earnings (loss) per share	$(0.93)	$(5.40)	$4.47	(82.9)%

Interest rate spread	3.36%	2.77%
Net interest margin	3.30%	2.81%

Average full-time equivalents	244	281

Full-service offices	19	20

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

Interest Income.  The decrease in interest income for the three and nine month comparative periods was primarily due to decreases in the average balances of loans receivable and investment securities partially offset by an increase in the yield earned on loans receivable.  The average balance of loans receivable decreased due to repayments as well as a decrease in loan originations.   The average balance of investment securities decreased due to calls and sales of investment securities.

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

The provision for loan losses decreased $24.6 million to $5.6 million for the quarter ended September 30, 2010 compared to $30.2 million for the quarter ended September 30, 2009 and decreased $30.5 million to $5.7 million for the nine months ended September 30, 2010 compared to $36.2 million for the nine months ended September 30, 2009.  The general valuation allowance increased from $3.5 million at December 31, 2008 to $21.1 million at September 30, 2009 and the specific valuation allowance increased from $2.9 million at December 31, 2008 to $20.3 million at September 30, 2009, which is reflected in the large provisions for loan losses in the 2009 comparison periods.  General valuation allowances decreased from $25.4 million at December 31, 2009 to $23.1 million at September 30, 2010 and specific valuation allowances increased from $7.5 million at December 31, 2009 to $12.0 million at September 30, 2010.  The general valuation allowance as a percentage of loans receivable, net of specific valuation allowances, was .60% at December 31, 2008, 3.96% at September 30, 2009, and 5.41% at September 30, 2010.  The increase in the general valuation allowance since December 31, 2008, was due to an increase in nonperforming loans and an increase in net charge-offs, with such increases being larger in 2009 than 2010.   See “Asset Quality.”

NONINTEREST INCOME

Noninterest income increased $1.1 million and $800,000, respectively, for the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to gains on sales of investment securities.  During the third quarter of 2010, securities with a carrying value of $85.8 million and a market value of $87.9 million were transferred from held to maturity to available for sale.  Upon transfer, the securities were written up to market value and the resulting gain was recognized as an increase to other comprehensive income of $1.3 million and an increase to deferred tax liability of $820,000.  Of the transferred securities, $15.9 million were sold during the third quarter of 2010 at a gain of $1.1 million.  Management transferred the securities to the available for sale category in order to provide the ability to restructure the securities portfolio and to take advantage of current market conditions to realize gains in certain securities.

NONINTEREST EXPENSE

Noninterest expenses were down overall for the quarter and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to a decrease in REO expenses as explained on the following pages, offset by increases in FDIC insurance premiums and increasing collection costs associated with the level of nonperforming loans, as well as costs incurred as a result of the Company Order and the Bank Order, as illustrated below.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009
Real estate owned, net	$2,424	$4,537	$(2,113)	$4,138	$6,017	$(1,879)
FDIC insurance	457	328	129	1,480	1,256	224
Supervisory assessments	102	73	29	314	170	144
Professional fees	173	330	(157)	900	806	94
Consultant fees	25	60	(35)	268	170	98
Loan collection expenses	47	—	47	262	—	262
Total	$3,228	$5,328	$(2,100)	$7,362	$8,419	$(1,057)

In order to offset the effects of some of the increased costs identified in the above table, the Company has worked to control other costs where possible, as illustrated below.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009
Salaries and employee benefits	$2,675	$2,890	$(215)	$8,238	$8,703	$(465)
Occupancy expense	647	705	(58)	1,960	2,045	(85)
Data processing	366	370	(4)	1,113	1,116	(3)
Advertising and public relations	66	92	(26)	193	294	(101)
Postage and supplies	155	158	(3)	495	542	(47)
Other	464	352	112	1,219	1,181	38
Total	$4,373	$4,567	$(194)	$13,219	$13,881	$(663)

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009
Salaries	$2,216	$2,337	$(121)	$6,783	$7,207	$(424)
Payroll taxes	153	167	(14)	552	606	(54)
Insurance	133	149	(16)	413	463	(50)
401(k)(1)	—	—	—	—	38	(38)
Defined benefit plan contribution	138	201	(63)	384	279	105
Other	35	36	(1)	106	110	(4)
Total	$2,675	$2,890	$(215)	$8,238	$8,703	$(465)

(1)          Represents Company matching contributions on the 401(k) plan.  Effective February 16, 2009, the Company discontinued its matching contributions to the 401(k) plan.

The decrease in salaries and benefits was primarily due to a reduction in full time equivalent employees.

The Bank is a participant in the multiemployer Pentegra Defined Benefit Plan (the “Plan”).  The Plan is non-contributory and covers all qualified employees. Since the Plan is a multiemployer plan, contributions of participating employers are commingled and invested on a pooled basis without allocation to specific employers or employees.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Plan and closing the Plan to new participants as of that date. After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Plan.  The level of amortization charges is determined by the Plan’s funding shortfall, which is determined by comparing Plan liabilities to Plan assets.  Based on the level of interest rates and Plan assets, the funding shortfall increased, resulting in increased amortization charges effective July 1, 2010.  The increased amortization charges decreased cost savings associated with freezing the Plan.

Real Estate Owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009
Loss provisions	$2,121	$3,694	$(1,573)	$3,262	$4,410	$(1,148)
Net loss on sales	62	643	(581)	140	875	(735)
Taxes and insurance	166	83	83	449	406	43
Other	75	117	(42)	287	326	(39)
Total	$2,424	$4,537	$(2,113)	$4,138	$6,017	$(1,879)

During the third quarter of 2009, the Bank took steps to reduce real estate owned by reducing the list prices of certain of these assets.  As a result, the Bank recorded $3.7 million in writedowns during the third quarter of 2009 compared to $2.1 million during the third quarter of 2010.  Real estate owned is expected to increase in the foreseeable future and real estate owned expenses associated with maintaining the properties are expected to increase accordingly.  Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

FDIC Insurance Premium.  FDIC insurance increased during the three and nine month comparison periods due to an increase in the premium rate for 2010, partially offset by there being no special assessment in 2010.  The Bank recorded a charge of approximately $350,000 for the special assessment during the quarter ended June 30, 2009.  The increase in the Bank’s FDIC insurance premium will continue to impact the Corporation’s noninterest expense in future periods. See “Part II, Item 1A Risk Factors — Future FDIC insurance premiums or special assessments may impact our earnings.”

Professional Fees.  Professional fees increased during the nine month comparative period primarily due to an increase in legal fees related to nonaccrual loans and the Company Order and Bank Order.  We expect professional fees to remain at an elevated level due to the amount of nonaccrual loans and the increased legal, accounting, and other fees associated with reporting and compliance requirements.

Advertising and Public Relations.  The decrease in 2010 is primarily related to a decrease in direct mail, print media and broadcast media advertising.

Other Noninterest Expenses.  The increase in the nine month comparative period is primarily due to an increase in collection expenses associated with delinquent and nonaccrual loans as well as an increase in OTS assessments and consulting fees paid to third parties.

Income Taxes.  The income tax benefit decreased primarily due a smaller loss in 2010 compared to 2009 as well as the fact that there is a valuation allowance on the deferred tax asset as of September 30, 2010 and there was no such valuation allowance on the federal deferred tax asset as of September 30, 2009.  See also Note 9 to the unaudited condensed consolidated financial statements included in Part I, Item 1 herein for further information regarding income taxes.

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

At September 30, 2010, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below.  At September 30, 2010, the Company had no interests in non-consolidated special purpose entities.

At September 30, 2010, commitments included:

•                  total approved commitments to originate or purchase loans amounting to $7.4 million;

•                  rate lock agreements with customers of $8.7  million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $3.9 million;

•                  unadvanced portion of construction loans of $2.7 million;

•                  unused lines of credit of $11.1 million;

•                  outstanding standby letters of credit of approximately $3.4 million;

•                  total predetermined overdraft protection limits of $11.8 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $244.7 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $8.7 million meet the definition of a derivative financial instrument.  The related asset and liability are considered immaterial at September 30, 2010.

Historically, a very small percentage of predetermined overdraft limits have been used.  At September 30, 2010, overdrafts of accounts with Bounce ProtectionTM represented usage of 3.35% of the limit.  We expect utilization of these overdraft limits to remain at comparable levels in the future.

In light of the Company’s efforts to coordinate a controlled decrease in assets and liabilities and as a result of the current interest rate environment, management cannot estimate the portion of maturing deposits that will remain with the Bank.  We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is both a daily and long-term function of business management. The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities, sales and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits is not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas.  Borrowings from the FRB discount window may currently be used only when other sources of liquidity are not available to the Bank.

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

During the first nine months of 2010, the use of FHLB borrowings decreased by $41.1 million or 69.0%. At September 30, 2010, the Bank’s borrowing capacity with the FHLB was $76.5 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a collateral value of $82.2 million and qualifying investment securities with a collateral value of $12.8 million less outstanding advances at September 30, 2010 of $18.5 million.  The Bank may transfer additional eligible collateral to the FHLB to provide additional borrowing capacity if needed.  Due to the Bank’s restricted status at the FHLB, the Bank may only borrow short-term FHLB advances with maturities up to thirty days.

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

The FRB will not accept loans that: (i) are 30 days or more past due; (ii) are classified as substandard, doubtful, or loss by the Bank’s regulating authority or the Bank; (iii) are illegal investments for the Bank; (iv) secure the indebtedness to any director, officer, employee, attorney, affiliate or agent of the Bank; or that (v) exhibit collateral and credit documentation deficiencies.  The lendable value of commercial real estate of approximately $11.6 million at September 30, 2010 was 41% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged.  In addition, at September 30, 2010, the Bank pledged qualifying investment securities with a collateral value of approximately $4.6 million for the discount window and to secure transaction settlements.

At September 30, 2010, the Bank had short-term funds availability of approximately $177.4 million or 28.1% of Bank assets consisting of borrowing capacity at the FHLB and the FRB, unpledged investment securities, and overnight funds including the balances maintained at the FRB.  The Bank anticipates it will continue to rely primarily on deposits, calls of investment securities, loan repayments, and funds provided from operations to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s other funding sources.

The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities. As of September 30, 2010, the Bank had outstanding commitments to originate loans of $7.4 million, including $1.7 of loans committed to sell; unadvanced portion of construction loans of $2.7 million; and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $14.5 million.  Scheduled maturities of certificates of deposit for the Bank during the twelve months following September 30, 2010 amounted to $244.7 million.  In light of the Company’s efforts to coordinate a controlled decrease in assets and liabilities and as a result of the current interest rate environment, management cannot estimate the portion of maturing deposits that will remain with the Bank.  Management anticipates the Bank will continue to have sufficient funds, through loan repayments, deposits, and borrowings, to meet our current commitments.  This expectation assumes that the FHLB will continue to extend credit based on our borrowing capacity and that core deposits do not experience a substantial decline.

The Bank emphasizes deposit growth and retention throughout our retail branch network to enhance our liquidity position. Effective with the Bank Order in April 2010, the Bank must comply with federal restrictions on the interest rates we may offer to our depositors.  Under these restrictions, we may pay up to 75 basis points over the national average rates set by the FDIC for each deposit product.  Although we do not believe these rate restrictions will have a significant impact on the level of new and existing deposits, we cannot predict the impact on our liquidity.  We have historically paid rates consistent with the middle of the market for regular term certificates of deposit and paid above average rates locally for certificates of deposit with special terms.

The Bank is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”) which fully insures noninterest bearing transaction deposit accounts, NOW accounts paying less than 0.5% per annum through June 30, 2010, when the threshold rate lowered to 0.25%, and Interest on Lawyers Trust Accounts, regardless of dollar amount. This program, originally set to expire on December 31, 2009 was extended to December 31, 2010.  An annualized 15 to 25 basis point assessment on average balances in qualifying accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis.  The assessment rate will depend on the institution’s risk category.  During the quarter ended September 30, 2010, the Bank had average account balances of $4.1 million in transaction deposit accounts included in the TAGP.   The recently enacted Dodd-Frank Act provides unlimited FDIC insurance coverage for noninterest-bearing transaction accounts in all banks effective December 31, 2010 and continuing through December 31, 2012.  The TAGP, which continues through December 31, 2010, is not changed by the Dodd-Frank Act.  The Dodd-Frank Act also permanently increases deposit insurance coverage to $250,000 per depositor.

As of November 19, 2009 and in accordance with the directive from the OTS, the Bank may no longer accept, renew or roll over brokered deposits without the written non-objection of the regional director of the OTS. The Bank has not relied on brokered deposits as a primary source of funding.  As of September 30, 2010, the Bank had $8.8 million or 2% of deposits in brokered deposits.  Approximately $3.3 million of the brokered accounts mature in 2010.  Based on the current minimal level of brokered deposits, management does not anticipate that the restrictions imposed by the OTS on brokered deposits will have a significant impact on the Bank’s liquidity position.

In the first nine months of 2010, management took additional steps to strengthen the Bank’s liquidity position including the transfer of additional collateral in the form of qualifying one- to four-family loans to the FHLB of Dallas, a decrease in the Bank’s loan portfolio, establishment of a repurchase agreement to utilize our investment portfolio for liquidity, and membership in an internet service in order to bid for non-brokered certificates of deposit as another source of liquidity.

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

For 2009, the Company declared dividends of $0.01 per share in each of the first, second, and third quarters.  No dividend was declared for the first, second or third quarter of 2010.  Future dividend payments are subject to restrictions.  See Part 1. Item 2 “Regulatory Enforcement Actions” for further information regarding dividend restrictions.

Since the Company is a holding company and does not conduct operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources.  The Company and the Bank are currently not allowed to declare or pay dividends or make any other capital distributions without the prior written approval of the OTS.  The Company suspended its common stock dividend in the fourth quarter of 2009 and deferred the payment of the dividend for the quarters beginning with the first quarter of 2010 on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the Treasury on March 6, 2009 as part of the Capital Purchase Program.  The Company funds its expenses from cash deposits maintained in the Bank and from repayments on the loan to the Bank subsidiary. The deposits in the Bank and the loan to the Bank amounted to $806,000 at September 30, 2010.   Management believes the Company has sufficient resources to fund expenses throughout 2010.

At September 30, 2010, the Bank’s tangible, core and risk-based capital ratios amounted to 6.10%, 6.10% and 10.54%, respectively, compared to OTS regulatory capital requirements of 1.5%, 4% and 8%.  However, the Bank Order requires the Bank to achieve and maintain a tier 1 core capital ratio and total risk-based capital ratio of 8% and 12%, respectively, by December 31, 2010.  The Bank did not meet the core and risk-based capital requirements as of September 30, 2010 and would have needed approximately $12.0 million in additional capital based on assets at such date to meet these requirements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2009.  Similarly, while there has been no material change in the Company’s asset and liability position since such time, the Bank’s level of nonperforming assets continued to impact the level of net interest income during the three and nine months ended September 30, 2010.  The Bank’s net interest margin decreased slightly from 3.49% for the three months ended December 31, 2009 to 3.42% for the three months ended March 31, 2010, 3.32% for the three months ended June 30, 2010 and 3.16% for the three months ended September 30, 2010.  Based on the level of nonperforming assets, competitive pressures on loan and deposit rates, and a recent increased level of calls of investment securities resulting in a higher level of low yielding cash balances, management anticipates continued pressure on the Bank’s interest rate spread and net interest margin for the fourth quarter of 2010, although maturing certificates of deposit repricing to lower rates will somewhat offset the pressure on the interest rate spread and margin.

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

The current economic environment poses significant challenges for us and could continue to adversely affect our financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by the Bank and other financial institutions.  Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could continue to have an adverse effect on the Bank’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial services industry.  For example, further deterioration in local economic conditions in the Company’s markets could drive losses beyond that which is provided for in its allowance for loan losses.  The Company may also face the following risks in connection with these events:

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

The Bank Order directs the Bank to raise its tier 1 core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2010.  At September 30, 2010, we did not meet these requirements and would have needed approximately $12.0 million in additional capital based on assets at such date to meet these requirements.  The Company currently does not have any capital available to invest in the Bank.  We are considering various strategies to help us achieve these capital levels by December 31, 2010, but there is no assurance that any capital raising strategy can be completed successfully by that date.  Moreover, any further increases to our allowance for loan losses or further operating losses would negatively impact our capital levels and make it more difficult to achieve the capital levels directed by the OTS.  If we fail to meet the required capital levels by December 31, 2010, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions.  The OTS also could direct us to seek a merger partner or to liquidate the Bank.

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

At September 30, 2010, our nonperforming loans totaled $55.0 million, representing 12.5% of total loans and 8.7% of total assets.  Further, assets classified by management as substandard, including nonperforming loans, totaled $124.8 million, representing 29.2% of total loans and 19.7% of total assets.  At September 30, 2010, our allowance for loan losses was $35.0 million, consisting of $23.0 million of general loan loss allowances and $12.0 million of specific valuation allowances.  The general valuation allowance represents 42.0% of nonperforming loans.  In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses, which could have a material adverse effect on our financial condition and results of operations.

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

• the existence and effect of concentrations of credit; and

• results of regulatory examinations.

Based on those factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, our board of directors and the OTS periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. The OTS’ judgments may differ from those of our management. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, which may be beyond our control, including changes in interest rates, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. The most recent OTS examination was conducted during the third quarter of 2010. In connection with this examination, the Company provided an additional $5.6 million to the allowance for loan losses for the quarter ended September 30, 2010.  While we believe that the allowance for loan losses is adequate to cover current losses, we cannot provide assurances that we will not need to increase our allowance for loan losses or that regulators will not require an increase in our allowance. Either of these occurrences could materially and adversely affect our financial condition and results of operations.

Liquidity needs could adversely affect our results of operations and financial condition.

The Bank’s primary sources of funds are deposits, maturing or called securities, and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, financial condition or regulatory status of the Bank, actions by the OTS and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Those sources may include Federal Home Loan Bank advances, repurchase agreements and the Federal Reserve discount window.  Currently, however, the Bank may only borrow from the Federal Home Loan Bank on a short-term basis and the Federal Reserve discount window is available only when no other sources of liquidity are available.

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

The Bank has been directed by the OTS to raise its tier 1 core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2010.  Had the Bank been required to meet these capital requirements at September 30, 2010, it would have needed additional capital of approximately $12.0 million.  To meet these capital requirements and for other purposes, we expect to seek to raise capital.  Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions.  The OTS also could direct us to seek a merger partner or to liquidate the Bank.  Our certificate of incorporation makes available additional authorized shares of common stock and preferred stock for issuance from time to time at the discretion of our board of directors, without further action by the shareholders, except where shareholder approval is required by law or the Nasdaq Capital Market requirements.  The issuance of any additional shares of common stock, preferred stock, or convertible securities could be substantially dilutive to shareholders of our common stock.  Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, our shareholders may not be permitted to invest in future issuances of our common stock.  Under such circumstances, shareholders would be diluted.

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

Changes in regulatory requirements effective in the third quarter of 2010 could impact the volume of fee revenue related to debit card and automated teller machine transactions.  In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions on new accounts, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  For accounts opened prior to July 1, 2010, the financial institution must not assess any fees or charges on a consumer’s account on or after August 15, 2010 for paying an ATM or one-time debit card transaction pursuant to the overdraft service, unless the institution has obtained the consumer’s affirmative consent.  Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.  Because the Company’s customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods.  Based on comparison of insufficient funds fee revenue in August and September 2010 to the same months in 2009, such revenues are down by approximately 10%.

The U.S. Congress recently passed the Dodd-Frank Act, which includes sweeping changes in the banking regulatory environment.  The Act will change our primary regulator and may, among other things, restrict or increase the regulation of certain of our business activities and increase the cost of doing business. We cannot determine the ultimate effect that potential legislation, or subsequent implementing regulations, if enacted, would have upon our earnings and financial position.  Key provisions of the legislation include (1) establishment of a Financial Stability Oversight Council to identify, monitor and address systemic risks posed by large, complex financial firms as well as products and activities that spread risk across firms; (2) a new orderly liquidation mechanism; (3) changes in bank regulatory structure, including merging our primary regulator, the OTS, with the Office of Comptroller of Currency within 12 months of enactment (subject to a six month extension); (4) regulation of investment advisers to private funds; (5) regulation of the insurance industry; (6) prohibitions on proprietary trading and certain relationships with hedge funds and private equity funds; (7) regulation of over-the-counter derivatives markets; (8) a possible new fiduciary standard for investment advisers to retail customers; (9) regulation of credit rating agencies; (10) establishment of an independent Consumer Financial Protection Bureau; (11) changes to the Federal Reserve System; (12) mortgage reform; (13) creation of a Financial Crisis Assessment Fund; and (14) establishment of new rules regarding executive compensation.  The Dodd-Frank Act also amended the Electronic Funds Transfer Act to authorize the Federal Reserve Bank to issue regulations regarding any interchange transaction fee that an issuer may receive or charge for an electronic debit transaction (a transaction in which a person uses a debit card). The amount of any interchange transaction fee that an issuer may receive or charge with respect to an electronic debit transaction must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.

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

On March 6, 2009, the Company issued to the Treasury for aggregate consideration of $16.5 million (i) 16,500 shares of Series A Preferred Stock and (ii) a Warrant to purchase 321,847 shares of the Company’s Common Stock pursuant to the terms of the Purchase Agreement.  Under the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares is restricted.  Specifically, the Company may not declare dividend payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the Series A Preferred Stock.  In addition, the Company may not increase the dividends on its Common Stock above the amount of the last quarter cash dividend per share declared prior to October 14, 2008, which was $0.16 per share, without the Treasury’s approval until the third anniversary of the investment unless all of the Series A Preferred Stock has been redeemed or transferred.  The Company is currently restricted from making or declaring any payments on its outstanding securities, including the dividends payable on the Series A Preferred Stock, without prior written non-objection from the OTS.  The Company deferred payment of the dividend on the Series A Preferred Stock in the first, second and third quarters of 2010.  If the Company does not pay dividends payable on the Series A Preferred Stock for six or more periods, whether consecutive or not, the Purchase Agreement provides that the Company’s authorized number of directors will automatically be increased by two and the holders of the Series A Preferred Stock will have the right to elect these two directors.  These additional board seats will be terminated when the Company has paid all accrued and unpaid dividends for all past dividend periods.

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

The Bank is a participant in a non-contributory multiemployer defined benefit pension plan covering all qualified employees.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the plan effective July 1, 2010.  Freezing the plan eliminates all future benefit accruals for participants in the plan and closes the plan to new participants as of that date.  After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the plan.  The level of amortization charges is determined by the plan’s funding shortfall, which is determined by comparing plan liabilities to plan assets.  Based on the level of interest rates and plan assets, the funding shortfall of the plan increased, resulting in increased amortization charges effective July 1, 2010.  Future pension funding requirements, and the timing of funding payments, may be subject to changes in legislation.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any securities during the third quarter of 2010.  The Company is in its 19th announced repurchase program, which was approved by the board of directors on July 25, 2006, and publicly announced on November 8, 2006.  Total shares approved to be purchased in this program are 245,197 of which 214,587 have been purchased as of September 30, 2010.  All treasury stock purchases are made under publicly announced repurchase programs.  The repurchase program is currently suspended.  The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the OTS.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	November 30, 2010	By:	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date:	November 30, 2010	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and Chief Accounting Officer