Form 10-K
period 2010-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2011-03-16
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).  Yes ☐ No ☒

As of June 30, 2010, the aggregate value of the 4,032,889 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 813,896 shares held by directors and officers of the Registrant as a group, was approximately $10.5 million.  This figure is based on the last sales price of $2.60 per share of the Registrant’s Common Stock on June 30, 2010.

Number of shares of Common Stock outstanding as of March 10, 2011:  4,846,785

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated. None.

First Federal Bancshares of Arkansas, Inc.

Form 10-K

For the Year Ended December 31, 2010

PART I.

Item 1.  Business

GENERAL

First Federal Bancshares of Arkansas, Inc.  First Federal Bancshares of Arkansas, Inc. (the “Company”) is a Texas corporation organized in January 1996 by First Federal Bank (“First Federal” or the “Bank”) for the purpose of becoming a unitary holding company of the Bank.  The significant asset of the Company is the capital stock of the Bank.  The business and management of the Company consists of the business and management of the Bank.  The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time.  Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.  At December 31, 2010, the Company had $600.0 million in total assets, $563.9 million in total liabilities and $36.1 million in stockholders’ equity.

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

The Bank is a community-oriented financial institution offering a wide range of retail and business deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial non-real estate.  However, the Bank’s lending activities are currently restricted by regulatory orders.  See “Regulation — Regulatory Enforcement Actions.”  Other financial services include investment products offered through First Federal Investment Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, bill payment, e-statements and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

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

This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  These risks could cause our actual results for the remainder of 2011 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s operating and stock performance.

Employees

The Bank had 218 full-time employees and 23 part-time employees at December 31, 2010, compared to 236 full-time employees and 38 part-time employees at December 31, 2009.   None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

The Bank has eighteen offices located in eleven cities and towns in Northwest and Northcentral Arkansas. In our combined market area of Washington, Marion, Carroll, Boone, Benton, and Baxter Counties, we had 6.25% of the deposit market share at June 30, 2010 compared to 6.53% at June 30, 2009. Of the thirteen banks in this market area, we are the third largest in our combined market area.

Corporate Overview and Strategic Initiatives

Overview.  As a community-oriented financial institution serving the borrowing and deposit needs of its primary market area of Northcentral and Northwest Arkansas, the Bank’s loan portfolio grew as a reflection of the economic strength and expansion of its primary market area.  Between December 31, 2002 and December 31, 2005, the Bank’s loan portfolio grew from $507.0 million to $790.6 million, primarily as a result of increased construction, commercial real estate, and land lending. However, beginning in late 2005, the Bank began to note an oversupply of homes and lots in the Northwest Arkansas market and limited its construction loan activity.  Construction loan originations dropped from $195.8 million in 2005 to $93.6 million in 2006, $39.0 million in 2007, $15.1 million in 2008, $12.5 million in 2009, and $7.5 million in 2010. This oversupply and the recession that began in 2007 resulted in an increase in nonperforming assets, which amounted to $94.1 million or 15.68% of total assets at December 31, 2010.  The costs associated with the Bank’s nonperforming assets, including the provision for loan losses and real estate owned (“REO”) expenses, were the primary factors in the Company’s net loss of $4.0 million for 2010.  As discussed further below, management has taken various actions to address its operational issues and will continue to devote substantial resources toward the resolution of all delinquent and nonperforming assets.

Regulatory Enforcement Actions. The OTS is the primary federal regulator of the Bank.  As a result of the loss in 2009 and the increase in nonperforming assets and based on a regulatory examination of the Company and the Bank in the fall of 2009, on April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders impose certain operations restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions.  The Orders also require the Company and the Bank to take certain actions, including the submission to the OTS of capital plans and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s operations, earnings and profitability.  The Bank Order specifically requires the Bank to achieve and maintain, by December 31, 2010, a Tier 1 (Core) Capital Ratio of at least 8% and a Total Risk-Based Capital Ratio of at least 12%.  The Bank did not achieve these required levels by December 31, 2010.

In the event the Bank fails to meet the capital requirements of the Bank Order, fails to comply with the capital plan or at the request of the OTS, the Bank is required to prepare and submit a contingency plan to the OTS within 30 days of such event. The Bank did not achieve by December 31, 2010 a Tier 1 (Core) Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 12.0%.  A Contingency Plan was submitted to the OTS Regional Director on January 28, 2011.  The Contingency Plan for the Company and the Bank consists of meeting the capital requirements by completing the transaction as outlined in the Investment Agreement discussed below.  See “General — Recapitalization Plan.” The Orders are described in greater detail herein under “Regulation — Regulatory Enforcement Matters.”   The descriptions of the Orders set forth herein do not purport to be complete, and are qualified by reference to the full text of the Orders.

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

Recapitalization Plan.  On January 27, 2011, the Company and the Bank entered into an Investment Agreement (the “Investment Agreement”) with Bear State Financial Holdings, LLC (“Bear State”) which sets forth the terms and conditions of the Company’s recapitalization, which consists of the following:

•                  the Company will amend its Articles of Incorporation to effect a 1-for-5 reverse split  (the “Reverse Split”) of the Company’s issued and outstanding shares of common stock (the “Amendment”);

•                  Bear State will purchase from the United States Department of the Treasury (“Treasury”) for $6 million aggregate consideration, the Company’s 16,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), including any accrued but unpaid dividends thereon, and related warrant dated March 6, 2009 to purchase 321,847 shares of the Company’s common stock at an exercise price of $7.69 per share (the “TARP Warrant”), both of which were previously issued to the Treasury through the Troubled Asset Relief Program — Capital Purchase Program;

•                  the Company will sell to Bear State (i) 15,425,262 post-Reverse Split shares (the “First Closing Shares”) of the Company’s common stock at $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, and (ii) a warrant (the “Investor Warrant”) to purchase 2 million post-Reverse Split shares of our common stock at an exercise price of $3.00 per share (or $0.60 per share pre-Reverse Split);

•                  Bear State will pay the Company aggregate consideration of approximately $46.3 million for the First Closing Shares and Investor Warrant, consisting of (i) $40.3 million in cash, and (ii) Bear State’s surrendering to the Company the Series A Preferred Stock and TARP Warrant for a $6 million credit against the purchase price of the First Closing Shares;

•                  as promptly as practical following Bear State’s purchase of the First Closing Shares and Investor Warrant, the Company intends to commence a stockholder rights offering (the “Rights Offering”) pursuant to which stockholders who hold shares of our common stock on the record date for the Rights Offering will receive the right to purchase three (3) post-Reverse Split shares of the Company’s common stock for each one (1) post-Reverse Split share held by such stockholder at $3.00 per share (or $0.60 per share pre-Reverse Split); and

•                  on the closing date of the Rights Offering, the Company will sell to Bear State any unsold shares offered in the Rights Offering (the “Second Closing”), subject to the satisfaction of the conditions to the Second Closing as set forth in the Investment Agreement, at a purchase price of $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, subject to an overall limitation on Bear State’s ownership of 94.90% of our common stock (the “Second Closing Shares” and together with the First Closing Shares, the “Private Placement Shares”).

As a condition to Bear State’s investment in the Company, (i) the Company’s stockholders must approve the Amendment of the Company’s Articles of Incorporation to effect the Reverse Split, (ii) the Company’s stockholders must approve the issuance of more than 20% of the Company’s post-Reverse Split outstanding common stock in accordance with the terms of the Investment Agreement as required pursuant to NASDAQ Marketplace Rules 5635(b), 5635(c) and 5635(d) (the “Change of Control Issuance”), and (iii) Treasury must sell to Bear State the Series A Preferred Stock (including accrued and unpaid dividends) and TARP Warrant for $6 million.   The Reverse Split, the Amendment, the Change of Control Issuance and the other transactions contemplated thereby are sometimes collectively referred to in this Form 10-K as the “Recapitalization.”

After giving effect to Bear State’s investment in the Company, Bear State will own at least 81.80% of the Company’s common stock (after taking into account the exercise of the Investor Warrant and assuming the Rights Offering is fully subscribed), and could own as much as 94.90% of the Company’s common stock (after taking into account the overall limitation on Bear State’s ownership and the exercise of the Investor Warrant and assuming no current stockholders subscribe to the Rights Offering).  As a result, the Company’s current stockholders would own between approximately 5.10% and 18.20% of the Company’s common stock following Bear State’s investment in the Company and the Rights Offering.

The Company anticipates that Bear State’s purchase of the Private Placement Shares will take place during the second quarter of 2011, subject to conditions as set forth in the Investment Agreement.

Summary of Investment Agreement

Set forth below is a summary of the Recapitalization and the terms of the Investment Agreement.

First Closing

If the conditions described below are satisfied or otherwise waived by the parties in writing, the Company will issue to Bear State (i) the First Closing Shares, which are comprised of 15,425,262 post-Reverse Split shares of the Company’s common stock, at $3.00 per share (or $0.60 per share pre-Reverse Split) for aggregate consideration of approximately $46.3 million and (ii) the Investor Warrant.  In exchange for the First Closing Shares and the Investor Warrant, Bear State

will (a) transfer approximately $40.3 million in cash to the Company, and (b) surrender to the Company the Series A Preferred Stock and TARP Warrant and receive a $6 million credit against the purchase price of the First Closing Shares and the Investor Warrant.

Bear State’s purchase of the First Closing Shares and the Investor Warrant (the “First Closing”) is subject to certain preconditions, including the following:

•                  the Company’s stockholders must approve the Change of Control Issuance as required pursuant to NASDAQ Marketplace Rules 5635(b), 5635(c) and 5635(d);

•                  the Company’s stockholders must approve, and the Company must consummate, the Reverse Split;

•                  Treasury must sell to Bear State the Series A Preferred Stock (including accrued and unpaid dividends) and TARP Warrant for $6 million;

•                  the OTS must approve Bear State’s holding company application under the Home Owners’ Loan Act;

•                  the representations and warranties of the Company and the Bank contained in the Investment Agreement must be true as of the First Closing, and the Company and the Bank must perform their respective obligations under the Investment Agreement;

•                  the representations and warranties of Bear State contained in the Investment Agreement must be true as of the First Closing, and Bear State must perform its obligations under the Investment Agreement;

•                  there may not be any action taken, or in Bear State’s reasonable discretion, likely to be taken by any governmental entity which imposes any restriction or condition which Bear State determines, in its reasonable discretion, is materially and unreasonably burdensome or would reduce the benefits of the transactions contemplated by the Investment Agreement to Bear State to such a degree that Bear State would not have entered into the Investment Agreement had such condition or restriction been known to it on the date of the Investment Agreement;

•                  the Company and Bank must satisfy certain financial performance requirements, including:

•                  As measured on a date that is within 14 days of the First Closing, the funding shortfall in the Bank’s defined benefit plan shall not exceed $3,200,000, as determined in accordance with the Investment Agreement;

•                  As measured at month end immediately prior to the First Closing, the Bank must have at least $490,000,000 in core deposits;

•                  As measured at month end immediately prior to the First Closing, the Bank’s general valuation allowance must be at least $23,000,000;

•                  As measured at month end immediately prior to the First Closing, nonperforming assets of the Bank may not exceed $104,000,000;

•                  As independently valued at month end immediately prior to the First Closing, the unrealized loss (net of unrealized gain) in the Company’s investment portfolio may not exceed $3,000,000;

•                  As measured at month end immediately prior to the First Closing, the Bank’s assets classified by the Company, any subsidiary of the Company or any Governmental Entity as “Other Loans Specially Mentioned,” “Special Mention,” “Substandard,” “Doubtful,” “Loss,” “Classified,” “Criticized,” “Credit Risk Assets,” “Concerned Loans” or words of similar import, may not exceed $203,000,000 in an aggregate amount; and

•                  As measured at month end immediately prior to the First Closing, tangible capital of the Bank may not be less than $36,000,000;

•                  there being no material adverse effect with respect to the Company since January 27, 2011;

•                  the Company has not agreed to enter into or entered into (i) any agreement or transaction in order to raise capital, or (ii) any agreement or transaction that resulted in, or would result in if consummated, a change of control of the Company;

•                  the Company and the Bank must take all requisite corporate action to increase the size of the Company’s and the Bank’s respective Boards of Directors so that each consists of seven (7) seats, and that four representatives of Bear State will be appointed to the Board of Directors of the Company and the Bank effective immediately following the closing of Bear State’s purchase of the First Closing Shares and Investor Warrant;

•                  no later than thirty (30) days after the date of the Investment Agreement, the Company shall have caused (i) certain executive officers to execute an agreement, in a form acceptable to Bear State, whereby each such executive agrees to terminate his or her employment agreement effective immediately prior to the First Closing and release the Company and the Bank from any and all claims and issues arising under such employment agreement and such executive’s employment with the Company and the Bank prior to the date of such release and (ii) certain executives to execute an agreement, in a form acceptable to Bear State, whereby each such executive agrees to terminate his or her change in control severance agreement effective immediately prior to the First Closing and release the Company and the Bank from any and all claims and issues arising in connection with such executive’s employment with the Company and the Bank prior to the date of such release;

•                  the Company has amended certain benefit plans to clarify that neither the transactions contemplated by the Investment Agreement nor the distribution of shares of the Company’s common stock to Bear State’s members pursuant to the terms of Bear State’s operating agreement will result in or accelerate any payment or severance benefit becoming due to any current or former employee, officer or director of the Company or Bank; and

•                  the shares of the Company’s common stock, including those issuable pursuant to the terms of the Investment Agreement, must be designated for listing and quotation on the NASDAQ stock market (“NASDAQ”), and must not have been suspended, as of the First Closing, by the SEC or NASDAQ from trading on the NASDAQ.

The Rights Offering and Second Closing

As promptly as practicable following the First Closing, and subject to compliance with all applicable law, the Company will distribute to each holder of record of the Company’s common stock as of the record date for the Rights Offering (a “Legacy Stockholder”) non-transferable rights (the “Rights”) to purchase from the Company post-Reverse Split shares of the Company’s common stock at a purchase price of $3.00 per share (or $0.60 per share pre-Reverse Split).  Each Right entitles a Legacy Stockholder to a basic subscription right (“Basic Subscription Right”) and an oversubscription privilege (“Oversubscription Privilege”). The Basic Subscription Right entitles a Legacy Stockholder to purchase three (3) post-Reverse Split shares of the Company’s common stock for each one (1) post-Reverse Split share of the Company’s common stock held of record by such Legacy Stockholder.  For example, if a Legacy Stockholder owns five (5) shares of the Company’s common stock as of the record date for the Rights Offering, then after giving effect to the Reverse Split, such Legacy Stockholder would own one (1) post- Reverse Split share of the Company’s common stock.  The Basic Subscription Right would then entitle such Legacy Stockholder to purchase three (3) post-Reverse Split shares of the Company’s common stock for the one (1) post-Reverse Split share of the Company’s common stock held of record by such Legacy Stockholder.  If the Legacy Stockholder owns less than five (5) shares of the Company’s common stock as of the record date for the Rights Offering, then after giving effect to the Reverse Split, such Legacy Stockholder would receive cash in lieu of fractional shares of the Company’s common stock and would not be entitled to a Basic Subscription Right.  The Oversubscription Privilege will permit Legacy Stockholders to subscribe for post-Reverse Split shares of the Company’s common stock that are not purchased by other Legacy Stockholders under their Basic Subscription Right, provided that no Legacy Stockholder may exceed, together with any other person with whom such Legacy Stockholder may be aggregated under applicable law, 4.9% beneficial ownership of the Company’s equity securities.

Bear State has agreed, subject to certain conditions, to purchase any unsubscribed post-Reverse Split shares offered in the Rights Offering at $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, subject to an overall limitation on Bear State’s ownership of 94.90% of the Company’s outstanding shares of common stock.  In the event that the shares offered to the Legacy Stockholders by the Company in the Rights Offering are purchased in their entirety by the Legacy Stockholders, the Second Closing will not occur.

The Second Closing is subject to certain preconditions, including:

•                  the First Closing and Rights Offering having been consummated in accordance with the terms of the Investment Agreement;

•                  the Company having received (or must receive concurrently with the Second Closing) proceeds from the sale of shares of common stock pursuant to the Investment Agreement in an aggregate amount not less than $55 million;

•                  the representations and warranties of the Company and the Bank contained in the Investment Agreement being true as of the Second Closing, and the Company and the Bank performing their respective obligations under the Agreement;

•                  the Company and Bank having satisfied certain financial performance requirements, including

•                  As measured at month end immediately prior to the Second Closing, the Bank must have at least $490,000,000 in core deposits;

•                  As measured at month end immediately prior to the Second Closing, the Bank’s general valuation allowance must be at least $23,000,000;

•                  As measured at month end immediately prior to the Second Closing, nonperforming assets of the Bank may not exceed $104,000,000;

•                  As independently valued at month end immediately prior to the Second Closing, the unrealized loss (net of unrealized gain) in the Company’s investment portfolio may not exceed $3,000,000;

•                  As measured at month end immediately prior to the Second Closing, the Bank’s assets classified by the Company or any governmental entity as “Other Loans Specially Mentioned,” “Special Mention,” “Substandard,” “Doubtful,” “Loss,” “Classified,” “Criticized,” “Credit Risk Assets,” “Concerned Loans” or words of similar import, may not exceed $203,000,000 in an aggregate amount;

•                  As measured at month end immediately prior to the Second Closing, tangible capital of the Bank may not be less than $36,000,000; and

•                  As measured at month end immediately prior to the Second Closing, the funding shortfall in the Bank’s defined benefit plan may not exceed $3,200,000, as determined in accordance with the Investment Agreement; and

•                  there being no material adverse effect with respect to the Company since January 27, 2011.

Competing Transactions

The Investment Agreement contains covenants of the Company and the Bank to conduct their respective businesses in the ordinary course until the Recapitalization is completed, and covenants of the Company and the Bank not to take certain actions during such period.  Each of the Company and the Bank has agreed not to solicit any inquiries, proposals or offers with respect to any merger, consolidation or other business combination, recapitalization, liquidation, dissolution, joint venture, binding share exchange, organization, sale of shares of stock, sale of assets, tender offer, exchange offer or similar transaction or series of related transactions that reasonably could result in (i) any acquisition of fifteen percent (15%) or more of the total voting power of any class of equity securities of the Company or the Bank, or (ii) any acquisition of fifteen percent (15%) or more of the consolidated revenues, net income or total assets of the Company and the Bank (a “Competing Transaction”).  Further, the Company may not enter into, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any third party any information or afford access to the properties, books or records of the Company or the Bank, or otherwise cooperate in any way with a third party relating to or in connection with a Competing Transaction.

Superior Competing Transactions

If the Company receives a bona fide, written proposal or offer for a Competing Transaction by a third party at any time prior to obtaining stockholder approval of the Amendment and the Change of Control Issuance, which the Company’s Board of Directors determines in good faith may reasonably be likely to result in a transaction that, if consummated, would result in such third party owning, directly or indirectly, more than sixty-five percent (65%) of the shares of the Company’s common stock then outstanding, or all or substantially all the assets of the Company or the Bank, on terms more favorable to the stockholders of the Company from a financial point of view than the terms set forth in the Investment Agreement (a “Superior Competing Transaction”), then, subject to certain conditions, the Company may, in response to an unsolicited request therefor, furnish certain information and participate in discussions and negotiations with the third party proposing such Superior Competing Transaction.

Voting Agreements

Each member of the Company’s Board of Directors and certain of the Company’s executive officers who are not otherwise members of the Board of Directors have entered into a voting agreement with Bear State pursuant to which each such member of the Board of Directors and each such executive officer has agreed to vote his or her shares of the Company’s common stock in favor of the Amendment and the Change of Control Issuance.

Preemptive Rights

The Investment Agreement provides that, subject to certain exceptions, so long as Bear State owns 33% or more of the Company’s shares of common stock then outstanding, at any time that the Company proposes to offer or sell any equity (including common stock, preferred stock or restricted stock) or other securities, including options or debt that is convertible or exchangeable into equity or that includes an equity component, Bear State must first be afforded the opportunity to acquire its pro rata share of such offered securities for the same price (net of any underwriting discounts or sales commissions) and on the same terms as proposed to be offered to others.

Registration Rights

The Investment Agreement provides Bear State with certain demand and piggyback registration rights with respect to the Private Placement Shares, as more fully described in the Investment Agreement.

Termination Rights

The Investment Agreement contains certain termination rights for the Company, the Bank and Bear State, as the case may be, which may be triggered:

•                  by mutual written agreement of the Company, the Bank and Bear State;

•                  by Bear State, the Company or the Bank in the event that the closing of the Bear State investment does not occur on or before June 30, 2011;

•                  by Bear State or the Company upon certain breaches of any representation, warranty, covenant or agreement made by the other party;

•                  by Bear State or the Company in the event that (i) any governmental entity issues any order, decree or injunction or takes any other action restraining, enjoining or prohibiting any of the transactions contemplated by the Investment Agreement, and such order, decree, injunction or other action shall have become final and non-appealable; or (ii) the requisite governmental approvals are denied by final nonappealabe action of such governmental entity or an application or notice therefor shall have been permanently withdrawn at the request of a governmental entity;

•                  by Bear State or the Company if the Company’s stockholders do not approve the Amendment and the Change of Control Issuance;

•                  by Bear State if the Company does not deliver proxy materials or hold the stockholders meeting contemplated by the Investment Agreement within the time frames set forth in the Investment Agreement;

•                  by Bear State if (i) the Company’s Board of Directors does not provide in the proxy materials, or withdraws or modifies in certain circumstances, a recommendation that the Company’s stockholders vote in favor of the stockholder proposals contemplated by the Investment Agreement, or (ii) the Company’s Board of Directors approves a Competing Transaction or any agreement that could lead to a Competing Transaction, or the Company or any representative of the Company solicits or otherwise engages in discussions or negotiations regarding a Competing Transaction; and

•                  by Bear State or the Company if the Company delivers to Bear State a notice of Superior Competing Transaction and the Company determines that a Competing Transaction is a Superior Competing Transaction (as described above).

The Investment Agreement further provides that, in certain circumstances, upon termination of the Investment Agreement, the Company may be required to pay to Bear State a termination fee of $1 million plus up to $500,000 of out-of-pocket fees and expenses actually incurred by Bear State in connection with the Investment Agreement.  If the Investment Agreement is terminated because the Company’s stockholders do not approve either or both of the Amendment and the Change of Control Issuance, the Company must pay Bear State $500,000.

Indemnification

Pursuant to the terms of the Investment Agreement, following the closing of Bear State’s purchase of the Private Placement Shares and Investor Warrant, the Company and the Bank have agreed to indemnify Bear State and its affiliates (including officers, directors, partners, members and employees) from losses arising out of breaches of agreements or covenants made by the Company or the Bank, and any legal proceeding relating to the Investment Agreement or the transactions contemplated by the Investment Agreement (including the Rights Offering).  Following the closing of Bear State’s purchase of the Private Placement Shares and Investor Warrant, Bear State has agreed to indemnify the Company and the Bank (including officers, directors, partners, members and employees) from losses arising out of breaches of agreements or covenants made by Bear State.

Representations and Warranties

The Investment Agreement contains representations and warranties by the Company and the Bank, including, among others, with respect to:

•                  corporate organization and authority;

•                  capitalization;

•                  third party and governmental consents and approvals;

•                  financial statements;

•                  reports and regulatory matters;

•                  properties and leases;

•                  taxes;

•                  absence of certain changes;

•                  undisclosed liabilities, commitments and contracts;

•                  authorization of shares to be purchased;

•                  litigation;

•                  compliance with law;

•                  labor and benefit plans;

•                  risk management;

•                  agreements with regulatory agencies;

•                  environmental liability;

•                  loan portfolio;

•                  insurance;

•                  intellectual property;

•                  knowledge as to conditions;

•                  related party transactions; and

•                  customer relationships.

The Investment Agreement also contains representations and warranties by Bear State, including, among others, with respect to:

•                  organization and authority;

•                  Bear State’s purchase of the Company’s common stock and warrant as an investment;

•                  Bear State’s financial capability; and

•                 Bear State’s knowledge as to conditions.

The foregoing description of the Investment Agreement does not purport to be complete and is qualified in its entirety by reference to the Investment Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011, and is incorporated into this report by reference. The Investment Agreement and the above description of the Investment Agreement have been included to provide information regarding the terms of the Investment Agreement.  It is not intended to provide any other factual information about the Company, the Bank, or their affiliates.  The Investment Agreement contains representations and warranties of each of the Company and the Bank, on the one hand, and Bear State, on the other hand, made solely for the benefit of the other.  The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the parties have exchanged in connection with signing the Investment Agreement.  The disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Investment Agreement.  Moreover, the representations and warranties in the Investment Agreement were used for the purpose of allocating risk between the Company and the Bank, on the one hand, and Bear State, on the other hand.  Accordingly, you should read the representations and warranties in the Investment Agreement not in isolation but only in conjunction with the other information about the Company and the Bank contained in statements and other filings we make with the SEC.

Reports of Independent Registered Public Accounting Firms. The report of the Company’s independent registered public accounting firm for the year ended December 31, 2009 contained an explanatory paragraph as to the Company’s ability to continue as a going concern primarily due to the Company’s loss of $45.5 million in 2009, the Bank’s significant level of criticized assets and the decline in the Bank’s capital position.  Additionally, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2010 contained an explanatory paragraph as to the Company’s ability to continue as a going concern. The Bank Order specifically required the Bank to achieve and maintain, by December 31, 2010, a Tier 1 (Core) Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 12.0% and maintain these higher ratios for as long as the Bank Order is in effect.  At December 31, 2010, the Bank’s core and Total Risk-Based Capital Ratios were 6.36% and 10.72%.  The Bank needed additional capital of approximately $9.9 million to meet these capital requirements at December 31, 2010.  The Company anticipates that Bear State’s purchase of the Private Placement Shares will take place during the second quarter of 2011, which will bring the Company and the Bank into compliance with the capital requirements of the Orders.  However, uncertainty regarding the conditions which must be met prior to Bear State’s investment and the Company’s current noncompliance with the capital requirements of the Orders at December 31, 2010, raises substantial doubt about the Company’s ability to continue as a going concern. See Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 herein.

Strategic Initiatives.  In response to the operational issues which have arisen as a result of the level of the Bank’s nonperforming assets and the difficult economic and banking environment, management has taken a number of cost saving actions, implemented various strategic initiatives and aggressively addressed the nature and level of its nonperforming assets.

During 2009 and 2010, the Company reviewed all aspects of its cost structure and implemented the following cost saving measures:

•                  Reductions in compensation and benefits by

•                  decreasing executive and senior management salaries,

•                  reducing director fees,

•                  reducing staffing levels,

•                  eliminating the Company’s 401(k) match,

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

The Company continues to work through the credit problems presented by the oversupply of homes and lots in the Company’s Northwest Arkansas market area, the housing market downturn and current market conditions.  In order to address the Company’s nonperforming assets, the Company took the following steps in 2010:

•                  Hired an independent third party contractor to conduct a thorough review and analysis of its loan portfolio, including a review of collateral valuations;

•                  During the second and third quarter of 2010, utilized the services of an experienced former bank regulator to assess the Bank’s credit risk and loan review function; and

•                  Hired an Appraisal Review Officer.

During 2010, the Company continued to proactively address the challenges presented by the economy.  The Company will focus on the following primary objectives during 2011:

•                  Completion of the Recapitalization contemplated by the Investment Agreement.

•                  Addressing and resolving problem assets;

•                  Further reducing costs to achieve greater efficiency; and

•                  Addressing and complying with all terms and conditions of the Orders.

The Orders required the Company and the Bank to, among other things, submit a capital plan to the OTS to preserve and enhance the capital of the Company and the Bank.  In addition, the Bank Order required the Bank to achieve and maintain a tier one core capital ratio and a Total Risk-Based Capital Ratio of at least 8% and 12%, respectively, by December 31, 2010.  Although the Bank did not meet these capital requirement deadlines, the Company entered into the Investment Agreement in order to comply with the capital requirements and anticipates that the Recapitalization will be completed during the second quarter of 2011.  See “General - Recapitalization Plan.”

Lending Activities

General.  At December 31, 2010, the Bank’s portfolio of net loans receivable amounted to $381.3 million or 63.6% of the Company’s total assets.  The Bank has traditionally concentrated its lending activities on loans collateralized by real estate.  Consistent with such approach, $392.2 million or 94.6% of the Bank’s total portfolio of loans receivable (“total loan portfolio”) consisted of loans collateralized by real estate at December 31, 2010.  The Bank is currently subject to various lending restrictions as a result of the provisions of the Bank Order.  See “Regulation-Regulatory Enforcement Actions.”

Loan Composition.  The following table sets forth certain data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Mortgage loans:
One-to four-family residential	$214,077	51.63%	$235,990	45.49%	$241,735	41.38%	$227,173	35.49%	$256,768	34.96%
Home equity and second mortgage	18,423	4.44	27,022	5.21	31,712	5.43	34,315	5.36	35,192	4.79
Multifamily residential	25,356	6.12	27,987	5.40	24,147	4.13	15,616	2.44	12,203	1.66
Commercial real estate	92,767	22.37	104,618	20.17	115,935	19.85	117,548	18.36	134,647	18.33
Land loans	22,590	5.45	41,405	7.98	50,510	8.65	42,843	6.69	47,590	6.48
Total permanent loans	373,213	90.01	437,022	84.25	464,039	79.44	437,495	68.34	486,400	66.22
Construction loans
One- to four-family residential	2,131	0.52	7,102	1.37	8,450	1.45	20,815	3.25	32,146	4.38
Speculative one- to four-family residential	1,161	0.28	8,849	1.71	17,096	2.93	40,893	6.39	80,311	10.93
Multifamily residential	10,871	2.62	14,178	2.73	15,016	2.56	18,632	2.91	14,120	1.92
Commercial real estate	2,110	0.51	9,717	1.87	18,297	3.13	31,239	4.88	21,896	2.98
Land development	2,696	0.65	9,449	1.82	18,457	3.16	42,145	6.58	47,439	6.46
Total construction loans	18,969	4.58	49,295	9.50	77,316	13.23	153,724	24.01	195,912	26.67
Total mortgage loans	392,182	94.59	486,317	93.75	541,355	92.67	591,219	92.35	682,312	92.89

Commercial loans	10,376	2.50	14,575	2.81	21,922	3.75	24,846	3.88	26,281	3.58

Consumer loans:
Automobile	3,958	0.95	6,810	1.31	8,631	1.48	9,531	1.49	12,086	1.65
Other consumer	8,095	1.96	11,052	2.13	12,291	2.10	14,537	2.28	13,815	1.88
Total consumer loans	12,053	2.91	17,862	3.44	20,922	3.58	24,068	3.77	25,901	3.53

Total loans receivable	414,611	100.00%	518,754	100.00%	584,199	100.00%	640,133	100.00%	734,494	100.00%

Less:
Undisbursed loan funds	(1,964)		(4,327)		(11,750)		(36,868)		(40,069)
Unearned discounts and net deferred loan costs (fees)	(220)		23		529		321		143
Allowance for losses	(31,084)		(32,908)		(6,441)		(5,162)		(2,572)
Total loans receivable, net	$381,343		$481,542		$566,537		$598,424		$691,996

Loan Maturity and Interest Rates.  The following table sets forth certain information at December 31, 2010, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Year Through Five Years	After Five Years	Total
	(In Thousands)
Mortgage loans:
One- to four-family residential	$8,717	$25,917	$179,443	$214,077
Home equity and second mortgage	6,009	11,032	1,382	18,423
Multifamily residential	4,423	20,262	671	25,356
Commercial real estate	33,867	52,332	6,568	92,767
Land loans	11,935	8,833	1,822	22,590
Construction	6,642	12,327	—	18,969
Commercial loans	5,969	3,018	1,389	10,376
Consumer loans	2,642	8,691	720	12,053
Total(1)	$80,204	$142,412	$191,995	$414,611

(1)     Gross of undisbursed loan funds, unearned discounts and net deferred loan fees, and the allowance for loan losses.

The following table sets forth the dollar amount of the Bank’s loans at December 31, 2010, due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Mortgage loans:
One- to four-family residential	$55,028	$150,332	$205,360
Home equity and second mortgage	8,248	4,166	12,414
Multifamily residential	16,528	4,405	20,933
Commercial real estate	54,156	4,744	58,900
Land loans	6,620	4,035	10,655
Construction	4,640	7,687	12,327
Commercial loans	3,561	846	4,407
Consumer loans	7,019	2,392	9,411
Total	$155,800	$178,607	$334,407

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

Applications are initially received by loan officers or from the Bank’s secure website.   Applications received over the Bank’s website are forwarded to loan officers.  All loans exceeding an individual officer’s approval authority are subject to review by members of the appropriate loan committee. The Bank has two loan committees (Senior Loan Committee and Director Loan Committee) that review and make decisions based upon type, size, and classification of the credit.

During 2010, the Bank did not purchase any participation loans.  During 2009, the Bank purchased a participation in one single family residential loan totaling $100,000.  During 2008, the Bank purchased a participation in one commercial mortgage loan totaling $2.3 million.

To minimize interest rate risk, fixed rate loans with terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market.  The rights to service such loans are typically sold with the loans. This allows the Bank to provide its customers competitive long-term fixed rate mortgage products, which have been the predominant mortgage financial product for residential home buyers recently due to the low rate environment, while not exposing the Bank to undue interest rate risk.  These loans are originated subject to Fannie Mae, Freddie Mac and the specific investor’s underwriting guidelines.  The Secondary Market Department of the Bank typically locks and confirms the purchase price of the loan on the day of the loan application, which protects the Bank from market price movements and ensures that the Bank will receive a fair and reasonable price on the sale of the respective loan.  In 2009, the Bank used third party contract underwriting services with the Bank assuming all risk associated with underwriting loans including material error(s), fraud, early payoff, and early payment default.   Beginning in March 2010, the Bank moved the underwriting process in-house.  No secondary market loans were required to be repurchased by the Bank during 2010.  In 2010, 2009, and 2008, the Bank’s secondary market loan sales amounted to $38.5 million, $44.5 million, and $25.0 million, respectively.  The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans on the secondary market, the Bank periodically sells larger commercial loans or participations in such loans in order to comply with the Bank’s loans to one borrower limit or for credit concentration purposes.  In such situations, the loans are typically sold with servicing retained.  In 2010, loans sold amounted to $1.1 million.  During 2009, no such loans were sold.  During 2008, such loans sold amounted to approximately $4.0 million.  At December 31, 2010, 2009, and 2008, the balances of loans sold with servicing retained were approximately $10.6 million, $11.8 million, and $28.5 million, respectively.   Loan servicing fee income for the years ended December 31, 2010, 2009, and 2008, was approximately $27,000, $91,000, and $117,000, respectively.

The following table shows the Bank’s originations, sales, purchases, and repayments of loans during the periods indicated.

	Year Ended December 31,
	2010		2009	2008
	(In Thousands)

Loans receivable at beginning of period	$518,754		$584,199	$640,133
Loan originations:
Mortgage loans:
One- to four-family residential	18,336		37,508	68,121
Home equity and second mortgage loans	4,032		7,464	15,214
Multifamily residential	666	(3)	584	6,769
Commercial real estate	7,711	(3)	16,297	23,869
Land loans	5,551	(3)	5,510	23,264
Construction	7,531	(3)	12,541	15,060
Commercial loans	2,913	(3)	4,803	14,277
Consumer:
Automobile	1,520		3,531	5,589
Other	4,092		6,866	9,060
Total loan originations(1)	52,352		95,104	181,223
Loan purchases	—		100	2,333
Repayments	(115,044)		(119,418)	(206,781)
Loan sales	(1,105)		—	(4,045)
Charge-offs and transfers to REO	(40,346)		(41,231)	(28,664)
Net loan activity	(104,143)		(65,445)	(55,934)
Loans receivable at end of period(2)	$414,611		$518,754	$584,199

(1)          Includes loans which the borrower refinanced with the Bank of $17.6 million, $18.9 million, and $38.0 million, for each of the years ended December 31, 2010, 2009, and 2008, respectively. Specifically, for the year ended December 31, 2010, refinanced loans represented $6.3 million of commercial real estate originations and $4.7 million of land loan originations.

(2)          Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

(3)          The Bank Order currently prohibits the Bank from making, purchasing or committing to purchase these loans, except with the prior written non-objection of the OTS. These amounts include line of credit draws on existing loans and new and refinanced loans for which prior written non-objection of the OTS was received.

Loans to One Borrower.  A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  At December 31, 2010, the Bank’s limit on loans to one borrower was approximately $9.2 million compared to $7.3 million at December 31, 2009.  At December 31, 2010, the Bank’s largest loan or group of loans to one borrower, including persons or entities related to the borrower, amounted to $9.2 million, including undisbursed loan funds.  The Bank’s ten largest loans or groups of loans to one borrower, including persons or entities related to the borrower, including unfunded commitments, totaled $66.6 million at December 31, 2010.  Of the $66.6 million, 52 loans totaling $14.5 million related to three borrowers were on nonaccrual status at December 31, 2010.  See “Asset Quality.”

One- to Four-Family Residential Real Estate Loans.  At December 31, 2010, $214.1 million or 51.6% of the Bank’s total loan portfolio consisted of one- to four-family residential real estate loans.   Of the $214.1 million of such loans at December 31, 2010, $152.7 million or 71.3% had adjustable rates of interest (including $18.9 million of seven-year adjustable rate loans) and $61.4 million or 28.7% had fixed rates of interest. At December 31, 2010, the Bank had $23.7 million of net (net of specific valuation allowances) nonaccrual one- to four-family residential loans and $2.3 million of one- to four-family residential loans 30-89 days delinquent and not on nonaccrual status.  See “Asset Quality.”

The Bank currently originates both fixed rate and adjustable rate one- to four-family residential mortgage loans.  The Bank’s fixed rate loans to be held in portfolio are typically originated with maximum terms of fifteen years and are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term.  The Bank generally does offer fixed rate loans with terms exceeding fifteen years and such loans are typically sold in the secondary market.  However, from time to time, the Bank does originate 30 year fixed rate loans for its portfolio.  These are approved by the Bank’s Executive Committee, follow traditional underwriting guidelines, and are limited in nature due to the interest rate risk involved.  The Bank’s one- to four-family loans are typically originated under terms, conditions and documentation that permit them to be sold to U.S. Government-sponsored agencies such as Fannie Mae or Freddie Mac. However, as stated above, such loans with terms of less than fifteen years are generally originated for retention in the Bank’s portfolio while substantially all of such loans with terms of fifteen years or longer are sold in the secondary market.  The Bank’s residential loans typically include “due on sale” clauses.

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

Home Equity and Second Mortgage Loans.   At December 31, 2010, $18.4 million or 4.4% of the Bank’s total loan portfolio consisted of home equity and second mortgage loans.  At December 31, 2010, the unused portion of home equity lines of credit was $5.8 million.  At December 31, 2010, the Bank had net nonaccrual home equity and second mortgage loans totaling $1.1 million.  See “Asset Quality.”

The Bank’s home equity and second mortgage loans are fixed rate loans with fully amortized terms of up to fifteen years, variable rate interest-only loans with terms up to three years, or home equity lines of credit.  The variable rate loans are typically tied to Wall Street Journal Prime, plus a margin commensurate with the risk as determined by the borrower’s credit score.  Longer-term amortizing loans typically have a balloon feature in five, seven, or ten years.  The home equity lines of credit are typically either fixed rate for a term of no longer than one year or variable rate with terms up to five years.  The Bank generally limits the total loan-to-value on these mortgages to 90% of the value of the secured property if the Bank holds the first mortgage and 80% if the first mortgage is held by another party.

Multifamily Residential Real Estate Loans.    The Bank Order currently prohibits the Bank from making, purchasing or committing to purchase commercial real estate loans, including multifamily loans, except with the prior written non-objection of the OTS.  At December 31, 2010, $25.4 million or 6.1% of the Bank’s total loan portfolio consisted of loans collateralized by existing multifamily residential real estate properties.  At December 31, 2010, the Bank had net nonaccrual multifamily real estate loans of $6.1 million.  See “Asset Quality.”

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

Commercial Real Estate Loans.  The Bank Order currently prohibits the Bank from making, purchasing or committing to purchase commercial real estate loans, except with the prior written non-objection of the OTS.  At December 31, 2010, $92.8 million or 22.4% of the Bank’s total loan portfolio consisted of loans collateralized by existing commercial real estate properties.  At December 31, 2010, the Bank had net nonaccrual commercial real estate loans of $10.7 million. See “Asset Quality.”

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

Commercial real estate lending entails additional risks as compared to the Bank’s one- to four-family residential property loans. Commercial real estate loans generally involve larger loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate, and largely on regional and economic conditions.  During the most recent period of economic expansion between 2002 and 2006, the Bank focused on commercial real estate activities within the market in order to take advantage of growth. However, this period of economic expansion resulted in an oversupply of residential lots, residential housing, and commercial real estate and recently all market areas of the Bank have been affected by the downturn in the national economy.  The Northwest Arkansas market region is currently in a correction mode but the Bank believes this region is still an economically viable area for the future.  This region is the home of the corporate offices of the world’s largest retailer, Wal-Mart; as well as the nation’s largest meat company, Tyson Foods; trucking firms J. B. Hunt and FedEx Freight; and the University of Arkansas.

Land Loans.  The Bank Order currently prohibits the Bank from extending credit for the purpose of land acquisition, except with the prior written non-objection of the OTS.  Land loans include loans for the acquisition or refinancing of land for consumer or commercial purposes.  This segment of the portfolio totaled $22.6 million, or 5.5% of the Bank’s total loan portfolio, as of December 31, 2010.  Generally, these loans are collateralized by properties in the Bank’s market areas.  At December 31, 2010, the Bank had net nonaccrual land loans totaling $6.3 million.  See “Asset Quality.”

Land Development Loans.  The Bank has also offered loans for the acquisition and development of land into residential subdivisions. At December 31, 2010, $2.7 million or 0.7% of the Bank’s total loan portfolio consisted of land development loans.  However, no new land development loans have been originated since the fourth quarter of 2006 due to local real estate market conditions.  In addition, the Bank Order currently prohibits the Bank from extending credit for the purpose of land acquisition and development, except with the prior written non-objection of the OTS.  This segment of the market in Northwest Arkansas has been heavily impacted by the oversaturation of housing units.  As a result of slowing lot sales, borrowers have been unable to rely on lot sales to repay their loans and have had to rely on secondary sources of repayment.  At December 31, 2010, the Bank had net nonaccrual land development loans of $534,000.  See “Asset Quality.”

Construction Loans.  The Bank Order currently prohibits the Bank from extending credit for construction lending without the prior non-objection of the OTS, except for construction of an owner occupied one- to four-family dwelling with at least 20 percent down payment or that is subject to a firm pre-sold commitment.  At December 31, 2010, construction loans, including land development loans, amounted to $19.0 million or 4.6% of the Bank’s total loan portfolio. Our market areas of Benton and Washington counties previously experienced tremendous growth and provided the Bank with increased lending opportunities.  However, beginning in late 2005, the Bank began to note an oversupply of homes and lots in the Northwest Arkansas market and limited its construction loan origination activity accordingly.  Construction loan originations dropped from $93.6 million in 2006 to $39.0 million in 2007, $15.1 million in 2008, $12.5 million in 2009 and $7.5 million in 2010.

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

The Bank has made construction loans to local builders for the purpose of construction of speculative (or unsold) residential properties, and for the construction of pre-sold one- to four-family homes.  These loans were subject to credit review, analysis of personal and, if applicable, corporate financial statements, and an appraisal of the property to be constructed. The Bank also reviewed and inspected the project prior to the disbursement of funds (draws) during the construction term.  Loan proceeds were disbursed after a satisfactory inspection of the project has been made based upon percentage of completion.  Interest on these construction loans is due upon maturity.  The Bank may extend the term of a construction loan upon payment of interest accrued if the property has not been sold by the maturity date.  During 2006, the Bank began to experience an increase in the incidence of builders who were unable to pay their interest at maturity due to a softening of the housing market in Northwest Arkansas.  Market data indicates an overall decrease in the number of home sales in Benton and Washington counties in 2010 and 2009 compared to 2008, 2007 and 2006.

Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential loans.  This is due, in part, to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders.  In addition, construction loans to a builder for construction of homes that are not pre-sold possess a greater potential risk to the Bank than construction loans to individuals on their personal residences or on houses that are pre-sold prior to the inception of the loan.  The Bank analyzed each borrower involved in speculative building and limited the principal amount and number of unsold speculative homes at any one time with such borrower.  At December 31, 2010, the Bank had one nonaccrual speculative one- to four-family construction loan totaling $9,000, net of specific valuation allowance.  See “Asset Quality.”

Commercial Loans.  The Bank also offers commercial loans, which primarily consist of equipment and inventory loans that are typically cross-collateralized by commercial real estate.  At December 31, 2010, such loans amounted to $10.4 million or 2.5% of the total loan portfolio.  At December 31, 2010, the Bank had net nonaccrual commercial loans of $689,000.  See “Asset Quality.”

The Bank’s commercial loans are typically originated with fixed interest rates and call provisions between one and five years.  These loans are typically based on a maximum fifteen-year amortization schedule.  The Bank also originates interest-only commercial loans and variable rate commercial loans.  The Bank’s commercial loans do not provide for negative amortization.

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers while increasing the yield on its overall loan portfolio and decreasing its interest rate risk due to the relatively shorter-term nature of consumer loans. The consumer loans offered by the Bank primarily include automobile loans, deposit account secured loans, and unsecured loans.  Consumer loans amounted to $12.1 million or 2.9% of the total loan portfolio at December 31, 2010, of which $4.0 million and $8.1 million consisted of automobile loans and other consumer loans, respectively.  The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community-oriented financial institution.  At December 31, 2010, the Bank had net nonaccrual consumer loans of $112,000.  See “Asset Quality.”

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

Delinquent Loans.  The following table sets forth information concerning loans past due 30-89 days not on nonaccrual status at December 31, 2010 and 2009, in dollar amounts (in thousands) and as a percentage of the Bank’s total loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.  Past due loans not on nonaccrual status are down since December 31, 2009 in all categories of loans.

	December 31, 2010	December 31, 2009
One- to four-family residential	$2,274	$2,759
Home equity and second mortgage	108	201
Land	17	1,156
Commercial real estate	103	974
Commercial loans	41	1,668
Consumer loans	53	118
	$2,596	$6,876

Percentage of Loan Portfolio	0.63%	1.33%

The following table sets forth the amounts and categories of the Bank’s nonperforming assets, net of specific valuation allowances, at the dates indicated.

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006
	Net	% Assets	Net	% Assets	Net	% Assets	Net	% Assets	Net	% Assets
Nonaccrual Loans:
One- to four-family residential	$23,696	3.95%	$11,941	1.63%	$8,322	1.05%	$6,778	0.86%	$3,634	0.43%
Home equity and second mortgage	1,146	0.19%	1,174	0.16%	897	0.11%	1,176	0.15%	891	0.10%
Speculative one- to four-family construction	9	—	1,081	0.15%	1,461	0.18%	4,902	0.62%	5,287	0.62%
Multifamily residential	6,094	1.02%	1,431	0.20%	441	0.06%	—	—	—	—
Land development	534	0.09%	6,144	0.84%	1,520	0.19%	9,092	1.15%	5,324	0.62%
Land	6,330	1.05%	13,709	1.88%	2,117	0.27%	1,310	0.16%	1,352	0.16%
Commercial real estate	10,742	1.79%	6,795	0.93%	6,542	0.82%	6,135	0.77%	738	0.09%
Commercial	689	0.10%	463	0.06%	1,164	0.15%	895	0.11%	1,049	0.12%
Consumer	112	0.02%	129	0.01%	39	0.00%	146	0.02%	134	0.02%

Total nonaccrual loans	49,352	8.22%	42,867	5.86%	22,503	2.83%	30,434	3.84%	18,409	2.16%

Accruing loans 90 days or more past due	—	—	—	—	8,961	1.13%	2,412	0.30%	668	0.08%

Real estate owned	44,706	7.45%	35,155	4.81%	22,385	2.81%	8,120	1.03%	3,858	0.45%

Total nonperforming assets	94,058	15.68%	78,022	10.67%	53,849	6.77%	40,966	5.17%	22,935	2.69%
Performing restructured loans	5,254	0.88%	4,609	0.63%	1,893	0.24%	1,394	0.18%	1,972	0.23%

Total nonperforming assets and performing restructured loans (1)	$99,312	16.55%	$82,631	11.30%	$55,742	7.01%	$42,360	5.35%	$24,907	2.92%

(1) The table above does not include substandard impaired loans of $6.3 million that were not on nonaccrual status or restructured loans as of December 31, 2009.  In 2010 there were no such loans. These impaired loans generally include loans for which there may be doubt about the ultimate timing of collection of principal and interest compared to the original terms of the note but where the payment history has been satisfactory and collateral coverage is estimated to be adequate to pay principal and interest in full.  The table also does not include substandard loans which were judged not to be impaired totaling $50.4 million and $37.3 million at December 31, 2010 and December 31, 2009, respectively.

The composition of net nonaccrual loans by status was as follows (dollars in thousands):

	December 31, 2010		December 31, 2009		Increase (Decrease)
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance

Bankruptcy or foreclosure	60	$8,396	85	$22,670	(25)	$(14,274)
Over 90 days past due	16	3,363	32	3,150	(16)	213
30-89 days past due	93	14,200	13	3,564	80	10,636
Not past due	137	23,393	44	13,483	93	9,910
	306	$49,352	174	$42,867	132	$6,485

As illustrated in the table above, loans in bankruptcy or foreclosure are down compared to December 31, 2009 and loans over 90 days past due have held relatively steady.  The largest components of the increase in nonaccrual loans are in loans 30 to 89 days past due and loans that were not delinquent at the end of the period.  Such loans increased by $20.5 million representing 173 loans. Many of these loans have not experienced a history of past due payments but have other indicators that they should be considered for nonaccrual status such as marginal or negative debt service coverage ratios, lack of liquid cash reserves, deteriorating credit scores, declining financial position or operating results, or speculative projects that did not sell as planned that do not have adequate guarantor support.

The table below reflects the payment terms for nonaccrual loans that were not past due as of the periods indicated (dollars in thousands):

	December 31, 2010		December 31, 2009		Increase (Decrease)
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance

Monthly principal and interest	124	$18,460	18	$2,221	106	$16,239
Interest only	9	4,364	9	1,461	—	2,903
Term due	4	569	13	7,303	(9)	(6,734)
Other	—	—	4	2,498	(4)	(2,498)
	137	$23,393	44	$13,483	93	$9,910

The increase in net nonaccrual loans from $42.9 million at December 31, 2009 to $49.4 million at December 31, 2010 was primarily related to increases in nonaccrual single family residential loans, nonaccrual multifamily residential loans and nonaccrual commercial real estate loans, offset by decreases in nonaccrual land and land development loans. The increase in nonaccrual single family loans was due to a $10.6 million increase in nonaccrual nonowner-occupied single family loans.  At December 31, 2009, there were 27 such loans totaling $4.9 million compared to 110 such loans totaling $15.6 million at December 31, 2010, primarily related to one borrower whose rental properties totaled $6.6 million.  At December 31, 2010, these loans were 60 days past due.  The increase in nonaccrual multifamily loans was primarily due to two loans totaling $3.8 million.  The increase in nonaccrual commercial real estate loans was primarily related to two borrowers totaling $3.5 million.

Nonaccrual multifamily, land and commercial real estate loans comprised over 45% of nonaccrual loans at December 31, 2010. Loans in these categories with balances in excess of $1.0 million at December 31, 2010 are listed in the table below (in thousands).

	Location	Date to Nonaccrual	Comments	Loan Balance	Specific Valuation Allowance	Net of SVA	Valuation Date

Multifamily
30-unit completed apartment complex	Fayetteville, AR	3Q2010	(A)	$3,308	$1,887	$1,421	November 2010
29 completed condominium units	Fayetteville, AR	3Q2010	(B)	3,285	871	2,414	October 2010
24-unit apartment complex, under construction	Fayetteville, AR	4Q2009	(C)	1,680	290	1,390	December 2010
Other - 3 loans under $500,000 each				869	—	869
				$9,142	$3,048	$6,094

Land
79 developed single family lots	Fayetteville, AR	2Q2010	(D)	$2,307	$153	$2,154	July 2010
Other — 30 loans under $1 million each				4,681	505	4,176
				$6,988	$658	$6,330

Commercial Real Estate
5,980-square foot retail property	Fayetteville, AR	4Q2009	(E)	$2,587	$241	$2,346	December 2010
15-unit strip mall development, under construction	Farmington, AR	3Q2009	(F)	1,740	963	777	December 2010
42,267-square feet retail/office space	Mtn Home, AR	2Q2010	(G)	2,766	583	2,183	December 2010
9,551-square foot office building	Bentonville, AR	2Q2010	(H)	1,299	—	1,299	January 2011
Other - 19 loans under $1 million each				4,665	528	$4,137
				$13,057	$2,315	$10,742

(A) -         This property is currently 100% occupied.  The loan was placed on nonaccrual status due to the borrowers’ bankruptcy filing.  The ownership of the LLC that owns the collateral property was transferred to a third party who is managing the property and making the loan payments.  This party is not a signer on the loan nor a legal guarantor.  The loan requires quarterly interest payments and was current at December 31, 2010.

(B) -           This loan was originated as a speculative condo project.  The housing market declined after origination and the borrower was not able to sell the condos as quickly as planned. The borrower is continuing to market the condos for sale but has rented them to provide cash flow for debt service to supplement the proceeds received from sales.  The loan requires monthly principal and interest payments and was current at December 31, 2010.

(C) -           The borrower is working to complete the construction and begin leasing the units. The loan matured November 30, 2010 and the Bank is in the process of extending the loan with the borrower.  The loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio.

(D) -          The property underlying this loan was foreclosed by the Bank and purchased at foreclosure by the borrower. The loan will be maintained on nonaccrual status until a pattern of performance is established.  The loan requires quarterly interest payments and was current at December 31, 2010.

(E) -            This loan was placed on nonaccrual status due to borrower’s global cash flow.  The loan requires monthly principal and interest payments and was current at December 31, 2010.

(F) -            This loan was placed on nonaccrual status due to borrower’s global cash flow. The borrower is attempting to sell the property.

(G) -           This loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio.  The loan was 90 days past due at December 31, 2010 and the borrower filed bankruptcy during the fourth quarter 2010.

(H) -          This loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio.  This loan requires monthly principal and interest payments and was less than 30 days past due at December 31, 2010.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated (dollars in thousands).

	December 31, 2010	December 31, 2009	Increase (Decrease)	Percentage Change

Real estate owned
One- to four-family residential	$10,543	$10,216	$327	3.2%
Speculative one- to four-family construction(1)	504	3,186	(2,682)	(84.2)
Multifamily	—	545	(545)	(100.0)
Land(2)	25,093	13,952	11,141	79.9
Commercial real estate	8,566	7,256	1,310	18.1
Total real estate owned	$44,706	$35,155	$9,551	27.2%

(1)          At December 31, 2010, all of these properties were 100% complete.

(2)          At December 31, 2010, $11.3 million of the land balance represented 421 developed subdivision lots and $2.5 million represented four unimproved commercial lots. The remaining $11.3 million consisted of raw land.

The land component of real estate owned is made up of the following at December 31, 2010 (in thousands):

	Location	Date to real estate owned	Balance	Valuation Date

Land
35 developed single family lots	Pea Ridge, AR	12/30/2008	$329	8/14/2010
48 developed single family lots	Elm Springs, AR	10/21/2008	1,109	8/27/2010
110 developed single family lots	Springdale, AR	4/17/2008	3,055	8/31/2010
59 developed single family lots	Lowell, AR	5/30/2008	1,525	8/27/2010
42 developed single family lots	Cave Springs, AR	6/21/2010	900	8/4/2010
49 developed single family lots	Fayetteville, AR	8/17/2010	2,399	9/10/2010
15 developed residential lots	Fayetteville, AR	5/25/2010	417	7/28/2010
10 developed single family lots	Farmington, AR	7/2/2009	435	12/13/2010
1 unimproved commercial lot	Rogers, AR	10/29/2009	1,871	8/27/2010
3 unimproved commercial lots	Springdale, AR	11/19/2009	663	7/26/2010
79.7 acres for future residential development	Fayetteville, AR	4/7/2010	2,149	9/1/2010
24.0 acres for future residential development	Lowell, AR	4/19/2010	1,704	8/12/2010
30.7 acres for future residential development	Lowell, AR	5/30/2008	1,222	8/12/2010
63.3 acres for future residential development	Elm Springs, AR	10/21/2008	827	8/27/2010
24.6 acres for future residential development	Fayetteville, AR	8/17/2010	1,249	9/10/2010
59.9 acres for future residential development	Fayetteville, AR	8/17/2010	1,228	9/2/2010
40 acres for future residential development	Farmington, AR	12/14/2010	890	1/2/2011
38 acres for future residential development	Fayetteville, AR	12/14/2010	1,107	9/1/2010
2.6 acres for future commercial development	Springdale, AR	7/15/10	426	9/13/2010
Other - 59 properties	various	various	1,588
			$25,093

The Bank is diligently working to dispose of its REO and has several team members dedicated to this effort, including an experienced special assets officer who is working full-time to liquidate the Bank’s properties in the Northwest Arkansas market. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, market research reports, and our own market evaluations to make pricing and selling decisions.  The Bank’s Chief Lending Officer, loan officers, credit administration manager, special assets officer, and team members in the collections department all work together in this endeavor.   The Bank’s goal is to liquidate these properties in an orderly and efficient manner without incurring extraordinary losses due to quick sale pricing.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  At December 31, 2010, the Bank had $149.7 million of classified assets, net of specific valuation allowances, including $49.4 million of nonaccrual loans and $44.7 million of real estate owned.  Substandard loans include $55.6 million of loans with accrued interest of $228,000 not included in the nonperforming assets table.  Such loans have been reviewed and determined not to be impaired or if impaired, were estimated to have no loss.  As a result, such loans remained on accrual status at December 31, 2010.

In addition, at December 31, 2010, the Bank had $36.6 million of assets with accrued interest of $195,000 designated as special mention. Special mention assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date.

Allowance for Loan Losses.   The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged off against the allowance when management believes it is likely that a loan balance is uncollectible.  Subsequent recoveries, if any, are credited to the allowance.

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

The allowance for loan losses represents management’s estimate of incurred credit losses inherent in the Company’s loan portfolio as of the balance sheet date.  The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of the Company’s borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and general economic conditions, including unemployment, bankruptcy trends, vacancy rates and the level and trend of home sales and prices.  Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Multifamily residential, commercial real estate, land and land development, and commercial loans that are delinquent or where the borrower’s total loan relationship exceeds $250,000 are evaluated on a loan-by-loan basis at least annually.  Nonaccrual loans and troubled debt restructurings (“TDRs”) are also considered to be impaired loans. TDRs are restructurings in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

Although we consider the allowance for loan losses of approximately $31.1 million, which consists of a general valuation allowance of $23.1 million and a specific valuation allowance of $8.0 million, adequate to cover losses inherent in our loan portfolio at December 31, 2010, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.  Either of these occurrences could materially and adversely affect our financial condition and results of operations.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods indicated.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Total loans outstanding at end of period	$414,611	$518,754	$584,199	$640,133	$734,494
Average loans outstanding	$460,668	$549,215	$583,063	$649,062	$726,642
Allowance at beginning of period	$32,908	$6,441	$5,162	$2,572	$2,114
Charge-offs:
One- to four-family residential	(2,127)	(1,218)	(63)	(75)	(25)
Home equity and second mortgage	(552)	(657)	(392)	(175)	(2)
Multifamily residential	(329)	(601)	—	—	—
Commercial real estate	(464)	(1,835)	(316)	(18)	—
Land	(3,477)	(6,312)	(32)	(20)	—
Land development	(288)	(4,453)	(2,396)	—	—
Construction	(611)	(630)	(236)	(401)	(239)
Commercial	(733)	(2,352)	(827)	(132)	(234)
Consumer (1)	(462)	(706)	(652)	(798)	(695)
Total charge-offs	(9,043)	(18,764)	(4,914)	(1,619)	(1,195)
Recoveries:
One- to four-family residential	42	7	—	5	—
Home equity and second mortgage	6	5	5	—	—
Multifamily residential	2	9	—	—	—
Commercial real estate	1	14	88	—	—
Land	52	2	2	—	—
Land development	—	650	—	—	—
Construction	1	9	231	5	7
Commercial	31	2	2	—	—
Consumer (1)	125	168	155	171	164
Total recoveries	260	866	483	181	171
Net charge-offs	(8,783)	(17,898)	(4,431)	(1,438)	(1,024)
Total provisions for losses	6,959	44,365	5,710	4,028	1,482
Allowance at end of period	$31,084	$32,908	$6,441	$5,162	$2,572

Allowance for loan losses as a percentage of total loans outstanding at end of period	7.50%	6.34%	1.11%	0.81%	0.35%

Net loans charged-off as a percentage of average loans outstanding	1.91%	3.26%	0.76%	0.22%	0.14%

(1)          Consumer loan charge-offs include overdraft charge-offs of $303,000, $375,000, $480,000, $575,000, and $600,000, for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively.  Consumer loan recoveries include recoveries of overdraft charge-offs of $100,000, $142,000, $140,000, $162,000, and $151,000, for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

The following table presents the allocation of the Bank’s allowance for loan losses by the type of loan at each of the dates indicated as well as the percent of the type of loan to total loans receivable.

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$5,380	51.63%	$4,292	45.49%	$490	41.38%	$221	35.49%	$204	34.96
Home equity and second mortgage	1,274	4.44	1,688	5.21	350	5.43	160	5.36	222	4.79
Speculative one- to four-family construction	81	0.28	884	1.71	153	2.93	405	6.39	589	10.93
Multifamily residential	6,029	6.12	2,671	5.40	29	4.13	19	2.44	15	1.66
Commercial real estate	9,246	22.37	8,554	20.17	448	19.85	309	18.36	413	18.33
Land	2,563	5.45	8,589	7.98	869	8.65	105	6.69	48	6.48
Land development	1,473	0.65	1,181	1.82	1,583	3.16	2,658	6.58	211	6.46
Construction	856	3.65	1,911	5.97	79	7.14	118	11.04	92	9.28
Commercial	3,543	2.50	2,578	2.81	2,020	3.75	628	3.88	452	3.58
Consumer	639	2.91	560	3.44	420	3.58	539	3.77	326	3.53
Total	$31,084	100.00%	$32,908	100.00%	$6,441	100.00%	$5,162	100.00%	$2,572	100.00%

The changes in allowance balances between 2009 and 2010 are primarily due to decreases in loan balances and a decrease in the specific valuation allowance for land of $3.3 million related to charge-offs taken upon transfer of the related loans to real estate owned, offset by an increase in loss factors for single family, multifamily, land development, and commercial loans and increases in specific valuation allowances for multifamily loans of $2.5 million, commercial real estate loans of $607,000, and commercial loans of $685,000. The increases in the periods presented through 2009 are primarily related to increases in loss factors applied to the various allowance categories offset by decreases in certain of the related loan balances.  See “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein.

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

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost.  Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.  At December 31, 2010, all of the Bank’s investment securities were classified as available for sale.  At December 31, 2010, investment securities with a carrying value of approximately $27.9 million were pledged as collateral for certain deposits in excess of $250,000.  At December 31, 2010, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government sponsored agencies, did not exceed more than 10% of the Company’s stockholders’ equity, except as follows. At December 31, 2010, the Bank held Fayetteville School District bonds with a carrying value and market value of $5.2 million, representing 14.5% of stockholders’ equity.

The following table sets forth the amount of investment securities available for sale at amortized cost that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2010.  Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	Less than One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Municipal securities	$—	—%	$2,270	4.20%	$4,672	4.12%	$26,153	4.81%	$33,095	4.67%
U. S. Government sponsored agencies	—	—%	—	—%	2,000	3.00%	50,331	4.14%	52,331	4.10%
Total	$—	—%	$2,270	4.20%	$6,672	3.79%	$76,484	4.37%	$85,426	4.32%

As of December 31, 2010, there were approximately $77.9 million of investment securities at an average interest rate of 4.24% with issuer call options, of which approximately $56.8 million at an average interest rate of 4.11% are callable within one year.

During the third quarter of 2010, securities with a carrying value of $85.8 million and a market value of $87.9 million were transferred from held to maturity to available for sale.  Upon transfer, the securities were written up to market value and the resulting net unrealized gain was recognized as an increase to other comprehensive income of $1.3 million.  Management transferred the securities to the available for sale category in order to take advantage of current market conditions to realize gains in certain securities.

The following tables set forth the carrying value of the Company’s investment securities by classification.

	December 31,
Available for Sale	2010	2009	2008
	(In Thousands)
Investment securities available for sale:
Municipal securities	$32,138	$—	$—
U.S. Government sponsored agencies	50,968	—	—
Total	$83,106	$—	$—

	December 31,
Held to Maturity	2010	2009	2008
	(In Thousands)
Investment securities held to maturity:
Municipal securities	$—	$25,480	$19,565
U.S. Government sponsored agencies	—	110,051	116,847
Total	$—	$135,531	$136,412

As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock.  At December 31, 2010 the Bank’s investment in FHLB stock amounted to $1.3 million.  No ready market exists for such stock and it has no quoted market value.

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

The Bank considers its primary market area to be Northcentral and Northwest Arkansas.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits.  The Bank does not advertise for retail deposits outside of its primary market area and management believes that non-residents of Arkansas held an insignificant number of deposit accounts at December 31, 2010.  Services of deposit brokers have been used on a limited basis with less than 2% of deposits at December 31, 2010, obtained through a broker. As of November 19, 2009 and in accordance with the directive from the OTS, the Bank may no longer accept, renew or roll over brokered deposits without the written non-objection of the OTS.   In addition, the Bank uses non-brokered institutional internet certificates of deposit as an additional source of funds to augment the retail CD market.  At December 31, 2010, internet certificates of deposit were 3.9% of deposits.

The Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Bank intends to continue to offer longer-term deposits to the extent possible and consistent with its asset and liability management goals. Due to the Bank Order, the Bank is considered to be “adequately capitalized” and as such is subject to restrictions on deposit rates under the FDIC’s brokered deposit rule which covers, in some circumstances, deposits solicited directly by the institution.

The following table shows the distribution of, and certain other information relating to, the Bank’s deposits by type of deposit, as of the dates indicated.

	December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 3.00%	$280,242	51.7%	$261,933	41.9%	$92,625	15.0%
3.00% - 3.99%	23,308	4.3	58,385	9.4	213,847	34.6
4.00% - 5.99%	37,143	6.9	59,019	9.4	77,587	12.5
6.00% - 7.99%	—	—	—	—	2,435	0.4
Total certificate accounts	$340,693	62.9	379,337	60.7	386,494	62.5

Transaction accounts:
Savings	26,091	4.8	24,983	4.0	23,019	3.7
Money market accounts	37,830	7.0	53,597	8.6	45,022	7.3
Checking accounts	137,186	25.3	166,707	26.7	163,468	26.5
Total transaction accounts	201,107	37.1	245,287	39.3	231,509	37.5
Total deposits	$541,800	100.0%	$624,624	100.0%	$618,003	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2010		2009		2008
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Savings accounts	$26,474	0.10%	$25,212	0.10%	$24,665	0.12%
Money market accounts	47,557	0.49	47,598	0.90	48,974	1.84
Checking accounts with interest	113,619	0.32	138,852	0.89	127,627	1.36
Checking accounts - noninterest	26,308	—	28,044	—	29,286	—
Certificates of deposit	378,782	2.28	385,226	3.02	399,256	4.00
Total deposits	$592,740	1.55%	$624,932	2.12%	$629,808	2.95%

The following table presents, by various interest rate categories, certificates of deposit at December 31, 2010 and 2009, and the amounts at December 31, 2010, which mature during the periods indicated.

	December 31,		Amounts at December 31, 2010 Maturing in the 12 Months Ending December 31,
	2010	2009	2011	2012	2013	Thereafter
	(In Thousands)
Certificate accounts:
Less than 3.00%	$280,242	$261,933	$178,543	$67,509	$22,602	$11,588
3.00% - 3.99%	23,308	58,385	14,122	5,411	2,703	1,072
4.00% - 5.99%	37,143	59,019	16,010	110,426	5,300	5,407
Total certificate accounts	$340,693	$379,337	$208,675	$183,346	$30,605	$18,067

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2010 by time remaining to maturity.

Amount
(In Thousands)
Period Ending:
March 31, 2011	$27,069
June 30, 2011	16,049
September 30, 2011	15,790
December 31, 2011	14,642
After December 31, 2011	45,627
Total certificates of deposit with balances of $100,000 or more	$119,177

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

At December 31, 2010, the Bank’s additional borrowing capacity with the FHLB was $61.4 million, comprised of qualifying loans collateralized by first-lien one- to four-family residences with a collateral value of $77.7 million and qualifying investment securities with a collateral value of $1.9 million less outstanding advances at December 31, 2010 of $18.2 million.

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

Borrowings from the FHLB at December 31, 2010, have maturity dates and weighted average rates as follows:

Year Ending December 31,	Weighted Average Rate	Amount
		(Dollars in Thousands)
2011	3.15%	$11,514
2012	2.24	3,570
2013	0.69	2,168
2014	4.16	114
2015	4.49	616
Thereafter	3.95	211
Total	2.74%	$18,193

The following table sets forth information with respect to the Company’s borrowings at and during the periods indicated.

	At or For the Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Maximum balance	$75,843	$82,182	$104,100
Average balance	33,856	67,793	92,544
Year end balance	18,193	59,546	92,212
Weighted average interest rate:
At end of year	2.74%	1.85%	3.05%
During the year	1.95%	2.93%	3.84%

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes.  Under the terms of the Bank Order, the Bank may not engage in any transaction with an affiliate unless the Bank has complied with the notice requirements of 12 CFR 563.41(c)(4), including providing written notice to the OTS at least 30 days before entering into a transaction with an affiliate or a subsidiary. The written notice must include a full description of the transaction. If the OTS does not object during the 30-day period, the Bank may proceed with the proposed transaction.  The Bank’s only subsidiary, First Harrison Service Corporation (the “Service Corporation”), was formed in 1971.  At December 31, 2010, the Service Corporation was inactive.

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

Transfer of OTS Powers. It is currently anticipated that effective July 21, 2011, one year after the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), signed into law on July 21, 2010, the OTS will be eliminated and its powers transferred to the FDIC, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve. The OCC will assume supervisory oversight of federal associations and will become the primary regulator of the Bank.  The Federal Reserve will assume oversight of all savings and loan holding companies and will become the primary regulator of the Company.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2010, the Bank was in compliance with the above restrictions.  The Company Order prohibits the Company from engaging in transactions with the Bank except exempt transactions under 12 CFR 223 and intercompany cost-sharing transactions and tax sharing transactions without the prior written non-objection of the OTS.

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

The Bank

General.  The OTS has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC.  The last regulatory examination of the Bank by the OTS was a joint exam with the FDIC conducted in the first quarter of 2011.  Federal laws and regulations prescribe the investment and lending authority of savings institutions, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.

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

FDIC insurance expense totaled $1.9 million, $1.7 million, and $374,000, in 2010, 2009, and 2008, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Bank received a one-time assessment credit of $592,000 to be applied against future deposit insurance assessments, subject to certain limitations. This credit was utilized to offset $140,000 of deposit insurance assessments during 2008. The assessment credits were mostly utilized for assessments through June 30, 2008.

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

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of approximately $350,000 during the quarter ended June 30, 2009, to reflect the special assessment. In addition, the FDIC increased the general assessment rate.

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

On February 7, 2011, the FDIC finalized the rule to redefine the deposit insurance assessment base as required by the Dodd-Frank Act.  The base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.  The FDIC also adopted a new rate schedule and suspended dividends indefinitely.  In lieu of dividends, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent and 2.5 percent.  All changes and revised rates go into effect April 1, 2011.

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

Temporary Liquidity Guarantee Program.  On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the latest extension of the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying 0.25% interest or less per annum and Interest on Lawyers Trust Accounts held at participating FDIC- insured institutions through December 31, 2010 (the Transaction Account Guarantee Program, or “TAG” Program). On December 5, 2008, the Company elected to participate in both the debt guarantee and TAG programs. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for the TAG program is 25 basis points annualized collected quarterly on average daily account balances in covered accounts exceeding $250,000. The TAG program expired on December 31, 2010.

On November 9, 2010, the FDIC adopted a final rule of the Dodd-Frank Act which provides unlimited FDIC insurance for noninterest-bearing transaction accounts in all banks effective December 31, 2010 and continuing through December 31, 2012.  On December 22, 2010, Congress passed a bill authorizing the FDIC to expand the unlimited FDIC insurance to lawyers trust accounts for 2011-2012.  The Dodd-Frank Act also permanently increases deposit insurance coverage to $250,000 per depositor.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” capital equal to at least 4.0% of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.  Our capital regulations define core capital and tangible capital as equity in accordance with GAAP, adjusted for unrealized gains and losses on certain available for sale securities, less investments in nonincludable subsidiaries, less goodwill and other intangible assets, less certain nonqualifying equity instruments, plus noncontrolling interests in includable consolidated subsidiaries, plus nonwithdrawable deposits of mutual associations Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not materially affect the Bank’s regulatory capital.

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

At December 31, 2010, the Bank had total risk-based, tier 1 risk-based, and tier 1 leverage ratios of 10.72%, 9.42% and 6.36% which would have satisfied the “well capitalized” criteria set forth in the table above.  The OTS may reclassify an institution to a lower capital category based on various supervisory criteria.  An “adequately capitalized” institution is subject to restrictions on deposit rates under the FDIC’s brokered deposit rule which covers, in some circumstances, deposits solicited directly by the institution.  As a result of the Bank Order, the Bank is required to raise its tier 1 core capital and Total Risk-Based Capital Ratios to 8% and 12%, respectively, by December 31, 2010.  At December 31, 2010, we did not meet these requirements and would have needed approximately $9.9 million in additional capital based on our assets at such date to meet these requirements. The Company anticipates the Recapitalization will be completed during the second quarter of 2011. See “General — Recapitalization Plan.”

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

Currently, the QTL test requires either (i) that a savings association qualifies as a domestic building and loan association as defined in Section 7701 (a)(19) of the Internal Revenue Code of 1986, as amended, (“Code”) or (ii) that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; educational loans; small business loans; loans made through credit cards or credit card accounts; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC.  In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; investments in a service corporation that derives at least 80% of its gross revenues from activities related to domestic or manufactured residential housing; 200% of the amount of loans and investments in “starter homes”; 200% of the amount of certain loans in “credit-needy” areas; loans for the purchase, construction, development, or improvements of “community service facilities” not in credit-needy areas; loans for personal, family, or household purchases (other than those in the includable without limit category); and stock issued by the FHLMC or the FNMA.  Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and

(iii) liquid assets up to 20% of the institution’s total assets.  At December 31, 2010, the qualified thrift investments of the Bank were approximately 83.0% of its portfolio assets.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At December 31, 2010, the Bank had $18.2 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the sum of 0.06% of total assets as of the previous December 31 and 4.10% of outstanding advances.  At December 31, 2010, the Bank had $1.3 million in FHLB stock, which was in compliance with this requirement.  No ready market exists for such stock and it has no quoted market value.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits.  As of December 31, 2010, no reserves were required to be maintained on the first $10.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $48.1 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% against all remaining net transaction accounts.  Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.

Regulatory Enforcement Actions.

The OTS is the primary federal regulator of the Bank.  As a result of the loss in 2009 and the increase in nonperforming assets and based on a regulatory examination of the Company and the Bank in the fall of 2009, on April 12, 2010, the Company and the Bank each consented to the terms of the Orders.  The Orders became effective on April 14, 2010.

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

•                  The Company shall not declare or pay any cash dividends or capital distributions on the Company’s stock or repurchase such shares without the prior written non-objection of the OTS.

•                  The Company shall not issue a new class of stock or change the terms of any existing classes of stock, or convert any class of stock into another class of stock without the prior written non-objection of the OTS.

•                  The Company shall not incur, renew or increase any debt without the prior written non-objection of the OTS.

•                  The Company shall not enter into, renew, extend or revise any contractual arrangements related to compensation or benefits with any director or senior executive officer of the Company without first providing OTS prior written notice.

•                  The Company shall not make any “golden parachute payment” or any prohibited indemnification payment unless the Company complies with 12 C.F.R. Part 359.

•                  The Company shall comply with the OTS prior notification requirements for changes in directors and senior executive officers set forth in 12 C.F.R. Part 563, Subpart H.

•                  The Company shall not engage in any new transactions with the Bank except exempt transactions under 12 C.F.R. 223 and intercompany cost-sharing transactions and tax sharing transactions without the prior written non-objection of the OTS.

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

•                  In the event the Bank fails to meet the capital requirements of the Order, fails to comply with the capital plan or at the request of the OTS, the Bank shall prepare and submit a contingency plan to the OTS within 30 days of such event. The contingency plan shall detail actions to be taken to achieve either a merger or acquisition of the Bank by another depository institution or a voluntary liquidation of the Bank.  The Bank did not achieve by December 31, 2010 a Tier 1 (Core) Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 12.0%.  A Contingency Plan was submitted to the OTS Regional Director on January 28, 2011.  The Contingency Plan for the Company and the Bank consists of meeting the capital requirements by completing the transaction as outlined in the Investment Agreement.

•                  The Bank shall not, without the prior written non-objection of the OTS, increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter.

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

•                  The Bank shall not accept, renew or roll over any brokered deposit without a specific waiver from the OTS and the FDIC.

•                  The Bank shall develop an internal system to monitor the interest rates offered on all interest bearing accounts to ensure compliance with 12 C.F.R. 337.6(b).

•                  The Bank shall review its liquidity position and prepare a daily liquidity report setting forth the uses and sources of funds for the Bank’s operations and cash flow projections for a 180 day period.   The liquidity report is required to be submitted daily to the OTS Regional Director and the Bank’s Asset/Liability Committee.

•                  The Bank shall not declare or pay dividends or make any other capital distributions without the prior written approval of the OTS.

•                  The Bank shall not make, purchase, or commit to make or purchase a commercial real estate (CRE) loan or an extension of credit for the purpose of land acquisition, development, and/or construction without the prior written non-objection of the OTS, except for construction of an owner occupied one-to-four family dwelling with at least a 20 percent down payment or that is subject to a binding pre-sold commitment.

•                  The Bank shall not make, purchase, or refinance or commit to make, purchase, or refinance an extension of credit if any of the proceeds of the loan will be used for the payment of interest on any loan or will be used for the establishment of an interest carry reserve on a loan without the prior written non-objection of the OTS.

•                  The Bank shall not make or purchase, or commit to make or purchase an extension of credit that is in excess of the supervisory loan-to-value limits set forth in the Appendix to 12 C.F.R. 560.101 without the prior written non-objection of the OTS.

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

•                  The Bank shall evaluate and classify its assets and establish ALLL and specific valuation allowances in accordance with applicable laws, regulations, and regulatory guidance.

•                  The Bank shall implement and maintain an internal asset review program independent of the loan underwriting and approval functions to identify and grade loans with potential credit weaknesses in accordance with applicable regulations and regulatory guidance regarding internal asset reviews.

•                  By April 1, 2010, the Bank shall engage a qualified independent consultant to perform an on-site internal asset review and analyses of the assets on the Bank’s books as of December 31, 2009, including: (i) all non-owner occupied mortgage loans exceeding two hundred fifty thousand dollars ($250,000); (ii) all other nonhomogeneous loans exceeding five hundred thousand dollars ($500,000); and (iii) all homogeneous loans designated as special mention or watch exceeding five hundred thousand dollars ($500,000). The review shall be completed by May 31, 2010 and the Bank shall submit the consultant’s report to the OTS by June 30, 2010.  The Bank engaged a qualified independent consultant to meet this requirement and the report was submitted to the OTS as required.

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

•                  By June 30, 2010, the Bank shall submit a commercial real estate concentration plan to the OTS, subject to OTS Regional Director acceptance, that, at a minimum, addresses: (i) the reduction of the amount of the Bank’s existing CRE loans to two hundred percent (200%) or less of Tier 1 (Core) capital and ALLL; (ii) the reduction of each category of assets within the CRE portfolio to one hundred percent (100%) or less of Tier 1 (Core) capital and ALLL; (iii) the time frames for reaching each such target; and (iv) the assessment, monitoring, and control of the risks associated with the Bank’s CRE portfolio in accordance with applicable regulatory guidance.  This plan has been submitted as required.  The Bank currently complies with the requirements related to commercial real estate concentrations as outlined by this requirement.

•                  The Bank shall not engage in any new transaction with an affiliate unless the Bank has complied with certain regulatory requirements.

•                  The Bank shall not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial condition of the Bank or outside the Bank’s normal course of business without obtaining written non-objection from the OTS.

•                  The Bank shall not enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officer or director unless prior written notice is provided to the OTS.

•                  The Bank shall not increase any salaries, bonuses or director’s fees or make any other similar payments to directors or senior executive officers without prior written non-objection from the OTS.

•                  The Bank shall not make any “golden parachute payments” or prohibited indemnification payment unless the Bank has complied with 12 C.F.R. Part 359 and 12 C.F.R. Section 545.121.

•                  The Bank shall comply with the prior notification requirements for changes in directors and senior executive officers set forth in 12 C.F.R. Part 563, Subpart H.

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

Bad Debt Reserves.  Prior to the enactment of the Small Business Jobs Protection Act (the “Act”), which was signed into law on August 21, 1996, certain thrift institutions, such as the Bank, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers.  Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the reserve method of Section 593 of the Code.   As a result of the 1996 Act, the Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders.  The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  Distribution of a cash dividend by a thrift institution to a shareholder is treated as made:  first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper.  To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves.  As of December 31, 2010, the Bank’s pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

Net Operating Loss Carryovers.  A financial institution may, for federal income tax purposes, carry back net operating losses (“NOLs”) to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after 1997.  At December 31, 2010, the Bank had a $13.3 million NOL for federal income tax purposes that will be carried forward.  If we undergo an ownership change in the future as a result of issuances of our common stock or otherwise, our ability to utilize NOLs could be further limited by Section 382 of the Code.  In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.

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

Deferred Taxes.  A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2010 and 2009. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with generally accepted accounting principles, a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•                  The Company has a long history of earnings profitability prior to 2009.

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

At December 31, 2010, we determined that a valuation allowance relating to both the federal and state portion of our deferred tax asset was necessary. This determination for the state deferred tax asset was based largely on the negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $16.6 million and $3.6 million at December 31, 2010 were recorded for the federal deferred tax asset and the state deferred tax asset, respectively.

Other Matters.  Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans.  Individuals are currently not permitted to deduct interest on consumer loans.  Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.  The Bank’s federal income tax returns for the tax years ended December 31, 2007 forward are open under the statute of limitations and are subject to review by the IRS.  The Company’s 2007 federal income tax return was subject to a limited scope examination by the Internal Revenue Service during the first quarter of 2009.  As a result of the examination, the Company was assessed approximately $45,000, including interest for the 2007 tax year.

State Taxation

The Bank is subject to the Arkansas corporation income tax, which is a progressive rate up to a maximum of 6.5% of all taxable earnings.

The Company is incorporated under Texas law and, accordingly, is subject to the Texas Franchise Tax.  The Texas Franchise Tax is based on taxable margin apportioned to Texas pursuant to its gross receipts based upon where the Company conducts business.  The Company currently has no Texas Gross Receipts.

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

Our capital levels currently are not sufficient to achieve compliance with the higher capital requirements that we were required to meet by December 31, 2010.

The Bank Order directs the Bank to raise its tier 1 core capital and Total Risk-Based Capital Ratios to 8.0% and 12.0%, respectively, by December 31, 2010.  At December 31, 2010, we did not meet these requirements and would have needed approximately $9.9 million in additional capital based on assets at such date to meet these requirements.  The Company currently does not have any capital available to invest in the Bank.  As previously discussed, on January 27, 2011, the Company and the Bank entered into an Investment Agreement with Bear State which sets forth the terms and conditions of the Recapitalization.  The Company anticipates that Bear State’s investment will take place during the second quarter of 2011, subject to conditions set forth in the Investment Agreement.  However, if the Bear State investment transaction does not close as planned, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions.  The OTS also could direct us to seek a merger partner or to liquidate the Bank. If the transaction with Bear State is not consummated, it is highly unlikely that we will be able to continue as a going concern.  If the Company ceases business activities, it is likely that you will lose your investment.

Our failure to comply with applicable regulatory requirements and regulatory enforcement actions could result in further restrictions and enforcement actions.

The Bank is subject to supervision and regulation by the OTS and FDIC.  As a federally chartered stock savings and loan association, the Bank’s good standing with its regulators is of fundamental importance to the continuation of its business.  As more fully described in Item 1 — “Business — Regulation — Regulatory Enforcement Actions”, on April 12, 2010, the Company and the Bank both consented to the Orders issued by the OTS.  The Orders require the Company and the Bank to, among other things, file with the OTS an updated business plan and capital plan and submit to the OTS, on a quarterly basis with respect to the business plan and monthly with respect to the capital plan, variance reports related to the plans.  The Order issued to the Bank also substantially restricts the Bank’s lending activities.  We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Orders, and we will incur ongoing expenses attributable to compliance with the terms of the Orders.  In addition, the OTS must approve any deviation from our business plan, which could limit our ability to make any changes to our business, which could negatively impact the scope and flexibility of our business activities.  We cannot predict the further impact of the Orders upon our business, financial condition or results of operations.

There can be no assurance that the Company or the Bank will be able to comply fully with the Orders, or that efforts to comply with the Orders will not have adverse effects on the operations and financial condition of the Company or the Bank. Any material failure by the Company and the Bank to comply with the provisions of the Orders could result in further enforcement actions by the OTS, including placing the Bank into receivership or liquidating the Bank. If the Bank is placed into receivership, the Company would likely cease operations and liquidate or seek bankruptcy protection. If the Company were to liquidate or seek bankruptcy protection, we do not believe that there would be assets available to holders of the capital stock of the Company.

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

•                  The Company has faced and expects to continue to face increased regulation of its industry, and compliance with such regulation has increased and may continue to increase its costs, limit its ability to pursue business opportunities, and increase compliance challenges.

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

At December 31, 2010, our net nonperforming loans totaled $49.4 million, representing 12.1% of total loans and 8.2% of total assets. At December 31, 2010, real estate owned totaled $44.7 million or 7.45% of total assets. As a result, the Company’s total nonperforming assets amounted to $94.1 million or 15.68% of total assets at December 31, 2010. Further, assets classified by management as substandard, including nonperforming loans and real estate owned, totaled $149.7 million, representing 24.9% of total assets.  At December 31, 2010, our allowance for loan losses was $31.1 million, consisting of $23.1 million of general loan loss allowances and $8.0 million of specific valuation allowances. The general valuation allowance represents 46.8% of nonperforming loans.  In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses, which could have a material adverse effect on our financial condition and results of operations.

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

• the existence and effect of concentrations of credit; and

• results of regulatory examinations.

Based on those factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, our board of directors and the OTS periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. The OTS’ judgments may differ from those of our management. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, which may be beyond our control, including changes in interest rates, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. In connection with the OTS examination in the third quarter of 2010, the Company provided an additional $5.6 million to the allowance for loan losses for the quarter ended September 30, 2010.  Another OTS/FDIC examination began in January 2011.    While we believe that the allowance for loan losses is adequate to cover current losses, we cannot provide assurances that we will not need to increase our allowance for loan losses or that regulators will not require an increase in our allowance. Either of these occurrences could materially and adversely affect our financial condition and results of operations. We do not have any capital available to invest in the Bank and any further increases to our allowance for loan losses and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital levels set forth in the Bank Order.

If the Investment is consummated, Bear State will hold a controlling interest in our common stock.

If the Investment is consummated, Bear State will own at least 81.80% of our common stock (after taking into account the exercise of the Investor Warrant and assuming the Rights Offering is fully subscribed) and will appoint four of seven representatives on our board of directors. As a result, Bear State will be able to control the election of directors and our corporate policy, including executive compensation, mergers, and any extraordinary transactions. In pursuing its economic interests, Bear State may make decisions with respect to fundamental corporate transactions that may be different from the decisions of other stockholders.

Liquidity needs could adversely affect our results of operations and financial condition.

The Bank’s primary sources of funds are deposits, sales, calls or maturities of securities, and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, financial condition or regulatory status of the Bank, actions by the OTS and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Those sources may include Federal Home Loan Bank advances, repurchase agreements and the Federal Reserve discount window.  Currently, however, the Bank may only borrow from the Federal Home Loan Bank on a short-term basis and the Federal Reserve discount window is available only when no other sources of liquidity are available.

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

There are increased risks involved with commercial real estate, construction, land, commercial business and consumer lending activities.

Commercial real estate and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  Our loan portfolio also includes commercial business loans to small- to medium-sized businesses, which generally are secured by various equipment, machinery and other corporate assets, and a variety of consumer loans, including automobile loans, deposit account secured loans and unsecured loans.  Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.  A portion of our loan portfolio is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved one- to four- family residential property.  Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are susceptible to adverse conditions in the real estate market and local economy. The Bank’s lending activities are currently restricted as a result of the Orders.  For a further discussion of the Orders, see “Business — Regulation - Regulatory Enforcement Actions.”

The trading volume of our common stock is lower than that of other financial services companies.

Our common stock is listed on the NASDAQ Capital Market under the symbol “FFBH.” The average daily trading volume for shares of our common stock is lower than larger financial institutions.  As a result, sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

We will experience an ownership change in connection with the investment in our common stock by Bear State which will result in a limitation of the use of our net operating losses.

The Bear State investment transaction as described in the Investment Agreement will constitute an “ownership change” as defined for U.S. federal income tax purposes. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.

At December 31, 2010, the Bank had a $13.3 million NOL for federal income tax purposes that will be carried forward.  If the Bear State investment transaction occurs, the Company will experience a permanent loss in the use of a significant portion of these NOLs to offset future taxable income.  Since the amount of the permanent loss will depend in large part on our market capitalization at the time of the consummation of the Bear State investment, it is impossible to determine the exact amount of the permanent loss as of the date of this Form 10-K.

If the transaction with Bear State is not consummated, we may be required to issue additional shares of our common stock in the future to comply with the capital requirements of the Bank Order, which would dilute existing stockholders’ ownership if they did not, or were not permitted to, invest in the additional issuances.

The Bank was directed by the OTS to raise its tier 1 core capital and Total Risk-Based Capital Ratios to 8.0% and 12.0%, respectively, by December 31, 2010.  The Bank needed additional capital of approximately $9.9 million at December 31, 2010 to meet this requirement.  As previously discussed, on January 27, 2011, the Company and the Bank entered into an Investment Agreement with Bear State which sets forth the terms and conditions of the Recapitalization.  The Company anticipates that Bear State’s investment will take place during the second quarter of 2011, subject to the conditions as set forth in the Investment Agreement.   However, if the Bear State investment transaction does not close as planned, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions.  The OTS also could direct us to seek a merger partner or to liquidate the Bank.  Our certificate of incorporation makes available additional authorized shares of common stock and preferred stock for issuance from time to time at the discretion of our board of directors, without further action by the stockholders, except where stockholder approval is required by law or the NASDAQ Capital Market requirements.  The issuance of any additional shares of common stock, preferred stock, or convertible securities could be substantially dilutive to stockholders of our common stock.  Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, our stockholders may not be permitted to invest in future issuances of our common stock.  Under such circumstances, existing stockholders’ ownership percentage would be diluted.

The large amount of liquidity on our balance sheet negatively impacts our ability to increase income.

Because the Orders and our reduced borrowing capacity have limited our access to certain sources of funding, we have maintained significantly more liquidity on our balance sheet then we otherwise would.  At December 31, 2010, the Company’s cash and cash equivalents exceeded $36.4 million.  The opportunity cost of maintaining liquidity at this level or at similar levels is substantial, because, at December 31, 2010, the cash and cash equivalents we have accumulated yielded substantially less than our other interest-earning assets.  Until we raise capital to a level that satisfies the capital requirements of the Bank Order, we will need to maintain significantly higher levels of liquidity which will, in turn, negatively impact our ability to increase income.

We have had losses in recent periods.

We incurred net losses of $4.9 million and $46.2 million in 2010 and 2009, respectively.  Our ability to return to profitability will depend on whether we are able to reduce credit losses in the future, which will depend, in part, on whether economic conditions in our markets improve.  There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will be able to curtail our losses now or in the future. If we continue to incur significant operating losses, our stock price may further decline. Even if we raise enough capital as a result of the Bear State Investment to allow us upon completion of the transaction to meet the capital levels mandated by the Bank Order, if we incur further operating losses we may in the future need to raise additional capital to maintain Bank capital levels that meet or exceed the levels mandated by the OTS.

Future FDIC insurance premiums or special assessments may adversely impact our earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of approximately $350,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permitted the FDIC to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimated that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level that will be close to or below zero. No additional levies were assessed in 2009.  In addition, the FDIC increased the general assessment rate and, therefore, our FDIC general insurance premium expense increased compared to prior periods.

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

On February 7, 2011, the FDIC finalized the rule to redefine the deposit insurance assessment base as required by the Dodd-Frank Act.  The base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.  The FDIC also adopted a new rate schedule and suspended dividends indefinitely.  In lieu of dividends, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent and 2.5 percent.  All changes and revised rates go into effect April 1, 2011.  Based on the new assessment base and rate schedule, the Bank expects its FDIC insurance premiums to decline in 2011 compared to 2010.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the OTS and the FDIC.  Our compliance with these regulations is costly and may restrict some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices.  The regulators’ interpretation and application of relevant regulations are beyond our control and may change rapidly and unpredictably.  Banking regulations are primarily intended to protect depositors.  The regulations to which we are subject may not always be in the best interest of investors.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Over the past several years, the U.S. financial regulators responding to directives of the Obama Administration and Congress have intervened on an unprecedented scale. New legislative proposals continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including with respect to compensation, interest rates and the effect of bankruptcy proceedings on consumer real property mortgages. Further, federal and state regulatory agencies may adopt changes to their regulations and/or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulation to us. Compliance with current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance. Additionally, evolving regulations concerning executive compensation may impose limitations on us that affect our ability to compete successfully for executive and management talent.

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

Changes in regulatory requirements effective in the third quarter of 2010 have impacted fee revenue related to debit card and automated teller machine transactions.  In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions on new accounts, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  For accounts opened prior to July 1, 2010, the financial institution must not assess any fees or charges on a consumer’s account on or after August 15, 2010 for paying an ATM or one-time debit card transaction pursuant to the overdraft service, unless the institution has obtained the consumer’s affirmative consent.  Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.  Because the Company’s customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods.  Based on comparison of insufficient funds fee revenue from August through December 2010 to the same months in 2009, such revenues are down by approximately 10%.

The U.S. Congress passed the Dodd-Frank Act on July 21, 2010, which includes sweeping changes in the banking regulatory environment.  The Dodd-Frank Act will change our primary regulator and may, among other things, restrict or increase the regulation of certain of our business activities and increase the cost of doing business. We cannot determine the ultimate effect that the legislation, or subsequent implementing regulations, will have upon our earnings and financial position.  Key provisions of the legislation include (1) establishment of a Financial Stability Oversight Council to identify, monitor and address systemic risks posed by large, complex financial firms as well as products and activities that spread risk across firms; (2) a new orderly liquidation mechanism; (3) changes in bank regulatory structure, including merging our primary regulator, the OTS, with the Office of Comptroller of Currency within 12 months of enactment (subject to a six month extension); (4) regulation of investment advisers to private funds; (5) regulation of the insurance industry; (6) prohibitions on proprietary trading and certain relationships with hedge funds and private equity funds; (7) regulation of over-the-counter derivatives markets; (8) a possible new fiduciary standard for investment advisers to retail customers; (9) regulation of credit rating agencies; (10) establishment of an independent Consumer Financial Protection Bureau; (11) changes to the Federal Reserve System; (12) mortgage reform; (13) creation of a Financial Crisis Assessment Fund; and (14) establishment of new rules regarding executive compensation.  The Dodd-Frank Act also amended the Electronic

Funds Transfer Act to authorize the Federal Reserve Bank to issue regulations regarding any interchange transaction fee that an issuer may receive or charge for an electronic debit transaction (a transaction in which a person uses a debit card). The amount of any interchange transaction fee that an issuer may receive or charge with respect to an electronic debit transaction must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.

We could be materially and adversely affected if we or any of our officers or directors fail to comply with bank and other laws and regulations.

The Company and the Bank are subject to extensive regulation by U.S. federal and state regulatory agencies and face risks associated with investigations and proceedings by regulatory agencies, including those that we may believe to be immaterial. Like any corporation, we are also subject to risk arising from potential employee misconduct, including non-compliance with our policies. Any interventions by authorities may result in adverse judgments, settlements, fines, penalties, injunctions, suspension or expulsion of our officers or directors from the banking industry or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain of our businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the industry. Significant regulatory action against us or our officers or directors could materially and adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest earning assets and the weighted average rate paid on our interest bearing liabilities, or interest rate spread, and the average life of our interest earning assets and interest bearing liabilities.  Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.  In particular, the Company had $83.1 million of investment securities at December 31, 2010, all of which were classified as available for sale.  At December 31, 2010, the investment securities portfolio had a net unrealized loss of $2.3 million.  A significant and prolonged increase in interest rates will have a material adverse effect on the fair value of our investment securities portfolio and, accordingly, our stockholders’ equity.  There can be no assurance that our results of operations would not be adversely affected during any period of changes in interest rates due to a number of factors which can have a material impact on the Bank’s interest rate risk position.  Such factors include among other items, call features and interest rate caps and floors on various assets and liabilities, prepayments, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

The Company is subject to restrictions on its ability to declare or pay dividends and repurchase its shares as a result of its participation in the Treasury’s Troubled Asset Relief Program-Capital Purchase Program.  The Company and the Bank are prohibited from paying dividends or repurchasing common stock.

On March 6, 2009, the Company issued to the Treasury the Series A Preferred Stock and the TARP Warrant for aggregate consideration of $16.5 million pursuant to the terms of the Securities Purchase Agreement (the “Purchase Agreement”).  Under the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares is restricted.  Specifically, the Company may not declare dividend payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the Series A Preferred Stock.  In addition, the Company may not increase the dividends on its Common Stock above the amount of the last quarter cash dividend per share declared prior to October 14, 2008, which was $0.16 per share, without the Treasury’s approval until the third anniversary of the investment unless all of the Series A Preferred Stock has been redeemed or transferred.  The Company is currently restricted from making or declaring any payments on its outstanding securities, including the dividends payable on the Series A Preferred Stock, without prior written non-objection from the OTS.  The Company deferred payment of the quarterly dividend on the Series A Preferred Stock in all four quarters of 2010 and the first quarter of 2011.  If the Company does not pay dividends payable on the Series A Preferred Stock for six or more periods, whether consecutive or not, the Purchase Agreement provides that the Company’s authorized number of directors will automatically be increased by two and the holders of the Series A Preferred Stock will have the right to elect these two directors.  These additional board seats will be terminated when the Company has paid all accrued and unpaid dividends for all past dividend periods.

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

The Bank is a participant in the multiemployer Pentegra Defined Benefit Plan (the “Plan”).  The Plan is non-contributory and covers all qualified employees. Since the Plan is a multiemployer plan, contributions of participating employers are commingled and invested on a pooled basis without allocation to specific employers or employees.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Plan and closing the Plan to new participants as of that date. After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Plan.  The level of amortization charges is determined by the Plan’s funding shortfall, which is determined by comparing Plan liabilities to Plan assets.  Based on the level of interest rates and Plan assets, the funding shortfall increased, resulting in increased amortization charges effective July 1, 2010.  Future pension funding requirements, and the timing of funding payments, may be subject to changes in legislation. Further amortization charges could have a material adverse effect on our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

At December 31, 2010, the Bank conducted its business from its executive office in Harrison, Arkansas, and seventeen full service offices, all of which are located in Northcentral and Northwest Arkansas.

The following table sets forth information with respect to the offices and other properties of the Bank at December 31, 2010.

Description/Address	Leased/ Owned	Description/Address	Leased/ Owned

1401 Highway 62/65 North Harrison, AR 72601	Owned	2000 Promenade Boulevard Rogers, AR 72758	Leased (1)

200 West Stephenson Harrison, AR 72601	Owned	2501 E. Central Ave., Suite 2 Bentonville, AR 72712	Leased(2)

Corner Central & Willow Harrison, AR 72601	Owned	3460 North College Fayetteville, AR 72703	Owned

324 Hwy. 62/65 Bypass Harrison, AR 72601	Owned	201 East Henri De Tonti Blvd. Tontitown, AR 72764	Owned

210 South Main Berryville, AR 72616	Owned	2025 North Crossover Road Fayetteville, AR 72703	Owned

668 Highway 62 East Mountain Home, AR 72653	Owned	191 West Main Street Farmington, AR 72730	Owned

1337 Highway 62 SW Mountain Home, AR 72653	Owned	2030 West Elm Rogers, AR 72756	Owned

301 Highway 62 West Yellville, AR 72687	Owned	1023 East Millsap Road Fayetteville, AR 72703	Owned

307 North Walton Blvd. Bentonville, AR 72712	Owned	3027 Highway 62 East Mountain Home, AR 72653	Owned

3300 West Sunset Springdale, AR 72762	Owned	225 N. Bloomington Street, Ste. H Lowell, AR 72745	Owned

(1)         Such property is subject to a ten-year lease expiring March 1, 2018, with five five-year renewal options.

(2)         Such property is subject to a five-year lease expiring August 1, 2013, with two five-year renewal options.

Item 3.  Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company’s common stock are traded under the symbol “FFBH” on the Nasdaq Global Market.  At March 4, 2011, the Company had 4,846,785 shares of common stock outstanding and had approximately 1,738 beneficial holders of common stock.

The following table sets forth the dividends declared and the reported high and low end of day closing prices of a share of the Company’s common stock as reported by Nasdaq for the periods indicated.

	Year Ended December 31, 2010			Year Ended December 31, 2009
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$3.89	$2.29	—	$8.25	$3.40	$0.01
June 30	$3.90	$2.60	—	$4.95	$3.77	$0.01
September 30	$2.30	$1.64	—	$4.69	$3.16	$0.01
December 31	$1.95	$0.94	—	$4.10	$2.17	—

Pursuant to the Company Order, the Company may not declare or pay any dividends or capital distributions on its common stock or repurchase such shares without the prior written non-objection of the OTS.

Issuer Purchases of Equity Securities

The Company did not repurchase any securities during 2010. The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the OTS.

Item 6.  Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below and on the following page is not complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands, Except Per Share Data)
Selected Financial Condition Data:
Total assets	$600,046	$731,070	$795,172	$791,978	$852,475
Cash and cash equivalents	36,407	22,149	9,367	27,387	35,518
Investment securities—held to maturity	—	135,531	136,412	95,590	60,746
Investment securities—available for sale at fair value	83,106	—	—	—	—
Loans receivable, net	385,845	482,554	568,123	601,256	693,095
Allowance for loan losses	31,084	32,908	6,441	5,162	2,572
Real estate owned, net	44,706	35,155	22,385	8,120	3,858
Deposits	541,800	624,624	618,003	630,414	652,265
Other borrowings	18,193	59,546	92,212	82,087	120,305
Stockholders’ equity	$36,120	$43,300	$73,117	$73,663	$75,573

Selected Operating Data:
Interest income	$29,820	$36,043	$43,947	$50,426	$54,119
Interest expense	9,838	15,255	22,102	28,184	27,576
Net interest income	19,982	20,788	21,845	22,242	26,543
Provision for loan losses	6,959	44,365	5,710	4,028	1,482
Net interest income (loss) after provision for loan losses	13,023	(23,577)	16,135	18,214	25,061
Noninterest income	9,459	8,117	9,417	7,769	8,222
Noninterest expense	26,991	29,890	23,468	22,995	22,521
Income (loss) before income taxes	(4,509)	(45,350)	2,084	2,988	10,762
Income tax provision (benefit)	(474)	148	(423)	345	3,379
Net income (loss)	$(4,035)	$(45,498)	$2,507	$2,643	$7,383

Earnings (Loss) per Common Share:
Basic	$(1.02)	$(9.54)	$0.52	$0.54	$1.48
Diluted	(1.02)	(9.54)	$0.52	$0.54	$1.44

Cash Dividends Declared per Common Share	$—	$0.03	$0.64	$0.64	$0.58

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Ratios(1):
Return on average assets	(0.60)%	(5.84)%	0.31%	0.32%	0.85%
Return on average equity	(9.43)	(57.33)	3.38	3.52	9.40
Average equity to average assets	6.34	10.19	9.24	9.21	9.04
Interest rate spread(2)	3.37	2.98	2.99	2.92	3.19
Net interest margin(2)	3.31	2.99	3.01	2.98	3.29
Net interest income after provision for loan losses to noninterest expense	48.25	(78.88)	68.75	79.21	111.28
Noninterest expense to average assets	4.00	3.84	2.92	2.82	2.59
Average interest earning assets to average interest bearing liabilities	96.37	100.40	100.49	101.68	102.92
Operating efficiency(3)	91.68	103.41	75.07	76.62	64.78

Asset Quality Ratios(4):

Nonaccrual loans to total assets	8.22	5.86	2.83	3.84	2.16
Nonperforming assets to total assets(5)	15.68	10.67	6.77	5.17	2.69
General allowance for loan losses to classified loans(6)	22.00	28.17	12.12	7.45	9.42
General allowance for loan losses to total loans	5.68	4.97	0.61	0.35	0.27

Capital Ratios(7):
Tangible capital to adjusted total assets	6.36	5.75	8.89	9.22	8.76
Core capital to adjusted total assets	6.36	5.75	8.89	9.22	8.76
Risk-based capital to risk-weighted assets	10.72	9.97	13.35	13.20	11.94

Other Data:
Dividend payout ratio(8)	Note (9)	Note (9)	123.74%	117.71%	39.26%
Full service offices at end of period	18	20	20	18	18

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

(5)         Nonperforming assets consist of nonperforming loans, net of specific valuation allowances, and real estate owned. Nonperforming loans consist of nonaccrual loans, net of specific valuation allowances and accruing loans 90 days or more past due.

(6)         Classified loans consist of loans graded substandard, doubtful or loss, net of specific valuation allowances.

(7)         Capital ratios are end of period ratios for First Federal Bank.

(8)         Dividend payout ratio is the total common stock dividends declared divided by net income available to common stockholders.

(9)         Dividend payout ratio is not meaningful for 2009 due to the Company’s net loss in that year. No dividends were paid in 2010.

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

First Federal’s lending focus has traditionally been on permanent residential real estate.  However, between 2003 and 2005, an increased emphasis was placed on commercial real estate lending and construction lending based on opportunities in Washington and Benton counties.  Beginning in late 2005, we reduced our focus on construction lending due to an oversupply of homes and lots in Northwest Arkansas.  While oversupply continues to be a significant issue, the market in Northwest Arkansas continues to outperform the national and state economies with lower unemployment and continued population growth. Washington and Benton County are the headquarters of the state’s two largest employers, Wal-Mart and Tyson Foods.  These employers attract suppliers who establish offices in the area and create jobs, which fosters demand for housing and office space.  As of November 2010, unemployment in the Fayetteville/Springdale/Rogers metro area was 5.9% (not seasonally adjusted), compared to the Arkansas rate of 7.9% and the U.S. rate of 9.8%, both seasonally adjusted.

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

Like many banks, First Federal Bank’s greatest challenge in this economic environment is reducing the level of nonperforming assets and managing both interest rate risk and asset quality.  We strive to maintain the asset quality of our loan portfolio at acceptable levels through sound underwriting procedures, including the use of credit scoring; a thorough loan review function; active collection procedures for delinquent loans; and, in the event of repossession, prompt and efficient liquidation of real estate, automobiles and other forms of collateral.   We have experienced a significant increase in nonperforming assets, primarily due to the housing market and commercial real estate oversupply issue in Northwest Arkansas as well as the downturn in the general economy.  We attempt to work with troubled borrowers to return their loans to performing status where possible. However, given current market conditions, the trend of increasing nonperforming assets may continue for the foreseeable future.  Both the board of directors and senior management place a high priority on reducing our nonperforming assets and managing asset quality.

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between December 31, 2010 and 2009 are presented in the following table (dollars in thousands except share data).  Material changes between periods are discussed in the sections that follow the table.

	December 31,	December 31,	Increase	Percentage
	2010	2009	(Decrease)	Change
ASSETS
Cash and cash equivalents	$36,407	$22,149	$14,258	64.4%
Investment securities held to maturity	—	135,531	(135,531)	(100.0)
Investment securities available for sale	83,106	—	83,106	—
Federal Home Loan Bank stock	1,257	3,125	(1,868)	(59.8)
Loans receivable, net	381,343	481,542	(100,199)	(20.8)
Loans held for sale	4,502	1,012	3,490	344.9
Accrued interest receivable	2,545	4,229	(1,684)	(39.8)
Real estate owned, net	44,706	35,155	9,551	27.2
Office properties and equipment, net	22,237	23,567	(1,330)	(5.6)
Prepaid expenses and other assets	23,943	24,760	(817)	(3.3)

TOTAL	$600,046	$731,070	$(131,024)	(17.9)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$541,800	$624,624	$(82,824)	(13.3)
Other borrowings	18,193	59,546	(41,353)	(69.5)
Other liabilities	3,933	3,600	333	9.3

Total liabilities	563,926	687,770	(123,844)	(18.0)

STOCKHOLDERS’ EQUITY	36,120	43,300	(7,180)	(16.6)

TOTAL	$600,046	$731,070	$(131,024)	(17.9)%

BOOK VALUE PER COMMON SHARE	$4.10	$5.59

COMMON EQUITY TO ASSETS	3.3%	3.7%

TOTAL EQUITY TO ASSETS	6.0%	5.9%

Loans Receivable.  Changes in loan composition between December 31, 2010 and 2009 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2010	2009	(Decrease)	% Change

One- to four-family residential	$214,077	$235,990	$(21,913)	(9.3)%
Home equity and second mortgage	18,423	27,022	(8,599)	(31.8)
Multifamily	25,356	25,368	(12)	—
Commercial real estate	92,767	107,237	(14,470)	(13.5)
Land	22,590	41,405	(18,815)	(45.4)
Construction:
One- to four-family residential	2,131	7,102	(4,971)	(70.0)
Speculative one- to four-family residential	1,161	8,849	(7,688)	(86.9)
Multifamily	10,871	14,178	(3,307)	(23.3)
Commercial real estate	2,110	9,717	(7,607)	(78.3)
Land development	2,696	9,449	(6,753)	(71.5)
Total mortgage loans	392,182	486,317	(94,135)	(19.4)

Commercial	10,376	14,575	(4,199)	(28.8)

Automobile	3,958	6,810	(2,852)	(41.9)
Other	8,095	11,052	(2,957)	(26.8)
Total consumer	12,053	17,862	(5,809)	(32.5)

Total loans receivable	414,611	518,754	(104,143)	(20.1)
Undisbursed loan funds	(1,964)	(4,327)	2,363	(54.6)
Unearned discounts and net deferred loan costs (fees)	(220)	23	(243)	(1,056.5)
Allowance for loan losses (1)	(31,084)	(32,908)	1,824	(5.5)

Loans receivable, net	$381,343	$481,542	$(100,199)	(20.8)%

(1)          The allowance for loan losses at December 31, 2010 and December 31, 2009, is comprised of specific valuation allowances of $8.0 million and $7.5 million, respectively, and general valuation allowances of $23.1 million and $25.4 million, respectively.

The decrease in the Bank’s loan portfolio was primarily due to repayments and a decrease in loan originations as a result of continued softening of the housing market in the Bank’s market area, the lending restrictions set forth in the Bank Order, and transfers of nonperforming loans to REO, net of loans to facilitate sales of REO. Market data indicates an overall decrease in home sales in Benton and Washington counties in 2010 compared to previous years.  Although the Northwest Arkansas region’s economy continues to experience population growth and a relatively good job market, the supply of new residential lots and new speculative homes for sale continues to outpace demand.  We expect this trend to continue for the foreseeable future given the level of oversupply in the market.

Allowance for Loan Losses.  The composition of the allowance for loan losses by component and category as of December 31, 2010 and December 31, 2009 is presented below (dollars in thousands):

	December 31, 2010			December 31, 2009
	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio
One- to four-family residential	$329	$5,111	2.37%	$405	$4,031	1.66%
Home equity and second mortgage	323	952	5.26	305	1,384	5.18
Speculative one- to four-family construction	19	62	5.43	120	764	8.75
Multifamily residential	3,048	3,533	10.65	547	3,368	8.09
Land development	61	1,412	53.59	70	1,110	11.83
Land	657	1,905	8.69	3,923	4,665	12.45
Commercial real estate	2,315	7,176	7.75	1,708	7,368	6.54
Commercial loans	976	2,567	27.31	291	2,286	16.00
Consumer loans	264	374	3.17	107	456	2.57
Total	$7,992	$23,092	5.68%	$7,476	$25,432	4.97%

Changes in the composition of the allowance for loan losses between December 31, 2010 and 2009 are presented in the following table (in thousands).

	December 31,		Increase
	2010	2009	(Decrease)
General	$23,092	$25,432	$(2,340)
Specific	7,992	7,476	516
Total	$31,084	$32,908	$(1,824)

The amount of the general component of the allowance for loan losses decreased primarily due to a decrease in loan balances.  However, the general valuation allowance as a percentage of the loan portfolio increased from 4.97% at December 31, 2009 to 5.68% at December 31, 2010.  The increase in the level of general valuation allowances as a percentage of loans was due to an increase in the level of nonperforming and classified loans. Classified loans, net of specific valuation allowances, increased from 17.2% of assets at December 31, 2009 to 24.9% at December 31, 2010.  The specific component of the allowance for loan losses increased primarily due to allowances established since December 31, 2009 on multifamily loans.  See “Asset Quality.”

Investment Securities.  Changes in the composition of investment securities between December 31, 2010 and December 31, 2009 are presented in the following tables (in thousands).

	December 31, 2010	December 31, 2009	Increase (Decrease)
Available for sale investments:
U.S. Government sponsored agencies	$50,968	$—	$50,968
Municipal securities	32,138	—	32,138
Total	$83,106	$—	$83,106

	December 31, 2010	December 31, 2009	Increase (Decrease)
Held to maturity investments:
U.S. Government sponsored agencies	$—	$110,051	$(110,051)
Municipal securities	—	25,480	(25,480)
Total	$—	$135,531	$(135,531)

During the third quarter of 2010, securities with a carrying value of $85.8 million and a market value of $87.9 million were transferred from held to maturity to available for sale.  Upon transfer, the carrying amount of the securities were adjusted to fair value and the resulting gain was recognized as an increase to other comprehensive income of $1.3 million.  Management transferred the securities to the available for sale category in order to take advantage of current market conditions to realize gains in certain securities.

During 2010, investment securities totaling $115.0 million with a weighted average yield of 4.93% matured, sold or were called and $64.8 million with a weighted average yield of 4.41% were purchased.

Federal Home Loan Bank Stock.  FHLB stock decreased by approximately $1.9 million due to decreased balance requirements related to the FHLB advances.

Accrued Interest Receivable.  The decrease in accrued interest receivable was primarily due to decreases in investment securities and loans receivable balances as well as a decrease in investment and loan yields at December 31, 2010 compared to December 31, 2009.

Real Estate Owned, net.  Changes in the composition of real estate owned between December 31, 2010 and December 31, 2009 are presented in the following table (dollars in thousands).

	December 31, 2009	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	December 31, 2010
One- to four-family residential	$10,216	$14,567	$(1,271)	$(12,956)	$(13)	$10,543
Speculative one- to four-family	3,186	311	(180)	(2,764)	(49)	504
Multifamily	545	—	6	(510)	(41)	—
Land	13,952	13,866	(1,879)	(839)	(7)	25,093
Commercial real estate	7,256	3,424	(839)	(1,275)	—	8,566
Total	$35,155	$32,168	$(4,163)	$(18,344)	$(110)	$44,706

(1)        Net sales proceeds include $6.9 million of loans made by the Bank to facilitate the sale of real estate owned.

Deposits.  Changes in the composition of deposits between December 31, 2010 and 2009 are presented in the following table (dollars in thousands).

	December 31,		Increase
	2010	2009	(Decrease)	% Change

Checking accounts	$137,186	$166,707	$(29,521)	(17.7)%
Money market accounts	37,830	53,597	(15,767)	(29.4)
Savings accounts	26,091	24,983	1,108	4.4
Certificates of deposit	340,693	379,337	(38,644)	(10.2)

Total deposits	$541,800	$624,624	$(82,824)	(13.3)%

Deposits decreased in the comparison period, primarily due to a decrease in checking accounts and certificates of deposit.  Public unit checking accounts declined by $9.3 million and public unit money market accounts declined $9.7 million while public unit certificates of deposit decreased by $10.3 million. The Bank has reduced the rates on its checking accounts with the weighted average cost of such funds decreasing from 0.81% at December 31, 2009 to 0.22% at December 31, 2010.  The overall cost of all deposit funds decreased from 1.82% at December 31, 2009 to 1.38% at December 31, 2010.

Other Borrowings.  The Bank experienced a $41.4 million or 69.5% decrease in FHLB of Dallas borrowings during the year.  The FHLB of Dallas advances at December 31, 2010 of $18.2 million consisted of $10.2 million of fixed rate advances with an average cost of 4.57% and $8.0 million of floating rate advances with an average cost of 0.41%.  Funds generated from loan repayments and sales and maturities of investment securities were used to repay maturing borrowings.

Stockholders’ Equity.  Stockholders’ equity decreased approximately $7.2 million from December 31, 2009 to December 31, 2010.  The decrease in stockholders’ equity was primarily due to the net loss of $4.0 million during 2010.  In addition, during 2010, preferred dividends of approximately $825,000 were accrued and unrealized gains and losses on available for sale investment securities totaling approximately $2.3 million were recorded.  See the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008 contained herein for more detail.

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

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable(1)	$460,668	$25,030	5.43%	$549,211	$29,491	5.37%	$583,063	$36,799	6.31%
Investment securities(2)	103,568	4,688	4.53	136,447	6,532	4.79	127,100	6,760	5.32
Other interest earning assets	39,629	102	0.26	9,866	20	0.20	15,708	388	2.47
Total interest earning assets	603,865	29,820	4.94	695,524	36,043	5.18	725,871	43,947	6.05
Noninterest earning assets	71,286			83,337			76,875
Total assets	$675,151			$778,861			$802,746
Interest bearing liabilities:
Deposits	$592,740	9,177	1.55	$624,932	13,272	2.12	$629,808	18,549	2.95
Other borrowings	33,856	661	1.95	67,793	1,983	2.93	92,544	3,553	3.84
Total interest bearing liabilities	626,596	9,838	1.57	692,725	15,255	2.20	722,352	22,102	3.06
Noninterest bearing liabilities	5,755			6,780			6,201
Total liabilities	632,351			699,505			728,553
Stockholders’ equity	42,800			79,356			74,193
Total liabilities and stockholders’ equity	$675,151			$778,861			$802,746

Net interest income		$19,982			$20,788			$21,845
Net earning assets (interest bearing liabilities)	$(22,731)			$2,799			$3,519
Interest rate spread			3.37%			2.98%			2.99%
Net interest margin			3.31%			2.99%			3.01%
Ratio of interest earning assets to interest bearing liabilities			96.37%			100.40%			100.49%

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

	Year Ended December 31,
	2010 vs. 2009
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(4,755)	$349	$(55)	$(4,461)
Investment securities	(1,574)	(357)	87	(1,844)
Other interest earning assets	61	5	16	82
Total interest earning assets	(6,268)	(3)	48	(6,223)

Interest expense:
Deposits	(683)	(3,598)	186	(4,095)
Other borrowings	(993)	(660)	331	(1,322)
Total interest bearing liabilities	(1,676)	(4,258)	517	(5,417)
Net change in net interest income	$(4,592)	$4,255	$(469)	$(806)

	Year Ended December 31,
	2009 vs. 2008
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(2,136)	$(5,490)	$318	$(7,308)
Investment securities	497	(675)	(50)	(228)
Other interest earning assets	(144)	(356)	132	(368)
Total interest earning assets	(1,783)	(6,521)	400	(7,904)

Interest expense:
Deposits	(144)	(5,173)	40	(5,277)
Other borrowings	(950)	(846)	226	(1,570)
Total interest bearing liabilities	(1,094)	(6,019)	266	(6,847)
Net change in net interest income	$(689)	$(502)	$134	$(1,057)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands except share data).  Specific changes in captions are discussed following the table.

	Year Ended December 31,			Dollar Change		Percentage Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008	2010 vs 2009	2009 vs 2008
Interest income:
Loans receivable	$25,030	$29,491	$36,799	$(4,461)	$(7,308)	(15.1)%	(19.9)%
Investment securities	4,688	6,532	6,760	(1,844)	(228)	(28.2)	(3.4)
Other	102	20	388	82	(368)	410.0	(94.9)
Total interest income	29,820	36,043	43,947	(6,223)	(7,904)	(17.3)	(18.0)
Interest expense:
Deposits	9,177	13,272	18,549	(4,095)	(5,277)	(30.9)	(28.5)
Other borrowings	661	1,983	3,553	(1,322)	(1,570)	(66.7)	(44.2)
Total interest expense	9,838	15,255	22,102	(5,417)	(6,847)	(35.5)	(31.0)
Net interest income before provision for loan losses	19,982	20,788	21,845	(806)	(1,057)	(3.9)	(4.8)
Provision for loan losses	6,959	44,365	5,710	(37,406)	38,655	(84.3)	677.0
Net interest income (loss) after provision for loan losses	13,023	(23,577)	16,135	36,600	(39,712)	(155.2)	(246.1)
Noninterest income:
Gain on sales and calls of investment securities	1,163	—	—	1,163	—	—	—
Deposit fee income	5,014	5,293	5,413	(279)	(120)	(5.3)	(2.2)
Earnings on life insurance	1,419	814	1,962	605	(1,148)	74.3	(58.5)
Gain on sale of loans	742	597	354	145	243	24.3	68.6
Other	1,121	1,413	1,688	(292)	(275)	(20.7)	(16.3)
Total noninterest income	9,459	8,117	9,417	1,342	(1,300)	16.5	(13.8)
Noninterest expenses:
Salaries and employee benefits	10,914	11,495	12,770	(581)	(1,275)	(5.1)	(10.0)
Real estate owned, net	5,293	8,367	1,946	(3,074)	6,421	(36.7)	330.0
FDIC insurance premium	1,931	1,690	374	241	1,316	14.3	351.9
Supervisory assessments	415	242	196	173	46	71.5	23.5
Professional fees	1,138	968	504	170	464	17.6	92.1
Advertising and public relations	263	385	900	(122)	(515)	(31.7)	(57.2)
Other	7,037	6,743	6,778	294	(35)	4.4	(0.5)
Total noninterest expenses	26,991	29,890	23,468	(2,899)	6,422	(9.7)	27.4
Income (loss) before provision for income taxes	(4,509)	(45,350)	2,084	40,841	(47,434)	(90.1)	(2,276.1)
Income tax provision (benefit)	(474)	148	(423)	(622)	571	(420.3)	(135.0)
Net income (loss)	$(4,035)	$(45,498)	$2,507	$41,463	(48,005)	(91.1)	(1,914.8)
Preferred stock dividends and accretion of preferred stock discount	891	728	—	163	728	22.4	—
Net income (loss) available to common stockholders	$(4,926)	$(46,226)	$2,507	$41,300	$(48,733)	(89.3)	(1,943.9)%

Basic earnings (loss) per share	$(1.02)	$(9.54)	$0.52	$8.52	$(10.06)	(89.4)	(1,934.6)%
Diluted earnings (loss) per share	$(1.02)	$(9.54)	$0.52	$8.52	$(10.06)	(89.4)	(1,934.6)%

Interest rate spread	3.37%	2.98%	2.99%
Net interest margin	3.31%	2.99%	3.01%

Average full-time equivalents	242	277	301
Full service offices	18	20	20

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

Interest Income.  The decrease in interest income in 2010 compared to 2009 was primarily related to decreases in the average balances of loans receivable and investment securities and a decrease in the average yield earned on investment securities, partially offset by an increase in the yield earned on loans receivable.  The average balance of loans receivable decreased due to repayments, maturities and charge-offs or transfers to real estate owned, as well as a decrease in loan originations.  The average balance of investment securities decreased due to calls and sales of investment securities.

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

Interest Expense.   The decrease in interest expense in the 2010 vs. 2009 comparative period was primarily due to decreases in the average balances of and rates paid on deposits and borrowings.  The decreases in the average rates paid on deposit accounts and borrowings reflect decreases in market interest rates.

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

Provision for Loan Losses.  The provision for loan losses includes charges to maintain an allowance for loan losses adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date.  Such provision and the adequacy of the allowance for loan losses is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions, including unemployment, bankruptcy trends, vacancy rates, and the level and trend of home sales and prices.

The decrease in the provision for loan losses in the 2010 vs. 2009 period was primarily due to a decrease in charge-offs in 2010 compared to 2009. The general valuation allowance increased from $3.5 million at December 31, 2008 to $25.4 million at December 31, 2009 and decreased to $23.1 million at December 31, 2010. Specific valuation allowances increased from $2.9 million at December 31, 2008 to $7.5 million at December 31, 2009 to $8.0 million at December 31, 2010.  The changes in valuation allowances are reflected in the large provisions for loan losses in the 2009.  The general valuation allowance as a percentage of loans receivable, net of specific valuation allowances, was .61% at December 31, 2008, 4.97% at December 31, 2009, and 5.68% at December 31, 2010.  The increase in the level of general valuation allowances since December 31, 2008, was due to an increase in the level of nonperforming and classified loans and  increases in net charge-offs, with such increases being larger in 2009 than 2010.   See “Asset Quality.”

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

Noninterest Income.  The increase in noninterest income for 2010 vs. 2009 was primarily related to gains on sales of investment securities and a $605,000 increase in earnings on life insurance policies.  During the third quarter of 2010, securities with a carrying value of $85.8 million and a market value of $87.9 million were transferred from held to maturity to available for sale.  Upon transfer, the securities were written up to market value and the resulting gain was recognized as an increase to other comprehensive income of $1.3 million.  Of the transferred securities, $15.9 million were sold during the third quarter of 2010 at a gain of $1.1 million.  Management transferred the securities to the available for sale category in order to take advantage of current market conditions to realize gains in certain securities.  The increase in earnings on life insurance policies was due to a death benefit claim recorded during the fourth quarter of 2010.

The decrease in noninterest income for the 2009 vs. 2008 period was primarily due to a $1.2 million increase in earnings on life insurance policies due to a death benefit claim recorded during the first quarter in 2008 that was not present in the 2009 period.

In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.  Because the Company’s customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. Based on comparison of insufficient funds fee revenue from August through December 2010 to the same months in 2009, such revenues are down by approximately 10%.

The Dodd-Frank Act amended the Electronic Funds Transfer Act to authorize the Federal Reserve Bank to issue regulations regarding any interchange transaction fee that an issuer may receive or charge for an electronic debit transaction (a transaction in which a person uses a debit card). The amount of any interchange transaction fee that an issuer may receive or charge with respect to an electronic debit transaction must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.  The Durbin Amendment proposes to cap interchange rates to between 7 and 12 cents per transaction, and it fails to take into account a bank’s cost of providing the services. The Bank’s income directly attributable to debit card transactions was $1.3 million, $1.1 million, and $1.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.   Consequently, if interchange fee caps are enacted and the Bank is not exempt, it could have a significant impact on the Bank.

Gain on sale of loans changed in relation to increases or decreases in originations of loans for sale during the comparison periods.  The activity in loans held for sale is summarized below (in thousands):

	Year Ended December 31,
	2010	2009	2008
Loans held for sale, beginning of period	$1,012	$1,586	$2,832
Originations of loans held for sale	41,944	43,971	23,788
Sales	(38,454)	(44,545)	(25,034)
Loans held for sale, end of period	$4,502	$1,012	$1,586

Gain on sale of loans	$742	$597	$354

Noninterest Expense

Salaries and Employee Benefits. The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
Salaries	$8,989	$9,577	$10,267	$(588)	$(690)
Payroll taxes	711	782	844	(71)	(62)
Insurance	541	610	673	(69)	(63)
401(k) (1)	—	38	303	(38)	(265)
Defined benefit plan contribution	532	343	518	189	(175)
Other	141	145	165	(4)	(20)
Total	$10,914	$11,495	$12,770	$(581)	$(1,275)

(1)  Represents Company matching contributions on the 401(k) Plan.  Effective February 16, 2009, the Company discontinued its matching contributions to the 401(k) Plan.

2010 vs. 2009

The decrease in salaries and benefits was primarily due to a reduction in full time equivalent employees.

The Bank is a participant in the multiemployer Pentegra Defined Benefit Plan.  The Plan is non-contributory and covers all qualified employees. Since the Plan is a multiemployer plan, contributions of participating employers are commingled and invested on a pooled basis without allocation to specific employers or employees.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Plan and closing the Plan to new participants as of that date. After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Plan.  The level of amortization charges is determined by the Plan’s funding shortfall, which is determined by comparing Plan liabilities to Plan assets.  Based on the level of interest rates and Plan assets, the funding shortfall increased, resulting in increased amortization charges effective July 1, 2010.  The defined benefit plan contribution increased in 2010 compared to 2009 primarily due to the increased amortization charges, partially offset by the cost savings associated with freezing the Plan.

2009 vs. 2008

The decrease in salaries and employee benefits was primarily due to a reduction in full time equivalent employees as well as cessation of the Company’s 401(k) matching contribution in February 2009.

Real estate owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,			Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
Loss provisions	$4,163	$6,224	$1,042	$(2,061)	$5,182
Net loss on sales	134	960	184	(826)	776
Taxes and insurance	669	635	401	34	234
Other	327	548	319	(221)	229
Total	$5,293	$8,367	$1,946	$(3,074)	$6,421

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

FDIC Insurance Premium.  FDIC insurance increased during the 2010 vs 2009 comparison periods due to an increase in the premium rate for 2010, partially offset by the lack of a special assessment in 2010.  The Bank recorded a charge of approximately $350,000 for the special assessment during the quarter ended June 30, 2009.  The increase in the Bank’s FDIC insurance premium will continue to impact the Corporation’s noninterest expense in future periods. See “Risk Factors — Future FDIC insurance premiums or special assessments may impact our earnings.”

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

Professional Fees.  Professional fees increased during 2010 comparative period primarily due to an increase in legal fees related to nonaccrual loans and the Company Order and Bank Order.  We expect professional fees to remain at an elevated level due to the amount of nonaccrual loans and the increased legal, accounting, and other fees associated with reporting and compliance requirements.

Professional fees increased during 2009 primarily due to legal fees related to the issuance of the Company’s Series A Preferred Stock to the U. S. Treasury as well as legal fees associated with the resolution of nonaccrual loans.

Advertising and Public Relations.  The decrease in 2010 and 2009 was primarily related to a decrease in direct mail, print media, and broadcast media advertising as well as a decrease in expenses related to the “Thank You” gift program that was discontinued in September 2008.

Other Noninterest Expenses.  The increase in the 2010 vs. 2009 comparative period is primarily due to an increase in collection expenses associated with delinquent and nonaccrual loans as well as an increase in consulting fees paid to third parties.

Income Taxes.

2010 vs. 2009

The Company had no taxable income in 2010 and recorded a valuation allowance for all of its net deferred tax asset as of December 31, 2010.  See Note 11 to the consolidated financial statements contained herein in Item 8 for further information.

2009 vs. 2008

The income tax provision increased primarily due to the establishment of a valuation allowance related to the deferred tax asset during the year ended December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are contractually obligated to make future minimum payments as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Certificates of deposit maturities	$208,675	$113,951	$13,819	$4,248	$340,693
Other borrowings	11,514	5,738	730	211	18,193
Lease obligations	180	351	320	347	1,198

We are contractually obligated to fund future obligations at maturity as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Unused lines of credit	$6,265	$2,277	$70	$89	$8,701
Unadvanced portion of construction loans	900	1,064	—	—	1,964
Standby letters of credit	42	3,176	—	—	3,218
Loan origination commitments	1,394	—	—	—	1,394

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

For discussion of regulatory capital requirements, see Note 22, “Regulatory Matters” in the Notes to the Consolidated Financial Statements under Item 8.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is both a daily and long-term function of business management. The Bank’s liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities, sales and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits is not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas.  Currently, borrowings from the FRB discount window may be used only when other sources of liquidity are not available to the Bank.

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

During 2010, FHLB borrowings decreased by $41.4 million or 69.5%. At December 31, 2010, the Bank’s additional borrowing capacity with FHLB was $61.4 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a collateral value of $77.7 million and qualifying investment securities with a collateral value of $1.9 million less outstanding advances at December 31, 2010 of $18.2 million.  The Bank may transfer additional eligible collateral to the FHLB to provide additional borrowing capacity if needed.  Due to the Bank’s restricted status at the FHLB, the Bank may only borrow short-term FHLB advances with maturities up to thirty days

The Bank was notified in December 2009 by the FRB of various restrictions and collateral requirements.  The Bank is required to pledge collateral with a value of $16 million to secure account transaction settlements.  This collateral is also available to access the secondary discount window if unencumbered for transaction settlement and when other sources of funding are not available to the Bank. In addition, the Bank is required to maintain an account balance at the FRB to cover charges to the Bank’s transaction account to avoid any daylight overdrafts.

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

The FRB will not accept loans that: (i) are 30 days or more past due; (ii) are classified as substandard, doubtful, or loss by the Bank’s regulating authority or the Bank; (iii) are illegal investments for the Bank; (iv) secure the indebtedness to any director, officer, employee, attorney, affiliate or agent of the Bank; or that (v) exhibit collateral and credit documentation deficiencies.  The lendable value of commercial real estate of approximately $14.0 million at December 31, 2010 was 57% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged.  In addition, at December 31, 2010, the Bank pledged qualifying investment securities with a collateral value of approximately $2.4 million for the discount window and to secure transaction settlements.

At December 31, 2010, the Bank had short-term funds availability of approximately $161.2 million or 26.9% of Bank assets consisting of borrowing capacity at the FHLB and the FRB, unpledged investment securities, and overnight funds including the balances maintained at the FRB.  The Bank anticipates it will continue to rely primarily on deposits, calls of investment securities, loan repayments, and funds provided from operations to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources.

The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities. As of December 31, 2010, the Bank had outstanding commitments to originate loans of $1.4 million, including $549,000 million of loans committed to sell; unadvanced portion of construction loans of $2.0 million; and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $14.8 million.  Scheduled maturities of certificates of deposit for the Bank during the twelve months following December 31, 2010 amounted to $208.7 million.  In light of the Company’s efforts to coordinate a controlled decrease in assets and liabilities and as a result of the current interest rate environment, management cannot estimate the portion of maturing deposits that will remain with the Bank.  Management anticipates the Bank will continue to have sufficient funds, through loan repayments, deposits, and borrowings, to meet our current commitments.  This expectation assumes that the FHLB will continue to extend credit based on our borrowing capacity and that core deposits do not experience a substantial decline.

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

As of November 19, 2009 and in accordance with the directive from the OTS, the Bank may no longer accept, renew or roll over brokered deposits without the written non-objection of the regional director of the OTS. The Bank has not relied on brokered deposits as a primary source of funding.  As of December 31, 2010 the Bank had $5.6 million or 1.0% of deposits in brokered deposits.  Approximately $3.7 million of the brokered accounts mature in 2011.  Based on the current minimal level of brokered deposits, management does not anticipate that the restrictions imposed by the OTS on brokered deposits will have a significant impact on the Bank’s liquidity position.

In 2010, management took additional steps to strengthen the Bank’s liquidity position including the transfer of additional collateral in the form of qualifying one- to four-family loans to the FHLB of Dallas, a decrease in the Bank’s loan portfolio, establishment of a repurchase agreement to utilize our investment portfolio for liquidity, and membership in an internet service in order to bid for non-brokered certificates of deposit as another source of liquidity.

The Bank’s liquidity risk management program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the board of directors, the OTS and the FDIC.  The program also contains a Contingency Funding Plan that forecasts funding needs and funding sources under different stress scenarios.  The Contingency Funding Plan approved by the board of directors is designed to respond to an overall decline in the economic environment, the banking industry or a problem specific to our Bank.  A number of different contingency funding conditions may arise which may result in strains or expectation of strains in the Bank’s normal funding activities including customer reaction to negative news of the banking industry, in general, or us, specifically.  As a result of negative news, some depositors may reduce the amount of deposits held at the Bank if concerns persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s liquidity, funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that activities of the Federal Reserve Board and the U.S. Department of the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, and stock price.

For 2009, the Company declared common stock dividends of $0.03.  No common stock dividends were declared in 2010.  Future dividend payments are subject to restrictions.  See Part 1. Item 1 “Business — Regulation - Regulatory Enforcement Actions” for further information regarding dividend restrictions.

Since the Company is a holding company and does not conduct independent operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources.  The Company and the Bank are currently not allowed to declare or pay dividends or make any other capital distributions without the prior written approval of the OTS.  The Company suspended its common stock dividend in the fourth quarter of 2009 and deferred the payment of the dividend for the quarter ending March 31, 2010 on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the Treasury on March 6, 2009 as part of the Capital Purchase Program.  The Company funds its expenses from cash deposits maintained in the Bank and from repayments on the loan to the Bank subsidiary. The deposits in the Bank and the loan to the Bank amounted to $525,000 at December 31, 2010.  Management believes the Company’s resources to fund expenses throughout 2011 will be insufficient without the infusion of capital contemplated by the Investment Agreement.  Costs related to the Recapitalization are expected to require the majority of the Company’s funds.

At December 31, 2010, the Bank’s tangible, core and risk-based capital ratios amounted to 6.36%, 6.36% and 10.72%, respectively, compared to OTS capital adequacy standards of 1.5%, 4% and 8%.  However, the Bank Order requires the Bank to achieve and maintain a tier 1 core capital ratio and Total Risk-Based Capital Ratio of 8% and 12%, respectively, by December 31, 2010.  The Bank did not meet the core and risk-based capital requirements as of December 31, 2010 and would have needed approximately $9.9 million in additional capital based on assets at such date to meet these requirements.  See Item 1 — “Business — General — Recapitalization Plan.”

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

IMPACT OF NEW ACCOUNTING STANDARDS

See Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

ASSET AND LIABILITY MANAGEMENT

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest earning assets and interest bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.  As of December 31, 2010, the Bank estimates that the ratio of its one-year gap to total assets was a negative 31% and its ratio of interest earning assets to interest bearing liabilities maturing or repricing within one year was 45%.  Due to inherent limitations in any static gap analysis and since conditions change on a daily basis, these measurements may not reflect future results.  A static gap analysis does not include such factors as loan prepayments, interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

The Bank focuses its residential lending activities for loans held in portfolio on the origination of one-, three-, five- and seven-year adjustable rate residential mortgage loans (“ARMs”).  Although adjustable rate loans involve certain risks, including increased payments and the potential for default in an increasing interest rate environment, such loans decrease the risks associated with changes in interest rates.  As of December 31, 2010, $152.7 million or 71.3% of the Bank’s portfolio of one- to four-family residential mortgage loans consisted of ARMs, including $18.9 million in seven-year ARMs. ARMs subject to contractual repricing within one year totaled $31.2 million at an average interest rate of 5.75% at December 31, 2010.

At December 31, 2010, the Bank’s portfolio of accruing variable rate loans tied primarily to the Wall Street Journal Prime Rate (“Prime Rate”) amounted to $26.3 million with a weighted average interest rate of 5.26%.  The interest rate on these loans adjusts at any time the Prime Rate adjusts, subject to interest rate caps or floors on the loans.  Of the $26.3 million, approximately 77% have interest rate floors below 6.0%.  The Prime Rate at December 31, 2010, was 3.25%.

At December 31, 2010, the Bank had approximately $39.8 million of fixed rate commercial, commercial real estate and land loans at an average rate of 6.04% subject to renewal in 2011.  To the extent possible, the Bank is restructuring these renewals to variable rate loans priced with a margin tied to the Prime Rate with minimum floor rate and with pricing commensurate to the risk of the credit.  The Bank is generally keeping maturities of these credits shorter as well.  This enables the Bank to better manage its interest rate sensitivity during this low rate environment.

The Company’s investment portfolio, all of which is classified as available for sale, amounted to $83.1 million or 13.8% of the Company’s total assets at December 31, 2010.  Of such amount, none are contractually due within one year and $2.3 million or 2.8% is contractually due from one year to five years.  However, actual maturities can be shorter than contractual maturities due to the ability of borrowers to call or prepay such obligations without call or prepayment penalties.  As of December 31, 2010, there was approximately $77.9 million of investment securities at an average interest rate of 4.24% with call options held by the issuer, of which approximately $56.8 million, at an average interest rate of 4.11% are callable within one year.  Generally, in a rising rate environment, the issuer will not exercise the call option.

Deposits are the Bank’s primary funding source and the Bank prices its deposit accounts based upon competitive factors and the availability of prudent lending and investment opportunities.  The Bank seeks to lengthen the maturities of its deposits by offering longer-term certificates of deposit when market conditions have created opportunities to attract such deposits. However, the Bank does not solicit high rate jumbo certificates of deposit and does not pursue an aggressive growth strategy that would force the Bank to focus exclusively on competitors’ rates rather than deposit affordability.  At December 31, 2010, the Bank had $340.7 million in certificates of deposit at an average rate of 2.06% of which $208.7 million at an average interest rate of 1.72% mature in one year or less.  At December 31, 2010, the Bank had approximately $37.8 million of money market deposit accounts at an average rate of 0.35%.  Additionally, the Bank had approximately $26.9 million of checking accounts at an average rate of 0.67% where the customer must qualify for the higher rate on the account based on the number of debit card transactions and other electronic requirements. These money market and checking accounts are subject to repricing at the discretion of the Bank.  In a rising rate environment, the increase in the rates on these accounts will typically lag the increase in market rates and will typically not increase in the same magnitude or in proportion to the increase in market rates.

At December 31, 2010, the Bank had $18.2 million of FHLB advances, of which $8.0 million at an average interest rate of 0.41% are variable with the interest rate floating either monthly or quarterly based on movements in the London Interbank Offering Rate (“LIBOR”).  Fixed rate advances of $10.2 million at an average interest rate of 4.57% are due in one year or less. Due to restrictions placed on the Bank by the FHLB of Dallas, the term of new advances may be no more than thirty days.  To the extent the Bank relies on advances for its funding, the short-term advances could subject the Bank to a greater degree of interest rate risk exposure in a rising rate environment.

Net Portfolio Value

The value of the Bank’s loan and investment portfolio will change as interest rates change.  As a result of the Bank’s negative interest rate repricing gap, rising interest rates will generally decrease the Bank’s net portfolio value (“NPV”), while falling interest rates will generally increase the value of that portfolio.  NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.  The following tables set forth, quantitatively, as of December 31, 2010 and 2009, the OTS estimate of the projected changes in NPV in the event of a 100, 200 and 300 basis point instantaneous and permanent increase in market interest rates and a 100 basis point instantaneous and permanent decrease in market interest rates as of December 31, 2010 and 2009.

2010
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$45,006	7.44%	$(12,330)	(22)%
+200	50,348	8.20	(6,988)	(12)
+100	53,279	8.59	(4,057)	(7)
0	57,336	9.13	—	—
-100	58,923	9.32	1,587	3

2009
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$43,398	5.94%	$(22,571)	(34)%
+200	53,488	7.19	(12,481)	(19)
+100	60,223	7.99	(5,746)	(9)
0	65,969	8.64	—	—
-100	67,784	8.81	1,815	3

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

Audit Committee, Board of Directors and Stockholders

First Federal Bancshares of Arkansas, Inc.

Harrison, Arkansas

We have audited the accompanying consolidated statement of financial condition of First Federal Bancshares of Arkansas, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2010.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Bancshares of Arkansas, Inc. as of December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2, the Company has experienced significant losses in recent years and has significant levels of nonperforming assets Furthermore, the Company has entered into a written agreement with the Office of Thrift Supervision which requires the Company to meet certain capital requirements by December 31, 2010, which were not met.  These matters raise substantial doubt abut the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BKD, LLP

Little Rock, Arkansas

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Federal Bancshares of Arkansas, Inc.

Harrison, AR

We have audited the accompanying consolidated statement of financial condition of First Federal Bancshares of Arkansas, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Federal Bancshares of Arkansas, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Little Rock, AR

April 15, 2010

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2010 AND 2009

(In thousands, except share data)

	2010	2009
ASSETS
Cash and cash equivalents:
Cash and collection items	$6,921	$9,735
Interest bearing deposits with banks	29,486	12,414

Total cash and cash equivalents	36,407	22,149

Investment securities—
Held to maturity, at amortized cost (fair value at December 31, 2009, $132,509)	—	135,531
Available for sale (amortized cost of $85,426)	83,106	—
Federal Home Loan Bank stock—at cost	1,257	3,125
Loans receivable, net of allowance at December 31, 2010 and 2009, of $31,084 and $32,908, respectively	381,343	481,542
Loans held for sale	4,502	1,012
Accrued interest receivable	2,545	4,229
Real estate owned - net	44,706	35,155
Office properties and equipment - net	22,237	23,567
Cash surrender value of life insurance	21,444	21,226
Prepaid expenses and other assets	2,499	3,534

TOTAL	$600,046	$731,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest bearing	$517,859	$598,968
Noninterest bearing	23,941	25,656

Total deposits	541,800	624,624

Other borrowings	18,193	59,546
Advance payments by borrowers for taxes and insurance	726	695
Other liabilities	3,207	2,905

Total liabilities	$563,926	$687,770

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 16,500 shares issued and outstanding at December 31, 2010 and 2009	$16,261	$16,195
Common stock, $.01 par value—30,000,000 shares authorized; 4,846,785 shares issued and outstanding at December 31, 2010 and 20,000,000 shares authorized; 10,307,502 shares issued; 4,846,785 shares outstanding at December 31, 2009	48	103
Additional paid-in capital	26,796	56,986
Other comprehensive income (loss)	(2,320)	—
Retained earnings (deficit)	(4,665)	40,634
	36,120	113,918
Treasury stock—at cost; 5,460,717 shares at December 31, 2009	—	(70,618)

Total stockholders’ equity	36,120	43,300

TOTAL	$600,046	$731,070

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands, except earnings per share)

	2010	2009	2008
INTEREST INCOME:
Loans receivable	$25,030	$29,491	$36,799
Investment securities:
Taxable	3,663	5,542	5,966
Nontaxable	1,025	990	794
Other	102	20	388
Total interest income	29,820	36,043	43,947

INTEREST EXPENSE:
Deposits	9,177	13,272	18,549
Other borrowings	661	1,983	3,553

Total interest expense	9,838	15,255	22,102

NET INTEREST INCOME	19,982	20,788	21,845

PROVISION FOR LOAN LOSSES	6,959	44,365	5,710

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	13,023	(23,577)	16,135

NONINTEREST INCOME:
Gain on sales and calls of investment securities	1,163	—	—
Deposit fee income	5,014	5,293	5,413
Earnings on life insurance policies	1,419	814	1,962
Gain on sale of loans	742	597	354
Other	1,121	1,413	1,688

Total noninterest income	9,459	8,117	9,417

NONINTEREST EXPENSES:
Salaries and employee benefits	10,914	11,495	12,770
Net occupancy expense	2,572	2,722	2,657
Real estate owned, net	5,293	8,367	1,946
FDIC insurance	1,931	1,690	374
Supervisory assessments	415	242	196
Data processing	1,494	1,466	1,431
Professional fees	1,138	968	504
Advertising and public relations	263	385	900
Postage and supplies	672	713	804
Other	2,299	1,842	1,886

Total noninterest expenses	26,991	29,890	23,468

INCOME (LOSS) BEFORE INCOME TAXES	(4,509)	(45,350)	2,084

INCOME TAX PROVISION (BENEFIT)	(474)	148	(423)

NET INCOME (LOSS)	$(4,035)	$(45,498)	$2,507

PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK DISCOUNT	891	728	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(4,926)	$(46,226)	$2,507

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(1.02)	$(9.54)	$0.52

Diluted	$(1.02)	$(9.54)	$0.52

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands, except share data)

						Employee	Accumulated
	Issued		Issued		Additional	Stock	Other	Retained			Total
	Preferred Stock		Common Stock		Paid-In	Benefit	Comprehensive	Earnings	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Plans	Income (Loss)	(Deficit)	Shares	Amount	Equity
BALANCE — January 1, 2008	—	—	10,307,502	$103	$56,653	$(42)	$—	$87,600	5,463,117	$(70,651)	$73,663

Net income	—	—	—	—	—	—	—	2,507	—	—	2,507
Stock compensation expense	—	—	—	—	(18)	42	—	—	1,600	(19)	5
Tax effect of stock compensation plans	—	—	—	—	(2)	—	—	—	—	—	(2)
Treasury shares reissued	—	—	—	—	(6)	—	—	—	(4,000)	52	46
Dividends paid ($0.64 per share)	—	—	—	—	—	—	—	(3,102)	—	—	(3,102)

BALANCE — December 31, 2008	—	—	10,307,502	103	56,627	—	—	87,005	5,460,717	(70,618)	73,117

Net loss	—	—	—	—	—	—	—	(45,498)	—	—	(45,498)
Issuance of 16,500 shares of preferred stock and a warrant to purchase 321,847 shares of common stock	16,500	$16,142	—	—	358	—	—	—	—	—	16,500
Preferred stock dividends	—	—	—	—	—	—	—	(675)	—	—	(675)
Accretion of preferred stock discount	—	53	—	—	—	—	—	(53)	—	—	—
Stock compensation expense	—	—	—	—	1	—	—	—	—	—	1
Dividends paid ($0.03 per common share)	—	—	—	—	—	—	—	(145)	—	—	(145)

BALANCE — December 31, 2009	16,500	16,195	10,307,502	103	56,986	—	—	40,634	5,460,717	(70,618)	43,300

Net loss	—	—	—	—	—	—	—	(4,035)	—	—	(4,035)
Reclassification of investment securities from held to maturity to available for sale	—	—	—	—	—	—	1,321	—	—	—	1,321
Change in unrealized gain/loss on Investment securities available for sale arising during the period	—	—	—	—	—	—	(3,641)	—	—	—	(3,641)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(6,355)
Preferred stock dividends accrued	—	—	—	—	—	—	—	(825)	—	—	(825)
Accretion of preferred stock discount	—	66	—	—	—	—	—	(66)	—	—	—
Cancellation of treasury stock	—	—	(5,460,717)	(55)	(30,190)	—	—	(40,373)	(5,460,717)	70,618	—

BALANCE — December 31, 2010	16,500	$16,261	4,846,785	$48	$26,796	$—	$(2,320)	$(4,665)	—	$—	$36,120

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$(4,035)	$(45,498)	$2,507
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	6,959	44,365	5,710
Provision for real estate losses	4,163	6,224	1,042
Deferred tax benefit	(2,566)	(16,545)	(657)
Deferred tax valuation allowance	2,092	18,124	—
Accretion of discounts on investment securities, net	(72)	(96)	(60)
Federal Home Loan Bank stock dividends	(10)	(11)	(131)
Loss (gain) on disposition of fixed assets, net	79	(2)	(18)
Loss on sale of repossessed assets, net	141	957	184
Gains on sales or calls of investment securities	(1,163)	—	—
Originations of loans held for sale	(41,944)	(43,971)	(23,788)
Proceeds from sales of loans held for sale	39,196	45,142	25,388
Gain on sale of loans originated to sell	(742)	(597)	(354)
Depreciation	1,405	1,484	1,484
Amortization of deferred loan costs, net	322	388	366
Earnings on life insurance policies	(801)	(814)	(782)
Stock compensation expense	—	1	5
Changes in operating assets and liabilities:
Accrued interest receivable	1,684	2,472	2,341
Prepaid expenses and other assets	1,532	(2,301)	620
Other liabilities	(49)	289	(12)

Net cash provided by operating activities	6,191	9,611	13,845

INVESTING ACTIVITIES:
Purchases of investment securities, held to maturity	(44,581)	(130,367)	(119,353)
Proceeds from maturities/calls of investment securities, held to maturity	94,369	122,349	84,396
Purchases of investment securities, available for sale	(20,225)	—	—
Proceeds from maturities/calls/sales of investment securities, available for sale	21,777	—	—
Federal Home Loan Bank stock purchased	(522)	(556)	(261)
Federal Home Loan Bank stock redeemed	2,400	2,267	—
Loan repayments, net of originations	72,029	21,248	8,843
Loan participations purchased	(1,312)	(4,110)	(4,880)
Loan participations sold	1,105	—	4,045
Proceeds from sales of real estate owned	7,984	3,046	3,073
Improvements to real estate owned	(657)	24	(724)
Proceeds from sales of office properties and equipment	—	2	30
Purchases of office properties and equipment	(154)	(357)	(1,927)

Net cash provided by (used in) investing activities	132,213	13,546	(26,758)

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(82,824)	$6,621	$(12,411)
Advances from Federal Home Loan Bank	—	—	174,955
Repayment of advances from Federal Home Loan Bank	(17,353)	(46,636)	(174,860)
Short-term FHLB advances, net	(24,000)	24,000	—
Net borrowings from Federal Reserve Bank	—	(10,030)	10,030
Net increase (decrease) in advance payments by borrowers for taxes and insurance	31	(115)	235
Proceeds from issuance of preferred stock and related common stock warrants	—	16,500	—
Preferred dividends paid	—	(570)	—
Dividends paid, common shares	—	(145)	(3,102)
Stock options exercised	—	—	46

Net cash used in financing activities	(124,146)	(10,375)	(5,107)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,258	12,782	(18,020)

CASH AND CASH EQUIVALENTS:
Beginning of year	22,149	9,367	27,387

End of year	$36,407	$22,149	$9,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$10,093	$15,690	$22,501

Income taxes	$38	$1,044	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$31,831	$24,710	$24,708

Loans to facilitate sales of real estate owned	$10,735	$2,011	$6,905

Investment securities purchased—not settled	$—	$—	$8,995

Preferred stock dividends accrued	$825	$105	$—

See notes to consolidated financial statements.	(Concluded)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation—First Federal Bancshares of Arkansas, Inc. (the “Company”) is a unitary holding company that owns all of the stock of First Federal Bank (the “Bank”). The Company is substantially in the business of community banking and therefore is considered a banking operation with no separately reportable segments. The Bank provides a broad line of financial products to individuals and small- to medium-sized businesses. The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive.  Intercompany transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be significant. Valuation of real estate owned, fair value of financial instruments, valuation of deferred tax assets and the allowance for loan losses are material estimates that are particularly susceptible to significant change in the near term.

Significant Estimates and Concentrations—Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in the footnote regarding loans.  Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.  Other significant estimates and concentrations not discussed in those footnotes include:

Real Estate Owned. Real estate owned includes commercial and residential lots and land in our market area with a carrying value of $25.1 million at December 31, 2010, net of valuation allowances of $5.7 million.  The carrying values of these properties reflect management’s best estimate of the amount to be realized from the sale of the properties.  While the estimates are generally based on valuations by independent appraisers, there have been limited recent sales of comparable properties in the area to consider in preparing the valuations, and the market for such properties is limited.  Therefore, the amount that the Bank realizes from the sale of the properties could differ materially in the near term from the carrying value reflected in these financial statements.

Pension Benefits. The Bank is a participant in a noncontributory multiemployer defined benefit pension plan. The plan was frozen as of July 1, 2010, eliminating all future benefit accruals for participants in the plan and closing the plan to new participants as of that date. The Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the plan.  Costs for the plan year beginning July 1, 2010, are approximately $571,000. The level of amortization charges is determined by the plan’s funding shortfall, which is determined by comparing plan liabilities to plan assets.  Based on factors that influence the levels of plan assets and liabilities, such as the level of interest rates and the performance of plan assets, it is reasonably possible that events could occur that would materially change the estimated amount of the Bank’s required contribution in the near term. Additionally, if the Bank were to terminate the plan, the Bank could incur a significant withdrawal liability.

Current Economic Conditions. The current protracted economic decline continues to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

At December 31, 2010, the Bank held $92.8 million or 22.4% of its total loan portfolio in commercial real estate and $44.7 million or 7.5% of the Company’s total assets in real estate owned, $25.1 million of which represents foreclosed land and lot loans.  Due to national, state and local economic conditions, values for commercial real estate and land have declined significantly, and the market for these properties is depressed.

The accompanying financial statements have been prepared using values and information currently available to the Bank.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Bank’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. In estimating other than temporary impairment losses, management considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The accrual of interest on loans is generally discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual, except when doubt exists as to ultimate collectibility of principal and interest. Loans are generally returned to accrual status when payments are made to bring the loan less than 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected.  The Company may continue to accrue interest on certain loans that are 90 days past due or more if such loans are in the process of collection and collection is reasonably assured.

Allowance for Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged off against the allowance when management believes it is likely that a loan balance is uncollectible.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses represents management’s estimate of incurred credit losses inherent in the Company’s loan portfolio as of the balance sheet date.  The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of the Company’s borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and general economic conditions, including unemployment, bankruptcy trends, vacancy rates, and the level and trend of home sales and prices. Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Multifamily residential, commercial real estate, land and land development, and commercial loans that are delinquent or where the borrower’s total loan relationship exceeds $250,000 are evaluated on a loan-by-loan basis at least annually.  Nonaccrual loans and troubled debt restructurings (“TDRs”) are also considered to be impaired loans.  TDRs are restructurings in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

Rate Lock Commitments—The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments) as well as corresponding commitments to sell such loans to investors. Rate lock commitments as well as the related sales commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed rate commitments also considers the difference between current levels of interest rates and the committed rates.

Real Estate Owned, Net—Real estate owned (“REO”) represents foreclosed assets held for sale and is initially recorded at estimated fair value less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less costs to sell. Adjustments for estimated losses are charged to operations when any decline reduces the fair value to less than the carrying value.  Costs and expenses related to major additions and improvements are capitalized while maintenance and repairs that do not extend the lives of the respective assets are expensed.

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

Income Taxes— Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various statement of financial condition assets and liabilities and gives current recognition to changes in tax rates and laws. We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. We evaluate our deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no uncertain tax positions.

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

Recent Accounting Pronouncements— In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 860, formerly Statement of Financial Accounting Standards (“SFAS”) 166, Accounting for Transfers of Financial Assets, which is a revision to ASC 860, formerly SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The statement also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. It was effective for financial statements issued for interim and annual periods beginning after November 15, 2009.  The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date. The Bank adopted this statement on January 1, 2010, as required.  The adoption of this statement did not have a material effect on the consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and nonrecurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 18. These new disclosure requirements were effective beginning with the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect on the Company’s financial statement disclosure upon adoption of this ASU and the Company does not expect a material effect upon adoption of Level 3 provisions in 2011.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and the allowance for loan losses (the “allowance”). This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The provisions of this ASU are effective beginning with the Company’s reporting period ending December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the allowance, the adoption had no impact on the Company’s financial condition or results of operations.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  Until the FASB completes its deliberations, the Company is unable to evaluate the effects of this ASU on its consolidated financial statements.

2.                      GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described below create uncertainty about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company recorded a net loss of $4.0 million in 2010, primarily due to the level of nonperforming assets, the provision for loan losses of $7.0 million, real estate owned expenses of $5.3 million, and FDIC insurance premiums of $1.9 million.  Our losses were largely a result of nonperforming loans and real estate owned.

On April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the Office of Thrift Supervision (“OTS”) (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders impose certain operation restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions.  The Orders also require the Company and the Bank to take certain actions, including the submission to the OTS of capital plans and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s operations, earnings and profitability.  The Bank Order specifically requires the Bank to achieve and maintain, by December 31, 2010, a Tier 1 (Core) Capital Ratio of at least 8% and a Total Risk-Based Capital Ratio of at least 12.0% and maintain these higher ratios for as long as the Bank Order is in effect.  At December 31, 2010, the Bank’s core and Total Risk-Based Capital Ratios were 6.36% and 10.72%.  The Bank needed additional capital of approximately $9.9 million to meet these capital requirements at December 31, 2010.

On January 27, 2011, the Company and the Bank entered into an Investment Agreement (the “Investment Agreement”) with Bear State Financial Holdings, LLC (“Bear State”) which sets forth the terms and conditions of the Recapitalization, which consists of the following:

•                  the Company will amend its Articles of Incorporation to effect a 1-for-5 reverse split  (the “Reverse Split”) of the Company’s issued and outstanding shares of common stock (the “Amendment”);

•                  Bear State will purchase from the United States Department of the Treasury (“Treasury”) for $6 million aggregate consideration, the Company’s 16,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), including any accrued but unpaid dividends thereon, and related warrant dated March 6, 2009 to purchase 321,847 shares of the Company’s common stock at an exercise price of $7.69 per share (the “TARP Warrant”), both of which were previously issued to the Treasury through the Troubled Asset Relief Program — Capital Purchase Program;

•                  the Company will sell to Bear State (i) 15,425,262 post-Reverse Split shares (the “First Closing Shares”) of the Company’s common stock at $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, and (ii) a warrant (the “Investor Warrant”) to purchase 2 million post-Reverse Split shares of our common stock at an exercise price of $3.00 per share (or $0.60 per share pre-Reverse Split);

•                  Bear State will pay the Company aggregate consideration of approximately $46.3 million for the First Closing Shares and Investor Warrant, consisting of (i) $40.3 million in cash, and (ii) Bear State’s surrendering to the Company the Series A Preferred Stock and TARP Warrant for a $6 million credit against the purchase price of the First Closing Shares;

•                  as promptly as practical following Bear State’s purchase of the First Closing Shares and Investor Warrant, the Company intends to commence a stockholder rights offering (the “Rights Offering”) pursuant to which stockholders who hold shares of our common stock on the record date for the Rights Offering will receive the right to purchase three (3) post-Reverse Split shares of the Company’s common stock for each one (1) post-Reverse Split share held by such stockholder at $3.00 per share (or $0.60 per share pre-Reverse Split); and

•                  on the closing date of the Rights Offering, the Company will sell to Bear State any unsold shares offered in the Rights Offering (the “Second Closing”), subject to the satisfaction of the conditions to the Second Closing as set forth in the Investment Agreement, at a purchase price of $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, subject to an overall limitation on Bear State’s ownership of 94.90% of our common stock (the “Second Closing Shares” and together with the First Closing Shares, the “Private Placement Shares”).

As a condition to Bear State’s investment in the Company, (i) the Company’s stockholders must approve the Amendment to the Company’s Articles of Incorporation to effect the Reverse Split, (ii) the Company’s stockholders must approve the issuance of more than 20% of the Company’s post-Reverse Split outstanding common stock in accordance with the terms of the Investment Agreement as required pursuant to NASDAQ Marketplace Rules 5635(b), 5635(c) and 5635(d), and (iii) Treasury must sell to Bear State the Series A Preferred Stock (including accrued and unpaid dividends) and TARP Warrant for $6 million.

After giving effect to Bear State’s investment in the Company, Bear State will own at least 81.80% of our common stock (after taking into account the exercise of the Investor Warrant and assuming the Rights Offering is fully subscribed), and could own as much as 94.90% of our common stock (after taking into account the overall limitation on Bear State’s ownership and the exercise of the Investor Warrant and assuming no current stockholders subscribe to the Rights Offering).  As a result, our current stockholders would own between approximately 5.10% and 18.20% of our common stock following Bear State’s investment in the Company and the Rights Offering.

Consummation of the above-described transactions is subject to regulatory approval by the OTS.

The Company anticipates that Bear State’s purchase of the Private Placement Shares will take place during the second quarter of 2011, which will bring the Company and the Bank into compliance with the capital requirements of the Orders.  However, uncertainty regarding the conditions which must to be met prior to closing and the Company’s current noncompliance with the capital requirements of the Orders at December 31, 2010, raises substantial doubt about the Company’s ability to continue as a going concern.

3.                      RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Based on the reserve requirements of the Federal Reserve Bank, the Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2010 and 2009, these required reserves balances amounted to $555,000 and $636,000, respectively.  In addition, the Bank is required to maintain an account balance at the Federal Reserve Bank sufficient to cover charges to the Bank’s transaction account to avoid any daylight overdrafts.

4.                      INVESTMENT SECURITIES

Investment securities consisted of the following at December 31 (in thousands):

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

Municipal securities	$33,095	$116	$(1,073)	$32,138
U.S. Government sponsored agencies	52,331	49	(1,412)	50,968

Total	$85,426	$165	$(2,485)	$83,106

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held To Maturity	Cost	Gains	Losses	Value

Municipal securities	$25,480	$247	$(269)	$25,458
U.S. Government sponsored agencies	110,051	21	(3,021)	107,051

Total	$135,531	$268	$(3,290)	$132,509

The following tables summarize the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”) (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$18,931	$1,054	$156	$19	$19,087	$1,073
U.S. Government sponsored agencies	41,775	1,412	—	—	41,775	1,412

Total	$60,706	$2,466	$156	$19	$60,862	$2,485

	2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$5,156	$92	$2,453	$177	$7,609	$269
U.S. Government sponsored agencies	100,142	2,908	2,888	113	103,030	3,021

Total	$105,298	$3,000	$5,341	$290	$110,639	$3,290

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

The Company has pledged investment securities available for sale with carrying values of approximately $27.9 million and $59.5 million at December 31, 2010 and 2009, respectively, as collateral for certain deposits in excess of $250,000.

The scheduled maturities of debt securities at December 31, 2010, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2010
	Amortized	Fair
	Cost	Value

Within one year	$—	$—
Due from one year to five years	2,270	2,288
Due from five years to ten years	6,672	6,640
Due after ten years	76,484	74,178

Total	$85,426	$83,106

As of December 31, 2010 and 2009, investments with amortized cost of approximately $77.9 million and $127.6 million, respectively, have call options held by the issuer, of which approximately $56.8 million and $99.2 million, respectively, are or were callable within one year.

During the third quarter of 2010, securities with a carrying value of $85.8 million and a market value of $87.9 million were transferred from held to maturity to available for sale.  Upon transfer, the carrying amount of the securities were adjusted to fair value and the resulting net unrealized gain was recognized as an increase to other comprehensive income of $1.3 million.  Management transferred the securities to the available for sale category in order to take advantage of current market conditions to realize gains in certain securities.

Sales of the Company’s investment securities available for sale are summarized as follows:

	Years Ended December 31,
	2010	2009	2008

Sales proceeds	$15,932	$—	$—

Gross realized gains	$1,148	$—	$—
Gross realized losses	—	—	—
Net gains on sales of investment securities	$1,148	$—	$—

The Company also realized $15,000 in gains on calls of investment securities during the year ended December 31, 2010.

5.                      LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2010	2009

Mortgage loans:
One- to four-family residential	$214,077	$235,990
Home equity and second mortgage	18,423	27,022
Commercial real estate	92,767	104,618
Multifamily	25,356	27,987
Land	22,590	41,405
Construction	18,969	49,295

Total mortgage loans	392,182	486,317

Commercial loans	10,376	14,575

Consumer loans:
Automobile	3,958	6,810
Other	8,095	11,052

Total consumer loans	12,053	17,862

Undisbursed loan funds	(1,964)	(4,327)
Unearned discounts and net deferred loan costs (fees)	(220)	23
Allowance for loan losses	(31,084)	(32,908)

Loans receivable—net	$381,343	$481,542

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of such loans at December 31, 2010 and 2009 were $10.6 million and $11.8 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.   Servicing income for the years ended December 31, 2010, 2009, and 2008 was $27,000, $91,000, and $117,000, respectively.

As of December 31, 2010 and 2009, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $103.6 million and $97.4 million, respectively, were held in custody by the FHLB of Dallas and were pledged for outstanding advances or available for future advances.

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

As of December 31, 2010 and 2009, qualifying loans collateralized by commercial real estate with balances of $19.7 million and $46.1 million, respectively, were pledged as collateral to secure transaction settlements at the Federal Reserve Bank.  This collateral is also available to access the secondary discount window if unencumbered for transaction settlement and when other sources of funding are not available to the Bank.   In September 2008, a subordination agreement was secured with the FHLB based on its blanket lien of such loans.  This agreement provides the Bank the ability to pledge commercial real estate loans to the Federal Reserve Bank discount window and to secure transaction settlements.  The collateral was held by the Bank through the Federal Reserve Bank’s

Borrower in Custody of Collateral Program until December 2009, when the Federal Reserve Bank notified the Bank that custody of the collateral must be transferred to the Federal Reserve Bank.

The Federal Reserve Bank will not accept loans that: (i) are 30 days or more past due; (ii) are classified as substandard, doubtful, or loss by the Bank’s regulatory authority or the Bank; (iii) are illegal investments for the Bank; (iv) secure the indebtedness to any director, officer, employee, attorney, affiliate or agent of the Bank; or that (v) exhibit collateral and credit documentation deficiencies.  The collateral value at December 31, 2010 was approximately 71% of the outstanding balance of the loans as determined by the Federal Reserve Bank taking into consideration the rate and duration of the loans pledged.

The tables below summarize past due and nonaccrual loans as of December 31, 2010 (in thousands):

December 31, 2010	30-89 Days Past Due and Accruing	Nonaccrual Loans	Current	Total (1)

One- to four-family residential	$2,274	$24,025	$189,909	$216,208
Home equity and second mortgage	108	1,469	16,846	18,423
Speculative one- to four-family	—	28	1,133	1,161
Multifamily residential	—	9,142	27,085	36,227
Land development	—	595	2,101	2,696
Land	17	6,987	15,586	22,590
Commercial real estate	103	13,057	81,717	94,877
Commercial	41	1,665	8,670	10,376
Consumer	53	376	11,624	12,053
Total (1)	$2,596	$57,344	$354,671	$414,611

(1)          Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

There were no loans over 90 days past due and still accruing at December 31, 2010.  Restructured loans totaled $20.4 million as of December 31, 2010, with $15.1 million of such restructured loans on nonaccrual status at December 31, 2010.

At December 31, 2010, gross nonaccrual loans totaled $57.3 million compared to $50.3 million at December 31, 2009.

Interest income recorded during the years ended December 31, 2010, 2009 and 2008 for nonaccrual loans was $1.9 million, $1.1 million, and $415,000, respectively.  Under the original terms, these loans would have reported approximately $3.4 million, $3.7 million, and $1.8 million of interest income for the years ended December 31, 2010, 2009 and 2008, respectively.

The following is a summary of information pertaining to impaired loans, (in thousands):

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$3,414	$3,085	$329	$4,505	$131
Home equity and second mortgage	665	342	323	238	25
Speculative one- to four-family	28	9	19	382	2
Multifamily residential	8,274	5,226	3,048	3,743	63
Land development	595	534	61	1,322	5
Land	3,703	3,046	657	5,602	20
Commercial real estate	6,255	3,940	2,315	4,630	91
Commercial	1,303	327	976	348	10
Consumer	306	42	264	20	17
	24,543	16,551	7,992	20,790	364

Impaired loans without a valuation allowance:
One- to four-family residential	21,889	21,889	—	15,755	946
Home equity and second mortgage	845	845	—	1,119	69
Speculative one- to four-family	—	—	—	171	—
Multifamily residential	3,640	3,640	—	1,459	204
Land development	—	—	—	2,609	—
Land	4,419	4,419	—	7,065	181
Commercial real estate	6,802	6,802	—	7,416	231
Commercial	361	361	—	256	34
Consumer	99	99	—	137	10
	38,055	38,055	—	35,987	1,675
Total impaired loans	$62,598	$54,606	$7,992	$56,777	$2,039

Interest based on original terms					$3,511

Interest income recognized on a cash basis on impaired loans					$351

The Bank’s recorded investment for total impaired loans at December 31, 2009 was $53.8 million compared to $54.6 million at December 31, 2010.  The recorded investment for impaired loans with a valuation allowance was $16.6 million at both December 31, 2009 and December 31, 2010.  The average recorded investment in impaired loans for the year ended December 31, 2009 was $48.6 million compared to $56.8 million for the year ended December 31, 2010.

Interest income recognized in 2009 on impaired loans totaled $1.7 million compared to $2.0 million in 2010, with $128,000 recognized on a cash basis in 2009 compared to $351,000 in 2010. Interest that would have been recognized based on the original terms of the impaired loans totaled $4.4 million for 2009 compared to $3.5 million for 2010.

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, the Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk on at least an annual basis for non-homogeneous loans over $250,000 and assigning a credit risk rating. The Company uses the following definitions for risk ratings:

Pass (Grades 1 to 5). Loans classified as pass generally meet or exceed normal credit standards and are classified on a scale from 1 to 5, with 1 being the highest quality loan and 5 being a pass/watch loan.  Factors influencing the level of pass grade include repayment source and strength, collateral, borrower cash flows, existence of and strength of guarantors, industry/business sector, financial trends, performance history, etc.

Special Mention (Grade 6). Loans classified as special mention, while still adequately protected by the borrower’s capital adequacy and payment capability, exhibit distinct weakening trends and/or elevated levels of exposure to external conditions. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management’s close attention so as to avoid becoming undue or unwarranted credit exposures.

Substandard (Grade 7). Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged as security for the asset. These assets must have a well-defined weakness based on objective evidence and be characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful (Grade 8). Loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss (Grade 9). Loans classified as a loss are considered uncollectible and of such little value that continuance as an asset is not warranted. A loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off or reserving all or a portion of the asset, even though partial recovery may be effected in the future.

Loans listed as not rated are either less than $250,000 or are included in groups of homogeneous loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans is as follows:

	Pass	Special Mention	Substandard	Loss	Not Rated	Total
One- to four-family residential	$21,026	$12,285	$40,518	$329	$142,050	$216,208
Home equity and second mortgage	862	395	3,114	323	13,729	18,423
Speculative one- to four-family	—	—	1,142	19	—	1,161
Multifamily residential	16,787	5,499	10,429	3,048	464	36,227
Land development	—	—	2,635	61	—	2,696
Land	2,488	3,319	9,893	657	6,233	22,590
Commercial real estate	41,002	12,731	35,800	2,315	3,029	94,877
Commercial	4,945	2,285	1,258	976	912	10,376
Consumer	1,178	52	167	264	10,392	12,053
	$88,288	$36,566	$104,956	$7,992	$176,809	$414,611

As of December 31, 2010, the Bank did not have any loans categorized as subprime or classified as doubtful.  Loss rated loans above are fully reserved with specific valuation allowances.

6.                      ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2010	2009

Loans	$1,546	$2,562
Investment securities	999	1,667

Total	$2,545	$4,229

7.       ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

The table below provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2010 (in thousands):

	One- to four- family residential	Home equity and second mortgage	Speculative one- to four- family	Multifamily residential	Land development	Land	Commercial real estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year:	$4,436	$1,688	$884	$3,915	$1,181	$8,589	$9,077	$2,578	$560	$32,908
Provision charged to expense	3,089	133	(707)	3,507	580	(2,602)	877	1,667	415	6,959
Losses charged off	(2,127)	(552)	(97)	(843)	(288)	(3,477)	(464)	(733)	(462)	(9,043)
Recoveries	42	6	1	2	—	52	1	31	125	260
Balance, end of year	$5,440	$1,275	$81	$6,581	$1,473	$2,562	$9,491	$3,543	$638	$31,084
Ending balance: individually evaluated for impairment	$329	$323	$19	$3,048	$61	$657	$2,315	$976	$264	$7,992
Ending balance: collectively evaluated for impairment	$5,111	$952	$62	$3,533	$1,412	$1,905	$7,176	$2,567	$374	$23,092
Loans:
Ending balance	$216,208	$18,423	$1,161	$36,227	$2,696	$22,590	$94,877	$10,376	$12,053	$414,611
Ending balance: individually evaluated for impairment	$25,303	$1,510	$28	$11,914	$595	$8,122	$13,057	$1,664	$405	$62,598
Ending balance: collectively evaluated for impairment	$190,905	$16,913	$1,133	$24,313	$2,101	$14,468	$81,820	$8,712	$11,648	$352,013

The Bank does not have any loans acquired with deteriorated credit quality.

A summary of the activity in the allowances for loan and real estate losses is as follows for the years ended December 31 (in thousands):

	2010		2009		2008
	Loans	Real Estate	Loans	Real Estate	Loans	Real Estate

Balance—beginning of year	$32,908	$5,543	$6,441	$—	$5,162	$—

Provisions for estimated losses	6,959	4,163	44,365	6,224	5,710	1,042
Recoveries	260	—	866	—	483	—
Losses charged off	(9,043)	(1,865)	(18,764)	(681)	(4,914)	(1,042)

Balance—end of year(1)	$31,084	$7,841	$32,908	$5,543	$6,441	$—

(1)          The allowance for loan losses at December 31, 2010, 2009, and 2008 is comprised of specific valuation allowances of $8.0 million, $7.5 million and $2.9 million, respectively, and general valuation allowances of $23.1 million, $25.4 million, and $3.5 million, respectively.

8.                      OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2010	2009

Land and land improvements	$5,937	$5,937
Buildings and improvements	21,524	21,690
Furniture and equipment	7,035	7,240
Automobiles	472	472

Total	34,968	35,339

Accumulated depreciation	(12,731)	(11,772)

Office properties and equipment—net	$22,237	$23,567

Depreciation expense for the years ended December 31, 2010, 2009, and 2008, amounted to approximately $1.4 million, $1.5 million, and $1.5 million, respectively.

During the year ended December 31, 2010, the Bank closed two branch locations.  One location with a net book value of approximately $220,000 is being held for future use and the other location was leased for which the Bank recognized a $79,000 loss on disposal of the leasehold improvements.  Customers from both locations are being serviced by other Bank branch locations in the area.  As a result, these branch closings are not reported as discontinued operations.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2010, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

Years Ending December 31

2011	$180
2012	180
2013	171
2014	160
2015	160
2016 and thereafter	347

Total	$1,198

The leases contain options to extend for periods from ten to twenty-five years.  The cost of rentals in the renewal periods are not included above.  Total rent expense for the years ended December 31, 2010, 2009, and 2008 amounted to $251,000, $254,000, and $225,000, respectively.

The Bank also leases certain of its banking premises to third parties under operating lease agreements.  The following is a schedule by years of minimum future rentals on noncancelable operating leases (in thousands):

Years Ending December 31

2011	$57
2012	39
2013	18
2014	3
2015	—
2016 and thereafter	—

Total	$117

The leases contain options to extend for periods from three to ten years.  Such rentals are not included above.  Total rental income for the years ended December 31, 2010, 2009, and 2008 amounted to $79,000, $74,000, and $35,000, respectively.

9.                      DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2010	2009

Checking accounts, including noninterest bearing deposits of $23,941 and $25,656 in 2010 and 2009, respectively	$137,186	$166,707
Money market accounts	37,830	53,597
Savings accounts	26,091	24,983
Certificates of deposit	340,693	379,337

Total	$541,800	$624,624

Overdrafts of checking accounts of $580,000 and $379,000 at December 31, 2010 and 2009, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of December 31, 2010, the Bank had $5.6 million of brokered deposits.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $119.2 million and $133.7 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, scheduled maturities of certificates of deposit were as follows (in thousands):

Years Ending December 31

2011	$208,675
2012	83,346
2013	30,605
2014	7,707
2015	6,112
2016 and thereafter	4,248

Total	$340,693

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2010	2009	2008

Interest bearing checking accounts	$369	$1,231	$1,730
Money market accounts	233	427	900
Savings and certificate accounts	8,662	11,676	15,988
Early withdrawal penalties	(87)	(62)	(69)

Total	$9,177	$13,272	$18,549

Eligible deposits of the Bank are insured up to $250,000 by the Deposit Insurance Fund of the FDIC.

Full FDIC deposit insurance coverage was provided through the Transaction Account Guarantee Program through December 31, 2010, for noninterest bearing transaction deposit accounts, negotiable order of withdrawal (“NOW”) accounts paying no more than 0.25% interest per annum, and interest on lawyers trust accounts held at participating FDIC institutions. The Dodd-Frank Act provides unlimited FDIC insurance coverage for noninterest-bearing transaction accounts and lawyers trust accounts in all banks effective December 31, 2010 and continuing through December 31, 2012.

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

Advances at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010		2009
	Weighted		Weighted
Amounts Maturing in Year Ending	Average		Average
December 31	Rate	Amount	Rate	Amount

2010	—%	$—	1.46%	$41,353
2011	3.15	11,514	3.14	11,514
2012	2.24	3,570	2.23	3,570
2013	0.69	2,168	0.66	2,168
2014	4.16	114	4.16	114
2015	4.49	616	4.49	616
Thereafter	3.95	211	3.95	211

Total	2.74%	$18,193	1.85%	$59,546

11.               INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31
	2010	2009	2008

Income tax provision (benefit):
Current:
Federal	$—	$(1,441)	$251
State	—	10	(17)
Total current	—	(1,431)	234

Deferred:
Federal	(2,228)	(13,548)	(525)
State	(338)	(2,997)	(132)
Valuation allowance	2,092	18,124	—
Total deferred	(474)	1,579	(657)

Total	$(474)	$148	$(423)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Year Ended December 31
	2010		2009		2008

Taxes at statutory rate	$(1,532)	34.0%	$(15,419)	34.0%	$709	34.0%
Increase (decrease) resulting from:
State income tax—net	(222)	4.9	(1,946)	4.3	(98)	(4.7)
Change in valuation allowance	2,092	(46.4)	18,124	(40.0)	—	—
Earnings on life insurance policies	(483)	10.7	(277)	0.6	(667)	(32.0)
Nontaxable investments	(329)	7.3	(317)	0.7	(243)	(11.7)
Other—net	—	—	(17)	—	(124)	(6.0)

Total	$(474)	10.5%	$148	0.3%	$(423)	(20.3)%

The Company’s net deferred tax asset account was comprised of the following at December 31 (in thousands):

	2010	2009

Deferred tax assets:
Allowance for loan losses	$11,666	$11,054
Real estate owned	4,334	3,426
Net operating loss carryforward	5,205	4,432
Other	192	190

Total deferred tax assets	21,397	19,102
Valuation allowance	(20,216)	(18,124)
Deferred tax asset, net of allowance	1,181	978

Deferred tax liabilities:
Office properties	(843)	(928)
Federal Home Loan Bank stock	(105)	(300)
Pension plan contribution	(109)	(94)
Prepaid expenses	(124)	(130)

Total deferred tax liabilities	(1,181)	(1,452)

Net deferred tax asset (liability)	$—	$(474)

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2010 and 2009. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•                The Company has a long history of earnings profitability prior to 2009.

•                Future reversals of certain deferred tax liabilities.

As part of its analysis, the Company considered the following negative evidence:

•                The Company recorded a net loss in 2009 and 2010.

•                The Company did not meet its financial goals in 2009 or 2010.

•                The Company may not meet its projections concerning future taxable income.

At December 31, 2010, we determined that a valuation allowance relating to both the federal and state portion of our deferred tax asset was necessary. This determination for the state deferred tax asset was based largely on the negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $16.6 million and $3.6 million at December 31, 2010 were recorded for the federal deferred tax asset and the state deferred tax asset, respectively.

A financial institution may, for federal income tax purposes, carry back net operating losses (“NOLs”) to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after 1997.  At December 31, 2010, the Bank had a $13.3 million NOL for federal income tax purposes that will be carried forward.  The Bear State investment in the Company as described in the Investment Agreement will constitute an “ownership change” as defined. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.  If the Bear State investment transaction is consummated, the Bank’s ability to utilize its pre-change NOLs to offset future taxable income will be substantially limited.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2010 and December 31, 2009. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2007 and forward.  The Company’s 2007 federal income tax return was subject to a limited scope examination by the Internal Revenue Service during the first quarter of 2009.  As a result of the examination, the Company was assessed approximately $45,000, including interest, for the 2007 tax year. The Company recognizes interest and penalties on income taxes as a component of income tax expense.

12.               STOCK BASED COMPENSATION

Stock Option Plan—The Stock Option Plan (“SOP”) provided for a committee of the Company’s Board of Directors to award incentive stock options, non-qualified or compensatory stock options and stock appreciation rights representing up to 1,030,750 shares of Company stock. One-fifth of the options granted vested immediately upon grant, with the balance vesting in equal amounts on the four subsequent anniversary dates of the grant. Options granted vest immediately in the event of retirement, disability, or death. Stock options granted expire in ten years unless grantee terminates employment, in which case the award expires five years after termination date or ten years after grant date, whichever comes first.  The SOP expired during 2007, so no further option grants will be made.  Compensation expense attributable to stock options during the years ended December 31, 2009 and 2008 totaled approximately $1,000, and $4,000, respectively.  No expense was recorded for stock options in 2010.

Under the SOP, options have been granted to directors and key employees to purchase common stock of the Company. The exercise price in each case equals the fair market value of the Company’s stock at the date of grant. Options granted are summarized as follows:

		Options Outstanding And Exercisable December 31, 2010
Year Granted	Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
2001	9.34 – 11.35	7,600	0.5 years	10.66
2003	12.93 – 16.11	1,712	2.4 years	15.41
2004	19.25 – 21.50	2,520	3.4 years	20.36
2005	24.81	1,000	4.9 years	24.81
2006	22.40 – 25.50	1,000	3.5 years	24.57
		13,832	1.8 years	$15.05

A summary of the status of the Company’s SOP as of December 31, 2010, 2009, and 2008, and changes during the years ending on those dates are presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding—January 1, 2008	23,042	$13.59

Exercised	(4,000)	11.63
Expired	(1,600)	9.31
Forfeited	(200)	22.40

Outstanding—December 31, 2008	17,242	$14.34

Expired	(1,760)	$11.48

Outstanding—December 31, 2009	15,482	$14.66

Expired	(1,650)	$11.45

Outstanding—December 31, 2010	13,832	$15.05

13.               EMPLOYEE BENEFIT PLANS

401(k) Plan — The Company has established a 401(k) Plan whereby substantially all employees participate in the Plan.  Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws.  During the years ended December 31, 2009 and 2008, 401(k) Plan expense was approximately $38,000 and $303,000, respectively.  Effective February 16, 2009, the Company suspended its matching contributions and there were no such expenses incurred in 2010.

Other Postretirement Benefits—The Bank is a participant in a multiemployer retirement plan and therefore separate information is not available. The plan is noncontributory and covers substantially all employees. The plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Based on the plan’s funded status, lump-sum distributions have limitations. On April 30, 2010, the Board of Directors of the Bank elected to freeze the Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Plan and closing the Plan to new participants as of that date.  After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Plan.  Net pension expense was approximately $532,000, $343,000, and $518,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

14.               PREFERRED STOCK

On March 6, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Treasury, pursuant to which the Company, for a purchase price of $16.5 million in cash, (i) sold 16,500 shares of the Company’s Series A Preferred Stock and (ii) issued a warrant (the “Warrant”) to purchase 321,847 shares of the Company’s common stock, par value $.01 per share (the “Common Stock”), at an exercise price of $7.69 per share.  The Series A Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends. The preferred stock dividend reduces earnings available to common stockholders and is computed at an annual rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock may be redeemed by the Company with regulatory approval and when such preferred shares are redeemed, the Treasury shall liquidate the Warrant associated with such preferred shares.  The Warrant has a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.69 per share of the Common Stock.   Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant that it holds.

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

As discussed more fully in Note 22 to the consolidated financial statements, the Company and the Bank are subject to a regulatory order which prohibits the Company and the Bank from paying dividends on any of its stock, including the Series A Preferred Stock, without prior written non-objection of the OTS.  As a result, the Company will not be paying its Series A Preferred Stock dividends beginning with the dividend payment due February 15, 2010.  However, the Company will continue to accrue these dividends and at December 31, 2010 dividends of approximately $930,000 were accrued in other liabilities on the consolidated statement of financial condition related to dividend payment due on February 15, 2010 and thereafter.

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

Further, as discussed in Note 24 to the consolidated financial statements, on January 27, 2011, the Company and the Bank entered into an Investment Agreement with Bear State, which includes the purchase of the Company’s Series A Preferred Stock and related Warrant by Bear State from the Treasury.  Upon closing of the Investment Agreement, Bear State will surrender to the Company the Series A Preferred Stock and the Warrant and receive a $6 million credit against the purchase price of the Private Placement Shares, as defined.

15.               EARNINGS PER SHARE

	Year Ended December 31, 2010
	Income (Loss)
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS—Income (loss) available to common stockholders	$(4,926)	4,846,785	$(1.02)

Effect of dilutive securities	—	—

Diluted EPS—Income (loss) available to common stockholders and assumed conversions	$(4,926)	4,846,785	$(1.02)

The calculation of diluted earnings per share excludes 13,832 options outstanding for the year ended December 31, 2010, which were antidilutive. In addition, the calculation excludes the Warrant to purchase 321,847 shares of common stock outstanding for the year ended December 31, 2010, which was antidilutive.

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

At December 31, 2010, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2010, the Company had no interests in non-consolidated special purpose entities.

At December 31, 2010, commitments included:

•                  total approved loan origination commitments outstanding amounting to $1.4 million, including approximately $549,000 of loans committed to sell;

•                  rate lock agreements with customers of $3.2 million, all of which have been locked with an investor;

•                  funded mortgage loans committed to sell of $4.5 million;

•                  unadvanced portion of construction loans of $2.0 million;

•                  unused lines of credit of $8.7 million;

•                  outstanding standby letters of credit of $3.2 million;

•                  total predetermined overdraft protection limits of $11.6 million; and

•                  certificates of deposit scheduled to mature in one year or less totaling $208.7 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $3.2 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2010.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2010, overdrafts of accounts with Bounce Protection™ represented usage of 4.97% of the limit.

In light of the Company’s efforts to coordinate a controlled decrease in assets and liabilities and as a result of the current interest rate environment, management cannot estimate the portion of maturing deposits that will remain with the Bank.  Management anticipates that the Bank will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.   This assumes the FHLB will continue to extend credit based on our borrowing capacity and that core deposits do not experience a substantial decline.

17.               ACCUMULATED OTHER COMPREHENSIVE INCOME

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

The components of other comprehensive income are as follows (in thousands):

	December 31, 2010	December 31, 2009

Net unrealized losses on available for sale securities arising during the period	$(2,478)	$—
Less: reclassification adjustment for gains realized in income	(1,163)	—
Change in unrealized gain/loss on investment securities available for sale arising during the period	$(3,641)	$—

18.               FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at December 31, 2010, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government sponsored agency securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the category of Recurring Level 3 securities at or for the year ended December 31, 2010.

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at December 31, 2010 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Impaired loans recorded at fair value with partial charge-offs and specific valuation allowances were $18.4 million net of specific valuation allowances of $8.0 million at December 31, 2010.

Real Estate Owned, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  REO at December 31, 2010 was $44.7 million. During the year ended December 31, 2010, charge-offs to the allowance for loan losses related to loans that were transferred to REO were $5.8 million on transfers to REO of $37.9 million.  Write downs related to REO that were charged to expense were $4.2 million for the year ended December 31, 2010.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring and nonrecurring basis at December 31, 2010:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Available for sale investment securities:
Municipal securities	$32,138	$—	$32,138	$—
U.S. Government sponsored agencies	50,968	—	50,968	—
Total recurring	$83,106	$—	$83,106	$—

Nonrecurring:
Impaired loans	$40,816	$—	$—	$40,816
REO, net	43,882	—	—	43,882
Total nonrecurring	$84,698	$—	$—	$84,698

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a nonrecurring basis at December 31, 2009.  There were no assets measured at fair value on a recurring basis at December 31, 2009.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$53,810	$—	$—	$53,810
REO, net (1)	36,285	—	—	36,285
	$90,095	$—	$—	$90,095

(1)          The amounts listed reflect fair value measurements of the properties before deducting estimated costs to sell.

19.               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$36,407	$36,407	$22,149	$22,149
Investment securities—held to maturity	—	—	135,531	132,509
Investment securities—available for sale	83,106	83,106	—	—
Federal Home Loan Bank stock	1,257	1,257	3,125	3,125
Loans receivable—net	381,343	385,544	481,542	483,127
Loans held for sale	4,502	4,502	1,012	1,012
Cash surrender value of life insurance	21,444	21,444	21,226	21,226
Accrued interest receivable	2,545	2,545	4,229	4,229

LIABILITIES:
Deposits:
Checking, money market and savings accounts	201,107	201,107	245,287	245,287
Certificates of deposit	340,693	341,947	379,337	383,187
Other borrowings	18,193	18,580	59,546	60,203
Accrued interest payable	219	219	474	474
Advance payments by borrowers for taxes and insurance	726	726	695	695

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

20.               CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

21.               RETAINED EARNINGS (DEFICIT)

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

22.               REGULATORY MATTERS

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

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

						To be Categorized
						as Adequately
						Capitalized Under
			For Capital			Prompt Corrective			Required Per
	Actual		Adequacy Purposes			Action Provisions			Bank Order
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount		Ratio

As of December 31, 2010:

Tangible Capital to Tangible Assets	$38,299	6.36%	$9,027	1.50%		N/A	N/A		N/A		N/A

Core Capital to Adjusted Tangible Assets	38,299	6.36%	24,073	4.00%		$24,073	4.00%		$48,145	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	43,605	10.72%	32,540	8.00%		32,540	8.00%		48,810	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	38,299	9.42%	N/A	N/A		16,270	4.00%		N/A		N/A

As of December 31, 2009:

Tangible Capital to Tangible Assets	$42,042	5.75%	$10,965	1.50%		N/A	N/A		N/A		N/A

Core Capital to Adjusted Tangible Assets	42,042	5.75%	36,550	5.00	%(2)	$36,550	5.00	%(2)	N/A		N/A

Total Capital to Risk-Weighted Assets	48,344	9.97%	48,512	10.00	%(2)	48,512	10.00	%(2)	N/A		N/A

Tier I Capital to Risk-Weighted Assets	42,042	8.67%	N/A	N/A		19,405	4.00%		N/A		N/A

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

As discussed in Note 24 to the consolidated financial statements, on January 27, 2011, the Company and the Bank entered into an Investment Agreement with Bear State which sets forth the terms and conditions of the Company’s Recapitalization.  The Company anticipates that Bear State’s investment will take place during the second quarter of 2011, subject to satisfying the conditions set forth in the Investment Agreement.

Authorized Shares. On May 26, 2010, the stockholders of the Company approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 30,000,000.  The primary purpose was to provide additional shares of the Company’s common stock for general purposes, including capital-raising transactions. As of December 31, 2010, the Company also had 5,000,000 authorized shares of preferred stock.

Dividend Restrictions.  The principal source of the Company’s revenues is dividends from the Bank.  Our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank.  On November 19, 2009, the OTS issued written directives to the Company and the Bank which require the Company and the Bank to obtain prior written non-objection of the OTS in order to make or declare any dividends or payments on their outstanding securities.  Neither the Company nor the Bank have the present intention or ability to declare any dividends or payments on their outstanding securities.

23.               RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers, and their related business interests was approximately $1.3 million and $1.1 million at

December 31, 2010 and 2009, respectively.

Deposits from related parties held by the Bank at December 31, 2010 and 2009 amounted to $3.5 million and $4.2 million, respectively.

24.               SUBSEQUENT EVENT

On January 27, 2011, the Company and the Bank entered into an Investment Agreement with Bear State which sets forth the terms and conditions of the Company’s Recapitalization.  For a full description of the Recapitalization see Note 2.

25.               PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2010 and 2009, and condensed statements of income and of cash flows for each of the three years in the period ended December 31, 2010, for First Federal Bancshares of Arkansas, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2010 AND 2009

(In thousands)

	2010	2009
ASSETS
Cash and cash equivalents (deposits in Bank)	$97	$99
Loan to Bank subsidiary	428	1,216
Investment in Bank	36,141	42,182
Other assets	524	475

TOTAL	$37,190	$43,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$1,070	$672
Stockholders’ equity	36,120	43,300

TOTAL	$37,190	$43,972

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands)

	2010	2009	2008

INCOME:
Dividends from the Bank	$—	$—	$5,000
Interest income—loan to the Bank	1	1	39

Total income	1	1	5,039

EXPENSES:
Management fees	66	66	66
Other operating expenses	444	425	263

Total expenses	510	491	329

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	(509)	(490)	4,710

INCOME TAX BENEFIT	195	187	111

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF BANK SUBSIDIARY	(314)	(303)	4,821

EQUITY IN UNDISTRIBUTED LOSS OF BANK SUBSIDIARY	(3,721)	(45,195)	(2,314)

NET INCOME (LOSS)	$(4,035)	$(45,498)	$2,507

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands)

	2010	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$(4,035)	$(45,498)	$2,507
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss (earnings) of Bank	3,721	45,195	2,314
Stock compensation expense	—	1	5
Changes in operating assets and liabilities:
Accrued interest receivable	—	—	3
Other assets	(49)	198	(386)
Accrued expenses and other liabilities	(427)	472	(58)

Net cash provided by (used in) operating activities	(790)	368	4,385

INVESTING ACTIVITIES—
Investment in Bank	—	(16,500)	—
Loan to Bank, net of repayments	788	349	(1,329)

Net cash provided by (used in) investing activities	788	(16,151)	(1,329)

FINANCING ACTIVITIES:
Purchase of preferred stock	—	16,500	—
Dividends paid, preferred shares	—	(570)	—
Dividends paid, common shares	—	(145)	(3,102)
Stock options exercised	—	—	46

Net cash provided by (used in) financing activities	—	15,785	(3,056)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2)	2	—

CASH AND CASH EQUIVALENTS:
Beginning of period	99	97	97

End of period	$97	$99	$97

******

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2010	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,670	$7,010	$7,709	$8,431
Interest expense	2,082	2,387	2,578	2,791
Net interest income	4,588	4,623	5,131	5,640
Provision for loan losses	1,286	5,557	63	53
Net interest income (loss) after provision for loan losses	3,302	(934)	5,068	5,587
Gain on sales and calls of investment securities	15	1,148	—	—
Noninterest income	2,591	2,028	1,856	1,821
Noninterest expense	6,410	7,601	6,378	6,602
Income (loss) before income taxes	(502)	(5,359)	546	806
Income tax provision (benefit)	(286)	2	(91)	(99)
Net income (loss)	(216)	(5,361)	637	905
Preferred stock dividend and discount accretion	223	223	223	222
Net income (loss) available to common stockholders	$(439)	$(5,584)	$414	$683

Earnings (loss) per share(1):
Basic	$(0.10)	$(1.15)	$0.09	$0.14
Diluted	$(0.10)	$(1.15)	$0.09	$0.14

Selected Ratios (Annualized):
Net interest margin	3.33%	3.16%	3.32%	3.42%
Return on average assets	(0.14)	(3.26)	0.37	0.50
Return on average equity	(2.19)	(49.48)	5.72	8.25

YEAR ENDED DECEMBER 31, 2009	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$9,036	$8,692	$9,193	$9,122
Interest expense	3,218	3,551	4,060	4,426
Net interest income	5,818	5,141	5,133	4,696
Provision for loan losses	8,203	30,196	2,445	3,521
Net interest income (loss) after provision for loan losses	(2,385)	(25,055)	2,688	1,175
Noninterest income	2,062	2,109	2,039	1,907
Noninterest expense	7,590	9,895	6,556	5,849
Income (loss) before income taxes	(7,913)	(32,841)	(1,829)	(2,767)
Income tax provision (benefit)	11,918	(9,614)	(892)	(1,264)
Net income (loss)	(19,831)	(23,227)	(937)	(1,503)
Preferred stock dividend and discount accretion	222	222	222	62
Net income (loss) available to common stockholders	$(20,053)	$(23,449)	$(1,159)	$(1,565)

Earnings (loss) per share(1):
Basic	$(4.14)	$(4.84)	$(0.24)	$(0.32)
Diluted	$(4.14)	$(4.84)	$(0.24)	$(0.32)

Selected Ratios (Annualized):
Net interest margin	3.49%	2.94%	2.86%	2.65%
Return on average assets	(10.56)	(11.99)	(0.47)	(0.76)
Return on average equity	(123.95)	(106.70)	(4.24)	(7.70)

(1)  Basic and diluted weighted average shares for all quarters presented was 4,846,785.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 14, 2010, the Company was notified by its independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), that upon completion of Deloitte’s review of the Company’s interim condensed consolidated financial information as of and for the three and nine month periods ended September 30, 2010, Deloitte would resign as the Company’s independent registered public accounting firm.

The reports of Deloitte on the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008 contained no adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Deloitte report dated April 15, 2010 (July 23, 2010 as to the effects of a restatement discussed in Note 5 to those financial statements) contains an explanatory paragraph as to uncertainty about the Company’s ability to continue as a going concern.

During the years ended December 31, 2009 and 2008, and the subsequent interim periods through October 20, 2010, there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the consolidated financial statements of the Company for such years.

None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the years ended December 31, 2009 and 2008 or during the subsequent interim periods through October 20, 2010.

The Company’s Audit Committee accepted the resignation of Deloitte which was effective upon completion of Deloitte’s review of the Company’s interim condensed consolidated financial information as of and for the three and nine month periods ended September 30, 2010.

On December 6, 2010, as the culmination of a request for proposal process, the Audit Committee of the Company, in concurrence with the full Board of Directors, appointed BKD, LLP (“BKD”) as the Company’s principal accountants for the fiscal year ending December 31, 2010. During the fiscal years ended December 31, 2009 and 2008, and through December 6, 2010, neither the Company nor anyone acting on its behalf consulted with BKD regarding any of the matters or events described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2010 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2010.

Larry J. Brandt President and Chief Executive Officer	Sherri R. Billings Executive Vice President and Chief Financial Officer

Item 9B.  Other Information.

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The Bylaws of the Company presently provide that the board of directors shall consist of five members, and the Articles of Incorporation and Bylaws of the Company presently provide that the board of directors shall be divided into three classes as nearly equal in number as possible.  The members of each class are to be elected for a term of three years or until their successors are elected and qualified, with one class of directors to be elected annually.  A majority of the members of our board of directors are independent based on an assessment of each member’s qualifications by the board, taking into consideration the Nasdaq Stock Market’s requirements for independence.  The board of directors has concluded that Messrs. Hammerschmidt, Savells and Conner do not have any material relationships with the Company that would impair their independence.  There are no arrangements or understandings between the Company and any person pursuant to which such person has been elected a director.  Stockholders of the Company are not permitted to cumulate their votes for the election of directors.

Other than Larry J. Brandt, who is the father of Jeffrey L. Brandt and the cousin by marriage of Kenneth C. Savells, no director or executive officer of the Company is related to any other director or executive officer of the Company by blood, marriage or adoption.

Directors of the Company and the Bank were as follows as of December 31, 2010:

Name	Age as end of 2010	Positions Held with the Company	Term Expiring	Director of the Company and the Bank Since

Kenneth C. Savells	58	Director	2011	2000

Jeffrey L. Brandt	40	Director	2012	2001

John P. Hammerschmidt	88	Chairman of the Board	2012	1996 (1966 for the Bank)

Larry J. Brandt	62	President, Chief Executive Officer and Director	2013	1996 (1979 for the Bank)

Frank Conner	61	Director	2013	2003

Set forth below is information with respect to the principal occupations of the above listed individuals during at least the last five years.

Larry J. Brandt.  Mr. Brandt is President, Chief Executive Officer and a director of the Company and Chairman, Chief Executive Officer and a Director of the Bank. He became Chairman of the Bank in 2006, its Chief Executive Officer in 2001, its President and Managing Officer in 1987, and its Chief Operating Officer in 1984.  Mr. Brandt initially was employed by the Bank in 1973.

In addition to the professional background and experience described above, the following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Brandt should serve as a director.  Mr. Brandt is the President and Chief Executive Officer of the Company and Chief Executive Officer and Chairman of the Bank.  He has served on the Company’s board of directors since the formation of the Company in 1996 and on the Board of the Bank since 1979 and was first employed by the Bank in 1973.  Mr. Brandt has served and currently serves on a number of boards of directors.  He has served as the past Chairman and board member of the Arkansas League of Savings Institutions, as a board member on the board of the U.S. League of Savings Institutions, and as a board member on the board of the America’s Community Bankers.  He currently serves on the board of Heartland Community Bankers

Association, and on the board of Pentegra Retirement Services.  Mr. Brandt brings to the board of directors extensive banking experience and a deep understanding of assessing business risk, planning, budgeting and forecasting and extensive management experience.  Additionally, Mr. Brandt’s extensive ties to the community, strength of character, mature judgment, familiarity with our business and industry, independence of thought and ability to work collegially with others led the board of directors to conclude that Mr. Brandt should serve as a director.

John P. Hammerschmidt.  Mr. Hammerschmidt is Chairman of the Board of the Company and the Senior Chairman for the Bank.  He is a former United States Congressman from Arkansas (1967-1993).  Mr. Hammerschmidt retired from the United States of House of Representatives in 1993.

In addition to the professional background and experience described above, the following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Hammerschmidt should serve as a director.  Mr. Hammerschmidt brings to the board of directors extensive management and business experience including over 40 years of service on the Bank’s board of directors, 15 years of service on the Company’s board of directors, 25 years of service as the President of Hammerschmidt Lumber Co., Inc., over 16 years of service as a member of the board of directors of Dillard, Inc., Southwestern Energy Co., and the Northwest Arkansas Council and 14 years of experience as a member of the board of directors of the Metropolitan Washington Airport Authority.  He is the Chairman of the Company’s compensation committee and a member of the Company’s audit and nominating and corporate governance committees.  Additionally, Mr. Hammerschmidt’s extensive ties to the community, strength of character, mature judgment, familiarity with our business and industry, independence of thought and ability to work collegially with others led the board of directors to conclude that Mr. Hammerschmidt should serve as a director.

Kenneth C. Savells.  Since February 2003, Mr. Savells, a principal representative, has been in the insurance and investment business with securities offered through LPL Financial.  From August 1999 to February 2003, Mr. Savells was employed as a registered representative with AXA Advisors, LLC, a registered brokerage firm located in Oklahoma City, Oklahoma.  Mr. Savells resides in Harrison, Arkansas.  Mr. Savells also previously held the position of Vice President of Management Information Services for Millbrook Distribution Services, a consumer products distribution company located in Harrison, Arkansas, where he was employed from 1981 to 1999.

In addition to the professional background and experience described above, the following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Savells should serve as a director.  Mr. Savells has served on the Company’s and Bank’s boards of directors since 2000.  He is the Chairman of the Company’s nominating and corporate governance committee and a member of the Company’s audit and compensation committees.  Mr. Savells brings to the board of directors over 35 years of business experience and a deep understanding of assessing business risk (including the risks associated with making loans), planning, budgeting and forecasting and extensive management experience.  Additionally, Mr. Savells’ strength of character, mature judgment, familiarity with our business and industry, independence of thought and ability to work collegially with others led the board of directors to conclude that Mr. Savells should serve as a director.

Jeffrey L. Brandt.  Mr. Brandt is Executive Vice President — Eastern Division of the Bank and a director of the Company and the Bank.  Mr. Brandt became an Executive Vice President of the Bank in 2006, a Senior Vice President for the Bank in 2002 and initially was employed by the Bank in 1993.

In addition to the professional background and experience described above, the following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Brandt should serve as a director.  Mr. Brandt served on the Company’s and Bank’s boards of directors since 2001 and was first employed by the Bank in 1993.  Mr. Brandt brings to the board of directors extensive banking experience and a deep understanding of lending operations and bank management.  Mr. Brandt has lived and worked in all of the Company’s and Bank’s major market areas during his career with the Company and the Bank.  He has been licensed as a certified appraiser for over 16 years.  Mr. Brandt has served for over 13 years in the United States military during which he held numerous leadership and command positions.  Additionally, Mr. Brandt’s strength of character, mature judgment, familiarity with our business and industry, independence of thought and ability to work collegially with others led the board of directors to conclude that Mr. Brandt should serve as a director.

Frank Conner.  Mr. Conner has served as Vice President, Finance and Accounting and Chief Financial Officer of FedEx Freight East (formerly American Freightways, Inc.) from February 2001 through June 2010.  Mr. Conner previously served as a director of American Freightways from 1989 to February 2001 and held various positions with American Freightways, including serving as Executive Vice President-Finance and Accounting and Chief Financial Officer from November 1995 to February 2001.  Mr. Conner previously served thirteen years with McKesson Service Merchandise in various positions including General Manager and Chief Financial Officer.  Mr. Conner served seven years in public accounting with Peat, Marwick & Mitchell prior to joining McKesson.  Mr. Conner also serves on the board of directors of P.A.M. Transportation Services, Inc. (NASDAQ: PTSI) based in Tontitown, Arkansas.

In addition to the professional background and experience described above, the following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Conner should serve as a director.  Mr. Conner brings to the board of directors extensive management and business experience including over 26 years of service in senior financial management positions for both private and publicly-traded companies.  He has served on the Company’s and the Bank’s boards of directors since 2003.  He is the Chairman of the Company’s audit committee and the audit committee financial expert and a member of the Company’s compensation and nominating and corporate governance committees.  He has extensive experience in performing audits of banking and non-banking publicly-traded companies and has served on the boards of directors of three publicly-traded companies including service on the audit and compensation committees of such companies.  Additionally, Mr. Conner’s extensive ties to the community, strength of character, mature judgment, familiarity with our business and industry, independence of thought and ability to work collegially with others led the board of directors to conclude that Mr. Conner should serve as a director.

Stockholder Nominations

Article VII.D of the Company’s Articles of Incorporation governs nominations for election to the board of directors and requires all such nominations, other than those made by the board, to be made at a meeting of stockholders called for the election of directors, and only by a stockholder who has complied with the notice provisions in that section. The Articles of Incorporation set forth specific requirements with respect to stockholder nominations.  The Company did not receive any such nominations with respect to the 2011 annual meeting.

Directors’ Attendance at Annual Meetings

Although we do not have a formal policy regarding attendance by members of the board of directors at annual meetings of stockholders, we expect that our directors will attend, absent a valid reason for not doing so.  The current board members attended the 2010 annual meeting.

Board Leadership Structure and Risk Oversight

Board of Directors Leadership Structure.  Our Board of Directors has no fixed policy with respect to the separation of the offices of Chairman of the Board of Directors and Chief Executive Officer.  Our Board retains the discretion to make this determination on a case-by-case basis from time to time as it deems to be in the best interests of the Company and our stockholders at any given time.  The Board currently believes that separating the positions of CEO and Chairman is the best structure to fit the Company’s needs. This structure ensures a greater role for the independent directors in the oversight of the Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board.  As described above, each of the Board’s three committees are comprised entirely of independent directors.  The Board also believes that this structure is preferred by a significant number of the Company’s stockholders.

Board of Directors Risk Oversight.  The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of senior management and internal audit on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic and reputational risks.  The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies.  When a committee receives these reports, the Chairman of the relevant committee reports on the discussion to the full Board during the next Board meeting.  This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Risk Considerations in Our Compensation Program.  In connection with the Company’s participation in the TARP CPP in March 2009, the compensation committee was required to review the incentive compensation arrangements of the Company’s senior executive officers, as contemplated by the TARP CPP and in addition to the other risk-oriented assessments required by the program, with the Company’s senior risk officers to ensure that their incentive compensation arrangements do not encourage them to take unnecessary and excessive risks that threaten the value of the Company.  Even though not expressly required, the compensation committee also reviewed the compensation arrangements of the Company’s other top executives.  The compensation committee concluded that it does not believe that the Company’s compensation policies and practices encourages excessive or inappropriate risk taking and instead encourage behaviors that support sustainable long-term value creation.  In reaching this conclusion, the compensation committee considered the various metrics and elements of the compensation program.  For instance, the compensation committee does not use highly leveraged, short-term incentives that drive high risk investments at the expense of long-term company value.  Rather, the Company’s annual incentive compensation is based on balanced performance metrics that promote disciplined progress towards longer-term goals.  While the Company remains a participant in the TARP CPP, the compensation committee will continue to periodically review, pursuant to the requirements of the TARP CPP, the incentive compensation arrangements of the Company’s senior executive officers, in addition to the other risk-oriented assessments required by the TARP CPP, with the Company’s senior risk officers to ensure that their incentive compensation arrangements do not encourage them to take unnecessary and excessive risks that threaten the value of the Company.

Committees and Meetings of the Board of the Company and the Bank

The board of directors of the Company meets on a monthly basis and may have additional special meetings.  During the year ended December 31, 2010, the board of directors of the Company met twenty-five times.  No director attended fewer than 75% of the total number of board meetings or committee meetings on which he served that were held during this period.

The board of directors of the Bank met twenty-nine times during 2010.  The Bank has established an audit committee and a compensation committee.  Both committees currently consist of Messrs. Hammerschmidt, Savells and Conner.

The board of directors of the Company has established various committees of the board, including an audit committee, a compensation committee, and a nominating and corporate governance committee.  The members of each of these committees are Messrs. Hammerschmidt, Savells and Conner, all of whom are independent as determined by the board of directors of the Company and as defined in the Nasdaq Stock Market’s listing standards and the regulations of the SEC.

Audit Committee.  The audit committee engages the Company’s independent registered public accounting firm and reviews with management, the internal auditor and the independent registered public accounting firm the Company’s systems of internal control.  In addition, the committee reviews with the independent registered public accounting firm and management the annual audited financial statements (including the Form 10-K) and the quarterly reports on Form 10-Q and monitors the Company’s adherence to generally accepted accounting principles.  The audit committee currently consists of Messrs. Conner (Chairman), Hammerschmidt, and Savells, all of whom are independent as determined by the board of directors of the Company and as defined in the Nasdaq Stock Market’s listing standards and the regulations of the SEC.

Based upon its charter, the audit committee meets a minimum of four times each year.  In 2010 the audit committee met in regular session nineteen times.  The boards of directors of the Company and the Bank initially adopted an Audit Committee Charter on January 28, 2003, which was amended in January 2007.  The full text of the audit committee charter is available in the Corporate Governance section of our website at www.ffbh.com.  The audit committee reviews and reassesses this charter annually.

The board of directors of the Company has determined that Mr. Conner, the Chairman of the audit committee, meets the requirements adopted by the SEC for qualification as an audit committee financial expert.  An audit committee financial expert is defined as a person who has the following attributes:  (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity or accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions.

The identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than those that are imposed on such person as a member of the audit committee and the board of directors in the absence of such identification.  Moreover, the identification of a person as an audit committee financial expert for purposes of the regulations of the SEC does not affect the duties, obligations or liability of any other member of the audit committee or the board of directors.  Finally, a person who is determined to be an audit committee financial expert will not be deemed an “expert” for purposes of Section 11 of the Securities Act of 1933.

Compensation Committee. The compensation committee, composed entirely of independent directors, administers the Company’s executive compensation program.  The members of the compensation committee, Messrs. Hammerschmidt (Chairman), Savells and Conner, meet all of the independence requirements under applicable laws and regulations, including the listing requirements of the Nasdaq Stock Market. None of the members is a current or former officer or employee of the Company or any of its subsidiaries or has any separate business relationship with the Company. The role of the compensation committee is to oversee the Company’s compensation and benefit plans and policies, administer its stock benefit plans (including reviewing and approving equity grants to executive officers) and review and approve annually all compensation decisions relating to executive officers, including those for the President and Chief Executive Officer.

The compensation committee is committed to high standards of corporate governance. The compensation committee’s charter reflects the foregoing responsibilities and commitment, and the compensation committee and the Board will periodically review and revise the Charter, as appropriate. The full text of the compensation committee charter is available in the Corporate Governance section of our website at www.ffbh.com. The compensation committee’s membership is determined by the Board. There were four meetings of the full compensation committee in 2010.

The compensation committee has exercised exclusive authority over the compensation paid to the Company’s President and Chief Executive Officer and reviews and approves salary increases and bonuses for the Company’s other executive officers as prepared and submitted to the compensation committee by the President and Chief Executive Officer. Moreover, as a matter of philosophy, the Company and the compensation committee have been committed to creating a compensation structure for executives that is simple and readily comprehensible to investors. The types of compensation we offer our executives remain within the traditional categories: salary, short and long-term incentive compensation (cash bonus and stock-based awards), standard executive benefits, and retirement and severance benefits.

The compensation committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs, and has taken steps to significantly enhance the compensation committee’s ability to effectively carry out its responsibilities as well as enhance the link between executive pay and performance. Examples of actions that the compensation committee has the authority to take and has taken in the past include:

•                  Hiring an independent compensation consultant to advise on executive compensation issues as needed;

•                  Regularly holding executive sessions (without the Company management present); and

•                  Aligning compensation structures based on targeting median competitive pay of peer groups.

Although the compensation committee does not delegate any of its authority for determining executive compensation, the compensation committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the compensation committee on an as-needed basis.

Nominating and Corporate Governance Committee.  The Company established a nominating and corporate governance committee in February 2004 to evaluate and make recommendations to the board of directors for the election of directors. Currently, the members of this committee are Messrs. Savells (Chairman), Hammerschmidt and Conner.  Each of these persons is independent within the meaning of the rules of the Nasdaq Stock Market.  The nominating and corporate governance committee operates pursuant to a written charter, which can be viewed in the Corporate Governance section of our website at www.ffbh.com.  The nominating and corporate governance committee met two times in 2010 in connection with the nomination of directors for the 2010 annual meeting and corporate governance matters.

The nominating and corporate governance committee considers candidates for director suggested by its members and other directors, as well as management and stockholders.  The nominating and corporate governance committee also may solicit prospective nominees identified by it.  A stockholder who desires to recommend a prospective nominee for the board should notify the Company’s Secretary or any member of the nominating and corporate governance committee in writing with supporting material the stockholder considers appropriate.  The nominating and corporate governance committee also considers whether to nominate any person nominated pursuant to the provision of the Company’s Articles of Incorporation relating to stockholder nominations, which is described under “Stockholder Nominations.”  The nominating and corporate governance committee has the authority and ability to retain a search firm to identify or evaluate potential nominees if it so desires.

The charter of the nominating and corporate governance committee sets forth certain criteria the committee may consider when recommending individuals for nomination as director including: (a) ensuring that the board of directors, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as a “financial expert,” as that term is defined by the rules of the SEC), local or community ties and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with our business and industry, independence of thought and an ability to work collegially.  Though neither the board of directors nor the nominating and corporate governance committee has a formal policy concerning diversity, the board of directors values diversity on the Board and believes diversity should be considered in the director identification and nominating process.  The committee also may consider the extent to which the candidate would fill a present need on the board of directors.

Once the nominating and corporate governance committee has identified a prospective nominee, the committee makes an initial determination as to whether to conduct a full evaluation of the candidate.  This initial determination is based on the information provided to the committee with the recommendation of the prospective candidate, as well as the committee’s own knowledge of the prospective candidate, which may be supplemented by inquiries to the person making the recommendation or others.

Executive Officers Who Are Not Directors

Set forth below is information with respect to the principal occupations during at least the last five years for the current executive officers of the Company and the Bank who do not serve as a director.  All executive officers of the Company and the Bank are elected annually by the board of directors and serve at the discretion of the board.  There are no arrangements or understandings between the executive officer and the Company and any person pursuant to which such person has been selected an officer.  Ages are reflected as of December 31, 2010.

Tommy W. Richardson, age 53.  Mr. Richardson is the President and Chief Operating Officer for the Bank, Executive Vice President and Chief Operating Officer for the Company, and Corporate Secretary for the Bank and Company.  He became President of the Bank in 2006, Chief Operating Officer and Corporate Secretary of the Company and the Bank in 2002, Executive Vice President for the Company and the Bank in 2001, and Chief Financial Officer for the Bank in 1993. Mr. Richardson initially was employed by the Bank in 1984.

Sherri R. Billings, age 53.  Mrs. Billings is the Executive Vice President and Chief Financial Officer of the Company and the Bank.  She became Executive Vice President, Chief Financial Officer in 2002 of the Company and the Bank, Senior Vice President for the Bank in 1993, and Treasurer in 1986.  Mrs. Billings initially was employed by the Bank in 1979.

Ross Mallioux, age 48.  Mr. Mallioux is the President-Western Division and Chief Lending Officer of the Bank. He became Executive Vice President, Chief Lending Officer and Regional Manager of the Bank in January 2002.  He became a Senior Vice President of the Bank in 1994, and initially was employed by the Bank in 1984.

Code of Ethics for Executive Officers and Financial Professionals

The board of directors has adopted a code of ethics for the Bank’s executive officers, including the chief executive officer, the chief operating officer and the chief financial officer, and financial professionals.  These officers are expected to adhere at all times to this code of ethics. Failure to comply with this code of ethics is a serious offense and will result in appropriate disciplinary action.  We have posted this code of ethics on our website at www.ffbh.com.

We will disclose on our website at www.ffbh.com, to the extent and in the manner permitted by Item 5.05 of Form 8-K under Section 13 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), the nature of any amendment to this code of ethics (other than technical, administrative, or other non-substantive amendments), our approval of any material departure from a provision of this code of ethics, and our failure to take action within a reasonable period of time regarding any material departure from a provision of this code of ethics that has been made known to any of the executive officers noted above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.  The Company knows of no person, other than the Company’s Employees’ Savings & Profit Sharing Plan & Trust, who owns 10% or more of the Company’s common stock.

Based solely on a review of the copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that during, and with respect to, the year ended December 31, 2010, the Company’s officers and directors satisfied the reporting requirements promulgated under Section 16(a) of the 1934 Act.

REPORT OF THE AUDIT COMMITTEE

The audit committee has reviewed and discussed the audited financial statements with management.  The audit committee has discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 114, “The Auditor’s Communication with Those Charged with Governance”.  The audit committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.    Based on the review and discussions referred to above in this report, the audit committee recommended to the board of directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 for filing with the SEC.

Members of the Audit Committee

Frank Conner, Chairman
John P. Hammerschmidt, Director
Kenneth C. Savells, Director

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded to or paid by the Company or its subsidiaries for services rendered in all capacities during the last fiscal year to our named executive officers, who are (i) Larry J. Brandt, our President and Chief Executive Officer, (ii) Tommy W. Richardson, our Chief Operating Officer, and (iii) Sherri R. Billings, our Chief Financial Officer.

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(2)	All Other Compensation(3)		Total

Larry J. Brandt, President and Chief Executive Officer
	2010	$277,875	$—	$—	$—	$126,000	$26,727	(4)	$430,602
	2009	$292,500	$—	$—	$—	$161,000	$26,891	(4)	$480,391

Tommy W. Richardson, Executive Vice President and Chief Operating Officer
	2010	$200,996	$—	$—	$—	$46,000	$17,280	(5)	$264,276
	2009	$209,767	$—	$—	$—	$59,000	$19,806	(5)	$288,573

Sherri R. Billings, Executive Vice President and Chief Financial Officer

	2010	$194,513	$—	$—	$—	$51,000	$—		$245,513
	2009	$202,975	$—	$—	$—	$66,000	$2,176		$271,151

(1)                We periodically review, and may increase, base salaries in accordance with the terms of employment agreements or the Company’s normal annual compensation review for each of our named executive officers.  Annual base salaries as of the date of this proxy statement are $277,875, $200,996 and $194,513 for Mr. Larry J. Brandt, Mr. Tommy W. Richardson and Mrs. Sherri R. Billings, respectively, all of whom took a voluntary reduction in pay for 2010.

(2)                Reflects the increase in the actuarial present value of the named executive officer’s accumulated pension benefits under the Company’s defined benefit pension plan at the pension plan measurement date used for financial reporting purposes for 2010 compared to 2009 and for 2009 compared to 2008.  None of the named executive officers received any above market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified.

(3)               For 2009, includes employer matching contributions of $1,463, $1,085 and $1,049 allocated to the accounts of Mr. L. Brandt, Mr. Richardson and Mrs. Billings, respectively, under the Company’s 401(k) Plan and dividends paid on ESOP shares of $1,229, $1,121 and $1,127 for the benefit of such individuals, respectively.

(4)                For 2010, includes director’s fees from the Company and the Bank totaling $23,760 and a refund of excess 401(k) contributions of $2,967.  For 2009, includes director’s fees from the Company and the Bank totaling $24,200.

(5)                For 2010 and 2009, includes secretary’s fees from the Company and the Bank totaling $17,280 and $17,600, respectively.

Grants of Plan-Based Awards

There were no grants of awards pursuant to any of the Company’s plans made to the named executive officers during the year ended December 31, 2010.

Outstanding Equity Awards At Fiscal Year-End

None of our named executive officers had any outstanding equity awards such as unexercised option, stock that has not vested and equity incentive plan awards as of December 31, 2010.

Option Exercises and Stock Vested

None of our named executive officers had any option awards exercised or stock awards acquired on vesting during the year ended December 31, 2010.

Pension Benefits

The Bank has a defined benefit pension plan (“Retirement Plan”) for all full time employees who had attained the age of 21 years and had completed one year of service with the Bank prior to July 1, 2010.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the Retirement Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Plan and closing the Retirement Plan to new participants as of that date. After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Retirement Plan.  The level of amortization charges is determined by the Retirement Plan’s funding shortfall, which is determined by comparing plan liabilities to plan assets.   As of October 1, 2010 the Bank announced a benefit distribution restriction which limits the lump sum distribution to no more than 50% of the lump sum distribution amount.  The remaining benefit may be paid as a monthly amount or may be deferred to a later date. This restriction will be lifted once the Retirement Plan’s ratio of assets to liabilities becomes at least 80%.  In general prior to July 1, 2010, the Retirement Plan provided for annual benefits payable monthly, in a lump sum, or a partial lump sum with a monthly payment upon retirement at age 65.  At the time an employee retires an actuarial calculation is prepared by the retirement plan company (Pentegra).  This calculation is based on the benefits accrued through the retirement plan during the Team Member’s employment with the Bank as well as market interest rates to determine the value of the retirement benefit.  Under the Retirement Plan, an employee’s benefits are fully vested after five years of service.  A year of service is any year in which an employee works a minimum of 1,000 hours.  Members who have reached age 65 are automatically 100% vested once they have completed one year of employment as defined under the Retirement Plan.  The Retirement Plan also provides for an early retirement option with reduced benefits.  The Retirement Plan also provides for death benefits depending on the age of the participant and the years of service.  Death benefits are paid in a lump sum distribution.

The table below shows the present value of accumulated benefits payable to the named executive officers, including the number of years of credited service, under the Retirement Plan determined using interest rate and mortality rate assumptions consistent with those used in our financial statements.

Name	Plan Name(1)	Number of Years Credited Service	Present Value of Accumulated Benefit(2)	Payments During Last Fiscal Year
Larry J. Brandt, President and Chief Executive Officer	Pentegra Defined Benefit Plan	36	$1,219,000	$—

Tommy W. Richardson, Executive Vice President and Chief Operating Officer	Pentegra Defined Benefit Plan	25	$335,000	$—

Sherri R. Billings, Executive Vice President and Chief Financial Officer	Pentegra Defined Benefit Plan	28	$375,000	$—

(1)                                  A multiple employer tax-qualified defined benefit plan as defined by ERISA.

(2)                                  Reflects value as of December 31, 2010.

401(K) Plan

The Company has established a 401(k) Plan whereby substantially all employees participate in the plan.  Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws.  The Company may make matching contributions. During the year ended December 31, 2010, the Company made no matching contributions to the 401(k) Plan.

Troubled Asset Relief Program and Capital Purchase Program

On March 6, 2009, as part of the TARP CPP, which was implemented under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement with the Treasury pursuant to which the Company agreed to sell 16,500 shares of Series A Preferred Stock to the Treasury, along with a warrant to purchase 321,847 shares of common stock at an initial exercise price of $7.69 per share.  The Treasury currently owns all issued and outstanding Series A Preferred Stock of the Company.  Participation in the CPP required compliance with Section 111 of the EESA, as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), and the Interim Final Rule on TARP

Standards for Compensation and Corporate Governance (the “Interim Final Rule”) issued by the U.S. Treasury in June 2009 under ARRA.  The Company is subject to the requirements under the Interim Final Rule due to its participation in the CPP.

During the period in which the Treasury holds the shares of Series A Preferred Stock, the Company must observe certain restrictions on executive compensation and corporate governance standards.  The Interim Final Rule prohibits or limits certain components of the Company’s executive compensation program for certain of our executive officers, in addition to other restrictions, including: (i) payment or accrual of annual and long-term incentive compensation, in certain cases, (ii) granting of stock options, (iii) certain retirement benefits; and (iv) potential payments upon termination of employment or change of control (severance payments) that the executive officers or covered employees might otherwise have been eligible to receive.  The Company, Bank and SEOs amended each of the SEO’s employment agreements to comply with the requirements of EESA, as amended.

Employment Agreements

The Company and the Bank (the “Employers”) have employment agreements with Larry J. Brandt, the Company’s President and Chief Executive Officer and the Bank’s Chairman and Chief Executive Officer; Tommy W. Richardson, the Company’s Executive Vice President and Chief Operating Officer and the Bank’s President and Chief Operating Officer; and Sherri R. Billings, the Company’s and the Bank’s Executive Vice President and Chief Financial Officer, (the “Executives”).  The Employers have agreed to employ the Executives for a term of three years, in each case in their current respective positions.   The employment agreements are reviewed annually by the boards of directors of the Employers, and the term of the Executives’ employment agreements are extended each year for a successive additional one-year period upon approval of the Employers’ board of directors, unless either party elects, not less than 30 days prior to the annual anniversary date, not to extend the employment term.  The employment agreements were not extended in December 2009 and will expire in December 2011. Change in control and other similar payments pursuant to the employment agreements are effectively prohibited by the Orders.

Termination of Employment-Related Agreements

As a condition to the First Closing, certain executive officers of the Company and the Bank have agreed to terminate their employment agreement with the Company and the Bank effective immediately prior to the First Closing and release the Company and the Bank from any and all claims and issues arising under such employment agreement and such executive’s employment with the Company and the Bank prior to the date of such release.  In addition, as a condition to the First Closing, certain executive officers of the Company and the Bank have agreed to terminate their change in control severance agreements with the Company and the Bank effective immediately prior to the First Closing and release the Company and the Bank from any and all claims and issues arising in connection with executive’s employment with the Company and the Bank prior to the date of such release.

Director Compensation

Members of the board of directors of the Bank receive $1,440 per month.  The Senior Chairman of the Board receives an additional $180 per month for serving in such capacity.  Directors receive the normal monthly payment regardless of attendance.  Members of the board serving on committees do not receive any additional compensation for serving on such committees.  Members of the board of directors of the Company receive $540 per month.  The Chairman of the Board receives an additional $90 per month for serving in such capacity.

The following table sets forth information concerning compensation paid or accrued by the Company and the Bank to each non-officer member of the board of directors during the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
John P. Hammerschmidt	$27,000	$—	$—	$—	$27,000
Kenneth C. Savells	$23,760	$—	$—	$—	$23,760
Frank Conner	$23,760	$—	$—	$—	$23,760

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the most recent practicable date, certain information as to the common stock beneficially owned by (i) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the 1934 Act, who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding common stock, (ii) the directors of the Company, (iii) certain executive officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company and the Bank as a group.

	Common Stock Beneficially Owned As of March 4, 2011 (1)
Name of Beneficial Owner	Number		%

First Federal Bancshares of Arkansas, Inc. Employees’ Savings & Profit Sharing Plan & Trust 1401 Highway 62-65 North Harrison, Arkansas 72601	557,457	(2)	11.50

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	399,708	(3)	8.25

First Manhattan Co. 437 Madison Avenue New York, New York 10002	303,057	(3)	6.25

Directors:
Larry J. Brandt	458,866	(4)	9.47
John P. Hammerschmidt	51,842	(5)	1.07
Kenneth C. Savells	13,519	(6)	*
Jeffrey L. Brandt	120,236	(7)	2.48
Frank Conner	9,000	(8)	*

Certain other executive officers:
Tommy W. Richardson	86,870	(9)	1.79
Sherri R. Billings	79,634	(10)	1.64

All directors and executive officers of the Company and the Bank as a group (7 persons)	757,487	(11)	15.62

*  Represents less than 1% of the outstanding Common Stock.

(1)                                  Based upon information provided by the respective beneficial owners and filings with the SEC made pursuant to the 1934 Act.  For purposes of this table, pursuant to rules promulgated under the 1934 Act, an individual is considered to beneficially own shares of common stock if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote or to direct the voting of the shares, or (2) investment power, which includes the power to dispose or direct the disposition of the shares.  Unless otherwise indicated, an individual has sole voting power and sole investment power with respect to the indicated shares.

(2)                                  Represents shares held in the First Federal Bancshares of Arkansas, Inc. Employees’ Savings & Profit Sharing Plan & Trust (“401(k) Plan”). An independent third party currently serves as trustee of the 401(k) Plan (the “Trustee”).  Each Participant of the 401(k) Plan shall be entitled to direct the Plan Administrator as to the voting and tender of exchange offer rights involving Employer Stock held in such Participant’s Account, and the Plan Administrator shall follow or cause the Trustee to follow such directions. In the event a participating employee does not provide instructions as to how the shares held in his or her 401(k) Plan account shall be voted, the Plan Administrator shall refrain directing the Trustee to vote such shares based upon the premise that a participating employee who has abstained or not provided any instructions as to the voting of his or her shares has made a decision that it is in his or her best interest to abstain or not vote.  However, if the Plan Administrator determines that either ERISA or its fiduciary duties require it to vote the shares as to which no voting instructions have been received from the respective participating employees, then the Plan Administrator shall direct the Trustee to vote such shares notwithstanding the general rule set forth in the preceding sentence.

(3)                                  Based on filings made with the SEC as of December 31, 2010.

(4)                                  Includes 73,679 shares held jointly with Mr. Brandt’s spouse, 32,600 shares held jointly with Mr. Brandt’s children, 167,087 shares held individually by Mr. Brandt’s spouse, 6,000 shares held jointly by Mr. Brandt’s spouse and children, 26,180 shares held in a limited liability corporation of which Mr. Brandt’s spouse has a 21.98% ownership interest, and 42,444 shares held in Mr. Brandt’s account in the 401(k) Plan.

(5)                                  Includes 5,000 shares held by a company owned by Mr. Hammerschmidt.

(6)                                  Includes 2,795 shares held jointly with Mr. Savells’ spouse and 2,348 shares held by Mr. Savells’ spouse as custodian for their child.

(7)                                  Includes 30,300 shares held jointly with Mr. Brandt’s father, 6,000 shares held jointly with Mr. Brandt’s mother, 26,180 shares held in a limited liability corporation of which Mr. Brandt has a 14.94% ownership interest and 14,156 shares held in Mr. Brandt’s account in the 401(k) Plan, and 2,000 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of the voting record date.

(8)                                  Includes 2,000 shares held jointly with Mr. Conner’s spouse, 5,000 shares held jointly with Mr. Conner’s child, and 2,000 shares held jointly by Mr. Conner and his spouse as co-trustees for a trust for their benefit.

(9)                                  Includes 47,446 shares held jointly by Mr. Richardson and his spouse as co-trustees for a trust for their benefit and 37,534 shares held in Mr. Richardson’s account in the 401(k) Plan.

(10)                            Includes 18,726 shares held jointly with Mrs. Billings’ spouse, 18,400 shares held individually by Mrs. Billings’ spouse, 2,000 shares held by Mrs. Billings as custodian for her children and 40,506 shares held in Mrs. Billings’ account in the 401(k) Plan.

(11)                            Includes 134,640 shares allocated to the accounts of executive officers as a group in the 401(k) Plan and 2,000 shares which may be acquired by all directors and executive officers as a group upon the exercise of stock options exercisable within 60 days of the voting record date.

On March 6, 2009, as part of the CPP offered by the Treasury under the TARP, the Company entered into a Letter Agreement with the Treasury pursuant to which the Company agreed to sell the Series A Preferred Stock and TARP Warrant to the Treasury, which currently owns all issued and outstanding Series A Preferred Stock of the Company.  The above table does not reflect Treasury’s ownership of the Series A Preferred Stock because, subject to the terms of the Statement of Designations of the Series A Preferred Stock, the Series A Preferred Stock are non-voting, except for class voting rights on matters that would adversely affect the rights of the holders of the Series A Preferred Stock.  The table does not reflect beneficial ownership by the Treasury of the shares of our common stock underlying the TAPR Warrant because, pursuant to the Letter Agreement, Treasury does not have any voting rights with respect to those shares. As described in Item 1 “General — Recapitalization Plan,” as part of Bear State’s investment in the Company, Bear State will purchase the Series A Preferred Stock and TARP Warrant from the Treasury, and tender each to the Company for cancellation.

Equity-Based Compensation Plans

The Company adopted a Stock Option Plan in 1997 that was approved by stockholders of the Company.

Set forth below is certain information as of December 31, 2010 regarding equity-based compensation plans for directors and officers of the Company.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price	Number of securities remaining available for future issuance
Equity Compensation Plans Approved by Stockholders: Stock Option Plan	13,832	$15.05		*

Equity Compensation Plans Not Approved by Stockholders	—		—

Total	13,832	$15.05	—

* The Stock Option Plan expired during 2007.  No further shares will be issued.  Outstanding awards under the Stock Option Plan are not affected by the expiration of the Stock Option Plan and remain subject to the provisions of the Stock Option Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions With Certain Related Persons

The Bank’s lending policy provides that all loans made by the Bank to its directors and officers and their immediate families and related business interests are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  The Bank’s policy provides that such loans may not involve more than the normal risk of collectability or present other unfavorable features.  Pursuant to the Bank’s Lending Policy, loans made to directors and officers and their immediate families and related business interests are approved in the same manner as are loans for all employees, which include an initial approval of Chief Executive Officer, Chief Operating Officer, Chief Lending Officer/Western Division Manager, or the Eastern Division Manager prior to being approved by the loan committee.  All such loans were made by the Bank in accordance with the aforementioned policy.

Procedures For Review, Approval Or Ratification Of Related Person Transactions

Except as described above concerning loans made to insiders, once we become aware of a proposed transaction with a related party, it is referred to our Chief Executive Officer or Chief Financial Officer for consideration to determine whether the related party transaction should be allowed.  Our Chief Executive Officer or Chief Financial Officer then refers the matter to the audit committee.  Pursuant to the Audit Committee Charter, which is available in the Corporate Governance section of our website at www.ffbh.com, proposed transaction will be permitted only if the audit committee approves of the transaction, or ratifies after the fact, the transaction.  In 2010, no reportable related transactions occurred nor are any currently proposed.

Director Independence

A majority of the members of our board of directors are independent based on an assessment of each member’s qualifications by the board, taking into consideration the Nasdaq Stock Market’s requirements for independence.  The board of directors has concluded that Messrs. Hammerschmidt, Savells and Conner do not have any material relationships with the Company that would impair their independence.  There are no arrangements or understandings between the Company and any person pursuant to which such person has been elected a director.

Item 14.  Principal Accountant Fees and Services.

RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The audit committee of the board of directors appointed BKD, LLP (“BKD”) as the independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2010.  The audit committee of the board of directors appointed Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”), as the independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2009. The Deloitte Entities had been previously engaged to audit the Company’s financial statements for the year ended December 31, 2010 but only provided quarterly review services in connection with the Company’s quarterly reports on Form 10-Q during 2010 through their resignation date of November 30, 2010, the date of the Company’s filing of its third quarter report on Form 10-Q.  There were no non-audit services provided to the Company by BKD in 2010.

The following table sets forth the aggregate fees paid by us to BKD and Deloitte Entities for professional services rendered by BKD and Deloitte Entities in connection with the audit of the Company’s consolidated financial statements for 2010 and 2009, as well as the fees paid by us to Deloitte Entities for audit-related services and all other services rendered by Deloitte Entities to us during 2009.  No tax fees were paid to either BKD or Deloitte entities in 2009 or 2010.

	BKD LLP	Deloitte & Touche LLP
	2010	2010	2009
Audit fees (1)	$430,000	$179,514	$521,700
Audit-related fees (2)	—	2,960	35,500
All other fees (3)	—	2,200	2,200
Total	$430,000	$184,674	$559,400

(1)          Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC.

(2)          Audit-related fees consist of fees paid to Deloitte Entities in connection with audit of the 2008 financial statements of the Company’s 401(k) Plan during 2009 and reissuance of their 2008 audit opinion in connection with the 2009 audit of the 401(k) Plan that was performed by other auditors in 2010.

(3)          All other fees are related to online subscription renewals.

The audit committee selects the Company’s independent registered public accounting firm and separately pre-approves all audit services to be provided by it to the Company.  The audit committee also reviews and separately pre-approves all audit-related, tax and all other services rendered by our independent registered public accounting firm in accordance with the audit committee’s charter and policy on pre-approval of audit-related, tax and other services.  In its review of these services and related fees and terms, the audit committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

Since May 6, 2003, the effective date of SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Deloitte Entities was approved in advance by the audit committee, and none of those engagements made use of the de minimis exception to pre-approval contained in the SEC’s rules.

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

(b) Exhibit Index.

2.1                                       Plan of Conversion (Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-612) filed with the SEC)

3.1                                       Articles of Incorporation of First Federal Bancshares of Arkansas, Inc. (Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-612) filed with the SEC)

3.2                                       Amended and Restated Bylaws of First Federal Bancshares of Arkansas, Inc. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 6, 2008)

3.3                                       Statement of Designations for the Preferred Stock (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on March 6, 2009)

3.4                                       Certificate of Amendment of the Articles of Incorporation of First Federal Bancshares of Arkansas, Inc. (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on June 2, 2010)

4.0                                       Stock Certificate of First Federal Bancshares of Arkansas, Inc. (Incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the SEC)

4.1                                       Form of Certificate for the Preferred Stock (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on March 6, 2009)

4.2                                       Warrant for Purchase of Shares of Common Stock (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on March 6, 2009)

10.1                                 Employment Agreement between the Company, the Bank and Larry J. Brandt as amended and restated (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on December 20, 2007)

10.2                                 Employment Agreement between the Company, the Bank and Tommy W. Richardson as amended and restated (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on December 20, 2007)

10.3                                 Employment Agreement between the Company, the Bank and Sherri R. Billings as amended and restated (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on December 20, 2007)

10.4                                 Letter Agreement, dated March 6, 2009, between First Federal Bancshares of Arkansas, Inc. and the U.S. Department of the Treasury (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on March 6, 2009)

10.5                                 ARRA Letter Agreement, dated March 6, 2009, between First Federal Bancshares of Arkansas, Inc. and the U.S. Department of the Treasury (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on March 6, 2009)

10.6                                 Form of Amendment to the Amended and Restated Employment Agreements among First Federal Bancshares of Arkansas, Inc., First Federal Bank and each of Larry J. Brandt, Tommy W. Richardson and Sherri R. Billings (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on March 6, 2009)

10.7                                 Stipulation and Consent to Issuance of Order to Cease and Desist for Company (Incorporated herein by reference from the Company’s Form 10-K filed with the SEC on April 15, 2010)

10.8                                 Company Cease and Desist Order (Incorporated herein by reference from the Company’s Form 10-K filed with the SEC on April 15, 2010)

10.9                                 Stipulation and Consent to Issuance of Order to Cease and Desist for Bank (Incorporated herein by reference from the Company’s Form 10-K filed with the SEC on April 15, 2010)

10.10                           Bank Cease and Desist Order (Incorporated herein by reference from the Company’s Form 10-K filed with the SEC on April 15, 2010)

10.11                           Investment Agreement dated as of January 27, 2011, by and among First Federal Bancshares of Arkansas, Inc., First Federal Bank and Bear State Financial Holdings, LLC (incorporated by reference from the Company’s Form 8-K filed with the SEC on January 28, 2011)

21.0                                 Subsidiaries of the Registrant - Reference is made to

“Item 1 Business - Subsidiaries” for the required information

23.1                                 Consent of BKD LLP

23.2                                 Consent of Deloitte & Touche LLP

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

March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry J. Brandt	March 15, 2011
Larry J. Brandt
President and Chief Executive Officer

/s/ John P. Hammerschmidt	March 15, 2011
John P. Hammerschmidt
Chairman

/s/ Jeff Brandt	March 15, 2011
Jeff Brandt
Director

/s/ Kenneth C. Savells	March 15, 2011
Kenneth C. Savells
Director

/s/ Frank Conner	March 15, 2011
Frank Conner
Director

/s/ Sherri R. Billings	March 15, 2011
Sherri R. Billings
Executive Vice President and Chief
Financial and Accounting Officer