Form 10-Q
period 2011-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2011-05-02
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 25, 2011, there were issued and outstanding 4,846,785 shares of the Registrant’s Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Financial Condition as of March 31, 2011 and December 31, 2010 (unaudited)	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2011 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	50

Part II.	Other Information

Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Removed and Reserved	59
Item 5.	Other Information	59
Item 6.	Exhibits	59

Signatures

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

Part I.    Financial Information

Item 1.  Financial Statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$40,383	$36,407
Investment securities - available for sale	77,291	83,106
Federal Home Loan Bank stock—at cost	1,891	1,257
Loans receivable, net of allowance of $29,113 and $31,084, respectively	363,680	381,343
Loans held for sale	1,230	4,502
Accrued interest receivable	2,395	2,545
Real estate owned - net	43,850	44,706
Office properties and equipment - net	21,940	22,237
Cash surrender value of life insurance	21,640	21,444
Prepaid expenses and other assets	3,375	2,499

TOTAL ASSETS	$577,675	$600,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$522,165	$541,800
Other borrowings	15,973	18,193
Advance payments by borrowers for taxes and insurance	907	726
Other liabilities	3,837	3,207

Total liabilities	$542,882	$563,926

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 16,500 shares issued and outstanding	$16,279	$16,261
Common stock, $.01 par value—30,000,000 shares authorized; 4,846,785 shares issued and outstanding at March 31, 2011 and December 31, 2010	48	48
Additional paid-in capital	26,796	26,796
Other comprehensive loss	(1,931)	(2,320)
Accumulated deficit	(6,399)	(4,665)
Total stockholders’ equity	34,793	36,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$577,675	$600,046

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
INTEREST INCOME:
Loans receivable	$5,314	$6,829
Investment securities:
Taxable	714	1,315
Nontaxable	205	272
Other	15	15
Total interest income	6,248	8,431

INTEREST EXPENSE:
Deposits	1,707	2,549
Other borrowings	112	242

Total interest expense	1,819	2,791

NET INTEREST INCOME	4,429	5,640

PROVISION FOR LOAN LOSSES	160	53

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,269	5,587

NONINTEREST INCOME:
Deposit fee income	1,068	1,190
Earnings on life insurance policies	196	198
Gain on sale of loans	150	136
Other	266	297

Total noninterest income	1,680	1,821

NONINTEREST EXPENSES:
Salaries and employee benefits	2,644	2,798
Net occupancy expense	635	670
Real estate owned, net	1,972	801
FDIC insurance	433	515
Supervisory assessments	95	106
Data processing	360	379
Professional fees	504	406
Advertising and public relations	48	64
Postage and supplies	162	161
Other	606	702

Total noninterest expenses	7,459	6,602

INCOME (LOSS) BEFORE INCOME TAXES	(1,510)	806

INCOME TAX PROVISION (BENEFIT)	—	(99)

NET INCOME (LOSS)	(1,510)	905

PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK DISCOUNT	224	222

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(1,734)	$683

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.36)	$0.14

Diluted	$(0.36)	$0.14

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE  MONTHS ENDED MARCH 31, 2011

(In thousands, except share data)

(Unaudited)

						Accumulated
	Issued		Issued		Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE — January 1, 2011	16,500	$16,261	4,846,785	$48	$26,796	$(2,320)	$(4,665)	$36,120

Net loss	—	—	—	—	—	—	(1,510)	(1,510)
Change in unrealized gain/loss on Investment securities available for sale arising during the period	—	—	—	—	—	389	—	389
Total comprehensive income (loss)	—	—	—	—	—	—	—	(1,121)
Preferred stock dividends accrued	—	—	—	—	—	—	(206)	(206)
Accretion of preferred stock discount	—	18	—	—	—	—	(18)	—

BALANCE — March 31, 2011	16,500	$16,279	4,846,785	$48	$26,796	$(1,931)	$(6,399)	$34,793

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES:
Net income (loss)	$(1,510)	$905
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	160	53
Provision for real estate losses	1,644	579
Deferred tax provision (benefit)	(675)	153
Deferred tax valuation allowance	675	(252)
Accretion of discounts on investment securities, net	(11)	(16)
Federal Home Loan Bank stock dividends	(1)	(3)
Loss on sale of repossessed assets, net	116	51
Originations of loans held for sale	(4,260)	(6,754)
Proceeds from sales of loans held for sale	7,682	7,507
Gain on sale of loans originated to sell	(150)	(136)
Depreciation	339	363
Amortization of deferred loan costs, net	68	93
Earnings on life insurance policies	(196)	(198)
Changes in operating assets and liabilities:
Accrued interest receivable	150	557
Prepaid expenses and other assets	(878)	274
Other liabilities	424	383

Net cash provided by operating activities	3,577	3,559

INVESTING ACTIVITIES:
Proceeds from maturities and calls of investment securities, held to maturity	—	16,285
Proceeds from maturities and calls of investment securities, available for sale	6,215	—
Federal Home Loan Bank stock purchased	(633)	(475)
Federal Home Loan Bank stock redeemed	—	1,181
Loan repayments, net of originations	14,800	21,243
Loan participations purchased	—	(783)
Proceeds from sales of real estate owned	1,765	1,749
Improvements to real estate owned	(32)	(159)
Purchases of office properties and equipment	(42)	(32)

Net cash provided by investing activities	22,073	39,009

		(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
FINANCING ACTIVITIES:
Net decrease in deposits	$(19,635)	$(11,520)
Repayment of advances from Federal Home Loan Bank	(220)	(6,020)
Short-term FHLB advances, net	(2,000)	(18,000)
Net increase in advance payments by borrowers for taxes and insurance	181	210

Net cash used in financing activities	(21,674)	(35,330)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,976	7,238

CASH AND CASH EQUIVALENTS:
Beginning of year	36,407	22,149

End of year	$40,383	$29,387

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$1,923	$2,806

Income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$3,891	$3,721

Loans to facilitate sales of real estate owned	$1,256	$2,889

Preferred stock dividends accrued, not paid	$206	$206

See notes to unaudited condensed consolidated financial statements.		(Concluded)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, contained in the Company’s 2010 Annual Report to Stockholders.

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

On April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the Office of Thrift Supervision (“OTS”) (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders impose certain operation restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions.  The Orders also require the Company and the Bank to take certain actions, including the submission to the OTS of capital plans and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s operations, earnings and profitability.  The Bank Order specifically requires the Bank to achieve and maintain, by December 31, 2010, a Tier 1 (Core) Capital Ratio of at least 8% and a Total Risk-Based Capital Ratio of at least 12.0% and maintain these higher ratios for as long as the Bank Order is in effect.  At December 31, 2010, the Bank’s Core and Total Risk-Based Capital Ratios were 6.36% and 10.72%.  At March 31, 2011, the Bank’s Core and total Risk-Based Capital Ratios were 6.38% and 10.81%.  The Bank needed additional capital of approximately $9.4 million to meet these capital requirements at March 31, 2011.

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

•                  the Company will sell to Bear State (i) 15,425,262 post-Reverse Split shares (the “First Closing Shares”) of the Company’s common stock at $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, and (ii) a warrant (the “Investor Warrant”) to purchase 2 million post-Reverse Split shares of our common stock at an exercise price of $3.00 per share (or $0.60 per share pre-Reverse Split) (the date on which such sale occurs, the “First Closing”);

•                  Bear State will pay the Company aggregate consideration of approximately $46.3 million for the First Closing Shares and Investor Warrant, consisting of (i) $40.3 million in cash, and (ii) Bear State’s surrendering to the Company the Series A Preferred Stock and TARP Warrant for a $6 million credit against the purchase price of the First Closing Shares;

•                  as promptly as practical following Bear State’s purchase of the First Closing Shares and Investor Warrant, the Company intends to commence a stockholder rights offering (the “Rights Offering”) pursuant to which stockholders who hold shares of our common stock on the record date for the Rights Offering will receive the right to purchase three (3) post-Reverse Split shares of the Company’s common stock for each one (1) post-Reverse Split share held by such stockholder at $3.00 per share (or $0.60 per share pre-Reverse Split); and

•                  on the closing date of the Rights Offering, the Company will sell to Bear State any unsold shares offered in the Rights Offering (the “Second Closing”), subject to the satisfaction of the conditions to the Second Closing, at a purchase price of $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, subject to an overall limitation on Bear State’s ownership of 94.90% of our common stock (the “Second Closing Shares” and together with the First Closing Shares, the “Private Placement Shares”).

On April 20, 2011, the Company, the Bank and Bear State entered into Amendment No. 1 to the Investment Agreement (as amended, the “Investment Agreement”) pursuant to which the parties agreed that Bear State’s right to designate four (4) individuals to serve on the Boards of Directors of the Company and the Bank will cease following their initial appointment following the First Closing.  The Reverse Split, the Amendment, the Change of Control Issuance and the other transactions contemplated thereby are  sometimes collectively referred to in this Form 10-Q as the “Recapitalization.”

As a condition to Bear State’s investment in the Company, (i) the Company’s stockholders must approve the Amendment to the Company’s Articles of Incorporation to effect the Reverse Split, (ii) the Company’s stockholders must approve the issuance of more than 20% of the Company’s post-Reverse Split outstanding common stock in accordance with the terms of the Investment Agreement as required pursuant to NASDAQ Marketplace Rules 5635(b), 5635(c) and 5635(d), and (iii) Treasury must sell to Bear State the Series A Preferred Stock (including accrued and unpaid dividends) and TARP Warrant for $6 million.  As described in Note 14, the Company’s stockholders approved items (i) and (ii) on April 29, 2011.

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

Consummation of the above-described transactions is subject to regulatory non-objection from the OTS, which Bear State received on April 28, 2011.

The Company anticipates that Bear State’s purchase of the First Closing Shares and the Investor Warrant will take place during May 2011, subject to satisfying the conditions set forth in the Investment Agreement, which will bring the Company and the Bank into compliance with the capital requirements of the Orders.  However, uncertainty regarding the conditions which must to be met prior to closing and the Company’s current noncompliance with the capital requirements of the Orders at December 31, 2010, raises substantial doubt about the Company’s ability to continue as a going concern.

3.                      RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and nonrecurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 11. These new disclosure requirements were effective beginning with the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect on the Company’s financial statement disclosures upon adoption of this ASU.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The Company is currently evaluating the provisions of ASU No. 2011-02 for their effect on the Company’s financial statements.

4.                      PREFERRED STOCK

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

The Company and the Bank are subject to a regulatory order which prohibits the Company and the Bank from paying dividends on any of its stock, including the Series A Preferred Stock, without prior written non-objection of the OTS.  As a result, the Company has not paid its Series A Preferred Stock dividends beginning with the dividend payment due February 15, 2010.  However, the Company will continue to accrue these dividends and at March 31, 2011 dividends of approximately $1.1 million were accrued in other liabilities on the consolidated statement of financial condition related to dividend payment due on February 15, 2010 and thereafter.

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

On January 27, 2011, the Company and the Bank entered into an Investment Agreement with Bear State, which contemplates the purchase of the Company’s Series A Preferred Stock and related Warrant by Bear State from the Treasury.  The Company anticipates that Bear State’s purchase of the First Closing Shares and the Investor Warrant will occur during May 2011, subject to satisfying the conditions set forth in the Investment Agreement.

5.                      EARNINGS PER SHARE

	Three Months Ended March 31, 2011
	Income (Loss)
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS— Loss available to common stockholders	$(1,734)	4,846,785	$(0.36)

Effect of dilutive securities	—	—

Diluted EPS—Income (loss) available to common stockholders and assumed conversions	$(1,734)	4,846,785	$(0.36)

The calculation of diluted earnings per share excludes 10,232 options outstanding for the three months ended March 31, 2011, which were antidilutive. In addition, the calculation excludes the Treasury Warrant to purchase 321,847 shares of common stock outstanding which was antidilutive.

	Three Months Ended March 31, 2010
	Income (Loss)
	(In Thousands)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS— Income available to common stockholders	$683	4,846,785	$0.14

Effect of dilutive securities	—	—

Diluted EPS—Income (loss) available to common stockholders and assumed conversions	$683	4,846,785	$0.14

The calculation of diluted earnings per share excludes 15,482 options outstanding for the three months ended March 31, 2010, which were antidilutive.  In addition, the calculation excludes the Treasury Warrant to purchase 321,847 shares of common stock outstanding which was antidilutive.

6.                      INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

Municipal securities	$32,286	$248	$(575)	$31,959
U.S. Government sponsored agencies	46,936	—	(1,604)	45,332

Total	$79,222	$248	$(2,179)	$77,291

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

Municipal securities	$33,095	$116	$(1,073)	$32,138
U.S. Government sponsored agencies	52,331	49	(1,412)	50,968

Total	$85,426	$165	$(2,485)	$83,106

The following tables summarize the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”) (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$12,639	$575	$—	$—	$12,639	$575
U.S. Government sponsored agencies	45,333	1,604	—	—	45,333	1,604

Total	$57,972	$2,179	$—	$—	$57,972	$2,179

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$18,931	$1,054	$156	$19	$19,087	$1,073
U.S. Government sponsored agencies	41,775	1,412	—	—	41,775	1,412

Total	$60,706	$2,466	$156	$19	$60,862	$2,485

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

The Company has pledged investment securities available for sale with carrying values of approximately $11.8 million and $27.9 million at March 31, 2011 and December 31, 2010 as collateral for certain deposits in excess of $250,000.

The scheduled maturities of debt securities at March 31, 2011, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized	Fair
	Cost	Value

Within one year	$395	$396
Due from one year to five years	2,055	2,075
Due from five years to ten years	6,647	6,661
Due after ten years	70,125	68,159

Total	$79,222	$77,291

As of March 31, 2011 and December 31, 2010, investments with amortized cost of approximately $71.6 million and $77.9 million, respectively, have call options held by the issuer, of which approximately $50.9 million and $56.8 million, respectively, are or were callable within one year.

7.                      LOANS RECEIVABLE

The tables below summarize past due and nonaccrual loans as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	30-89 Days Past Due and Accruing	Nonaccrual Loans	Current	Total (1)

One- to four-family residential	$1,856	$22,969	$183,451	$208,276
Home equity and second mortgage	152	1,274	15,365	16,791
Speculative one- to four-family	—	—	1,979	1,979
Multifamily residential	—	9,045	25,976	35,021
Land development	—	510	2,102	2,612
Land	269	7,752	13,270	21,291
Commercial real estate	—	14,976	73,707	88,683
Commercial	119	606	7,430	8,155
Consumer	43	256	11,213	11,512
Total (1)	$2,439	$57,388	$334,493	$394,320

(1)     Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

December 31, 2010	30-89 Days Past Due and Accruing	Nonaccrual Loans	Current	Total (1)

One- to four-family residential	$2,274	$24,025	$189,909	$216,208
Home equity and second mortgage	108	1,469	16,846	18,423
Speculative one- to four-family	—	28	1,133	1,161
Multifamily residential	—	9,142	27,085	36,227
Land development	—	595	2,101	2,696
Land	17	6,987	15,586	22,590
Commercial real estate	103	13,057	81,717	94,877
Commercial	41	1,665	8,670	10,376
Consumer	53	376	11,624	12,053
Total (1)	$2,596	$57,344	$354,671	$414,611

(1)     Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

There were no loans over 90 days past due and still accruing at March 31, 2011 or December 31, 2010.  Restructured loans totaled $21.5 million and $20.4 million as of March 31, 2011 and December 31, 2010, respectively, with $16.7 million and $15.1 million of such restructured loans on nonaccrual status at March 31, 2011 and December 31, 2010, respectively.

The following is a summary of information pertaining to impaired loans as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and for the year ended December 31, 2010 (in thousands):

	March 31, 2011					December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$5,153	$4,575	$578	$3,830	$11	$3,414	$3,085	$329	$4,505	$131
Home equity and second mortgage	451	177	274	260	—	665	342	323	238	25
Speculative one- to four-family	—	—	—	5	—	28	9	19	382	2
Multifamily residential	8,287	5,068	3,219	5,147	—	8,274	5,226	3,048	3,743	63
Land development	510	462	48	498	—	595	534	61	1,322	5
Land	5,054	4,081	973	3,564	12	3,703	3,046	657	5,602	20
Commercial real estate	1,828	1,142	686	2,541	3	6,255	3,940	2,315	4,630	91
Commercial	176	107	69	217	—	1,303	327	976	348	10
Consumer	202	20	182	24	—	306	42	264	20	17
	21,661	15,632	6,029	16,086	26	24,543	16,551	7,992	20,790	364

Impaired loans without a valuation allowance:
One- to four-family residential	19,063	19,063	—	20,476	87	21,889	21,889	—	15,755	946
Home equity and second mortgage	942	942	—	894	19	845	845	—	1,119	69
Speculative one- to four-family	—	—	—	—	—	—	—	—	171	—
Multifamily residential	4,099	4,099	—	3,870	40	3,640	3,640	—	1,459	204
Land development	—	—	—	—	—	—	—	—	2,609	—
Land	2,717	2,717	—	3,568	14	4,419	4,419	—	7,065	181
Commercial real estate	13,147	13,147	—	9,975	81	6,802	6,802	—	7,416	231
Commercial	430	430	—	396	1	361	361	—	256	34
Consumer	90	90	—	95	2	99	99	—	137	10
	40,488	40,488	—	39,274	244	38,055	38,055	—	35,987	1,675
Total impaired loans	$62,149	$56,120	$6,029	$55,360	$270	$62,598	$54,606	$7,992	$56,777	$2,039

Interest based on original terms					$852					$3,511

Interest income recognized on a cash basis on impaired loans					$163					$351

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

Loans listed as not rated are either less than $250,000 or are included in groups of homogeneous loans.  Based on analyses performed at March 31, 2011 and December 31, 2010, the risk categories of loans are as follows:

	March 31, 2011
	Pass	Special Mention	Substandard	Loss	Not Rated	Total
One- to four-family residential	$24,278	$11,551	$38,380	$578	$133,489	$208,276
Home equity and second mortgage	812	563	1,952	274	13,190	16,791
Speculative one- to four-family	—	—	1,979	—	—	1,979
Multifamily residential	15,752	4,897	10,713	3,219	440	35,021
Land development	—	—	2,564	48	—	2,612
Land	2,803	2,882	8,756	973	5,877	21,291
Commercial real estate	39,899	11,130	34,319	686	2,649	88,683
Commercial	4,406	1,540	1,559	69	581	8,155
Consumer	1,100	544	146	182	9,540	11,512
Total loans receivable	$89,050	$33,107	$100,368	$6,029	$165,766	$394,320

	December 31, 2010
	Pass	Special Mention	Substandard	Loss	Not Rated	Total
One- to four-family residential	$21,026	$12,285	$40,518	$329	$142,050	$216,208
Home equity and second mortgage	862	395	3,114	323	13,729	18,423
Speculative one- to four-family	—	—	1,142	19	—	1,161
Multifamily residential	16,787	5,499	10,429	3,048	464	36,227
Land development	—	—	2,635	61	—	2,696
Land	2,488	3,319	9,893	657	6,233	22,590
Commercial real estate	41,002	12,731	35,800	2,315	3,029	94,877
Commercial	4,945	2,285	1,258	976	912	10,376
Consumer	1,178	52	167	264	10,392	12,053
Total loans receivable	$88,288	$36,566	$104,956	$7,992	$176,809	$414,611

As of March 31, 2011 and December 31, 2010, the Bank did not have any loans categorized as subprime or classified as doubtful.  Loss rated loans above are fully reserved with specific valuation allowances.

8.                      ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

The table below provides a rollforward of the allowance for loan losses by portfolio segment for the periods ended March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	One- to four- family residential	Home equity and second mortgage	Speculative one- to four- family	Multifamily residential	Land development	Land	Commercial real estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year:	$5,440	$1,275	$81	$6,581	$1,473	$2,562	$9,491	$3,543	$638	$31,084
Provision charged to expense	429	108	18	67	(451)	656	441	(1,064)	(44)	160
Losses charged off	(139)	(164)	(28)	—	(12)	(80)	(1,759)	(364)	(114)	(2,660)
Recoveries	7	17	—	—	450	1	—	16	38	529
Balance, end of period	$5,737	$1,236	$71	$6,648	$1,460	$3,139	$8,173	$2,131	$518	$29,113
Ending balance: individually evaluated for impairment	$578	$274	$—	$3,219	$48	$973	$686	$69	$182	$6,029
Ending balance: collectively evaluated for impairment	$5,159	$962	$71	$3,429	$1,412	$2,166	$7,487	$2,062	$336	$23,084
Loans:
Ending balance	$208,276	$16,791	$1,979	$35,021	$2,612	$21,291	$88,683	$8,155	$11,512	$394,320
Ending balance: individually evaluated for impairment	$24,216	$1,393	$—	$12,386	$510	$7,771	$14,975	$606	$292	$62,149
Ending balance: collectively evaluated for impairment	$184,060	$15,398	$1,979	$22,635	$2,102	$13,520	$73,708	$7,549	$11,220	$332,171

December 31, 2010	One- to four- family residential	Home equity and second mortgage	Speculative one- to four- family	Multifamily residential	Land development	Land	Commercial real estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year:	$4,436	$1,688	$884	$3,915	$1,181	$8,589	$9,077	$2,578	$560	$32,908
Provision charged to expense	3,089	133	(707)	3,507	580	(2,602)	877	1,667	415	6,959
Losses charged off	(2,127)	(552)	(97)	(843)	(288)	(3,477)	(464)	(733)	(462)	(9,043)
Recoveries	42	6	1	2	—	52	1	31	125	260
Balance, end of year	$5,440	$1,275	$81	$6,581	$1,473	$2,562	$9,491	$3,543	$638	$31,084
Ending balance: individually evaluated for impairment	$329	$323	$19	$3,048	$61	$657	$2,315	$976	$264	$7,992
Ending balance: collectively evaluated for impairment	$5,111	$952	$62	$3,533	$1,412	$1,905	$7,176	$2,567	$374	$23,092
Loans:
Ending balance	$216,208	$18,423	$1,161	$36,227	$2,696	$22,590	$94,877	$10,376	$12,053	$414,611
Ending balance: individually evaluated for impairment	$25,303	$1,510	$28	$11,914	$595	$8,122	$13,057	$1,664	$405	$62,598
Ending balance: collectively evaluated for impairment	$190,905	$16,913	$1,133	$24,313	$2,101	$14,468	$81,820	$8,712	$11,648	$352,013

The Bank does not have any loans acquired with deteriorated credit quality.

A summary of the activity in the allowances for loan and real estate losses is as follows for the three months ended March 31 (in thousands):

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$31,084	$7,841	$32,908	$5,543

Provisions for estimated losses	160	1,644	53	579
Recoveries	529	—	70	—
Losses charged off	(2,660)	(632)	(379)	(199)

Balance—end of period(1)	$29,113	$8,853	$32,652	$5,923

(1)   The allowance for loan losses at March 31, 2011 and 2010, was comprised of specific valuation allowances of $6.0 million and $8.6 million, respectively, and general valuation allowances of $23.1 million  and $24.0 million, respectively.

9.       INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010

Income tax provision (benefit):
Current:
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	(582)	101
State	(93)	52
Valuation allowance	675	(252)
Total deferred	—	(99)

Total	$—	$(99)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Three Months Ended March 31,
	2011		2010

Taxes at statutory rate	$(512)	34.0%	$274	34.0%
Increase (decrease) resulting from:
State income tax—net	(65)	4.3	35	4.3
Change in valuation allowance	675	(44.7)	(252)	(31.3)
Earnings on life insurance policies	(67)	4.4	(67)	(8.3)
Nontaxable investments	(65)	4.3	(89)	(11.0)
Other—net	34	(2.3)	—	—

Total	$—	0.0%	$(99)	(12.3)%

The Company’s net deferred tax asset (liability) account was comprised of the following (in thousands):

	March 31, 2011	December 31, 2010

Deferred tax assets:
Allowance for loan losses	$11,287	$11,666
Real estate owned	4,876	4,334
Net operating loss carryforward	5,790	5,205
Other	192	192

Total deferred tax assets	22,145	21,397
Valuation allowance	(20,891)	(20,216)
Deferred tax asset, net of allowance	1,254	1,181

Deferred tax liabilities:
Office properties	(818)	(843)
Federal Home Loan Bank stock	(105)	(105)
Pension plan contribution	(55)	(109)
Prepaid expenses	(276)	(124)

Total deferred tax liabilities	(1,254)	(1,181)

Net deferred tax asset (liability)	$—	$—

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at March 31, 2011 and December 31, 2010. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•      The Company has a long history of earnings profitability prior to 2009.

•      Future reversals of certain deferred tax liabilities.

As part of its analysis, the Company considered the following negative evidence:

•      The Company recorded a net loss in 2009 and 2010 and for the three months ended March 31, 2011.

•      The Company did not meet its financial goals in 2009 or 2010.

•      The Company may not meet its projections concerning future taxable income.

At March 31, 2011, and December 31, 2010, we determined that a valuation allowance relating to both the federal and state portion of our deferred tax asset was necessary. This determination for the state deferred tax asset was based largely on the negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $17.2 million and $3.7 million at March 31, 2011 were recorded for the federal deferred tax asset and the state deferred tax asset, respectively.

A financial institution may, for federal income tax purposes, carry back net operating losses (“NOLs”) to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after 1997.  At March 31, 2011, the Bank had a $14.9 million NOL for federal income tax purposes that will be carried forward.  The Bear State investment in the Company as described in the Investment Agreement will constitute an “ownership change” as defined. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.  If the Bear State investment transaction is consummated, the Bank’s ability to utilize its pre-change NOLs to offset future taxable income will be substantially limited.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at March 31, 2011 and December 31, 2010. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2008 and forward.

10.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

The components of other comprehensive income (loss) are as follows for the three months ended March 31, 2011(in thousands):

March 31, 2011

Net unrealized gains (losses) on available for sale securities arising during the period	$389
Less: reclassification adjustment for gains realized in income	—
Change in unrealized gain/loss on investment securities available for sale arising during the period	$389

11.     FAIR VALUE MEASUREMENTS

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

Financial instruments are broken down by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, due to an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at March 31, 2011 and December 31, 2010, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government sponsored agency securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the three months ended March 31, 2011.

The following table presents major categories of assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Available for sale investment securities:
Municipal securities	$31,959	$—	$31,959	$—
U.S. Government sponsored agencies	45,332	—	45,332	—
Total	$77,291	$—	$77,291	$—

December 31, 2010
Available for sale investment securities:
Municipal securities	$32,138	$—	$32,138	$—
U.S. Government sponsored agencies	50,968	—	50,968	—
Total	$83,106	$—	$83,106	$—

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at March 31, 2011 and December 31, 2010 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   Fair value adjustments are made by partial charge-offs and adjustments to specific valuation allowances.

For the three months ended March 31, 2011, specific valuation allowances on impaired loans declined by $1.9 million due to charge-offs of impaired loans totaling $2.5 million offset by a net increase in specific valuation allowances of $0.6 million resulting from new impaired loans and changes in valuations. For the three months ended March 31, 2010, specific valuation allowances on impaired loans increased by $1.2 million due to new impaired loans and changes in valuations.

Real Estate Owned, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Fair value adjustments are recorded in earnings during the period such adjustments are made.   REO loss provisions recorded during the three months ended March 31, 2011 and 2010 were $1.6 million and $0.6 million, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the periods ended March 31, 2011 and December 31, 2010 (in thousands).  The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value writedown.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Impaired loans	$21,608	$—	$—	$21,608
REO, net	20,451	—	—	20,451

December 31, 2010
Impaired loans	$40,816	$—	$—	$40,816
REO, net	43,882	—	—	43,882

12.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$40,383	$40,383	$36,407	$36,407
Investment securities—available for sale	77,291	77,291	83,106	83,106
Federal Home Loan Bank stock	1,891	1,891	1,257	1,257
Loans receivable—net	363,680	367,229	381,343	385,544
Loans held for sale	1,230	1,230	4,502	4,502
Cash surrender value of life insurance	21,640	21,640	21,444	21,444
Accrued interest receivable	2,395	2,395	2,545	2,545

LIABILITIES:
Deposits:
Checking, money market and savings accounts	189,586	189,586	201,107	201,107
Certificates of deposit	332,579	332,750	340,693	341,947
Other borrowings	15,973	16,279	18,193	18,580
Accrued interest payable	115	115	219	219
Advance payments by borrowers for taxes and insurance	907	907	726	726

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.     REGULATORY MATTERS

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

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

					To be Categorized
					as Adequately
					Capitalized Under
			For Capital		Prompt Corrective		Required Per
	Actual		Adequacy Purposes		Action Provisions		Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of March 31, 2011:

Tangible Capital to Tangible Assets	$36,892	6.38%	$8,678	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	36,892	6.38%	23,141	4.00%	$23,141	4.00%	$46,282	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	41,971	10.81%	31,070	8.00%	31,070	8.00%	46,605	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	36,892	9.50%	N/A	N/A	15,535	4.00%	N/A		N/A

As of December 31, 2010:

Tangible Capital to Tangible Assets	$38,299	6.36%	$9,027	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	38,299	6.36%	24,073	4.00%	$24,073	4.00%	$48,145	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	43,605	10.72%	32,540	8.00%	32,540	8.00%	48,810	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	38,299	9.42%	N/A	N/A	16,270	4.00%	N/A		N/A

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

The Company and the Bank entered into an Investment Agreement with Bear State which sets forth the terms and conditions of the Company’s Recapitalization.  The Company anticipates that Bear State’s purchase of the First Closing Shares and the Investor Warrant will take place during May 2011, subject to satisfying the conditions set forth in the Investment Agreement.

Authorized Shares. On May 26, 2010, the stockholders of the Company approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 30,000,000.  The primary purpose was to provide additional shares of the Company’s common stock for general purposes, including capital-raising transactions. As of March 31, 2011, the Company also had 5,000,000 authorized shares of preferred stock.

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

14.     SUBSEQUENT EVENT

At a special meeting on April 29, 2011, the Company’s stockholders voted to approve the following:

•      the amendment of the Company’s Articles of Incorporation to effect a 1-for-5 reverse split  of the Company’s issued and outstanding shares of common stock;

•      the issuance of more than 20% of the Company’s post-Reverse Split outstanding common stock in accordance with the terms of the Investment Agreement as required pursuant to NASDAQ Marketplace Rules 5635(b), 5635(c) and 5635(d); and

•      the adoption of the First Federal Bancshares of Arkansas, Inc. 2011 Omnibus Incentive Plan (the “2011 Plan”).

As a result of stockholder approval of the above proposals, the Company anticipates that the First Closing previously described in Note 2 will occur during May 2011, subject to satisfying the conditions set forth in the Investment Agreement. The reverse stock split will become effective immediately prior to the First Closing. The 2011 Plan will become effective immediately upon consummation of the First Closing.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

Management’s discussion and analysis of financial condition and results of operations is intended to assist a reader in understanding the consolidated financial condition and results of operations of the Company for the periods presented.  The information contained in this section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and the other sections contained herein.

The Bank is a federally chartered stock savings and loan association that was formed in 1934.  First Federal conducts business from its main office and seventeen full-service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties. The Bank’s focus will continue in this six county area. With the anticipated capital infusion from the Bear State investment, other markets will be considered that present opportunities for profitable growth. The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. However, the Bank is currently subject to comprehensive lending restrictions as a result of the provisions of the Bank Order.  Other financial services include investment products offered through First Federal Investment Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, e-statements, bill payment and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

First Federal’s lending focus has traditionally been on permanent residential real estate.  However, between 2003 and 2005, an increased emphasis was placed on commercial real estate lending and construction lending based on opportunities in Washington and Benton counties.  Beginning in late 2005, we reduced our focus on construction lending due to an oversupply of homes and lots in Northwest Arkansas.  While oversupply continues to be a significant issue, the market in Northwest Arkansas continues to outperform the national and state economies with lower unemployment and continued population growth. Washington and Benton County are the headquarters of the state’s two largest employers, Wal-Mart and Tyson Foods.  These employers attract suppliers who establish offices in the area and create jobs, which fosters demand for housing and office space.  As of February 2011, unemployment in the Fayetteville/Springdale/Rogers metro area was 6.7% (not seasonally adjusted), compared to the Arkansas rate of 7.8% and the U.S. rate of 8.9%, both seasonally adjusted.

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

In addition, management is also challenged with managing interest rate risk.  The Bank’s interest rate risk position as measured by our regulator, the OTS, in its latest report for December 31, 2010, is at a minimal level as defined by Thrift Bulletin 13a.  The movement of interest rates impacts the level of interest rate risk and the timing and magnitude of assets repricing compared to liabilities repricing.  The Bank attempts to reduce the impact of changes in interest rates on its net interest income by managing the repricing gap as described in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Corporate Overview and Strategic Initiatives

Overview.  As a community-oriented financial institution serving the borrowing and deposit needs of its primary market area of Northcentral and Northwest Arkansas, the Bank’s loan portfolio grew as a reflection of the economic strength and expansion of its primary market area.  Between December 31, 2002 and December 31, 2005, the Bank’s loan portfolio grew from $507.0 million to $790.6 million, primarily as a result of increased construction, commercial real estate, and land lending. However, beginning in late 2005, the Bank began to note an oversupply of homes and lots in the Northwest Arkansas market and limited its construction loan activity.  Construction loan originations dropped from $195.8 million in 2005 to $93.6 million in 2006, $39.0 million in 2007, $15.1 million in 2008, $12.5 million in 2009, and $7.5 million in 2010. This oversupply and the recession that began in 2007 resulted in an increase in nonperforming assets, which amounted to $95.2 million or 16.48% of total assets at March 31, 2011.  The costs associated with the Bank’s nonperforming assets, including the provision for loan losses and real estate owned (“REO”) expenses, were the primary factors in the Company’s net loss of $1.5 million for the first quarter of 2011 and its net loss of $4.0 million for the year ended December 31, 2010.  As discussed further below, management has taken various actions to address its operational issues and will continue to devote substantial resources toward the resolution of all delinquent and nonperforming assets.

Regulatory Enforcement Actions. The OTS is the primary federal regulator of the Bank.  As a result of the loss in 2009 and the increase in nonperforming assets and based on a regulatory examination of the Company and the Bank in the fall of 2009, on April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders impose certain operations restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions.  The Orders also require the Company and the Bank to take certain actions, including the submission to the OTS of capital plans and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s operations, earnings and profitability.  The Bank Order specifically requires the Bank to achieve and maintain, by December 31, 2010, a Tier 1 (Core) Capital Ratio of at least 8% and a Total Risk-Based Capital Ratio of at least 12%.  The Bank did not achieve these required levels by December 31, 2010 or at March 31, 2011.

In the event the Bank fails to meet the capital requirements of the Bank Order, fails to comply with the capital plan or at the request of the OTS, the Bank is required to prepare and submit a contingency plan to the OTS within 30 days of such event. The Bank did not achieve by December 31, 2010 a Tier 1 (Core) Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 12.0%.  A Contingency Plan was submitted to the OTS Regional Director on January 28,

2011.  The Contingency Plan for the Company and the Bank consists of meeting the capital requirements by completing the transaction as outlined in the Investment Agreement discussed below.  See “Executive Summary — Recapitalization Plan.”   The descriptions of the Orders set forth herein do not purport to be complete, and are qualified by reference to the full text of the Orders.

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

Recapitalization Plan.  On January 27, 2011, the Company and the Bank entered into an Investment Agreement with Bear State Financial Holdings, LLC (“Bear State”) which sets forth the terms and conditions of the Company’s recapitalization, which consists of the following:

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

•                  the Company will sell to Bear State (i) 15,425,262 post-Reverse Split shares (the “First Closing Shares”) of the Company’s common stock at $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, and (ii) a warrant (the “Investor Warrant”) to purchase 2 million post-Reverse Split shares of our common stock at an exercise price of $3.00 per share (or $0.60 per share pre-Reverse Split) (the date on which such sale occurs, the “First Closing”);

•                  Bear State will pay the Company aggregate consideration of approximately $46.3 million for the First Closing Shares and Investor Warrant, consisting of (i) $40.3 million in cash, and (ii) Bear State’s surrendering to the Company the Series A Preferred Stock and TARP Warrant for a $6 million credit against the purchase price of the First Closing Shares;

•                  as promptly as practical following Bear State’s purchase of the First Closing Shares and Investor Warrant, the Company intends to commence a stockholder rights offering (the “Rights Offering”) pursuant to which stockholders who hold shares of our common stock on the record date for the Rights Offering will receive the right to purchase three (3) post-Reverse Split shares of the Company’s common stock for each one (1) post-Reverse Split share held by such stockholder at $3.00 per share (or $0.60 per share pre-Reverse Split); and

•                  on the closing date of the Rights Offering, the Company will sell to Bear State any unsold shares offered in the Rights Offering (the “Second Closing”), subject to the satisfaction of the conditions to the Second Closing, at a purchase price of $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, subject to an overall limitation on Bear State’s ownership of 94.90% of our common stock (the “Second Closing Shares” and together with the First Closing Shares, the “Private Placement Shares”).

On April 20, 2011, the Company, the Bank and Bear State entered into Amendment No. 1 to the Investment Agreement (as amended, the “Investment Agreement”) pursuant to which the parties agreed that Bear State’s right to designate four (4) individuals to serve on the Boards of Directors of the Company and the Bank will cease following their initial appointment following the First Closing.  The Reverse Split, the Amendment, the Change of Control Issuance and the other transactions contemplated thereby are  sometimes collectively referred to in this Form 10-Q as the “Recapitalization.”

As a condition to Bear State’s investment in the Company, (i) the Company’s stockholders must approve the Amendment of the Company’s Articles of Incorporation to effect the Reverse Split, (ii) the Company’s stockholders must approve the issuance of more than 20% of the Company’s post-Reverse Split outstanding common stock in accordance with the terms of the Investment Agreement as required pursuant to NASDAQ Marketplace Rules 5635(b), 5635(c) and 5635(d) (the “Change of Control Issuance”), and (iii) Treasury must sell to Bear State the Series A Preferred Stock (including accrued and unpaid dividends) and TARP Warrant for $6 million.   The Reverse Split, the Amendment, the Change of Control Issuance and the other transactions contemplated thereby are sometimes collectively referred to in this Form 10-Q as the “Recapitalization.”

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

At the Company’s Special Meeting of Stockholders (the “Special Meeting”) held on April 29, 2011, the Company’s stockholders approved the Amendment of the Company’s Articles of Incorporation to effect the Reverse Split and the Change in Control Issuance. The Company anticipates that Bear State’s purchase of the First Closing Shares and the Investor Warrant will take place during  May 2011, subject to satisfying the conditions set forth in the Investment Agreement.

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

Bear State’s purchase of the First Closing Shares and the Investor Warrant (the “First Closing”) is subject to certain preconditions, including the following:

•                  the Company’s stockholders must approve the Change of Control Issuance as required pursuant to NASDAQ Marketplace Rules 5635(b), 5635(c) and 5635(d), which occurred at the Special Meeting;

•                  the Company’s stockholders must approve the Reverse Split, which also occurred at the Special Meeting;

•                  the Company must consummate the Reverse Split;

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

•                  by Bear State or the Company in the event that (i) any governmental entity issues any order, decree or injunction or takes any other action restraining, enjoining or prohibiting any of the transactions contemplated by the Investment Agreement, and such order, decree, injunction or other action shall have become final and non-appealable; or (ii) the requisite governmental approvals are denied by final nonappealable action of such governmental entity or an application or notice therefor shall have been permanently withdrawn at the request of a governmental entity;

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

The foregoing description of the Investment Agreement does not purport to be complete and is qualified in its entirety by reference to the Investment Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011, and as amended by Amendment No. 1 to Investment Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2011, both of which are  incorporated into this report by reference. The Investment Agreement and the above description of the Investment Agreement have been included to provide information regarding the terms of the Investment Agreement.  It is not intended to provide any other factual information about the Company, the Bank, or their affiliates.  The Investment Agreement contains representations and warranties of each of the Company and the Bank, on the one hand, and Bear State, on the other hand, made solely for the benefit of the other.  The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the parties have exchanged in connection with signing the Investment Agreement.  The disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Investment Agreement.  Moreover, the representations and warranties in the Investment Agreement were used for the purpose of allocating risk between the Company and the Bank, on the one hand, and Bear State, on the other hand.  Accordingly, you should read the representations and warranties in the Investment Agreement not in isolation but only in conjunction with the other information about the Company and the Bank contained in statements and other filings we make with the SEC.

Reports of Independent Registered Public Accounting Firms. The report of the Company’s independent registered public accounting firm for the year ended December 31, 2009 contained an explanatory paragraph as to the Company’s ability to continue as a going concern primarily due to the Company’s loss of $45.5 million in 2009, the Bank’s significant level of criticized assets and the decline in the Bank’s capital position.  Additionally, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2010 contained an explanatory paragraph as to the Company’s ability to continue as a going concern. The Bank Order specifically required the Bank to achieve and maintain, by December 31, 2010, a Tier 1 (Core) Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 12.0% and maintain these higher ratios for as long as the Bank Order is in effect.  At December 31, 2010 and March 31, 2011, we did not meet these requirements and would have needed approximately $9.4 million in additional capital based on assets at March 31, 2011, to meet these requirements.  The Company anticipates that Bear State’s purchase of the First Closing Shares and the Investor Warrant will take place during  May 2011, subject to satisfying the conditions set forth in the Investment Agreement, which will bring the Company and the Bank into compliance with the capital requirements of the Orders.  However, uncertainty regarding the conditions which must be met prior to Bear State’s investment and the Company’s current noncompliance with the capital requirements of the Orders at March 31, 2011, raises substantial doubt about the Company’s ability to continue as a going concern. See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 herein.

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

•                  Pursuing revenue-generating strategies; and

•                  Addressing and complying with all terms and conditions of the Orders.

The Orders required the Company and the Bank to, among other things, submit a capital plan to the OTS to preserve and enhance the capital of the Company and the Bank.  In addition, the Bank Order required the Bank to achieve and maintain a Tier One Core Capital Ratio and a Total Risk-Based Capital Ratio of at least 8% and 12%, respectively, by December 31, 2010.  Although the Bank did not meet these capital requirement deadlines, the Company entered into the Investment Agreement in order to comply with the capital requirements and anticipates that the Recapitalization will be completed during the second quarter of 2011.  See “Executive Summary - Recapitalization Plan.”

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between March 31, 2011 and December 31, 2010 are presented in the following table (dollars in thousands except share data).  Material changes between periods are discussed in the sections that follow the table.

	March 31,	December 31,	Increase	Percentage
	2011	2010	(Decrease)	Change
ASSETS
Cash and cash equivalents	$40,383	$36,407	$3,976	10.9%
Investment securities available for sale	77,291	83,106	(5,815)	(7.0)
Federal Home Loan Bank stock	1,891	1,257	634	50.4
Loans receivable, net	363,680	381,343	(17,663)	(4.6)
Loans held for sale	1,230	4,502	(3,272)	(72.7)
Accrued interest receivable	2,395	2,545	(150)	(5.9)
Real estate owned, net	43,850	44,706	(856)	(1.9)
Office properties and equipment, net	21,940	22,237	(297)	(1.3)
Prepaid expenses and other assets	25,015	23,943	1,072	4.5

TOTAL	$577,675	$600,046	$(22,371)	(3.7)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$522,165	$541,800	$(19,635)	(3.6)
Other borrowings	15,973	18,193	(2,220)	(12.2)
Other liabilities	4,744	3,933	811	20.6

Total liabilities	542,882	563,926	(21,044)	(3.7)

STOCKHOLDERS’ EQUITY	34,793	36,120	(1,327)	(3.7)

TOTAL	$577,675	$600,046	$(22,371)	(3.7)%

BOOK VALUE PER COMMON SHARE	$3.82	$4.10

COMMON EQUITY TO ASSETS	3.2%	3.3%

TOTAL EQUITY TO ASSETS	6.0%	6.0%

Loans Receivable.  Changes in loan composition between March 31, 2011 and December 31, 2010 are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase
	2011	2010	(Decrease)	% Change

One- to four-family residential	$205,742	$214,077	$(8,335)	(3.9)%
Home equity and second mortgage	16,791	18,423	(1,632)	(8.9)
Multifamily	24,887	25,356	(469)	(1.8)
Commercial real estate	87,539	92,767	(5,228)	(5.6)
Land	21,291	22,590	(1,299)	(5.8)
Construction:
One- to four-family residential	2,534	2,131	403	18.9
Speculative one- to four-family residential	1,979	1,161	818	70.5
Multifamily	10,134	10,871	(737)	(6.8)
Commercial real estate	1,144	2,110	(966)	(45.8)
Land development	2,612	2,696	(84)	(3.1)
Total mortgage loans	374,653	392,182	(17,529)	(4.5)

Commercial	8,155	10,376	(2,221)	(21.4)

Automobile	3,459	3,958	(499)	(12.6)
Other	8,053	8,095	(42)	(0.5)
Total consumer	11,512	12,053	(541)	(4.5)

Total loans receivable	394,320	414,611	(20,291)	(4.9)
Undisbursed loan funds	(1,300)	(1,964)	664	(33.8)
Unearned discounts and net deferred loan costs (fees)	(227)	(220)	(7)	3.2
Allowance for loan losses (1)	(29,113)	(31,084)	1,971	(6.3)

Loans receivable, net	$363,680	$381,343	$(17,663)	(4.6)%

(1)          The allowance for loan losses at March 31, 2011 and December 31, 2010, is comprised of specific valuation allowances of $6.0 million and $8.0 million, respectively, and general valuation allowances of $23.1 million in both periods.

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

	March 31, 2011		December 31, 2010		Increase
	Net	% Assets	Net	% Assets	(Decrease)
Nonaccrual Loans:
One- to four-family residential	$22,391	3.88%	$23,696	3.95%	$(1,305)
Home equity and second mortgage	1,000	0.17%	1,146	0.19%	(146)
Speculative one- to four-family construction	—	—	9	—	(9)
Multifamily residential	5,826	1.01%	6,094	1.02%	(268)
Land development	462	0.08%	534	0.09%	(72)
Land	6,779	1.17%	6,330	1.05%	449
Commercial real estate	14,290	2.47%	10,742	1.79%	3,548
Commercial	537	0.08%	689	0.10%	(152)
Consumer	74	0.01%	112	0.02%	(38)

Total nonaccrual loans	51,359	8.89%	49,352	8.22%	2,007

Accruing loans 90 days or more past due	—	—	—	—	—

Real estate owned	43,850	7.59%	44,706	7.45%	(856)

Total nonperforming assets	95,209	16.48%	94,058	15.68%	1,151
Performing restructured loans	4,761	0.82%	5,254	0.88%	(493)

Total nonperforming assets and performing restructured loans (1)	$99,970	17.31%	$99,312	16.55%	$658

(1) The table does not include substandard loans which were judged not to be impaired totaling $43.9 million and $50.4 million at March 31, 2011 and December 31, 2010, respectively.

The increase in net nonaccrual loans from $49.4 million at December 31, 2010 to $51.4 million at March 31, 2011 was primarily related to increases in nonaccrual commercial real estate loans, offset by a decrease in nonaccrual single family residential loans. The decrease in nonaccrual single family loans was due to $1.6 million in nonaccrual single family loans transferring to real estate owned during the quarter. The increase in nonaccrual commercial real estate loans was primarily related to two loans collateralized by hotel properties totaling $4.3 million and loans collateralized by a medical office facility with a net balance of $1.4 million, offset by transfers to REO of $2.1 million.

The composition of net nonaccrual loans by status was as follows (dollars in thousands):

	March 31, 2011		December 31, 2010		Increase (Decrease)
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance

Bankruptcy or foreclosure	66	$8,427	60	$8,396	6	$31
Over 90 days past due	36	5,740	16	3,363	20	2,377
30-89 days past due	35	9,105	93	14,200	(58)	(5,095)
Not past due	149	28,087	137	23,393	12	4,694
	286	$51,359	306	$49,352	(20)	$2,007

As illustrated in the table above, loans in bankruptcy or foreclosure have held relatively steady since December 31, 2010.  The largest components of the increase in nonaccrual loans since December 31, 2010 are in loans 90 days past due and loans that were not delinquent at the end of the period.  Such loans increased by $7.1 million representing 32 loans. Many of these loans that are not past due have not experienced a history of past due payments but have other indicators that they should be considered for nonaccrual status such as marginal or deficient debt service coverage ratios, lack of liquid cash reserves, deteriorating credit scores, declining financial position or operating results, or speculative projects that did not sell as planned that do not have adequate guarantor support.  The increase in loans 90 days past due and the decrease in 30-89 days past due is primarily related to one borrower who has 23 single family loans that were 30-89 days past due at December 31, 2010 which have now migrated to over 90 days.

The table below reflects the payment terms for nonaccrual loans that were not past due as of the periods indicated (dollars in thousands):

	March 31, 2011		December 31, 2010		Increase (Decrease)
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance

Monthly principal and interest	133	$22,921	124	$18,460	9	$4,461
Interest only	10	4,004	9	4,364	1	(360)
Term due	6	1,162	4	569	2	593
Other	—	—	—	—	—	—
	149	$28,087	137	$23,393	12	$4,694

Nonaccrual multifamily, land and commercial real estate loans comprised over 52% of nonaccrual loans at March 31, 2011. Loans in these categories with balances in excess of $1.0 million at March 31, 2011 are listed in the table below (in thousands).

	Location	Date to Nonaccrual	Comments	Loan Balance	Specific Valuation Allowance	Net of SVA	Valuation Date

Multifamily
30-unit completed apartment complex	Fayetteville, AR	3Q2010	(A)	$3,286	$1,865	$1,421	November 2010
29 completed condominium units	Fayetteville, AR	3Q2010	(B)	3,231	817	2,414	October 2010
24-unit apartment complex, under construction	Fayetteville, AR	4Q2009	(C)	1,680	533	1,147	December 2010
Other - 3 loans under $500,000 each				848	4	844
				$9,045	$3,219	$5,826

Land
78 developed single family lots	Fayetteville, AR	2Q2010	(D)	$2,257	$157	$2,100	January 2011
9 tracts of vacant land	Henderson, AR	1Q2011	(E)	1,097	153	944	March 2011
Other — 28 loans under $1 million each				4,399	664	3,735
				$7,753	$974	$6,779

Commercial Real Estate
5,980-square foot retail property	Fayetteville, AR	4Q2009	(F)	$2,555	$209	$2,346	December 2010
55-room hotel property	Bentonville, AR	1Q2011	(G)	3,536	—	3,536	October 2010
10,919-square foot medical office facility	Fayetteville, AR	1Q2011	(H)	1,532	113	1,419	December 2010
9,551-square foot office building	Bentonville, AR	2Q2010	(I)	1,288	—	1,288	January 2011
15-unit strip mall development	Farmington, AR	3Q2009	(J)	775	—	775	December 2010
Other - 19 loans under $1 million each				5,290	364	$4,926
				$14,976	$686	$14,290

(A)-

This property is currently 100% occupied. The loan was placed on nonaccrual status due to the borrowers’ bankruptcy filing. The ownership of the LLC that owns the collateral property was transferred to a third party who is managing the property and making the loan payments. This party is not a signer on the loan nor a legal guarantor. The loan requires quarterly interest payments and was current at March 31, 2011.

(B)-

This loan was originated as a speculative condo project. The housing market declined after origination and the borrower was not able to sell the condos as quickly as planned. The borrower is continuing to market the condos for sale but has rented them to provide cash flow for debt service to supplement the proceeds received from sales. The loan requires monthly principal and interest payments and was current at March 31, 2011.

(C)-

The borrower is working to complete the construction and begin leasing the units. The loan matured November 30, 2010 and the Bank is in the process of working with the borrower on a work out plan to extend the loan. The work out plan is expected to be finalized in the second quarter of 2011. The loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio.

(D)-

The property underlying this loan was foreclosed by the Bank and purchased at foreclosure by the borrower. The loan will be maintained on nonaccrual status until a pattern of performance is established. The loan requires quarterly interest payments and was current at March 31, 2011.

(E)-

This loan was placed on nonaccrual status due to impairment resulting from a troubled debt restructuring and a decline in the collateral values. The loan requires monthly principal and interest and was current at March 31, 2011.

(F)-	This loan was placed on nonaccrual status due to borrower’s global cash flow. The loan requires monthly principal and interest payments and was less than 30 days past due at March 31, 2011.
(G)-

This loan was placed on nonaccrual status due to borrower’s global cash flow and recent past due history. The loan requires monthly principal and interest payments and was over 60 days past due at March 31, 2011.

(H)-	These loans were placed on nonaccrual status due to the borrower’s debt service coverage ratio. The loans require monthly principal and interest and were current at March 31, 2011.
(I)-

This loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio. This loan requires monthly principal and interest payments and was less than 30 days past due at March 31, 2011.

(J)-	The loan was placed on nonaccrual due to the borrower’s cash flow. As of March 31, 2011 the loan was over 90 days past due. The borrower currently has the property under contract.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated (dollars in thousands).

	March 31, 2011	December 31, 2010	Increase (Decrease)	Percentage Change

Real estate owned
One- to four-family residential	$9,382	$10,543	$(1,161)	(11.0)%
Speculative one- to four-family construction(1)	300	504	(204)	(40.5)
Land(2)	24,249	25,093	(844)	(3.4)
Commercial real estate	9,919	8,566	1,353	15.8
Total real estate owned	$43,850	$44,706	$(856)	(1.9)%

(1)   At March 31, 2011, all of these properties were 100% complete.

(2)   At March 31, 2011, $11.0 million of the land balance represented 424 developed subdivision lots and $2.4 million represented four unimproved commercial lots. The remaining $10.8 million consisted of raw land.

The land component of real estate owned is made up of the following at March 31, 2011 (in thousands):

	Location	Date to real estate owned	Balance	Valuation Date

Land
35 developed single family lots	Pea Ridge, AR	12/30/2008	$329	4/6/2011
48 developed single family lots	Elm Springs, AR	10/21/2008	1,081	3/25/2011
110 developed single family lots	Springdale, AR	4/17/2008	2,876	2/21/2011
59 developed single family lots	Lowell, AR	5/30/2008	1,457	1/4/2011
42 developed single family lots	Cave Springs, AR	6/21/2010	900	1/4/2011
49 developed single family lots	Fayetteville, AR	8/17/2010	2,399	3/30/2011
15 developed residential lots	Fayetteville, AR	5/25/2010	417	2/14/2011
10 developed single family lots	Farmington, AR	7/2/2009	330	12/13/2010
1 unimproved commercial lot	Rogers, AR	10/29/2009	1,780	3/22/2011
3 unimproved commercial lots	Springdale, AR	11/19/2009	580	2/7/2011
79.7 acres for future residential development	Fayetteville, AR	4/7/2010	2,149	3/18/2011
24.0 acres for future residential development	Lowell, AR	4/19/2010	1,704	2/5/2011
30.7 acres for future residential development	Lowell, AR	5/30/2008	1,131	2/5/2011
63.3 acres for future residential development	Elm Springs, AR	10/21/2008	799	3/25/2011
24.6 acres for future residential development	Fayetteville, AR	8/17/2010	1,249	3/30/2011
59.9 acres for future residential development	Fayetteville, AR	8/17/2010	1,228	3/18/2011
40 acres for future residential development	Farmington, AR	12/14/2010	865	1/2/2011
38 acres for future residential development	Fayetteville, AR	12/14/2010	1,107	3/16/2011
2.6 acres for future commercial development	Springdale, AR	7/15/10	426	1/19/2011
Other - 62 properties	various	various	1,442
			$24,249

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

Allowance for Loan Losses.  The composition of the allowance for loan losses by component and category as of March 31, 2011 and December 31, 2010 is presented below (dollars in thousands):

	March 31, 2011			December 31, 2010
	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio
One- to four-family residential	$578	$5,159	2.48%	$329	$5,111	2.37%
Home equity and second mortgage	274	962	5.82	323	952	5.26
Speculative one- to four-family construction	—	71	3.52	19	62	5.43
Multifamily residential	3,219	3,429	10.78	3,048	3,533	10.65
Land development	48	1,412	55.07	61	1,412	53.59
Land	973	2,166	10.66	657	1,905	8.69
Commercial real estate	686	7,487	8.51	2,315	7,176	7.75
Commercial loans	69	2,062	25.50	976	2,567	27.31
Consumer loans	182	336	2.97	264	374	3.17
Total	$6,029	$23,084	5.94%	$7,992	$23,092	5.68%

Changes in the composition of the allowance for loan losses between March 31, 2011 and December 31, 2010 are presented in the following table (in thousands).

	March 31,	December 31,
	2011	2010	Decrease
General	$23,084	$23,092	$(8)
Specific	6,029	7,992	(1,963)
Total	$29,113	$31,084	$(1,971)

The general valuation allowance as a percentage of the loan portfolio increased from 5.68% at December 31, 2010 to 5.94% at March 31, 2011.  The increase in the level of general valuation allowances as a percentage of loans was due to a decrease in the loan portfolio.  The specific component of the allowance for loan losses decreased primarily due to charge-offs and transfers to real estate owned.  See “Asset Quality.”

Management maintains an allowance for loan losses for known and inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our allowance for loan losses consists of general valuation allowances (“GVAs”) calculated based on a formula analysis and specific valuation allowances (“SVAs”) for identified impaired loans.  The estimated appropriate level of the allowance for loan losses is maintained through a provision for loan losses charged to earnings.  Charge offs are recorded against the allowance when management believes the estimated loss has been confirmed.  Generally, this is at the time of transfer to real estate owned, but may be earlier in certain circumstances.  Subsequent recoveries, if any, are credited to the allowance.

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

Although we consider the allowance for loan losses of approximately $29.1 million, which consists of a general valuation allowance of $23.1 million and a specific valuation allowance of $6.0 million, adequate to cover losses inherent in our loan portfolio at March 31, 2011, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.  Either of these occurrences could materially and adversely affect our financial condition and results of operations.

Investment Securities.  Changes in the composition of investment securities between March 31, 2011 and December 31, 2010 are presented in the following tables (in thousands).

	March 31, 2011	December 31, 2010	Increase (Decrease)
Available for sale investments:
U.S. Government sponsored agencies	$45,332	$50,968	$(5,636)
Municipal securities	31,959	32,138	(179)
Total	$77,291	$83,106	$(5,815)

During the first quarter of 2011, investment securities with amortized cost totaling $6.2 million and a weighted average yield of 4.81% matured or were called and no securities were purchased.

Federal Home Loan Bank Stock.  FHLB stock increased by approximately $634,000 due to required purchases resulting from an increase in the average balance of FHLB advances during the quarter ended March 31, 2011.

Accrued Interest Receivable.  The decrease in accrued interest receivable was primarily due to a decrease in investment securities balances and yields at March 31, 2011 compared to December 31, 2010.

Real Estate Owned, net.  Changes in the composition of real estate owned between March 31, 2011 and December 31, 2010 are presented in the following table (dollars in thousands).

	December 31, 2010	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	March 31, 2011
One- to four-family residential	$10,543	$1,674	$(721)	$(2,023)	$(91)	$9,382
Speculative one- to four-family	504	2	—	(192)	(14)	300
Land	25,093	90	(738)	(159)	(37)	24,249
Commercial real estate	8,566	2,146	(185)	(634)	26	9,919
Total	$44,706	$3,912	$(1,644)	$(3,008)	$(116)	$43,850

(1)   Net sales proceeds include $903,000 of loans made by the Bank to facilitate the sale of real estate owned.

Prepaid expenses and other assets.  The increase in other assets was primarily due to deferred costs related to the Investment Agreement with Bear State totaling $847,000.  The transactions associated with the Investment Agreement are expected to close during the second quarter of 2011, subject to satisfying the conditions set forth in the Investment Agreement.

Deposits.  Changes in the composition of deposits between March 31, 2011 and December 31, 2010 are presented in the following table (dollars in thousands).

	March 31, 2011	December 31, 2010	Increase (Decrease)	% Change

Checking accounts	$123,391	$137,186	$(13,795)	(10.1)%
Money market accounts	37,226	37,830	(604)	(1.6)
Savings accounts	28,969	26,091	2,878	11.0
Certificates of deposit	332,579	340,693	(8,114)	(2.4)

Total deposits	$522,165	$541,800	$(19,635)	(3.6)%

Deposits decreased in the comparison period, primarily due to a decrease in checking accounts and certificates of deposit.  Public unit checking accounts declined by $16.4 million. The Bank has reduced the rates on its certificate of deposit accounts with the weighted average cost of such funds decreasing from 2.06% at December 31, 2010 to 1.92% at March 31, 2011.  The overall cost of all deposit funds decreased from 1.38% at December 31, 2010 to 1.30% at March 31, 2011. Funds generated from loan repayments and calls of investment securities were used to pay deposit withdrawals.

Other Borrowings.  The Bank experienced a $2.2 million or 12.2% decrease in FHLB of Dallas borrowings from December 31, 2010 to March 31, 2011.  The FHLB of Dallas advances at March 31, 2011 of $16.0 million consisted of $8.0 million of fixed rate advances with an average cost of 4.50% and $8.0 million of floating rate advances with an average cost of 0.40%.  Funds generated from loan repayments and calls of investment securities were used to repay maturing borrowings.

Stockholders’ Equity.  Stockholders’ equity decreased approximately $1.3 million from December 31, 2010 to March 31, 2011.  The decrease in stockholders’ equity was primarily due to the net loss of $1.5 million during the period.  In addition, during the period, preferred dividends of approximately $206,000 were accrued and changes in unrealized net gains and losses on available for sale investment securities totaling approximately $389,000 were recorded.  See the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2011 contained herein for more detail.

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

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable(1)	$399,864	$5,314	5.32%	$499,334	$6,829	5.47%
Investment securities(2)	83,753	919	4.39	133,510	1,587	4.76
Other interest earning assets	31,287	15	0.18	26,755	15	0.23
Total interest earning assets	514,904	6,248	4.85	659,599	8,431	5.11
Noninterest earning assets	75,565			70,308
Total assets	$590,469			$729,907
Interest bearing liabilities:
Deposits	$523,310	1,707	1.31	$617,274	2,549	1.65
Other borrowings	26,058	112	1.72	64,016	242	1.51
Total interest bearing liabilities	549,368	1,819	1.32	681,290	2,791	1.64
Noninterest bearing liabilities	4,932			4,750
Total liabilities	554,300			686,040
Stockholders’ equity	36,169			43,867
Total liabilities and stockholders’ equity	$590,469			$729,907

Net interest income		$4,429			$5,640
Net earning assets (interest bearing liabilities)	$(34,464)			$(21,691)
Interest rate spread			3.53%			3.47%
Net interest margin			3.44%			3.42%
Ratio of interest earning assets to interest bearing liabilities			93.73%			96.82%

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

	Three Months Ended March 31,
	2011 vs. 2010
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(1,360)	$(193)	$38	$(1,515)
Investment securities	(592)	(121)	45	(668)
Other interest earning assets	3	(3)	—	—
Total interest earning assets	(1,949)	(317)	83	(2,183)

Interest expense:
Deposits	(388)	(536)	82	(842)
Other borrowings	(143)	34	(21)	(130)
Total interest bearing liabilities	(531)	(502)	61	(972)
Net change in net interest income	$(1,418)	$185	$22	$(1,211)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended March 31, 2011, and 2010 (dollars in thousands except share data).  Specific changes in captions are discussed following the table.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2011	2010	2011 vs 2010	2011 vs 2010
Interest income:
Loans receivable	$5,314	$6,829	$(1,515)	(22.2)%
Investment securities	919	1,587	(668)	(42.1)
Other	15	15	—	—
Total interest income	6,248	8,431	(2,183)	(25.9)
Interest expense:
Deposits	1,707	2,549	(842)	(33.0)
Other borrowings	112	242	(130)	(53.7)
Total interest expense	1,819	2,791	(972)	(34.8)
Net interest income before provision for loan losses	4,429	5,640	(1,211)	(21.5)
Provision for loan losses	160	53	107	201.9
Net interest income after provision for loan losses	4,269	5,587	(1,318)	(23.6)
Noninterest income:
Deposit fee income	1,068	1,190	(122)	(10.3)
Earnings on life insurance	196	198	(2)	(1.0)
Gain on sale of loans	150	136	14	10.3
Other	266	297	(31)	(10.4)
Total noninterest income	1,680	1,821	(141)	(7.7)
Noninterest expenses:
Salaries and employee benefits	2,644	2,798	(154)	(5.5)
Real estate owned, net	1,972	801	1,171	146.2
FDIC insurance premium	433	515	(82)	(15.9)
Supervisory assessments	95	106	(11)	(10.4)
Professional fees	504	406	98	24.1
Advertising and public relations	48	64	(16)	(25.0)
Other	1,763	1,912	(149)	(7.8)
Total noninterest expenses	7,459	6,602	857	13.0
Income (loss) before income taxes	(1,510)	806	(2,316)	(287.3)
Income tax benefit	—	(99)	99	(100.0)
Net income (loss)	$(1,510)	$905	$(2,415)	(266.9)
Preferred stock dividends and accretion of preferred stock discount	224	222	2	0.9
Net income (loss) available to common stockholders	$(1,734)	$683	$(2,417)	(353.9)

Basic earnings (loss) per share	$(0.36)	$0.14	$(0.50)	(357.1)
Diluted earnings (loss) per share	$(0.36)	$0.14	$(0.50)	(357.1)

Interest rate spread	3.53%	3.47%
Net interest margin	3.44%	3.42%

Average full-time equivalents	226	249
Full service offices	18	20

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

Interest Income.  The decrease in interest income in the three month comparative period was primarily related to decreases in the average balances of loans receivable and investment securities and decreases in the average yield earned on investment securities and loans receivable.  The average balance of loans receivable decreased due to repayments, maturities and charge offs or transfers to real estate owned, as well as a decrease in loan originations.  The average balance of investment securities decreased due to calls of investment securities.

Interest Expense.   The decrease in interest expense in the three month comparative period was primarily due to decreases in the average balances of deposits and borrowings as well as a decrease in average rates paid on deposits.  The decreases in the average rates paid on deposit accounts reflect decreases in market interest rates.

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

The increase in the provision for loan losses in the three month comparative period was primarily due to an increase in nonaccrual loans.

Noninterest Income.  The decrease in noninterest income for the three month comparative period was primarily related to a decrease in deposit fee income.

In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.  Because the Company’s customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. Based on comparison of insufficient funds fee revenue from August through December 2010 to the same months in 2009 and the first quarter of 2011 compared to 2010, such revenues related to overdrafts from ATM and debit card transactions are estimated to be down by approximately 10% to 12%.

The Dodd-Frank Act amended the Electronic Funds Transfer Act to authorize the Federal Reserve Bank to issue regulations regarding any interchange transaction fee that an issuer may receive or charge for an electronic debit transaction (a transaction in which a person uses a debit card). The amount of any interchange transaction fee that an issuer may receive or charge with respect to an electronic debit transaction must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.  The Federal Reserve proposes to cap interchange rates to between 7 and 12 cents per transaction, and it fails to take into account a bank’s cost of providing the services. The Bank’s income directly attributable to debit card transactions was $327,000 and $297,000 for the three months ended March 31, 2011 and 2010, respectively.   Consequently, if interchange fee caps are enacted and the Bank is not exempt, it could have a significant impact on the Bank’s results of operations.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)
Salaries	$2,133	$2,293	$(160)
Payroll taxes	195	206	(11)
Insurance	137	142	(5)
Defined benefit plan contribution	143	123	20
Other	36	34	2
Total	$2,644	$2,798	$(154)

The decrease in salaries and benefits was primarily due to a reduction in full time equivalent employees.

The Bank is a participant in the multiemployer Pentegra Defined Benefit Plan.  The Plan is non-contributory and covers all qualified employees. Since the Plan is a multiemployer plan, contributions of participating employers are commingled and invested on a pooled basis without allocation to specific employers or employees.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Plan and closing the Plan to new participants as of that date. After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Plan.  The level of amortization charges is determined by the Plan’s funding shortfall, which is determined by comparing Plan liabilities to Plan assets.  Based on the level of interest rates and Plan assets, the funding shortfall increased, resulting in increased amortization charges effective July 1, 2010.   The defined benefit plan contribution increased in 2011 compared to 2010 primarily due to the increased amortization charges, partially offset by the cost savings associated with freezing the Plan.

Real estate owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)
Loss provisions	$1,644	$579	$1,065
Net loss on sales	116	51	65
Taxes and insurance	155	97	58
Other	57	74	(17)
Total	$1,972	$801	$1,171

The increase in REO loss provision in 2011 was primarily related to updated valuations on land.  Expenses associated with real estate owned have increased due to the increase in real estate owned balances as discussed in “Asset Quality.” Real estate owned is expected to continue to increase in the foreseeable future and real estate owned expenses associated with maintaining the properties are expected to increase accordingly.  Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

Other Noninterest Expenses.  The decrease in the three month comparative period is primarily due to consulting fees paid to third parties in 2010 related to the Company and Bank Orders.

Income Taxes.  The Company had no taxable income in 2011 and recorded a valuation allowance for all of its net deferred tax assets as of March 31, 2011.  See also Note 9 to the unaudited condensed consolidated financial statements included in Part I, Item 1 herein for further information regarding income taxes.

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

At March 31, 2011, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At March 31, 2011, the Company had no interests in non-consolidated special purpose entities.

At March 31, 2011, commitments included:

•                 total approved loan origination commitments outstanding amounting to $1.7 million, including approximately $1.3 million of loans committed to sell;

•                 rate lock agreements with customers of $3.2 million, all of which have been locked with an investor;

•                 funded mortgage loans committed to sell of $1.2 million;

•                 unadvanced portion of construction loans of $1.3 million;

•                 unused lines of credit of $7.3 million;

•                 outstanding standby letters of credit of $3.2 million;

•                 total predetermined overdraft protection limits of $11.5 million; and

•                 certificates of deposit scheduled to mature in one year or less totaling $218.4 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $3.2 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at March 31, 2011.

Historically, a very small percentage of predetermined overdraft limits have been used. At March 31, 2011, overdrafts of accounts with Bounce Protection™ represented usage of 2.65% of the limit.

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

During the first three months of 2011, FHLB borrowings decreased by $2.2 million or 12.2%. At March 31, 2011, the Bank’s additional borrowing capacity with the FHLB was $57.5 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a collateral value of $73.5 million less outstanding advances at March 31, 2011 of $16.0 million.  The Bank may transfer additional eligible collateral to the FHLB to provide additional borrowing capacity if needed.  Due to the Bank’s restricted status at the FHLB, the Bank may only borrow short-term FHLB advances with maturities up to thirty days

The Bank was notified in December 2009 by the FRB of various restrictions and collateral requirements.  The Bank is required to pledge collateral with a value of $16 million to secure account transaction settlements.  This collateral is also available to access the secondary discount window if unencumbered for transaction settlement and when other sources of funding are not available to the Bank. In addition, the Bank is required to maintain an account balance at the FRB to cover charges to the Bank’s transaction account to avoid any daylight overdrafts.

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

The FRB will not accept loans that: (i) are 30 days or more past due; (ii) are classified as substandard, doubtful, or loss by the Bank’s regulating authority or the Bank; (iii) are illegal investments for the Bank; (iv) secure the indebtedness to any director, officer, employee, attorney, affiliate or agent of the Bank; or that (v) exhibit collateral and credit documentation deficiencies.  The lendable value of commercial real estate of approximately $12.5 million at March 31, 2011 was 71% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged.  In addition, at March 31, 2011, the Bank pledged qualifying investment securities with a collateral value of approximately $4.1 million for the discount window and to secure transaction settlements.

At March 31, 2011, the Bank had short-term funds availability of approximately $172.0 million or 29.8% of Bank assets consisting of borrowing capacity at the FHLB and the FRB, unpledged investment securities, and overnight funds including the balances maintained at the FRB.  The Bank anticipates it will continue to rely primarily on deposits, calls of investment securities, loan repayments, and funds provided from operations to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources.

The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities. As of March 31, 2011, the Bank had outstanding commitments to originate loans of $1.7 million, including $1.3 million of loans committed to sell; unadvanced portion of construction loans of $1.3 million; and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $10.5 million.  Scheduled maturities of certificates of deposit for the Bank during the twelve months following March 31, 2011 amounted to $218.4 million.  In light of the Company’s efforts to coordinate a controlled decrease in assets and liabilities and as a result of the current interest rate environment, management cannot estimate the portion of maturing deposits that will remain with the Bank.  Management anticipates the Bank will continue to have sufficient funds, through loan repayments, deposits, and borrowings, to meet our current commitments.  This expectation assumes that the FHLB will continue to extend credit based on our borrowing capacity and that core deposits do not experience a substantial decline.

The Bank emphasizes deposit growth and retention throughout our retail branch network to enhance our liquidity position. Effective with the Bank Order in April 2010, the Bank must comply with federal restrictions on the interest rates we may offer to our depositors.  Under these restrictions, we may pay up to 75 basis points over the national average rates set by the FDIC for each deposit product.  Although these rate restrictions have not had a significant impact on the level of new and existing deposits, we cannot predict the impact of these rate restrictions on the future level of new and existing deposits and on our liquidity.  We have historically paid rates the middle of the market for regular term certificates of deposit and paid above average rates locally for certificates of deposit with special terms.

As of November 19, 2009 and in accordance with the directive from the OTS, the Bank may no longer accept, renew or roll over brokered deposits without the written non-objection of the regional director of the OTS. The Bank has not relied on brokered deposits as a primary source of funding.  As of March 31, 2011 the Bank had $5.4 million or 1.0% of deposits in brokered deposits.  Approximately $3.6 million of the brokered accounts mature in 2011.  Based on the current minimal level of brokered deposits, management does not anticipate that the restrictions imposed by the OTS on brokered deposits will have a significant impact on the Bank’s liquidity position.

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

The Bank’s liquidity risk management program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the board of directors, the OTS and the FDIC.  The program also contains a Contingency Funding Plan that forecasts funding needs and funding sources under different stress scenarios.  The Contingency Funding Plan approved by the board of directors is designed to respond to an overall decline in the economic environment, the banking industry or a problem specific to our Bank.  A number of different contingency funding conditions may arise which may result in strains or expectation of strains in the Bank’s normal funding activities including customer reaction  to negative news of the banking industry, in general, or us, specifically.  As a result of negative news, some depositors may reduce the amount of deposits held at the Bank if concerns persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s liquidity, funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that activities of the FRB and the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, and stock price.

No common stock dividends were declared in 2010 or 2011.  Future dividend payments are subject to restrictions.  See Part 1. Item 2 “Regulatory Enforcement Actions” for further information regarding dividend restrictions.

Since the Company is a holding company and does not conduct independent operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources.  The Company and the Bank are currently not allowed to declare or pay dividends or make any other capital distributions without the prior written approval of the OTS.  The Company suspended its common stock dividend in the fourth quarter of 2009 and deferred the payment of the dividend for the quarter ending March 31, 2010 on its Series A Preferred Stock issued to the Treasury on March 6, 2009 as part of the Capital Purchase Program.  The Company funds its expenses from cash deposits maintained in the Bank and from repayments on the loan to the Bank. The deposits in the Bank and the loan to the Bank amounted to $133,000 at March 31, 2011.   The Company’s resources to fund expenses throughout 2011 will be insufficient without the infusion of capital contemplated by the Investment Agreement.  Accrued costs related to the Recapitalization exceed the level of the Company’s funds at March 31, 2011.

At March 31, 2011, the Bank’s tangible, core and risk-based capital ratios amounted to 6.38%, 6.38% and 10.81%, respectively, compared to OTS capital adequacy standards of 1.5%, 4% and 8%.  However, the Bank Order requires the Bank to achieve and maintain a tier 1 core capital ratio and total risk-based capital ratio of 8% and 12%, respectively, by December 31, 2010.  The Bank did not meet the core and risk-based capital requirements as of December 31, 2010 or March 31, 2011 and would have needed approximately $9.4 million in additional capital based on assets at March 31, 2011 to meet these requirements.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, acquisition and divestiture opportunities, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing.  Words such as “will likely continue,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “seeks,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements.

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•                        any effects of the change of control of the Company in which Bear State acquires a majority ownership of our voting power, including changes in management, strategic direction, business plan or operations;

•                        inability to maintain the higher minimum capital ratios that the Company and the Bank are required to maintain pursuant to the Orders;

•                        the effect of other requirements of the Orders and any further regulatory actions;

•                        management’s ability to effectively execute our business plan and complete the Company’s recapitalization plans;

•                        inability to receive dividends from the Bank and to satisfy obligations as they become due;

•                        costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;

•                        changes in capital classification;

•                        the impact of current economic conditions and our results of operations on our ability to borrow additional funds to meet our liquidity needs;

•                        local, regional, national and international economic conditions and events and the impact they may have on us and our customers;

•                        changes in the economy affecting real estate values;

•                        inability to attract and retain deposits;

•                        changes in the level of non-performing assets and charge-offs;

•                        changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•                        changes in the financial performance and/or condition of the Bank’s borrowers;

•                        effect of additional provision for loan and real estate owned losses;

•                        long-term negative trends in our market capitalization;

•                        continued listing of our Common Stock on the NASDAQ Global Market;

•                        the availability and terms of capital;

•                        effects of any changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the FRB;

•                        inflation, interest rates, cost of funds, securities market and monetary fluctuations;

•                        political instability;

•                        acts of war or terrorism, natural disasters such as earthquakes, tornadoes or fires, or the effects of pandemic flu;

•                        the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•                        changes in consumer spending, borrowings and savings habits;

•                        technological changes;

•                        changes in our organization, management, compensation and benefit plans;

•                        competitive pressures from other financial institutions;

•                        inability to maintain or increase market share and control expenses;

•                        impact of reputational risk on such matters as business generation and retention, funding and liquidity;

•                        continued volatility in the credit and equity markets and its effect on the general economy;

•                        changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•                        effects of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions;

•                        effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•                        other factors described from time to time in our filings with the SEC; and

•                        our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this prospectus and the documents incorporated by reference might not occur, and you should not put undue reliance on any forward-looking statements.

Some of these and other factors are discussed in this Form 10-Q under the caption “Risk Factors” and elsewhere in this Form 10-Q.  The development of any or all of these factors could have an adverse impact on our financial position and our results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market value of the Bank’s portfolio equity since December 31, 2010.  Based on the level of nonperforming assets, competitive pressures on loan and deposit rates, and recent calls of investment securities resulting in a higher level of low yielding cash balances, management anticipates continued pressure on the Bank’s interest rate spread and net interest margin for the first quarter of 2011, although maturing certificates of deposit repricing to lower rates will somewhat offset the pressure on the interest rate spread and margin.

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

The Bank Order directs the Bank to raise its Tier 1 Core capital and Total Risk-Based Capital Ratios to 8.0% and 12.0%, respectively, by December 31, 2010.  At December 31, 2010 and March 31, 2011, we did not meet these requirements and would have needed approximately $9.4 million in additional capital based on assets at March 31, 2011, to meet these requirements.  The Company currently does not have any capital available to invest in the Bank.  As previously discussed, on January 27, 2011, the Company and the Bank entered into an Investment Agreement with Bear State which sets forth the terms and conditions of the Recapitalization.  The Company anticipates that Bear State’s purchase of the First Closing Shares and the Investor Warrant will take place during  May 2011, subject to satisfying the conditions set forth in the Investment Agreement.  However, if the Bear State investment transaction does not close as planned, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions.  The OTS also could direct us to seek a merger partner or to liquidate the Bank. If the transaction with Bear State is not consummated, it is highly unlikely that we will be able to continue as a going concern.  If the Company ceases business activities, it is likely that stockholders will lose their investment.

Our or the Bank’s failure to comply with applicable regulatory requirements and regulatory enforcement actions could result in further restrictions and enforcement actions.

The Bank is subject to supervision and regulation by the OTS and FDIC.  As a federally chartered stock savings and loan association, the Bank’s good standing with its regulators is of fundamental importance to the continuation of its business.  As more fully described in Item 1 — “Executive Summary — Regulatory Enforcement Actions”, on April 12, 2010, the Company and the Bank both consented to the Orders issued by the OTS.  The Orders require the Company and the Bank to, among other things, file with the OTS an updated business plan and capital plan and submit to the OTS, on a quarterly basis with respect to the business plan and monthly with respect to the capital plan, variance reports related to the plans.  The Order issued to the Bank also substantially restricts the Bank’s lending activities.  We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Orders, and we will incur ongoing expenses attributable to compliance with the terms of the Orders.  In addition, the OTS must approve any deviation from our business plan, which could limit our ability to make any changes to our business, which could negatively impact the scope and flexibility of our business activities.  We cannot predict the further impact of the Orders upon our business, financial condition or results of operations.

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

•                  The Bank’s ability to assess the creditworthiness of its customers may be impaired if the processes and approaches it uses to select, manage, and underwrite its customers become less predictive of future charge offs.

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

At March 31, 2011, our net nonperforming loans totaled $51.4 million, representing 13.2% of total loans and 8.9% of total assets. At March 31, 2011, real estate owned totaled $43.9 million or 7.6% of total assets. As a result, the Company’s total nonperforming assets amounted to $95.2 million or 16.48% of total assets at March 31, 2011. Further, assets classified by management as substandard, including nonperforming loans and real estate owned, totaled $143.7 million, representing 24.9% of total assets.  At March 31, 2011, our allowance for loan losses was $29.1 million, consisting of $23.1 million of general loan loss allowances and $6.0 million of specific valuation allowances. The general valuation allowance represents 45.0% of nonperforming loans.  In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses, which could have a material adverse effect on our financial condition and results of operations.

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

• the existence and effect of concentrations of credit; and

• results of regulatory examinations.

Based on those factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, our board of directors and the OTS periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge offs. The OTS’ judgments may differ from those of our management. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, which may be beyond our control, including changes in interest rates, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. In connection with the OTS examination in the third quarter of 2010, the Company provided an additional $5.6 million to the allowance for loan losses for the quarter ended September 30, 2010.  Another OTS/FDIC examination began in January 2011.    While we believe that the allowance for loan losses is adequate to cover current losses, we cannot provide assurances that we will not need to increase our allowance for loan losses or that regulators will not require an increase in our allowance. Either of these occurrences could materially and adversely affect our financial condition and results of operations. We do not have any capital available to invest in the Bank and any further increases to our allowance for loan losses and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital levels set forth in the Bank Order.

If the Investment is consummated, Bear State will hold a controlling interest in our common stock and may have interests that differ from the interests of our other stockholders.

If the Investment is consummated, Bear State will own at least 81.80% of our common stock (after taking into account the exercise of the Investor Warrant and assuming the Rights Offering is fully subscribed) and will appoint four of seven representatives on our board of directors. As a result, Bear State will be able to determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to our stockholders for approval. Such transactions may include mergers and acquisitions, sales of all or some of the Company’s assets or purchases of assets, and other significant corporate transactions. Bear State also has sufficient voting power to amend our organizational documents.

The interests of Bear State may differ from those of our other stockholders, and it may take actions that advance its interests to the detriment of our other stockholders. Additionally, Bear State is in the business of making investments in or acquiring financial institutions and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Bear State may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to the other holders of our Common Stock, and the market price of our Common Stock may be adversely affected by the absence or reduction of a takeover premium in the trading price.

There is a risk that we may be unable to continue our compliance with NASDAQ’s listing requirements which could adversely affect the market liquidity of our Common Stock.

Our Common Stock is listed on the NASDAQ Global Market. As a NASDAQ Global Market listed company, we are required to comply with the continued listing requirements of the NASDAQ Marketplace Rules to maintain our listing status. Further, pursuant to the terms of the Investment Agreement, we are obligated to take all steps necessary to prevent our Common Stock from being delisted from the NASDAQ Global Market.  In order to maintain our listing status, we must satisfy minimum financial and other requirements including, without limitation, maintaining at least 750,000 shares held by non-affiliate stockholders of the Company (“Publicly Held Shares”).  Additionally, we are required to maintain a market value of Publicly Held Shares of at least $5 million and the failure to do so for 30 consecutive business days would be a violation of the listing standard.  When the Reverse Split is effective, our Publicly Held Shares and the market value of such shares will fall below the requisite thresholds.  While we anticipate that the issuance of additional Publicly Held Shares in the Rights Offering will cure the foregoing deficiencies there can be no assurance that the rights offering will result in the intended benefits described above, that our Publicly Held Shares and that the market price of our Publicly Held Shares will increase following the Rights Offering or that the market price of our Publicly Held Shares will not decrease in the future.  In addition, there can be no assurance that the Company will otherwise be able to comply with other applicable listing requirements in order to maintain its listing on the NASDAQ Global Market.  Failing to maintain our Common Stock’s listing on the NASDAQ Global Market could adversely affect the market liquidity of our Common Stock, our ability to comply with the terms of the Investment Agreement, and the value of your investment.  We intend to actively monitor the number and market value of our Publicly Held Shares and will consider available options to resolve the deficiency and regain compliance with the NASDAQ requirements in the event the Rights Offering does not achieve such result.

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

A significant portion of our loan portfolio is related to commercial real estate, construction, commercial business and consumer lending activities and certain of our loans are secured by vacant or unimproved land. Uncertainties related to these lending activities may negatively impact these loans and could adversely impact our business.

At March 31, 2011, approximately 27% of our loans were related to commercial real estate and construction projects. Commercial real estate and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  Our loan portfolio also includes commercial business loans to small- to medium-sized businesses, which generally are secured by various equipment, machinery and other corporate assets, and a variety of consumer loans, including automobile loans, deposit account secured loans and unsecured loans.  Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.  In addition, a portion of our loan portfolio is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved one- to four- family residential property.  Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are susceptible to adverse conditions in the real estate market and local economy. The Bank’s lending activities are currently restricted as a result of the Orders.  For a further discussion of the Orders, see “Executive Summary - Regulatory Enforcement Actions.”

The trading volume of our Common Stock is lower than that of other financial services companies and the market price of our Common Stock may fluctuate significantly, which can make it difficult to sell shares of our Common Stock at times, volumes and prices attractive to our stockholders.

Our Common Stock is listed on the NASDAQ Global Market under the symbol “FFBH.” The average daily trading volume for shares of our Common Stock is lower than larger financial institutions.  There is no guarantee that an active trading market for our Common Stock will develop or be sustained after the Rights Offering. Trading volume may also remain low as a result of the Bear State’s acquisition of a majority stake in the Company. Because the trading volume of our Common Stock is lower, and thus has substantially less liquidity than the average trading market for many other publicly traded companies, sales of our Common Stock may place significant downward pressure on the market price of our Common Stock.  In addition, market value of thinly traded stocks can be more volatile than stocks trading in an active public market.

The market price of our Common Stock has been volatile in the past and may fluctuate significantly as a result of a variety of factors, many of which are beyond our control.  These factors include, in addition to those described in “Cautionary Statement About Forward Looking Statements”:

•                  actual or anticipated quarterly or annual fluctuations in our operating results, cash flows and financial condition;

•                  changes in earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

•                  speculation in the press or investment community generally or relating to our reputation or the financial services industry;

•                  strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

•                  fluctuations in the stock price and operating results of our competitors;

•                  future issuances or re-sales of our equity or equity-related securities, or the perception that they may occur;

•                  proposed or adopted regulatory changes or developments;

•                  anticipated or pending investigations, proceedings, or litigation or accounting matters that involve or affect us;

•                  domestic and international economic factors unrelated to our performance; and

•                  general market conditions and, in particular, developments related to market conditions for the financial services industry.

In addition, in recent years, the stock markets in general have experienced extreme price and volume fluctuations, and market prices for the stock of many companies, including those in the financial services sector, have experienced wide price fluctuations that have not necessarily been related to operating performance.  This is due, in part, to investors’ shifting perceptions of the effect of changes and potential changes in the economy on various industry sectors.  This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their performance or prospects.  These broad market fluctuations may adversely affect the market price of our Common Stock, notwithstanding our actual or anticipated operating results, cash flows and financial condition.  We expect that the market price of our Common Stock will continue to fluctuate due to many factors, including prevailing interest rates, other economic conditions, our operating performance and investor perceptions of the outlook for us specifically and the banking industry in general.

As a result of the lower trading volume of our Common Stock and its susceptibility to market price volatility, our stockholders may not be able to resell their shares at times, volumes or prices they find attractive.

We will experience an ownership change if the investment in our common stock by Bear State is consummated which will result in a limitation of the use of our net operating losses.

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

At March 31, 2011, the Bank had a $14.9 million NOL for federal income tax purposes that will be carried forward.  If the Bear State investment transaction occurs, the Company will experience a permanent loss in the use of a significant portion of these NOLs to offset future taxable income.  Since the amount of the permanent loss will depend in large part on our market capitalization at the time of the consummation of the Bear State investment, it is impossible to determine the exact amount of the permanent loss as of the date of this Form 10-Q.

If the transaction with Bear State is not consummated, we may be required to issue additional shares of our common stock in the future to comply with the capital requirements of the Bank Order, which would dilute existing stockholders’ ownership if they did not, or were not permitted to, invest in the additional issuances.

The Bank was directed by the OTS to raise its Tier 1 Core capital and Total Risk-Based Capital Ratios to 8.0% and 12.0%, respectively, by December 31, 2010.  The Bank needed additional capital of approximately $9.4 million based on assets at March 31, 2011 to meet these requirements.  As previously discussed, on January 27, 2011, the Company and the Bank entered into an Investment Agreement with Bear State which sets forth the terms and conditions of the Recapitalization.  The Company anticipates that Bear State’s purchase of the First Closing Shares and the Investor Warrant will take place during  May 2011, subject to satisfying the conditions set forth in the Investment Agreement.  However, if the Bear State investment transaction does not close as planned, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions.  The OTS also could direct us to seek a merger partner or to liquidate the Bank.  Our certificate of incorporation makes available additional authorized shares of common stock and preferred stock for issuance from time to time at the discretion of our board of directors, without further action by the stockholders, except where stockholder approval is required by law or the NASDAQ Capital Market requirements.  The issuance of any additional shares of common stock, preferred stock, or convertible securities could be substantially dilutive to stockholders of our common stock.  Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, our stockholders may not be permitted to invest in future issuances of our common stock.  Under such circumstances, existing stockholders’ ownership percentage would be diluted.

The large amount of liquidity on our balance sheet negatively impacts our ability to increase income.

Because the Orders and our reduced borrowing capacity have limited our access to certain sources of funding, we have maintained significantly more liquidity on our balance sheet then we otherwise would.  At March 31, 2011, the Company’s cash and cash equivalents exceeded $40.4 million.  The opportunity cost of maintaining liquidity at this level or at similar levels is substantial, because, at March 31, 2011, the cash and cash equivalents we have accumulated yielded substantially less than our other interest-earning assets.  Until we raise capital to a level that satisfies the capital requirements of the Bank Order, we will need to maintain significantly higher levels of liquidity which will, in turn, negatively impact our ability to increase income.

We have had losses in recent periods and may be unable to return to profitability in the near future which would adversely affect our stock price.

We incurred net losses of $1.7 million for the quarter ended March 31, 2011 and $4.9 million and $46.2 million in 2010 and 2009, respectively.  Our ability to return to profitability will depend on whether we are able to reduce credit losses in the future, which will depend, in part, on whether economic conditions in our markets improve.  There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will be able to curtail our losses now or in the future. If we continue to incur significant operating losses, our stock price may further decline. Even if we raise enough capital as a result of the Bear State Investment to allow us upon completion of the transaction to meet the capital levels mandated by the Bank Order, if we incur further operating losses we may in the future need to raise additional capital to maintain Bank capital levels that meet or exceed the levels mandated by the OTS.

Future FDIC insurance premiums or special assessments may adversely impact our earnings.

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assessed in accordance with one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of approximately $350,000 during the quarter ended June 30, 2009 to reflect the special assessment.  In addition, the FDIC increased the general assessment rate.

The FDIC also has adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  This pre-payment was due on December 30, 2009.  Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period is calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  The Bank received an exemption from this prepayment requirement due to its potential impact on the Bank’s liquidity position but will pay each quarterly assessment as it becomes due.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years. Therefore, the reserve ratio may continue to decline. These developments have caused the premiums assessed on us by the FDIC to increase and materially increase FDIC insurance expense. Our FDIC insurance expense totaled $1.9 million, $1.7 million and $374,000, respectively, for the years ended December 31, 2010, 2009 and 2008, respectively, and totaled $433,000 and $515,000 for the quarters ended March 31, 2011 and 2010, respectively.  The decrease in the quarterly comparison period was due to a decrease in assessable deposits.

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

The U.S. Congress passed the Dodd-Frank Act on July 21, 2010, which includes sweeping changes in the banking regulatory environment.  The Dodd-Frank Act will change our primary regulator and may, among other things, restrict or increase the regulation of certain of our business activities and increase the cost of doing business. While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than us, and some will affect only institutions with different charters than us or institutions that engage in activities in which we do not engage, it will likely increase our regulatory compliance burden and may have other adverse effects on us, including increasing the costs associated with our regulatory examinations and compliance measures. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot be determined yet, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations.

Further, the U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulation or policies, including the Dodd-Frank Act, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the regulatory changes that may be borne out of the current economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations and other institutions. We cannot predict whether additional legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations.

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

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest earning assets and the weighted average rate paid on our interest bearing liabilities, or interest rate spread, and the average life of our interest earning assets and interest bearing liabilities.  Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.  In particular, the Company had $77.3 million of investment securities at March 31, 2011, all of which were classified as available for sale.  At March 31, 2011, the investment securities portfolio had a net unrealized loss of $1.9 million.  A significant and prolonged increase in interest rates will have a material adverse effect on the fair value of our investment securities portfolio and, accordingly, our stockholders’ equity.  There can be no assurance that our results of operations would not be adversely affected during any period of changes in interest rates due to a number of factors which can have a material impact on the Bank’s interest rate risk position.  Such factors include among other items, call features and interest rate caps and floors on various assets and liabilities, prepayments, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

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

Under the American Recovery and Reinvestment Act of 2009, further compensation restrictions, including significant limitations on incentive compensation, have been imposed on our senior executive officers and most highly compensated employees. Those restrictions, and any future restrictions on executive compensation that may be adopted, could adversely affect our ability to hire and retain senior executive officers.

We may incur increased employee benefit costs which could have a material adverse effect on our financial condition and results of operations.

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

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies.  We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers.  Certain of our competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of banking services.  Competition from both bank and non-bank organizations will continue.  Our inability to compete successfully could adversely affect our profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it could significantly affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.  The Bank has never incurred a material security breach nor encountered any significant down time with our outsourced partners.  The occurrence of any failures, interruptions or security breaches of our systems could damage our reputation, result in loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operation.

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any securities during the first quarter of 2011.  The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the OTS.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	May 2, 2011	By:	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date:	May 2, 2011	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer and Chief Accounting Officer