Form 10-Q
period 2011-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2011-07-29
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

         Commission File Number 0-28312

                      FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
(Exact name of registrant as specified in its charter)

Arkansas	71-0785261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1401 Highway 62-65 North Harrison, Arkansas	72601
(Address of principal executive office)	(Zip Code)

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
Yes    X    No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    X    No _____

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
Yes           No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of July 25, 2011, there were issued and outstanding 19,302,603 shares of the Registrant's Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Part I.    Financial Information

Item 1.  Financial Statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
ASSETS	2011	2010

Cash and cash equivalents	$96,055	$36,407
Interest bearing time deposits in banks	14,921	--
Investment securities - available for sale	67,426	83,106
Federal Home Loan Bank stock—at cost	1,893	1,257
Loans receivable, net of allowance of $29,598 and $31,084, respectively	347,682	381,343
Loans held for sale	1,972	4,502
Accrued interest receivable	2,095	2,545
Real estate owned - net	39,973	44,706
Office properties and equipment - net	21,712	22,237
Cash surrender value of life insurance	21,828	21,444
Prepaid expenses and other assets	768	2,499

TOTAL ASSETS	$616,325	$600,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$515,199	$541,800
Other borrowings	11,788	18,193
Advance payments by borrowers for taxes and insurance	493	726
Other liabilities	5,780	3,207

Total liabilities	$533,260	$563,926

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; none issued and outstanding at June 30, 2011 and 16,500 shares issued and outstanding at December 31, 2010	$--	$16,261
Common stock, $.01 par value—30,000,000 shares authorized; 19,302,603 and 969,357 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	193	10
Additional paid-in capital	90,576	26,834
Other comprehensive loss	(238)	(2,320)
Accumulated deficit	(7,466)	(4,665)
Total stockholders’ equity	83,065	36,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$616,325	$600,046

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Loans receivable	$5,050	$6,371	$10,364	$13,200
Investment securities:
Taxable	504	1,051	1,218	2,365
Nontaxable	204	271	410	543
Other	70	16	84	32
Total interest income	5,828	7,709	12,076	16,140

INTEREST EXPENSE:
Deposits	1,639	2,417	3,346	4,966
Other borrowings	95	161	207	403

Total interest expense	1,734	2,578	3,553	5,369

NET INTEREST INCOME	4,094	5,131	8,523	10,771

PROVISION FOR LOAN LOSSES	631	63	791	116

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,463	5,068	7,732	10,655

NONINTEREST INCOME:
Net loss on sale of investment securities	(439)	--	(439)	--
Deposit fee income	1,191	1,316	2,259	2,506
Earnings on life insurance policies	188	203	384	401
Gain on sale of loans	134	70	284	206
Other	256	267	522	563

Total noninterest income	1,330	1,856	3,010	3,676

NONINTEREST EXPENSES:
Salaries and employee benefits	2,936	2,765	5,580	5,564
Net occupancy expense	613	644	1,248	1,313
Real estate owned, net	1,634	913	3,606	1,714
FDIC insurance	324	509	757	1,023
Supervisory assessments	95	106	189	212
Data processing	381	368	741	746
Professional fees	222	321	726	727
Advertising and public relations	53	64	101	127
Postage and supplies	138	178	300	340
Other	618	510	1,224	1,212

Total noninterest expenses	7,014	6,378	14,472	12,978

INCOME (LOSS) BEFORE INCOME TAXES	(2,221)	546	(3,730)	1,353

INCOME TAX BENEFIT	--	(91)	--	(190)

NET INCOME (LOSS)	$(2,221)	$637	$(3,730)	$1,543

PREFERRED STOCK DIVIDENDS, ACCRETION OF DISCOUNT AND GAIN ON REDEMPTION OF PREFERRED STOCK	(10,724)	223	(10,500)	446

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$8,503	$414	$6,770	$1,097

Basic earnings per common share	$0.77	$0.43	$1.12	$1.13

Diluted earnings per common share	$0.73	$0.43	$1.07	$1.13

Basic weighted average shares outstanding	11,034,208	969,357	6,029,586	969,357
Effect of dilutive securities	567,949	--	296,458	--
Diluted weighted average shares outstanding	11,602,157	969,357	6,326,044	969,357

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(In thousands, except share data)
(Unaudited)

	Issued		Issued		Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE – January 1, 2011	16,500	$16,261	969,357	$10	$26,834	$(2,320)	$(4,665)	$36,120

Net loss	--	--	--	--	--	--	(3,730)	(3,730)
Change in unrealized gain/loss on investment securities available for sale arising during the period	--	--	--	--	--	2,082	--	2,082
Total comprehensive income (loss)								(1,648)
Redemption of preferred stock and warrants	(16,500)	(16,261)	--	--	16,261	--	--	--
Cancellation of preferred stock dividends	--	--	--	--	--	--	929	929
Common stock issued, net of offering costs of $1.3 million	--	--	18,333,246	183	44,861	--	--	45,044
Issuance of 2 million warrants	--	--	--	--	2,620	--	--	2,620

BALANCE – June 30, 2011	--	$--	19,302,603	$193	$90,576	$(238)	$(7,466)	$83,065

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2011	2010

OPERATING ACTIVITIES:
Net income (loss)	$(3,730)	$1,543
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	791	116
Provision for real estate losses	2,999	1,141
Deferred tax provision	1,107	206
Change in deferred tax valuation allowance	(1,107)	(396)
Accretion of discounts on investment securities, net	(14)	(48)
Federal Home Loan Bank stock dividends	(3)	(6)
Gain on disposition of property and equipment	(16)	(1)
Loss on sale of repossessed assets, net	188	86
Loss on sales of investment securities, net	439	--
Originations of loans held for sale	(12,068)	(11,581)
Proceeds from sales of loans held for sale	14,882	11,171
Gain on sale of loans originated to sell	(284)	(206)
Depreciation	682	703
Amortization of deferred loan costs, net	121	184
Earnings on life insurance policies	(384)	(401)
Changes in operating assets and liabilities:
Accrued interest receivable	450	1,286
Prepaid expenses and other assets	1,722	426
Other liabilities	(73)	(21)

Net cash provided by operating activities	5,702	4,202

INVESTING ACTIVITIES:
Purchases of interest bearing time deposits in banks	(14,921)	--
Purchases of investment securities, held to maturity	--	(1,999)
Proceeds from maturities and calls of investment securities, held to maturity	--	59,285
Purchases of investment securities, available for sale	(9,999)	--
Proceeds from sales, maturities and calls of investment securities, available for sale	30,911	--
Federal Home Loan Bank stock purchased	(633)	(522)
Federal Home Loan Bank stock redeemed	--	2,080
Loan repayments, net of originations	29,919	39,878
Loan participations purchased	(417)	(1,188)
Proceeds from sales of real estate owned	4,828	4,563
Improvements to real estate owned	(26)	(291)
Proceeds from dispositions of office properties and equipment	20	--
Purchases of office properties and equipment	(161)	(61)

Net cash provided by investing activities	39,521	101,745

		(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
FINANCING ACTIVITIES:
Net decrease in deposits	$(26,601)	$(25,326)
Repayment of advances from Federal Home Loan Bank	(6,405)	(14,625)
Short-term FHLB advances, net	--	(24,000)
Net decrease in advance payments by borrowers
for taxes and insurance	(233)	(349)
Proceeds from issuance of common stock	47,664	--

Net cash provided by (used in) financing activities	14,425	(64,300)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	59,648	41,647

CASH AND CASH EQUIVALENTS:
Beginning of year	36,407	22,149

End of year	$96,055	$63,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—
Cash paid for:
Interest	$3,618	$5,515

Income taxes	$--	$38

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$5,613	$12,563

Loans to facilitate sales of real estate owned	$2,366	$7,807

Investment securities purchased – not settled	$3,575	$9,997

Preferred stock dividends accrued, not paid	$--	$413

Preferred dividends cancelled	$929	$--

See notes to unaudited condensed consolidated financial statements.		(Concluded)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, contained in the Company’s 2010 Annual Report to Stockholders.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU expands ASC 820’s disclosure requirements, particularly for Level 3 inputs, including (1) a quantitative disclosure of the unobservable inputs and assumptions used, (2) a description of the valuation process in place and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs. The ASU is effective for the Company’s reporting periods beginning after December 15, 2011. As this ASU amends only the disclosure requirements for fair value measurements, the adoption is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU removes the options in ASC 220 and requires the reporting of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The ASU does not amend the components that must be reported in other comprehensive income. The ASU is effective for the Company’s reporting periods beginning after December 15, 2011. As this ASU amends only the disclosure requirements for comprehensive income, the adoption is not expected to have a material impact on the Company’s financial statements.

3.	RECAPITALIZATION
On January 27, 2011, the Company and the Bank entered into an Investment Agreement (the “Investment Agreement”) with Bear State Financial Holdings, LLC (“Bear State”) which set forth the terms and conditions of the Company’s recapitalization (the “Recapitalization”), which was completed in the second quarter of 2011.  The Recapitalization consisted of the following:

•
The Company amended its Articles of Incorporation to effect a 1-for-5 reverse split (the “Reverse Split”) of the Company’s issued and outstanding shares of common stock. The Reverse Split was effective May 3, 2011. All periods presented in this Form 10-Q have been retroactively restated to reflect the Reverse Split.

•
Bear State purchased from the United States Department of the Treasury (“Treasury”) for $6 million aggregate consideration, the Company’s 16,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), including accrued but unpaid dividends thereon, and related warrant dated March 6, 2009 to purchase 321,847 pre-Reverse Split shares of the Company’s common stock at an exercise price of $7.69 per share (pre-Reverse Split) (the “TARP Warrant”), both of which were previously issued to the Treasury through the Troubled Asset Relief Program — Capital Purchase Program. Bear State surrendered these shares and the TARP Warrant to the Company. As a result, the Company recorded a $10.5 million discount related to the difference between the fair value of the consideration paid for the preferred stock and the book value.

•
The Company sold to Bear State (i) 15,425,262 post-Reverse Split shares (the “First Closing Shares”) of the Company’s common stock at $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, and (ii) a warrant (the “Investor Warrant”) to purchase 2 million post-Reverse Split shares of our common stock at an exercise price of $3.00 per share (or $0.60 per share pre-Reverse Split) (the date on which such sale occurs, the “First Closing”).  The First Closing occurred on May 3, 2011.  The Investor Warrant has not been exercised as of June 30, 2011.

•
Bear State paid the Company aggregate consideration of approximately $46.3 million for the First Closing Shares and Investor Warrant, consisting of (i) $40.3 million in cash, and (ii) Bear State’s surrendering to the Company the Series A Preferred Stock and TARP Warrant for a $6 million credit against the purchase price of the First Closing Shares.

•
The Company completed a stockholder rights offering (the “Rights Offering”) pursuant to which stockholders who held shares of our common stock on the record date for the Rights Offering received the right to purchase three (3) post-Reverse Split shares of the Company’s common stock for each one (1) post-Reverse Split share held by such stockholder at $3.00 per share (or $0.60 per share pre-Reverse Split). The Rights Offering was completed June 21, 2011, resulting in the issuance of 2,908,071 post-Reverse Split shares.  Because the Rights Offering was fully subscribed, Bear State was not required to backstop the Rights Offering by purchasing any unsubscribed shares from the Company in a second private placement.

•
Upon closing of the Investment Agreement, Bear State appointed four individuals to serve on the Boards of Directors of the Company and the Bank.  Further, after the First Closing and Rights Offering, Bear State owns approximately 80% of the Company’s common stock.

4.	INTEREST BEARING TIME DEPOSITS IN BANKS
Interest bearing time deposits in banks mature within two to five years and are carried at cost. The scheduled maturities of these deposits at June 30, 2011, by contractual maturity are shown below (in thousands):

	Weighted Average Rate	Amount

2012	0.82%	$497
2013	0.96	3,485
2014	1.33	5,475
2015	1.85	745
2016	2.18	4,719

Total	1.52%	$14,921

5.	INVESTMENT SECURITIES
Investment securities consisted of the following (in thousands):

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

Municipal securities	$24,477	$317	$(129)	$24,665
U.S. Government sponsored agencies	43,186	21	(446)	42,761

Total	$67,663	$338	$(575)	$67,426

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

Municipal securities	$33,095	$116	$(1,073)	$32,138
U.S. Government sponsored agencies	52,331	49	(1,412)	50,968

Total	$85,426	$165	$(2,485)	$83,106

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”) (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$5,778	$111	$157	$18	$5,935	$129
U.S. Government
sponsored agencies	31,741	446	--	--	31,741	446

Total	$37,519	$557	$157	$18	$37,676	$575

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$18,931	$1,054	$156	$19	$19,087	$1,073
U.S. Government
sponsored agencies	41,775	1,412	--	--	41,775	1,412

Total	$60,706	$2,466	$156	$19	$60,862	$2,485

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

The Company has pledged investment securities available for sale with carrying values of approximately $7.1 million and $27.9 million at June 30, 2011 and December 31, 2010 as collateral for certain deposits in excess of $250,000.

The scheduled maturities of debt securities at June 30, 2011, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized	Fair
	Cost	Value

Within one year	$395	$397
Due from one year to five years	15,054	15,092
Due from five years to ten years	4,973	5,019
Due after ten years	47,241	46,918

Total	$67,663	$67,426

As of June 30, 2011 and December 31, 2010, investments with amortized cost of approximately $64.2 million and $77.9 million, respectively, have call options held by the issuer, of which approximately $45.2 million and $56.8 million, respectively, are or were callable within one year.

Sales of the Company’s investment securities available for sale are summarized as follows:

Three and Six Months Ended
June 30, 2011

Sales proceeds	$18,931

Gross realized gains	$128
Gross realized losses	(567)
Net losses on sales of investment securities	$(439)

6.	LOANS RECEIVABLE

The tables below summarize past due and nonaccrual loans as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	30-89 Days Past Due and Accruing	Nonaccrual Loans	Current	Total (1)

One- to four-family residential	$1,652	$21,700	$178,603	$201,955
Home equity and second mortgage	207	1,272	14,202	15,681
Speculative one- to four-family	--	--	1,936	1,936
Multifamily residential	--	8,857	25,685	34,542
Land development	--	510	2,102	2,612
Land	222	7,229	12,146	19,597
Commercial real estate	214	15,111	70,165	85,490
Commercial	182	600	6,637	7,419
Consumer	38	227	9,689	9,954
Total (1)	$2,515	$55,506	$321,165	$379,186

(1)	Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

December 31, 2010	30-89 Days Past Due and Accruing	Nonaccrual Loans	Current	Total (1)

One- to four-family residential	$2,274	$24,025	$189,909	$216,208
Home equity and second mortgage	108	1,469	16,846	18,423
Speculative one- to four-family	--	28	1,133	1,161
Multifamily residential	--	9,142	27,085	36,227
Land development	--	595	2,101	2,696
Land	17	6,987	15,586	22,590
Commercial real estate	103	13,057	81,717	94,877
Commercial	41	1,665	8,670	10,376
Consumer	53	376	11,624	12,053
Total (1)	$2,596	$57,344	$354,671	$414,611

(1)	Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

There were no loans over 90 days past due and still accruing at June 30, 2011 or December 31, 2010.  Restructured loans totaled $21.4 million and $20.4 million as of June 30, 2011 and December 31, 2010, respectively, with $17.1 million and $15.1 million of such restructured loans on nonaccrual status at June 30, 2011 and December 31, 2010, respectively.

The following is a summary of information pertaining to impaired loans as of June 30, 2011 and for the three and six months then ended (in thousands):

	June 30, 2011
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
Impaired loans with a valuation allowance:				(Three Months)	(Six Months)	(Three Months)	(Six Months)
One- to four-family residential	$5,152	$4,380	$772	$4,478	$4,013	$5	$20
Home equity and second mortgage	475	132	343	155	217	1	3
Speculative one- to four-family	--	--	--	--	3	--	--
Multifamily residential	8,119	4,925	3,194	4,997	5,073	--	--
Land development	510	462	48	462	486	--	--
Land	4,488	3,423	1,065	3,752	3,517	1	12
Commercial real estate	2,788	1,941	847	1,542	2,341	--	13
Commercial	169	106	63	107	180	--	--
Consumer	169	--	169	10	16	--	1
	21,870	15,369	6,501	15,503	15,846	7	49

Impaired loans without a valuation allowance:
One- to four-family residential	17,242	17,242	--	18,153	19,398	82	158
Home equity and second mortgage	921	921	--	932	903	19	36
Speculative one- to four-family	--	--	--	--	--	--	--
Multifamily residential	4,161	4,161	--	4,130	3,967	45	85
Land development	--	--	--	--	--	--	--
Land	2,763	2,763	--	2,740	3,300	13	30
Commercial real estate	12,323	12,323	--	12,735	10,757	62	137
Commercial	431	431	--	431	407	1	3
Consumer	91	91	--	91	93	1	3
	37,932	37,932	--	39,212	38,825	223	452
Total impaired loans	$59,802	$53,301	$6,501	$54,715	$54,671	$230	$501

Interest based on original terms						$864	$1,675

Interest income recognized on a cashbasis on impaired loans						$143	$269

The following is a summary of information pertaining to impaired loans as of December 31, 2010 and for the year then ended (in thousands):

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$3,414	$3,085	$329	$4,505	$131
Home equity and second mortgage	665	342	323	238	25
Speculative one- to four-family	28	9	19	382	2
Multifamily residential	8,274	5,226	3,048	3,743	63
Land development	595	534	61	1,322	5
Land	3,703	3,046	657	5,602	20
Commercial real estate	6,255	3,940	2,315	4,630	91
Commercial	1,303	327	976	348	10
Consumer	306	42	264	20	17
	24,543	16,551	7,992	20,790	364

Impaired loans without a valuation allowance:
One- to four-family residential	21,889	21,889	--	15,755	946
Home equity and second mortgage	845	845	--	1,119	69
Speculative one- to four-family	--	--	--	171	--
Multifamily residential	3,640	3,640	--	1,459	204
Land development	--	--	--	2,609	--
Land	4,419	4,419	--	7,065	181
Commercial real estate	6,802	6,802	--	7,416	231
Commercial	361	361	--	256	34
Consumer	99	99	--	137	10
	38,055	38,055	--	35,987	1,675
Total impaired loans	$62,598	$54,606	$7,992	$56,777	$2,039

Interest based on original terms					$3,511

Interest income recognized on a cash basis on impaired loans					$351

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

Loans listed as not rated are either less than $250,000 or are included in groups of homogeneous loans.  Based on analyses performed at June 30, 2011 and December 31, 2010, the risk categories of loans are as follows:

	June 30, 2011
	Pass	Special Mention	Substandard	Loss	Not Rated	Total
One- to four-family residential	$25,071	$11,310	$35,821	$772	$128,981	$201,955
Home equity and second mortgage	618	794	1,712	343	12,214	15,681
Speculative one- to four-family	--	--	1,936	--	--	1,936
Multifamily residential	15,251	4,866	10,598	3,194	633	34,542
Land development	--	--	2,564	48	--	2,612
Land	2,337	2,671	8,105	1,065	5,419	19,597
Commercial real estate	38,849	10,931	32,364	847	2,499	85,490
Commercial	3,713	1,175	1,529	63	939	7,419
Consumer	816	43	115	169	8,811	9,954
Total loans receivable	$86,655	$31,790	$94,744	$6,501	$159,496	$379,186

	December 31, 2010
	Pass	Special Mention	Substandard	Loss	Not Rated	Total
One- to four-family residential	$21,026	$12,285	$40,518	$329	$142,050	$216,208
Home equity and second mortgage	862	395	3,114	323	13,729	18,423
Speculative one- to four-family	--	--	1,142	19	--	1,161
Multifamily residential	16,787	5,499	10,429	3,048	464	36,227
Land development	--	--	2,635	61	--	2,696
Land	2,488	3,319	9,893	657	6,233	22,590
Commercial real estate	41,002	12,731	35,800	2,315	3,029	94,877
Commercial	4,945	2,285	1,258	976	912	10,376
Consumer	1,178	52	167	264	10,392	12,053
Total loans receivable	$88,288	$36,566	$104,956	$7,992	$176,809	$414,611

As of June 30, 2011 and December 31, 2010, the Bank did not have any loans categorized as subprime or classified as doubtful.  Loss rated loans above are fully reserved with specific valuation allowances.

7.	ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

The table below provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011 and for the year ended December 31, 2010 (in thousands):

Three Months Ended June 30, 2011	One- to four-family residential	Home equity and second mortgage	Speculative one- to four-family	Multifamily residential	Land development	Land	Commercial real estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year:	$5,737	$1,236	$71	$6,648	$1,460	$3,139	$8,173	$2,131	$518	$29,113
Provision charged to expense	1,579	16	223	255	(1)	48	(691)	(768)	(30)	631
Losses charged off	(151)	--	--	(15)	--	--	(10)	(3)	(64)	(243)
Recoveries	14	1	--	--	--	22	3	19	38	97
Balance, end of period	$7,179	$1,253	$294	$6,888	$1,459	$3,209	$7,475	$1,379	$462	$29,598

Six Months Ended June 30, 2011
Allowance for loan losses:
Balance, beginning of year:	$5,440	$1,275	$81	$6,581	$1,473	$2,562	$9,491	$3,543	$638	$31,084
Provision charged to expense	2,008	124	241	322	(452)	704	(250)	(1,832)	(74)	791
Losses charged off	(290)	(164)	(28)	(15)	(12)	(80)	(1,769)	(367)	(179)	(2,904)
Recoveries	21	18	--	--	450	23	3	35	77	627
Balance, end of period	$7,179	$1,253	$294	$6,888	$1,459	$3,209	$7,475	$1,379	$462	$29,598
Ending balance: individually evaluated for impairment	$772	$343	$--	$3,194	$48	$1,065	$847	$63	$169	$6,501
Ending balance: collectively evaluated for impairment	$6,407	$910	$294	$3,694	$1,411	$2,144	$6,628	$1,316	$293	$23,097
Loans:
Ending balance	$201,955	$15,681	$1,936	$34,542	$2,612	$19,597	$85,490	$7,419	$9,954	$379,186
Ending balance: individually evaluated for impairment	$22,394	$1,396	$--	$12,280	$510	$7,251	$15,111	$600	$260	$59,802
Ending balance: collectively evaluated for impairment	$179,561	$14,285	$1,936	$22,262	$2,102	$12,346	$70,379	$6,819	$9,694	$319,384

Year Ended December 31, 2010	One- to four-family residential	Home equity and second mortgage	Speculative one- to four-family	Multifamily residential	Land development	Land	Commercial real estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year:	$4,436	$1,688	$884	$3,915	$1,181	$8,589	$9,077	$2,578	$560	$32,908
Provision charged to expense	3,089	133	(707)	3,507	580	(2,602)	877	1,667	415	6,959
Losses charged off	(2,127)	(552)	(97)	(843)	(288)	(3,477)	(464)	(733)	(462)	(9,043)
Recoveries	42	6	1	2	--	52	1	31	125	260
Balance, end of year	$5,440	$1,275	$81	$6,581	$1,473	$2,562	$9,491	$3,543	$638	$31,084
Ending balance: individually evaluated for impairment	$329	$323	$19	$3,048	$61	$657	$2,315	$976	$264	$7,992
Ending balance: collectively evaluated for impairment	$5,111	$952	$62	$3,533	$1,412	$1,905	$7,176	$2,567	$374	$23,092
Loans:
Ending balance	$216,208	$18,423	$1,161	$36,227	$2,696	$22,590	$94,877	$10,376	$12,053	$414,611
Ending balance: individually evaluated for impairment	$25,303	$1,510	$28	$11,914	$595	$8,122	$13,057	$1,664	$405	$62,598
Ending balance: collectively evaluated for impairment	$190,905	$16,913	$1,133	$24,313	$2,101	$14,468	$81,820	$8,712	$11,648	$352,013

The Bank does not have any loans acquired with deteriorated credit quality.

A summary of the activity in the allowances for loan and real estate losses is as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$29,113	$8,853	$32,652	$5,923

Provisions for estimated losses	631	1,355	63	561
Recoveries	98	--	62	--
Losses charged off	(244)	(574)	(1,224)	(786)

Balance—end of period(1)	$29,598	$9,634	$31,553	$5,698

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$31,084	$7,841	$32,908	$5,923

Provisions for estimated losses	791	2,999	116	1,141
Recoveries	627	--	131	--
Losses charged off	(2,904)	(1,206)	(1,602)	(1,366)

Balance—end of period(1)	$29,598	$9,634	$31,553	$5,698

(1)
The allowance for loan losses at June 30, 2011 and 2010, was comprised of specific valuation allowances of $6.5 million and $9.9 million, respectively, and general valuation allowances of $23.1 million and $21.7 million, respectively.

8.	INCOME TAXES
The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Six Months Ended
	June 30, 2011	June 30, 2010

Income tax provision (benefit):
Current:
Federal	$--	$--
State	--	--
Total current	--	--

Deferred:
Federal	1,228	117
State	(121)	89
Valuation allowance	(1,107)	(396)
Total deferred	--	(190)

Total	$--	$(190)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Six Months Ended June 30,
	2011		2010

Taxes at statutory rate	$(1,268)	34.0%	$460	34.0%
Increase (decrease) resulting from:
State income tax—net	(84)	2.3	58	4.3
Section 382 writedown of federal NOL	2,693	(72.2)	--	--
Change in valuation allowance	(1,107)	29.6	(396)	(29.3)
Earnings on life insurance policies	(131)	3.5	(136)	(10.1)
Nontaxable investments	(140)	3.7	(176)	(13.0)
Other—net	37	(0.9)	--	--

Total	$--	0.0%	$(190)	(14.1)%

The Company’s net deferred tax asset (liability) account was comprised of the following (in thousands):

	June 30, 2011	December 31, 2010

Deferred tax assets:
Allowance for loan losses	$11,354	$11,666
Real estate owned	4,833	4,127
Net operating loss carryforward	3,441	5,205
Nonaccrual loan interest	458	207
Other	193	192

Total deferred tax assets	20,279	21,397
Valuation allowance	(19,109)	(20,216)
Deferred tax asset, net of allowance	1,170	1,181

Deferred tax liabilities:
Office properties	(808)	(843)
Federal Home Loan Bank stock	(106)	(105)
Pension plan contribution	--	(109)
Prepaid expenses	(256)	(124)

Total deferred tax liabilities	(1,170)	(1,181)

Net deferred tax asset (liability)	$--	$--

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at June 30, 2011 and December 31, 2010. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•	The Company has a long history of earnings profitability prior to 2009.
•	Future reversals of certain deferred tax liabilities.

As part of its analysis, the Company considered the following negative evidence:

•	The Company recorded a net loss in 2009 and 2010 and for the six months ended June 30, 2011.
•	The Company did not meet its financial goals in 2009 or 2010.
•	The Company may not meet its projections concerning future taxable income.
•	Limitations on the Company’s ability to utilize its pre-change NOLs and certain recognized built-in losses to offset future taxable income pursuant to Section 382 of the Internal Revenue Code.

At June 30, 2011, and December 31, 2010, the Company determined that a valuation allowance relating to both the federal and state portion of our deferred tax asset was necessary. This determination for the state deferred tax asset was based largely on the negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $15.4 million and $3.7 million at June 30, 2011 were recorded for the federal deferred tax asset and the state deferred tax asset, respectively.

A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2011, the Bank had an $8.1 million NOL for federal income tax purposes that will be carried forward. The federal NOL was limited based on Bear State’s investment in the Company as it constituted an “ownership change” as defined in the Internal Revenue Code (the “Code”). In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.  The annual limit under Section 382 is approximately $405,000.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at June 30, 2011 and December 31, 2010. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2008 and forward.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

The components of other comprehensive income (loss) are as follows for the six months ended June 30, 2011(in thousands):

June 30, 2011

Net unrealized gains on available for sale securities arising during the period	$1,643
Reclassification adjustment for losses realized in income	439
Change in unrealized gain/loss on investment securities available for sale arising during the period	$2,082

10.	FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2011 and December 31, 2010, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government sponsored agency securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the six months ended June 30, 2011.

The following table presents major categories of assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Available for sale investment securities:
Municipal securities	$24,665	$--	$24,665	$--
U.S. Government sponsored agencies	42,761	--	42,761	--
Total	$67,426	$--	$67,426	$--

December 31, 2010
Available for sale investment securities:
Municipal securities	$32,138	$--	$32,138	$--
U.S. Government sponsored agencies	50,968	--	50,968	--
Total	$83,106	$--	$83,106	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at June 30, 2011 and December 31, 2010 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   Fair value adjustments are made by partial charge-offs and adjustments to specific valuation allowances.

For the six months ended June 30, 2011, specific valuation allowances on impaired loans declined by $1.5 million due to charge-offs of impaired loans totaling $2.5 million offset by a net increase in specific valuation allowances of $2.1 million resulting from new impaired loans and changes in valuations. For the six months ended June 30, 2010, specific valuation allowances on impaired loans increased by $3.4 million due to new impaired loans and changes in valuations.

Real Estate Owned, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Fair value adjustments are recorded in earnings during the period such adjustments are made.   REO loss provisions recorded during the six months ended June 30, 2011 and 2010 were $3.0 million and $1.1 million, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the periods ended June 30, 2011 and December 31, 2010 (in thousands).  The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value writedown.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Impaired loans	$23,932	$--	$--	$23,932
REO, net	22,669	--	--	22,669

December 31, 2010
Impaired loans	$40,816	$--	$--	$40,816
REO, net	43,882	--	--	43,882

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$96,055	$96,055	$36,407	$36,407
Interest bearing time deposits in banks	14,921	15,271	--	--
Investment securities—available for sale	67,426	67,426	83,106	83,106
Federal Home Loan Bank stock	1,893	1,893	1,257	1,257
Loans receivable—net	347,682	350,644	381,343	385,544
Loans held for sale	1,972	1,972	4,502	4,502
Cash surrender value of life insurance	21,828	21,828	21,444	21,444
Accrued interest receivable	2,095	2,095	2,545	2,545

LIABILITIES:
Deposits:
Checking, money market and savings accounts	185,880	185,880	201,107	201,107
Certificates of deposit	329,319	330,235	340,693	341,947
Other borrowings	11,788	12,107	18,193	18,580
Accrued interest payable	154	154	219	219
Advance payments by borrowers for taxes and insurance	493	493	726	726

For cash and cash equivalents, Federal Home Loan Bank stock, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to Federal Home Loan Bank stock, the ability to sell the stock back to the Federal Home Loan Bank at cost. The fair value of interest bearing deposits in banks were valued using discounted cash flows based on current rates for similar types of deposits. The fair value of investment securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of variable rate loans is based on repricing dates. Fixed rate loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans as to credit risk and term.

The fair value of checking accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit and Federal Home Loan Bank advances is estimated using the rates currently offered for deposits of similar terms and advances of similar remaining maturities at the reporting date. For advance payments by borrowers for taxes and insurance and for accrued interest payable the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12.	REGULATORY MATTERS
The Bank is subject to various regulatory capital requirements now administered by the Office of the Comptroller of the Currency (“OCC”), as successor to the OTS (see discussion below regarding “Regulatory Changes”). Failure to meet minimum capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

					To be Categorized
					as Adequately
					Capitalized Under
			For Capital		Prompt Corrective		Required Per
	Actual		Adequacy Purposes		Action Provisions		Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of June 30, 2011:

Tangible Capital to Tangible Assets	$79,568	12.91%	$9,246	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	79,568	12.91%	24,657	4.00%	$24,657	4.00%	$49,314	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	84,422	22.81%	29,611	8.00%	29,611	8.00%	44,417	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	79,568	21.50%	N/A	N/A	14,806	4.00%	N/A		N/A

As of December 31, 2010:

Tangible Capital to Tangible Assets	$38,299	6.36%	$9,027	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	38,299	6.36%	24,073	4.00%	$24,073	4.00%	$48,145	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	43,605	10.72%	32,540	8.00%	32,540	8.00%	48,810	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	38,299	9.42%	N/A	N/A	16,270	4.00%	N/A		N/A

(1)
The Bank Order states that no later than December 31, 2010, the Bank shall achieve and maintain a Tier 1 (Core) Capital Ratio of at least 8% and a Total Risk-Based Capital Ratio of at least 12%.  The required amounts presented reflect these ratios.

On April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the Office of Thrift Supervision (“OTS”) (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders impose certain operation restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions.  The Orders also require the Company and the Bank to take certain actions, including the submission to the OTS of capital plans and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s operations, earnings and profitability.  The Bank Order specifically requires the Bank to achieve and maintain, by December 31, 2010, a Tier 1 (Core) Capital Ratio of at least 8% and a Total Risk-Based Capital Ratio of at least 12.0% and maintain these higher ratios for as long as the Bank Order is in effect.  The Bank did not achieve these required levels by December 31, 2010. However, the Bank achieved compliance with the capital requirements of the Orders during the second quarter of 2011 as a result of the Recapitalization.

Authorized Shares. On May 26, 2010, the stockholders of the Company approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 30,000,000.  The primary purpose was to provide additional shares of the Company’s common stock for general purposes, including capital-raising transactions. As of June 30, 2011, the Company also had 5,000,000 authorized but unissued shares of preferred stock.

Dividend Restrictions.  The principal source of the Company’s revenues is dividends from the Bank.  Our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank.  On November 19, 2009, the OTS issued written directives to the Company and the Bank which require the Company and the Bank to obtain prior written non-objection of the OTS in order to make or declare any dividends or payments on their outstanding securities.  Neither the Company nor the Bank has the present intention or ability to declare any dividends or payments on their outstanding securities.

Regulatory Changes.  Effective July 21, 2011, pursuant to Section 312 of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) (i) the regulatory functions and rulemaking authority of the OTS with regard to federally chartered savings and loan associations (including the Bank) were transferred to the OCC and (ii) the regulatory functions and rulemaking authority of the OTS with regard to savings and loan holding companies (including the Company) were transferred to the Board of Governors of the Federal Reserve System (“FRB”).  Beginning on July 21, 2011, the OCC became the primary regulator of the Bank and is vested with authority to enforce the Bank Order.  Also beginning on July 21, 2011, the Company became subject to the regulation of the FRB, which is vested with authority to enforce the Company Order.

13.	SUBSEQUENT EVENT

On July 12, 2011, the Board of Directors awarded non-qualified stock options under the 2011 Omnibus Incentive Plan representing 191,000 shares of Company stock. Sixty-seven percent of the options granted vest three years from the date of grant, with the remaining balance vesting in equal amounts on the two subsequent anniversary dates of the grant. Stock options granted expire in seven years unless grantee terminates employment for other than death or disability, in which case any vested awards expire ninety days after termination date.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

Management's discussion and analysis of financial condition and results of operations is intended to assist a reader in understanding the consolidated financial condition and results of operations of the Company for the periods presented.  The information contained in this section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and the other sections contained herein.

The Bank is a federally chartered stock savings and loan association that was formed in 1934.  First Federal conducts business from its main office and seventeen full-service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties, as well as a loan production office opened in June 2011 located in Little Rock, Arkansas. The Bank’s primary focus will continue in this six county area as well as the Little Rock area. However, with the capital infusion from the Bear State investment and the Rights Offering, other markets will be considered that present opportunities for profitable growth. The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. However, the Bank is currently subject to lending restrictions as a result of the provisions of the Bank Order.  Other financial services include investment products offered through First Federal Investment Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, e-statements, bill payment and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

First Federal’s lending focus has traditionally been on permanent residential real estate.  However, between 2003 and 2005, an increased emphasis was placed on commercial real estate lending and construction lending based on opportunities in Washington and Benton counties.  Beginning in late 2005, we reduced our focus on construction lending due to an oversupply of homes and lots in Northwest Arkansas.  The Bank’s current and future lending focus will be on quality commercial real estate loans, regular commercial loans, first and second mortgage residential loans and consumer loans.

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

The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings.  Net interest income is affected by the level of nonperforming assets as they provide no interest earnings to the Bank.  The Company's results of operations are also affected by the provision for loan losses, the level of its noninterest income and expenses, and income tax expense.

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

In addition, management is also challenged with managing interest rate risk.  The Bank’s interest rate risk position as measured by the OTS, in its latest report for March 31, 2011, is at a minimal level as defined by Thrift Bulletin 13a.  The movement of interest rates impacts the level of interest rate risk and the timing and magnitude of assets repricing compared to liabilities repricing.  The Bank attempts to reduce the impact of changes in interest rates on its net interest income by managing the repricing gap as described in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Regulatory Enforcement Actions. The OCC as successor to the OTS is the primary federal regulator of the Bank.  As a result of the loss in 2009 and the increase in nonperforming assets and based on a regulatory examination of the Company and the Bank in the fall of 2009, on April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders impose certain operations restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions.  The Orders also require the Company and the Bank to take certain actions, including the submission to the OTS of capital plans and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s operations, earnings and profitability.  The Bank Order specifically required the Bank to achieve and maintain, by December 31, 2010, a Tier 1 (Core) Capital Ratio of at least 8% and a Total Risk-Based Capital Ratio of at least 12%.  The Bank did not achieve these required levels by December 31, 2010. However, the Bank achieved compliance with the capital requirements of the Orders during the second quarter of 2011 as a result of the Recapitalization.

Any material failure by the Company and the Bank to comply with the provisions of the Orders could result in further enforcement actions by the FRB and/or the OCC. While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Orders, there can be no assurance that the Company or the Bank will be able to comply fully with the Orders, or that efforts to comply with the Orders will not have adverse effects on the operations and financial condition of the Company or the Bank.

Report of Independent Registered Public Accounting Firms. The report of the Company’s independent registered public accounting firm for the year ended December 31, 2010 contained an explanatory paragraph as to the Company’s ability to continue as a going concern. The Bank Order specifically required the Bank to achieve and maintain, by December 31, 2010, a Tier 1 (Core) Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 12.0% and maintain these higher ratios for as long as the Bank Order is in effect.  At December 31, 2010, we did not meet these requirements.  After completion of the Recapitalization in the second quarter of 2011, the Company and the Bank are in compliance with the capital requirements of the Orders.

Recapitalization.  On January 27, 2011, the Company and the Bank entered into an Investment Agreement (the “Investment Agreement”) with Bear State Financial Holdings, LLC (“Bear State”) which set forth the terms and conditions of the Recapitalization, which was completed in the second quarter of 2011.  The Recapitalization consisted of the following:

•
The Company amended its Articles of Incorporation to effect a 1-for-5 reverse split (the “Reverse Split”) of the Company’s issued and outstanding shares of common stock. The Reverse Split was effective May 3, 2011. All periods presented in this Form 10-Q have been retroactively restated to reflect the Reverse Split.

•
Bear State purchased from the United States Department of the Treasury (“Treasury”) for $6 million aggregate consideration, the Company’s 16,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), including accrued but unpaid dividends thereon, and related warrant dated March 6, 2009 to purchase 321,847 pre-Reverse Split shares of the Company’s common stock at an exercise price of $7.69 per share (pre-Reverse Split) (the “TARP Warrant”), both of which were previously issued to the Treasury through the Troubled Asset Relief Program — Capital Purchase Program. Bear State surrendered these shares and the TARP Warrant to the Company. As a result, the Company recorded a $10.5 million discount related to the difference between the fair value of the consideration paid for the preferred stock and the book value.

•
The Company sold to Bear State (i) 15,425,262 post-Reverse Split shares (the “First Closing Shares”) of the Company’s common stock at $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, and (ii) a warrant (the “Investor Warrant”) to purchase 2 million post-Reverse Split shares of our common stock at an exercise price of $3.00 per share (or $0.60 per share pre-Reverse Split) (the date on which such sale occurs, the “First Closing”).  The First Closing occurred on May 3, 2011.

•
Bear State paid the Company aggregate consideration of approximately $46.3 million for the First Closing Shares and Investor Warrant, consisting of (i) $40.3 million in cash, and (ii) Bear State’s surrendering to the Company the Series A Preferred Stock and TARP Warrant for a $6 million credit against the purchase price of the First Closing Shares.

•
The Company completed a stockholder rights offering (the “Rights Offering”) pursuant to which stockholders who held shares of our common stock on the record date for the Rights Offering received the right to purchase three (3) post-Reverse Split shares of the Company’s common stock for each one (1) post-Reverse Split share held by such stockholder at $3.00 per share (or $0.60 per share pre-Reverse Split). The Rights Offering was completed June 21, 2011, resulting in the issuance of 2,908,071 post-Reverse Split shares.  Because the Rights Offering was fully subscribed, Bear State was not required to backstop the Rights Offering by purchasing any unsubscribed shares from the Company in a second private placement.

•	In connection with the First Closing, Bear State designated, and the Company appointed, four individuals to serve on the Boards of Directors of the Company and the Bank.

As a result of its participation in the Recapitalization, Bear State owns approximately 80% of the Company’s common stock.

Strategic Initiatives. As a result of the Recapitalization, the Company has taken a number of actions to rehabilitate the Bank, including:

•	Hiring a new president, chief operating officer, chief lending officer, and other key members of management:
o
W. Dabbs Cavin, President of the Company and the Bank and Vice Chairman of the Boards of Directors of the Company and the Bank, has been active in commercial banking in a variety of executive positions for over 20 years;

o
Christopher M. Wewers, Executive Vice President and the Chief Operating Officer of the Company and the Bank, served for ten years as executive vice president and chief financial officer of a community-oriented financial institution that serves central and south Arkansas;

o
J. Russell Guerra, Executive Vice President and the Chief Lending Officer, brings 23  years of commercial lending, commercial/industrial business development, risk management, regulatory compliance, treasury, interest rate derivative, private banking, financial analysis and risk assessment experience to the Company and the Bank; and

o
A new Regional President for the North Arkansas Region encompassing Harrison, Mountain Home, Yellville, and Berryville; a new Market Manager for the Northwest Arkansas Region; two experienced commercial lenders; and a General Counsel;

•	Focusing significant resources on improving asset quality by reducing problem assets and improving the Bank’s credit culture and restructuring the credit approval process;
•	Improving the Bank’s operational efficiency with a high-performance culture and reduced overall staffing levels; and
•	Opening a loan production office in Little Rock, Arkansas to increase new loan production and diversify the Bank’s asset base.

All areas of the Bank are being examined for improvement, and reducing problem assets will remain the top priority for Bank management.  All actions are being conducted in conjunction with the Business Plan that was submitted to the OTS as well as in compliance with all regulatory orders.

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

These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the notes to the unaudited condensed consolidated financial statements included herein.  We believe that the judgments, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our condensed consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between June 30, 2011 and December 31, 2010 are presented in the following table (dollars in thousands except share data).  Material changes between periods are discussed in the sections that follow the table.

	June 30,	December 31,	Increase	Percentage
	2011	2010	(Decrease)	Change
ASSETS
Cash and cash equivalents	$96,055	$36,407	$59,648	163.8%
Interest bearing time deposits in banks	14,921	--	14,921	--
Investment securities available for sale	67,426	83,106	(15,680)	(18.9)
Federal Home Loan Bank stock	1,893	1,257	636	50.6
Loans receivable, net	347,682	381,343	(33,661)	(8.8)
Loans held for sale	1,972	4,502	(2,530)	(56.2)
Accrued interest receivable	2,095	2,545	(450)	(17.7)
Real estate owned, net	39,973	44,706	(4,733)	(10.6)
Office properties and equipment, net	21,712	22,237	(525)	(2.4)
Prepaid expenses and other assets	22,596	23,943	(1,347)	(5.6)

TOTAL	$616,325	$600,046	$16,279	2.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$515,199	$541,800	$(26,601)	(4.9)
Other borrowings	11,788	18,193	(6,405)	(35.2)
Other liabilities	6,273	3,933	2,340	59.5

Total liabilities	533,260	563,926	(30,666)	(5.4)

STOCKHOLDERS' EQUITY	83,065	36,120	46,945	130.0

TOTAL	$616,325	$600,046	$16,279	2.7%

BOOK VALUE PER COMMON SHARE	$4.30	$20.49

COMMON SHARES OUTSTANDING	19,302,603	969,357

COMMON EQUITY TO ASSETS	13.5%	3.3%

TOTAL EQUITY TO ASSETS	13.5%	6.0%

Loans Receivable.  Changes in loan composition between June 30, 2011 and December 31, 2010 are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase
	2011	2010	(Decrease)	% Change

One- to four-family residential	$199,728	$214,077	$(14,349)	(6.7)%
Home equity and second mortgage	15,681	18,423	(2,742)	(14.9)
Multifamily residential	24,425	25,356	(931)	(3.7)
Commercial real estate	85,362	92,767	(7,405)	(8.0)
Land	19,597	22,590	(2,993)	(13.2)
Construction:
One- to four-family residential	2,227	2,131	96	4.5
Speculative one- to four-family residential	1,936	1,161	775	66.8
Multifamily residential	10,117	10,871	(754)	(6.9)
Commercial real estate	128	2,110	(1,982)	(93.9)
Land development	2,612	2,696	(84)	(3.1)
Total mortgage loans	361,813	392,182	(30,369)	(7.7)

Commercial	7,419	10,376	(2,957)	(28.5)

Automobile	2,972	3,958	(986)	(24.9)
Other	6,982	8,095	(1,113)	(13.7)
Total consumer	9,954	12,053	(2,099)	(17.4)

Total loans receivable	379,186	414,611	(35,425)	(8.5)
Undisbursed loan funds	(1,706)	(1,964)	258	(13.1)
Unearned discounts and net deferred loan costs (fees)	(200)	(220)	20	(9.1)
Allowance for loan losses (1)	(29,598)	(31,084)	1,486	(4.8)

Loans receivable, net	$347,682	$381,343	$(33,661)	(8.8)%

(1)
The allowance for loan losses at June 30, 2011 and December 31, 2010, is comprised of specific valuation allowances of $6.5 million and $8.0 million, respectively, and general valuation allowances of $23.1 million in both periods.

The decrease in the Bank’s loan portfolio was primarily due to repayments and a decrease in loan originations as a result of continued softening of the housing market in the Bank’s market area, the lending restrictions set forth in the Bank Order, and transfers of nonperforming loans to REO, net of loans to facilitate sales of REO.

Asset Quality.  The following table sets forth the amounts and categories of the Bank's nonperforming assets, net of specific valuation allowances, at the dates indicated.

	June 30, 2011		December 31, 2010		Increase
Nonaccrual Loans:	Net	% Assets	Net	% Assets	(Decrease)
One- to four-family residential	$20,928	3.40%	$23,696	3.95%	$(2,768)
Home equity and second mortgage	929	0.15%	1,146	0.19%	(217)
Speculative one- to four-family construction	--	--	9	--	(9)
Multifamily residential	5,663	0.92%	6,094	1.02%	(431)
Land development	462	0.07%	534	0.09%	(72)
Land	6,164	1.00%	6,330	1.05%	(166)
Commercial real estate	14,264	2.31%	10,742	1.79%	3,522
Commercial	537	0.09%	689	0.11%	(152)
Consumer	58	0.01%	112	0.02%	(54)

Total nonaccrual loans	49,005	7.95%	49,352	8.22%	(347)

Accruing loans 90 days or more past due	--	--	--	--	--

Real estate owned	39,973	6.49%	44,706	7.45%	(4,733)

Total nonperforming assets	88,978	14.44%	94,058	15.68%	(5,080)
Performing restructured loans	4,296	0.70%	5,254	0.88%	(958)

Total nonperforming assets and performing restructured loans (1)	$93,274	15.13%	$99,312	16.55%	$(6,038)

(1) The table does not include substandard loans which were judged not to be impaired totaling $41.6 million and $50.4 million at June 30, 2011 and December 31, 2010, respectively.

The decrease in net nonaccrual loans from $49.4 million at December 31, 2010 to $49.0 million at June 30, 2011 was primarily related to a decrease in nonaccrual single family residential loans, offset by increases in nonaccrual commercial real estate loans. The decrease in nonaccrual single family loans was due to $3.0 million in nonaccrual single family loans transferring to real estate owned during the quarter. The increase in nonaccrual commercial real estate loans was primarily related to two loans collateralized by hotel properties totaling $4.3 million and loans collateralized by a medical office facility with a net balance of $1.4 million, offset by transfers to REO of $2.4 million.

The composition of net nonaccrual loans by status was as follows (dollars in thousands):

	June 30, 2011		December 31, 2010		Increase (Decrease)
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance

Bankruptcy or foreclosure	65	$10,131	60	$8,396	5	$1,735
Over 90 days past due	53	12,134	16	3,363	37	8,771
30-89 days past due	20	2,204	93	14,200	(73)	(11,996)
Not past due	130	24,536	137	23,393	(7)	1,143
	268	$49,005	306	$49,352	(38)	$(347)

As illustrated in the table above, loans in bankruptcy or foreclosure increased since December 31, 2010 mainly related to foreclosures filed on single family loans.  The largest component of the increase in nonaccrual loans since December 31, 2010 is loans 90 days past due.  Such loans increased by $8.8 million representing 37 loans, of which $6.7 million is related to one borrower with a portfolio of single family rental properties.  The properties are being managed by a third party with net rental income to be remitted to the Bank and applied to the loan balances.  Many of these loans that are not past due have not experienced a history of past due payments but have other indicators that they should be considered for nonaccrual status such as marginal or deficient debt service coverage ratios, lack of liquid cash reserves, deteriorating credit scores, declining financial position or operating results, or speculative projects that did not sell as planned that do not have adequate guarantor support.  The increase in loans 90 days past due and the decrease in 30-89 days past due is primarily related to one borrower who has 44 single family loans that were 30-89 days past due at December 31, 2010 which have now migrated to over 90 days.

The table below reflects the payment terms for nonaccrual loans that were not past due as of the periods indicated (dollars in thousands):

	June 30, 2011		December 31, 2010		Increase (Decrease)
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance

Monthly principal and interest	115	$19,251	124	$18,460	(9)	$791
Interest only	10	4,173	9	4,364	1	(191)
Term due	5	1,112	4	569	1	543
	130	$24,536	137	$23,393	(7)	$1,143

Nonaccrual multifamily, land and commercial real estate loans comprised over 53% of nonaccrual loans at June 30, 2011. Loans in these categories with balances in excess of $1.0 million at June 30, 2011 are listed in the table below (in thousands).

	Location	Date to Nonaccrual	Comments	Loan Balance	Specific Valuation Allowance	Net of SVA	Valuation Date

Multifamily
30-unit completed apartment complex	Fayetteville, AR	3Q2010	A	$3,263	$1,842	$1,421	April 2011
29 completed condominium units	Fayetteville, AR	3Q2010	B	3,176	841	2,335	April 2011
24-unit apartment complex, under construction	Fayetteville, AR	4Q2009	C	1,680	511	1,169	April 2011
Other - 2 loans under $500,000 each				738	--	738
				$8,857	$3,194	$5,663

Land
73 developed single family lots	Fayetteville, AR	2Q2010	D	$2,090	$292	$1,798	April 2011
Other – 28 loans under $1 million each				5,139	773	4,366
				$7,229	$1,065	$6,164

Commercial Real Estate
5,980-square foot retail property	Fayetteville, AR	4Q2009	E	$2,520	$183	$2,337	April 2011
55-room hotel property	Bentonville, AR	1Q2011	F	3,536	--	3,536	April 2011
10,919-square foot medical office facility	Fayetteville, AR	1Q2011	G	1,474	56	1,418	April 2011
9,551-square foot office building	Bentonville, AR	2Q2010	H	1,276	--	1,276	April 2011
Other - 21 loans under $1 million each				6,305	608	5,697
				$15,111	$847	$14,264

A -
This property is currently 100% occupied.  The loan was placed on nonaccrual status due to the borrowers’ bankruptcy filing.  The ownership of the LLC that owns the collateral property was transferred to a third party who is managing the property and making the loan payments.  This party is not a signer on the loan nor a legal guarantor.  The loan requires quarterly interest payments and was current at June 30, 2011.

B -
This loan was originated as a speculative condo project.  The housing market declined after origination and the borrower was not able to sell the condos as quickly as planned. The borrower is continuing to market the condos for sale but has rented them to provide cash flow for debt service to supplement the proceeds received from sales.  The loan requires monthly principal and interest payments and was current at June 30, 2011.

C -
The borrower is working to complete the construction and begin leasing the units. The loan matured November 30, 2010 and the Bank is in the process of working with the borrower on a workout plan to extend the loan. The loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio.

D -
The property underlying this loan was foreclosed by the Bank and purchased at foreclosure by the borrower. The loan will be maintained on nonaccrual status until a pattern of performance is established.  The loan requires quarterly interest payments and was current at June 30, 2011.

E -	This loan was placed on nonaccrual status due to borrower’s global cash flow. The loan requires monthly principal and interest payments and was less than 30 days past due at June 30, 2011.
F -
This loan was placed on nonaccrual status due to borrower’s global cash flow and recent past due history. The loan requires monthly principal and interest payments and was over 90 days past due at June 30, 2011.

G -	These loans were placed on nonaccrual status due to the borrower’s debt service coverage ratio. The loans require monthly principal and interest and were current at June 30, 2011.
H -
This loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio.  This loan requires monthly principal and interest payments and was less than 30 days past due at June 30, 2011.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated (dollars in thousands).

	June 30, 2011	December31, 2010	Increase (Decrease)	Percentage Change

Real estate owned
One- to four-family residential	$7,225	$10,543	$(3,318)	(31.5)%
Speculative one- to four-family construction(1)	300	504	(204)	(40.5)
Land(2)	23,486	25,093	(1,607)	(6.4)
Commercial real estate	8,962	8,566	396	4.6
Total real estate owned	$39,973	$44,706	$(4,733)	(10.6)%

(1)	At June 30, 2011, all of these properties were 100% complete.
(2)
At June 30, 2011, $10.4 million of the land balance represented 421 developed subdivision lots and $2.3 million represented four unimproved commercial lots. The remaining $10.8 million consisted of raw land.

The land component of real estate owned is made up of the following at June 30, 2011 (in thousands):

	Location	Date to real estate owned	Balance	Valuation Date

Land
35 developed single family lots	Pea Ridge, AR	12/30/2008	$329	April 2011
48 developed single family lots	Elm Springs, AR	10/21/2008	1,081	March 2011
110 developed single family lots	Springdale, AR	4/17/2008	2,876	February 2011
59 developed single family lots	Lowell, AR	5/30/2008	1,302	April 2011
42 developed single family lots	Cave Springs, AR	6/21/2010	893	April 2011
48 developed single family lots	Fayetteville, AR	8/17/2010	2,362	May 2011
14 developed residential lots	Fayetteville, AR	5/25/2010	310	February 2011
10 developed single family lots	Farmington, AR	7/2/2009	330	May 2011
1 unimproved commercial lot	Rogers, AR	10/29/2009	1,760	March 2011
3 unimproved commercial lots	Springdale, AR	11/19/2009	580	February 2011
79.7 acres for future residential development	Fayetteville, AR	4/7/2010	2,149	March 2011
24.0 acres for future residential development	Lowell, AR	4/19/2010	1,704	February 2011
30.7 acres for future residential development	Lowell, AR	5/30/2008	1,131	February 2011
63.3 acres for future residential development	Elm Springs, AR	10/21/2008	799	March 2011
24.6 acres for future residential development	Fayetteville, AR	8/17/2010	1,249	May 2011
59.9 acres for future residential development	Fayetteville, AR	8/17/2010	1,228	March 2011
40 acres for future residential development	Farmington, AR	12/14/2010	865	April 2011
38 acres for future residential development	Fayetteville, AR	12/14/2010	1,107	March 2011
2.6 acres for future commercial development	Springdale, AR	7/15/10	426	February 2011
Other - 59 properties	various	various	1,005
			$23,486

The Bank is diligently working to dispose of its REO and has several team members dedicated to this effort, including experienced special assets officers who are working full-time to liquidate the Bank’s properties in the Northwest Arkansas market. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, market research reports, and our own market evaluations to make pricing and selling decisions.  The Bank’s Chief Lending Officer, loan officers, credit administration manager, special assets officer, and team members in the collections department all work together in this endeavor.   The Bank’s goal is to liquidate these properties in an orderly and efficient manner without incurring extraordinary losses due to quick sale pricing.

Changes in the composition of real estate owned between June 30, 2011 and December 31, 2010 are presented in the following table (dollars in thousands).

	December 31, 2010	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	June 30, 2011
One- to four-family residential	$10,543	$3,070	$(1,457)	$(4,849)	$(82)	$7,225
Speculative one- to four-family	504	2	--	(192)	(14)	300
Land	25,093	97	(1,248)	(397)	(59)	23,486
Commercial real estate	8,566	2,428	(294)	(1,702)	(36)	8,962
Total	$44,706	$5,597	$(2,999)	$(7,140)	$(191)	$39,973

(1)	Net sales proceeds include $1.8 million of loans made by the Bank to facilitate the sale of real estate owned.

Allowance for Loan Losses. The composition of the allowance for loan losses by component and category as of June 30, 2011 and December 31, 2010 is presented below (dollars in thousands):

	June 30, 2011			December 31, 2010
	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio
One- to four-family residential	$772	$6,407	3.18%	$329	$5,111	2.37%
Home equity and second mortgage	343	910	5.93	323	952	5.26
Speculative one- to four-family construction	--	294	15.19	19	62	5.43
Multifamily residential	3,194	3,694	11.78	3,048	3,533	10.65
Land development	48	1,411	55.03	61	1,412	53.59
Land	1,065	2,144	11.57	657	1,905	8.69
Commercial real estate	847	6,628	7.83	2,315	7,176	7.75
Commercial loans	63	1,316	17.89	976	2,567	27.31
Consumer loans	169	293	2.99	264	374	3.17
Total	$6,501	$23,097	6.20%	$7,992	$23,092	5.68%

Changes in the composition of the allowance for loan losses between June 30, 2011 and December 31, 2010 are presented in the following table (in thousands).

	June 30,	December 31,	Increase
	2011	2010	(Decrease)
General	$23,097	$23,092	$5
Specific	6,501	7,992	(1,491)
Total	$29,598	$31,084	$(1,486)

The general valuation allowance as a percentage of the loan portfolio increased from 5.68% at December 31, 2010 to 6.20% at June 30, 2011.  The increase in the level of general valuation allowances as a percentage of loans was due to a decrease in the loan portfolio.  The specific component of the allowance for loan losses decreased primarily due to charge-offs and transfers to real estate owned.  See “Asset Quality.”

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

Although we consider the allowance for loan losses of approximately $29.6 million, which consists of a general valuation allowance of $23.1 million and a specific valuation allowance of $6.5 million, adequate to cover losses inherent in our loan portfolio at June 30, 2011, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.  Either of these occurrences could materially and adversely affect our financial condition and results of operations.

Investment Securities. Changes in the composition of investment securities between June 30, 2011 and December 31, 2010 are presented in the following tables (in thousands).

Available for sale investments:	June 30, 2011	December 31, 2010	Increase (Decrease)
U.S. Government sponsored agencies	$42,761	$50,968	$(8,207)
Municipal securities	24,665	32,138	(7,473)
Total	$67,426	$83,106	$(15,680)

During the first six months of 2011, investment securities with amortized cost totaling $31.3 million and a weighted average yield of 4.62% were sold,  called  or matured and securities totaling $13.6 million and a weighted average yield of 1.47% were purchased.

Federal Home Loan Bank Stock.  FHLB stock increased by approximately $636,000 due to required purchases resulting from an increase in the average balance of FHLB advances during the six months ended June 30, 2011.

Accrued Interest Receivable.  The decrease in accrued interest receivable was primarily due to a decrease in investment securities balances and yields at June 30, 2011 compared to December 31, 2010.

Prepaid expenses and other assets.  The decrease in other assets was primarily due to life insurance proceeds received during the second quarter of 2011 that had been in other assets at December 31, 2010.

Deposits.  Changes in the composition of deposits between June 30, 2011 and December 31, 2010 are presented in the following table (dollars in thousands).

	June 30, 2011	December 31, 2010	Increase (Decrease)	% Change

Checking accounts	$120,611	$137,186	$(16,575)	(12.1)%
Money market accounts	36,362	37,830	(1,468)	(3.9)
Savings accounts	28,907	26,091	2,816	10.8
Certificates of deposit	329,319	340,693	(11,374)	(3.3)

Total deposits	$515,199	$541,800	$(26,601)	(4.9)%

Deposits decreased in the comparison period, primarily due to a decrease in checking accounts and certificates of deposit.  Public unit checking accounts declined by $20.2 million. The Bank has reduced the cost of its certificate of deposit accounts with the weighted average cost of such funds decreasing from 2.06% at December 31, 2010 to 1.85% at June 30, 2011.  The overall cost of all deposit funds decreased from 1.38% at December 31, 2010 to 1.25% at June 30, 2011. Funds generated from loan repayments and calls of investment securities were used to pay deposit withdrawals.

Other Borrowings.  The Bank experienced a $6.4 million or 35.2% decrease in FHLB of Dallas borrowings from December 31, 2010 to June 30, 2011.  The FHLB of Dallas advances at June 30, 2011 of $11.8 million consisted of $7.8 million of fixed rate advances with an average cost of 4.51% and $4.0 million of floating rate advances with an average cost of 0.41%.  Funds generated from loan repayments and calls of investment securities were used to repay maturing borrowings.

Other Liabilities.  The increase in other liabilities from December 31, 2010 to June 30, 2011 of $2.3 million or 59.5% was primarily due to a $3.6 million liability recorded as of June 30, 2011 for investment securities traded as of that date but not yet settled.  Such increase was partially offset by a $930,000 decrease in accrued preferred stock dividends.

Stockholders' Equity.  Stockholders' equity increased approximately $46.9 million from December 31, 2010 to June 30, 2011.  The increase in stockholders equity was due to the issuance of 18,333,246 shares of common stock totaling $47.7 million during the second quarter of 2011 offset by the net loss of $3.7 million during the period.  In addition, during the period, changes in unrealized net gains and losses on available for sale investment securities totaling approximately $2.1 million were recorded.  See the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011 contained herein for more detail.

Average Balance Sheets

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing interest income or interest expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are based on daily balances during the periods.

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
			(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$380,563	$5,050	5.31%	$473,602	$6,371	5.38%
Investment securities(2)	70,956	708	3.99	110,862	1,322	4.77
Other interest-earning assets	77,457	70	0.36	34,227	16	0.19
Total interest-earning assets	528,976	5,828	4.40	618,691	7,709	4.98
Noninterest-earning assets	73,464			70,856
Total assets	$602,440			$689,547
Interest-bearing liabilities:
Deposits	$521,629	1,639	1.26	$608,985	2,417	1.59
Other borrowings	14,751	95	2.57	31,611	161	2.04
Total interest-bearing liabilities	536,380	1,734	1.29	640,596	2,578	1.61
Noninterest-bearing liabilities	4,382			4,422
Total liabilities	540,762			645,018
Stockholders' equity	61,678			44,529
Total liabilities and stockholders' equity	$602,440			$689,547

Net interest income		$4,094			$5,131
Net earning assets (interest-bearing liabilities)	$(7,404)			$(21,905)
Interest rate spread			3.11%			3.37%
Net interest margin			3.10%			3.32%
Ratio of interest-earning assets to interest-bearing liabilities			98.62%			96.58%

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:			(Dollars in Thousands
Loans receivable(1)	$390,169	$10,364	5.31%	$486,468	$13,200	5.43%
Investment securities(2)	77,311	1,628	4.21	122,186	2,908	4.76
Other interest-earning assets	54,488	84	0.31	30,491	32	0.21
Total interest-earning assets	521,968	12,076	4.63	639,145	16,140	5.05
Noninterest-earning assets	74,507			70,582
Total assets	$596,475			$709,727
Interest-bearing liabilities:
Deposits	$522,531	3,346	1.28	$613,130	4,966	1.62
Other borrowings	20,296	207	2.04	47,814	403	1.68
Total interest-bearing liabilities	542,827	3,553	1.31	660,944	5,369	1.62
Noninterest-bearing liabilities	4,656			4,585
Total liabilities	547,483			665,529
Stockholders' equity	48,992			44,198
Total liabilities and stockholders' equity	$596,475			$709,727

Net interest income		$8,523			$10,771
Net earning assets (interest-bearing liabilities)	$(20,859)			$(21,799)
Interest rate spread			3.32%			3.43%
Net interest margin			3.27%			3.37%
Ratio of interest-earning assets to interest-bearing liabilities			96.16%			96.70%

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

	Three Months Ended June 30,
	2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(1,251)	$(87)	$17	$(1,321)
Investment securities	(476)	(215)	77	(614)
Other interest-earning assets	20	15	19	54
Total interest-earning assets	(1,707)	(287)	113	(1,881)

Interest expense:
Deposits	(347)	(504)	73	(778)
Other borrowings	(86)	43	(23)	(66)
Total interest-bearing liabilities	(433)	(461)	50	(844)
Net change in net interest income	$(1,274)	$174	$63	$(1,037)

	Six Months Ended June 30,
	2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(2,613)	$(278)	$55	$(2,836)
Investment securities	(1,068)	(336)	124	(1,280)
Other interest-earning assets	24	16	12	52
Total interest-earning assets	(3,657)	(598)	191	(4,064)

Interest expense:
Deposits	(733)	(1,041)	154	(1,620)
Other borrowings	(232)	85	(49)	(196)
Total interest-bearing liabilities	(965)	(956)	105	(1,816)
Net change in net interest income	$(2,692)	$358	$86	$(2,248)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended June 30, 2011, and 2010 (dollars in thousands except share data).  Specific changes in captions are discussed following the table.

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2011	2010	2011 vs 2010	2011 vs 2010
Interest income:
Loans receivable	$5,050	$6,371	$(1,321)	(20.7)%
Investment securities	708	1,322	(614)	(46.4)
Other	70	16	54	337.5
Total interest income	5,828	7,709	(1,881)	(24.4)
Interest expense:
Deposits	1,639	2,417	(778)	(32.2)
Other borrowings	95	161	(66)	(41.0)
Total interest expense	1,734	2,578	(844)	(32.7)
Net interest income before provision for loan losses	4,094	5,131	(1,037)	(20.2)
Provision for loan losses	631	63	568	901.6
Net interest income after provision for loan losses	3,463	5,068	(1,605)	(31.7)
Noninterest income:
Net loss on sale of investments	(439)	--	(439)	--
Deposit fee income	1,191	1,316	(125)	(9.5)
Earnings on life insurance	188	203	(15)	(7.4)
Gain on sale of loans	134	70	64	91.4
Other	256	267	(11)	(4.1)
Total noninterest income	1,330	1,856	(526)	(28.3)
Noninterest expenses:
Salaries and employee benefits	2,936	2,765	171	6.2
Real estate owned, net	1,634	913	721	79.0
FDIC insurance premium	324	509	(185)	(36.4)
Supervisory assessments	95	106	(11)	(10.4)
Professional fees	222	321	(99)	(30.8)
Advertising and public relations	53	64	(11)	(17.2)
Other	1,750	1,700	50	2.8
Total noninterest expenses	7,014	6,378	636	10.0
Income (loss) before income taxes	(2,221)	546	(2,767)	(506.8)
Income tax benefit	--	(91)	91	(100.0)
Net income (loss)	$(2,221)	$637	$(2,858)	(448.7)
Preferred stock dividends, accretion of discount, and gain on redemption of preferred stock	(10,724)	223	(10,947)	(4,909.0)
Net income available to common stockholders	$8,503	$414	$8,089	1,953.9

Basic earnings per share	$0.77	$0.43	$(0.34)	79.1%
Diluted earnings per share	$0.73	$0.43	$(0.30)	69.8%

Interest rate spread	3.11%	3.37%
Net interest margin	3.10%	3.32%

Average full-time equivalents	226	245
Full service offices	18	20

The table below presents a comparison of results of operations for the six months ended June 30, 2011 and 2010 (dollars in thousands). Specific changes in captions are discussed in the sections which follow the table.

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2011	2010	2011 vs 2010	2011 vs 2010
Interest income:
Loans receivable	$10,364	$13,200	$(2,836)	(21.5)%
Investment securities	1,628	2,908	(1,280)	(44.0)
Other	84	32	52	162.5
Total interest income	12,076	16,140	(4,064)	(25.2)
Interest expense:
Deposits	3,346	4,966	(1,620)	(32.6)
Other borrowings	207	403	(196)	(48.6)
Total interest expense	3,553	5,369	(1,816)	(33.8)
Net interest income before provision for loan losses	8,523	10,771	(2,248)	(20.9)
Provision for loan losses	791	116	675	581.9
Net interest income after provision for loan losses	7,732	10,655	(2,923)	(27.4)
Noninterest income:
Net loss on sale of investments	(439)	--	(439)	--
Deposit fee income	2,259	2,506	(247)	(9.9)
Earnings on life insurance policies	384	401	(17)	(4.0)
Gain on sale of loans	284	206	78	37.9
Other	522	563	(41)	(7.5)
Total noninterest income	3,010	3,676	(666)	(18.1)
Noninterest expenses:
Salaries and employee benefits	5,580	5,564	16	0.3
Real estate owned, net	3,606	1,714	1,892	110.4
FDIC insurance premium	757	1,023	(266)	(26.0)
Supervisory assessments	189	212	(23)	(10.9)
Professional fees	726	727	(1)	(0.1)
Advertising and public relations	101	127	(26)	(20.5)
Other	3,513	3,611	(98)	(2.7)
Total noninterest expenses	14,472	12,978	1,494	11.5
Income (loss) before income taxes	(3,730)	1,353	(5,083)	(375.7)
Income tax benefit	--	(190)	190	(100.0)
Net income (loss)	(3,730)	1,543	(5,273)	(341.7)
Preferred stock dividends, accretion of discount, and gain on redemption of preferred stock	(10,500)	446	(10,946)	(2,454.3)
Net income available to common shareholders	$6,770	$1,097	$5,673	517.1%

Basic earnings per share	$1.12	$1.13	$(0.01)	(0.9)%
Diluted earnings per share	$1.07	$1.13	$(0.06)	(5.3)%

Interest rate spread	3.32%	3.43%
Net interest margin	3.27%	3.37%

Average full-time equivalents	228	249

Full-service offices	18	20

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

Interest Income.  The decrease in interest income in the three and six month comparative periods was primarily related to decreases in the average balances of loans receivable and investment securities and decreases in the average yield earned on investment securities and loans receivable.  The average balance of loans receivable decreased due to repayments, maturities and charge offs or transfers to real estate owned, as well as a decrease in loan originations.  The average balance of investment securities decreased due to calls and sales of investment securities.

Interest Expense.   The decrease in interest expense in the three and six month comparative periods was primarily due to decreases in the average balances of deposits and borrowings as well as a decrease in average rates paid on deposits.  The decreases in the average rates paid on deposit accounts reflect decreases in market interest rates.

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

The increase in the provision for loan losses in the six month comparative period was primarily due to an increase in charge-offs in 2011 compared to 2010.

Noninterest Income.  The decrease in noninterest income for the three and six month comparative periods was primarily related to the net loss on sales of investment securities for the three and six months ended June 30, 2011, and a decrease in deposit fee income in 2011 compared to 2010.

In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.  Because the Company’s customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. Based on comparison of insufficient funds fee revenue for the first six months of 2011 to the same months in 2010, insufficient funds charges are down by approximately 18%.

On June 29, 2011, the Federal Reserve Board released its final rule implementing the debit card interchange and routing regulation pursuant to the “Durbin amendment” of the Dodd/Frank Act. The final rule sets caps on permissible interchange debit card fees and requires that debit cards provide at least two unaffiliated payment card networks through which merchants may route transactions. While small banks are exempt from the interchange debit card rule, the networks are not obligated to maintain differential pricing. In addition, all banks, including those with assets under $10 billion, must comply with the routing requirements. The final rule provides an interchange fee composed of a base fee of 21 cents for transactions costs; 5 basis points to cover fraud losses; and 1 cent for fraud prevention efforts (interim final rule) (except for monitoring which is included in the base transaction costs). The Bank’s income directly attributable to debit card transactions was $688,000 and $629,000 for the six months ended June 30, 2011 and 2010, respectively.   Consequently, while the Bank is qualified for the small bank exemption, it could have a significant impact on the Bank’s results of operations if the networks do not maintain differential pricing for small banks.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Salaries	$2,406	$2,275	$131	$4,538	$4,568	$(30)
Payroll taxes	210	194	16	405	399	6
Insurance	137	138	(1)	275	280	(5)
Defined benefit plan contribution	143	123	20	285	246	39
Other	40	35	5	77	71	6
Total	$2,936	$2,765	$171	$5,580	$5,564	$16

The increase in salaries for the quarter ended June 30, 2011 was primarily due to severance expenses related to a reduction in force during the second quarter of 2011.  The decrease in salaries for the six months ended June 30, 2011 was due to a decrease in full-time equivalent employees offset by severance costs.

The Bank is a participant in the multiemployer Pentegra Defined Benefit Plan.  The Plan is non-contributory and covers all qualified employees. Since the Plan is a multiemployer plan, contributions of participating employers are commingled and invested on a pooled basis without allocation to specific employers or employees.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Plan and closing the Plan to new participants as of that date. After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Plan.  The level of amortization charges is determined by the Plan's funding shortfall, which is determined by comparing Plan liabilities to Plan assets.  Based on the level of interest rates and Plan assets, the funding shortfall increased, resulting in increased amortization charges effective July 1, 2010.   The defined benefit plan contribution increased in 2011 compared to 2010 primarily due to the increased amortization charges, partially offset by the cost savings associated with freezing the Plan.

Real estate owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Loss provisions	$1,355	$561	$794	$2,999	$1,141	$1,858
Net loss on sales	75	27	48	188	79	109
Taxes and insurance	105	187	(82)	261	283	(22)
Other	99	138	(39)	158	211	(53)
Total	$1,634	$913	$721	$3,606	$1,714	$1,892

The increase in REO loss provision in 2011 was primarily related to updated valuations on land and single family residences.   Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

FDIC Insurance. On February 7, 2011, the FDIC finalized the rule to redefine the deposit insurance assessment base as required by the Dodd-Frank Act.  The base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.  The FDIC also adopted a new rate schedule and suspended dividends indefinitely.  In lieu of dividends, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent and 2.5 percent.  All changes and revised rates went into effect April 1, 2011.  Our FDIC insurance expense totaled $324,000 and $509,000 for the three months ended June 30, 2011 and 2010, respectively, and $757,000 and $1.0 million for the six months ended June 30, 2011 and 2010, respectively. Based on the new assessment base and rate schedule, the Bank expects its FDIC insurance premiums to continue to decline in 2011 compared to 2010.

Other Noninterest Expenses.  The decrease in the six month comparative period is primarily due to consulting fees paid to third parties in 2010 related to the Company and Bank Orders.

Income Taxes.  The Company had no taxable income in 2011 and recorded a valuation allowance for all of its net deferred tax assets as of June 30, 2011.  See also Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1 herein for further information regarding income taxes.

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

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

▪	the origination, purchase or sale of loans;
▪	the fulfillment of commitments under letters of credit, extensions of credit on home equity lines of credit, construction loans, and under predetermined overdraft protection limits; and
▪	the commitment to fund withdrawals of certificates of deposit at maturity.

At June 30, 2011, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At June 30, 2011, the Company had no interests in non-consolidated special purpose entities.

At June 30, 2011, commitments included:

▪	total approved loan origination commitments outstanding amounting to $1.1 million, including approximately $742,000 of loans committed to sell;
▪	rate lock agreements with customers of $4.1 million, all of which have been locked with an investor;
▪	funded mortgage loans committed to sell of $2.0 million;
▪	unadvanced portion of construction loans of $1.7 million;
▪	unused lines of credit of $7.2 million;
▪	outstanding standby letters of credit of $3.2 million;
▪	total predetermined overdraft protection limits of $11.3 million; and
▪	certificates of deposit scheduled to mature in one year or less totaling $216.4 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $4.1 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at June 30, 2011.

Historically, a very small percentage of predetermined overdraft limits have been used. At June 30, 2011, overdrafts of accounts with Bounce Protection™ represented usage of 3.27% of the limit.

Management anticipates that the Bank will continue to have sufficient funds, through its liquidity position, loan repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is both a daily and long-term function of business management. The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank's primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities, sales and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits is not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas.  Currently, borrowings from the FRB discount window may be used only when other sources of liquidity are not available to the Bank.

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

During the first six months of 2011, FHLB borrowings decreased by $6.4 million or 35.2%. At June 30, 2011, the Bank’s additional borrowing capacity with the FHLB was $58.9 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a collateral value of $70.7 million less outstanding advances at June 30, 2011 of $11.8 million.  The Bank may transfer additional eligible collateral to the FHLB to provide additional borrowing capacity if needed.  Due to the Bank’s restricted status at the FHLB, the Bank may only borrow short-term FHLB advances with maturities up to thirty days.

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

The FRB will not accept loans that: (i) are 30 days or more past due; (ii) are classified as substandard, doubtful, or loss by the Bank’s regulating authority or the Bank; (iii) are illegal investments for the Bank; (iv) secure the indebtedness to any director, officer, employee, attorney, affiliate or agent of the Bank; or that (v) exhibit collateral and credit documentation deficiencies.  The lendable value of commercial real estate of approximately $11.5 million at June 30, 2011 was 71% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged.  In addition, at June 30, 2011, the Bank pledged qualifying investment securities with a collateral value of approximately $5.1 million for the discount window and to secure transaction settlements.

At June 30, 2011, the Bank had short-term funds availability of approximately $238.1 million or 38.6% of Bank assets consisting of borrowing capacity at the FHLB and the FRB, unpledged investment securities, and overnight funds including the balances maintained at the FRB.  The Bank anticipates it will continue to rely primarily on deposits, calls of investment securities, loan repayments, and funds provided from operations to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources.

The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities.

The Bank emphasizes deposit growth and retention throughout our retail branch network to enhance our liquidity position. Effective with the Bank Order in April 2010, the Bank must comply with federal restrictions on the interest rates we may offer to our depositors.  Under these restrictions, we may pay up to 75 basis points over the national average rates set by the FDIC for each deposit product.  Although these rate restrictions have not had a significant impact on the level of new and existing deposits, we cannot predict the impact of these rate restrictions on the future level of new and existing deposits and on our liquidity.  We have historically paid rates in the middle of the market for regular term certificates of deposit and paid above average rates locally for certificates of deposit with special terms.

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

The Bank’s liquidity risk management program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the board of directors and the FDIC.  The program also contains a Contingency Funding Plan that forecasts funding needs and funding sources under different stress scenarios.  The Contingency Funding Plan approved by the board of directors is designed to respond to an overall decline in the economic environment, the banking industry or a problem specific to our Bank.  A number of different contingency funding conditions may arise which may result in strains or expectation of strains in the Bank’s normal funding activities including customer reaction  to negative news of the banking industry, in general, or us, specifically.  As a result of negative news, some depositors may reduce the amount of deposits held at the Bank if concerns persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s liquidity, funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that activities of the FRB and the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, and stock price.

Since the Company is a holding company and does not conduct independent operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources.  The Company and the Bank are currently not permitted to declare or pay dividends or make any other capital distributions without the prior written approval of the FRB and the OCC, respectively, as successors to the OTS.  The Company funds its expenses from cash deposits maintained in the Bank, which amounted to $3.5 million at June 30, 2011.

At June 30, 2011, the Bank's tangible, core and risk-based capital ratios amounted to 12.91%, 12.91% and 22.81%, respectively, compared to OTS (now OCC) capital adequacy standards of 1.5%, 4% and 8%.  However, the Bank Order requires the Bank to achieve and maintain a Tier 1 Core Capital Ratio and Total Risk-Based Capital Ratio of 8% and 12%.  The Company received $47.7 million in cash from the Bear State investment and Rights Offering, net of offering costs, of which $44.8 million was invested in the Bank.

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

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•
any effects of the Company’s recent change of control pursuant to  which Bear State acquired a majority ownership of our voting power, including recent changes in management, strategic direction, business plan and operations resulting from the change of control;

•
inability to continue to maintain the higher minimum capital ratios that the Company and the Bank are required to maintain pursuant to the Orders, which the Bank achieved during the second quarter of 2011 as a result of the Recapitalization;

•	the effect of other requirements of the Orders and any further regulatory actions;

•	management’s ability to effectively execute our business plan and fulfill the purposes for the Recapitalization;

•	inability to receive dividends from the Bank and to satisfy obligations as they become due;

•
costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews, and the impact of continued rulemaking under the Dodd-Frank Act;

•	changes in capital classification;

•	local, regional, national and international economic conditions and events and the impact they may have on us and our customers;

•	changes in the economy affecting real estate values;

•	inability to attract and retain deposits;

•	changes in the level of non-performing assets and charge-offs;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in the financial performance and/or condition of the Bank’s borrowers;

•	changes in the levels of loan prepayments;

•	effect of additional provision for loan and real estate owned losses;

•	long-term negative trends in our market capitalization;

•	the availability and terms of capital;

•	effects of any changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the FRB;

•	inflation, interest rates, cost of funds, securities market and monetary fluctuations;

•	political instability;

•	acts of war or terrorism, natural disasters such as earthquakes, tornadoes or fires, or the effects of pandemic flu;

•	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	changes in consumer spending, borrowings and savings habits;

•	technological changes;

•	changes in our organization, management, compensation and benefit plans;

•	competitive pressures from other financial institutions;

•	inability to maintain or increase market share and control expenses;

•	impact of reputational risk on such matters as business generation and retention, funding and liquidity;

•	continued volatility in the credit and equity markets and its effect on the general economy;

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

Forward-looking statements speak only as of the date they are made, and we do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Form 10-Q and any documents incorporated by reference into this Form 10-Q might not occur, and you should not put undue reliance on any forward-looking statements.

Some of these and other factors are discussed in the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 6, 2011 under the caption “Risk Factors.”  The development of any or all of these factors could have an adverse impact on our financial position and our results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The $44.8 million capital infusion to the Bank in the second quarter of 2011 resulted in an improvement in the market value of the Bank’s portfolio equity compared to December 31, 2010.  Based on the level of nonperforming assets, competitive pressures on loan and deposit rates, and recent calls and sales of investment securities resulting in a higher level of low yielding cash balances, management anticipates continued pressure on the Bank’s interest rate spread and net interest margin for the third quarter of 2011.  However, the runoff or repricing of higher cost maturing liabilities and the deployment of low-yielding cash balances into assets with improved yields will somewhat offset the pressure on the interest rate spread and margin.

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest earning assets and interest bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.  Based on the Bank’s negative gap position, a rising rate environment will negatively affect our interest rate spread and net interest margin.

Item 4.  CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are operating effectively.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Neither the Company nor the Bank is a party to or involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Part I of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 6, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any securities during the second quarter of 2011.  The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the OTS (now OCC).

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and reserved.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Plan of Conversion, dated as of June 22, 2011, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 21, 2011 and incorporated herein by reference as Exhibit 2.1.

3.1	Articles of Incorporation of First Federal Bancshares of Arkansas, Inc., an Arkansas corporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC July 21, 2011 and incorporated herein by reference as Exhibit 3.1.

3.2	Bylaws of First Federal Bancshares of Arkansas, Inc., an Arkansas corporation, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC July 21, 2011 and incorporated herein by reference as Exhibit 3.2.

10.1	First Amendment to Investment Agreement, dated April 20, 2011, among First Federal Bancshares of Arkansas, Inc., First Federal Bank, and Bear State Financial Holdings, LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2011 and incorporated herein by reference as Exhibit 10.1.

10.2	First Federal Bancshares of Arkansas, Inc. 2011 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2011 and incorporated herein by reference as Exhibit 10.2.

10.3	Form of Notice of Performance-Based Restricted Stock Grant, including Form of Performance-Based Restricted Stock Award Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2011 and incorporated herein by reference as Exhibit 10.3.

10.4	Form of Notice of Restricted Stock Grant, including Form of Restricted Stock Award Agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2011 and incorporated herein by reference as Exhibit 10.4.

10.5	Form of Notice of Stock Option Grant, including Form of Stock Option Award Agreement, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2011 and incorporated herein by reference as Exhibit 10.5.

10.6	Common Stock Purchase Warrant issued to Bear State Financial Holdings, LLC, dated May 3, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2011 and incorporated herein by reference as Exhibit 10.6.

10.7	Form of Termination of Amended and Restated Employment Agreement and Release, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2011 and incorporated herein by reference as Exhibit 10.7.

10.8	Form of Termination of Amended and Restated Change in Control Severance Agreement and Release, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2011 and incorporated herein by reference as Exhibit 10.8.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or section 34(b) of the Investment Company Act of 1940, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	July 29, 2011	By:	/s/ Larry J. Brandt
Larry J. Brandt
Chief Executive Officer

Date:	July 29, 2011	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer