Form 10-Q
period 2011-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2011-11-08
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

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
Yes           No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 7, 2011, there were issued and outstanding 19,302,603 shares of the Registrant's Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

Part I.    Financial Information

Item 1.  Financial Statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
ASSETS	2011	2010

Cash and cash equivalents	$78,667	$36,407
Interest bearing time deposits in banks	22,885	--
Investment securities - available for sale	66,442	83,106
Federal Home Loan Bank stock—at cost	1,894	1,257
Loans receivable, net of allowance of $27,972 and $31,084, respectively	345,526	381,343
Loans held for sale	3,065	4,502
Accrued interest receivable	1,955	2,545
Real estate owned - net	36,294	44,706
Office properties and equipment - net	21,488	22,237
Cash surrender value of life insurance	22,019	21,444
Prepaid expenses and other assets	1,088	2,499

TOTAL ASSETS	$601,323	$600,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$505,658	$541,800
Other borrowings	8,854	18,193
Advance payments by borrowers for taxes and insurance	766	726
Other liabilities	3,915	3,207

Total liabilities	$519,193	$563,926

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; none issued and outstanding at September 30, 2011 and 16,500 shares issued and outstanding at December 31, 2010	$--	$16,261
Common stock, $.01 par value—30,000,000 shares authorized; 19,302,603 and 969,357 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	193	10
Additional paid-in capital	90,533	26,834
Other comprehensive income (loss)	902	(2,320)
Accumulated deficit	(9,498)	(4,665)
Total stockholders’ equity	82,130	36,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$601,323	$600,046

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
INTEREST INCOME:
Loans receivable	$4,950	$6,071	$15,314	$19,270
Investment securities:
Taxable	397	657	1,615	3,023
Nontaxable	194	247	604	791
Other	125	35	209	66
Total interest income	5,666	7,010	17,742	23,150

INTEREST EXPENSE:
Deposits	1,572	2,256	4,917	7,222
Other borrowings	74	131	281	534

Total interest expense	1,646	2,387	5,198	7,756

NET INTEREST INCOME	4,020	4,623	12,544	15,394

PROVISION FOR LOAN LOSSES	21	5,557	812	5,673

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	3,999	(934)	11,732	9,721

NONINTEREST INCOME:
Net gain (loss) on sale of investment securities	--	1,148	(439)	1,148
Deposit fee income	1,252	1,290	3,511	3,797
Earnings on life insurance policies	191	200	575	601
Gain on sale of loans	156	249	440	455
Other	217	289	739	853

Total noninterest income	1,816	3,176	4,826	6,854

NONINTEREST EXPENSES:
Salaries and employee benefits	2,745	2,675	8,325	8,238
Net occupancy expense	661	647	1,909	1,960
Real estate owned, net	2,612	2,424	6,219	4,138
FDIC insurance	317	457	1,074	1,480
Supervisory assessments	76	102	265	314
Data processing	370	366	1,111	1,113
Professional fees	193	173	918	900
Advertising and public relations	82	66	183	193
Postage and supplies	128	155	428	495
Other	664	536	1,889	1,749

Total noninterest expenses	7,848	7,601	22,321	20,580

LOSS BEFORE INCOME TAXES	(2,033)	(5,359)	(5,763)	(4,005)

INCOME TAX PROVISION (BENEFIT)	--	2	--	(188)

NET LOSS	$(2,033)	$(5,361)	$(5,763)	$(3,817)

PREFERRED STOCK DIVIDENDS, ACCRETION OF DISCOUNT AND GAIN ON REDEMPTION OF PREFERRED STOCK	--	223	(10,500)	668

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(2,033)	$(5,584)	$4,737	$(4,485)

Basic earnings (loss) per common share	$(0.11)	$(5.76)	$0.45	$(4.63)

Diluted earnings (loss) per common share	$(0.11)	$(5.76)	$0.42	$(4.63)

Basic weighted average shares outstanding	19,302,603	969,357	10,502,544	969,357
Effect of dilutive securities	--	--	760,986	--
Diluted weighted average shares outstanding	19,302,603	969,357	11,263,530	969,357

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(In thousands, except share data)
(Unaudited)

	Issued		Issued		Additional	Accumulated Other Comprehensive		Total
	Preferred Stock		Common Stock		Paid-In	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
BALANCE – January 1, 2011	16,500	$16,261	969,357	$10	$26,834	$(2,320)	$(4,665)	$36,120

Net loss	--	--	--	--	--	--	(5,763)	(5,763)
Change in unrealized gain/loss on investment securities available for sale arising during the period	--	--	--	--	--	3,222	--	3,222
Total comprehensive income (loss)								(2,541)
Redemption of preferred stock and warrants	(16,500)	(16,261)	--	--	16,261	--	--	--
Cancellation of preferred stock dividends	--	--	--	--	--	--	930	930
Common stock issued, net of offering costs of $1.4 million	--	--	18,333,246	183	44,789	--	--	44,972
Stock compensation	--	--	--	--	29	--	--	29
Issuance of 2 million warrants	--	--	--	--	2,620	--	--	2,620

BALANCE – September 30, 2011	--	$--	19,302,603	$193	$90,533	$902	$(9,498)	$82,130

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(5,763)	$(3,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	812	5,673
Provision for real estate losses	4,837	3,262
Deferred tax provision (benefit)	408	(1,953)
Change in deferred tax valuation allowance	(408)	1,765
Accretion of discounts on investment securities, net	(25)	(60)
Federal Home Loan Bank stock dividends	(4)	(8)
Loss (gain) on disposition of property and equipment	(15)	78
Loss on sale of repossessed assets, net	777	147
Loss (gain) on sales of investment securities, net	439	(1,148)
Originations of loans held for sale	(21,153)	(26,672)
Proceeds from sales of loans held for sale	23,030	24,218
Gain on sale of loans originated to sell	(440)	(455)
Depreciation	1,017	1,061
Amortization of deferred loan costs, net	166	255
Earnings on life insurance policies	(575)	(601)
Stock compensation	29	--
Changes in operating assets and liabilities:
Accrued interest receivable	590	1,755
Prepaid expenses and other assets	1,402	2,352
Other liabilities	(121)	404

Net cash provided by operating activities	5,003	6,256

INVESTING ACTIVITIES:
Purchases of interest bearing time deposits in banks	(22,885)	--
Purchases of investment securities, held to maturity	--	(44,581)
Proceeds from maturities and calls of investment securities, held to maturity	--	94,369
Purchases of investment securities, available for sale	(21,065)	(5,955)
Proceeds from sales, maturities and calls of investment securities, available for sale	42,296	15,932
Federal Home Loan Bank stock purchased	(633)	(522)
Federal Home Loan Bank stock redeemed	--	2,080
Loan repayments, net of originations	24,770	61,191
Loan participations purchased	(704)	(1,284)
Loan participations sold	7,000	--
Proceeds from sales of real estate owned	6,647	7,021
Improvements to real estate owned	(67)	(494)
Proceeds from dispositions of office properties and equipment	20	--
Purchases of office properties and equipment	(273)	(144)

Net cash provided by investing activities	35,106	127,613

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
FINANCING ACTIVITIES:
Net decrease in deposits	$(36,142)	$(55,250)
Repayment of advances from Federal Home Loan Bank	(9,339)	(17,080)
Short-term FHLB advances, net	--	(24,000)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	40	(139)
Proceeds from issuance of common stock	47,592	--

Net cash provided by (used in) financing activities	2,151	(96,469)

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,260	37,400

CASH AND CASH EQUIVALENTS:
Beginning of year	36,407	22,149

End of year	$78,667	$59,549

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$5,261	$7,924

Income taxes	$--	$38

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$7,815	$23,626

Loans to facilitate sales of real estate owned	$4,042	$9,054

Investment securities purchased – not settled	$1,759	$375

Preferred stock dividends accrued, not paid	$--	$619

Preferred dividends cancelled	$930	$--

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

The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, contained in the Company’s 2010 Annual Report to Stockholders.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and nonrecurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 12. These new disclosure requirements were effective beginning with the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect on the Company’s financial statement disclosures upon adoption of this ASU.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 were effective for the Company’s reporting period ended September 30, 2011.   The Bank reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings and did not identify any additional troubled debt restructurings. The Bank provided the additional disclosures about troubled debt restructurings required by ASU No. 2010-20 in Note 6 to the condensed consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80):Disclosures about an Employer’s Participation in a Multiemployer Plan. The ASU requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans, including the significant plans in which an employer participates, the level of an employer’s participation in and the financial health of the significant employer plans, and the nature of employer commitments to the plan. The ASU is effective for the Company’s reporting periods beginning after December 15, 2011. As this ASU amends only the disclosure requirements for multiemployer plans, the adoption is not expected to have a material impact on the Company’s financial statements.

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

•
The Company sold to Bear State (i) 15,425,262 post-Reverse Split shares (the “First Closing Shares”) of the Company’s common stock at $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, and (ii) a warrant (the “Investor Warrant”) to purchase 2 million post-Reverse Split shares of our common stock at an exercise price of $3.00 per share (or $0.60 per share pre-Reverse Split) (the date on which such sale occurs, the “First Closing”).  The First Closing occurred on May 3, 2011.  The Investor Warrant has not been exercised as of September 30, 2011.

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

•	In connection with the First Closing, Bear State appointed four individuals to serve on the Boards of Directors of the Company and the Bank.

As a result of its participation in the Recapitalization, Bear State owns approximately 80% of the Company’s common stock.

4.	INTEREST BEARING TIME DEPOSITS IN BANKS

Interest bearing time deposits in banks mature within two to five years and are carried at cost. The scheduled maturities of these deposits at September 30, 2011, by contractual maturity are shown below (in thousands):

Amounts maturing
during the years	Weighted
ending December 31:	Average Rate	Amount

2012	0.69%	$1,493
2013	0.93	3,485
2014	1.28	8,213
2015	1.61	1,243
2016	2.07	8,451

Total	1.50%	$22,885

5.	INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

Municipal securities	$24,741	$805	$(10)	$25,536
Corporate debt securities	4,000	--	--	4,000
U.S. Government sponsored agencies	36,799	107	--	36,906

Total	$65,540	$912	$(10)	$66,442

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

Municipal securities	$33,095	$116	$(1,073)	$32,138
U.S. Government sponsored agencies	52,331	49	(1,412)	50,968

Total	$85,426	$165	$(2,485)	$83,106

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”) (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$84	$1	$165	$9	$249	$10
Corporate debt securities	--	--	--	--	--	--
U.S. Government sponsored agencies	--	--	--	--	--	--

Total	$84	$1	$165	$9	$249	$10

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$18,931	$1,054	$156	$19	$19,087	$1,073
U.S. Government sponsored agencies	41,775	1,412	--	--	41,775	1,412

Total	$60,706	$2,466	$156	$19	$60,862	$2,485

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

The Company has pledged investment securities available for sale with carrying values of approximately $1.2 million and $25.0 million at September 30, 2011 and December 31, 2010, respectively,  as collateral for certain deposits in excess of $250,000.  In addition the Company has pledged investment securities available for sale with carrying values of approximately $5.9 million and $2.9 million at September 30, 2011 and December 31, 2010, respectively, as collateral at the Federal Reserve Bank to secure transaction settlements.

The scheduled maturities of debt securities at September 30, 2011, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized	Fair
	Cost	Value

Within one year	$396	$396
Due from one year to five years	20,661	20,765
Due from five years to ten years	5,918	6,016
Due after ten years	38,565	39,265

Total	$65,540	$66,442

As of September 30, 2011 and December 31, 2010, investments with amortized cost of approximately $58.0 million and $77.9 million, respectively, have call options held by the issuer, of which approximately $41.0 million and $56.8 million, respectively, are or were callable within one year.

Sales of the Company’s investment securities available for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales proceeds	$--	$15,932	$18,931	$15,932

Gross realized gains	$--	$1,148	$128	$1,148
Gross realized losses	--	--	(567)	--
Net gain (loss) on sales of investment securities	$--	$1,148	$(439)	$1,148

6.	LOANS RECEIVABLE

The tables below summarize past due and nonaccrual loans as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	30-89 Days Past Due and Accruing	Nonaccrual Loans	Current	Total (1)

One- to four-family residential	$872	$20,228	$173,936	$195,036
Home equity and second mortgage	--	960	13,059	14,019
Speculative one- to four-family	--	--	1,320	1,320
Multifamily residential	--	8,358	25,083	33,441
Land development	--	1,185	--	1,185
Land	--	6,058	11,999	18,057
Commercial real estate	613	15,135	78,552	94,300
Commercial	--	556	7,786	8,342
Consumer	--	181	8,728	8,909
Total (1)	$1,485	$52,661	$320,463	$374,609

(1)	Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

December 31, 2010	30-89 Days Past Due and Accruing	Nonaccrual Loans	Current	Total (1)

One- to four-family residential	$2,274	$24,025	$189,909	$216,208
Home equity and second mortgage	108	1,469	16,846	18,423
Speculative one- to four-family	--	28	1,133	1,161
Multifamily residential	--	9,142	27,085	36,227
Land development	--	595	2,101	2,696
Land	17	6,987	15,586	22,590
Commercial real estate	103	13,057	81,717	94,877
Commercial	41	1,665	8,670	10,376
Consumer	53	376	11,624	12,053
Total (1)	$2,596	$57,344	$354,671	$414,611

(1)	Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

There were no loans over 90 days past due and still accruing at September 30, 2011 or December 31, 2010.  Restructured loans totaled $20.8 million and $20.4 million as of September 30, 2011 and December 31, 2010, respectively, with $16.4 million and $15.1 million of such restructured loans on nonaccrual status at September 30, 2011 and December 31, 2010, respectively.

The following is a summary of information pertaining to impaired loans as of September 30, 2011 and for the three and nine months then ended (in thousands):

	September 30, 2011
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
Impaired loans with a valuation allowance:				(Three Months)	(Nine Months)	(Three Months)	(Nine Months)
One- to four-family residential	$4,657	$3,916	$741	$4,148	$3,989	$2	$24
Home equity and second mortgage	510	113	397	123	191	2	7
Speculative one- to four-family	--	--	--	--	2	--	--
Multifamily residential	8,065	4,652	3,413	4,789	4,968	--	--
Land development	510	462	48	462	480	--	--
Land	3,626	2,846	780	3,135	3,349	--	23
Commercial real estate	2,792	2,003	789	1,972	2,257	2	18
Commercial	169	106	63	106	162	--	--
Consumer	125	6	119	3	13	--	1
	20,454	14,104	6,350	14,738	15,411	6	73

Impaired loans without a valuation allowance:
One- to four-family residential	16,296	16,296	--	16,769	18,623	67	270
Home equity and second mortgage	573	573	--	747	820	12	32
Speculative one- to four-family	--	--	--	--	--	--	--
Multifamily residential	3,781	3,781	--	3,971	3,920	46	131
Land development	675	675	--	337	169	--	18
Land	2,452	2,452	--	2,608	3,088	11	35
Commercial real estate	12,343	12,343	--	12,333	11,154	42	190
Commercial	386	386	--	409	402	1	8
Consumer	87	87	--	89	92	2	4
	36,593	36,593	--	37,263	38,268	181	688
Total impaired loans	$57,047	$50,697	$6,350	$52,001	$53,679	$187	$761

Interest based on original terms						$881	$2,626

Interest income recognized on a cash basis on impaired loans						$121	$400

The following is a summary of information pertaining to impaired loans as of December 31, 2010 and for the year then ended (in thousands):

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$3,414	$3,085	$329	$4,505	$131
Home equity and second mortgage	665	342	323	238	25
Speculative one- to four-family	28	9	19	382	2
Multifamily residential	8,274	5,226	3,048	3,743	63
Land development	595	534	61	1,322	5
Land	3,703	3,046	657	5,602	20
Commercial real estate	6,255	3,940	2,315	4,630	91
Commercial	1,303	327	976	348	10
Consumer	306	42	264	20	17
	24,543	16,551	7,992	20,790	364

Impaired loans without a valuation allowance:
One- to four-family residential	21,889	21,889	--	15,755	946
Home equity and second mortgage	845	845	--	1,119	69
Speculative one- to four-family	--	--	--	171	--
Multifamily residential	3,640	3,640	--	1,459	204
Land development	--	--	--	2,609	--
Land	4,419	4,419	--	7,065	181
Commercial real estate	6,802	6,802	--	7,416	231
Commercial	361	361	--	256	34
Consumer	99	99	--	137	10
	38,055	38,055	--	35,987	1,675
Total impaired loans	$62,598	$54,606	$7,992	$56,777	$2,039

Interest based on original terms					$3,511

Interest income recognized on a cash basis on impaired loans					$351

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

Special Mention (Grade 6). Loans classified as special mention, while still adequately protected by the borrower’s repayment capability, exhibit distinct weakening trends. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management’s close attention so as to avoid becoming undue or unwarranted credit exposures.

Substandard (Grade 7). Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or the collateral pledged, if any. These assets must have a well-defined weakness based on objective evidence and be characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

Loans listed as not rated are either less than $250,000 or are included in groups of homogeneous loans.  Based on analyses performed at September 30, 2011 and December 31, 2010, the risk categories of loans are as follows:

	September 30, 2011
	Pass	Special Mention	Substandard	Loss	Not Rated	Total
One- to four-family residential	$22,987	$13,039	$35,757	$741	$122,512	$195,036
Home equity and second mortgage	538	439	1,360	397	11,285	14,019
Speculative one- to four-family	--	--	1,320	--	--	1,320
Multifamily residential	12,905	6,687	9,890	3,413	546	33,441
Land development	--	--	1,137	48	--	1,185
Land	2,271	3,064	6,758	780	5,184	18,057
Commercial real estate	47,495	11,102	32,596	789	2,318	94,300
Commercial	5,427	1,138	1,372	63	342	8,342
Consumer	765	16	95	119	7,914	8,909
Total loans receivable	$92,388	$35,485	$90,285	$6,350	$150,101	$374,609

	December 31, 2010
	Pass	Special Mention	Substandard	Loss	Not Rated	Total
One- to four-family residential	$21,026	$12,285	$40,518	$329	$142,050	$216,208
Home equity and second mortgage	862	395	3,114	323	13,729	18,423
Speculative one- to four-family	--	--	1,142	19	--	1,161
Multifamily residential	16,787	5,499	10,429	3,048	464	36,227
Land development	--	--	2,635	61	--	2,696
Land	2,488	3,319	9,893	657	6,233	22,590
Commercial real estate	41,002	12,731	35,800	2,315	3,029	94,877
Commercial	4,945	2,285	1,258	976	912	10,376
Consumer	1,178	52	167	264	10,392	12,053
Total loans receivable	$88,288	$36,566	$104,956	$7,992	$176,809	$414,611

As of September 30, 2011 and December 31, 2010, the Bank did not have any loans categorized as subprime or classified as doubtful.  Loss rated loans above are fully reserved with specific valuation allowances.

Troubled Debt Restructurings. Troubled debt restructurings (“TDRs”) are loans for which the contractual terms on the loan have been modified and both of the following conditions exist: (i) the borrower is experiencing financial difficulty and (ii) the restructuring constitutes a concession. The Bank assesses all loan modifications to determine whether they constitute a TDR.  Restructurings resulting in an insignificant delay in payment are not considered to be TDRs.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All TDRs are considered impaired loans. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The following table summarizes loans restructured in troubled debt restructurings ("TDRs") as of September 30, 2011: (dollars in thousands)

	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Number of TDR Loans	Total Balance
One- to four-family residential	11	$724	19	$2,816	30	$3,540
Home equity and second mortgage	4	123	5	166	9	289
Multifamily residential	1	3,488	2	4,943	3	8,431
Land	2	21	8	3,241	10	3,262
Commercial real estate	--	--	7	4,993	7	4,993
Commercial	--	--	2	194	2	194
Consumer	7	30	3	12	10	42

Total	25	$4,386	46	$16,365	71	$20,751

Loans receivable that were restructured as TDRs during the three and nine months ended September 30, 2011, were as follows: (dollars in thousands)

	Three Months Ended September 30, 2011						Nine Months Ended September 30, 2011
	Number of Loans	Balance Prior to TDR	Balance at September 30, 2011	Nature of Modification			Number of Loans	Balance Prior to TDR	Balance at September 30, 2011	Nature of Modification
				Payment Term (1)	Other					Payment Term (1)	Other
One- to four-family residential	1	$34	$33	$33	$--		3	$512	$510	$98	$412	(3)
Home equity and second mortgage	--	--	--	--	--		2	74	74	74	--
Land	--	--	--	--	--		2	96	95	--	95	(3)
Commercial real estate	1	1,271	1,305	--	1,305	(2)	2	1,471	1,505	200	1,305	(2)
Commercial	--	--	--	--	--		1	54	25	--	25	(4)
Consumer	--	--	--	--	--		1	3	3	3	--

Total	2	$1,305	$1,338	$33	$1,305		11	$2,210	$2,212	$375	$1,837
__________________________

(1)	Concessions represent skipped payments/maturity date extensions or amortization term extensions.
(2)	Concession represents payment of delinquent property taxes.
(3)	Modification to interest only payments for a period of time.
(4)	Debt consolidation.

The following table represents loans receivable for which a payment default occurred during the three and nine months ended September 30, 2011, and that had been modified as a TDR within 12 months or less of the payment default.  A payment default is defined as a payment received more than 90 days after its due date. (dollars in thousands)

	Three Months Ended September 30, 2011
	Number of Loans	Unpaid Principal Balance at September 30, 2011	Specific Valuation Allowance	Net Balance at September 30, 2011	Charge-offs	Transfers to REO
One- to four-family residential	6	$226	$27	$199	$34	$387
Home equity and second mortgage	3	78	25	53	11	--
Multifamily residential	--	--	--	--	--	--
Land	2	318	--	318	--	45
Commercial real estate	1	408	--	408	--	--
Commercial	1	157	51	106	--	--
Consumer	1	--	--	--	26	--

Total	14	$1,187	$103	$1,084	$71	$432

	Nine Months Ended September 30, 2011
	Number of Loans	Unpaid Principal Balance at September 30, 2011	Specific Valuation Allowance	Net Balance at September 30, 2011	Charge-offs	Transfers to REO
One- to four-family residential	6	$669	$117	$552	$34	$387
Home equity and second mortgage	3	140	88	52	47	--
Multifamily residential	1	1,680	785	895	--	--
Land	2	318	--	318	--	45
Commercial real estate	1	408	--	408	--	--
Commercial	1	157	51	106	--	--
Consumer	2	--	--	--	66	--

Total	16	$3,372	$1,041	$2,331	$147	$432

7.	ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

The table below provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011 and for the year ended December 31, 2010 (in thousands):

Three Months Ended September 30, 2011	One- to four-family residential	Home equity and second mortgage	Speculative one- to four-family	Multifamily residential	Land development	Land	Commercial real estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period:	$7,179	$1,253	$294	$6,888	$1,459	$3,209	$7,475	$1,379	$462	$29,598
Provision charged to expense	416	1	(243)	206	16	(477)	224	(62)	(60)	21
Losses charged off	(114)	(75)	--	--	(1,427)	(61)	--	--	(124)	(1,801)
Recoveries	23	45	--	--	--	45	4	13	24	154
Balance, end of period	$7,504	$1,224	$51	$7,094	$48	$2,716	$7,703	$1,330	$302	$27,972

Nine Months Ended September 30, 2011
Allowance for loan losses:
Balance, beginning of year:	$5,440	$1,275	$81	$6,581	$1,473	$2,562	$9,491	$3,543	$638	$31,084
Provision charged to expense	2,423	125	(2)	528	(436)	227	(25)	(1,894)	(134)	812
Losses charged off	(404)	(239)	(28)	(15)	(1,439)	(141)	(1,770)	(367)	(302)	(4,705)
Recoveries	45	63	--	--	450	68	7	48	100	781
Balance, end of period	$7,504	$1,224	$51	$7,094	$48	$2,716	$7,703	$1,330	$302	$27,972
Ending balance: individually evaluated for impairment	$741	$397	$--	$3,413	$48	$780	$789	$63	$119	$6,350
Ending balance: collectively evaluated for impairment	$6,763	$827	$51	$3,681	$--	$1,936	$6,914	$1,267	$183	$21,622
Loans:
Ending balance	$195,036	$14,019	$1,320	$33,441	$1,185	$18,057	$94,300	$8,342	$8,909	$374,609
Ending balance: individually evaluated for impairment	$20,953	$1,083	$--	$11,846	$1,185	$6,078	$15,135	$555	$212	$57,047
Ending balance: collectively evaluated for impairment	$174,083	$12,936	$1,320	$21,595	$--	$11,979	$79,165	$7,787	$8,697	$317,562

Year Ended December 31, 2010	One- to four-family residential	Home equity and second mortgage	Speculative one- to four-family	Multifamily residential	Land development	Land	Commercial real estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year:	$4,436	$1,688	$884	$3,915	$1,181	$8,589	$9,077	$2,578	$560	$32,908
Provision charged to expense	3,089	133	(707)	3,507	580	(2,602)	877	1,667	415	6,959
Losses charged off	(2,127)	(552)	(97)	(843)	(288)	(3,477)	(464)	(733)	(462)	(9,043)
Recoveries	42	6	1	2	--	52	1	31	125	260
Balance, end of year	$5,440	$1,275	$81	$6,581	$1,473	$2,562	$9,491	$3,543	$638	$31,084
Ending balance: individually evaluated for impairment	$329	$323	$19	$3,048	$61	$657	$2,315	$976	$264	$7,992
Ending balance: collectively evaluated for impairment	$5,111	$952	$62	$3,533	$1,412	$1,905	$7,176	$2,567	$374	$23,092
Loans:
Ending balance	$216,208	$18,423	$1,161	$36,227	$2,696	$22,590	$94,877	$10,376	$12,053	$414,611
Ending balance: individually evaluated for impairment	$25,303	$1,510	$28	$11,914	$595	$8,122	$13,057	$1,664	$405	$62,598
Ending balance: collectively evaluated for impairment	$190,905	$16,913	$1,133	$24,313	$2,101	$14,468	$81,820	$8,712	$11,648	$352,013

The Bank does not have any loans acquired with deteriorated credit quality.

A summary of the activity in the allowances for loan and real estate losses is as follows for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$29,598	$9,634	$31,553	$5,698

Provisions for estimated losses	21	1,838	5,557	2,121
Recoveries	154	--	90	--
Losses charged off	(1,801)	(1,511)	(2,156)	(377)

Balance—end of period(1)	$27,972	$9,961	$35,044	$7,442

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of period	$31,084	$7,841	$32,908	$5,543

Provisions for estimated losses	812	4,837	5,673	3,262
Recoveries	781	--	222	--
Losses charged off	(4,705)	(2,717)	(3,759)	(1,363)

Balance—end of period(1)	$27,972	$9,961	$35,044	$7,442

(1)
The allowance for loan losses at September 30, 2011 and 2010, was comprised of specific valuation allowances of $6.4 million and $12.0 million, respectively, and general valuation allowances of $21.6 million and $23.0 million, respectively.

8.	INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2011	September 30, 2010

Income tax provision (benefit):
Current:
Federal	$--	$--
State	--	--
Total current	--	--

Deferred:
Federal	558	(1,700)
State	(150)	(253)
Valuation allowance	(408)	1,765
Total deferred	--	(188)

Total	$--	$(188)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2011		2010

Taxes at statutory rate	$(1,959)	34.0%	$(1,327)	34.0%
Increase (decrease) resulting from:
State income tax—net	(120)	2.1	(167)	4.3
Section 382 writedown	2,821	(49.0)	--	--
Change in valuation allowance	(408)	7.1	1,765	(45.2)
Earnings on life insurance policies	(195)	3.4	(204)	5.2
Nontaxable investments	(194)	3.4	(258)	6.6
Other—net	55	(1.0)	3	(0.1)

Total	$--	0.0%	$(188)	4.8%

The Company’s net deferred tax asset (liability) account was comprised of the following (in thousands):

	September 30, 2011	December 31, 2010

Deferred tax assets:
Allowance for loan losses	$11,274	$11,666
Real estate owned	4,891	4,127
Section 382 net operating loss carryforward	2,699	--
Net operating loss carryforward	585	5,205
Nonaccrual loan interest	1,188	207
Other	262	192

Total deferred tax assets	20,899	21,397
Valuation allowance	(19,808)	(20,216)
Deferred tax asset, net of allowance	1,091	1,181

Deferred tax liabilities:
Office properties	(770)	(843)
Federal Home Loan Bank stock	(107)	(105)
Pension plan contribution	--	(109)
Prepaid expenses	(214)	(124)

Total deferred tax liabilities	(1,091)	(1,181)

Net deferred tax asset (liability)	$--	$--

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at September 30, 2011 and December 31, 2010. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•	The Company has a long history of earnings profitability prior to 2009.
•	Future reversals of certain deferred tax liabilities.

As part of its analysis, the Company considered the following negative evidence:

•	The Company recorded a net loss in 2009 and 2010 and for the nine months ended September 30, 2011.
•	The Company did not meet its financial goals in 2009 or 2010.
•	The Company may not meet its projections concerning future taxable income.
•	Limitations on the Company’s ability to utilize its pre-change NOLs and certain recognized built-in losses to offset future taxable income pursuant to Section 382 of the Internal Revenue Code.

At September 30, 2011, and December 31, 2010, the Company determined that a valuation allowance relating to both the federal and state portion of our deferred tax asset was necessary. This determination for the state deferred tax asset was based largely on the negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $16.1 million and $3.7 million at September 30, 2011 were recorded for the federal deferred tax asset and the state deferred tax asset, respectively.

A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years.  At September 30, 2011, the Bank had an $9.4 million NOL for federal income tax purposes that will be carried forward. The federal NOL was limited based on Bear State’s investment in the Company as it constituted an “ownership change” as defined in the Internal Revenue Code (the “Code”). In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.  The annual limit under Section 382 is approximately $405,000.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at September 30, 2011 and December 31, 2010. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2008 and forward.

9.	STOCK COMPENSATION

Stock Option Plan—The Stock Option Plan (“SOP”) provided for a committee of the Company’s Board of Directors to award incentive stock options, non-qualified or compensatory stock options and stock appreciation rights representing up to 1,030,750 shares of Company stock. The SOP expired during 2007, so no further option grants will be made.  There was no compensation expense attributable to options granted under this plan during 2011 or 2010.  As of September 30, 2011, 2,046 shares remain unexercised with exercise prices ranging from $56.75 to $127.50 per share and expiration dates ranging from December 2011 through January 2016.

2011 Omnibus Incentive Plan—The 2011 Omnibus Incentive Plan (the “2011 Plan”) became effective May 3, 2011, after approval by the Company’s stockholders on April 29, 2011.   The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that link the personal interests of participants to those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 1,930,269 shares of Company stock. Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan.  Each award under the 2011 Plan is governed by the terms of the individual award agreement, which shall specify pricing, term, and vesting, and other pertinent provisions. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant; those options generally vest based on five years of continuous service and have seven year contractual terms.  During the third quarter of 2011, the Company granted 191,000 nonqualified stock options.  Compensation expense attributable to awards made under the 2011 Plan for the quarter ended September 30, 2011 totaled approximately $29,000.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise, employee termination, and expected term of the options within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Exercise Price	$6.57
Expected Term	7 years
Annual Dividend Rate	0.00%
Risk Free Interest Rate	2.164%
Volatility	50.94%

A summary of the activity in the Company’s 2011 Plan for the nine months ended September 30, 2011, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding—December 31, 2010	--	$--
Granted	191,000	$6.57
Forfeited	(19,500)	$6.57

Outstanding—September 30, 2011	171,500	$6.57

The weighted-average grant-date fair value of options granted during the quarter ended September 30, 2011, was $3.53.  None of the outstanding options are vested.

As of September 30, 2011, there was $577,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements under the 2011 Plan.  The cost is expected to be recognized over a weighted-average period of 4.4 years.

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

The components of other comprehensive income (loss) are as follows for the nine months ended September 30, 2011(in thousands):

September 30, 2011

Net unrealized gains on available for sale securities arising during the period	$2,783
Reclassification adjustment for losses realized in income	439
Change in unrealized gain/loss on investment securities available for sale arising during the period	$3,222

11.	EARNINGS PER SHARE

For the three month period ended September 30, 2011, and for the three and nine month periods ending September 30, 2010, the calculation of diluted EPS excluded the following antidilutive securities: stock options totaling 173,546 shares for the three months ended September 30, 2011, and 2,766 shares for the three and nine months ended September 30, 2010 and warrants totaling 2,000,000 shares for the three months ended September 30, 2011.

12.	FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2011 and December 31, 2010, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government sponsored agency securities, corporate debt securities, and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the nine months ended September 30, 2011.

The following table presents major categories of assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Available for sale investment securities:
Municipal securities	$25,536	$--	$25,536	$--
Corporate debt securities	4,000	--	4,000	--
U.S. Government sponsored agencies	36,906	--	36,906	--
Total	$66,442	$--	$66,442	$--

December 31, 2010
Available for sale investment securities:
Municipal securities	$32,138	$--	$32,138	$--
U.S. Government sponsored agencies	50,968	--	50,968	--
Total	$83,106	$--	$83,106	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at September 30, 2011 and December 31, 2010 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   Fair value adjustments are made by partial charge-offs and adjustments to specific valuation allowances.

For the nine months ended September 30, 2011, specific valuation allowances on impaired loans declined by $1.6 million due to charge-offs of impaired loans totaling $2.7 million offset by a net increase in specific valuation allowances of $2.8 million resulting from new impaired loans and changes in valuations. For the nine months ended September 30, 2010, specific valuation allowances on impaired loans increased by $4.3 million due to new impaired loans and changes in valuations.

Real Estate Owned, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Fair value adjustments are recorded in earnings during the period such adjustments are made.   REO loss provisions recorded during the nine months ended September 30, 2011 and 2010 were $4.8 million and $3.3 million, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the periods ended September 30, 2011 and December 31, 2010 (in thousands).  The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value writedown.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Impaired loans	$25,926	$--	$--	$25,926
REO, net	21,938	--	--	21,938

December 31, 2010
Impaired loans	$40,816	$--	$--	$40,816
REO, net	43,882	--	--	43,882

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$78,667	$78,667	$36,407	$36,407
Interest bearing time deposits in banks	22,885	23,392	--	--
Investment securities—available for sale	66,442	66,442	83,106	83,106
Federal Home Loan Bank stock	1,894	1,894	1,257	1,257
Loans receivable—net	345,526	348,086	381,343	385,544
Loans held for sale	3,065	3,065	4,502	4,502
Cash surrender value of life insurance	22,019	22,019	21,444	21,444
Accrued interest receivable	1,955	1,955	2,545	2,545

LIABILITIES:
Deposits:
Checking, money market and savings accounts	191,510	191,510	201,107	201,107
Certificates of deposit	314,148	316,490	340,693	341,947
Other borrowings	8,854	9,106	18,193	18,580
Accrued interest payable	157	157	219	219
Advance payments by borrowers for taxes and insurance	766	766	726	726

For cash and cash equivalents, Federal Home Loan Bank stock, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to Federal Home Loan Bank stock, the ability to sell the stock back to the Federal Home Loan Bank at cost. The fair value of interest bearing time deposits in banks were valued using discounted cash flows based on current rates for similar types of deposits. The fair value of investment securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of variable rate loans is based on repricing dates. Fixed rate loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans as to credit risk and term.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.	REGULATORY MATTERS

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

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

					To be Categorized
					as Adequately
					Capitalized Under
			For Capital		Prompt Corrective		Required Per
	Actual		Adequacy Purposes		Action Provisions		Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of September 30, 2011:

Tangible Capital to Tangible Assets	$77,686	12.95%	$9,000	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	77,686	12.95%	24,000	4.00%	$24,000	4.00%	$48,000	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	82,547	22.18%	29,772	8.00%	29,772	8.00%	44,658	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	77,686	20.88%	N/A	N/A	14,886	4.00%	N/A		N/A

As of December 31, 2010:

Tangible Capital to Tangible Assets	$38,299	6.36%	$9,027	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	38,299	6.36%	24,073	4.00%	$24,073	4.00%	$48,145	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	43,605	10.72%	32,540	8.00%	32,540	8.00%	48,810	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	38,299	9.42%	N/A	N/A	16,270	4.00%	N/A		N/A

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

Authorized Shares. On May 26, 2010, the stockholders of the Company approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 30,000,000.  The primary purpose was to provide additional shares of the Company’s common stock for general purposes, including capital-raising transactions. As of September 30, 2011, the Company also had 5,000,000 authorized but unissued shares of preferred stock.

Dividend Restrictions.  The principal source of the Company’s revenues is dividends from the Bank.  Our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank.  On November 19, 2009, the OTS issued written directives to the Company and the Bank which require the Company and the Bank to obtain prior written non-objection of their primary regulator in order to make or declare any dividends or payments on their outstanding securities.  Neither the Company nor the Bank has the present intention or ability to declare any dividends or payments on their outstanding securities.

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

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

Management's discussion and analysis of financial condition and results of operations is intended to assist a reader in understanding the consolidated financial condition and results of operations of the Company for the periods presented.  The information contained in this section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the accompanying Notes to the Unaudited Consolidated Financial Statements and the other sections contained herein.

The Bank is a federally chartered stock savings and loan association that was formed in 1934.  First Federal conducts business from its main office and seventeen full-service branch offices, all of which are located in a six county area in Northcentral and Northwest Arkansas comprised of Benton, Marion, Washington, Carroll, Baxter and Boone counties, as well as a loan production office opened in June 2011 located in Little Rock, Arkansas. The Bank’s primary focus will continue in this six county area as well as the Little Rock and Central Arkansas area. With the capital infusion from the Bear State investment and the Rights Offering, other markets will also be considered that present opportunities for profitable growth. The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. However, the Bank is currently subject to lending restrictions as a result of the provisions of the Bank Order.  Other financial services include investment products offered through First Federal Investment Services, Inc.; automated teller machines; 24-hour telephone banking; internet banking, including account access, e-statements, bill payment and online loan applications; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

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

In addition, management is also challenged with managing interest rate risk.  The Bank’s interest rate risk position as measured by the OCC, in its latest report for September 30, 2011, is at a minimal level as defined by Thrift Bulletin 13a.  The movement of interest rates impacts the level of interest rate risk and the timing and magnitude of assets repricing compared to liabilities repricing.  The Bank attempts to reduce the impact of changes in interest rates on its net interest income by managing the repricing gap as described in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

•
The Company sold to Bear State (i) 15,425,262 post-Reverse Split shares (the “First Closing Shares”) of the Company’s common stock at $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, and (ii) a warrant (the “Investor Warrant”) to purchase 2 million post-Reverse Split shares of our common stock at an exercise price of $3.00 per share (or $0.60 per share pre-Reverse Split) (the date on which such sale occurs, the “First Closing”).  The First Closing occurred on May 3, 2011. The Investor Warrant has not been exercised as of September 30, 2011.

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

•	In connection with the First Closing, Bear State designated, and the Company appointed, four individuals to serve on the Boards of Directors of the Company and the Bank.

As a result of its participation in the Recapitalization, Bear State owns approximately 80% of the Company’s common stock.

Strategic Initiatives. As a result of the Recapitalization, the Company has taken a number of actions to rehabilitate the Bank, including:

•	Hiring a new president/chief executive officer, chief operating officer, chief lending officer, and other key members of management:
o
W. Dabbs Cavin, Chief Executive Officer and President of the Company and the Bank and Vice Chairman of the Boards of Directors of the Company and the Bank, has been active in commercial banking in a variety of executive positions for over 20 years;

o
Christopher M. Wewers, Executive Vice President and the Chief Operating Officer of the Company and the Bank, has almost 20 years of banking experience in various management and executive roles, while having served the last ten years as executive vice president and chief financial officer of a community-oriented financial institution that serves central and south Arkansas;

o
J. Russell Guerra, Executive Vice President and the Chief Lending Officer, brings 23  years of commercial lending, commercial/industrial business development, risk management, regulatory compliance, treasury, interest rate derivative, private banking, financial analysis and risk assessment experience to the Company and the Bank;

o
A new Regional President for the North Arkansas Region encompassing Harrison, Mountain Home, Yellville, and Berryville; a new Market Manager for the Northwest Arkansas Region; four experienced commercial lenders; and a General Counsel;

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

CHANGES IN FINANCIAL CONDITION

Changes in financial condition between September 30, 2011 and December 31, 2010 are presented in the following table (dollars in thousands except share data).  Material changes between periods are discussed in the sections that follow the table.

	September 30,	December 31,	Increase	Percentage
	2011	2010	(Decrease)	Change
ASSETS
Cash and cash equivalents	$78,667	$36,407	$42,260	116.1%
Interest bearing time deposits in banks	22,885	--	22,885	--
Investment securities - available for sale	66,442	83,106	(16,664)	(20.1)
Federal Home Loan Bank stock—at cost	1,894	1,257	637	50.7
Loans receivable, net	345,526	381,343	(35,817)	(9.4)
Loans held for sale	3,065	4,502	(1,437)	(31.9)
Accrued interest receivable	1,955	2,545	(590)	(23.2)
Real estate owned, net	36,294	44,706	(8,412)	(18.8)
Office properties and equipment, net	21,488	22,237	(749)	(3.4)
Prepaid expenses and other assets	23,107	23,943	(836)	(3.5)

TOTAL	$601,323	$600,046	$1,277	0.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$505,658	$541,800	$(36,142)	(6.7)
Other borrowings	8,854	18,193	(9,339)	(51.3)
Other liabilities	4,681	3,933	748	19.0

Total liabilities	519,193	563,926	(44,733)	(7.9)

STOCKHOLDERS' EQUITY	82,130	36,120	46,010	127.4

TOTAL	$601,323	$600,046	$1,277	0.2%

BOOK VALUE PER COMMON SHARE	$4.25	$20.49

COMMON SHARES OUTSTANDING	19,302,603	969,357

COMMON EQUITY TO ASSETS	13.7%	3.3%

TOTAL EQUITY TO ASSETS	13.7%	6.0%

Loans Receivable.  Changes in loan composition between September 30, 2011 and December 31, 2010 are presented in the following table (dollars in thousands).

	September 30, 2011	December 31, 2010	Increase (Decrease)	% Change

One- to four-family residential	$193,252	$214,077	$(20,825)	(9.7)%
Home equity and second mortgage	14,019	18,423	(4,404)	(23.9)
Multifamily residential	23,340	25,356	(2,016)	(8.0)
Commercial real estate	93,928	92,767	1,161	1.3
Land	18,057	22,590	(4,533)	(20.1)
Construction:
One- to four-family residential	1,784	2,131	(347)	(16.3)
Speculative one- to four-family residential	1,320	1,161	159	13.7
Multifamily residential	10,101	10,871	(770)	(7.1)
Commercial real estate	372	2,110	(1,738)	(82.4)
Land development	1,185	2,696	(1,511)	(56.0)
Total mortgage loans	357,358	392,182	(34,824)	(8.9)

Commercial	8,342	10,376	(2,034)	(19.6)

Automobile	2,613	3,958	(1,345)	(34.0)
Other	6,296	8,095	(1,799)	(22.2)
Total consumer	8,909	12,053	(3,144)	(26.1)

Total loans receivable	374,609	414,611	(40,002)	(9.6)
Undisbursed loan funds	(811)	(1,964)	1,153	(58.7)
Unearned discounts and net deferred loan costs (fees)	(300)	(220)	(80)	36.4
Allowance for loan losses (1)	(27,972)	(31,084)	3,112	(10.0)

Loans receivable, net	$345,526	$381,343	$(35,817)	(9.4)%

(1)
The allowance for loan losses at September 30, 2011 and December 31, 2010, is comprised of specific valuation allowances of $6.4 million and $8.0 million, respectively, and general valuation allowances of $21.6 million and $23.1 million, respectively.

The decrease in the Bank’s loan portfolio during the nine months ended September 30, 2011, was primarily due to repayments and a decrease in loan originations as a result of continued softening of the real estate market in the Bank’s market area, the lending restrictions set forth in the Bank Order, and transfers of nonperforming loans to REO, net of loans to facilitate sales of REO.

Asset Quality.  The following table sets forth the amounts and categories of the Bank's nonperforming assets, net of specific valuation allowances, at the dates indicated (dollars in thousands).

	September 30, 2011		December 31, 2010		Increase
Nonaccrual Loans:	Net	% Assets	Net	% Assets	(Decrease)
One- to four-family residential	$19,487	3.24%	$23,696	3.95%	$(4,209)
Home equity and second mortgage	563	0.09%	1,146	0.19%	(583)
Speculative one- to four-family construction	--	--	9	--	(9)
Multifamily residential	4,945	0.82%	6,094	1.02%	(1,149)
Land development	1,137	0.19%	534	0.09%	603
Land	5,278	0.88%	6,330	1.05%	(1,052)
Commercial real estate	14,346	2.39%	10,742	1.79%	3,604
Commercial	493	0.08%	689	0.11%	(196)
Consumer	62	0.01%	112	0.02%	(50)

Total nonaccrual loans	46,311	7.70%	49,352	8.22%	(3,041)

Accruing loans 90 days or more past due	--	--	--	--	--

Real estate owned	36,294	6.04%	44,706	7.45%	(8,412)

Total nonperforming assets	82,605	13.74%	94,058	15.68%	(11,453)
Performing restructured loans	4,386	0.73%	5,254	0.88%	(868)

Total nonperforming assets and performing restructured loans (1)	$86,991	14.47%	$99,312	16.55%	$(12,321)

(1) The table does not include substandard loans which were judged not to be impaired totaling $39.8 million and $50.4 million at September 30, 2011 and December 31, 2010, respectively.

The decrease in net nonaccrual loans from $49.4 million at December 31, 2010 to $46.3 million at September 30, 2011 was primarily related to a decrease in nonaccrual single family residential loans, offset by an increase in nonaccrual commercial real estate loans. The decrease in nonaccrual single family loans was due to $4.7 million in nonaccrual single family loans transferring to real estate owned during the year. The increase in nonaccrual commercial real estate loans was primarily related to two loans collateralized by hotel properties totaling $4.3 million and loans collateralized by a medical office facility with a net balance of $1.4 million, offset by transfers to REO of $2.8 million.  The OCC is scheduled to complete an examination of the Bank focusing on asset quality in November 2011.  The final results of the examination could have an effect on the Bank’s nonperforming assets and valuation allowances.

The delinquency status of nonaccrual loans, net of specific valuation allowances, was as follows (dollars in thousands):

	September 30, 2011		December 31, 2010		Increase (Decrease)
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance

Bankruptcy or foreclosure	103	$14,796	60	$8,396	43	$6,400
Over 90 days past due	7	4,560	16	3,363	(9)	1,197
30-89 days past due	12	2,729	93	14,200	(81)	(11,471)
Not past due	132	24,226	137	23,393	(5)	833
	254	$46,311	306	$49,352	(52)	$(3,041)

As illustrated in the table above, loans in bankruptcy or foreclosure increased since December 31, 2010 mainly related to foreclosures filed on single family loans.  The increase in bankruptcy and foreclosure loans and the decrease in 30-89 days past due is primarily related to one borrower who has 44 single family loans totaling $6.5 million that were 30-89 days past due at December 31, 2010 which have now migrated to foreclosure. The properties are being managed by a third party with net rental income to be remitted to the Bank and applied to the loan balances.  Many of these loans that are not past due have not experienced a history of past due payments but have other indicators that they should be considered for nonaccrual status such as marginal or deficient debt service coverage ratios, lack of liquid cash reserves, deteriorating credit scores, declining financial position or operating results, or speculative projects that did not sell as planned that do not have adequate guarantor support.

The table below reflects the payment terms for nonaccrual loans, net of specific valuation allowances, that were not past due as of the periods indicated (dollars in thousands):

	September 30, 2011		December 31, 2010		Increase (Decrease)
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance

Monthly principal and interest	120	$18,721	124	$18,460	(4)	$261
Interest only	7	4,345	9	4,364	(2)	(19)
Term due	5	1,160	4	569	1	591
	132	$24,226	137	$23,393	(5)	$833

Nonaccrual multifamily, land and commercial real estate loans comprised over 53% of total nonaccrual loans at September 30, 2011. Loans in these categories with balances in excess of $1.0 million at September 30, 2011 are listed in the table below (in thousands).

	Location	Date to Nonaccrual	Comments	Loan Balance	Specific Valuation Allowance	Net of SVA	Valuation Date
Multifamily
30-unit completed apartment complex	Fayetteville, AR	3Q2010	A	$3,263	$1,842	$1,421	April 2011
29 completed condominium units	Fayetteville, AR	3Q2010	B	3,122	787	2,335	April 2011
24-unit apartment complex, under construction	Fayetteville, AR	4Q2009	C	1,680	784	896	August 2011
Other - 1 loan				293	--	293
				$8,358	$3,413	$4,945

Land
73 developed single family lots	Fayetteville, AR	2Q2010	D	$1,717	$190	$1,527	April 2011
Other – 25 loans under $1 million each				4,341	590	3,751
				$6,058	$780	$5,278

Commercial Real Estate
5,980-square foot retail property	Fayetteville, AR	4Q2009	E	$2,472	$125	$2,347	April 2011
55-room hotel property	Bentonville, AR	1Q2011	F	3,536	--	3,536	April 2011
10,919-square foot medical office facility	Fayetteville, AR	1Q2011	G	1,448	5	1,443	April 2011
9,551-square foot office building	Bentonville, AR	2Q2010	H	1,305	--	1,305	April 2011
Other - 22 loans under $1 million each				6,374	659	5,715
				$15,135	$789	$14,346

A -
This property is currently 100% occupied.  The loan was placed on nonaccrual status due to the borrowers’ bankruptcy filing.  The ownership of the LLC that owns the collateral property was transferred to a third party who is managing the property and making the loan payments.  This party is not a signer on the loan nor a legal guarantor.  The loan requires quarterly interest payments and was less than 30 days past due at September 30, 2011.

B -
This loan was originated as a speculative condo project.  The housing market declined after origination and the borrower was not able to sell the condos as quickly as planned. The borrower is continuing to market the condos for sale but has rented them to provide cash flow for debt service to supplement the proceeds received from sales.  The loan requires monthly principal and interest payments and was current at September 30, 2011.

C -
The borrower is working to complete the construction and begin leasing the units. The loan matured November 30, 2010 and the Bank is in the process of working with the borrower on a workout plan to extend the loan. The loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio.

D -
The property underlying this loan was foreclosed by the Bank and purchased at foreclosure by the borrower. The loan will be maintained on nonaccrual status until a pattern of performance is established.  The loan requires quarterly interest payments and was current at September 30, 2011.

E -	This loan was placed on nonaccrual status due to borrower’s global cash flow. The loan requires monthly principal and interest payments and was less than 30 days past due at September 30, 2011.
F -
This loan was placed on nonaccrual status due to borrower’s global cash flow and recent past due history. The loan requires monthly principal and interest payments and was over 90 days past due at September 30, 2011.

G -
These loans were placed on nonaccrual status due to the borrower’s debt service coverage ratio.  The loans require monthly principal and interest and were less than 30 days past due at September 30, 2011.

H -	This loan was placed on nonaccrual status due to the borrower’s debt service coverage ratio. This loan requires monthly principal and interest payments and was current at September 30, 2011.

The following table sets forth the amounts and categories of the Bank’s real estate owned at the dates indicated (dollars in thousands).

	September 30, 2011	December31, 2010	Increase (Decrease)	Percentage Change

Real estate owned
One- to four-family residential	$5,809	$10,543	$(4,734)	(44.9)%
Speculative one- to four-family construction(1)	329	504	(175)	(34.7)
Land(2)	21,282	25,093	(3,811)	(15.2)
Commercial real estate	8,874	8,566	308	3.6
Total real estate owned	$36,294	$44,706	$(8,412)	(18.8)%

(1)	At September 30, 2011, all of these properties were 100% complete.
(2)
At September 30, 2011, $10.0 million of the land balance represented 408 developed subdivision lots and $1.5 million represented four unimproved commercial lots. The remaining $9.8 million consisted of raw land.

The land component of real estate owned is made up of the following at September 30, 2011 (in thousands):

	Location	Date to real estate owned	Balance	Valuation Date

Land
35 developed single family lots	Pea Ridge, AR	12/30/2008	$329	April 2011
48 developed single family lots	Elm Springs, AR	10/21/2008	1,076	August 2011
110 developed single family lots	Springdale, AR	4/17/2008	2,820	August 2011
59 developed single family lots	Lowell, AR	5/30/2008	1,302	April 2011
42 developed single family lots	Cave Springs, AR	6/21/2010	893	April 2011
46 developed single family lots	Fayetteville, AR	8/17/2010	2,287	May 2011
14 developed residential lots	Fayetteville, AR	5/25/2010	250	August 2011
10 developed single family lots	Farmington, AR	7/2/2009	316	June 2011
1 unimproved commercial lot	Rogers, AR	10/29/2009	972	October 2011
3 unimproved commercial lots	Springdale, AR	11/19/2009	573	August 2011
79.7 acres for future residential development	Fayetteville, AR	4/7/2010	2,075	August 2011
24.0 acres for future residential development	Lowell, AR	4/19/2010	1,704	August 2011
30.7 acres for future residential development	Lowell, AR	5/30/2008	1,131	August 2011
63.3 acres for future residential development	Elm Springs, AR	10/21/2008	771	August 2011
24.6 acres for future residential development	Fayetteville, AR	8/17/2010	1,249	May 2011
59.9 acres for future residential development	Fayetteville, AR	8/17/2010	1,228	August 2011
40 acres for future residential development	Farmington, AR	12/14/2010	865	April 2011
2.6 acres for future commercial development	Springdale, AR	7/15/10	426	September 2011
Other - 51 properties	various	various	1,015
			$21,282

The Bank is diligently working to dispose of its REO. Each property is evaluated on a case-by-case basis to determine the best course of action with respect to liquidation.  Properties are marketed directly by the Bank or listed with local real estate agents utilizing appraisals, market information from realtors, market research reports, and our own market evaluations to make pricing and selling decisions. The Bank’s goal is to liquidate these properties in an orderly and efficient manner without incurring extraordinary losses due to quick sale pricing.

Changes in the composition of real estate owned between September 30, 2011 and December 31, 2010 are presented in the following table (dollars in thousands).

	December 31, 2010	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	September 30, 2011
One- to four-family residential	$10,543	$4,694	$(1,843)	$(7,360)	$(225)	$5,809
Speculative one- to four-family	504	2	29	(192)	(14)	329
Land	25,093	389	(2,364)	(1,353)	(483)	21,282
Commercial real estate	8,566	2,704	(659)	(1,701)	(36)	8,874
Total	$44,706	$7,789	$(4,837)	$(10,606)	$(758)	$36,294

(1)	Net sales proceeds include $4.0 million of loans made by the Bank to facilitate the sale of real estate owned.

Allowance for Loan Losses. The composition of the allowance for loan losses by component and category as of September 30, 2011 and December 31, 2010 is presented below (dollars in thousands):

	September 30, 2011			December 31, 2010
	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio	Specific Valuation Allowance	General Valuation Allowance	GVA % of Portfolio
One- to four-family residential	$741	$6,763	3.48%	$329	$5,111	2.37%
Home equity and second mortgage	397	827	6.07	323	952	5.26
Speculative one- to four-family construction	--	51	3.86	19	62	5.43
Multifamily residential	3,413	3,681	12.26	3,048	3,533	10.65
Land development	48	--	0.00	61	1,412	53.59
Land	780	1,936	11.21	657	1,905	8.69
Commercial real estate	789	6,914	7.39	2,315	7,176	7.75
Commercial loans	63	1,267	15.30	976	2,567	27.31
Consumer loans	119	183	2.08	264	374	3.17
Total	$6,350	$21,622	5.87%	$7,992	$23,092	5.68%

Changes in the composition of the allowance for loan losses between September 30, 2011 and December 31, 2010 are presented in the following table (in thousands).

	September 30,	December 31,	Increase
	2011	2010	(Decrease)
General	$21,622	$23,092	$(1,470)
Specific	6,350	7,992	(1,642)
Total	$27,972	$31,084	$(3,112)

The general valuation allowance as a percentage of the loan portfolio increased from 5.68% at December 31, 2010 to 5.87% at September 30, 2011.  The increase in the level of general valuation allowances as a percentage of loans was due to a decrease in the loan portfolio.  The specific component of the allowance for loan losses decreased primarily due to charge-offs and transfers to real estate owned.  See “Asset Quality.”

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

Although we consider the allowance for loan losses of approximately $28.0 million, which consists of a general valuation allowance of $21.6 million and a specific valuation allowance of $6.4 million, adequate to cover losses inherent in our loan portfolio at September 30, 2011, no assurance can be given that we will not sustain loan losses that are significantly different from the amount recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.  Either of these occurrences could materially and adversely affect our financial condition and results of operations.  In addition, the OCC, as part of its supervisory function, periodically reviews our allowance for loan losses. The OCC may require us to maintain a certain level of allowances, based on its judgment, which may be different from that of our management.  The results of such reviews could have an effect on the Bank’s loan classifications and valuation allowances.

Investment Securities. Changes in the composition of investment securities between September 30, 2011 and December 31, 2010 are presented in the following tables (in thousands).

Available for sale investments:	September 30, 2011	December 31, 2010	Increase (Decrease)
U.S. Government sponsored agencies	$36,906	$50,968	$(14,062)
Corporate debt securities	4,000	--	4,000
Municipal securities	25,536	32,138	(6,602)
Total	$66,442	$83,106	$(16,664)

During the first nine months of 2011, investment securities with amortized cost totaling $42.3 million and a weighted average yield of 4.37% were sold,  called  or matured and securities totaling $22.8 million and a weighted average yield of 1.87% were purchased.

Federal Home Loan Bank Stock.  FHLB stock increased by approximately $637,000 due to required purchases resulting from short-term FHLB advances taken out during the nine months ended September 30, 2011.

Accrued Interest Receivable.  The decrease in accrued interest receivable was primarily due to a decrease in investment securities balances and yields at September 30, 2011 compared to December 31, 2010.

Prepaid expenses and other assets.  The decrease in other assets was primarily due to life insurance proceeds received during the second quarter of 2011 that had been in other assets at December 31, 2010.

Deposits.  Changes in the composition of deposits between September 30, 2011 and December 31, 2010 are presented in the following table (dollars in thousands).

	September 30, 2011	December 31, 2010	Increase (Decrease)	% Change

Checking accounts	$124,750	$137,186	$(12,436)	(9.0)%
Money market accounts	38,510	37,830	680	1.8
Savings accounts	28,250	26,091	2,159	8.3
Certificates of deposit	314,148	340,693	(26,545)	(7.8)

Total deposits	$505,658	$541,800	$(36,142)	(6.7)%

Deposits decreased in the comparison period, primarily due to a decrease in checking accounts and certificates of deposit.  Public unit checking accounts declined by $20.2 million. The Bank has reduced the cost of its certificate of deposit accounts with the weighted average cost of such funds decreasing from 2.06% at December 31, 2010 to 1.82% at September 30, 2011.  The overall cost of all deposit funds decreased from 1.38% at December 31, 2010 to 1.20% at September 30, 2011. Funds generated from loan repayments and calls of investment securities were used to pay deposit withdrawals.

Other Borrowings.  The Bank experienced a $9.3 million or 51.3% decrease in FHLB of Dallas borrowings from December 31, 2010 to September 30, 2011.  The FHLB of Dallas advances at September 30, 2011 of $8.9 million consisted of $4.9 million of fixed rate advances with an average cost of 4.40% and $4.0 million of floating rate advances with an average cost of 0.39%.  Funds generated from loan repayments and calls of investment securities were used to repay maturing borrowings.

Other Liabilities.  The increase in other liabilities from December 31, 2010 to September 30, 2011 of $748,000 or 19.0% was primarily due to a $1.8 million liability recorded as of September 30, 2011 for investment securities traded as of that date but not yet settled.  Such increase was partially offset by a $930,000 decrease in accrued preferred stock dividends.

Stockholders' Equity.  Stockholders' equity increased approximately $46.0 million from December 31, 2010 to September 30, 2011.  The increase in stockholders equity was due to the issuance of 18,333,246 shares of common stock totaling $47.6 million during the second quarter of 2011 offset by the net loss of $5.8 million for the nine months ended September 30, 2011.  In addition, during the period, changes in unrealized net gains and losses on available for sale investment securities totaling approximately $3.2 million were recorded.  See the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011 contained herein for more detail.

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

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$371,968	$4,950	5.28%	$447,338	$6,071	5.43%
Investment securities(2)	68,273	591	3.43	85,807	904	4.22
Other interest-earning assets	98,353	125	0.50	52,923	35	0.26
Total interest-earning assets	538,594	5,666	4.17	586,068	7,010	4.78
Noninterest-earning assets	69,809			70,880
Total assets	$608,403			$656,948
Interest-bearing liabilities:
Deposits	$509,727	1,572	1.22	$586,103	2,256	1.54
Other borrowings	10,434	74	2.82	19,741	131	2.67
Total interest-bearing liabilities	520,161	1,646	1.25	605,844	2,387	1.57
Noninterest-bearing liabilities	4,609			7,769
Total liabilities	524,770			613,613
Stockholders' equity	83,633			43,335
Total liabilities and stockholders' equity	$608,403			$656,948

Net interest income		$4,020			$4,623
Net earning assets (interest-bearing liabilities)	$18,433			$(19,776)
Interest rate spread			2.92%			3.21%
Net interest margin			2.96%			3.16%
Ratio of interest-earning assets to interest-bearing liabilities			103.54%			96.74%

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$384,035	$15,314	5.33%	$473,424	$19,270	5.43%
Investment securities(2)	74,265	2,219	3.99	110,060	3,814	4.62
Other interest-earning assets	69,271	209	0.40	37,969	66	0.23
Total interest-earning assets	527,571	17,742	4.50	621,453	23,150	4.97
Noninterest-earning assets	72,924			70,681
Total assets	$600,495			$692,134
Interest-bearing liabilities:
Deposits	$518,216	4,917	1.27	$604,121	7,222	1.59
Other borrowings	16,973	281	2.22	38,456	534	1.85
Total interest-bearing liabilities	535,189	5,198	1.30	642,577	7,756	1.61
Noninterest-bearing liabilities	4,640			5,647
Total liabilities	539,829			648,224
Stockholders' equity	60,666			43,910
Total liabilities and stockholders' equity	$600,495			$692,134

Net interest income		$12,544			$15,394
Net earning assets (interest-bearing liabilities)	$(7,618)			$(21,124)
Interest rate spread			3.20%			3.36%
Net interest margin			3.18%			3.30%
Ratio of interest-earning assets to interest-bearing liabilities			98.58%			96.71%
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

	Three Months Ended September 30,
	2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(1,023)	$(118)	$20	$(1,121)
Investment securities	(185)	(162)	34	(313)
Other interest-earning assets	30	32	28	90
Total interest-earning assets	(1,178)	(248)	82	(1,344)

Interest expense:
Deposits	(294)	(449)	59	(684)
Other borrowings	(62)	9	(4)	(57)
Total interest-bearing liabilities	(356)	(440)	55	(741)
Net change in net interest income	$(822)	$192	$27	$(603)

	Nine Months Ended September 30,
	2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(3,639)	$(392)	$75	$(3,956)
Investment securities	(1,240)	(526)	171	(1,595)
Other interest-earning assets	55	48	40	143
Total interest-earning assets	(4,824)	(870)	286	(5,408)

Interest expense:
Deposits	(1,027)	(1,490)	212	(2,305)
Other borrowings	(299)	103	(57)	(253)
Total interest-bearing liabilities	(1,326)	(1,387)	155	(2,558)
Net change in net interest income	$(3,498)	$517	$131	$(2,850)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended September 30, 2011, and 2010 (dollars in thousands except share data).  Specific changes in captions are discussed following the table.

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2011	2010	2011 vs 2010	2011 vs 2010
Interest income:
Loans receivable	$4,950	$6,071	$(1,121)	(18.5)%
Investment securities	591	904	(313)	(34.6)
Other	125	35	90	257.1
Total interest income	5,666	7,010	(1,344)	(19.2)
Interest expense:
Deposits	1,572	2,256	(684)	(30.3)
Other borrowings	74	131	(57)	(43.5)
Total interest expense	1,646	2,387	(741)	(31.0)
Net interest income before provision for loan losses	4,020	4,623	(603)	(13.0)
Provision for loan losses	21	5,557	(5,536)	(99.6)
Net interest income (loss) after provision for loan losses	3,999	(934)	4,933	528.2
Noninterest income:
Net gain (loss) on sale of investments	--	1,148	(1,148)	(100.0)
Deposit fee income	1,252	1,290	(38)	(2.9)
Earnings on life insurance	191	200	(9)	(4.5)
Gain on sale of loans	156	249	(93)	(37.3)
Other	217	289	(72)	(24.9)
Total noninterest income	1,816	3,176	(1,360)	(42.8)
Noninterest expenses:
Salaries and employee benefits	2,745	2,675	70	2.6
Real estate owned, net	2,612	2,424	188	7.8
FDIC insurance premium	317	457	(140)	(30.6)
Supervisory assessments	76	102	(26)	(25.5)
Professional fees	193	173	20	11.6
Advertising and public relations	82	66	16	24.2
Other	1,823	1,704	119	7.0
Total noninterest expenses	7,848	7,601	247	3.2
Loss before income taxes	(2,003)	(5,359)	3,326	62.1
Income tax provision	--	2	(2)	(100.0)
Net loss	$(2,003)	$(5,361)	$3,328	62.1
Preferred stock dividends and accretion of discount	--	223	(223)	(100.0)
Net loss available to common stockholders	$(2,003)	$(5,584)	$3,551	63.6

Basic loss per share	$(0.11)	$(5.76)	$5.65	98.1%
Diluted loss per share	$(0.11)	$(5.76)	$5.65	98.1%

Interest rate spread	2.92%	3.21%
Net interest margin	2.96%	3.16%

Average full-time equivalents	204	234
Full service offices	18	19

The table below presents a comparison of results of operations for the nine months ended September 30, 2011 and 2010 (dollars in thousands). Specific changes in captions are discussed in the sections which follow the table.

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2011	2010	2011 vs 2010	2011 vs 2010
Interest income:
Loans receivable	$15,314	$19,270	$(3,956)	(20.5)%
Investment securities	2,219	3,814	(1,595)	(41.8)
Other	209	66	143	216.7
Total interest income	17,742	23,150	(5,408)	(23.4)
Interest expense:
Deposits	4,917	7,222	(2,305)	(31.9)
Other borrowings	281	534	(253)	(47.4)
Total interest expense	5,198	7,756	(2,558)	(33.0)
Net interest income before provision for loan losses	12,544	15,394	(2,850)	(18.5)
Provision for loan losses	812	5,673	(4,861)	(85.7)
Net interest income after provision for loan losses	11,732	9,721	2,011	20.7
Noninterest income:
Net gain (loss) on sale of investments	(439)	1,148	(1,587)	(138.2)
Deposit fee income	3,511	3,797	(286)	(7.5)
Earnings on life insurance policies	575	601	(26)	(4.3)
Gain on sale of loans	440	455	(15)	(3.3)
Other	739	853	(114)	(13.4)
Total noninterest income	4,826	6,854	(2,028)	(29.6)
Noninterest expenses:
Salaries and employee benefits	8,325	8,238	87	1.1
Real estate owned, net	6,219	4,138	2,081	50.3
FDIC insurance premium	1,074	1,480	(406)	(27.4)
Supervisory assessments	265	314	(49)	(15.6)
Professional fees	918	900	18	2.0
Advertising and public relations	183	193	(10)	(5.2)
Other	5,337	5,317	20	0.4
Total noninterest expenses	22,321	20,580	1,741	8.5
Loss before income taxes	(5,763)	(4,005)	(1,758)	(43.9)
Income tax benefit	--	(188)	188	(100.0)
Net loss	(5,763)	(3,817)	(1,946)	(51.0)
Preferred stock dividends, accretion of discount, and gain on redemption of preferred stock	(10,500)	668	(11,168)	(1,671.9)
Net income (loss) available to common shareholders	$4,737	$(4,485)	$9,222	205.6%

Basic earnings (loss) per share	$0.45	$(4.63)	$5.08	109.7%
Diluted earnings (loss) per share	$0.42	$(4.63)	$5.05	109.1%

Interest rate spread	3.20%	3.36%
Net interest margin	3.18%	3.30%

Average full-time equivalents	220	244

Full-service offices	18	19

Net Interest Income.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest earning assets and the rates paid on its interest bearing liabilities) and the relative amounts of interest earning assets and interest bearing liabilities.

Interest Income and Interest Expense

Dollar and percentage changes in interest income and interest expense for the comparison periods are presented in the tables that appear on previous pages.

Interest Income.  The decrease in interest income in the three and nine month comparative periods was primarily related to decreases in the average balances of loans receivable and investment securities and decreases in the average yield earned on investment securities and loans receivable.  The average balance of loans receivable decreased due to repayments, maturities and charge offs or transfers to real estate owned, as well as a decrease in loan originations.  The average balance of investment securities decreased due to calls and sales of investment securities.

Interest Expense.   The decrease in interest expense in the three and nine month comparative periods was primarily due to decreases in the average balances of deposits and borrowings as well as a decrease in average rates paid on deposits.  The decreases in the average rates paid on deposit accounts reflect decreases in market interest rates.

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

The decrease in the provision for loan losses in the three and nine month comparative periods was primarily due to a decrease in specific allowance reserves and charge-offs in 2011 compared to the same period in 2010.

Noninterest Income.  The decrease in noninterest income for the three and nine month comparative periods was primarily related to a decrease in gains on sales of investment securities for the three and nine months ended September 30, 2011, and a decrease in deposit fee income in 2011 compared to 2010.

In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.  Because the Company’s customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. Based on comparison of insufficient funds fee revenue for the first nine months of 2011 to the same months in 2010, insufficient funds charges are down by approximately 14%.

On June 29, 2011, the Federal Reserve Board released its final rule implementing the debit card interchange and routing regulation pursuant to the “Durbin amendment” of the Dodd/Frank Act. The final rule sets caps on permissible interchange debit card fees and requires that debit cards provide at least two unaffiliated payment card networks through which merchants may route transactions. While small banks are exempt from the interchange debit card rule, the networks are not obligated to maintain differential pricing. In addition, all banks, including those with assets under $10 billion, must comply with the routing requirements. The final rule provides an interchange fee composed of a base fee of 21 cents for transactions costs; 5 basis points to cover fraud losses; and 1 cent for fraud prevention efforts (interim final rule) (except for monitoring which is included in the base transaction costs). The Bank’s income directly attributable to debit card transactions was $1.0 million and $963,000 for the nine months ended September 30, 2011 and 2010, respectively.   Consequently, while the Bank is qualified for the small bank exemption, it could have a significant impact on the Bank’s results of operations if the networks do not maintain differential pricing for small banks.

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Salaries	$2,215	$2,216	$(1)	$6,753	$6,783	$(30)
Payroll taxes	168	153	15	572	552	20
Insurance	115	133	(18)	390	413	(23)
Defined benefit plan contribution	174	138	36	460	384	76
Stock compensation	29	--	29	29	--	29
Other	44	35	9	121	106	15
Total	$2,745	$2,675	$70	$8,325	$8,238	$87

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

Stock compensation expense increased due to the grant of non-qualified stock options under the 2011 Omnibus Incentive Plan during the quarter ended September 30, 2011.

Real estate owned, net.  The changes in the composition of this line item, which represents expenses of real estate owned and repossessed assets, are presented below (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Loss provisions	$1,838	$2,121	$(283)	$4,837	$3,262	$1,575
Net loss on sales	589	62	527	777	140	637
Taxes and insurance	115	166	(51)	376	449	(73)
Other	70	75	(5)	229	287	(58)
Total	$2,612	$2,424	$188	$6,219	$4,138	$2,081

The increase in REO loss provision for the nine months ended 2011 was primarily related to updated valuations on single family residences and land.  The increase in the net loss on sales of REO was primarily due to losses totaling $562,000 on sales of two properties with book values totaling $2.0 million.   Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

FDIC Insurance. On February 7, 2011, the FDIC finalized the rule to redefine the deposit insurance assessment base as required by the Dodd-Frank Act.  The base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.  The FDIC also adopted a new rate schedule and suspended dividends indefinitely.  In lieu of dividends, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent and 2.5 percent.  All changes and revised rates went into effect April 1, 2011.  Our FDIC insurance expense totaled $317,000 and $457,000 for the three months ended September 30, 2011 and 2010, respectively, and $1.1 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively. Based on the new assessment base and rate schedule, the Bank expects its FDIC insurance premiums to continue to decline in 2011 compared to 2010.

Other Noninterest Expenses.  The increase in the three month comparative period is primarily due to surety bond policies renewed in the first quarter of 2011 at increased premiums compared to the expiring policies.

Income Taxes.  The Company had no taxable income in 2011 and recorded a valuation allowance for all of its net deferred tax assets as of September 30, 2011.  See also Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1 herein for further information regarding income taxes.

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

At September 30, 2011, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At September 30, 2011, the Company had no interests in non-consolidated special purpose entities.

At September 30, 2011, commitments included:

▪	total approved loan origination commitments outstanding amounting to $5.7 million, including approximately $974,000 of loans committed to sell;
▪	rate lock agreements with customers of $5.8 million, all of which have been locked with an investor;
▪	funded mortgage loans committed to sell of $3.1 million;
▪	unadvanced portion of construction loans of $811,000;
▪	unused lines of credit of $13.7 million;
▪	outstanding standby letters of credit of $3.2 million;
▪	total predetermined overdraft protection limits of $11.2 million; and
▪	certificates of deposit scheduled to mature in one year or less totaling $194.0 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $5.8 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at September 30, 2011.

Historically, a very small percentage of predetermined overdraft limits have been used. At September 30, 2011, overdrafts of accounts with Bounce Protection™ represented usage of 2.48% of the limit.

Management anticipates that the Bank will continue to have sufficient funds, through its liquidity position, loan repayments, deposits and borrowings, to meet our current commitments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is both a daily and long-term function of business management. The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank's primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities, sales and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits is not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas.  Although no borrowings from the FRB discount window are expected, it may be used when other sources of liquidity are not available to the Bank.

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

During the first nine months of 2011, FHLB borrowings decreased by $9.3 million or 51.3%. At September 30, 2011, the Bank’s additional borrowing capacity with the FHLB was $59.6 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a collateral value of $68.4 million less outstanding advances at September 30, 2011 of $8.9 million.  The Bank may transfer additional eligible collateral to the FHLB to provide additional borrowing capacity if needed.  Due to the Bank’s restricted status at the FHLB, the Bank may only borrow short-term FHLB advances with maturities up to thirty days.

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

The FRB will not accept loans that: (i) are 30 days or more past due; (ii) are classified as substandard, doubtful, or loss by the Bank’s regulating authority or the Bank; (iii) are illegal investments for the Bank; (iv) secure the indebtedness to any director, officer, employee, attorney, affiliate or agent of the Bank; or that (v) exhibit collateral and credit documentation deficiencies.  The lendable value of commercial real estate of approximately $10.7 million at September 30, 2011 was 71% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged.  In addition, at September 30, 2011, the Bank pledged qualifying investment securities with a collateral value of approximately $5.2 million to secure transaction settlements.

At September 30, 2011, the Bank had short-term funds availability of approximately $221.6 million or 36.8% of Bank assets consisting of borrowing capacity at the FHLB and the FRB, unpledged investment securities, and overnight funds including the balances maintained at the FRB.  The Bank anticipates it will continue to rely primarily on deposits, calls and maturities of investment securities, loan repayments, and funds provided from operations to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources.

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

The Bank’s liquidity risk management program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the board of directors.  The program also contains a Contingency Funding Plan that forecasts funding needs and funding sources under different stress scenarios.  The Contingency Funding Plan approved by the board of directors is designed to respond to an overall decline in the economic environment, the banking industry or a problem specific to our Bank.  A number of different contingency funding conditions may arise which may result in strains or expectation of strains in the Bank’s normal funding activities including customer reaction  to negative news of the banking industry, in general, or us, specifically.  As a result of negative news, some depositors may reduce the amount of deposits held at the Bank if concerns persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s liquidity, funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that activities of the FRB and the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, and stock price.

Since the Company is a holding company and does not conduct independent operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources.  The Company and the Bank are currently not permitted to declare or pay dividends or make any other capital distributions without the prior written approval of the FRB and the OCC, respectively, as successors to the OTS.  The Company funds its expenses from cash deposits maintained in the Bank, which amounted to $2.8 million at September 30, 2011.

At September 30, 2011, the Bank's tangible, core and risk-based capital ratios amounted to 12.95%,12.95% and 22.18%, respectively, compared to OTS (now OCC) capital adequacy standards of 1.5%, 4% and 8%.  However, the Bank Order requires the Bank to achieve and maintain a Tier 1 (core) capital ratio and total risk-based capital ratio of 8% and 12%. In the second quarter of 2011, the Company received $47.6 million in cash from the Bear State investment and Rights Offering, net of offering costs, of which $44.8 million was invested in the Bank.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The $44.8 million capital infusion to the Bank in the second quarter of 2011 resulted in an improvement in the market value of the Bank’s portfolio equity compared to December 31, 2010.  Based on the level of nonperforming assets, competitive pressures on loan and deposit rates, and recent calls and sales of investment securities resulting in a higher level of low yielding cash balances, management anticipates continued pressure on the Bank’s interest rate spread and net interest margin for the fourth quarter of 2011.  However, the runoff or repricing of higher cost maturing liabilities and the deployment of low-yielding cash balances into assets with improved yields will somewhat offset the pressure on the interest rate spread and margin.

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest earning assets and interest bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.  Based on the Bank’s negative static gap position, a rising rate environment is anticipated to negatively affect our interest rate spread and net interest margin. Due to inherent limitations in any static gap analysis and since conditions change on a regular basis, a static gap measure may not reflect future results.  A static gap analysis does not take into consideration such factors as loan prepayments, interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

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

The Company did not repurchase any securities during the third quarter of 2011.  The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the OTS (now OCC).

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date: November 8, 2011	By:	/s/ W. Dabbs Cavin
W. Dabbs Cavin
Chief Executive Officer

Date: November 8, 2011	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer