Form 10-K
period 2011-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2012-03-29
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer  ☐   Accelerated Filer  ☐   Non-accelerated Filer  ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of June 30, 2011, the aggregate value of the 3,380,171 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 15,922,432 shares held by affiliates of the Registrant as a group, was approximately $21.9 million.  This figure is based on the last sales price of $6.48 per share of the Registrant’s Common Stock on June 30, 2011.

Number of shares of Common Stock outstanding as of March 26, 2012:  19,302,603

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (Part III, Items 10 through 14)

First Federal Bancshares of Arkansas, Inc.
Form 10-K
For the Year Ended December 31, 2011

PART I.

Item 1.  Business

GENERAL

First Federal Bancshares of Arkansas, Inc.  First Federal Bancshares of Arkansas, Inc. (the "Company") is an Arkansas corporation originally organized in Texas in January 1996 by First Federal Bank ("First Federal" or the "Bank") for the purpose of becoming a unitary holding company of the Bank.  The Company reincorporated from the State of Texas to the State of Arkansas on July 20, 2011. The significant asset of the Company is the capital stock of the Bank.  The business and management of the Company consists of the business and management of the Bank.  The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time.  Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.  At December 31, 2011, the Company had $579.1 million in total assets, $510.2 million in total liabilities and $68.9 million in stockholders' equity.

The Company’s primary regulator is the Federal Reserve Bank (“FRB”), as successor to the Office of Thrift Supervision (the “OTS”). See “Regulation – Transfer of OTS Powers” below.

The Company's principal executive office is located at the home office of the Bank at 1401 Highway 62-65 North, Harrison, Arkansas 72601, and its telephone number is (870) 741-7641. The Bank also has executive offices at its home office and in Little Rock, Arkansas.

First Federal Bank.  The Bank is a federally chartered stock savings and loan association formed in 1934.  As of December 31, 2011, First Federal conducted business from its main office and seventeen full service branch offices located in a six county area in Arkansas comprised of Benton and Washington counties in Northwest Arkansas; Carroll, Boone, Marion and Baxter counties in Northcentral Arkansas; and a loan production office opened in June 2011 in Little Rock, Arkansas. In February 2012, three full service branches in Northwest Arkansas were closed. First Federal's deposits are insured by the Deposit Insurance Fund ("DIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum extent permitted by law.

The Bank is a community-oriented financial institution offering a wide range of retail and business deposit accounts, including noninterest bearing and interest bearing checking accounts, savings and money market accounts, certificates of deposit, and individual retirement accounts. Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. Other financial services include automated teller machines; 24-hour telephone banking; online banking, including account access, bill payment, and e-statements; mobile banking; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

The Bank is regulated by the Office of the Comptroller of the Currency ("OCC"), which is the Bank's chartering authority and primary regulator, as successor to the OTS. See “Regulation – Transfer of OTS Powers” section below.  The Bank is also regulated by the FDIC, the administrator of the DIF.  The Bank is also subject to certain reserve requirements established by the Board of Governors of the FRB and is a member of the Federal Home Loan Bank ("FHLB") of Dallas.

Cautionary Statement About Forward-Looking Statements
This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company cautions readers not to place undue reliance on any forward-looking statements.  The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  These risks could cause actual results for 2012 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s operating and stock performance.

Employees
The Bank had 186 full-time employees and 35 part-time employees at December 31, 2011, compared to 218 full-time employees and 23 part-time employees at December 31, 2010.   None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

Available Information
The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable on or through its website located at www.ffbh.com after filing with the United States Securities and Exchange Commission (“SEC”). Information on, or accessible through, the Company’s website is not a part of and is not incorporated into this Annual Report on Form 10-K and the inclusion of the Company’s website address in this report is an inactive textual reference.

Competition
The Bank faces strong competition both in attracting deposits and making loans.  Its most direct competition for deposits has historically come from other savings associations, community banks, credit unions and commercial banks.  In addition, the Bank has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities.  The ability of the Bank to attract and retain savings and certificates of deposit depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.  The Bank’s ability to increase checking deposits depends on offering competitive checking accounts and promoting these products through effective channels.  Additionally, the Bank offers convenient hours, locations and online services to maintain and attract customers.

The Bank experiences strong competition for loans principally from savings associations, community banks, commercial banks and mortgage companies.  The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

In the combined market area of Benton, Washington, Carroll, Boone, Marion, and Baxter counties, we had 5.03% of the deposit market share at June 30, 2011 compared to 6.25% at June 30, 2010. Of the thirteen banks in this market area, the Bank is the third largest in the combined market area.

Corporate Overview and Strategic Initiatives

Recapitalization.  On January 27, 2011, the Company and the Bank entered into an Investment Agreement (the “Investment Agreement”) with Bear State Financial Holdings, LLC (“Bear State”) which set forth the terms and conditions of the Recapitalization, which was completed in the second quarter of 2011.  The Recapitalization consisted of the following:

•
The Company amended its Articles of Incorporation to effect a 1-for-5 reverse split (the “Reverse Split”) of the Company’s issued and outstanding shares of common stock. The Reverse Split was effective May 3, 2011. All periods presented in this Form 10-K have been retroactively restated to reflect the Reverse Split.

•
Bear State purchased from the United States Department of the Treasury (“Treasury”) for $6 million aggregate consideration, the Company’s 16,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), including accrued but unpaid dividends thereon, and related warrant dated March 6, 2009 to purchase 321,847 pre-Reverse Split shares of the Company’s common stock at an exercise price of $7.69 per share (pre-Reverse Split) (the “TARP Warrant”), both of which were previously issued to the Treasury through the Troubled Asset Relief Program — Capital Purchase Program. Bear State surrendered the Series A Preferred Stock and the TARP Warrant to the Company. As a result, the Company recorded a $10.5 million discount related to the difference between the fair value of the consideration paid for the Series A Preferred Stock and its book value.

•
The Company sold to Bear State (i) 15,425,262 post-Reverse Split shares (the “First Closing Shares”) of the Company’s common stock at $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, and (ii) a warrant (the “Investor Warrant”) to purchase 2 million post-Reverse Split shares of common stock at an exercise price of $3.00 per share (or $0.60 per share pre-Reverse Split) (the date on which such sale occurred, the “First Closing”).  The First Closing occurred on May 3, 2011. The Investor Warrant has not been exercised as of December 31, 2011, and is scheduled to expire June 27, 2014.

•
Bear State paid the Company aggregate consideration of approximately $46.3 million for the First Closing Shares and Investor Warrant, consisting of (i) $40.3 million in cash, and (ii) Bear State’s surrendering to the Company the Series A Preferred Stock and TARP Warrant for a $6 million credit against the purchase price of the First Closing Shares.

•
The Company completed a stockholder rights offering (the “Rights Offering”) pursuant to which stockholders who held shares of common stock on the record date for the Rights Offering received the right to purchase three (3) post-Reverse Split shares of the Company’s common stock for each one (1) post-Reverse Split share held by such stockholder at $3.00 per share (or $0.60 per share pre-Reverse Split). Bear State agreed to backstop the Rights Offering in the event it was not fully subscribed.  The Rights Offering was completed June 21, 2011, resulting in the issuance of 2,908,071 post-Reverse Split shares.  Because the Rights Offering was fully subscribed, Bear State was not required to backstop the Rights Offering by purchasing any unsubscribed shares from the Company in a second  private placement.

•	In connection with the First Closing, Bear State designated, and the Company appointed, four individuals to serve on the Boards of Directors of the Company and the Bank.

As a result of its participation in the Recapitalization, Bear State owns approximately 82% of the Company’s common stock, assuming exercise of the Investor Warrant.

Regulatory Enforcement Actions. The OCC as successor to the OTS is the primary federal regulator of the Bank.  On April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders impose certain operations restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions. In particular, the Bank must seek the prior non-objection of the OCC before making certain kinds of loans.

The Orders also require the Company and the Bank to take certain actions, including the submission to the OTS of capital plans and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s asset quality and profitability.  The Bank Order specifically required the Bank to achieve and maintain, by December 31, 2010, a Tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12%.  The Bank did not achieve these required levels by December 31, 2010. However, the Bank achieved compliance with the capital requirements of the Orders during the second quarter of 2011 as a result of the Recapitalization.

While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Orders, there can be no assurance that the Company or the Bank will be judged by the regulators to be in full compliance with the Orders, or that efforts to comply with the Orders will not have adverse effects on the operations and financial condition of the Company or the Bank. See “Risk Factors.” In addition, the Bank from time to time may require waivers, amendments, or modifications in order to remain in compliance with the Orders, and there can be no assurance the regulators will grant such relief. Any material failure by the Company and the Bank to comply with the provisions of the Orders could result in further enforcement actions by the FRB and/or the OCC.

Strategic Initiatives.  As a result of the Recapitalization, the Company has taken a number of actions to rehabilitate the Bank, including:

•	Hiring a new president/chief executive officer, chief operating officer, chief lending officer, chief credit officer, and other key members of management:
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

o
J. Russell Guerra, Executive Vice President and the Chief Lending Officer, brings over 20 years of commercial lending, commercial/industrial business development, risk management, regulatory compliance, treasury, interest rate derivative, private banking, financial analysis and risk assessment experience to the Company and the Bank;

o	R. Thomas Fritsche, Jr., Executive Vice President and Chief Credit Officer, has over 25 years of commercial banking experience with several multi-billion dollar financial institutions;
o
A new Regional President for the North Arkansas Region encompassing Harrison, Mountain Home, Yellville, and Berryville; a new Market Manager for the Northwest Arkansas Region; a Little Rock Market President; five experienced commercial lenders; and a General Counsel.

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

Reducing problem assets will remain the top priority for Bank management, as well as examining all areas of the Bank for further improvements.

Lending Activities

General.  At December 31, 2011, the Bank's portfolio of net loans receivable amounted to $331.5 million or 57.2% of the Company's total assets.  The Bank has traditionally concentrated its lending activities on loans collateralized by real estate, with $337.9 million or 95.6% of the Bank's total portfolio of loans receivable ("total loan portfolio") consisting of loans collateralized by real estate at December 31, 2011.

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

To minimize interest rate risk, fixed rate loans with terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market.  The rights to service such loans are typically sold with the loans. This allows the Bank to provide its customers competitive long-term fixed rate mortgage products, which have been the predominant mortgage financial product for residential home buyers recently due to the low rate environment, while not exposing the Bank to undue interest rate risk.  These loans are originated subject to Fannie Mae, Freddie Mac and the specific investor’s underwriting guidelines.  The Secondary Market Department of the Bank typically locks and confirms the purchase price of the loan on the day of the loan application, which protects the Bank from market price movements and ensures that the Bank will receive a fair and reasonable price on the sale of the respective loan.  In 2011 and 2010, the Bank’s secondary market loan sales amounted to $33.8 million and $38.5 million, respectively.  The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans on the secondary market, the Bank periodically sells larger commercial loans or participations in such loans in order to comply with the Bank’s loans to one borrower limit or for credit concentration purposes.  In such situations, the loans are typically sold with servicing retained.  During 2011, such loans sold amounted to approximately $7.0 million. In 2010, loans sold amounted to $1.1 million.  At December 31, 2011 and 2010, the balances of loans sold with servicing retained were approximately $13.4 million and $10.6 million, respectively.   Loan servicing fee income for the years ended December 31, 2011 and 2010 was approximately $24,000 and $27,000, respectively.

The following table shows the Bank's originations, sales, purchases, and repayments of loans held for investment during the periods indicated.

	Year Ended December 31,
	2011	2010
	(In Thousands)

Loans receivable at beginning of period	$414,611	$518,754
Loan originations:
Mortgage loans:
One- to four-family residential	12,537	18,336
Home equity and second mortgage loans	2,740	4,032
Multifamily residential	3,466	666
Commercial real estate	22,140	7,711
Land loans	969	5,551
Construction	4,385	7,531
Commercial loans	3,800	2,913
Consumer:
Automobile	1,621	1,520
Other	2,630	4,092
Total loan originations(1)	54,288	52,352
Loan purchases	4,000	--
Repayments	(83,135)	(115,044)
Loan sales	(7,000)	(1,105)
Charge-offs and transfers to REO	(29,256)	(40,346)
Net loan activity	(61,103)	(104,143)
Loans receivable at end of period(2)	$353,508	$414,611

(1)
Includes loans which the borrower refinanced with the Bank of $3.1 million and $17.6 million for each of the years ended December 31, 2011 and 2010, respectively. Specifically, for the year ended December 31, 2010, refinanced loans represented $6.3 million of commercial real estate originations and $4.7 million of land loan originations.

(2)	Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

Loans to One Borrower.  A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  At December 31, 2011, the Bank's limit on loans to one borrower was approximately $13.0 million compared to $9.2 million at December 31, 2010.  At December 31, 2011, the Bank's largest loan or group of loans to one borrower, including persons or entities related to the borrower, amounted to $9.0 million, including undisbursed loan funds.  The Bank's ten largest loans or groups of loans to one borrower, including persons or entities related to the borrower, including unfunded commitments, totaled $63.8 million at December 31, 2011.  Of the $63.8 million, 7 loans totaling $7.7 million related to two borrowers were on nonaccrual status at December 31, 2011.  See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

One- to Four-Family Residential Real Estate Loans.  At December 31, 2011, $183.2 million or 51.8% of the Bank's total loan portfolio consisted of one- to four-family residential real estate loans.   Of the $183.2 million of such loans at December 31, 2011, $124.7 million or 68.1% had adjustable rates of interest (including $14.7 million of seven-year adjustable rate loans) and $58.5 million or 31.9% had fixed rates of interest. At December 31, 2011, the Bank had $11.7 million of nonaccrual one- to four-family residential real estate loans and $6.4 million of one- to four-family residential real estate loans 30-89 days delinquent not on nonaccrual status.  See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank currently originates both fixed rate and adjustable rate one- to four-family residential mortgage loans to be sold into the secondary market.  The Bank's fixed rate loans to be held in portfolio are typically originated as simple interest loans with a balloon maturity of up to five years and an amortization period not to exceed fifteen years.  The Bank's one- to four-family loans are typically originated under terms, conditions and documentation that permit them to be sold to U.S. Government-sponsored agencies such as Fannie Mae or Freddie Mac.  The Bank's residential loans typically include "due on sale" clauses.

As of December 31, 2011, the Bank's portfolio included adjustable rate mortgage loans that provide for an interest rate which adjusts every one, three, five or seven years in accordance with a designated index plus a margin.  Such loans are typically based on a 15-, 20-, 25- or 30-year amortization schedule.  The amount of any increase or decrease in the interest rate per one- or three-year period is generally limited to 2%, with a limit of 6% over the life of the loan.  The Bank’s five-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 3%, with a limit of 6% over the life of the loan.  The Bank's seven-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 5%, with a limit of 5% over the life of the loan.  The Bank's adjustable rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties, do not provide for negative amortization and typically contain "due on sale" clauses. The Bank generally underwrote its one- and three-year adjustable rate loans on the basis of the borrowers’ ability to pay at the rate after the first interest rate adjustment.  Adjustable rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

The Bank’s residential mortgage loans generally do not exceed 80% of the lesser of purchase price or appraised value of the collateral. However, pursuant to the underwriting guidelines adopted by the board of directors, the Bank may lend up to 100% of the value of the property securing a one- to four-family residential loan with private mortgage insurance or other similar protection to support the portion of the loan that exceeds 80% of the value.  The Bank may, on occasion, extend a loan up to 90% of the value of the secured property without private mortgage insurance coverage.  However, these exceptions are minimal and are only approved on loans with exceptional credit scores, sizeable asset reserves, or other compensating factors.

Home Equity and Second Mortgage Loans.   At December 31, 2011, $12.5 million or 3.5% of the Bank’s total loan portfolio consisted of home equity and second mortgage loans.  At December 31, 2011, the unused portion of home equity lines of credit was $3.5 million.  At December 31, 2011, the Bank had nonaccrual home equity and second mortgage loans totaling $764,000.  See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank’s home equity and second mortgage loans are fixed rate loans with fully amortized terms of up to fifteen years, variable rate interest-only loans with terms up to three years, or home equity lines of credit.  The variable rate loans are typically tied to the Wall Street Journal Prime Rate (“Prime Rate”), plus a margin commensurate with the risk as determined by the borrower’s credit score.  Although the Bank no longer offers balloon maturities longer than five years, at December 31, 2011, the Bank’s portfolio included loans with balloon maturities of five, seven, and ten years.  The home equity lines of credit are typically either fixed rate for a term of no longer than one year or variable rate with terms up to five years.  The Bank generally limits the total loan-to-value on these mortgages to 90% of the value of the secured property if the Bank holds the first mortgage and 80% if the first mortgage is held by another party.

Multifamily Residential Real Estate Loans.  At December 31, 2011, $20.5 million or 5.8% of the Bank's total loan portfolio consisted of loans collateralized by existing multifamily residential real estate properties.  At December 31, 2011, the Bank had nonaccrual multifamily real estate loans of $4.6 million.  See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank has originated both fixed rate and adjustable rate multifamily loans.  Fixed rate loans are generally originated with amortization periods not to exceed 30 years, and typically have balloon periods of three, five or seven years.  Adjustable rate loans are typically amortized over terms up to 30 years, with interest rate adjustments every three to seven years.  Loan-to-value ratios on the Bank's multifamily real estate loans are currently limited to 80%.  It is also the Bank's general policy to obtain corporate or personal guarantees, as applicable, on its multifamily residential real estate loans from the principals of the borrower.

Multifamily real estate lending typically entails additional risks as compared with one- to four-family residential property lending.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multifamily real estate as well as regional and economic conditions generally.

Commercial Real Estate Loans.  At December 31, 2011, $95.9 million or 27.1% of the Bank's total loan portfolio consisted of loans collateralized by existing commercial real estate properties.  At December 31, 2011, the Bank had nonaccrual commercial real estate loans of $13.2 million. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the Bank’s commercial real estate loans are collateralized by properties such as office buildings, strip and small shopping centers, churches, convenience stores, mini-storage facilities and hotels/motels. The Bank underwrites commercial real estate loans specifically in relation to the type of property being collateralized.  Sustainable cash flows and occupancy rates are primary considerations when underwriting these loans. Loans to borrowers that are corporations, limited liability companies, trusts, or other such legal entities are also typically personally guaranteed by the principals of the respective entity.  The financial strength of the individuals who are personally guaranteeing the loan is also a primary underwriting factor.

Regulatory guidelines and the Bank’s policy require that properties securing commercial real estate loans are appraised by licensed real estate appraisers pursuant to state licensing requirements and federal regulations.  The Bank considers the quality and location of the real estate, the creditworthiness of the borrower, the cash flow of the project, and the quality of management involved with the property.  As part of the underwriting of these loans, the Bank prepares a cash flow analysis that includes a vacancy rate projection, expenses for taxes, insurance, maintenance and repair reserves as well as debt coverage ratios.  The Bank’s commercial real estate loans are generally originated with amortization periods not to exceed 25 years.  Generally, the Bank has structured these on three to ten year balloon terms. Recently and to the extent possible, the Bank has made or renewed these credits at variable rates priced with a margin tied to the Prime Rate commensurate with the risk of the credit.  The Bank attempts to keep maturities of these credits short as possible in order to enable the Bank to better manage its interest rate sensitivity during this low rate environment.

Commercial real estate lending entails additional risks as compared to the Bank’s one- to four-family residential property loans. The repayment on such loans is typically dependent on the successful operation of the real estate project, which is sensitive to changes in supply and demand conditions in the market for commercial real estate, and on regional and economic conditions.

Land Loans.  Land loans include loans for the acquisition or refinancing of land for consumer or commercial purposes.  This segment of the portfolio totaled $14.4 million, or 4.1% of the Bank’s total loan portfolio, as of December 31, 2011.  Generally, these loans are collateralized by properties in the Bank’s market areas. At December 31, 2011, the Bank had nonaccrual land loans totaling $2.8 million.  See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Construction Loans.  At December 31, 2011, construction loans, including land development loans, amounted to $11.4 million or 3.2% of the Bank’s total loan portfolio. The portfolio consists of six owner occupied single family residential construction loans totaling $928,000, eleven speculative single family residential construction loans totaling $1.5 million, two multifamily construction loans totaling $8.4 million and one land development loan of $622,000 that is on nonaccrual at December 31, 2011. The land development loan paid off in January 2012.

The Bank’s construction loans generally have fixed interest rates or variable rates that float with the Prime Rate and have typically been issued for terms of six to eighteen months. However, the Bank has originated construction loans with terms up to two years.  This practice has generally been limited to larger projects that could not be completed in the typical six- to eighteen-month period.  Construction loans were typically made with a maximum loan-to-value ratio of 80% on an as-completed basis.

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

The Bank has made construction loans to local builders for the purpose of construction of speculative (or unsold) residential properties, and for the construction of pre-sold one- to four-family homes.  These loans were subject to credit review, analysis of personal and, if applicable, corporate financial statements, and an appraisal of the property. Loan proceeds are disbursed during the construction term after a satisfactory inspection of the project has been made based upon percentage of completion.  Interest on these construction loans is due monthly.  The Bank may extend the term of a construction loan if the property has not been sold by the maturity date.

Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential loans.  This is due, in part, to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders.  In addition, construction loans to a builder for construction of homes that are not pre-sold possess a greater potential risk to the Bank than construction loans to individuals on their personal residences or on houses that are pre-sold prior to the inception of the loan.  The Bank analyzed each borrower involved in speculative building and limited the principal amount and number of unsold speculative homes at any one time with such borrower.  At December 31, 2011, the Bank had no nonaccrual speculative one- to four-family construction loans.  See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Commercial Loans.  The Bank also offers secured and unsecured commercial loans.  Secured commercial loans are primarily secured by equipment, inventory and accounts receivable.  At December 31, 2011, such loans amounted to $7.6 million or 2.2% of the total loan portfolio.  At December 31, 2011, the Bank had nonaccrual commercial loans of $72,000.  See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank's commercial loans are originated with fixed and variable interest rates and maturities between one and five years.  These loans are typically based on a maximum fifteen year amortization schedule.

Consumer Loans.  The consumer loans offered by the Bank primarily include automobile loans, deposit account secured loans, and unsecured loans.  Consumer loans amounted to $8.0 million or 2.3% of the total loan portfolio at December 31, 2011, of which $2.5 million and $5.5 million consisted of automobile loans and other consumer loans, respectively.  The Bank intends to continue its emphasis on consumer loans in furtherance of its role as a community-oriented financial institution.  At December 31, 2011, the Bank had nonaccrual consumer loans of $98,000.  See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank's automobile loans are typically originated for the purchase of new and used cars and trucks.  Such loans are generally originated with a maximum term of five years.  The Bank does offer extended terms on automobile loans to some customers based upon their creditworthiness and the age of the vehicle.

Other consumer loans consist primarily of deposit account loans and unsecured loans.  Loans secured by deposit accounts are generally originated for up to 95% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the deposit account balance.

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

Deposits.  The Bank's deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts and term certificate accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, early withdrawal penalties and the interest rate.

The Bank considers its primary market area to be Northcentral and Northwest Arkansas.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits.  The Bank does not advertise for retail deposits outside of its primary market area and management believes that non-residents of Arkansas held an insignificant number of deposit accounts at December 31, 2011.  Services of deposit brokers have been used on a limited basis with less than 1% of deposits at December 31, 2011, obtained through a broker. In addition, the Bank uses non-brokered institutional internet certificates of deposit as an additional source of funds to augment the retail CD market.  At December 31, 2011, internet certificates of deposit were 5.2% of deposits.

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

Borrowed funds.  The Bank utilizes FHLB advances in its normal operating and investing activities.  The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans.  Pledged collateral is held in the custody of the FHLB.  Currently, based on the Bank’s restricted status with FHLB, the Bank may borrow only short-term FHLB advances with maturities up to thirty days.

At December 31, 2011, the Bank’s additional borrowing capacity with the FHLB was $57.8 million, comprised of qualifying loans collateralized by first-lien one- to four-family residences with a collateral value of $64.5 million less outstanding advances at December 31, 2011 of $6.7 million.

The Bank is currently operating under restricted status at the FHLB whereby the FHLB has custody and endorsement of the loans that collateralize outstanding borrowings with the FHLB.  Qualifying loans (i) must not be 90 days or more past due; (ii) must not have been in default within the most recent twelve-month period, unless such default has been cured in a manner acceptable to the FHLB; (iii) must relate to real property that is covered by fire and hazard insurance in an amount at least sufficient to discharge the mortgage loan in case of loss and as to which all real estate taxes are current; (iv) must not have been classified as substandard, doubtful, or loss by the Bank’s regulating authority or the Bank; and (v) must not secure the indebtedness to any director, officer, employee, attorney, or agent of the Bank or of any FHLB.  The FHLB currently allows an aggregate collateral value on the qualifying loans of approximately 75% of the outstanding balance of the loans pledged to the FHLB.

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. In addition to investments in service corporations, the Bank is permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which the Bank may engage directly.  The Bank's only subsidiary, First Harrison Service Corporation (the "Service Corporation"), was formed in 1971.  At December 31, 2011, the Service Corporation was inactive.

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

Transfer of OTS Powers. Effective July 21, 2011, one year after the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), signed into law on July 21, 2010, the OTS was eliminated and its powers transferred to the FDIC, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Bank (“FRB”). The OCC assumed supervisory oversight of federal savings associations and became the primary regulator of the Bank.  The FRB assumed oversight of all savings and loan holding companies and will become the primary regulator of the Company.

The Company

General.  The Company, as a savings and loan holding company within the meaning of the Home Owners’ Loan Act ("HOLA"), has registered with the FRB and is subject to FRB regulations, examinations, supervision and reporting requirements.  As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

Holding Company Acquisitions.  Federal law generally prohibits a savings and loan holding company, without prior FRB approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof which is not a subsidiary.  These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OCC.

Holding Company Activities.  There are generally no restrictions on the activities of a savings and loan holding company, such as the Company, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”).  However, if the OCC determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OCC may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends; (ii) transactions between or among its affiliates; and (iii) any activities that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.  Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (“QTL”) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

The activities financial holding companies may engage in include:

▪	lending, exchanging, transferring or investing for others, or safeguarding money or securities;
▪	insuring, guaranteeing or indemnifying others, issuing annuities, and acting as principal, agent or broker for purposes of the foregoing;
▪	providing financial, investment or economic advisory services, including advising an investment company;
▪	issuing or selling interests in pooled assets that a bank could hold directly;
▪	underwriting, dealing in or making a market in securities; and
▪	merchant banking activities.

Every savings institution subsidiary of a savings and loan holding company is required to give the OCC at least 30 days’ advance notice of any proposed dividends to be made on its guaranteed, permanent or other nonwithdrawable stock, or else such dividend will be invalid.

Restrictions on Transactions with Affiliates.   Transactions between a savings institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and OCC regulations.  Affiliates of a savings institution generally include, among other entities, the savings institution’s holding company and companies that are controlled by or under common control with the savings institution.  Generally, Section 23A (i) limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the association or subsidiary as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the HOLA prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2011, the Bank was in compliance with the above restrictions.  The Company Order prohibits the Company from engaging in transactions with the Bank except exempt transactions under 12 CFR 223 and intercompany cost-sharing transactions and tax sharing transactions without the prior written non-objection of the OCC and the FRB.

The Bank

General.  The OCC has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, savings institutions are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC and the FDIC.  The last regulatory examination of the Bank by the OCC was a joint exam with the FDIC conducted in the fourth quarter of 2011.  Federal laws and regulations prescribe the investment and lending authority of savings institutions, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.

The OCC's enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.

Insurance of Accounts. FDIC insurance covers all deposit accounts, including checking and savings accounts, money market deposit accounts and certificates of deposit. FDIC insurance does not cover other financial products and services that banks may offer, such as stocks, bonds, mutual fund shares, life insurance policies, annuities or securities.  The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. From December 31, 2010 through December 31, 2012, at all FDIC-insured institutions, deposits held in noninterest-bearing transaction accounts will be fully insured regardless of the amount in the account. On November 9, 2010, the FDIC adopted a final rule of the Dodd-Frank Act which provides unlimited FDIC insurance for only noninterest-bearing transaction accounts in all banks effective December 31, 2010 and continuing through December 31, 2012.  On December 22, 2010, Congress passed a bill authorizing the FDIC to expand the unlimited FDIC insurance to lawyers trust accounts for 2011-2012.  The Dodd-Frank Act also permanently increases deposit insurance coverage to $250,000 per depositor.

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”).

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances that would result in termination of the Bank's deposit insurance.

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

FDIC insurance expense totaled $1.4 million and $1.9 million in 2011 and 2010, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds.

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

On November 9, 2010, the FDIC adopted a final rule of the Dodd-Frank Act which provides unlimited FDIC insurance for only noninterest-bearing transaction accounts in all banks effective December 31, 2010 and continuing through December 31, 2012.  On December 22, 2010, Congress passed a bill authorizing the FDIC to expand the unlimited FDIC insurance to lawyers trust accounts for 2011-2012.  The Dodd-Frank Act also permanently increases deposit insurance coverage to $250,000 per depositor.

Regulatory Capital Requirements.  Federally insured savings institutions are required to maintain minimum levels of regulatory capital.  The OCC has established capital standards applicable to all savings institutions.  These standards generally must be as stringent as the comparable capital requirements imposed on national banks.  The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OCC capital standards require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 4.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets.  Capital regulations define core capital and tangible capital as equity in accordance with GAAP, adjusted for unrealized gains and losses on certain available for sale securities, less investments in nonincludable subsidiaries, less goodwill and other intangible assets, less certain nonqualifying equity instruments, plus noncontrolling interests in includable consolidated subsidiaries, plus nonwithdrawable deposits of mutual associations  Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not materially affect the Bank's regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital.  Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets.  In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets.  The risk weights assigned by the OCC for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multifamily residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

Prompt Corrective Action.  The OCC is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution’s degree of undercapitalization.  The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

At December 31, 2011, the Bank had total risk-based, tier 1 risk-based, and tier 1 leverage ratios of 19.62%, 18.32% and 11.22% which would have satisfied the “well capitalized” criteria set forth in the table above.  The OCC may reclassify an institution to a lower capital category based on various supervisory criteria, including a formal agreement for increased capital levels.  An “adequately capitalized” institution is subject to restrictions on deposit rates under the FDIC’s brokered deposit rule which covers, in some circumstances, deposits solicited directly by the institution.  As a result of the Bank Order, the Bank was required to raise its tier 1 core capital and Total Risk-Based Capital Ratios to 8% and 12%, respectively, by December 31, 2010.  The Bank did not achieve these required levels by December 31, 2010. However, the Bank achieved compliance with the capital requirements of the Orders during the second quarter of 2011 as a result of the Recapitalization.

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

Currently, the QTL test requires either (i) that a savings association qualifies as a domestic building and loan association as defined in Section 7701 (a)(19) of the Internal Revenue Code of 1986, as amended, (the “Code”) or (ii) that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; educational loans; small business loans; loans made through credit cards or credit card accounts; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC.  In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; investments in a service corporation that derives at least 80% of its gross revenues from activities related to domestic or manufactured residential housing; 200% of the amount of loans and investments in “starter homes”; 200% of the amount of certain loans in “credit-needy” areas; loans for the purchase, construction, development, or improvements of “community service facilities” not in credit-needy areas; loans for personal, family, or household purchases (other than those in the includable without limit category); and stock issued by the FHLMC or the FNMA.  Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets.  At December 31, 2011, the qualified thrift investments of the Bank were approximately 77.31% of its portfolio assets.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At December 31, 2011, the Bank had $6.7 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the sum of 0.05% of total assets as of the previous December 31 and 4.10% of outstanding advances.  At December 31, 2011, the Bank had $576,000 in FHLB stock, which was in compliance with this requirement.  No ready market exists for such stock and it has no quoted market value.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits.  As of December 31, 2011, no reserves were required to be maintained on the first $10.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $48.1 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% against all remaining net transaction accounts.  Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

TAXATION
Federal Taxation

General.  The Company and the Bank are subject to the generally applicable corporate tax provisions of the Code, and the Bank is subject to certain additional provisions of the Code that apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Bank and is not a comprehensive discussion of the tax rules applicable to the Company and the Bank.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders.  The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  Distribution of a cash dividend by a thrift institution to a shareholder is treated as made:  first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper.  To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves.  As of December 31, 2011, the Bank's pre-1988 reserves for tax purposes totaled approximately $4.2 million.

Minimum Tax.  The Code imposes an alternative minimum tax at a rate of 20%.  The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount.  Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).  Generally, only 90% of AMTI can be offset by net operating loss carrybacks and carryforwards.

Net Operating Loss Carryovers.  A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2011, the Bank had a $9.3 million NOL for federal income tax purposes that will be carried forward. The federal NOL was limited based on Bear State’s investment in the Company as it constituted an “ownership change” as defined in the Code. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.  The annual limit under Section 382 is approximately $405,000.

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

Deferred Taxes.  A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2011 and December 31, 2010. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•	The Company has a long history of earnings profitability prior to 2009.
•	Future reversals of certain deferred tax liabilities.

As part of its analysis, the Company considered the following negative evidence:

•	The Company recorded a net loss in 2009, 2010 and 2011.
•	The Company may not meet its projections concerning future taxable income.
•	Limitations on the Company’s ability to utilize its pre-change NOLs and certain recognized built-in losses to offset future taxable income pursuant to Section 382 of the Internal Revenue Code.

At December 31, 2011, and December 31, 2010, based on the negative evidence presented, the Company determined that a valuation allowance relating to both the federal and state portion of our deferred tax asset was necessary.  In addition, the determination for the state deferred tax asset included negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $20.1 million and $4.8 million at December 31, 2011 were recorded for the federal deferred tax asset and the state deferred tax asset, respectively.

Other Matters.  The Bank's federal income tax returns for the tax years ended December 31, 2008 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

The Bank is subject to the Arkansas corporation income tax, which is a progressive rate up to a maximum of 6.5% of all taxable earnings.

The Company is incorporated under Arkansas law and, accordingly, is subject to the Arkansas Franchise Tax.  The Arkansas Franchise Tax is based on the par value of the issued and outstanding capital stock of the Company.

Item 1A.                       Risk Factors

You should carefully read and consider the risk factors described below as well as other information included in this Annual Report on Form 10-K and the information contained in other filings with the SEC.  Any of these risks, if they actually occur, could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations and prospects.  Additional risks and uncertainties not presently known by us or that we currently deem to be immaterial may materially and adversely affect us.

The failure of the Company and/or the Bank to comply with applicable regulatory requirements and regulatory enforcement actions could result in further restrictions and enforcement actions.

The Bank is subject to supervision and regulation by the OCC and FDIC and the Company is subject to supervision and regulation by the FRB.  As a federally chartered stock savings and loan association, the Bank’s good standing with its regulators is of fundamental importance to the continuation of its business and the business of the Company.  On April 12, 2010, the Company and the Bank both consented to the Orders issued by the OTS.  The Orders required the Company and the Bank to, among other things, file with the OTS an updated business plan and capital plan and submit to the OTS (OCC and FRB effective July 21, 2011), on a quarterly basis with respect to the business plan and monthly with respect to the capital plan, variance reports related to the plans.  The Orders impose certain operations restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions. In particular, the Bank must seek the prior non-objection of the OCC before making certain kinds of loans.   We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Orders, and we will incur ongoing expenses attributable to compliance with the terms of the Orders.  In addition, the OCC and FRB must approve any deviation from our business plan, which could limit our ability to make any changes to our business, which could negatively impact the scope and flexibility of our business activities.

While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Orders, the Company and the Bank may be unable to comply fully with the Orders, and efforts to comply with the Orders may have adverse effects on the operations and financial condition of the Company or the Bank. In addition, the Bank from time to time may require waivers, amendments, or modifications in order to remain in compliance with the Orders, and the regulators may not grant such relief. Any material failure by the Company and the Bank to comply with the provisions of the Orders could result in further enforcement actions by the FRB and/or the OCC which could impact our ability to operate in the normal course of business and, thereby, adversely affect our results of operations.

Future bank failures across the country could significantly increase FDIC premiums.

Recent difficult economic conditions have resulted in higher bank failures and expectations of future bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits (which have recently been increased) using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding. Recent bank failures have substantially depleted the insurance fund of the FDIC and reduced the fund's ratio of reserves to insured deposits.  If the FDIC elects to increase deposit insurance premiums and assessments, non-interest expense could increase significantly.

Future bank failures in local markets could cause large sales of bank-owned properties, reducing the value of our REO, resulting in additional losses, costs and expenses that may negatively affect the Company’s operations.

Further bank failures in the Bank’s geographic regions could adversely impact the value of real estate owned. Declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of real estate loans and resulted in significant write-downs of assets by many financial institutions in our markets.  Future bank failures in the areas in which we operate would exacerbate these conditions. Such effects may be particularly pronounced in a market like Northwest Arkansas with reduced real estate values and excess inventory, which may make the disposition of REO properties more difficult, increase maintenance costs and expenses, and reduce the Company’s ultimate realization from any REO sales. At December 31, 2011 and 2010, the Company had $28.1 million and $44.7 million of REO, respectively. As the amount of REO in our market areas increases, the Company’s losses and the costs and expenses of maintaining the real estate will likewise increase. Any additional increase in losses, and maintenance costs and expenses due to REO could have a material adverse impact on the Company’s business, results of operations and financial condition.

The current economic environment poses significant challenges for us and could continue to adversely affect the Company’s financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by the Bank and other financial institutions.  Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could continue to have an adverse effect on the Bank’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial services industry.  For example, further deterioration in local economic conditions in the Company’s markets could drive losses beyond that which is provided for in its allowance for loan losses or could require further write-downs of the Bank’s real estate owned.  The Company may also face the following risks in connection with these events:

▪
Economic conditions in the markets in which we operate that negatively affect housing prices and the job market have resulted, and may continue to result, in deterioration in credit quality of the Bank’s loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business and financial condition.

▪	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.
▪
The processes the Company uses to estimate the allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

▪
The Bank’s ability to assess the creditworthiness of its customers may be impaired if the processes and approaches it uses to select, manage, and underwrite its customers become less predictive of future charge-offs.

▪
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

We have a high percentage of nonperforming loans and classified assets relative to total assets.  If the allowance for loan losses is not sufficient to cover actual loan losses, results of operations will be adversely affected.

At December 31, 2011, nonperforming loans totaled $34.0 million, representing 9.7% of total loans and 5.9% of total assets. At December 31, 2011, real estate owned totaled $28.1 million or 4.9% of total assets. As a result, the Company’s total nonperforming assets amounted to $62.5 million or 10.8% of total assets at December 31, 2011. Further, assets classified by management as substandard, including nonperforming loans and real estate owned, totaled $103.1 million, representing 17.8% of total assets.  At December 31, 2011, the allowance for loan losses was $20.8 million, representing 60.6% of nonperforming loans.  In the event loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, significant loan losses could result, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Based on these factors, management makes various assumptions and judgments about the ultimate collectability of the respective loan portfolios.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and management must make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, the Board of Directors and the OCC periodically review the allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. The OCC’s judgments may differ from management.  While we believe that the allowance for loan losses is adequate to cover current losses, we may determine that we need to increase the allowance for loan losses or regulators may require an increase in the allowance. Either of these occurrences could materially and adversely affect the Company’s financial condition and results of operations. Any further increases to the allowance for loan losses and operating losses could negatively impact capital levels and make it more difficult to maintain the capital levels set forth in the Bank Order.

A portion of the loan portfolio is related to commercial real estate, construction, commercial business and consumer lending activities and certain loans are secured by vacant or unimproved land. Uncertainties related to these lending activities may negatively impact these loans and could adversely impact results of operations.

As of December 31, 2011, approximately 30% of loans were related to commercial real estate and construction projects. Commercial real estate and construction lending generally is considered to involve a higher degree of risk than single family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  The loan portfolio also includes commercial business loans to small- to medium-sized businesses, which generally are secured by various equipment, machinery and other corporate assets, and a variety of consumer loans, including automobile loans, deposit account secured loans and unsecured loans.  Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.  In addition, a portion of the loan portfolio is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved one- to four-family residential property.  Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are susceptible to adverse conditions in the real estate market and local economy.  Uncertainties related to these lending activities could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations.

We have had losses in recent periods and may be unable to return to profitability in the near future which would adversely affect our stock price.

We incurred net losses available to common stockholders of $8.5 million and $4.9 million for the years ended December 31, 2011 and 2010, respectively.  A return to profitability will depend on our ability to implement our business plan and reduce credit losses and other real estate owned losses and write-downs in the future, which will depend, in part, on whether economic conditions in our markets improve.  We may be unsuccessful in executing our business plan. Further, even if we successfully implement the business plan, we may be unable to curtail losses now or in the future.  If we continue to incur significant operating losses, our stock price may decline.

We experienced an ownership change in connection with the investment by Bear State which resulted in a limitation of the use of net operating losses.

The Recapitalization constituted as an “ownership change” as defined for U.S. federal income tax purposes. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.

At December 31, 2011, the Bank had a $9.3 million NOL for federal income tax purposes that will be carried forward.  The Company experienced a permanent loss of approximately $5.7 million of its NOLs to offset future taxable income.

We are heavily regulated, and that regulation could limit or restrict our activities and adversely affect the Company’s financial condition.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the OCC, the FRB and the FDIC.  Compliance with these regulations is costly and may restrict some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices.  The regulators’ interpretation and application of relevant regulations are beyond our control and may change rapidly and unpredictably.  Banking regulations are primarily intended to protect depositors.  The regulations to which we are subject may not always be in the best interest of investors.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Over the past several years, the U.S. financial regulators responding to directives of the Obama Administration and Congress have intervened on an unprecedented scale. New legislative proposals continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including with respect to compensation, interest rates and the effect of bankruptcy proceedings on consumer real property mortgages. Further, federal and state regulatory agencies may adopt changes to their regulations and/or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulation to us. Compliance with current and potential regulation and scrutiny may significantly increase costs, impede the efficiency of internal business processes, require us to increase regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance. Additionally, evolving regulations concerning executive compensation may impose limitations that affect our ability to compete successfully for executive and management talent.

In addition, given the current economic and financial environment, our regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have discretion in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of our assets quality differs from ours, we may be required to take additional charges that would have the effect of materially reducing our earnings, capital ratios and stock price.

The U.S. Congress passed the Dodd-Frank Act on July 21, 2010, which includes sweeping changes in the banking regulatory environment.  The Dodd-Frank Act changed our primary regulator and may, among other things, restrict or increase the regulation of certain business activities and increase the cost of doing business. While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than us, and some will affect only institutions with different charters than us or institutions that engage in activities in which we do not engage, it will likely increase our regulatory compliance burden and may have other adverse effects on us, including increasing the costs associated with regulatory examinations and compliance measures. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on us is still undetermined, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations.

Further, the U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulation or policies, including the Dodd-Frank Act, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the regulatory changes that may be borne out of the current economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations and other institutions. We cannot predict whether additional legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations.

We could be materially and adversely affected if we or any of our officers or directors fail to comply with bank and other laws and regulations.

The Company and the Bank are subject to extensive regulation by U.S. federal and state regulatory agencies and face risks associated with investigations and proceedings by regulatory agencies, including those that we may believe to be immaterial. Like any corporation, we are also subject to risk arising from potential employee misconduct, including non-compliance with policies. Any interventions by authorities may result in adverse judgments, settlements, fines, penalties, injunctions, suspension or expulsion of our officers or directors from the banking industry or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the industry. Significant regulatory action against us or our officers or directors could materially and adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings.  Approximately 46% of loans had variable rates as of December 31, 2011, which means that interest income will generally decrease in lower rate environments and rise in higher rate environments.  Changes in the general level of interest rates can affect net interest income by affecting the difference between the weighted average yield earned on interest earning assets and the weighted average rate paid on interest bearing liabilities, or interest rate spread, and the average life of interest earning assets and interest bearing liabilities.  Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.  In particular, the Company had $62.1 million of investment securities at December 31, 2011, all of which were classified as available for sale.  At December 31, 2011, the investment securities portfolio had a net unrealized gain of $898,000 given the current low interest rate environment.  A significant and prolonged increase in interest rates will have a material adverse effect on the fair value of the investment securities portfolio and, accordingly, stockholders’ equity.  Results of operations may be adversely affected during any period of changes in interest rates due to a number of factors which can have a material adverse impact on the Bank’s interest rate risk position.  Such factors include among other items, call features and interest rate caps and floors on various assets and liabilities, prepayments, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

We may incur increased employee benefit costs which could have a material adverse effect on our financial condition and results of operations.

The Bank is a participant in the multiemployer Pentegra DB Plan (the “Pentegra DB Plan”).  Since the Pentegra DB Plan is a multiemployer plan, contributions of participating employers are commingled and invested on a pooled basis without allocation to specific employers or employees. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. In addition, if a participating employer stops contributing to the plan, the unfunded obligations of the multiemployer plan may be borne by the remaining participating employers.

On April 30, 2010, the Board of Directors of the Bank elected to freeze the Pentegra DB Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra DB Plan and closing the Pentegra DB Plan to new participants as of that date. The Pentegra DB Plan is noncontributory and prior to July 1, 2010 covered substantially all employees. Since July 1, 2010, the Bank has continued to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan.  The level of amortization charges is determined by the Pentegra DB Plan's funding shortfall, which is determined by comparing the Pentegra DB Plan’s liabilities to the Pentegra DB Plan’s assets.  Based on the level of interest rates and Pentegra DB Plan assets, the funding shortfall increased, resulting in increased amortization charges effective both July 1, 2010 and July 1, 2011.  Future pension funding requirements, and the timing of funding payments, are also subject to changes in legislation. Based on factors that influence the levels of plan assets and liabilities, such as the level of interest rates and the performance of plan assets, it is reasonably possible that events could occur that would materially change the estimated amount of the Bank’s required contribution in the near term. Additionally, if the Bank were to terminate its participation in the Pentegra DB Plan, the Bank could incur a significant withdrawal liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

We face strong competition that may adversely affect our profitability.

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including commercial banks, savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies.  We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers.  Many of our competitors are larger financial institutions with substantially greater resources, lending limits, and larger branch systems. These competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.  Competition from both bank and non-bank organizations will continue. Our inability to compete successfully could adversely affect profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Our ability to successfully compete may be reduced if we are unable to make technological advances.

The banking industry is experiencing rapid changes in technology.  In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs.  As a result, our future success will depend in part on our ability to address our customers’ needs by using technology.  We may be unable to effectively develop new technology-driven products and services and may be unsuccessful in marketing these products to our customers.  Many of our competitors have greater resources than we have to invest in technology. Any failure to keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

The market price of our common stock has been volatile in the past and may fluctuate significantly as a result of a variety of factors, many of which are beyond our control.  These factors include, in addition to those described in elsewhere in this Annual Report on Form 10-K:

·	actual or anticipated quarterly or annual fluctuations in our operating results, cash flows and financial condition;

·	changes in earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

·	speculation in the press or investment community generally or relating to our reputation or the financial services industry;

·	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

·	fluctuations in the stock price and operating results of our competitors;

·	future issuances or re-sales of our equity or equity-related securities, or the perception that they may occur;

·	proposed or adopted regulatory changes or developments;

·	anticipated or pending investigations, proceedings, or litigation or accounting matters that involve or affect us;

·	domestic and international economic factors unrelated to our performance; and

·	general market conditions and, in particular, developments related to market conditions for the financial services industry.

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

As a result of the lower trading volume of our common stock and its susceptibility to market price volatility, stockholders may not be able to resell their shares at times, volumes or prices they find attractive.

Bear State holds a controlling interest in our common stock and may have interests that differ from the interests of our other stockholders.

Bear State owns approximately 82% of our common stock (after taking into account the assumed exercise of the Investor Warrant) and designated five of eight members for appointment to our Board of Directors. As a result, Bear State is able to control the election of directors, to determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to our stockholders for approval. Such transactions may include mergers and acquisitions, sales of all or some of the Company’s assets or purchases of assets, and other significant corporate transactions. Bear State also has sufficient voting power to amend our organizational documents.

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

As a controlled company, we are exempt from certain NASDAQ corporate governance requirements, and holders of our common stock may not have all the protections that these rules are intended to provide.

Our common stock is currently listed on the NASDAQ Global Market. NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under NASDAQ’s rules, if an individual or another entity owns more than 50% of the voting power for the election of directors of a listed company, that company is considered a “controlled company” and is exempt from rules relating to independence of the board of directors and the compensation and nominating committees. We are a controlled company because Bear State owns more than 50% of our voting power for the election of directors. Accordingly, we are exempt from certain corporate governance requirements, and holders of our common stock may not have all the protections that these rules are intended to provide.

We are prohibited from paying dividends or repurchasing common stock and may not be able to resume such activities even if permitted by our regulators.

Under the Company Order, we may not pay dividends on our common stock or repurchase shares of our common stock without the prior written non-objection of the FRB.  We cannot determine at this time if or when we would be able to pay dividends or repurchase shares of our common stock even if we are allowed to do so by our regulators.  Any future payment of any dividends on both our common stock and any preferred stock and any repurchases of our common stock, will be dependent upon, among other things, our regulatory capital requirements, our financial condition, liquidity, results of operations, and cash flow, tax considerations, statutory, regulatory and contractual prohibition and other limitations, and general economic conditions.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

At December 31, 2011, the Bank conducted its business from its executive offices in Harrison and Little Rock, Arkansas, and seventeen full service offices, all of which are located in Northcentral and Northwest Arkansas, and loan production offices in Northwest Arkansas and Little Rock, Arkansas. In February 2012, three full service offices in Northwest Arkansas were closed.

The following table sets forth information with respect to the offices and other properties of the Bank at December 31, 2011.

Description/Address		Leased/ Owned	Description/Address		Leased/ Owned

1401 Highway 62/65 North Harrison, AR 72601	FS	Owned	2000 Promenade Boulevard Rogers, AR 72758	FS	Leased(1)

200 West Stephenson Harrison, AR 72601	FS	Owned	2501 E. Central Ave., Suite 2 Bentonville, AR 72712	FS	Leased(2)

324 Hwy. 62/65 Bypass Harrison, AR 72601	FS	Owned	3460 North College Fayetteville, AR 72703	FS	Owned

210 South Main Berryville, AR 72616	FS	Owned	201 East Henri De Tonti Blvd. Tontitown, AR 72764	FS	Owned(4)

668 Highway 62 East Mountain Home, AR 72653	FS	Owned	2025 North Crossover Road Fayetteville, AR 72703	FS	Owned

1337 Highway 62 SW Mountain Home, AR 72653	FS	Owned	191 West Main Street Farmington, AR 72730	FS	Owned

301 Highway 62 West Yellville, AR 72687	FS	Owned	2030 West Elm Rogers, AR 72756	FS	Owned

307 North Walton Blvd. Bentonville, AR 72712	FS	Owned	1023 East Millsap Road Fayetteville, AR 72703	LP	Owned(6)

3300 West Sunset Springdale, AR 72762	FS	Owned	3027 Highway 62 East Mountain Home, AR 72653	FS	Owned

900 S Shackleford Rd St 230 Little Rock, AR 76703	LP	Leased(3)	225 N. Bloomington Street, Ste. H Lowell, AR 72745	FS	Owned(5)

LP = Loan Production Office FS = Full Service Office
(1)	Such property is subject to a ten-year lease expiring March 1, 2018, with five five-year renewal options.
(2)
Such property is subject to a five-year lease expiring August 1, 2013, with two five-year renewal options. The branch office occupying this location was closed effective February 29, 2012; therefore this lease will not be renewed.

(3)	Such property is subject to a month to month lease.
(4)	This branch location was closed effective February 29, 2012 and sold, with closing on March 1, 2012.
(5)	This location ceased operation as a branch effective February 29, 2012 and will be used by the Bank for certain back office operations.
(6)
This location, while still in use at December 31, 2011, was being marketed for sale.  Employees at this location are expected to relocate to the Lowell location after it ceases operation as a branch location.

Item 3.  Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Mine Safety Disclosures.
Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company's common stock are traded under the symbol "FFBH" on the Nasdaq Global Market.  At March 19, 2012, the Company had 19,302,603 shares of common stock outstanding and had approximately 744 holders of record.

The following table sets forth the dividends declared and the reported high and low end of day closing prices of a share of the Company's common stock as reported by Nasdaq for the periods indicated.

Quarter Ended	Year Ended December 31, 2011			Year Ended December 31, 2010
	High	Low	Dividend	High	Low	Dividend
March 31	$18.05	$7.10	--	$19.45	$11.45	--
June 30	$15.55	$5.64	--	$19.50	$13.00	--
September 30	$6.72	$5.50	--	$11.50	$8.20	--
December 31	$5.89	$4.32	--	$9.75	$4.70	--

Pursuant to the Company Order, the Company may not declare or pay any dividends or capital distributions on its common stock or repurchase such shares without the prior written non-objection of the FRB.

Issuer Purchases of Equity Securities
The Company did not repurchase any securities during 2011. The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the FRB.

Item 6.  Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below and on the following page is not complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein and incorporated by reference herein.

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except Per Share Data)
Selected Financial Condition Data:
Total assets	$579,046	$600,046	$731,070	$795,172	$791,978
Cash and cash equivalents	79,799	36,407	22,149	9,367	27,387
Interest bearing time deposits in banks	27,113	--	--	--	--
Investment securities–held to maturity	--	--	135,531	136,412	95,590
Investment securities–available for sale at fair value	62,077	83,106	--	--	--
Loans receivable, net	334,792	385,845	482,554	568,123	601,256
Allowance for loan losses	20,818	31,084	32,908	6,441	5,162
Real estate owned, net	28,113	44,706	35,155	22,385	8,120
Deposits	498,581	541,800	624,624	618,003	630,414
Other borrowings	6,679	18,193	59,546	92,212	82,087
Stockholders' equity	68,893	36,120	43,300	73,117	73,663

Selected Operating Data:
Interest income	$22,834	$29,820	$36,043	$43,947	$50,426
Interest expense	6,682	9,838	15,255	22,102	28,184
Net interest income	16,152	19,982	20,788	21,845	22,242
Provision for loan losses	859	6,959	44,365	5,710	4,028
Net interest income (loss) after provision for loan losses	15,293	13,023	(23,577)	16,135	18,214
Noninterest income	6,599	9,459	8,117	9,417	7,769
Noninterest expense	40,926	26,991	29,890	23,468	22,995
Income (loss) before income taxes	(19,034)	(4,509)	(45,350)	2,084	2,988
Income tax provision (benefit)	--	(474)	148	(423)	345
Net income (loss)	$(19,034)	$(4,035)	$(45,498)	$2,507	$2,643
Preferred stock dividends, accretion of discount and gain on redemption of preferred stock	(10,500)	891	728	--	--
Net income (loss) available to common stockholders	$(8,534)	$(4,926)	$(46,226)	$2,507	$2,643

Earnings (Loss) per Common Share:
Basic	$(0.67)	$(5.08)	$(47.69)	$2.59	$2.72
Diluted	(0.67)	(5.08)	(47.69)	2.59	2.71

Cash Dividends Declared per Common Share	$--	$--	$0.15	$3.20	$3.20

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Operating Ratios(1):
Return on average assets	(3.18)%	(0.60)%	(5.84)%	0.31%	0.32%
Return on average equity	(28.85)	(9.43)	(57.33)	3.38	3.52
Average equity to average assets	11.03	6.34	10.19	9.24	9.21
Interest rate spread(2)	3.07	3.37	2.98	2.99	2.92
Net interest margin(2)	3.07	3.31	2.99	3.01	2.98
Net interest income after provision for loan losses to noninterest expense	37.37	48.25	(78.88)	68.75	79.21
Noninterest expense to average assets	6.84	4.00	3.84	2.92	2.82
Average interest earning assets to average interest bearing liabilities	99.68	96.37	100.40	100.49	101.68
Operating efficiency(3)	179.89	91.68	103.41	75.07	76.62

Asset Quality Ratios(4):
Nonaccrual loans to total assets	5.86	8.22	5.86	2.83	3.84
Nonperforming assets to total assets(5)	10.79	15.68	10.67	6.77	5.17
Allowance for loan losses to classified loans(6)	27.77	22.00	28.17	12.12	7.45
Allowance for loan losses to total loans	5.89	7.50	6.34	1.11	0.81

Capital Ratios(7):
Tangible capital to adjusted total assets	11.22	6.36	5.75	8.89	9.22
Core capital to adjusted total assets	11.22	6.36	5.75	8.89	9.22
Risk-based capital to risk-weighted assets	19.62	10.72	9.97	13.35	13.20

Other Data:
Dividend payout ratio(8)	Note (9)	Note (9)	Note (9)	123.74%	117.71%
Full service offices at end of period	18	18	20	20	18

(1)	Ratios are based on average daily balances.
(2)
Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percent of average interest earning assets.

(3)	Noninterest expense to net interest income plus noninterest income.
(4)	Asset quality ratios are end of period ratios.
(5)	Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due.
(6)	Classified loans consist of loans graded substandard, doubtful or loss.
(7)	Capital ratios are end of period ratios for First Federal Bank.
(8)	Dividend payout ratio is the total common stock dividends declared divided by net income available to common stockholders.
(9)	Dividend payout ratio is not meaningful for 2009 due to the Company’s net loss in that year. No dividends were paid in 2010 or 2011.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

GENERAL

Management's discussion and analysis of financial condition and results of operations is intended to assist a reader in understanding the consolidated financial condition and results of operations of the Company for the periods presented.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements and the other sections contained herein.

The Bank is a federally chartered stock savings and loan association that was formed in 1934.  As of December 31, 2011, First Federal conducted business from its main office and seventeen full-service branch offices located in a six county area in Arkansas comprised of Benton and Washington counties in Northwest Arkansas; Carroll, Boone, Marion and Baxter counties in Northcentral Arkansas; and  a loan production office opened in June 2011 located in Little Rock, Arkansas. In February 2012, three full service branches in Northwest Arkansas were closed. The Bank’s primary focus will continue in this six county area as well as the Little Rock and Central Arkansas area. With the capital infusion from the Bear State investment and the Rights Offering, other markets will also be considered that present opportunities for profitable growth. The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts.  Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. However, the Bank is currently subject to lending restrictions as a result of the provisions of the Bank Order.  Other financial services include automated teller machines; 24-hour telephone banking; online banking, including account access, e-statements, and bill payment; mobile banking; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

The Company’s net loss available to common stockholders was $8.5 million for the year ended December 31, 2011 compared to $4.9 million for the year ended December 31, 2010.  The primary reason for $3.6 million increase in net loss available to common stockholders was a $13.2 million increase in REO loss provisions and a $1.6 million decrease in gain on sale of investment securities offset by the $10.5 million gain on redemption of the Company’s Series A Preferred Stock resulting from Bear State’s purchase from the United States Department of the Treasury (“Treasury”) for $6 million aggregate consideration, the Company’s 16,500 shares of Series A Preferred Stock, including accrued but unpaid dividends thereon, and the related warrant , both of which were previously issued to the Treasury through the Troubled Asset Relief Program — Capital Purchase Program. Bear State surrendered the Series A Preferred Stock and the TARP Warrant to the Company, resulting in a $10.5 million gain related to the difference between the fair value of the consideration paid for the Series A Preferred Stock and its book value. The Company’s ability to generate net income has been affected primarily by the Company’s level of nonperforming loans and real estate owned, which have decreased interest income and increased operating expenses.

The Company amended its Articles of Incorporation to effect a 1-for-5 reverse split (the “Reverse Split”) of the Company’s issued and outstanding shares of common stock effective May 3, 2011. All periods presented in this Form 10-K have been retroactively restated to reflect the Reverse Split.

The Bank’s greatest challenges in this economic environment are asset quality and reducing the level of nonperforming assets.  We strive to maintain the asset quality of our loan portfolio at acceptable levels through sound underwriting procedures, including the use of credit scoring; a thorough loan review function; active collection procedures for delinquent loans; and, in the event of repossession, prompt and efficient liquidation of real estate and other forms of collateral.   We attempt to work with troubled borrowers to return their loans to performing status where possible. Both the board of directors and senior management place a high priority on reducing our nonperforming assets and managing asset quality.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, the following estimates, due to the judgments, estimates and assumptions inherent in those policies, are critical to preparation of our financial statements.

·	Determination of our allowance for loan losses
·	Valuation of real estate owned
·	Valuation of investment securities
·	Valuation of our deferred tax assets

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

The Bank has classified all of its investment securities as available for sale. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders’ equity with any related changes included in accumulated other comprehensive income (loss).  The Company utilizes independent third parties as its principal sources for determining fair value of its investment securities that are measured on a recurring basis. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs.  The fair values of the Company’s investment securities traded in both active and inactive markets can be volatile and may be influenced by a number of factors including market interest rates, prepayment speeds, discount rates, credit quality of the issuer, general market conditions including market liquidity conditions and other factors. Factors and conditions are constantly changing and fair values could be subject to material variations that may significantly impact the Company’s financial condition, results of operations and liquidity.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We evaluate our deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

ANALYSIS OF RESULTS OF OPERATIONS

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

Interest Income and Interest Expense

Interest Income.  The decrease in interest income in 2011 compared to 2010 was primarily related to decreases in the average balances of loans receivable and investment securities and decreases in the average yields earned on loans receivable and investment securities.  The average balance of loans receivable decreased due to repayments, maturities and charge-offs or transfers to real estate owned.  The average balance of investment securities decreased due to calls and sales of investment securities.

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

Interest Expense.   The decrease in interest expense in the 2011 vs. 2010 comparative period was primarily due to decreases in the average balances of deposits and borrowings as well as a decrease in average rates paid on deposits.  The decrease in the average rates paid on deposit accounts reflects decreases in market interest rates.

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

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable(1)	$378,303	$19,805	5.24%	$460,668	$25,030	5.43%	$549,211	$29,491	5.37%
Investment securities(2)	70,394	2,681	3.81	103,568	4,688	4.53	136,447	6,532	4.79
Other interest earning assets	77,349	348	0.45	39,629	102	0.26	9,866	20	0.20
Total interest earning assets	526,046	22,834	4.34	603,865	29,820	4.94	695,524	36,043	5.18
Noninterest earning assets	72,077			71,286			83,337
Total assets	$598,123			$675,151			$778,861
Interest bearing liabilities:
Deposits	$512,989	6,351	1.24	$592,740	9,177	1.55	$624,932	13,272	2.12
Other borrowings	14,738	331	2.24	33,856	661	1.95	67,793	1,983	2.93
Total interest bearing liabilities	527,727	6,682	1.27	626,596	9,838	1.57	692,725	15,255	2.20
Noninterest bearing liabilities	4,427			5,755			6,780
Total liabilities	532,154			632,351			699,505
Stockholders' equity	65,969			42,800			79,356
Total liabilities and stockholders' equity	$598,123			$675,151			$778,861

Net interest income		$16,152			$19,982			$20,788
Net earning assets (interest bearing liabilities)	$(1,681)			$(22,731)			$2,799
Interest rate spread			3.07%			3.37%			2.98%
Net interest margin			3.07%			3.31%			2.99%
Ratio of interest earning assets to interest bearing liabilities			99.68%			96.37%			100.40%
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

	Year Ended December 31,
	2011 vs. 2010
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(4,475)	$(913)	$163	$(5,225)
Investment securities	(1,502)	(743)	238	(2,007)
Other interest earning assets	98	76	72	246
Total interest earning assets	(5,879)	(1,580)	473	(6,986)

Interest expense:
Deposits	(1,235)	(1,838)	247	(2,826)
Other borrowings	(373)	99	(56)	(330)
Total interest bearing liabilities	(1,608)	(1,739)	191	(3,156)
Net change in net interest income	$(4,271)	$159	$282	$(3,830)

	Year Ended December 31,
	2010 vs. 2009
	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(4,755)	$349	$(55)	$(4,461)
Investment securities	(1,574)	(357)	87	(1,844)
Other interest earning assets	61	5	16	82
Total interest earning assets	(6,268)	(3)	48	(6,223)

Interest expense:
Deposits	(683)	(3,598)	186	(4,095)
Other borrowings	(993)	(660)	331	(1,322)
Total interest bearing liabilities	(1,676)	(4,258)	517	(5,417)
Net change in net interest income	$(4,592)	$4,255	$(469)	$(806)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the years ended December 31, 2011 and 2010 (dollars in thousands except share data).  Specific changes in captions are discussed following the table.

	Year Ended December 31,
	2011	2010	Dollar Change	Percentage Change
Interest income:
Loans receivable	$19,805	$25,030	$(5,225)	(20.9)%
Investment securities	2,681	4,688	(2,007)	(42.8)
Other	348	102	246	241.2
Total interest income	22,834	29,820	(6,986)	(23.4)
Interest expense:
Deposits	6,351	9,177	(2,826)	(30.8)
Other borrowings	331	661	(330)	(49.9)
Total interest expense	6,682	9,838	(3,156)	(32.1)
Net interest income before provision for loan losses	16,152	19,982	(3,830)	(19.2)
Provision for loan losses	859	6,959	(6,100)	(87.7)
Net interest income after provision for loan losses	15,293	13,023	2,270	17.4
Noninterest income:
Net gain (loss) on sales and calls of investment securities	(439)	1,163	(1,602)	(137.7)
Deposit fee income	4,692	5,014	(322)	(6.4)
Earnings on life insurance	769	1,419	(650)	(45.8)
Gain on sale of loans	661	742	(81)	(10.9)
Other	916	1,121	(205)	(18.3)
Total noninterest income	6,599	9,459	(2,860)	(30.2)
Noninterest expenses:
Salaries and employee benefits	11,351	10,914	437	4.0
Real estate owned, net	19,194	5,293	13,901	262.6
FDIC insurance premium	1,378	1,931	(553)	(28.6)
Supervisory assessments	341	415	(74)	(17.8)
Professional fees	1,087	1,138	(51)	(4.5)
Advertising and public relations	280	263	17	6.5
Other	7,295	7,037	258	3.7
Total noninterest expenses	40,926	26,991	13,935	51.6
Loss before provision for income taxes	(19,034)	(4,509)	(14,525)	322.1
Income tax benefit	--	(474)	474	(100.0)
Net loss	$(19,034)	$(4,035)	$(14,999)	371.7
Preferred stock dividends, accretion of discount and gain on redemption of preferred stock	(10,500)	891	(11,391)	(1,278.5)
Net loss available to common stockholders	$(8,534)	$(4,926)	$(3,608)	73.2%

Basic loss per share	$(0.67)	$(5.08)	$4.41	(86.8)%
Diluted loss per share	$(0.67)	$(5.08)	$4.41	(86.8)%

Interest rate spread	3.07%	3.37%
Net interest margin	3.07%	3.31%

Average full-time equivalents	216	242
Full service offices	18	18

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

The decrease in the provision for loan losses in the 2011 vs. 2010 period was primarily due to a decrease in specific loan loss allowances on impaired loans and the decrease in the average loan balances and classified loans in 2011. The allowance as a percentage of loans receivable was 7.50% at December 31, 2010 compared to 5.89% at December 31, 2011.  The allowance as a percentage of classified loans was 22.00% at December 31, 2010 compared to 27.77% at December 31, 2011. See “Allowance for Loan Losses” in the “Asset Quality” section.

Noninterest Income.  The decrease in noninterest income in the 2011 vs. 2010 period was primarily due to a decrease in gains on sales of investment securities, a decrease in earnings on life insurance and a decrease in deposit fee income in 2011. The decrease in earnings on life insurance policies was due to a nonrecurring death benefit claim recorded during the fourth quarter of 2010 totaling $605,000. There were no such claims in 2011. Deposit fee income is down primarily due to a decrease in insufficient funds fee revenue. A Federal Reserve Board final rule effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Insufficient funds fee revenue in 2011 is down 12% compared to 2010.

Gain on sale of loans changed in relation to increases or decreases in originations of loans for sale during the comparison periods.  The activity in loans held for sale is summarized below (in thousands):

	Year Ended December 31,
	2011	2010
Loans held for sale, beginning of period	$4,502	$1,012
Originations of loans held for sale	32,643	41,944
Sales	(33,806)	(38,454)
Loans held for sale, end of period	$3,339	$4,502

Gain on sale of loans	$661	$742

Noninterest Expense

Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,		Increase
	2011	2010	(Decrease)
Salaries	$9,238	$8,989	$249
Payroll taxes	740	711	29
Insurance	508	541	(33)
Defined benefit plan contribution	630	532	98
Stock compensation	68	--	68
Other	167	141	26
Total	$11,351	$10,914	$437

The increase in salaries and employee benefits was primarily due to the steps taken during the recapitalization to rehabilitate the bank, including hiring key members of management with experience in the lending area as well as adding additional experienced commercial loan officers.

The Bank is a participant in the multiemployer Pentegra DB Plan. Since the Pentegra DB Plan is a multiemployer plan, contributions of participating employers are commingled and invested on a pooled basis without allocation to specific employers or employees.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the Pentegra DB Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra DB Plan and closing the Pentegra DB Plan to new participants as of that date. The Pentegra DB Plan is noncontributory and prior to July 1, 2010 covered substantially all employees.  After July 1, 2010, the Bank continued to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan.  The level of amortization charges is determined by the Pentegra DB Plan's funding shortfall, which is determined by comparing plan liabilities to plan assets on an annual basis.  Based on the level of interest rates and plan assets, the funding shortfall increased, resulting in increased amortization charges effective both July 1, 2010 and July 1, 2011.  The Pentegra DB plan contribution increased in 2011compared to 2010 primarily due to the increased amortization charges, partially offset by the cost savings associated with freezing the Pentegra DB Plan.

Real estate owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,		Increase
	2011	2010	(Decrease)
Loss provisions	$17,335	$4,163	$13,172
Net loss on sales	784	134	650
Taxes and insurance	779	669	110
Other	296	327	(31)
Total	$19,194	$5,293	$13,901

The increase in REO loss provisions in 2011 compared to 2010 was primarily related to the Bank’s comprehensive review of its REO portfolio as of December 31, 2011 and its decision to more aggressively market certain properties.  Since the economic recession began in 2008, real estate values in the Bank’s primary market areas have not fully recovered and the Bank continues to have higher levels of foreclosed assets.  Sales of certain types of property, principally undeveloped land and developed residential subdivision lots, have been slow and as a result, management has made a strategic decision to more aggressively market REO, including reductions in the asking price on certain properties.  However, there can be no guarantee that the properties can be sold given the current market environment. The previous carrying values were primarily based on appraisals using marketing periods that exceed the Bank’s more aggressive marketing strategy.  Management reviewed the REO portfolio and individually analyzed the recorded value for many of its foreclosed properties by obtaining new broker pricing opinions or discounting current appraisals or valuations based on the Bank’s recent experience selling or attempting to sell similar properties. The Bank also analyzed sales of REO during 2011 in order to estimate an average loss for each category of REO and applied these average loss percentages to the remainder of the REO portfolio to estimate net realizable values. Carrying values of the Bank’s REO properties were adjusted as necessary based on the new estimated net realizable values as a result of management’s intent to more aggressively market REO properties.  This review resulted in an $11.3 million loss provision during the fourth quarter of 2011 and a $13.2 million increase in the REO loss provision for the year ended December 31, 2011 compared to the year ended December 31, 2010.  The majority of these write-downs were made in the developed lots and raw land categories, where properties are more speculative in nature and market activity has been slow. See “Real Estate Owned” on page 41 for additional information.

Real estate owned is expected to continue to be elevated in the foreseeable future and real estate owned expenses associated with maintaining the properties are expected to remain high.  Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

FDIC Insurance Premium.  On February 7, 2011, the FDIC finalized the rule to redefine the deposit insurance assessment base as required by the Dodd-Frank Act.  The base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.  The FDIC also adopted a new rate schedule and suspended dividends indefinitely.  In lieu of dividends, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent and 2.5 percent.  All changes and revised rates went into effect April 1, 2011.  The Bank’s FDIC insurance expense decreased in 2011 as a result of this change in the deposit insurance assessment base to $1.4 million compared to $1.9 million for the year ended December 31, 2010.

Other Noninterest Expenses.  The increase in 2011 was primarily due to an increase in losses on disposals of assets of approximately $111,000 and an increase in surety bond expense of approximately $163,000.

Income Taxes.  The Company had no taxable income in 2011 or 2010 and recorded a valuation allowance for its net deferred tax asset as of December 31, 2011 and 2010, respectively.  See Note 12 to the consolidated financial statements contained herein in Item 8 for further information.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Changes in financial condition between December 31, 2011 and 2010 are presented in the following table (dollars in thousands except share data).  Material changes between periods are discussed in the sections that follow the table.

	December 31,	December 31,	Increase	Percentage
	2011	2010	(Decrease)	Change
ASSETS
Cash and cash equivalents	$79,799	$36,407	$43,392	119.2%
Interest bearing time deposits in banks	27,113	--	27,113	--
Investment securities available for sale	62,077	83,106	(21,029)	(25.3)
Federal Home Loan Bank stock	576	1,257	(681)	(54.2)
Loans receivable, net	331,453	381,343	(49,890)	(13.1)
Loans held for sale	3,339	4,502	(1,163)	(25.8)
Accrued interest receivable	1,516	2,545	(1,029)	(40.4)
Real estate owned, net	28,113	44,706	(16,593)	(37.1)
Office properties and equipment, net	21,441	22,237	(796)	(3.6)
Prepaid expenses and other assets	23,619	23,943	(324)	(1.4)

TOTAL	$579,046	$600,046	$(21,000)	(3.5)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$498,581	$541,800	$(43,219)	(8.0)
Other borrowings	6,679	18,193	(11,514)	(63.3)
Other liabilities	4,893	3,933	960	24.4

Total liabilities	510,153	563,926	(53,773)	(9.5)

STOCKHOLDERS' EQUITY	68,893	36,120	32,773	90.7

TOTAL	$579,046	$600,046	$(21,000)	(3.5)%

BOOK VALUE PER COMMON SHARE	$3.57	$20.49

COMMON EQUITY TO ASSETS	11.9%	3.3%

TOTAL EQUITY TO ASSETS	11.9%	6.0%

COMMON SHARES OUTSTANDING	19,302,603	969,357

Lending Activities

General.  At December 31, 2011, the Bank's portfolio of net loans receivable amounted to $331.5 million or 57.2% of the Company's total assets.  The Bank has traditionally concentrated its lending activities on loans collateralized by real estate, with $337.9 million or 95.6% of the Bank's total portfolio of loans receivable ("total loan portfolio") consisting of loans collateralized by real estate at December 31, 2011.  The decrease in the Bank’s loan portfolio during 2011 was primarily due to repayments and transfers of nonperforming loans to REO, net of loans to facilitate sales of REO.

Loan Composition. The following table sets forth certain data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Mortgage loans:
One-to four-family residential	$183,158	51.81%	$214,077	51.63%	$235,990	45.49%	$241,735	41.38%	$227,173	35.49%
Home equity and second mortgage	12,502	3.54	18,423	4.44	27,022	5.21	31,712	5.43	34,315	5.36
Multifamily residential	20,476	5.79	25,356	6.12	27,987	5.40	24,147	4.13	15,616	2.44
Commercial real estate	95,920	27.13	92,767	22.37	104,618	20.17	115,935	19.85	117,548	18.36
Land loans	14,418	4.08	22,590	5.45	41,405	7.98	50,510	8.65	42,843	6.69
Total permanent loans	326,474	92.35	373,213	90.01	437,022	84.25	464,039	79.44	437,495	68.34
Construction loans
One- to four-family residential	928	0.26	2,131	0.52	7,102	1.37	8,450	1.45	20,815	3.25
Speculative one- to four-family residential	1,463	0.41	1,161	0.28	8,849	1.71	17,096	2.93	40,893	6.39
Multifamily residential	8,403	2.38	10,871	2.62	14,178	2.73	15,016	2.56	18,632	2.91
Commercial real estate	--	.--	2,110	0.51	9,717	1.87	18,297	3.13	31,239	4.88
Land development	622	0.18	2,696	0.65	9,449	1.82	18,457	3.16	42,145	6.58
Total construction loans	11,416	3.23	18,969	4.58	49,295	9.50	77,316	13.23	153,724	24.01
Total mortgage loans	337,890	95.58	392,182	94.59	486,317	93.75	541,355	92.67	591,219	92.35

Commercial loans	7,603	2.15	10,376	2.50	14,575	2.81	21,922	3.75	24,846	3.88

Consumer loans:
Automobile	2,536	0.72	3,958	0.95	6,810	1.31	8,631	1.48	9,531	1.49
Other consumer	5,479	1.55	8,095	1.96	11,052	2.13	12,291	2.10	14,537	2.28
Total consumer loans	8,015	2.27	12,053	2.91	17,862	3.44	20,922	3.58	24,068	3.77

Total loans receivable	353,508	100.00%	414,611	100.00%	518,754	100.00%	584,199	100.00%	640,133	100.00%

Less:
Undisbursed loan funds	(822)		(1,964)		(4,327)		(11,750)		(36,868)
Unearned discounts and net deferred loan costs (fees)	(415)		(220)		23		529		321
Allowance for losses	(20,818)		(31,084)		(32,908)		(6,441)		(5,162)
Total loans receivable, net	$331,453		$381,343		$481,542		$566,537		$598,424

Loan Maturity and Interest Rates.  The following table sets forth certain information at December 31, 2011, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	After One Year Through Five Years	After Five Years	Total
	(In Thousands)
Mortgage loans:
One- to four-family residential	$13,603	$17,026	$152,529	$183,158
Home equity and second mortgage	4,404	6,810	1,288	12,502
Multifamily residential	11,518	8,903	55	20,476
Commercial real estate	30,491	47,130	18,299	95,920
Land loans	6,832	5,592	1,994	14,418
Construction	9,730	1,686	--	11,416
Commercial loans	1,464	4,610	1,529	7,603
Consumer loans	1,625	5,824	566	8,015
Total(1)	$79,667	$97,581	$176,260	$353,508

(1)	Gross of undisbursed loan funds, unearned discounts and net deferred loan fees, and the allowance for loan losses.

The following table sets forth the dollar amount of the Bank's loans at December 31, 2011, due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Mortgage loans:
One- to four-family residential	$46,471	$123,084	$169,555
Home equity and second mortgage	5,740	2,358	8,098
Multifamily residential	8,433	525	8,958
Commercial real estate	50,293	15,136	65,429
Land loans	6,563	1,023	7,586
Construction	1,064	622	1,686
Commercial loans	4,095	2,044	6,139
Consumer loans	4,415	1,975	6,390
Total	$127,074	$146,767	$273,841

Scheduled contractual maturities of loans do not necessarily reflect the actual term of the Bank's loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments.

ASSET QUALITY

Generally, when a borrower fails to make a loan payment before the expiration of the loan’s assigned grace period, a late charge is assessed and a late charge notice is mailed. Collection personnel make frequent contacts with the borrower until the delinquency is cured or until an acceptable repayment plan has been agreed upon.  Contact, by phone and mail, with delinquent borrowers begins immediately after the expiration of the loan’s assigned grace period.  The Bank’s collectors also have weekly phone conferences with loan officers to review the respective officers’ delinquent lists. Generally, when a consumer loan is 60 days past due and the borrower has not indicated a willingness to work with the Bank to bring the account current within a reasonable period of time, the collector will mail a letter giving the borrower 10 days to bring the account current or make acceptable arrangements.  If the borrower fails to cure the default, the collateral will be foreclosed or repossessed, as applicable, in accordance will all applicable legal and regulatory standards.  The Bank attempts to work with troubled borrowers to return their loans to performing status where possible.  The decision on when to proceed with foreclosure/repossession is made on a case-by- case basis.  The Bank recognizes that this could cause the delinquency rate to be elevated for an extended period of time.

Loans are placed on nonaccrual status when the loan is 90 days past due or, in the judgment of management, the probability of the full collection of principal and interest is deemed to be sufficiently uncertain to warrant further accrual.  When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income.  Loans may be reinstated to accrual status when payments are made to bring the loan current and, in the opinion of management, collection of the remaining principal and interest can be reasonably expected.  The Bank may continue to accrue interest on certain loans that are 90 days past due or more if such loans are well secured and in the process of collection.

Real estate properties acquired through foreclosure are initially recorded at fair value less estimated selling costs.   Fair value is typically determined based on the lower of appraised value or management’s estimate of the net realizable value based on the listing price of the property. Valuations of real estate owned are performed at least annually.  Foreclosed real estate is carried at its fair value less cost to sell.

Delinquent Loans.  The following table sets forth information concerning loans past due 30-89 days not on nonaccrual status at December 31, 2011 and 2010, in dollar amounts (in thousands) and as a percentage of the Bank's total loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due. Past due loans at December 31, 2010, have been restated to conform to the December 31, 2011 presentation. Past due loans were reported at December 31, 2010 based on the number of complete months a payment was overdue at the end of the period, as allowed in the Thrift Financial Report instructions.  In connection with the Bank’s regulatory transition from the OTS to the OCC, the Bank will be required to file Reports of Condition and Income (“Call Report”) beginning in the first quarter of 2012.  Call Report instructions require that past due loans be reported based on the number of days past due.  Therefore, in the fourth quarter of 2011, in preparation for conversion to the Call Report, the Bank changed its method of reporting past due loans to the actual number of days a payment is past due.  As a result, loans with a payment due on December 1 as of December 31 were reported as 30 days past due in 2011 whereas in 2010 such loans were not reported as 30 days past due.  At December 31, 2011, there were 61 loans totaling $5.6 million due December 1, compared to 82 loans totaling $6.7 million due December 1 at December 31, 2010.

	December 31, 2011	December 31, 2010
One- to four-family residential	$6,449	$8,177
Home equity and second mortgage	69	274
Multifamily loans	31	--
Land loans	27	54
Commercial real estate	1,168	730
Commercial loans	--	41
Consumer loans	23	68
	$7,767	$9,344

Percentage of Loan Portfolio	2.20%	2.25%

Nonperforming Assets. The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated.

	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
Nonaccrual Loans:	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets
One- to four-family residential	$11,736	2.03%	$23,696	3.95%	$11,941	1.63%	$8,322	1.05%	$6,778	0.86%
Home equity and second mortgage	764	0.13%	1,146	0.19%	1,174	0.16%	897	0.11%	1,176	0.15%
Speculative one- to four-family construction	--	--	9	--	1,081	0.15%	1,461	0.18%	4,902	0.62%
Multifamily residential	4,645	0.80%	6,094	1.02%	1,431	0.20%	441	0.06%	--	--
Land development	622	0.11%	534	0.09%	6,144	0.84%	1,520	0.19%	9,092	1.15%
Land	2,779	0.48%	6,330	1.05%	13,709	1.88%	2,117	0.27%	1,310	0.16%
Commercial real estate	13,238	2.29%	10,742	1.79%	6,795	0.93%	6,542	0.82%	6,135	0.77%
Commercial	72	0.01%	689	0.10%	463	0.06%	1,164	0.15%	895	0.11%
Consumer	98	0.01%	112	0.02%	129	0.01%	39	0.00%	146	0.02%

Total nonaccrual loans	33,954	5.86%	49,352	8.22%	42,867	5.86%	22,503	2.83%	30,434	3.84%

Accruing loans 90 days or more past due	388	0.07%	--	--	--	--	8,961	1.13%	2,412	0.30%

Real estate owned	28,113	4.86%	44,706	7.45%	35,155	4.81%	22,385	2.81%	8,120	1.03%

Total nonperforming assets	62,455	10.79%	94,058	15.68%	78,022	10.67%	53,849	6.77%	40,966	5.17%
Performing restructured loans	5,207	0.90%	5,254	0.88%	4,609	0.63%	1,893	0.24%	1,394	0.18%

Total nonperforming assets and performing restructured loans (1)	$67,662	11.69%	$99,312	16.55%	$82,631	11.30%	$55,742	7.01%	$42,360	5.35%

(1)
The table above does not include substandard loans which were judged not to be impaired totaling $36.1 million, $50.4 million and $37.3 million at December 31, 2011, 2010 and 2009, respectively. There were no substandard loans not impaired at December 31, 2008 and 2007.

(2)
Loan balances are presented net of undisbursed loan funds, partial charge-offs, and interest payments recorded as reductions of principal for financial reporting purposes. For December 31, 2010 and prior, loan balances are also reported net of specific loan loss allowances.

Interest income recorded during the years ended December 31, 2011, 2010, 2009, 2008 and 2007 for nonaccrual loans was $715,000, $2.0 million, $1.1 million, $415,000 and $458,000, respectively.  Under their original terms, these loans would have reported approximately $2.3 million, $3.5 million, $3.7 million, $1.8 million and $2.6 million of interest income for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

The decrease in nonaccrual loans from $49.4 million at December 31, 2010 to $34.0 million at December 31, 2011 was primarily related to a decrease in nonaccrual single family residential loans, offset by an increase in nonaccrual commercial real estate loans. The decrease in nonaccrual single family loans was primarily due to transfers of $10.7 million to real estate owned. The increase in nonaccrual commercial real estate loans was primarily related to the addition of two relationships totaling $5.6 million, offset by transfers to REO of $3.0 million.  At December 31, 2011, there were 158 loans on nonaccrual status, compared to 306 loans at December 31, 2010. The decrease in real estate owned was primarily related to the write-down of REO during the fourth quarter of 2011 as a result of the Bank’s comprehensive review of its REO portfolio.  See “Real Estate Owned” below.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	December 31, 2011		December 31, 2010		Increase (Decrease)
	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total	Balance
Bankruptcy or foreclosure	21.0%	$7,118	17.0%	$8,396	4.0%	$(1,278)
Over 90 days past due	15.0	5,106	6.8	3,363	8.2	1,743
30-89 days past due	4.6	1,560	28.8	14,200	(24.2)	(12,640)
Not past due	59.4	20,170	47.4	23,393	12.0	(3,223)
	100.0%	$33,954	100.0%	$49,352	--	$(15,398)

The table below reflects the payment terms for nonaccrual loans that were not past due as of the periods indicated (dollars in thousands):

	December 31, 2011		December 31, 2010		Increase (Decrease)
	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total	Balance
Principal and interest	72.6%	$14,635	78.9%	$18,460	(6.3)%	$(3,825)
Interest only	22.2	4,473	18.7	4,364	3.5	109
Term due	5.2	1,062	2.4	569	2.8	493
	100.0%	$20,170	100.0%	$23,393	--	$(3,223)

Nonaccrual loans by category and region at December 31, 2011 are listed in the table below (dollars in thousands). The Northwest Arkansas region is comprised of Benton and Washington counties and the North Arkansas Region is comprised of Carroll, Boone, Marion and Baxter counties.

	Northwest Arkansas Region		North Arkansas Region		Total
	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total	Balance
One- to four-family residential	25.6%	$8,685	9.0%	$3,051	34.6%	$11,736
Home equity	1.6	550	0.6	214	2.2	764
Multifamily residential	13.7	4,645	--	--	13.7	4,645
Land development	1.8	622	--	--	1.8	622
Land	8.1	2,760	0.1	19	8.2	2,779
Commercial real estate	38.3	13,021	0.6	217	38.9	13,238
Commercial	--	--	0.2	72	0.2	72
Consumer	0.3	88	0.1	10	0.4	98
	89.4%	$30,371	10.6%	$3,583	100.0%	$33,954

Real Estate Owned.  The following table sets forth the amounts and categories of the Bank’s real estate owned by region at December 31, 2011 (dollars in thousands).

	Northwest Arkansas Region		North Arkansas Region		Total
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total
One- to four-family residential	$7,337	26.1%	$2,234	7.9%	$9,571	34.0%
Speculative construction	160	0.6	--	--	160	0.6
Multifamily residential	718	2.6	--	--	718	2.5
Developed lots	4,835	17.2	23	0.1	4,858	17.3
Raw land	5,240	18.6	261	0.9	5,501	19.6
Commercial real estate	4,703	16.7	2,602	9.3	7,305	26.0
	$22,993	81.8%	$5,120	18.2%	$28,113	100.0%

Changes in the composition of real estate owned between December 31, 2011 and December 31, 2010 are presented in the following table (dollars in thousands).

	December 31, 2010	Additions	Fair Value Adjustments(1)	Net Sales Proceeds(2)	Net Gain (Loss)	December 31, 2011
One- to four-family residential	$10,547	$10,738	$(2,773)	$(8,698)	$(243)	$9,571
Speculative one- to four-family	504	2	29	(361)	(14)	160
Multifamily	--	718	--	--	--	718
Land	25,195	932	(12,394)	(2,899)	(475)	10,359
Commercial real estate	8,460	3,003	(2,197)	(1,928)	(33)	7,305
Total	$44,706	$15,393	$(17,335)	$(13,886)	$(765)	$28,113

(1)	See table below for additional details regarding these adjustments.
(2)	Net sales proceeds include $3.3 million of loans made by the Bank to facilitate the sale of real estate owned.

The following table sets forth the amounts and categories of the Bank’s fair value (“FV”) adjustments to real estate owned by region for the year ended December 31, 2011 (dollars in thousands).

	Northwest Arkansas Region		North Arkansas Region		Total
	Total Fair Value Adjustments	FV Adjustments Based on REO Review (1)	Total Fair Value Adjustments	FV Adjustments Based on REO Review (1)	Total Fair Value Adjustments	FV Adjustments Based on REO Review (1)

One- to four-family residential	$1,663	$342	$1,110	$310	$2,773	$652
Speculative construction	(29)	--	--	--	(29)	--
Multifamily residential	--	--	--	--	--	--
Developed lots	7,423	5,136	25	12	7,448	5,148
Raw land	4,775	4,337	171	140	4,946	4,477
Commercial real estate	1,160	660	1,037	386	2,197	1,046
	$14,992	$10,475	$2,343	$848	$17,335	$11,323

(1)	These amounts were recorded during the fourth quarter as a result of the Bank’s comprehensive review of its REO portfolio. See the section below for further explanation of these adjustments.

As discussed above in the in the non-interest expense section, $11.3 million in write-downs of foreclosed assets was primarily the result of management’s evaluation of the foreclosed asset portfolio based on the decision to more aggressively market certain properties.  Management obtained broker pricing or used recent appraisals or valuations that were discounted based on the Bank’s recent experience selling or attempting to sell similar properties to determine the new carrying values.

Classified Assets.  Federal regulations require that each insured savings association risk rate its assets on a regular basis.  There are three classifications for classified assets: "substandard," "doubtful" and "loss."  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted.  At December 31, 2011, the Bank had $103.1 million of classified assets, including $34.0 million of nonaccrual loans, $28.1 million of real estate owned, and $41.0 million of accruing loans with accrued interest of $144,000.  Such loans have been reviewed and determined not to be impaired or if impaired, were estimated to have no loss.  As a result, such loans remained on accrual status at December 31, 2011.

Allowance for Loan Losses.   The Bank maintains an allowance for loan losses for known and inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  The estimated appropriate level of the allowance for loan losses is maintained through a provision for loan losses charged to earnings. Charge-offs are recorded against the allowance when management believes the estimated loss has been confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance consists of general and allocated (also referred to as specific) loan loss components.  For loans that are determined to be impaired, a specific loan loss allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of the loan. The general loan loss allowance covers loans that are not impaired and is based on historical loss experience adjusted for qualitative factors.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Multifamily residential, commercial real estate, land and land development, and commercial loans that are delinquent or where the borrower’s total loan relationship exceeds $250,000 are evaluated on a loan-by-loan basis at least annually.  Nonaccrual loans and troubled debt restructurings (“TDRs”) are also considered to be impaired loans. TDRs are restructurings in which the Bank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

Although we consider the allowance for loan losses of approximately $20.8 million adequate to cover losses inherent in our loan portfolio at December 31, 2011, no assurance can be given that estimated loan losses will not be significantly different from any losses actually recorded, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan losses.  Either of these occurrences could materially and adversely affect our financial condition and results of operations.

The composition of the allowance for loan losses by component and category as of December 31, 2011 and December 31, 2010 is presented below (dollars in thousands):

	December 31, 2011		December 31, 2010
	Specific Loan Loss Allowance	General Loan Loss Allowance	Specific Loan Loss Allowance	General Loan Loss Allowance
One- to four-family residential	$305	$6,001	$329	$5,111
Home equity and second mortgage	81	612	323	952
Speculative one- to four-family construction	--	84	19	62
Multifamily residential	703	2,629	3,048	3,533
Land development	--	--	61	1,412
Land	280	1,609	657	1,905
Commercial real estate	1,879	5,437	2,315	7,176
Commercial loans	--	972	976	2,567
Consumer loans	45	181	264	374
Total	$3,293	$17,525	$7,992	$23,092

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods indicated.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Total loans outstanding at end of period	$353,508	$414,611	$518,754	$584,199	$640,133
Average loans outstanding	$378,303	$460,668	$549,215	$583,063	$649,062
Allowance at beginning of period	$31,084	$32,908	$6,441	$5,162	$2,572
Charge-offs:
One- to four-family residential	(3,177)	(2,127)	(1,218)	(63)	(75)
Home equity and second mortgage	(486)	(552)	(657)	(392)	(175)
Multifamily residential	(1,833)	(329)	(601)	--	--
Commercial real estate	(2,375)	(464)	(1,835)	(316)	(18)
Land	(628)	(3,477)	(6,312)	(32)	(20)
Land development	(1,562)	(288)	(4,453)	(2,396)	--
Construction	(990)	(611)	(630)	(236)	(401)
Commercial	(517)	(733)	(2,352)	(827)	(132)
Consumer (1)	(409)	(462)	(706)	(652)	(798)
Total charge-offs	(11,977)	(9,043)	(18,764)	(4,914)	(1,619)
Recoveries:
One- to four-family residential	50	42	7	--	5
Home equity and second mortgage	64	6	5	5	--
Multifamily residential	--	2	9	--	--
Commercial real estate	11	1	14	88	--
Land	68	52	2	2	--
Land development	450	--	650	--	--
Construction	--	1	9	231	5
Commercial	85	31	2	2	--
Consumer (1)	124	125	168	155	171
Total recoveries	852	260	866	483	181
Net charge-offs	(11,125)	(8,783)	(17,898)	(4,431)	(1,438)
Total provisions for losses	859	6,959	44,365	5,710	4,028
Allowance at end of period	$20,818	$31,084	$32,908	$6,441	$5,162

Allowance for loan losses as a percentage of total loans outstanding at end of period	5.89%	7.50%	6.34%	1.11%	0.81%

Net loans charged-off as a percentage of average loans outstanding	2.94%	1.91%	3.26%	0.76%	0.22%

(1)
Consumer loan charge-offs include overdraft charge-offs of $224,000, $303,000, $375,000, $480,000, and $575,000, for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.  Consumer loan recoveries include recoveries of overdraft charge-offs of $98,000, $100,000, $142,000, $140,000, and $162,000, for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

The following table presents the allocation of the Bank's allowance for loan losses by the type of loan at each of the dates indicated as well as the percentage of loans in each category to total loans receivable.  These allowance amounts have been computed using the Bank’s internal model.  The amounts shown are not necessarily indicative of the actual future losses that may occur within a particular category.

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$6,275	51.81%	$5,380	51.63%	$4,292	45.49%	$490	41.38%	$221	35.49%
Home equity and second mortgage	693	3.54	1,274	4.44	1,688	5.21	350	5.43	160	5.36
Speculative one- to four-family construction	84	0.41	81	0.28	884	1.71	153	2.93	405	6.39
Multifamily residential	2,654	5.79	6,029	6.12	2,671	5.40	29	4.13	19	2.44
Commercial real estate	7,316	27.13	9,246	22.37	8,554	20.17	448	19.85	309	18.36
Land	1,889	4.08	2,563	5.45	8,589	7.98	869	8.65	105	6.69
Land development	--	0.18	1,473	0.65	1,181	1.82	1,583	3.16	2,658	6.58
Construction	709	2.64	856	3.65	1,911	5.97	79	7.14	118	11.04
Commercial	972	2.15	3,543	2.50	2,578	2.81	2,020	3.75	628	3.88
Consumer	226	2.27	639	2.91	560	3.44	420	3.58	539	3.77
Total	$20,818	100.00%	$31,084	100.00%	$32,908	100.00%	$6,441	100.00%	$5,162	100.00%

The decrease in the allowance for loan losses in 2011 is primarily related to a decrease of $4.7 million in specific loan loss allowances and a decrease in general allowances primarily due to decrease in loan balances in 2011 compared to 2010. The changes in allowance balances between 2009 and 2010 are primarily due to decreases in loan balances and a decrease in the specific loan loss allowance for land of $3.3 million related to charge-offs taken upon transfer of the related loans to real estate owned, offset by an increase in loss factors for single family, multifamily, land development, and commercial loans and increases in specific loan loss allowances for multifamily loans of $2.5 million, commercial real estate loans of $607,000, and commercial loans of $685,000. The increases in the periods presented through 2009 are primarily related to increases in loss factors applied to the various allowance categories offset by decreases in certain of the related loan balances.

Investment Securities.  The investment portfolio of the Bank is designed primarily to provide and maintain liquidity, to provide collateral for pledging requirements, to complement the Bank’s interest rate risk strategy and to generate a favorable return on investments.  The Bank's investment policy, as established by the board of directors, is currently implemented by the Bank's Chief Investment Officer within the parameters set by the asset/liability management committee and the board of directors.  The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, municipal securities, corporate debt securities, and other specified investments.

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost.  Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.  At December 31, 2011, all of the Bank’s investment securities were classified as available for sale.  At December 31, 2011, investment securities with a carrying value of approximately $1.2 million were pledged as collateral for certain deposits in excess of $250,000.  At December 31, 2011, investments in the debt and/or equity securities of any one issuer, other than those issued by U.S. Government sponsored agencies, did not exceed more than 10% of the Company's stockholders' equity.

The following table sets forth the amount of investment securities available for sale at amortized cost that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2011.  Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Municipal securities	$395	3.82%	$4,392	3.26%	$13,373	2.83%	$17,430	4.45%	$35,590	3.69%
Corporate debt securities	--	--%	6,000	2.83%	--	--%	--	--%	6,000	2.83%
U. S. Government sponsored agencies	--	--%	11,999	1.31%	--	--%	7,590	3.52%	19,589	2.17%
Total	$395	3.82%	$22,391	2.10%	$13,373	2.83%	$25,020	4.17%	$61,179	3.12%

As of December 31, 2011, the Bank held approximately $48.5 million of investment securities at an average interest rate of 3.08% with issuer call options, of which approximately $26.6 million at an average interest rate of 2.69% are callable within one year.  During 2011, investment securities totaling $60.1 million with a weighted average yield of 4.93% matured, sold or were called and $35.8 million with a weighted average yield of 1.94% were purchased.

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

The following tables set forth the carrying value of the Company's investment securities by classification.

	December 31,
Available for Sale	2011	2010	2009
	(In Thousands)
Investment securities available for sale:
Municipal securities	$36,613	$32,138	$--
Corporate debt securities	5,810	--	--
U.S. Government sponsored agencies	19,654	50,968	--
Total	$62,077	$83,106	$--

	December 31,
Held to Maturity	2011	2010	2009
	(In Thousands)
Investment securities held to maturity:
Municipal securities	$--	$--	$25,480
U.S. Government sponsored agencies	--	--	110,051
Total	$--	$--	$135,531

Interest Bearing Time Deposits In Banks.  The Bank purchased interest bearing certificates of deposit at other banks totaling $27.1 million with a weighted average yield of 1.43% during the year ended December 31, 2011.

Federal Home Loan Bank Stock.  FHLB stock decreased by approximately $681,000 due to decreased balance requirements related to the FHLB advances.  As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock.  No ready market exists for such stock and it has no quoted market value.

Accrued Interest Receivable.  The decrease in accrued interest receivable was primarily due to a decrease in investment securities balances and yields at December 31, 2011 compared to December 31, 2010.

Deposits.  Changes in the composition of deposits between December 31, 2011 and 2010 are presented in the following table (dollars in thousands).

	December 31,
	2011	2010	Increase (Decrease)	% Change

Checking accounts	$137,078	$137,186	$(108)	(0.1)%
Money market accounts	42,033	37,830	4,203	11.1
Savings accounts	27,904	26,091	1,813	6.9
Certificates of deposit	291,566	340,693	(49,127)	(14.4)

Total deposits	$498,581	$541,800	$(43,219)	(8.0)%

Certificates of deposit continue to comprise the majority of our deposit accounts.  However, increased emphasis has been placed on growth in checking accounts.   The Bank focuses its marketing efforts to increase checking accounts by offering checking products to customers with attractive features including competitive interest rates, electronic banking services such as debit cards, online banking with bill pay, mobile banking, e-statements, ID theft protection and shopping, dining and travel discounts. Checking accounts are an attractive source of funds for the Bank as they provide  overall low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Deposits decreased in the comparison period primarily due to a decrease in certificates of deposit.  The Bank reduced the cost of its certificate of deposit accounts with the weighted average cost of such funds decreasing from 2.06% at December 31, 2010 to 1.71% at December 31, 2011.  The overall cost of all deposit funds decreased from 1.38% at December 31, 2010 to 1.09% at December 31, 2011. Funds generated from loan repayments and calls of investment securities were used to pay deposit withdrawals.

The following table shows the distribution of, and certain other information relating to, the Bank's deposits by type of deposit, as of the dates indicated.

	December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$65,690	13.2%	$58,633	10.8%	$7,197	1.2%
1.00% - 1.99%	127,545	25.5	115,690	21.4	152,758	24.4
2.00% - 2.99%	65,605	13.2	105,919	19.5	101,978	16.3
3.00% - 3.99%	11,748	2.4	23,308	4.3	58,385	9.4
4.00% - 5.99%	20,978	4.2	37,143	6.9	59,019	9.4
Total certificate accounts	291,566	58.5	340,693	62.9	379,337	60.7

Non-certificate accounts:
Savings	27,904	5.6	26,091	4.8	24,983	4.0
Money market accounts	42,033	8.4	37,830	7.0	53,597	8.6
Checking accounts	137,078	27.5	137,186	25.3	166,707	26.7
Total non-certificate accounts	207,015	41.5	201,107	37.1	245,287	39.3
Total deposits	$498,581	100.0%	$541,800	100.0%	$624,624	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Savings accounts	$28,216	0.10%	$26,474	0.10%	$25,212	0.10%
Money market accounts	38,126	0.35	47,557	0.49	47,598	0.90
Checking accounts with interest	98,487	0.23	113,619	0.32	138,852	0.89
Checking accounts - noninterest	25,893	--	26,308	--	28,044	--
Certificates of deposit	322,267	1.87	378,782	2.28	385,226	3.02
Total deposits	$512,989	1.24%	$592,740	1.55%	$624,932	2.12%

The following table presents, by various interest rate categories, certificates of deposit at December 31, 2011 and 2010, and the amounts at December 31, 2011, which mature during the periods indicated.

	December 31,		Amounts at December 31, 2011 Maturing in the 12 Months Ending December 31,
	2011	2010	2012	2013	2014	Thereafter
	(In Thousands)
Certificate accounts:
Less than 1.00%	$65,690	$58,633	$57,922	$7,768	$--	$--
1.00% - 1.99%	127,545	115,690	67,426	30,143	25,275	4,701
2.00% - 2.99%	65,605	105,919	31,100	19,813	1,467	13,225
3.00% - 3.99%	11,748	23,308	5,391	2,412	395	3,550
4.00% - 5.99%	20,978	37,143	10,067	5,424	1,172	4,315
Total certificate accounts	$291,566	$340,693	$171,906	$65,560	$28,309	$25,791

The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at December 31, 2011 by time remaining to maturity.

Amount
Period Ending:	(In Thousands)
March 31, 2012	$28,402
June 30, 2012	17,363
September 30, 2012	5,123
December 31, 2012	9,264
After December 31, 2012	45,899
Total certificates of deposit with balances of $100,000 or more	$106,051

Other Borrowings.  The Bank experienced a $11.5 million or 63.3% decrease in FHLB of Dallas borrowings from December 31, 2010 to December 31, 2011.  The FHLB of Dallas advances at December 31, 2011 of $6.7 million consisted of $2.7 million of fixed rate advances with an average cost of 4.44% and $4.0 million of floating rate advances with an average cost of 0.45%.  Funds generated from loan repayments and calls of investment securities were used to repay maturing borrowings.

Other Liabilities.  The increase in other liabilities of $960,000 or 24.4% between December 31, 2011 and 2010 was primarily due to a $1.6 million liability recorded as of December 31, 2011 for investment securities traded as of that date but not yet settled.  Such increase was partially offset by a $930,000 decrease in accrued preferred stock dividends.

Stockholders' Equity.  Stockholders' equity increased approximately $32.8 million from December 31, 2010 to December 31, 2011.  The increase in stockholders’ equity was primarily due to the issuance of 18,333,246 shares of common stock increasing cash and cash equivalents by $47.6 million during the second quarter of 2011, partially offset by the net loss of $19.0 million for the year ended December 31, 2011.  In addition, during the period, changes in unrealized net gains and losses on available for sale investment securities totaling approximately $3.2 million were recorded.  See the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010 contained herein for more detail.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are contractually obligated to make future minimum payments as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Certificates of deposit maturities	$171,906	$93,869	$17,821	$7,970	$291,566
Other borrowings	3,570	2,282	698	129	6,679
Lease obligations	180	331	320	187	1,018

We are contractually obligated to fund future obligations at maturity as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Unused lines of credit	$2,258	$9,981	$106	$9	$12,354
Unadvanced portion of construction loans	266	556	--	--	822
Standby letters of credit	119	3,058	--	--	3,177
Loan origination commitments	2,488	--	--	--	2,488

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is both a daily and long-term function. The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank's primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities, sales and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits are not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas as well as utilized the services of bulletin board deposit listing services to acquire funds.

The Bank is currently operating under restricted status at the FHLB, whereby the FHLB has custody and endorsement of the loans that collateralize the Bank’s outstanding borrowings with the FHLB.  Qualifying loans (i) must not be 90 days or more past due; (ii) must not have been in default within the most recent twelve-month period, unless such default has been cured in a manner acceptable to the FHLB; (iii) must relate to real property that is covered by fire and hazard insurance in an amount at least sufficient to discharge the mortgage loan in case of loss and as to which all real estate taxes are current; (iv) must not have been classified as substandard, doubtful, or loss by the Bank’s regulatory authority or the Bank; and (v) must not secure the indebtedness to any director, officer, employee, attorney, or agent of the Bank or of any FHLB.  The FHLB currently allows an aggregate collateral or lendable value on the qualifying loans of approximately 75% of the outstanding balance of the loans pledged to the FHLB.

During 2011, FHLB borrowings decreased by $11.5 million or 63.3%. At December 31, 2011, the Bank’s additional borrowing capacity with FHLB was $57.8 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a collateral value of $64.5 million less outstanding advances at December 31, 2011 of $6.7 million.  Due to the Bank’s restricted status at the FHLB, the Bank may only borrow short-term FHLB advances with maturities up to thirty days.

The Bank is currently required to pledge collateral with a value of $16 million to secure account transaction settlements.  The Bank uses qualifying investment securities and qualifying commercial real estate loans as collateral for the discount window and to secure transactions settlements.  This collateral is also available to access the secondary discount window if unencumbered for transaction settlement and when other sources of funding are not available to the Bank. In addition, the Bank is required to maintain an account balance at the FRB to cover charges to the Bank’s transaction account to avoid any daylight overdrafts.

The FRB will not accept commercial real estate loans that: (i) are 30 days or more past due; (ii) are classified as substandard, doubtful, or loss by the Bank’s regulating authority or the Bank; (iii) are illegal investments for the Bank; (iv) secure the indebtedness to any director, officer, employee, attorney, affiliate or agent of the Bank; or (v) exhibit collateral and credit documentation deficiencies.  The lendable value of commercial real estate of approximately $8.2 million at December 31, 2011 was 67% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged.  In addition, at December 31, 2011, the Bank pledged qualifying investment securities with a collateral value of approximately $7.9 million to secure transaction settlements.

At December 31, 2011, the Bank had short-term funds availability of approximately $224.6 million or 38.8% of Bank assets consisting of borrowing capacity at the FHLB and the FRB, unpledged investment securities, and overnight funds including the balances maintained at the FRB.  The Bank anticipates it will continue to rely primarily on deposits, calls and maturities of investment securities, loan repayments, and funds provided from operations to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources.

The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities.

The Bank emphasizes deposit growth and retention throughout its retail branch network to enhance its liquidity position. The Bank is currently subject to the national rate caps as outlined weekly by the FDIC.  These rate restrictions have not had a significant impact on the level of new and existing time deposits.  The Bank has historically paid rates the middle of the market for regular term certificates of deposits and paid above average rates locally for certificates of deposit with special terms.

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

Since the Company is a holding company and does not conduct independent operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources.  The Company and the Bank are currently not permitted to declare or pay dividends or make any other capital distributions without the prior written approval of the FRB and the OCC, respectively, as successors to the OTS.  The Company funds its expenses from cash deposits maintained in the Bank, which amounted to $2.8 million at December 31, 2011.

At December 31, 2011, the Bank's tangible, core and risk-based capital ratios amounted to 11.22%,11.22% and 19.62%, respectively, compared to OTS (now OCC) capital adequacy standards of 1.5%, 4% and 8%.  However, the Bank Order requires the Bank to achieve and maintain a Tier 1 (core) capital ratio and total risk-based capital ratio of 8% and 12%. In the second quarter of 2011, the Company received $47.6 million in cash from the Bear State investment and Rights Offering, net of offering costs, of which $44.8 million was invested in the Bank.

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

IMPACT OF NEW ACCOUNTING STANDARDS

See Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

ASSET AND LIABILITY MANAGEMENT
The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest earning assets and interest bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.  As of December 31, 2011, the Bank estimates that the percentage of its one-year gap to total assets was a negative 11% and its percentage of interest earning assets to interest bearing liabilities maturing or repricing within one year was 77%.  Due to inherent limitations in any static gap analysis and since conditions change on a daily basis, these measurements may not reflect future results.  A static gap analysis does not include such factors as loan prepayments, interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

As of December 31, 2011, $124.7 million or 68.1% of the Bank's portfolio of one- to four-family residential mortgage loans consisted of adjustable rate mortgages (“ARMs”), including $14.7 million in seven-year ARMs.   ARMs subject to contractual repricing within one year totaled $20.0 million at an average interest rate of 5.62% at December 31, 2011.

At December 31, 2011, the Bank’s portfolio of accruing variable rate loans tied primarily to the Wall Street Journal Prime Rate (“Prime Rate”) amounted to $30.3 million with a weighted average interest rate of 3.91%.  The interest rate on these loans adjusts at any time the Prime Rate adjusts, subject to interest rate caps or floors on the loans.  Of the $30.3 million, approximately 93% have interest rate floors below 6.0%.  The Prime Rate at December 31, 2011 was 3.25%.

At December 31, 2011, the Bank had approximately $28.1 million of accruing fixed rate commercial, commercial real estate and land loans at an average rate of 6.15% subject to renewal in 2012.  To the extent possible, the Bank is restructuring these renewals to variable rate loans priced with a margin tied to the Prime Rate with a minimum floor rate and with pricing commensurate to the risk of the credit.    The Bank is generally keeping maturities of these credits shorter as well.  This enables the Bank to better manage its interest rate sensitivity during this low rate environment.

The Company's investment portfolio, all of which is classified as available for sale, amounted to $62.1 million or 10.7% of the Company's total assets at December 31, 2011.  Of such amount, $397,000 is contractually due within one year and $22.3 million or 35.9% is contractually due from one year to five years.  However, actual maturities can be shorter than contractual maturities due to the ability of issuers to call or prepay such obligations without call or prepayment penalties.  As of December 31, 2011, there was approximately $48.5 million of investment securities at an average interest rate of 3.08% with call options held by the issuer, of which approximately $26.6 million, at an average interest rate of 2.69% are callable within one year.  In the current low interest rate environment, the Bank expects the majority of the $26.6 million of these securities to be called within one year. In contrast, in a rising rate environment where the rate on the security is at or near market rates, the issuer will generally not exercise the call option.

Deposits are the Bank's primary funding source and the Bank prices its deposit accounts based upon competitive factors and the availability of prudent lending and investment opportunities.  The Bank seeks to lengthen the maturities of its deposits by offering longer-term certificates of deposit when market conditions have created opportunities to attract such deposits. However, the Bank does not solicit high rate jumbo certificates of deposit and does not pursue an aggressive growth strategy that would force the Bank to focus exclusively on competitors' rates rather than deposit affordability.  At December 31, 2011, the Bank had $291.6 million in certificates of deposit at an average rate of 1.71% of which $171.9 million at an average interest rate of 1.45% mature in one year or less.  At December 31, 2011, the Bank had approximately $42.0 million of money market deposit accounts at an average rate of 0.36% that are subject to repricing at the discretion of the Bank.  In a rising rate environment, the increase in the rate on these accounts will typically lag the increase in market rates and will typically not increase in the same magnitude or in proportion to the increase in market rates.

At December 31, 2011, the Bank had $6.7 million of FHLB advances, of which $4.0 million, at an average interest rate of 0.45%, are variable with the interest rate floating monthly based on movements in the London Interbank Offering Rate (“LIBOR”).  Fixed rate advances of $2.7 million at an average interest rate of 4.44% are due in one year or less. Due to restrictions placed on the Bank by the FHLB of Dallas, the term of new advances may be no more than thirty days.  To the extent the Bank relies on advances for its funding, the short-term advances could subject the Bank to a greater degree of interest rate risk exposure in a rising rate environment.

Net Portfolio Value
The value of the Bank’s loan and investment portfolio will change as interest rates change.  Net Portfolio Value (“NPV”) is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.  The following tables set forth, quantitatively, as of December 31, 2011 and 2010, the OCC estimate of the projected changes in NPV in the event of a 100, 200 and 300 basis point instantaneous and permanent increase in market interest rates and a 100 basis point instantaneous and permanent decrease in market interest rates as of December 31, 2011 and 2010.

2011
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$83,513	14.07%	$4,127	5%
+200	82,637	13.86	3,251	4
+100	81,766	13.65	2,380	3
0	79,386	13.22	--	--
-100	76,359	12.74	(3,027)	(4)

2010
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$45,006	7.44%	$(12,330)	(22)%
+200	50,348	8.20	(6,988)	(12)
+100	53,279	8.59	(4,057)	(7)
0	57,336	9.13	--	--
-100	58,923	9.32	1,587	3

Computations of prospective effects of hypothetical interest rate changes are calculated based on numerous assumptions, including relative levels of market interest rates, loan repayments, and deposit runoffs, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First Federal Bancshares of Arkansas, Inc.
Harrison, Arkansas

We have audited the accompanying consolidated statement of financial condition of First Federal Bancshares of Arkansas, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and 2010, and the results of its operations and its cash flows for each of the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Little Rock, Arkansas
March 29, 2012

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2011 AND 2010
(In thousands, except share data)

ASSETS	2011	2010

Cash and cash equivalents:
Cash and collection items	$8,536	$6,921
Interest bearing deposits with banks	71,263	29,486

Total cash and cash equivalents	79,799	36,407

Interest bearing time deposits in banks	27,113	--
Investment securities, available for sale (amortized cost of $61,179)	62,077	83,106
Federal Home Loan Bank stock—at cost	576	1,257
Loans receivable, net of allowance at December 31, 2011 and 2010, of $20,818 and $31,084, respectively	331,453	381,343
Loans held for sale	3,339	4,502
Accrued interest receivable	1,516	2,545
Real estate owned - net	28,113	44,706
Office properties and equipment - net	21,441	22,237
Cash surrender value of life insurance	22,213	21,444
Prepaid expenses and other assets	1,406	2,499

TOTAL	$579,046	$600,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest bearing	$473,043	$517,859
Noninterest bearing	25,538	23,941

Total deposits	498,581	541,800

Other borrowings	6,679	18,193
Advance payments by borrowers for taxes and insurance	816	726
Other liabilities	4,077	3,207

Total liabilities	$510,153	$563,926

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; none issued and outstanding at December 31, 2011 and 16,500 shares issued and outstanding at December 31, 2010	$--	$16,261
Common stock, $.01 par value—30,000,000 shares authorized; 19,302,603 and 969,357 shares issued and outstanding at December 31, 2011 and 2010, respectively	193	10
Additional paid-in capital	90,572	26,834
Other comprehensive income (loss)	898	(2,320)
Accumulated deficit	(22,770)	(4,665)

Total stockholders’ equity	68,893	36,120

TOTAL	$579,046	$600,046

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011 AND 2010
(In thousands, except earnings per share and share data)

	2011	2010
INTEREST INCOME:
Loans receivable	$19,805	$25,030
Investment securities:
Taxable	1,858	3,663
Nontaxable	823	1,025
Other	348	102
Total interest income	22,834	29,820

INTEREST EXPENSE:
Deposits	6,351	9,177
Other borrowings	331	661

Total interest expense	6,682	9,838

NET INTEREST INCOME	16,152	19,982

PROVISION FOR LOAN LOSSES	859	6,959

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,293	13,023

NONINTEREST INCOME:
Net gain (loss) on sales and calls of investment securities	(439)	1,163
Deposit fee income	4,692	5,014
Earnings on life insurance policies	769	1,419
Gain on sale of loans	661	742
Other	916	1,121

Total noninterest income	6,599	9,459

NONINTEREST EXPENSES:
Salaries and employee benefits	11,351	10,914
Net occupancy expense	2,601	2,572
Real estate owned, net	19,194	5,293
FDIC insurance	1,378	1,931
Supervisory assessments	341	415
Data processing	1,579	1,494
Professional fees	1,087	1,138
Advertising and public relations	280	263
Postage and supplies	583	672
Other	2,532	2,299

Total noninterest expenses	40,926	26,991

LOSS BEFORE INCOME TAXES	(19,034)	(4,509)

INCOME TAX BENEFIT	--	(474)

NET LOSS	$(19,034)	$(4,035)

PREFERRED STOCK DIVIDENDS, ACCRETION OF DISCOUNT AND GAIN ON REDEMPTION OF PREFERRED STOCK	(10,500)	891

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(8,534)	$(4,926)

LOSS PER COMMON SHARE:
Basic	$(0.67)	$(5.08)

Diluted	$(0.67)	$(5.08)

Basic weighted average shares outstanding	12,720,641	969,357
Effect of dilutive securities	--	--
Diluted weighted average shares outstanding	12,720,641	969,357

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010
(In thousands, except share data)

	Issued Preferred Stock		Issued Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	Equity
BALANCE – January 1, 2010	16,500	16,195	2,061,500	21	57,068	--	40,634	1,092,143	(70,618)	43,300

Net loss	--	--	--	--	--	--	(4,035)	--	--	(4,035)
Reclassification of investment securities from held to maturity to available for sale	--	--	--	--	--	1,321	--	--	--	1,321
Change in unrealized gain/loss on investment securities available for sale arising during the period	--	--	--	--	--	(3,641)	--	--	--	(3,641)
Total comprehensive income (loss)	--	--	--	--	--	--	--	--	--	(6,355)
Preferred stock dividends accrued	--	--	--	--	--	--	(825)	--	--	(825)
Accretion of preferred stock discount	--	66	--	--	--	--	(66)	--	--	--
Cancellation of treasury stock	--	--	(1,092,143)	(11)	(30,234)	--	(40,373)	(1,092,143)	70,618	--
BALANCE – December 31, 2010	16,500	16,261	969,357	10	26,834	(2,320)	(4,665)	--	--	36,120

Net loss	--	--	--	--	--	--	(19,034)	--	--	(19,034)
Change in unrealized gain/loss on investment securities available for sale arising during the period	--	--	--	--	--	3,218	--	--	--	3,218
Total comprehensive income (loss)	--	--	--	--	--	--	--	--	--	(15,816)
Redemption of preferred stock and warrants	(16,500)	(16,261)	--	--	16,261	--	--	--	--	--
Cancellation of preferred stock dividends	--	--	--	--	--	--	929	--	--	929
Common stock issued, net of offering costs of $1.4 million	--	--	18,333,246	183	44,789	--	--	--	--	44,972
Stock compensation expense	--	--	--	--	68	--	--	--	--	68
Issuance of 2 million warrants	--	--	--	--	2,620	--	--	--	--	2,620
BALANCE – December 31, 2011	--	$--	19,302,603	$193	$90,572	$898	$(22,770)	--	$--	$68,893

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010
(In thousands)

	2011	2010

OPERATING ACTIVITIES:
Net loss	$(19,034)	$(4,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	859	6,959
Provision for real estate losses	17,335	4,163
Deferred tax provision (benefit)	299	(2,566)
Deferred tax valuation allowance	(299)	2,092
Accretion of discounts on investment securities, net	(27)	(72)
Federal Home Loan Bank stock dividends	(6)	(10)
Net loss (gain) on disposition of fixed assets	(17)	79
Net loss on sale of repossessed assets	784	141
Net loss (gain) on sales or calls of investment securities	439	(1,163)
Originations of loans held for sale	(32,643)	(41,944)
Proceeds from sales of loans held for sale	34,467	39,196
Gain on sale of loans originated to sell	(661)	(742)
Depreciation	1,407	1,405
Amortization of deferred loan costs, net	215	322
Earnings on life insurance policies	(769)	(801)
Stock compensation expense	68	--
Changes in operating assets and liabilities:
Accrued interest receivable	1,029	1,684
Prepaid expenses and other assets	1,084	1,532
Other liabilities	165	(49)

Net cash provided by operating activities	4,695	6,191

INVESTING ACTIVITIES:
Purchases of interest bearing time deposits in banks	(27,113)	--
Purchases of investment securities, held to maturity	--	(44,581)
Proceeds from maturities/calls of investment securities, held to maturity	--	94,369
Purchases of investment securities, available for sale	(34,186)	(20,225)
Proceeds from maturities/calls/sales of investment securities, available for sale	59,655	21,777
Federal Home Loan Bank stock purchased	(633)	(522)
Federal Home Loan Bank stock redeemed	1,320	2,400
Loan repayments, net of originations	34,083	72,029
Loan participations purchased	(4,000)	(1,312)
Loan participations sold	7,000	1,105
Proceeds from sales of real estate owned	10,242	7,984
Improvements to real estate owned	(26)	(657)
Proceeds from sales of office properties and equipment	21	--
Purchases of office properties and equipment	(615)	(154)

Net cash provided by investing activities	45,748	132,213

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010
(In thousands)

	2011	2010
FINANCING ACTIVITIES:
Net decrease in deposits	$(43,219)	$(82,824)
Repayment of advances from Federal Home Loan Bank	(11,514)	(17,353)
Short-term FHLB advances, net	--	(24,000)
Net increase in advance payments by borrowers for taxes and insurance	90	31
Proceeds from issuance of common stock	47,592	--

Net cash used in financing activities	(7,051)	(124,146)

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,392	14,258

CASH AND CASH EQUIVALENTS:
Beginning of year	36,407	22,149

End of year	$79,799	$36,407

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$6,847	$10,093

Income taxes	$--	$38

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$15,658	$31,831

Loans to facilitate sales of real estate owned	$3,925	$10,735

Investment securities purchased—not settled	$1,634	$--

Preferred stock dividends accrued	$--	$825

Preferred dividends cancelled	$929	$--

(Concluded)
See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Real Estate Owned. Real estate owned (“REO”) of $28.1 million includes commercial and residential lots and land in our market area with a carrying value of $10.4 million at December 31, 2011.  The carrying values of these properties reflect management’s best estimate of the amount to be realized from the sale of the properties.  There have been limited recent sales of comparable properties in the area to consider in estimating the values, and the market for such properties is limited.  Therefore, the amount that the Bank realizes from the sale of these properties could differ materially in the near term from the carrying value reflected in these financial statements.

Pension Benefits. The Bank is a participant in a noncontributory multiemployer defined benefit pension plan. The plan was frozen as of July 1, 2010, eliminating all future benefit accruals for participants in the plan and closing the plan to new participants as of that date. The Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the plan.  Costs for the plan year beginning July 1, 2011, are approximately $689,000 of which $139,000 was contributed as of December 31, 2011. The level of amortization charges is determined by the plan's funding shortfall, which is determined by comparing plan liabilities to plan assets.  Based on factors that influence the levels of plan assets and liabilities, such as the level of interest rates and the performance of plan assets, it is reasonably possible that events could occur that would materially change the estimated amount of the Bank’s required contribution in the near term. Additionally, if the Bank were to terminate the plan, the Bank could incur a significant withdrawal liability.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. In estimating other than temporary impairment losses, management considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis or if the present values of expected cash flows is not sufficient to recover the entire amortized cost

Loans Receivable—The Bank originates and maintains loans receivable that are substantially concentrated in its lending territory (primarily Northwest, Northcentral and Central Arkansas). The majority of the Bank’s loans are residential mortgage loans and commercial real estate loans. The Bank’s policy generally calls for collateral or other forms of security to be received from the borrower at the time of loan origination. Such collateral or other form of security is subject to changes in economic value due to various factors beyond the control of the Bank.

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred loan fees or costs. Deferred loan fees or costs and discounts on loans are amortized or accreted to income using the level-yield method over the remaining period to contractual maturity.

Mortgage loans originated and committed for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Such loans are generally carried at cost due to the short period of time between funding and sale, generally two to three weeks.

The accrual of interest on loans is generally discontinued when the loan becomes 90 days past due, or, in management’s opinion, the borrower is judged to be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual, except when doubt exists as to ultimate collectability of principal and interest. A loan is generally returned to accrual status when the loan is no longer past due and, in the opinion of management, collection of the remaining balance can be reasonably expected.  The Company may continue to accrue interest on certain loans that are 90 days past due or more if such loans are well-secured and in the process of collection.

Allowance for Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged off against the allowance when management believes it is likely that a loan balance is uncollectible.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses represents management’s estimate of incurred credit losses inherent in the Company’s loan portfolio as of the balance sheet date.  The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profiles of the Company’s borrowers, adverse situations that have occurred that may affect borrowers’ ability to repay, the estimated value of underlying collateral, and general economic conditions, including unemployment, bankruptcy trends, vacancy rates, and the level and trend of home sales and prices. Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

Our methodology for estimating the allowance for loan losses consists of (1) an allocated allowance on identified impaired loans (sometimes referred to as a specific allowance) and (2) a general allowance on the remainder of the loan portfolio.  Although the Bank determines the amount of each component of the allowance for loan losses separately, the entire allowance is available to absorb losses in the loan portfolio.

Allocated (Specific) Allowance

The allocated component of the allowance relates to impaired loans. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Multifamily residential, commercial real estate, land and land development, and commercial loans that are delinquent or where the borrower’s total loan relationship exceeds $250,000 are evaluated on a loan-by-loan basis at least annually.  Nonaccrual loans and troubled debt restructurings (“TDRs”) are also considered to be impaired loans.  TDRs are restructurings in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify for impairment disclosures individual consumer and residential loans which are not on nonaccrual status or TDRs.  Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Bank considers the characteristics of (1) one- to four-family residential mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type, valuing these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, and economic conditions in the primary market areas.

General Allowance

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments and classes. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: unemployment, bankruptcy trends, vacancy rates, the level and trend of home sales and prices, and the level of past due loans in that segment of the Bank’s portfolio. The applied loss factors are reevaluated quarterly to ensure their relevance at each reporting period.

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

Real Estate Owned, Net—Real estate owned represents foreclosed assets held for sale and is initially recorded at estimated fair value less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less costs to sell. Adjustments for losses are charged to operations when the estimated fair value falls below` the carrying value.  Costs and expenses related to major additions and improvements are capitalized while maintenance and repairs that do not extend the lives of the respective assets are expensed.

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

Income Taxes— The Company estimates its income taxes payable based on the amounts it expects to owe to the various taxing authorizes (i.e. federal, state and local). In estimating income taxes, management assesses the relative merits and risks of the tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. Management also relies on tax opinions, recent audits, and historical experience.

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various statement of financial condition assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred tax assets and liabilities are recognized for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Deferred tax assets are evaluated for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. A valuation allowance for deferred tax assets is established if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, future taxable income is estimated based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between projected operating performance, actual results and other factors.

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

Recent Accounting Pronouncements—In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and nonrecurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 18. These new disclosure requirements were effective beginning with the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect on the Company’s financial statement disclosure upon adoption of this ASU.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In December 2011, FASB issued ASU 2011-12, which defers certain provisions of ASU 2011-05. One of ASU 2011-05’s provisions requires the Company to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 defers this requirement indefinitely. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The ASU does not amend the components that must be reported in other comprehensive income. Both ASUs are effective for the Company’s reporting periods beginning after December 15, 2011. As this ASU amends only the disclosure requirements for comprehensive income, the adoption is not expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80):Disclosures about an Employer’s Participation in a Multiemployer Plan. The ASU requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans, including the significant plans in which an employer participates, the level of an employer’s participation in and the financial health of the significant employer plans, and the nature of employer commitments to the plan. The ASU is effective for the Company’s reporting periods ending after December 15, 2011. As this ASU amends only the disclosure requirements for multiemployer plans, the adoption did not have a material impact on the Company’s financial statements.

2.	RECAPITALIZATION

On January 27, 2011, the Company and the Bank entered into an Investment Agreement (the “Investment Agreement”) with Bear State Financial Holdings, LLC (“Bear State”) which set forth the terms and conditions of the Company’s recapitalization (the “Recapitalization”), which was completed in the second quarter of 2011.  The Recapitalization consisted of the following:

·
The Company amended its Articles of Incorporation to effect a 1-for-5 reverse split (the “Reverse Split”) of the Company’s issued and outstanding shares of common stock. The Reverse Split was effective May 3, 2011. All periods presented in this Form 10-K have been retroactively restated to reflect the Reverse Split.

·
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

·
The Company sold to Bear State (i) 15,425,262 post-Reverse Split shares (the “First Closing Shares”) of the Company’s common stock at $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, and (ii) a warrant (the “Investor Warrant”) to purchase 2 million post-Reverse Split shares of our common stock at an exercise price of $3.00 per share (or $0.60 per share pre-Reverse Split) (the date on which such sale occurs, the “First Closing”).  The First Closing occurred on May 3, 2011.  The Investor Warrant has not been exercised as of December 31, 2011.

·
Bear State paid the Company aggregate consideration of approximately $46.3 million for the First Closing Shares and Investor Warrant, consisting of (i) $40.3 million in cash, and (ii) Bear State’s surrendering to the Company the Series A Preferred Stock and TARP Warrant for a $6 million credit against the purchase price of the First Closing Shares.

·
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

·	In connection with the First Closing, Bear State appointed four individuals to serve on the Boards of Directors of the Company and the Bank.

As a result of its participation in the Recapitalization, Bear State owns approximately 82% of the Company’s common stock, assuming exercise of the Investor Warrant.

3.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Based on the reserve requirements of the Federal Reserve Bank, the Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2011 and 2010, these required reserves balances amounted to $503,000 and $555,000, respectively.  In addition, the Bank is required to maintain an account balance at the Federal Reserve Bank sufficient to cover charges to the Bank’s transaction account to avoid any daylight overdrafts.

4.	INTEREST BEARING TIME DEPOSITS IN BANKS

Interest bearing time deposits in banks mature within one to five years and are carried at cost. The scheduled maturities of these deposits at December 31, 2011, by contractual maturity are shown below (in thousands):

Amounts maturing
during the years	Weighted
ending December 31:	Average Rate	Amount

2012	0.69%	$1,493
2013	0.94	4,727
2014	1.23	10,950
2015	1.61	1,243
2016	2.05	8,700

Total	1.43%	$27,113

5.	INVESTMENT SECURITIES

Investment securities consisted of the following at December 31 (in thousands):

	2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

Municipal securities	$35,590	$1,033	$(10)	$36,613
Corporate debt securities	6,000	--	(190)	5,810
U.S. Government sponsored agencies	19,589	65	--	19,654

Total	$61,179	$1,098	$(200)	$62,077

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

Municipal securities	$33,095	$116	$(1,073)	$32,138
U.S. Government sponsored agencies	52,331	49	(1,412)	50,968

Total	$85,426	$165	$(2,485)	$83,106

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”) (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$1,812	$10	$--	$--	$1,812	$10
Corporate debt securities	3,810	190	--	--	3,810	190

Total	$5,622	$200	$--	$--	$5,622	$200

	2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$18,931	$1,054	$156	$19	$19,087	$1,073
U.S. Government sponsored agencies	41,775	1,412	--	--	41,775	1,412

Total	$60,706	$2,466	$156	$19	$60,862	$2,485

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

The Company has pledged investment securities available for sale with carrying values of approximately $1.2 million and $25.0 million at December 31, 2011 and 2010, respectively, as collateral for certain deposits in excess of $250,000.  In addition the Company has pledged investment securities available for sale with carrying values of approximately $8.9 million and $2.9 million at December 31, 2011 and 2010, respectively, as collateral at the Federal Reserve Bank to secure transaction settlements.

The scheduled maturities of debt securities at December 31, 2011, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2011
	Amortized	Fair
	Cost	Value

Within one year	$395	$397
Due from one year to five years	22,391	22,271
Due from five years to ten years	13,373	13,625
Due after ten years	25,020	25,784

Total	$61,179	$62,077

As of December 31, 2011 and 2010, investments with amortized cost of approximately $48.5 million and $77.9 million, respectively, have call options held by the issuer, of which approximately $26.6 million and $56.8 million, respectively, are or were callable within one year.

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

Sales of the Company’s investment securities available for sale are summarized as follows:

	Years Ended December 31,
	2011	2010

Sales proceeds	$18,931	$15,932

Gross realized gains	$128	$1,148
Gross realized losses	(567)	--
Net (losses) gains on sales of investment securities	$(439)	$1,148

The Company also realized $15,000 in gains on calls of investment securities during the year ended December 31, 2010.

6.	LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2011	2010

Mortgage loans:
One- to four-family residential	$183,158	$214,077
Home equity and second mortgage	12,502	18,423
Commercial real estate	95,920	92,767
Multifamily	20,476	25,356
Land	14,418	22,590
Construction	11,416	18,969

Total mortgage loans	337,890	392,182

Commercial loans	7,603	10,376

Consumer loans:
Automobile	2,536	3,958
Other	5,479	8,095

Total consumer loans	8,015	12,053

Undisbursed loan funds	(822)	(1,964)
Unearned discounts and net deferred loan costs (fees)	(415)	(220)
Allowance for loan losses	(20,818)	(31,084)

Loans receivable—net	$331,453	$381,343

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of such loans at December 31, 2011 and 2010 were $13.4 million and $10.6 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.   Servicing income for the years ended December 31, 2011 and 2010 was $24,000 and $27,000, respectively.

As of December 31, 2011 and 2010, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $85.9 million and $103.6 million, respectively, were held in custody by the FHLB of Dallas and were pledged for outstanding advances or available for future advances.

The Bank is currently operating under restricted status at the FHLB, whereby the FHLB has custody and endorsement of the loans that collateralize our outstanding borrowings with the FHLB.  Qualifying loans (i) must not be 90 days or more past due; (ii) must not have been in default within the most recent twelve-month period, unless such default has been cured in a manner acceptable to the FHLB; (iii) must relate to real property that is covered by fire and hazard insurance in an amount at least sufficient to discharge the mortgage loan in case of loss and as to which all real estate taxes are current; (iv) must not have been classified as substandard, doubtful, or loss by the Bank’s regulatory authority or the Bank; and (v) must not secure the indebtedness to any director, officer, employee, attorney, or agent of the Bank or of any FHLB.  The FHLB currently allows an aggregate collateral or lendable value on the qualifying loans of approximately 75% of the outstanding balance of the loans pledged to the FHLB.

As of December 31, 2011 and 2010, qualifying loans collateralized by commercial real estate with balances of $12.3 million and $19.7 million, respectively, were pledged as collateral to secure transaction settlements at the Federal Reserve Bank.  This collateral is also available to access the secondary discount window if unencumbered for transaction settlement and when other sources of funding are not available to the Bank.

The Federal Reserve Bank will not accept commercial real estate loans that: (i) are 30 days or more past due; (ii) are classified as substandard, doubtful, or loss by the Bank’s regulatory authority or the Bank; (iii) are illegal investments for the Bank; (iv) secure the indebtedness to any director, officer, employee, attorney, affiliate or agent of the Bank; or that (v) exhibit collateral and credit documentation deficiencies.  The collateral value at December 31, 2011 was approximately 67% of the outstanding balance of the loans as determined by the Federal Reserve Bank taking into consideration the rate and duration of the loans pledged.

Age analyses of loans as of December 31, 2011 and 2010, including both accruing and nonaccrual loans, are presented below (in thousands):

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$8,319	$5,604	$170,163	$184,086
Home equity and second mortgage	126	437	11,939	12,502
Speculative one- to four-family	--	--	1,463	1,463
Multifamily residential	31	--	28,848	28,879
Land development	--	--	622	622
Land	191	1,344	12,883	14,418
Commercial real estate	1,371	4,752	89,797	95,920
Commercial	--	388	7,215	7,603
Consumer	23	5	7,987	8,015
Total (1)	$10,061	$12,530	$330,917	$353,508

December 31, 2010	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$13,817	$3,298	$199,093	$216,208
Home equity and second mortgage	424	292	17,707	18,423
Speculative one- to four-family	--	28	1,133	1,161
Multifamily residential	1,680	89	34,458	36,227
Land development	510	85	2,101	2,696
Land	537	2,207	19,846	22,590
Commercial real estate	1,088	5,680	88,109	94,877
Commercial	428	699	9,249	10,376
Consumer	181	21	11,851	12,053
Total (1)	$18,665	$12,399	$383,547	$414,611

(1)	Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

There was one loan over 90 days past due and still accruing at December 31, 2011 totaling $388,000 and no such loans at December 31, 2010.  Restructured loans totaled $13.9 million and $20.4 million as of December 31, 2011 and 2010, respectively, with $8.7 million and $15.1 million of such restructured loans on nonaccrual status at December 31, 2011 and 2010, respectively.

Past due loans at December 31, 2010, have been restated to conform to the December 31, 2011 presentation.   Past due loans were reported at December 31, 2010 based on the number of complete months a payment was overdue at the end of the period, as allowed in the Thrift Financial Report instructions.  In connection with the Bank’s transition from the OTS to the OCC, the Bank will be required to file Reports of Condition and Income (“Call Report”) beginning in the first quarter of 2012.  Call Report instructions require that past due loans be reported based on the number of days past due.  Therefore, in the fourth quarter of 2011, in preparation for conversion to the Call Report, the Bank changed its method of reporting past due loans to the actual number of days a payment is past due.  As a result, loans with a payment due on December 1 as of December 31 were reported as 30 days past due in 2011 whereas in 2010 such loans were not reported as 30 days past due.  At December 31, 2011, there were 61 loans totaling $5.6 million due December 1, compared to 82 loans totaling $6.7 million due December 1 at December 31, 2010.

The following table presents age analyses of nonaccrual loans as of December 31, 2011 and 2010 (in thousands):

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,870	$5,604	$4,262	$11,736
Home equity and second mortgage	57	437	270	764
Speculative one- to four-family	--	--	--	--
Multifamily residential	--	--	4,645	4,645
Land development	--	--	622	622
Land	164	1,344	1,271	2,779
Commercial real estate	203	4,752	8,283	13,238
Commercial	--	--	72	72
Consumer	--	5	93	98
Total	$2,294	$12,142	$19,518	$33,954

December 31, 2010	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$11,435	$3,224	$9,037	$23,696
Home equity and second mortgage	286	235	625	1,146
Speculative one- to four-family	--	9	--	9
Multifamily residential	1,390	89	4,615	6,094
Land development	450	84	--	534
Land	520	2,130	3,680	6,330
Commercial real estate	982	3,957	5,803	10,742
Commercial	274	233	182	689
Consumer	30	13	69	112
Total	$15,367	$9,974	$24,011	$49,352

The following tables summarize information pertaining to impaired loans as of December 31, 2011 and 2010 and for the years then ended (in thousands):

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$3,019	$2,714	$305	$3,734	$52
Home equity and second mortgage	108	27	81	158	3
Speculative one- to four-family	--	--	--	2	--
Multifamily residential	2,958	2,255	703	4,425	--
Land development	--	--	--	384	--
Land	925	645	280	2,808	12
Commercial real estate	4,301	2,422	1,879	2,290	3
Commercial	--	--	--	129	--
Consumer	70	25	45	16	--
	11,381	8,088	3,293	13,946	70

Impaired loans without a valuation allowance:
One- to four-family residential	10,066	10,066	--	16,911	255
Home equity and second mortgage	723	723	--	801	33
Speculative one- to four-family	--	--	--	--	--
Multifamily residential	5,175	5,175	--	4,171	18
Land development	622	622	--	259	18
Land	2,136	2,136	--	2,897	32
Commercial real estate	8,937	8,937	--	10,710	282
Commercial	72	72	--	336	5
Consumer	49	49	--	83	2
	27,780	27,780	--	36,168	645
Total impaired loans	$39,161	$35,868	$3,293	$50,114	$715

Interest based on original terms					$2,272

Interest income recognized on a cash basis on impaired loans					$320

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$3,414	$3,085	$329	$4,505	$131
Home equity and second mortgage	665	342	323	238	25
Speculative one- to four-family	28	9	19	382	2
Multifamily residential	8,274	5,226	3,048	3,743	63
Land development	595	534	61	1,322	5
Land	3,703	3,046	657	5,602	20
Commercial real estate	6,255	3,940	2,315	4,630	91
Commercial	1,303	327	976	348	10
Consumer	306	42	264	20	17
	24,543	16,551	7,992	20,790	364

Impaired loans without a valuation allowance:
One- to four-family residential	21,889	21,889	--	15,755	946
Home equity and second mortgage	845	845	--	1,119	69
Speculative one- to four-family	--	--	--	171	--
Multifamily residential	3,640	3,640	--	1,459	204
Land development	--	--	--	2,609	--
Land	4,419	4,419	--	7,065	181
Commercial real estate	6,802	6,802	--	7,416	231
Commercial	361	361	--	256	34
Consumer	99	99	--	137	10
	38,055	38,055	--	35,987	1,675
Total impaired loans	$62,598	$54,606	$7,992	$56,777	$2,039

Interest based on original terms					$3,511

Interest income recognized on a cash basis on impaired loans					$351

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, the Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by assigning a credit risk rating to loans on at least an annual basis for non-homogeneous loans over $250,000. The Company uses the following definitions for risk ratings:

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

Based on analyses performed at December 31, 2011 and December 31, 2010, the risk categories of loans are as follows:

	December 31, 2011
	Pass	Special Mention	Substandard	Loss	Not Rated	Total
One- to four-family residential	$24,300	$13,888	$27,877	$--	$118,021	$184,086
Home equity and second mortgage	558	487	1,569	--	9,888	12,502
Speculative one- to four-family	--	--	1,463	--	--	1,463
Multifamily residential	12,415	6,655	9,703	--	106	28,879
Land development	--	--	622	--	--	622
Land	2,168	2,908	4,575	--	4,767	14,418
Commercial real estate	55,657	9,174	29,018	--	2,071	95,920
Commercial	5,579	1,105	521	--	398	7,603
Consumer	627	13	192	--	7,183	8,015
Total (1)	$101,304	$34,230	$75,540	$--	$142,434	$353,508

	December 31, 2010
	Pass	Special Mention	Substandard	Loss	Not Rated	Total
One- to four-family residential	$21,026	$12,285	$40,518	$329	$142,050	$216,208
Home equity and second mortgage	862	395	3,114	323	13,729	18,423
Speculative one- to four-family	--	--	1,142	19	--	1,161
Multifamily residential	16,787	5,499	10,429	3,048	464	36,227
Land development	--	--	2,635	61	--	2,696
Land	2,488	3,319	9,893	657	6,233	22,590
Commercial real estate	41,002	12,731	35,800	2,315	3,029	94,877
Commercial	4,945	2,285	1,258	976	912	10,376
Consumer	1,178	52	167	264	10,392	12,053
Total (1)	$88,288	$36,566	$104,956	$7,992	$176,809	$414,611

(1)	Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

As of December 31, 2011 and December 31, 2010, the Bank did not have any loans categorized as subprime or classified as doubtful.  Loss rated loans in 2010 were fully reserved with specific loan loss allowances.

Troubled Debt Restructurings. Troubled debt restructurings (“TDRs”) are loans for which the contractual terms on the loan have been modified and both of the following conditions exist: (i) the borrower is experiencing financial difficulty and (ii) the restructuring constitutes a concession. The Bank assesses all loan modifications to determine if the modifications constitute a TDR.  Restructurings resulting in an insignificant delay in payment are not considered to be TDRs.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All TDRs are considered impaired loans. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The following table summarizes loans restructured in TDRs as of December 31, 2011: (dollars in thousands)

	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Number of TDR Loans	Total Balance
One- to four-family residential	15	$1,349	11	$1,134	26	$2,483
Home equity and second mortgage	3	68	4	133	7	201
Multifamily residential	1	3,488	1	1,399	2	4,887
Land	5	282	4	1,242	9	1,524
Commercial real estate	--	--	6	4,759	6	4,759
Consumer	7	20	--	--	7	20

Total	31	$5,207	26	$8,667	57	$13,874

Loans receivable that were restructured as TDRs during 2011 were as follows: (dollars in thousands)

	December 31, 2011
	Number of Loans	Balance Prior to TDR	Balance at December 31, 2011	Nature of Modification
				Payment Term (1)	Other
One- to four-family residential	4	$567	$253	$100	$467	(3)
Home equity and second mortgage	2	78	76	19	59	(3)
Land	2	96	95	--	96	(3)
Commercial real estate	2	1,471	1,495	200	1,271	(2)
Commercial	1	54	--	--	54	(4)
Consumer	1	3	2	3	--

Total	12	$2,269	$1,921	$322	$1,947
__________________________
(1)	Concessions represent skipped payments/maturity date extensions or amortization term extensions.
(2)	Concession represents payment of delinquent property taxes.
(3)	Modification to interest only payments for a period of time.
(4)	Debt consolidation.

The following table represents loans receivable for which a payment default occurred during the year ended December 31, 2011, and that had been modified as a TDR within 12 months or less of the payment default.  A payment default is defined as a payment received more than 90 days after its due date. (dollars in thousands)

	December 31, 2011
	Number of Loans	Unpaid Principal Balance at December 31, 2011	Charge-offs	Transfers to REO
One- to four-family residential	7	$142	$163	$840
Home equity and second mortgage	3	51	137	--
Multifamily residential	1	--	962	718
Land	2	318	--	45
Commercial real estate	1	409	--	--
Commercial	1	--	98	--
Consumer	2	--	67	--

Total	17	$920	$1,427	$1,603

7.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2011	2010

Loans	$1,085	$1,546
Investment securities	395	999
Deposits in banks	36	--

Total	$1,516	$2,545

8.	ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010 (in thousands):

Year Ended December 31, 2011	One- to four-family residential	Home equity and second mortgage	Speculative one- to four-family	Multifamily residential	Land development	Land	Commercial real estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year:	$5,440	$1,275	$81	$6,581	$1,473	$2,562	$9,491	$3,543	$638	$31,084
Provision charged to expense	3,993	(160)	31	(454)	(361)	(113)	189	(2,139)	(127)	859
Losses charged off	(3,177)	(486)	(28)	(2,795)	(1,562)	(628)	(2,375)	(517)	(409)	(11,977)
Recoveries	50	64	--	--	450	68	11	85	124	852
Balance, end of year	$6,306	$693	$84	$3,332	$--	$1,889	$7,316	$972	$226	$20,818
Ending balance: individually evaluated for impairment	$305	$81	$--	$703	$--	$280	$1,879	$--	$45	$3,293
Ending balance: collectively evaluated for impairment	$6,001	$612	$84	$2,629	$--	$1,609	$5,437	$972	$181	$17,525
Loans:
Ending balance	$184,086	$12,502	$1,463	$28,879	$622	$14,418	$95,920	$7,603	$8,015	$353,508
Ending balance: individually evaluated for impairment	$13,085	$831	$--	$8,133	$622	$3,061	$13,238	$72	$119	$39,161
Ending balance: collectivelyevaluated for impairment	$171,001	$11,671	$1,463	$20,746	$--	$11,357	$82,682	$7,531	$7,896	$314,347

Year Ended December 31, 2010	One- to four-family residential	Home equity and second mortgage	Speculative one- to four-family	Multifamily residential	Land development	Land	Commercial real estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year:	$4,436	$1,688	$884	$3,915	$1,181	$8,589	$9,077	$2,578	$560	$32,908
Provision charged to expense	3,089	133	(707)	3,507	580	(2,602)	877	1,667	415	6,959
Losses charged off	(2,127)	(552)	(97)	(843)	(288)	(3,477)	(464)	(733)	(462)	(9,043)
Recoveries	42	6	1	2	--	52	1	31	125	260
Balance, end of year	$5,440	$1,275	$81	$6,581	$1,473	$2,562	$9,491	$3,543	$638	$31,084
Ending balance: individually evaluated for impairment	$329	$323	$19	$3,048	$61	$657	$2,315	$976	$264	$7,992
Ending balance: collectively evaluated for impairment	$5,111	$952	$62	$3,533	$1,412	$1,905	$7,176	$2,567	$374	$23,092
Loans:
Ending balance	$216,208	$18,423	$1,161	$36,227	$2,696	$22,590	$94,877	$10,376	$12,053	$414,611
Ending balance: individually evaluated for impairment	$25,303	$1,510	$28	$11,914	$595	$8,122	$13,057	$1,664	$405	$62,598
Ending balance: collectively evaluated for impairment	$190,905	$16,913	$1,133	$24,313	$2,101	$14,468	$81,820	$8,712	$11,648	$352,013

The Bank does not have any loans acquired with deteriorated credit quality.

A summary of the activity in the allowances for loan and real estate losses is as follows for the years ended December 31 (in thousands):

	2011		2010
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of year	$31,084	$7,841	$32,908	$5,543

Provisions forestimated losses	859	17,335	6,959	4,163
Recoveries	852	--	260	--
Losses charged off	(11,977)	(4,242)	(9,043)	(1,865)

Balance—end of year	$20,818	$20,934	$31,084	$7,841

9.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2011	2010

Land and land improvements	$5,937	$5,937
Buildings and improvements	21,400	21,524
Furniture and equipment	7,246	7,035
Automobiles	271	472

Total	34,854	34,968

Accumulated depreciation	(13,413)	(12,731)

Office properties and equipment—net	$21,441	$22,237

Depreciation expense for each of the years ended December 31, 2011 and 2010 was to approximately $1.4 million.

At December 31, 2011, office properties and equipment included three properties totaling $730,000 held for sale carried at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized on these properties for the year ended December 31, 2011. During the year ended December 31, 2010, the Bank closed two branch locations.  One location with a net book value of approximately $160,000 is being held for sale and is currently listed for $299,500 and the other location was leased for which the Bank recognized a $79,000 loss on disposal of the leasehold improvements.  Customers from closed branch locations are being serviced by other Bank branch locations in the area.  As a result, these branch closings are not reported as discontinued operations.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2011, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

Years Ending December 31

2012	$180
2013	171
2014	160
2015	160
2016	160
2017 and thereafter	187

Total	$1,018

The leases contain options to extend for periods from ten to twenty-five years.  The cost of rentals in the renewal periods are not included above.  Total rent expense for the years ended December 31, 2011 and 2010 amounted to $257,000 and $251,000, respectively.

The Bank also leases certain of its banking premises to third parties under operating lease agreements.  The following is a schedule by years of minimum future rentals on noncancelable operating leases (in thousands):

Years Ending December 31

2012	$58
2013	19
2014	3
2015 and thereafter	--

Total	$80

The leases contain options to extend for periods from three to ten years.  Such rentals are not included above.  Total rental income for the years ended December 31, 2011 and 2010 amounted to $67,000 and $79,000, respectively.

10.	DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2011	2010

Checking accounts, including noninterest bearing deposits of $25,538 and $23,941 in 2011 and 2010, respectively	$137,078	$137,186
Money market accounts	42,033	37,830
Savings accounts	27,904	26,091
Certificates of deposit	291,566	340,693

Total	$498,581	$541,800

Overdrafts of checking accounts of $315,000 and $580,000 at December 31, 2011 and 2010, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of December 31, 2011 and 2010, the Bank had $1.8 million and $5.6 million of brokered deposits, respectively.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $106.1 million and $119.2 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, scheduled maturities of certificates of deposit were as follows (in thousands):

Years Ending December 31

2012	$171,906
2013	65,560
2014	28,309
2015	10,343
2016	7,478
2017 and thereafter	7,970

Total	$291,566

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2011	2010

Interest bearing checking accounts	$231	$369
Money market accounts	133	233
Savings and certificate accounts	6,044	8,662
Early withdrawal penalties	(57)	(87)

Total	$6,351	$9,177

FDIC insurance covers all deposit accounts, including checking and savings accounts, money market deposit accounts and certificates of deposit. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category.  From December 31, 2010 through December 31, 2012, at all FDIC-insured institutions, deposits held in noninterest-bearing transaction accounts will be fully insured regardless of the amount in the account.

11.	OTHER BORROWINGS

Federal Home Loan Bank.  The Bank is a member of the Federal Home Loan Bank System. As a member of this system, it is required to maintain an investment in capital stock of the FHLB in an amount equal to the sum of 0.05% of total assets as of the previous December 31 and 4.10% of outstanding advances. No ready market exists for such stock and it has no quoted market value. The carrying value of the stock is its cost.

The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans.  Pledged collateral is held in the custody of the FHLB.  Based on the Bank’s restricted status with the FHLB, the Bank may only borrow short-term advances with maturities up to thirty days.

Advances at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011		2010
	Weighted		Weighted
Amounts Maturing in Year Ending	Average		Average
December 31	Rate	Amount	Rate	Amount

2011	--%	$--	3.15%	$11,514
2012	2.25	3,570	2.24	3,570
2013	0.75	2,168	0.69	2,168
2014	4.16	114	4.16	114
2015	4.49	616	4.49	616
2016	3.95	82	3.95	82
Thereafter	3.95	129	3.95	129

Total	2.06%	$6,679	2.74%	$18,193

The following table sets forth information with respect to the Company’s borrowings at and during the periods indicated.

	At or For the Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Maximum balance	$31,613	$75,843	$82,182
Average balance	14,738	33,856	67,793
Year end balance	6,679	18,193	59,546
Weighted average interest rate:
At end of year	2.06%	2.74%	1.85%
During the year	2.24%	1.95%	2.93%

12.	INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31
	2011	2010
Income tax provision (benefit):
Current:
Federal	$--	$--
State	--	--
Total current	--	--

Deferred:
Federal	(3,429)	(2,228)
State	(1,205)	(338)
Valuation allowance	4,634	2,092
Total deferred	--	(474)

Total	$--	$(474)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Year Ended December 31
	2011		2010

Taxes at statutory rate	$(6,471)	34.0%	$(1,532)	34.0%
Increase (decrease) resulting from:
State income tax—net	(816)	4.3	(222)	4.9
Section 382 write-down	3,123	(16.4)	--	--
Change in valuation allowance	4,634	(24.4)	2,092	(46.4)
Earnings on life insurance policies	(262)	1.4	(483)	10.7
Nontaxable investments	(263)	1.4	(329)	7.3
Other—net	55	(0.3)	--	--

Total	$--	0.0%	$(474)	10.5%

The Company’s net deferred tax asset account was comprised of the following at December 31 (in thousands):

	2011	2010

Deferred tax assets:
Allowance for loan losses	$11,532	$11,666
Real estate owned	9,146	4,127
Section 382 net operating loss carryforward	2,665	--
Net operating loss carryforward	1,316	5,205
Nonaccrual loan interest	723	207
Other	348	192

Total deferred tax assets	25,730	21,397
Valuation allowance	(24,850)	(20,216)
Deferred tax asset, net of allowance	880	1,181

Deferred tax liabilities:
Office properties	(724)	(843)
Federal Home Loan Bank stock	(33)	(105)
Pension plan contribution	--	(109)
Prepaid expenses	(123)	(124)

Total deferred tax liabilities	(880)	(1,181)

Net deferred tax asset (liability)	$--	$--

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2011 and December 31, 2010. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:
  The Company has a long history of earnings profitability prior to 2009.
  Future reversals of certain deferred tax liabilities.
As part of its analysis, the Company considered the following negative evidence:
  The Company recorded a net loss in 2009, 2010 and 2011.
  The Company may not meet its projections concerning future taxable income.
  Limitations on the Company’s ability to utilize its pre-change NOLs and certain recognized built-in losses to offset future taxable income pursuant to Section 382 of the Internal Revenue Code.
At December 31, 2011, and December 31, 2010, based on the negative evidence presented, the Company determined that a valuation allowance relating to both the federal and state portion of its deferred tax asset was necessary.  In addition, the determination for the state deferred tax asset included negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $20.1 million and $4.8 million at December 31, 2011 were recorded for the federal deferred tax asset and the state deferred tax asset, respectively.

A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2011, the Bank had a $9.3 million NOL for federal income tax purposes that will be carried forward. The federal NOL was limited based on Bear State’s investment in the Company as it constituted an “ownership change” as defined in the Internal Revenue Code (the “Code”). In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.  The annual limit under Section 382 is approximately $405,000.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2011 and December 31, 2010. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2008 and forward.

13.	STOCK BASED COMPENSATION

Stock Option Plan—The Stock Option Plan (“SOP”) provided for a committee of the Company’s Board of Directors to award incentive stock options, non-qualified or compensatory stock options and stock appreciation rights representing up to 1,030,750 shares of Company stock. The SOP expired during 2007, so no further option grants will be made.  There was no compensation expense attributable to options granted under this plan during 2011 or 2010.  As of December 31, 2011, 1,246 shares remain unexercised with exercise prices ranging from $64.65 to $127.50 per share and expiration dates ranging from March 2012 through January 2016.

2011 Omnibus Incentive Plan—The 2011 Omnibus Incentive Plan (the “2011 Plan”) became effective May 3, 2011, after approval by the Company’s stockholders on April 29, 2011.   The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that link the personal interests of participants to those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 1,930,269 shares of Company stock. Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan.  Each award under the 2011 Plan is governed by the terms of the individual award agreement, which shall specify pricing, term, vesting, and other pertinent provisions. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, generally vest based on five years of continuous service and have seven year contractual terms.  Compensation expense attributable to awards made under the 2011 Plan for the year ended December 31, 2011 totaled approximately $68,000.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise, employee termination, and expected term of the options within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The fair values of stock options granted during the year ended December 31, 2011 were estimated based on the following average assumptions:

Expected Term	7 years
Annual Dividend Rate	0.00%
Risk Free Interest Rate	1.74%
Volatility	50.77%
Expected forfeiture rate	4.00%

A summary of the activity in the Company’s 2011 Plan for the year ended December 31, 2011, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding—December 31, 2010	--	$--
Granted	255,500	$6.26
Forfeited	(19,500)	$6.57

Outstanding—December 31, 2011	236,000	$6.23

The weighted average remaining contractual life of the outstanding options was 6.61 years and the aggregate intrinsic value of the options was zero at December 31, 2011. The weighted-average grant-date fair value of options granted during 2011 was $3.35.  None of the outstanding options are vested.

As of December 31, 2011, there was $687,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements under the 2011 Plan.  The cost is expected to be recognized over a weighted-average period of 4.3 years.

14.	EMPLOYEE BENEFIT PLANS

401(k) Plan — The Company has established a 401(k) Plan whereby substantially all employees participate in the Plan.  Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws.  Effective February 16, 2009, the Company suspended its matching contributions and there were no such expenses incurred in 2010 or 2011.

Other Postretirement Benefits—The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions ("The Pentegra DB Plan"), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multiemployer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.  No funding improvement plan or rehabilitation plan has been implemented or is pending and the Bank has not paid a surcharge to the Pentegra DB Plan.

The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects:
a. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c. If the Bank chooses to withdraw from the Pentegra DB Plan, the Bank may be required to pay a significant withdrawal liability.

The following table presents the funded status (market value of plan assets divided by funding target) as of July 1 for the respective years:
	2011(1)	2010

Plan Funded Status per valuation report	73.46%	75.67%

(1)   Market value of plan assets reflects any contributions received through June 30, 2011.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $203.6 million and $133.9 million for the plan years ending June 30, 2010 and June 30, 2009, respectively. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The Pentegra DB Plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Based on the Pentegra DB Plan’s funded status, lump-sum distributions have limitations. On April 30, 2010, the Board of Directors of the Bank elected to freeze the Pentegra DB Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra DB Plan and closing the Pentegra DB Plan to new participants as of that date. The Pentegra DB Plan is noncontributory and prior to July 1, 2010 covered substantially all employees.  After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan annually.  Net pension expense was approximately $630,000 and $532,000 for the years ended December 31, 2011 and 2010, respectively, and contributions to the Pentegra DB Plan totaled $139,000 and $571,000 for the years ended December 31, 2011 and 2010, respectively.  According to the Pentegra DB Plan administrator, as of July 1, 2011, the date of the latest actuarial valuation, the Bank’s portion of the Pentegra DB Plan was underfunded by $3.4 million.

15.	EARNINGS PER SHARE

The calculation of diluted earnings per share for the years ended December 31, 2011 and 2010 excluded the following antidilutive securities:

	Year Ended December 31
	2011	2010

Stock options	237,246	2,766
Warrants	2,000,000	64,369

16.	OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition.

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

In the normal course of business, the Company makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:
  the origination, purchase or sale of loans;
  the fulfillment of commitments under letters of credit, extensions of credit on home equity lines of credit, construction loans, and under predetermined overdraft protection limits; and
  the commitment to fund withdrawals of certificates of deposit at maturity.
At December 31, 2011, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2011, the Company had no interests in non-consolidated special purpose entities.

At December 31, 2011, commitments included:
  total approved loan origination commitments outstanding amounting to $2.5 million, including approximately $963,000 of loans committed to sell;
  rate lock agreements with customers of $4.8 million, all of which have been locked with an investor;
  funded mortgage loans committed to sell of $3.3 million;
  unadvanced portion of construction loans of $822,000;
  unused lines of credit of $12.4 million;
  outstanding standby letters of credit of $3.2 million;
  total predetermined overdraft protection limits of $10.9 million; and
  certificates of deposit scheduled to mature in one year or less totaling $171.9 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $4.8 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2011.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2011, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.89% of the limit.

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

The components of other comprehensive income are as follows (in thousands):

	December 31, 2011	December 31, 2010

Net unrealized gains (losses) on available for sale securities arising during the period	$2,779	$(2,478)
Less: reclassification adjustment for losses (gains) realized in income	439	(1,163)
Change in unrealized gain/loss on investment securities available for sale arising during the period	$3,218	$(3,641)

18.	FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2011 and December 31, 2010, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government sponsored agency securities, corporate debt securities, and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the years ended December 31, 2011 or 2010.

The following table presents major categories of assets measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Available for sale investment securities:
Municipal securities	$36,613	$--	$36,613	$--
Corporate debt securities	5,810	--	5,810	--
U.S. Government sponsored agencies	19,654	--	19,654	--
Total	$62,077	$--	$62,077	$--

December 31, 2010
Available for sale investment securities:
Municipal securities	$32,138	$--	$32,138	$--
U.S. Government sponsored agencies	50,968	--	50,968	--
Total	$83,106	$--	$83,106	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at December 31, 2011 and December 31, 2010 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   Fair value adjustments are made by partial charge-offs and adjustments to the allowance for loan losses.

Real Estate Owned, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Fair value adjustments are recorded in earnings during the period such adjustments are made.   REO loss provisions recorded during the years ended December 31, 2011 and 2010 were $17.3 million and $4.2 million, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the periods ended December 31, 2011 and December 31, 2010 (in thousands).  The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Impaired loans	$25,869	$--	$--	$25,869
REO, net	46,695	--	--	46,695

December 31, 2010
Impaired loans	$40,816	$--	$--	$40,816
REO, net	43,882	--	--	43,882

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
ASSETS:
Cash and cash equivalents	$79,799	$79,799	$36,407	$36,407
Interest bearing time deposits in banks	27,113	27,572	--	--
Investment securities—available for sale	62,077	62,077	83,106	83,106
Federal Home Loan Bank stock	576	576	1,257	1,257
Loans receivable—net	331,453	333,006	381,343	385,544
Loans held for sale	3,339	3,339	4,502	4,502
Cash surrender value of life insurance	22,213	22,213	21,444	21,444
Accrued interest receivable	1,516	1,516	2,545	2,545

LIABILITIES:
Deposits:
Checking, money market and savings accounts	207,015	207,015	201,107	201,107
Certificates of deposit	291,566	293,198	340,693	341,947
Other borrowings	6,679	6,889	18,193	18,580
Accrued interest payable	54	54	219	219
Advance payments by borrowers for taxes and insurance	816	816	726	726

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

					To be Categorized
					as Adequately
					Capitalized Under
			For Capital		Prompt Corrective		Required Per
	Actual		Adequacy Purposes		Action Provisions		Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2011:

Tangible Capital to Tangible Assets	$64,839	11.22%	$8,666	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	64,839	11.22%	23,111	4.00%	$23,111	4.00%	$46,221	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	69,466	19.62%	28,319	8.00%	28,319	8.00%	42,479	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	64,839	18.32%	N/A	N/A	14,160	4.00%	N/A		N/A

As of December 31, 2010:

Tangible Capital to Tangible Assets	$38,299	6.36%	$9,027	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	38,299	6.36%	24,073	4.00%	$24,073	4.00%	$48,145	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	43,605	10.72%	32,540	8.00%	32,540	8.00%	48,810	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	38,299	9.42%	N/A	N/A	16,270	4.00%	N/A		N/A

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

Authorized Shares. On May 26, 2010, the stockholders of the Company approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 30,000,000.  The primary purpose was to provide additional shares of the Company’s common stock for general purposes, including capital-raising transactions. As of December 31, 2011, the Company also had 5,000,000 authorized but unissued shares of preferred stock.

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

In the normal course of business, the Bank has made loans to its directors, officers, including their immediate families, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of loans outstanding to directors, officers, their immediate families, and their related business interests was approximately $690,000 and $1.3 million at December 31, 2011 and 2010, respectively.

Deposits from related parties held by the Bank at December 31, 2011 and 2010 amounted to $16.1 million and $3.5 million, respectively.

In December 2011, the Bank began subleasing office space on a month-to-month basis from a related party.  Lease expense to this related party was approximately $7,000 for the year ended December 31, 2011.

24.	FOURTH QUARTER ADJUSTMENTS

The Company reported a net loss of $13.3 million, or $0.69 diluted loss per share, for the fourth quarter of 2011, primarily related to an increase in noninterest expenses of $10.8 million compared to the previous quarter.  This increase in noninterest expenses was due primarily to an increase in loss provisions on real estate owned of $11.8 million compared to the previous quarter.  The increase in REO loss provisions was primarily related to the Bank’s comprehensive review of its REO portfolio as of December 31, 2011 and its decision to more aggressively market certain properties.  Since the economic recession began in 2008, real estate values in the Bank’s primary market areas have not fully recovered and the Bank continues to have higher levels of foreclosed assets.  Sales of certain types of property, principally undeveloped land and residential subdivision lots, have been slow and as a result, management has made a strategic decision to more aggressively market REO, including reductions in the asking price on certain properties.  However, there can be no guarantee that the properties can be sold given the current market environment. The previous carrying values were primarily based on appraisals using marketing periods that exceed the Bank’s more aggressive marketing strategy.  Management reviewed the REO portfolio and individually analyzed the recorded value for many of its foreclosed properties by obtaining new broker pricing opinions or discounting current appraisals or valuations based on the Bank’s recent experience selling or attempting to sell similar properties. The Bank also analyzed sales of REO during 2011 in order to estimate an average loss for each category of REO and applied these average loss percentages to the remainder of the REO portfolio to estimate net realizable values.  Carrying values of the Bank’s REO properties were adjusted as necessary based on the new estimated net realizable values as a result of management’s intent to more aggressively market REO properties.  This review resulted in an $11.3 million loss provision during the fourth quarter of 2011.

25.	PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2011 and 2010, and condensed statements of income and of cash flows for each of the two years in the period ended December 31, 2011, for First Federal Bancshares of Arkansas, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2011 AND 2010
(In thousands)

ASSETS	2011	2010
Cash and cash equivalents (deposits in Bank)	$2,773	$97
Loan to Bank subsidiary	--	428
Investment in Bank	65,901	36,141
Other assets	221	524

TOTAL	$68,895	$37,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$2	$1,070
Stockholders’ equity	68,893	36,120

TOTAL	$68,895	$37,190

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011 AND 2010
(In thousands)

	2011	2010

INCOME:
Dividends from the Bank	$--	$--
Interest income—loan to the Bank	--	1

Total income	--	1

EXPENSES:
Management fees	80	66
Other operating expenses	515	444

Total expenses	595	510

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT AND EQUITY IN UNDISTRIBUTED LOSS OF BANK SUBSIDIARY	(595)	(509)

INCOME TAX (EXPENSE) BENEFIT	(138)	195

LOSS BEFORE EQUITY IN UNDISTRIBUTED LOSS OF BANK SUBSIDIARY	(733)	(314)

EQUITY IN UNDISTRIBUTED LOSS OF BANK SUBSIDIARY	(18,301)	(3,721)

NET LOSS	$(19,034)	$(4,035)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010
(In thousands)

	2011	2010

OPERATING ACTIVITIES:
Net loss	$(19,034)	$(4,035)
Adjustments to reconcile net loss to net cash used inoperating activities:
Equity in undistributed net loss of Bank	18,301	3,721
Stock compensation expense	68	--
Changes in operating assets and liabilities:
Other assets	303	(49)
Accrued expenses and other liabilities	(139)	(427)

Net cash used in operating activities	(501)	(790)

INVESTING ACTIVITIES—
Investment in Bank	(44,843)	--
Loan to Bank, net of repayments	428	788

Net cash provided by (used in) investing activities	(44,415)	788

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	--	--
Proceeds from issuance of common stock	47,592	--
Dividends paid, preferred shares	--	--
Dividends paid, common shares	--	--

Net cash provided by financing activities	47,592	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,676	(2)

CASH AND CASH EQUIVALENTS:
Beginning of period	97	99

End of period	$2,773	$97

******

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2011	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$5,092	$5,666	$5,828	$6,248
Interest expense	1,483	1,646	1,734	1,819
Net interest income	3,609	4,020	4,094	4,429
Provision for loan losses	47	21	631	160
Net interest income after provision for loan losses	3,562	3,999	3,463	4,269
Net loss on sales and calls of investment securities	--	--	(439)	--
Noninterest income	1,773	1,816	1,769	1,680
Noninterest expense	18,605	7,848	7,014	7,459
Loss before income taxes	(13,270)	(2,033)	(2,221)	(1,510)
Income tax provision (benefit)	--	--	--	--
Net loss	(13,270)	(2,033)	(2,221)	(1,510)
Preferred stock dividends, accretion of discount and gain on redemption	--	--	(10,724)	224
Net income (loss) available to common stockholders	$(13,270)	$(2,033)	$8,503	$(1,734)

Earnings (loss) per share(1):
Basic	$(0.69)	$(0.11)	$0.77	$(1.79)
Diluted	$(0.69)	$(0.11)	$0.73	$(1.79)

Selected Ratios (Annualized):
Net interest margin	2.75%	2.96%	3.10%	3.44%
Return on average assets	(8.98)	(1.34)	(1.47)	(1.02)
Return on average equity	(64.97)	(9.72)	(14.40)	(16.70)

YEAR ENDED DECEMBER 31, 2010	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,670	$7,010	$7,709	$8,431
Interest expense	2,082	2,387	2,578	2,791
Net interest income	4,588	4,623	5,131	5,640
Provision for loan losses	1,286	5,557	63	53
Net interest income (loss) after provision for loan losses	3,302	(934)	5,068	5,587
Net loss on sales and calls of investment securities	15	1,148	--	--
Noninterest income	2,591	2,028	1,856	1,821
Noninterest expense	6,410	7,601	6,378	6,602
Income (loss) before income taxes	(502)	(5,359)	546	806
Income tax provision (benefit)	(286)	2	(91)	(99)
Net income (loss)	(216)	(5,361)	637	905
Preferred stock dividend and discount accretion	223	223	223	222
Net income (loss) available to common stockholders	$(439)	$(5,584)	$414	$683
Earnings (loss) per share(1):
Basic	$(0.45)	$(5.76)	$0.43	$0.70
Diluted	$(0.45)	$(5.76)	$0.43	$0.70
Selected Ratios (Annualized):
Net interest margin	3.33%	3.16%	3.32%	3.42%
Return on average assets	(0.14)	(3.26)	0.37	0.50
Return on average equity	(2.19)	(49.48)	5.72	8.25

(1)	Basic and diluted weighted average shares outstanding are summarized below.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2011
Basic weighted - average shares	19,302,603	19,302,603	11,034,208	969,357
Effect of dilutive securities	--	--	567,949	--
Diluted weighted - average shares	19,302,603	19,302,603	11,602,157	969,357

YEAR ENDED DECEMBER 31, 2010
Basic weighted - average shares	969,357	969,357	969,357	969,357
Effect of dilutive securities	--	--	--	--
Diluted weighted - average shares	969,357	969,357	969,357	969,357

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 6, 2010, the Audit Committee of the Company engaged BKD, LLP as the Company’s principal accountants for the fiscal year ending December 31, 2010 to replace Deloitte & Touche LLP, who notified the Company on October 14, 2010, that it would resign as the Company’s independent registered public accounting firm upon completion of its review of the Company’s interim condensed consolidated financial information as of and for the three and nine month periods ended September 30, 2010.  There were no disagreements or reportable events requiring disclosure under Item 304(b) of Regulation S-K relating to this change in auditors.

Item 9A.  Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are operating effectively.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2011 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2011.

W. Dabbs Cavin Chief Executive Officer	Sherri R. Billings Chief Financial Officer

Item 9B.  Other Information.

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is included in the sections titled “Election of Directors,” “Information Regarding the Board and Its Committees,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics for Executive Officers and Financial Professionals,” and “Committees and Meetings of the Board of the Company and the Bank” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement"), and that information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference from the section titled “Executive Compensation” in the 2012 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from the section titled “Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity-Based Compensation Plans” in the 2012 Proxy Statement.

Equity-Based Compensation Plans

The following table contains information regarding shares of our common stock that may be issued upon the exercise of stock awards under our existing equity compensation plans as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price	Number of securities remaining available for future issuance
Equity Compensation Plans Approved by Stockholders	237,246	(1)(2)	$6.74	1,694,269	(3)

Equity Compensation Plans Not Approved by Stockholders	—		—	—

Total	237,246		$6.74	1,694,269

1
As of December 31, 2011, there were 1,246 shares of our common stock issuable upon the options granted under our Stock Option Plan approved by stockholders in 1997 (the “1997 Stock Option Plan”).  The 1997 Stock Option Plan expired during 2007, and no additional awards will be issued under the plan.  Outstanding awards under the 1997 Stock Option Plan were not affected by its expiration and remain subject to its provisions.  The weighted average exercise price of those outstanding options is $101.95.

2
As of December 31, 2011, there were 236,000 shares of our common stock issuable upon the exercise of options granted under the First Federal Bancshares of Arkansas, Inc. 2011 Omnibus Incentive Plan, which was approved by stockholders in 2011 (the “2011 Plan”).  The weighted average exercise price of those outstanding options was $6.23.

3	As of December 31, 2011, there were 1,694,269 shares available for grant under the 2011 Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the sections titled “Transactions with Certain Related Persons” and “Election of Directors” in the 2012 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference from the section titled “Accounting Fees and Services” in the 2012 Proxy Statement.

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

(b)	Exhibit Index.

2.1	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2011).
3.1
Articles of Incorporation of First Federal Bancshares of Arkansas, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2011).

3.2	Bylaws of First Federal Bancshares of Arkansas, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2011).
10.1
Stipulation and Consent to Issuance of Order to Cease and Desist for Company (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

10.2	Company Cease and Desist Order (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).
10.3
Stipulation and Consent to Issuance of Order to Cease and Desist for Bank (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

10.4	Bank Cease and Desist Order (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).
10.5
Investment Agreement dated as of January 27, 2011, by and among First Federal Bancshares of Arkansas, Inc., First Federal Bank and Bear State Financial Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011).

10.6
First Amendment to Investment Agreement, dated April 20, 2011, among First Federal Bancshares of Arkansas, Inc., First Federal Bank, and Bear State Financial Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on April 21, 2011).

10.7
First Federal Bancshares of Arkansas, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.8
Form of Notice of Performance-Based Restricted Stock Grant, including Form of Performance-Based Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.9
Form of Notice of Restricted Stock Grant, including Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.10
Form of Notice of Stock Option Grant, including Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.11	Warrant dated May 3, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 3, 2011).

10.12
Form of Termination of Amended and Restated Employment Agreement and Release (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 3, 2011).

21.0	Subsidiaries of the Registrant
23.	Consent of BKD LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO
99.1	TARP Certification of Principal Executive Officer
99.2	TARP Certification of Principal Financial Officer
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

By:	/s/ W. Dabbs Cavin
W. Dabbs Cavin
Chief Executive Officer

March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard N Massey	March 29, 2012
Richard N. Massey Chairman

/s/ W. Dabbs Cavin	March 29, 2012
W. Dabbs Cavin Chief Executive Officer, President and Director (principal executive officer)

/s/ K. Aaron Clark	March 29, 2012
K. Aaron Clark Director

/s/ Frank Conner	March 29, 2012
Frank Conner Director

/s/ O. Fitzgerald Hill	March 29, 2012
O. Fitzgerald Hill Director

/s/ John P. Hammerschmidt	March 29, 2012
John P. Hammerschmidt Director

/s/ Sherri R. Billings	March 29, 2012
Sherri R. Billings Executive Vice President and Chief Financial and Accounting Officer (principal financial officer and principal accounting officer)