Form 10-Q
period 2012-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2012-05-08
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR

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

Registrant's telephone number, including area code: (870) 741-7641

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Ye s☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 1, 2012, there were issued and outstanding 19,302,603 shares of the Registrant's Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Part I.  Financial Information

Item I.  Financial Statements

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)

ASSETS	March 31, 2012	December 31, 2011

Cash and cash equivalents	$74,306	$79,799
Interest bearing time deposits in banks	27,609	27,113
Investment securities, available for sale	63,488	62,077
Federal Home Loan Bank stock—at cost	577	576
Loans receivable, net of allowance of $18,340 and $20,818, respectively	328,884	331,453
Loans held for sale	3,679	3,339
Accrued interest receivable	1,773	1,516
Real estate owned - net	28,631	28,113
Office properties and equipment - net	20,964	21,441
Cash surrender value of life insurance	22,406	22,213
Prepaid expenses and other assets	1,090	1,406

TOTAL	$573,407	$579,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$490,376	$498,581
Other borrowings	6,502	6,679
Advance payments by borrowers for taxes and insurance	928	816
Other liabilities	6,414	4,077

Total liabilities	$504,220	$510,153

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—30,000,000 shares authorized; 19,302,603 shares issued and outstanding at March 31, 2012 and December 31, 2011	$193	$193
Additional paid-in capital	90,613	90,572
Accumulated other comprehensive income	959	898
Accumulated deficit	(22,578)	(22,770)

Total stockholders’ equity	69,187	68,893

TOTAL	$573,407	$579,046

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except earnings per share and share data) (Unaudited)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME:
Loans receivable	$4,641	$5,398
Investment securities:
Taxable	178	714
Nontaxable	268	205
Other	124	15
Total interest income	5,211	6,332

INTEREST EXPENSE:
Deposits	1,221	1,707
Other borrowings	33	112

Total interest expense	1,254	1,819

NET INTEREST INCOME	3,957	4,513

PROVISION FOR LOAN LOSSES	16	160

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,941	4,353

NONINTEREST INCOME:
Deposit fee income	1,094	1,113
Earnings on life insurance policies	193	196
Gain on sale of loans	198	150
Other	201	122

Total noninterest income	1,686	1,581

NONINTEREST EXPENSES:
Salaries and employee benefits	2,875	2,647
Net occupancy expense	690	635
Real estate owned, net	(35)	1,972
FDIC insurance	298	433
Supervisory assessments	75	95
Data processing	476	360
Professional fees	398	504
Advertising and public relations	69	58
Postage and supplies	131	144
Other	458	596

Total noninterest expenses	5,435	7,444

INCOME (LOSS) BEFORE INCOME TAXES	192	(1,510)

INCOME TAX PROVISION	--	--

NET INCOME (LOSS)	192	(1,510)

PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK DISCOUNT	--	224

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$192	$(1,734)

Basic earnings (loss) per common share	$0.01	$(1.79)

Diluted earnings (loss) per common share	$0.01	$(1.79)

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized holding gains arising during the period	$61	$389
Reclassification adjustments for gains included in net income	--	--

COMPREHENSIVE INCOME (LOSS)	$253	$(1,121)

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In thousands, except share data)
(Unaudited)

	Issued Common Stock		Additional	Accumulated Other		Total
			Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE – January 1, 2012	19,302,603	$193	$90,572	$898	$(22,770)	$68,893

Net income	--	--	--	--	192	192
Other comprehensive income	--	--	--	61	--	61
Stock compensation expense	--	--	41	--	--	41

BALANCE – March 31, 2012	19,302,603	$193	$90,613	$959	$(22,578)	$69,187

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

OPERATING ACTIVITIES:
Net income (loss)	$192	$(1,510)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for loan losses	16	160
Provision for real estate losses	28	1,644
Deferred tax benefit	(103)	(675)
Deferred tax valuation allowance	103	675
Accretion of discounts on investment securities, net	3	(11)
Federal Home Loan Bank stock dividends	(1)	(1)
Gain on sale of fixed assets, net	(126)	--
(Gain) loss on sale of repossessed assets, net	(65)	116
Originations of loans held for sale	(9,873)	(4,260)
Proceeds from sales of loans held for sale	9,731	7,682
Gain on sale of loans originated to sell	(198)	(150)
Depreciation	390	339
Amortization of deferred loan costs, net	8	68
Stock compensation	41	--
Earnings on life insurance policies	(193)	(196)
Changes in operating assets and liabilities:
Accrued interest receivable	(257)	150
Prepaid expenses and other assets	316	(878)
Other liabilities	(467)	424

Net cash (used in) provided by operating activities	(455)	3,577

INVESTING ACTIVITIES:
Purchases of interest bearing time deposits in banks	(496)	--
Purchases of investment securities, available for sale	(6,475)	--
Proceeds from maturities and calls of investment securities, available for sale	7,926	6,215
Purchases of Federal Home Loan Bank stock	--	(633)
Loan repayments, net of originations	444	14,800
Proceeds from sales of real estate owned	1,684	1,765
Improvements to real estate owned	(64)	(32)
Proceeds from sales of office properties and equipment	239	--
Purchases of office properties and equipment	(26)	(42)

Net cash provided by investing activities	3,232	22,073

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
FINANCING ACTIVITIES:
Net decrease in deposits	$(8,205)	$(19,635)
Repayment of advances from Federal Home Loan Bank	(177)	(220)
Short-term FHLB advances, net	--	(2,000)
Net increase in advance payments by borrowers for taxes and insurance	112	181

Net cash used in financing activities	(8,270)	(21,674)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,493)	3,976

CASH AND CASH EQUIVALENTS:
Beginning of year	79,799	36,407

End of year	$74,306	$40,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$1,273	$1,923

Income taxes	$--	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$2,816	$3,891

Sales of real estate owned financed by the Bank	$715	$1,256

Investment securities purchased—not settled	$2,804	$--

Preferred stock dividends accrued, not paid	$--	$206
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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Bank.  Intercompany transactions have been eliminated in consolidation.  Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011, contained in the Company’s 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

2.        RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU expands ASC 820’s disclosure requirements, particularly for Level 3 inputs, including (1) a quantitative disclosure of the unobservable inputs and assumptions used, (2) a description of the valuation process in place and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs. The ASU is effective for the Company’s reporting periods beginning after December 15, 2011. As this ASU amends only the disclosure requirements for fair value measurements, the adoption of this ASU did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In December 2011, FASB issued ASU 2011-12, which defers certain provisions of ASU 2011-05. One of ASU 2011-05’s provisions requires the Company to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 defers this requirement indefinitely. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The ASU does not amend the components that must be reported in other comprehensive income. Both ASUs are effective for the Company’s reporting periods beginning after December 15, 2011. The Company adopted this ASU for the quarter ended March 31, 2012.

3.        INVESTMENT SECURITIES AVAILABLE FOR SALE
Investment securities available for sale consisted of the following as of the dates indicated (in thousands):

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal securities	$43,530	$1,069	$(46)	$44,553
Corporate debt securities	7,000	1	(90)	6,911
U.S. Government sponsored agency securities	11,999	25	--	12,024

Total	$62,529	$1,095	$(136)	$63,488

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal securities	$35,590	$1,033	$(10)	$36,613
Corporate debt securities	6,000	--	(190)	5,810
U.S. Government sponsored agency securities	19,589	65	--	19,654

Total	$61,179	$1,098	$(200)	$62,077

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”) (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$4,543	$46	$--	$--	$4,543	$46
Corporate debt securities	3,910	90	--	--	3,910	90

Total	$8,453	$136	$--	$--	$8,453	$136

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$1,812	$10	$--	$--	$1,812	$10
Corporate debt securities	3,810	190	--	--	3,810	190

Total	$5,622	$200	$--	$--	$5,622	$200

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

The unrealized losses are primarily a result of increases in market yields since the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the unrealized losses are also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount.

The Company has pledged investment securities available for sale with carrying values of approximately $1.2 million at March 31, 2012 and December 31, 2011, respectively, as collateral for certain deposits in excess of $250,000.  In addition the Company has pledged investment securities available for sale with carrying values of approximately $12.0 million and $8.9 million at March 31, 2012 and December 31, 2011, respectively, as collateral at the Federal Reserve Bank to secure transaction settlements.

The scheduled contractual maturities of debt securities at March 31, 2012 are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized	Fair
	Cost	Value

Within one year	$280	$281
Due from one year to five years	24,905	24,868
Due from five years to ten years	17,758	17,974
Due after ten years	19,586	20,365

Total	$62,529	$63,488

As of March 31, 2012 and December 31, 2011, investments with amortized cost of approximately $46.9 million and $48.5 million, respectively, have call options held by the issuer, of which approximately $19.1 million and $26.6 million, respectively, are or were callable within one year.

4.         LOANS RECEIVABLE
The following tables present age analyses of loans, including both accruing and nonaccrual loans, as of the dates indicated (in thousands):

March 31, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$5,409	$6,332	$163,125	$174,866
Home equity and second mortgage	209	336	10,986	11,531
Speculative one- to four-family	--	--	1,150	1,150
Multifamily residential	28	--	24,742	24,770
Land	2,094	1,549	10,519	14,162
Commercial real estate	4,211	1,624	98,426	104,261
Commercial	3	380	10,840	11,223
Consumer	81	21	6,562	6,664
Total (1)	$12,035	$10,242	$326,350	$348,627

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$8,319	$5,604	$170,163	$184,086
Home equity and second mortgage	126	437	11,939	12,502
Speculative one- to four-family	--	--	1,463	1,463
Multifamily residential	31	--	28,848	28,879
Land development	--	--	622	622
Land	191	1,344	12,883	14,418
Commercial real estate	1,371	4,752	89,797	95,920
Commercial	--	388	7,215	7,603
Consumer	23	5	7,987	8,015
Total (1)	$10,061	$12,530	$330,917	$353,508

(1)	Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

There was one loan over 90 days past due and still accruing at December 31, 2011 totaling $388,000 and no such loans at March 31, 2012.  Restructured loans totaled $11.3 million and $13.9 million as of March 31, 2012 and December 31, 2011, respectively, with $6.7 million and $8.7 million of such restructured loans on nonaccrual status at March 31, 2012 and December 31, 2011, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

March 31, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,403	$6,332	$2,110	$9,845
Home equity and second mortgage	48	336	218	602
Multifamily residential	--	--	285	285
Land	2,094	1,549	590	4,233
Commercial real estate	995	1,624	7,933	10,552
Commercial	3	380	101	484
Consumer	2	21	17	40
Total	$4,545	$10,242	$11,254	$26,041

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,870	$5,604	$4,262	$11,736
Home equity and second mortgage	57	437	270	764
Multifamily residential	--	--	4,645	4,645
Land development	--	--	622	622
Land	164	1,344	1,271	2,779
Commercial real estate	203	4,752	8,283	13,238
Commercial	--	--	72	72
Consumer	--	5	93	98
Total	$2,294	$12,142	$19,518	$33,954

The following tables summarize information pertaining to impaired loans as of March 31, 2012 and December 31, 2011 and for quarters ended March 31, 2012 and 2011 (in thousands):

	March 31, 2012			Three Months Ended March 31, 2012
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$4,723	$4,111	$612	$3,413	$9
Home equity and second mortgage	113	20	93	24	--
Multifamily residential	--	--	--	1,128	--
Land	2,678	2,141	537	1,393	9
Commercial real estate	3,292	2,152	1,140	2,287	4
Consumer	1	--	1	13	--
	10,807	8,424	2,383	8,258	22

Impaired loans without a valuation allowance:
One- to four-family residential	6,028	6,028	--	8,047	27
Home equity and second mortgage	509	509	--	616	2
Multifamily residential	3,773	3,773	--	4,474	46
Land development	--	--	--	311	--
Land	1,722	1,722	--	1,929	5
Commercial real estate	7,260	7,260	--	8,099	50
Commercial	484	484	--	278	--
Consumer	54	54	--	52	1
	19,830	19,830	--	23,806	131
Total impaired loans	$30,637	$28,254	$2,383	$32,064	$153

Interest based on original terms					$477

Interest income recognized on a cash basis on impaired loans					$69

	December 31, 2011			Three Months Ended March 31, 2011
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$3,019	$2,714	$305	$3,830	$11
Home equity and second mortgage	108	27	81	260	--
Speculative one- to four-family	--	--	--	5	--
Multifamily residential	2,958	2,255	703	5,147	--
Land development	--	--	--	498	--
Land	925	645	280	3,564	12
Commercial real estate	4,301	2,422	1,879	2,541	3
Commercial	--	--	--	217	--
Consumer	70	25	45	24	--
	11,381	8,088	3,293	16,086	26

Impaired loans without a valuation allowance:
One- to four-family residential	10,066	10,066	--	20,476	87
Home equity and second mortgage	723	723	--	894	19
Multifamily residential	5,175	5,175	--	3,870	40
Land development	622	622	--	--	--
Land	2,136	2,136	--	3,568	14
Commercial real estate	8,937	8,937	--	9,975	81
Commercial	72	72	--	396	1
Consumer	49	49	--	95	2
	27,780	27,780	--	39,274	244
Total impaired loans	$39,161	$35,868	$3,293	$55,360	$270

Interest based on original terms					$852

Interest income recognized on a cash basis on impaired loans					$163

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

Special Mention (Grade 6). Loans classified as special mention, while still adequately protected by the borrower’s repayment capability, exhibit distinct weakening trends. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management’s close attention so as to avoid becoming adversely classified credits.

Substandard (Grade 7). Loans classified as substandard are inadequately protected by the current sound net worth and paying capacity of the borrower or the collateral pledged, if any. These assets must have a well-defined weakness based on objective evidence and be characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

Based on analyses performed at March 31, 2012 and December 31, 2011, the risk categories of loans are as follows:

	March 31, 2012
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$14,774	$14,362	$19,241	$126,489	$174,866
Home equity and second mortgage	382	318	1,148	9,683	11,531
Speculative one- to four-family	--	--	1,150	--	1,150
Multifamily residential	14,457	4,512	5,699	102	24,770
Land	2,282	1,364	5,949	4,567	14,162
Commercial real estate	69,995	12,943	19,418	1,905	104,261
Commercial	9,695	837	547	144	11,223
Consumer	199	--	61	6,404	6,664
Total (1)	$111,784	$34,336	$53,213	$149,294	$348,627

	December 31, 2011
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$24,300	$13,888	$27,877	$118,021	$184,086
Home equity and second mortgage	558	487	1,569	9,888	12,502
Speculative one- to four-family	--	--	1,463	--	1,463
Multifamily residential	12,415	6,655	9,703	106	28,879
Land development	--	--	622	--	622
Land	2,168	2,908	4,575	4,767	14,418
Commercial real estate	55,657	9,174	29,018	2,071	95,920
Commercial	5,579	1,105	521	398	7,603
Consumer	627	13	192	7,183	8,015
Total (1)	$101,304	$34,230	$75,540	$142,434	$353,508

(1)	Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan losses.

As of March 31, 2012 and December 31, 2011, the Bank did not have any loans categorized as subprime or classified as doubtful.

Troubled Debt Restructurings. Troubled debt restructurings (“TDRs”) are loans where the contractual terms on the loan have been modified and both of the following conditions exist: (i) the borrower is experiencing financial difficulty and (ii) the restructuring constitutes a concession that the Bank would not otherwise make. The Bank assesses all loan modifications to determine if the modifications constitute a TDR.  Restructurings resulting in an insignificant delay in payment are not considered to be TDRs.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All TDRs are considered impaired loans. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The following table summarizes TDRs as of March 31, 2012 and December 31, 2011: (dollars in thousands)
March 31, 2012	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	10	$907	7	$668	17	$1,575
Home equity and second mortgage	1	19	3	77	4	96
Multifamily residential	1	3,488	--	--	1	3,488
Land	2	167	5	1,262	7	1,429
Commercial real estate	--	--	6	4,691	6	4,691
Consumer	6	16	--	--	6	16

Total	20	$4,597	21	$6,698	41	$11,295

December 31, 2011	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	15	$1,349	11	$1,134	26	$2,483
Home equity and second mortgage	3	68	4	133	7	201
Multifamily residential	1	3,488	1	1,399	2	4,887
Land	5	282	4	1,242	9	1,524
Commercial real estate	--	--	6	4,759	6	4,759
Consumer	7	20	--	--	7	20

Total	31	$5,207	26	$8,667	57	$13,874

During the three months ended March 31, 2012, the Bank did not restructure any loans receivable that were TDRs. The Bank had no loans receivable for which a payment default occurred during the three months ended March 31, 2012 and that had been modified as a TDR within 12 months or less of the payment default.  A payment default is defined as a payment received more than 90 days after its due date.

5.         ALLOWANCES FOR LOAN AND REAL ESTATE LOSSES
The tables below provide a rollforward of the allowance for loan losses by portfolio segment (in thousands):

Three Months Ended March 31, 2012	One- to four-family residential	Home equity and second mortgage	Speculative one- to four-family	Multifamily residential	Land development	Land	Commercial real estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period:	$6,306	$693	$84	$3,332	$--	$1,889	$7,316	$972	$226	$20,818
Provision charged to expense	(110)	(24)	(15)	427	(702)	277	646	(487)	4	16
Losses charged off	(335)	(101)	--	(997)	--	--	(1,736)	--	(96)	(3,265)
Recoveries	12	6	--	17	702	--	4	6	24	771
Balance, end of period	$5,873	$574	$69	$2,779	$--	$2,166	$6,230	$491	$158	$18,340
Ending balance: individually evaluated for impairment	$612	$93	$--	$--	$--	$537	$1,140	$--	$1	$2,383
Ending balance: collectively evaluated for impairment	$5,261	$481	$69	$2,779	$--	$1,629	$5,090	$491	$157	$15,957
Loans:
Ending balance	$174,866	$11,531	$1,150	$24,770	$--	$14,162	$104,261	$11,223	$6,664	$348,627
Ending balance: individually evaluated for impairment	$10,751	$622	$--	$3,773	$--	$4,400	$10,552	$484	$55	$30,637
Ending balance: collectively evaluated for impairment	$164,115	$10,909	$1,150	$20,997	$--	$9,762	$93,709	$10,739	$6,609	$317,990

Year Ended December 31, 2011	One- to four-family residential	Home equity and second mortgage	Speculative one- to four-family	Multifamily residential	Land development	Land	Commercial real estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year:	$5,440	$1,275	$81	$6,581	$1,473	$2,562	$9,491	$3,543	$638	$31,084
Provision charged to expense	3,993	(160)	31	(454)	(361)	(113)	189	(2,139)	(127)	859
Losses charged off	(3,177)	(486)	(28)	(2,795)	(1,562)	(628)	(2,375)	(517)	(409)	(11,977)
Recoveries	50	64	--	--	450	68	11	85	124	852
Balance, end of year	$6,306	$693	$84	$3,332	$--	$1,889	$7,316	$972	$226	$20,818
Ending balance: individually evaluated for impairment	$305	$81	$--	$703	$--	$280	$1,879	$--	$45	$3,293
Ending balance: collectively evaluated for impairment	$6,001	$612	$84	$2,629	$--	$1,609	$5,437	$972	$181	$17,525
Loans:
Ending balance	$184,086	$12,502	$1,463	$28,879	$622	$14,418	$95,920	$7,603	$8,015	$353,508
Ending balance: individually evaluated for impairment	$13,085	$831	$--	$8,133	$622	$3,061	$13,238	$72	$119	$39,161
Ending balance: collectively evaluated for impairment	$171,001	$11,671	$1,463	$20,746	$--	$11,357	$82,682	$7,531	$7,896	$314,347

The Bank does not have any loans acquired with deteriorated credit quality.

A summary of the activity in the allowances for loan and real estate losses is as follows for the three months ended March 31 (in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Loans	Real Estate	Loans	Real Estate

Balance—beginning of year	$20,818	$20,934	$31,084	$7,841

Provisions for estimated losses	16	28	160	1,644
Recoveries	771	--	529	--
Losses charged off	(3,265)	(461)	(2,660)	(632)

Balance—end of period	$18,340	$20,501	$29,113	$8,853

6.        STOCK BASED COMPENSATION

2011 Omnibus Incentive Plan—The 2011 Omnibus Incentive Plan (the “2011 Plan”) became effective May 3, 2011, after approval by the Company’s stockholders on April 29, 2011.   The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that link the personal interests of participants to those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 1,930,269 shares of Company stock. Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan.  Each award under the 2011 Plan is governed by the terms of the individual award agreement, which shall specify pricing, term, vesting, and other pertinent provisions. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, generally vest based on five years of continuous service and have seven year contractual terms.  Compensation expense attributable to awards made under the 2011 Plan for the three months ended March 31, 2012 totaled approximately $41,000.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise, employee termination, and expected term of the options within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The fair values of stock options granted during the quarter ended March 31, 2012 and the year ended December 31, 2011 were estimated based on the following average assumptions:

	2012	2011
Expected Term	7 years	7 years
Annual Dividend Rate	0.00%	0.00%
Risk Free Interest Rate	1.58%	1.74%
Volatility	52.92%	50.77%
Expected forfeiture rate	4.00%	4.00%

A summary of the activity in the Company’s 2011 Plan for the three months ended March 31, 2012, is presented below:
	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2012	236,000	$6.23
Granted	20,000	$6.71
Forfeited	(20,000)	$6.57

Outstanding—March 31, 2012	236,000	$6.25

The weighted average remaining contractual life of the outstanding options was 6.43 years and the aggregate intrinsic value of the options was approximately $135,000 at March 31, 2012. The weighted-average grant-date fair value of options granted during 2012 was $3.64.  None of the outstanding options are vested.

As of March 31, 2012, there was $658,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements under the 2011 Plan.  The cost is expected to be recognized over a weighted-average period of 4.2 years.

7.        EARNINGS PER SHARE
Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options and warrants using the treasury stock method.

	Three Months Ended March 31,
	2012	2011 (1)
Basic weighted average shares outstanding	19,302,603	969,357
Effect of dilutive securities	997,401	--
Diluted weighted average shares outstanding	20,300,004	969,357

(1)	Retroactively restated to give effect to a 1-for-5 reverse stock split of the Company’s issued and outstanding shares of common stock that was effective May 3, 2011.

The calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011 excluded the following antidilutive securities:
	Three Months Ended March 31,
	2012	2011

Stock options	151,500	2,046
Warrants	--	64,369

8.         FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2012 and December 31, 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, London Interbank Offered Rate (“LIBOR”) yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government sponsored agency securities, corporate debt securities, and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended March 31, 2012 or December 31, 2011.

The following table presents major categories of assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Available for sale investment securities:
Municipal securities	$44,553	$--	$44,553	$--
Corporate debt securities	6,911	--	6,911	--
U.S. Government sponsored agency securities	12,024	--	12,024	--
Total	$63,488	$--	$63,488	$--

December 31, 2011
Available for sale investment securities:
Municipal securities	$36,613	$--	$36,613	$--
Corporate debt securities	5,810	--	5,810	--
U.S. Government sponsored agency securities	19,654	--	19,654	--
Total	$62,077	$--	$62,077	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the note.  Substantially all of the Bank’s impaired loans at March 31, 2012 and December 31, 2011 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated primarily through current appraisals or internal valuations.  Appraisals are obtained from licensed third party appraisers, generally on an annual basis, and reviewed by a licensed review appraiser employed by the Bank.  Internal valuations are prepared by Bank personnel and reviewed by the Bank’s review appraiser.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   Fair value adjustments are made by charge-offs to the allowance for loan losses.

Real Estate Owned, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, internal valuations, real estate brokers’ opinions or listing prices. Appraisals are obtained from licensed third party appraisers, generally on an annual basis, and reviewed by a licensed review appraiser employed by the Bank.  Internal valuations are prepared by Bank personnel and reviewed by the review appraiser.  Brokers’ opinions and listing prices may also be used to establish fair values of REO properties.  Fair values of REO are influenced by management’s marketing strategy, including whether the Bank is willing to hold any given property for the marketing period assumed in the appraisal.  The Bank is currently aggressively marketing certain properties, and as a result, may discount appraised values to account for shorter marketing times. As estimated fair values may be adjusted by management to reflect current economic and market conditions, such fair values are classified as Level 3.  Fair value adjustments are recorded in earnings during the period such adjustments are made.   REO loss provisions recorded during the three months ended March 31, 2012 and 2011 were $28,000 and $1.6 million, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2012 and 2011 (in thousands).  The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Impaired loans	$11,725	$--	$--	$11,725
REO, net	1,967	--	--	1,967

March 31, 2011
Impaired loans	$21,608	$--	$--	$21,608
REO, net	20,451	--	--	20,451

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	March 31, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$74,306	$74,306	$79,799	$79,799
Level 2 inputs:
Interest bearing time deposits in banks	27,609	28,016	27,113	27,572
Federal Home Loan Bank stock	577	577	576	576
Loans held for sale	3,679	3,679	3,339	3,339
Cash surrender value of life insurance	22,406	22,406	22,213	22,213
Accrued interest receivable	1,773	1,773	1,516	1,516
Level 3 inputs:
Loans receivable—net	328,884	330,036	331,453	333,006

FINANCIAL LIABILITIES:
Level 2 inputs:
Checking, money market and savings accounts	208,456	208,456	207,015	207,015
Other borrowings	6,502	6,680	6,679	6,889
Accrued interest payable	35	35	54	54
Advance payments by borrowers for taxes and insurance	928	928	816	816
Level 3 inputs:
Certificates of deposit	281,920	282,263	291,566	293,198

For cash and cash equivalents, the carrying amount approximates fair value (level 1).  For Federal Home Loan Bank stock, loans held for sale, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to Federal Home Loan Bank stock, the ability to sell the stock back to the Federal Home Loan Bank at cost (level 2).  Interest bearing time deposits in banks were valued using discounted cash flows based on current rates for similar types of deposits (level 2). Fair values of impaired loans are estimated as described in Note 8.  Non-impaired loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans (level 3).

The fair value of checking accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date (level 2). The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered by the Bank for deposits of similar terms (level 3).  The fair value of Federal Home Loan Bank advances is estimated using the rates for advances of similar remaining maturities at the reporting date (level 2). For advance payments by borrowers for taxes and insurance and for accrued interest payable the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments (level 2).

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.      REGULATORY MATTERS
The Bank is subject to various regulatory capital requirements now administered by the Office of the Comptroller of the Currency (“OCC”), as successor to the Office of Thrift Supervision (“OTS”) (see discussion below regarding “Regulatory Changes”). Failure to meet minimum capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined).   Tier 1 (core) capital includes common stockholders’ equity less certain other deductions.  Total capital includes Tier 1 capital plus the allowance for loan losses, subject to limitations.

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

					To be Categorized
					as Adequately
					Capitalized Under
			For Capital		Prompt Corrective		Required Per
	Actual		Adequacy Purposes		Action Provisions		Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of March 31, 2012:

Tangible Capital to Tangible Assets	$65,166	11.39%	$8,584	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	65,166	11.39%	22,890	4.00%	$22,890	4.00%	$45,779	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	69,807	19.52%	28,609	8.00%	28,609	8.00%	42,914	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	65,166	18.22%	N/A	N/A	14,305	4.00%	N/A		N/A

As of December 31, 2011:

Tangible Capital to Tangible Assets	$64,839	11.22%	$8,666	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	64,839	11.22%	23,111	4.00%	$23,111	4.00%	$46,221	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	69,466	19.62%	28,319	8.00%	28,319	8.00%	42,479	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	64,839	18.32%	N/A	N/A	14,160	4.00%	N/A		N/A

(1)
The Bank Order states that no later than December 31, 2010, the Bank shall achieve and maintain a Tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12%.  The required amounts presented reflect these ratios.

On April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Bank Order” and the “Company Order” and, together, the “Orders”).  The Orders became effective April 14, 2010. The Orders impose certain restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions.  The Orders also require the Company and the Bank to take certain actions, including the submission of capital and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company’s operations, earnings and profitability.  The Bank Order specifically requires the Bank to achieve and maintain, by December 31, 2010, a Tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12.0% and maintain these higher ratios for as long as the Bank Order is in effect.

Reverse Stock Split. The Company amended its Articles of Incorporation to effect a 1-for-5 reverse split (the “Reverse Split”) of the Company’s issued and outstanding shares of common stock effective May 3, 2011. All periods presented in this Form 10-Q have been retroactively restated to reflect the Reverse Split.

Authorized Shares. On May 26, 2010, the stockholders of the Company approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 30,000,000.  The primary purpose was to provide additional shares of the Company’s common stock for general purposes, including capital-raising transactions. As of March 31, 2012, the Company also had 5,000,000 authorized but unissued shares of preferred stock.

Dividend Restrictions.  The principal source of the Company’s revenue is dividends from the Bank.  The Company’s ability to pay dividends to stockholders depends to a large extent upon the dividends received from the Bank.  On November 19, 2009, the OTS issued written directives which require the Company and the Bank to obtain prior written non-objection of their primary regulator, now the FRB for the Company and the OCC for the Bank, in order to make or declare any dividends or payments on their outstanding securities.  Neither the Company nor the Bank has the present intention to declare any dividends or payments on their outstanding securities.

Regulatory Changes.  Effective July 21, 2011, pursuant to Section 312 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) (i) the regulatory functions and rulemaking authority of the OTS with regard to federally chartered savings and loan associations (including the Bank) were transferred to the OCC and (ii) the regulatory functions and rulemaking authority of the OTS with regard to savings and loan holding companies (including the Company) were transferred to the Board of Governors of the Federal Reserve System (“FRB”).  Beginning on July 21, 2011, the OCC became the primary regulator of the Bank and is vested with authority to enforce the Bank Order.  Also beginning on July 21, 2011, the Company became subject to the regulation of the FRB, which is vested with authority to enforce the Company Order.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

Management's discussion and analysis of financial condition and results of operations is intended to assist a reader in understanding the consolidated financial condition and results of operations of the Company for the periods presented.  The information contained in this section should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements and the other sections contained herein.

The Bank is a federally chartered stock savings and loan association that was formed in 1934.  As of March 31, 2012, the Bank conducted business from its main office and fourteen full-service branch offices located in a six county area in Arkansas comprised of Benton and Washington counties in Northwest Arkansas; Carroll, Boone, Marion and Baxter counties in North central Arkansas; and  a loan production office opened in June 2011 located in Little Rock, Arkansas. The Company also has executive offices at the Bank’s home office and in Little Rock, Arkansas.  In February 2012, the Bank closed three full service branches in Northwest Arkansas. Customers from closed branch locations are being serviced by other Bank branch locations in the area.  As a result, these branch closings are not reported as discontinued operations.

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

The Company’s net income available to common stockholders was $192,000 for the three months ended March 31, 2012 compared to a net loss available to common stockholders of $1.7 million for the three months ended March 31, 2011.  The primary reason for the $1.9 million increase in net income available to common stockholders was a $2.0 million decrease in net REO expenses.  In December 2011, the Bank posted write-downs of REO of $11.3 million.  This was a result of management’s evaluation of the overall REO portfolio and based on the decision to more aggressively market certain properties.  A consequence of this write-down was a reduction in the loss provision on REO for the three months ending March 31, 2012, as minimal additional changes to REO values since year end were necessary.  The Company’s ability to generate net income has been affected primarily by the Company’s level of nonperforming loans and REO.

The Bank’s greatest challenge in this economic environment is reducing the level of nonperforming assets.  The Bank strives to maintain the quality of its loan portfolio at acceptable levels through sound underwriting procedures, including the use of credit scoring; a thorough loan review function; active collection procedures for delinquent loans; and, in the event of repossession, timely liquidation of real estate and other forms of collateral.   The Bank attempts to work with troubled borrowers to return their loans to performing status where possible. Both the board of directors and senior management place a high priority on reducing our nonperforming assets and managing asset quality.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, the following estimates, due to the judgments, estimates and assumptions inherent in those policies, are critical to preparation of our financial statements:

•	Determination of our allowance for loan losses
•	Valuation of real estate owned
•	Valuation of investment securities
•	Valuation of our deferred tax assets

These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the Notes to the Condensed Consolidated Financial Statements included herein.  We believe that the judgments, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our condensed consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

In estimating the amount of credit losses inherent in the loan portfolio, various judgments and assumptions are made.  For example, when assessing the overall economic environment, assumptions are made regarding market conditions and their impact on the loan portfolio.  In the event the economy were to sustain a prolonged downturn, the loss factors applied to the portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses.  For impaired loans that are collateral dependent and for real estate owned, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

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

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company evaluates its deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income.  The Company is required to establish a valuation allowance for deferred tax assets if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between projected operating performance, our actual results and other factors.

ANALYSIS OF RESULTS OF OPERATIONS

The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings.  Net interest income is affected by the level of nonperforming assets as they provide no interest earnings to the Bank.  The Company's results of operations are also affected by the provision for loan losses and the level of its noninterest income and expenses.  Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, loan fee income, and earnings on life insurance policies. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, real estate owned expense, and other operating expense.

Interest Income and Interest Expense

Interest Income.  The decrease in interest income in the three month comparative periods ending March 31, 2012 and 2011 was primarily related to decreases in the average balances of loans receivable and investment securities and decreases in the average yields earned on loans receivable and investment securities.  The average balance of loans receivable decreased due to repayments, maturities and charge-offs or transfers to real estate owned.  The average balance of investment securities decreased due to calls of investment securities.

Interest Expense.   The decrease in interest expense in the three month comparative periods ending March 31, 2012 and 2011 was primarily due to decreases in the average balances of deposits and borrowings as well as a decrease in average rates paid on deposits.  The decrease in the average rates paid on deposit accounts reflects decreases in market interest rates.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable(1)	$358,896	$4,641	5.19%	$399,864	$5,398	5.47%
Investment securities(2)	60,643	446	2.95	83,753	919	4.45
Other interest earning assets	91,246	124	0.54	31,287	15	0.19
Total interest earning assets	510,785	5,211	4.09	514,904	6,332	4.99
Noninterest earning assets	59,590			75,565
Total assets	$570,375			$590,469
Interest bearing liabilities:
Deposits	$490,392	1,221	1.00	$523,310	1,707	1.32
Other borrowings	6,563	33	2.00	26,058	112	1.75
Total interest bearing liabilities	496,955	1,254	1.01	549,368	1,819	1.34
Noninterest bearing liabilities	4,206			4,932
Total liabilities	501,161			554,300
Stockholders' equity	69,214			36,169
Total liabilities and stockholders' equity	$570,375			$590,469

Net interest income		$3,957			$4,513
Net earning assets (interest bearing liabilities)	$13,830			$(34,464)
Interest rate spread			3.08%			3.65%
Net interest margin			3.11%			3.55%
Ratio of interest earning assets to interest bearing liabilities			102.78%			93.73%
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

	Three Months Ended March 31,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(553)	$(227)	$23	$(757)
Investment securities	(254)	(303)	84	(473)
Other interest earning assets	28	28	53	109
Total interest earning assets	(779)	(502)	160	(1,121)

Interest expense:
Deposits	(107)	(404)	25	(486)
Other borrowings	(84)	18	(13)	(79)
Total interest bearing liabilities	(191)	(386)	12	(565)
Net change in net interest income	$(588)	$(116)	$148	$(556)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended March 31, 2012 and 2011 (dollars in thousands except share data).  Specific changes in captions are discussed following the table.

	March 31,
	2012	2011	Dollar Change	Percentage Change
Interest income:
Loans receivable	$4,641	$5,398	$(757)	(14.0)%
Investment securities	446	919	(473)	(51.5)
Other	124	15	109	726.7
Total interest income	5,211	6,332	(1,121)	(17.7)
Interest expense:
Deposits	1,221	1,707	(486)	(28.5)
Other borrowings	33	112	(79)	(70.5)
Total interest expense	1,254	1,819	(565)	(31.1)
Net interest income before provision for loan losses	3,957	4,513	(556)	(12.3)
Provision for loan losses	16	160	(144)	(90.0)
Net interest income after provision for loan losses	3,941	4,353	(412)	(9.5)
Noninterest income:
Deposit fee income	1,094	1,113	(19)	(1.7)
Earnings on life insurance	193	196	(3)	(1.5)
Gain on sale of loans	198	150	48	32.0
Other	201	122	79	64.8
Total noninterest income	1,686	1,581	105	6.6
Noninterest expenses:
Salaries and employee benefits	2,875	2,647	228	8.6
Net occupancy expense	690	635	55	8.7
Real estate owned, net	(35)	1,972	(2,007)	(101.8)
FDIC insurance premium	298	433	(135)	(31.2)
Supervisory assessments	75	95	(20)	(21.1)
Data processing	476	360	116	32.2
Professional fees	398	504	(106)	(21.0)
Advertising and public relations	69	58	11	19.0
Postage and supplies	131	144	(13)	(9.0)
Other	458	596	(138)	(23.2)
Total noninterest expenses	5,435	7,444	(2,009)	(27.0)
Income (loss) before income taxes	192	(1,510)	1,702	112.7
Income tax provision	--	--	--	--
Net income (loss)	$192	$(1,510)	$1,702	112.7
Preferred stock dividends, accretion of discount and gain on redemption of preferred stock	--	224	(224)	(100.0)
Net income (loss) available to common stockholders	$192	$(1,734)	$1,926	111.1%

Basic earnings (loss) per share	$0.01	$(1.79)	$1.80	100.6%
Diluted earnings (loss) per share	$0.01	$(1.79)	$1.80	100.6%

Interest rate spread	3.08%	3.65%
Net interest margin	3.11%	3.55%

Average full-time equivalents	204	226
Full service offices	15	18

Provision for Loan Losses
The provision for loan losses includes charges to maintain an allowance for loan losses at a level adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date.  The adequacy of the allowance for loan losses is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions, including unemployment, bankruptcy trends, vacancy rates, and the level and trend of home sales and prices.

The decrease in the provision for loan losses in the three month period ended March 31, 2012 compared to the same period in 2011 was primarily due to a decrease in the average loan balances and classified loans. The allowance as a percentage of loans receivable was 5.89% at December 31, 2011 compared to 5.26% at March 31, 2012.  The allowance as a percentage of classified loans was 27.77% at December 31, 2011 compared to 34.60% at March 31, 2012. See “Allowance for Loan Losses” in the “Asset Quality” section.

Noninterest Income
The increase in noninterest income in the three month comparative periods ended March 31, 2012 and 2011 was primarily due to an increase in gains on sales of loans in the secondary market and a gain of approximately $126,000 on the sale of one of the Bank’s former branch facilities during the first quarter of 2012.

Noninterest Expense
Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)
Salaries	$2,239	$2,133	$106
Payroll taxes	263	195	68
Insurance	122	137	(15)
Defined benefit plan contribution	172	143	29
Stock compensation	41	--	41
Other	38	39	(1)
Total	$2,875	$2,647	$228

The increase in salaries and employee benefits was primarily due to the steps taken during the recapitalization to rehabilitate the Bank, including hiring key members of management with experience in the lending area as well as adding additional experienced commercial loan officers.

The Bank is a participant in the Pentegra Defined Benefit Plan (the “Pentegra DB Plan”). The Pentegra DB Plan operates as a multiemployer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Since the Pentegra DB Plan is a multiemployer plan, contributions of participating employers are commingled and invested on a pooled basis without allocation to specific employers or employees.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the Pentegra DB Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra DB Plan and closing the Pentegra DB Plan to new participants as of that date. The Pentegra DB Plan is noncontributory and prior to July 1, 2010 covered substantially all employees.  After July 1, 2010, the Bank continued to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan.  The level of amortization charges is determined by the Pentegra DB Plan's funding shortfall, which is determined by comparing plan liabilities to plan assets on an annual basis.  Based on the level of interest rates and plan assets, the funding shortfall increased, resulting in increased amortization charges effective both July 1, 2010 and July 1, 2011.  The Pentegra DB plan contribution increased in 2012 compared to 2011 primarily due to the increased amortization charges.

Real estate owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)
Loss provisions	$28	$1,644	$(1,616)
Net (gain) loss on sales	(65)	114	(179)
Rental income	(258)	(66)	(192)
Taxes and insurance	163	155	8
Other	97	125	(28)
Total	$(35)	$1,972	$(2,007)

The decrease in REO loss provisions in 2012 compared to 2011 was primarily related to the Bank’s comprehensive review of its REO portfolio as of December 31, 2011 and its decision to more aggressively market certain properties, which were written down at that time.  Since the economic recession began in 2008, real estate values in the Bank’s primary market areas have not fully recovered and the Bank continues to have higher levels of foreclosed assets.  Sales of certain types of property, principally undeveloped land and developed residential subdivision lots, have been slow and as a result, management has made a strategic decision to more aggressively market REO, including reductions in the asking price on certain properties.  However, there can be no guarantee that the properties can be sold given the current market environment. The previous carrying values were primarily based on appraisals using marketing periods that exceed the Bank’s more aggressive marketing strategy.  Management reviewed the REO portfolio and individually analyzed the recorded value for many of its foreclosed properties by obtaining new broker pricing opinions or discounting current appraisals or valuations based on the Bank’s recent experience selling or attempting to sell similar properties. The Bank also analyzed sales of REO during 2011 in order to estimate an average loss for each category of REO and applied these average loss percentages to the remainder of the REO portfolio to estimate net realizable values. Carrying values of the Bank’s REO properties were adjusted as necessary based on the new estimated net realizable values as a result of management’s intent to more aggressively market REO properties.  This review resulted in an $11.3 million loss provision during the fourth quarter of 2011. The majority of these write-downs were made in the developed lots and raw land categories, where properties are more speculative in nature and market activity has been slow.

Real estate owned expenses such as taxes, insurance and maintenance are expected to remain elevated for the foreseeable future.  Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

FDIC Insurance Premium.  On February 7, 2011, the FDIC finalized the rule to redefine the deposit insurance assessment base as required by the Dodd-Frank Act.  The base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.  The FDIC also adopted a new rate schedule and suspended dividends indefinitely.  In lieu of dividends, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent and 2.5 percent.  All changes and revised rates went into effect April 1, 2011.  The Bank’s FDIC insurance expense for the quarter ended March 31, 2012 decreased to $298,000 compared to $433,000 for the same quarter in 2011.

Income Taxes.  The Company had no taxable income during the quarters ended March 31, 2012 or 2011 and recorded a valuation allowance for the full amount of its net deferred tax asset as of March 31, 2012 and December 31, 2011, respectively.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Changes in financial condition between March 31, 2012 and December 31, 2011 are presented in the following table (dollars in thousands except share data).  Material changes between periods are discussed in the sections that follow the table.

	March 31,	December 31,	Increase	Percentage
	2012	2011	(Decrease)	Change
ASSETS
Cash and cash equivalents	$74,306	$79,799	$(5,493)	(6.9)%
Interest bearing time deposits in banks	27,609	27,113	496	1.8
Investment securities available for sale	63,488	62,077	1,411	2.3
Federal Home Loan Bank stock	577	576	1	0.2
Loans receivable, net	328,884	331,453	(2,569)	(0.8)
Loans held for sale	3,679	3,339	340	10.2
Accrued interest receivable	1,773	1,516	257	17.0
Real estate owned, net	28,631	28,113	518	1.8
Office properties and equipment, net	20,964	21,441	(477)	(2.2)
Cash surrender value of life insurance	22,406	22,213	193	0.9
Prepaid expenses and other assets	1,090	1,406	(316)	(22.5)

TOTAL	$573,407	$579,046	$(5,639)	(1.0)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$490,376	$498,581	$(8,205)	(1.6)
Other borrowings	6,502	6,679	(177)	(2.7)
Advance payments by borrowers for taxes and insurance	928	816	112	13.7
Other liabilities	6,414	4,077	2,337	57.3

Total liabilities	504,220	510,153	(5,933)	(1.2)

STOCKHOLDERS' EQUITY	69,187	68,893	294	0.4

TOTAL	$573,407	$579,046	$(5,639)	(1.0)%

BOOK VALUE PER COMMON SHARE	$3.58	$3.57

COMMON EQUITY TO ASSETS	12.1%	11.9%

COMMON SHARES OUTSTANDING	19,302,603	19,302,603

Loans Receivable.  Changes in loan composition between March 31, 2012 and December 31, 2011 are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase
	2012	2011	(Decrease)	% Change
One- to four-family residential	$173,194	$183,158	$(9,964)	(5.4)%
Home equity and second mortgage	11,531	12,502	(971)	(7.8)
Multifamily	16,386	20,476	(4,090)	(20.0)
Commercial real estate	104,261	95,920	8,341	8.7
Land	14,162	14,418	(256)	(1.8)
Construction:
One- to four-family residential	1,672	928	744	80.2
Speculative one- to four-family residential	1,150	1,463	(313)	(21.4)
Multifamily	8,384	8,403	(19)	(0.2)
Land development	--	622	(622)	(100.0)
Total mortgage loans	330,740	337,890	(7,150)	(2.1)

Commercial	11,223	7,603	3,620	47.6

Automobile	2,287	2,536	(249)	(9.8)
Other	4,377	5,479	(1,102)	(20.1)
Total consumer	6,664	8,015	(1,351)	(16.9)

Total loans receivable	348,627	353,508	(4,881)	(1.4)
Undisbursed loan funds	(932)	(822)	(110)	13.4
Unearned discounts and net deferred loan costs (fees)	(471)	(415)	(56)	13.5
Allowance for loan losses	(18,340)	(20,818)	2,478	(11.9)

Loans receivable, net	$328,884	$331,453	$(2,569)	(0.8)%

The decrease in the Bank’s loan portfolio was primarily due to repayments and transfers of nonperforming loans to REO.

Asset Quality.  The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated.

	March 31, 2012		December 31, 2011		Increase
	Net (2)	% Assets	Net (2)	% Assets	(Decrease)
Nonaccrual Loans:
One- to four-family residential	$9,845	1.72%	$11,736	2.03%	$(1,891)
Home equity and second mortgage	602	0.10%	764	0.13%	(162)
Multifamily residential	285	0.05%	4,645	0.80%	(4,360)
Land development	--	--	622	0.11%	(622)
Land	4,233	0.74%	2,779	0.48%	1,454
Commercial real estate	10,552	1.84%	13,238	2.29%	(2,686)
Commercial	484	0.08%	72	0.01%	412
Consumer	40	0.01%	98	0.01%	(58)

Total nonaccrual loans	26,041	4.54%	33,954	5.86%	(7,913)

Accruing loans 90 days or more past due	--	--	388	0.07%	(388)

Real estate owned	28,631	4.99%	28,113	4.86%	518

Total nonperforming assets	54,672	9.53%	62,455	10.79%	(7,783)
Performing restructured loans	4,597	0.80%	5,207	0.90%	(610)

Total nonperforming assets and performing restructured loans (1)	$59,269	10.33%	$67,662	11.69%	$(8,393)

(1)	The table does not include substandard loans which were judged not to be impaired totaling $23.0 million and $36.1 million at March 31, 2012 and December 31, 2011, respectively.
(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

The decrease in nonaccrual loans from $34.0 million at December 31, 2011 to $26.0 million at March 31, 2012 was primarily related to decreases in multifamily residential loans and commercial real estate loans. The decrease in nonaccrual multifamily residential loans was primarily due to two loans that were settled during the quarter totaling $4.4 million. The decrease in nonaccrual commercial real estate loans was primarily related to one loan of $3.5 million that was transferred to REO in the first quarter of 2012.  At March 31, 2012, there were 140 loans on nonaccrual status, compared to 158 loans at December 31, 2011.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	March 31, 2012		December 31, 2011		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$7,183	27.6%	$7,118	21.0%	$65	6.6%
Over 90 days past due	3,415	13.1	5,106	15.0	(1,691)	(1.9)
30-89 days past due	4,357	16.7	1,560	4.6	2,797	12.1
Not past due	11,086	42.6	20,170	59.4	(9,084)	(16.8)
	$26,041	100.0%	$33,954	100.0%	$(7,913)	--

The table below reflects the payment terms for nonaccrual loans that were not past due as of the periods indicated (dollars in thousands):

	March 31, 2012		December 31, 2011		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Principal and interest	$10,040	90.6%	$14,635	72.6%	$(4,595)	18.0%
Interest only	41	0.4	4,473	22.2	(4,432)	(21.8)
Term due	1,005	9.0	1,062	5.2	(57)	3.8
	$11,086	100.0%	$20,170	100.0%	$(9,084)	--

Nonaccrual loans by category and region at March 31, 2012 and December 31, 2011 are listed in the table below (dollars in thousands). The Northwest Arkansas region is comprised of Benton and Washington counties and the North Arkansas Region is comprised of Carroll, Boone, Marion and Baxter counties.

	Northwest Arkansas Region		North Arkansas Region		Total
March 31, 2012	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

One- to four-family residential	$7,768	29.8%	$2,077	8.0%	$9,845	37.8%
Home equity	415	1.6	187	0.7	602	2.3
Multifamily residential	285	1.1	--	--	285	1.1
Land development	--	--	--	--	--	--
Land	4,141	15.9	92	0.4	4,233	16.3
Commercial real estate	10,334	39.7	218	0.8	10,552	40.5
Commercial	423	1.6	61	0.2	484	1.8
Consumer	16	0.1	24	0.1	40	0.2
	$23,382	89.8%	$2,659	10.2%	$26,041	100.0%

	Northwest Arkansas Region		North Arkansas Region		Total
December 31, 2011	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

One- to four-family residential	$8,685	25.6%	$3,051	9.0%	$11,736	34.6%
Home equity	550	1.6	214	0.6	764	2.2
Multifamily residential	4,645	13.7	--	--	4,645	13.7
Land development	622	1.8	--	--	622	1.8
Land	2,760	8.1	19	0.1	2,779	8.2
Commercial real estate	13,021	38.3	217	0.6	13,238	38.9
Commercial	--	--	72	0.2	72	0.2
Consumer	88	0.3	10	0.1	98	0.4
	$30,371	89.4%	$3,583	10.6%	$33,954	100.0%

The following table presents nonaccrual loan activity for the three months ended March 31, 2012 (in thousands):

Three Months Ended March 31, 2012

Balance of nonaccrual loans—January 1, 2012	$33,954
Loans added to nonaccrual status	4,547
Net cash payments	(4,458)
Loans returned to accrual status	(1,998)
Charge-offs to the allowance for loan losses	(3,188)
Transfers to REO	(2,816)

Balance of nonaccrual loans—March 31, 2012	$26,041

Real Estate Owned.  The following table sets forth the amounts and categories of the Bank’s real estate owned by region at March 31, 2012 and December 31, 2011 (dollars in thousands).

	Northwest Arkansas Region		North Arkansas Region		Total
March 31, 2012	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

One- to four-family residential	$7,122	24.9%	$2,011	7.0%	$9,133	31.9%
Speculative construction	160	0.6	--	--	160	0.6
Multifamily residential	718	2.5	--	--	718	2.5
Developed lots	4,382	15.3	13	--	4,395	15.3
Raw land	5,238	18.3	258	0.9	5,496	19.2
Commercial real estate	6,503	22.7	2,226	7.8	8,729	30.5
	$24,123	84.3%	$4,508	15.7%	$28,631	100.0%

	Northwest Arkansas Region		North Arkansas Region		Total
December 31, 2011	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

One- to four-family residential	$7,337	26.1%	$2,234	7.9%	$9,571	34.0%
Speculative construction	160	0.6	--	--	160	0.6
Multifamily residential	718	2.6	--	--	718	2.5
Developed lots	4,835	17.2	23	0.1	4,858	17.3
Raw land	5,240	18.6	261	0.9	5,501	19.6
Commercial real estate	4,703	16.7	2,602	9.3	7,305	26.0
	$22,993	81.8%	$5,120	18.2%	$28,113	100.0%

Changes in the composition of real estate owned between March 31, 2012 and December 31, 2011 are presented in the following table (dollars in thousands).

	December 31, 2011	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	March 31, 2012
One- to four-family residential	$9,571	$1,081	$(17)	$(1,555)	$53	$9,133
Speculative one- to four-family	160	--	--	--	--	160
Multifamily	718	--	--	--	--	718
Land	10,359	--	--	(480)	12	9,891
Commercial real estate	7,305	1,803	(11)	(368)	--	8,729
Total	$28,113	$2,884	$(28)	$(2,403)	$65	$28,631

(1)	Net sales proceeds include $715,000 of loans made by the Bank to finance certain sales of real estate owned.

Classified Assets.  Federal regulations require that each insured savings association risk rate its assets on a regular basis into three classification categories - substandard, doubtful and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted.  The table below summarizes the Bank’s classified assets as of the dates indicated (in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Nonaccrual loans	$26,041	$33,954	$51,359
Accruing classified loans	26,972	41,016	48,495
Classified loans	53,013	74,970	99,854
Real estate owned	28,631	28,113	43,858

Total classified assets	$81,644	$103,083	$143,712
Texas Ratio (1)	65.5%	72.5%	158.9%
Classified Assets Ratio (2)	97.8%	120.4%	239.8%

(1)	Defined as the ratio of nonaccrual loans and real estate owned to Tier 1 capital plus the allowance for loan losses.
(2)	Defined as the ratio of classified assets to Tier 1 capital plus the allowance for loan losses.

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

The allowance consists of general and allocated (also referred to as specific) loan loss components.  For loans that are determined to be impaired, a specific loan loss allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than its carrying value. The general loan loss allowance covers loans that are not impaired and is based on historical loss experience adjusted for qualitative factors.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Multifamily residential, commercial real estate, land and land development, and commercial loans that are delinquent or where the borrower’s total loan relationship exceeds $250,000 are evaluated on a loan-by-loan basis at least annually.  Nonaccrual loans and troubled debt restructurings (“TDRs”) are also considered to be impaired loans. TDRs are restructurings in which the Bank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the Bank would not otherwise consider.

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

In estimating the amount of credit losses inherent in the loan portfolio, various judgments and assumptions are made.  For example, when assessing the condition of the overall economic environment, assumptions are made regarding market conditions and their impact on the loan portfolio.  For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold in the event that the Bank has to foreclose or repossess the collateral.

The Company considers its allowance for loan losses of approximately $18.3 million to be adequate to cover losses inherent in its loan portfolio as of March 31, 2012.  Actual losses may substantially differ from currently estimated losses.  Adequacy of the allowance for loan losses is periodically evaluated, and the allowance could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The composition of the allowance for loan losses by component and category as of March 31, 2012 and December 31, 2011 is presented below (dollars in thousands):

	March 31, 2012			December 31, 2011
	Specific Loan Loss Allowance	General Loan Loss Allowance	Total	Specific Loan Loss Allowance	General Loan Loss Allowance	Total
One- to four-family residential	$612	$5,261	$5,873	$305	$6,001	$6,306
Home equity and second mortgage	93	481	574	81	612	693
Speculative one- to four-family construction	--	69	69	--	84	84
Multifamily residential	--	2,779	2,779	703	2,629	3,332
Land development	--	--	--	--	--	--
Land	537	1,629	2,166	280	1,609	1,889
Commercial real estate	1,140	5,090	6,230	1,879	5,437	7,316
Commercial loans	--	491	491	--	972	972
Consumer loans	1	157	158	45	181	226
Total	$2,383	$15,957	$18,340	$3,293	$17,525	$20,818

Investment Securities Available for Sale.  The following table sets forth the carrying values of the Company's investment securities available for sale (dollars in thousands).

	March 31, 2012	December 31, 2011	Increase (Decrease)

Municipal securities	$44,553	$36,613	$7,940
Corporate debt securities	6,911	5,810	1,101
U.S. Government sponsored agency securities	12,024	19,654	(7,630)
Total	$63,488	$62,077	$1,411

Municipal securities and corporate debt securities increased due to purchases. U.S. Government sponsored agency securities decreased due to calls.  There were no purchases of U.S. Government sponsored agency securities nor any calls of municipal securities or corporate debt securities during the period.  The overall yield of the investment portfolio was 2.93% as of March 31, 2012 compared to 3.12% at December 31, 2011.

Deposits.  Changes in the composition of deposits between March 31, 2012 and December 31, 2011 are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase
	2012	2011	(Decrease)	% Change

Checking accounts	$133,070	$137,078	$(4,008)	(2.9)%
Money market accounts	44,369	42,033	2,336	5.6
Savings accounts	31,017	27,904	3,113	11.2
Certificates of deposit	281,920	291,566	(9,646)	(3.3)

Total deposits	$490,376	$498,581	$(8,205)	(1.6)%

Certificates of deposit continue to comprise the majority of the Bank’s deposit accounts.  However, increased emphasis has been placed on growth in checking accounts.   The Bank focuses its marketing efforts to increase checking accounts by offering checking products to customers with attractive features including competitive interest rates, electronic banking services such as debit cards, online banking with bill pay, mobile banking, e-statements, ID theft protection and shopping, dining and travel discounts. Checking accounts are an attractive source of funds for the Bank as they provide  overall low-interest deposits, fee income potential, and the opportunity to cross-sell other financial services.

Deposits decreased in the comparison period primarily due to a decrease in certificates of deposit.  The Bank reduced the cost of its certificate of deposit accounts with the weighted average cost of such funds decreasing from 1.71% at December 31, 2011 to 1.50% at March 31, 2012.  The overall cost of all deposit funds decreased from 1.09% at December 31, 2011 to 0.94% at March 31, 2012. Funds generated from loan repayments and calls of investment securities were used to pay deposit withdrawals.

Other Liabilities.  The increase in other liabilities of $2.3 million or 57.3% between March 31, 2012 and December 31, 2011 was primarily due to an increase of $2.8 million in investment securities traded but not yet settled at March 31, 2012 compared to December 31, 2011.

Stockholders' Equity.  Stockholders' equity increased approximately $294,000 from December 31, 2011 to March 31, 2012, primarily due to the net income of $192,000 for the three months ended March 31, 2012.  See the unaudited condensed consolidated statements of stockholders’ equity for the period ended March 31, 2012 contained herein for more detail.

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

At March 31, 2012, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At March 31, 2012, the Company had no interests in non-consolidated special purpose entities.

At March 31, 2012, commitments included:
▪	total approved loan origination commitments outstanding amounting to $4.1 million, including approximately $625,000 of loans committed to sell;
▪	rate lock agreements with customers of $8.9 million, all of which have been locked with an investor;
▪	funded mortgage loans committed to sell of $3.7 million;
▪	unadvanced portion of construction loans of $932,000;
▪	unused lines of credit of $21.6 million;
▪	outstanding standby letters of credit of $1.9 million;
▪	total predetermined overdraft protection limits of $10.8 million; and
▪	certificates of deposit scheduled to mature in one year or less totaling $167.5 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $8.9 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at March 31, 2012.

Historically, a very small percentage of predetermined overdraft limits have been used. At March 31, 2012, overdrafts of accounts with Bounce Protection™ represented usage of 1.86% of the limit.

In light of the Company’s efforts to proactively and effectively manage its level of assets and liabilities and as a result of the current interest rate environment, management cannot estimate the portion of maturing deposits that will remain with the Bank.  Management anticipates that the Bank will continue to have sufficient funds, through its current liquidity position, as well as through loan repayments, deposits and borrowings, to meet our current and future commitments.

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

During the three months ended March 31, 2012, FHLB borrowings decreased by $177,000 or 2.7%. At March 31, 2012, the Bank’s additional borrowing capacity with FHLB was $54.5 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a collateral value of $61.0 million less outstanding advances at March 31, 2012 of $6.5 million.  Due to the Bank’s restricted status at the FHLB, the Bank may only borrow short-term FHLB advances with maturities up to thirty days.

The Bank is currently required to pledge collateral with a value of $16 million to secure account transaction settlements.  The Bank uses qualifying investment securities and qualifying commercial real estate loans as collateral for the discount window and to secure transaction settlements.  This collateral is also available to access the secondary discount window if unencumbered for transaction settlement and when other sources of funding are not available to the Bank. In addition, the Bank is required to maintain an account balance at the FRB to cover charges to the Bank’s transaction account to avoid any daylight overdrafts.

The FRB will not accept commercial real estate loans that: (i) are 30 days or more past due; (ii) are classified as substandard, doubtful, or loss by the Bank’s regulating authority or the Bank; (iii) are illegal investments for the Bank; (iv) secure the indebtedness to any director, officer, employee, attorney, affiliate or agent of the Bank; or (v) exhibit collateral and credit documentation deficiencies.  The lendable value of commercial real estate of approximately $6.1 million at March 31, 2012 was 59% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged.  In addition, at March 31, 2012, the Bank pledged qualifying investment securities with a collateral value of approximately $10.5 million and a carrying value of approximately $12.0 million to secure transaction settlements.

At March 31, 2012, the Bank had short-term funds availability of approximately $212.5 million or 37.1% of Bank assets consisting of borrowing capacity at the FHLB and the FRB, unpledged investment securities, and overnight funds including the balances maintained at the FRB.  The Bank anticipates it will continue to rely primarily on deposits, calls and maturities of investment securities, loan repayments, and funds provided from operations to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources.

The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities.

The Bank emphasizes deposit growth and retention throughout its retail branch network to enhance its liquidity position. The Bank is currently subject to the national rate caps as outlined weekly by the FDIC.  These rate restrictions have not had a significant impact on the level of new and existing time deposits.  The Bank has historically paid rates near the middle of the market for regular term certificates of deposits and paid above average rates locally for certificates of deposit with special terms.

The Bank’s liquidity risk management program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the board of directors.  The program also contains a Contingency Funding Plan that forecasts funding needs and funding sources under different stress scenarios.  The Contingency Funding Plan approved by the board of directors is designed to respond to an overall decline in the economic environment, the banking industry or a problem specific to the Bank.  A number of different contingency funding conditions may arise which may result in strains or expectation of strains in the Bank’s normal funding activities including customer reaction  to negative news of the banking industry, in general, or us, specifically.  As a result of negative news, some depositors may reduce the amount of deposits held at the Bank if concerns persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s liquidity, funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that activities of the FRB and the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, and stock price.

Since the Company is a holding company and does not conduct independent operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources.  The Company and the Bank are currently not permitted to declare or pay dividends or make any other capital distributions without the prior written approval of the FRB and the OCC, respectively, as successors to the OTS.  The Company funds its expenses from cash deposits maintained in the Bank, which amounted to $2.9 million at March 31, 2012.

At March 31, 2012, the Bank's core and risk-based capital ratios amounted to 11.39% and 19.52%, respectively, compared to required core and total risk-based capital ratios of 8% and 12% per the Bank Order.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company cautions readers not to place undue reliance on any forward-looking statements.  The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  These risks could cause actual results for 2012 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us and could negatively affect the Company’s operating and stock performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of the Company’s asset and liability management position as well as the potential impact of interest rate changes upon the market value of the Bank’s net portfolio value of equity, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2012.  There has been no material change in the Company’s asset and liability position or the Bank’s net portfolio value of equity since December 31, 2011.

Item 4.  Controls and Procedures.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.	Legal Proceedings

Neither the Company nor the Bank is a party to or involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any securities during the first quarter of 2012.  The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the OCC, as successor to the OTS.

Item 6.	Exhibits

See the Exhibit Index on page 39 of the Quarterly Report on Form 10-Q for exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	May 8, 2012	By:	/s/ W. Dabbs Cavin
W. Dabbs Cavin
Chief Executive Officer

Date:	May 8, 2012	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer

First Federal Bancshares of Arkansas, Inc.
Exhibit Index

Exhibit No.	Description

2.1	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2011).
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