Form 10-Q
period 2012-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2012-08-03
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 1, 2012, there were issued and outstanding 19,302,603 shares of the Registrant's Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Part I.  Financial Information

Item 1.  Financial Statements

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)
	June 30, 2012	December 31, 2011

ASSETS

Cash and cash equivalents	$64,940	$79,799
Interest-bearing time deposits in banks	27,111	27,113
Investment securities, available for sale	55,839	62,077
Federal Home Loan Bank stock—at cost	578	576
Loans receivable, net of allowance of $17,264 and $20,818, respectively	331,354	331,453
Loans held for sale	4,417	3,339
Accrued interest receivable	1,559	1,516
Real estate owned - net	25,168	28,113
Office properties and equipment - net	20,666	21,441
Cash surrender value of life insurance	22,600	22,213
Prepaid expenses and other assets	1,089	1,406

TOTAL	$555,321	$579,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$478,223	$498,581
Other borrowings	4,323	6,679
Advance payments by borrowers for taxes and insurance	385	816
Other liabilities	2,801	4,077

Total liabilities	$485,732	$510,153

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—30,000,000 shares authorized; 19,302,603 shares issued and outstanding at June 30, 2012 and December 31, 2011	$193	$193
Additional paid-in capital	90,651	90,572
Accumulated other comprehensive income	614	898
Accumulated deficit	(21,869)	(22,770)

Total stockholders’ equity	69,589	68,893

TOTAL	$555,321	$579,046

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except earnings per share)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
INTEREST INCOME:
Loans receivable	$4,422	$5,108	$9,063	$10,506
Investment securities:
Taxable	94	504	273	1,218
Nontaxable	309	204	577	410
Other	152	70	275	84
Total interest income	4,977	5,886	10,188	12,218

INTEREST EXPENSE:
Deposits	1,097	1,639	2,318	3,346
Other borrowings	30	95	63	207

Total interest expense	1,127	1,734	2,381	3,553

NET INTEREST INCOME	3,850	4,152	7,807	8,665

PROVISION FOR LOAN LOSSES	6	631	22	791

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,844	3,521	7,785	7,874

NONINTEREST INCOME:
Net gain (loss) on sale of investment securities	542	(439)	542	(439)
Deposit fee income	977	1,232	2,071	2,345
Earnings on life insurance policies	194	188	387	384
Gain on sale of loans	220	134	418	284
Other	73	142	274	264

Total noninterest income	2,006	1,257	3,692	2,838

NONINTEREST EXPENSES:
Salaries and employee benefits	2,709	2,939	5,584	5,586
Net occupancy expense	619	613	1,309	1,248
Real estate owned, net	(258)	1,634	(292)	3,606
FDIC insurance	291	324	589	757
Supervisory assessments	75	95	150	189
Data processing	787	381	1,263	741
Professional fees	192	222	590	726
Advertising and public relations	69	63	139	121
Postage and supplies	160	122	292	266
Other	497	606	952	1,202

Total noninterest expenses	5,141	6,999	10,576	14,442

INCOME (LOSS) BEFORE INCOME TAXES	709	(2,221)	901	(3,730)

INCOME TAX	--	--	--	--

NET INCOME (LOSS)	$709	$(2,221)	$901	$(3,730)

PREFERRED STOCK DIVIDENDS, ACCRETION OF DISCOUNT AND GAIN ON REDEMPTION OF PREFERRED STOCK	--	(10,724)	--	(10,500)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$709	$8,503	$901	$6,770

Basic earnings per common share	$0.04	$0.77	$0.05	$1.12

Diluted earnings per common share	$0.03	$0.73	$0.04	$1.07

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Unrealized holding gains arising during the period	$197	$1,254	$258	$1,643
Reclassification adjustments for (gain) loss included in net income	(542)	439	(542)	439
COMPREHENSIVE INCOME (LOSS)	$364	$(528)	$617	$(1,648)

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(In thousands, except share data)
(Unaudited)

	Issued Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
BALANCE – January 1, 2012	19,302,603	$193	$90,572	$898	$(22,770)	$68,893

Net income	--	--	--	--	901	901
Other comprehensive loss	--	--	--	(284)	--	(284)
Stock compensation expense	--	--	79	--	--	79

BALANCE – June 30, 2012	19,302,603	$193	$90,651	$614	$(21,869)	$69,589

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2012	2011

OPERATING ACTIVITIES:
Net income (loss)	$901	$(3,730)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for loan losses	22	791
Provision for real estate losses	308	2,999
Deferred tax benefit	(105)	1,107
Deferred tax valuation allowance	105	(1,107)
Accretion of discounts on investment securities, net	9	(14)
Federal Home Loan Bank stock dividends	(2)	(3)
Gain on sale of fixed assets, net	(126)	(16)
(Gain) loss on sale of repossessed assets, net	(792)	188
(Gain) loss on sales of investment securities, net	(542)	439
Originations of loans held for sale	(21,492)	(12,068)
Proceeds from sales of loans held for sale	20,832	14,882
Gain on sale of loans originated to sell	(418)	(284)
Depreciation	736	682
Amortization of deferred loan costs, net	26	121
Stock compensation	79	--
Earnings on life insurance policies	(387)	(384)
Changes in operating assets and liabilities:
Accrued interest receivable	(43)	450
Prepaid expenses and other assets	317	1,722
Other liabilities	10	(73)

Net cash (used in) provided by operating activities	(562)	5,702

INVESTING ACTIVITIES:
Purchases of interest-bearing time deposits in banks	(496)	(14,921)
Redemptions of interest-bearing time deposits in banks	498	--
Purchases of investment securities, available for sale	(14,977)	(9,999)
Proceeds from sales, maturities, and calls of investment securities available for sale	20,178	30,911
Purchases of Federal Home Loan Bank stock	--	(633)
Loan (originations) repayments, net	(3,975)	29,919
Loan participations purchased	--	(417)
Proceeds from sales of real estate owned	7,583	4,828
Improvements to real estate owned	(128)	(26)
Proceeds from sales of office properties and equipment	249	20
Purchases of office properties and equipment	(84)	(161)

Net cash provided by investing activities	8,848	39,521

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
FINANCING ACTIVITIES:
Net decrease in deposits	$(20,358)	$(26,601)
Repayment of advances from Federal Home Loan Bank	(2,356)	(6,405)
Net decrease in advance payments by borrowers for taxes and insurance	(431)	(233)
Proceeds from issuance of common stock	--	47,664

Net cash (used in) provided by financing activities	(23,145)	14,425

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,859)	59,648

CASH AND CASH EQUIVALENTS:
Beginning of year	79,799	36,407

End of year	$64,940	$96,055

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$2,402	$3,618

Income taxes	$--	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$4,979	$5,613

Sales of real estate owned financed by the Bank	$953	$2,366

Investment securities purchased—not settled	$348	$3,575

Preferred dividends cancelled	$--	$929

(Concluded)
See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation—First Federal Bancshares of Arkansas, Inc. (the “Company”) is a unitary holding company that owns all of the stock of First Federal Bank (the “Bank”). The Company is principally in the business of community banking and therefore is considered a banking operation with no separately reportable segments. The Bank provides a broad line of financial products to individuals and small- to medium-sized businesses. The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive.

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

The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011, contained in the Company’s 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In December 2011, FASB issued ASU 2011-12, which defers certain provisions of ASU 2011-05. One of ASU 2011-05’s provisions requires the Company to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 defers this requirement indefinitely. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The ASU does not amend the components that must be reported in other comprehensive income. Both ASUs are effective for the Company’s reporting periods beginning after December 15, 2011. The Company adopted this ASU beginning in the quarter ended March 31, 2012.

3.         INVESTMENT SECURITIES AVAILABLE FOR SALE
Investment securities available for sale consisted of the following as of the dates indicated (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$42,225	$770	$(65)	$42,930
Corporate debt securities	7,000	--	(93)	6,907
U.S. Government sponsored agency securities	6,000	2	--	6,002

Total	$55,225	$772	$(158)	$55,839

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$35,590	$1,033	$(10)	$36,613
Corporate debt securities	6,000	--	(190)	5,810
U.S. Government sponsored agency securities	19,589	65	--	19,654

Total	$61,179	$1,098	$(200)	$62,077

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”) (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$5,748	$65	$--	$--	$5,748	$65
Corporate debt securities	6,907	93	--	--	6,907	93

Total	$12,655	$158	$--	$--	$12,655	$158

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$1,812	$10	$--	$--	$1,812	$10
Corporate debt securities	3,810	190	--	--	3,810	190

Total	$5,622	$200	$--	$--	$5,622	$200

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

The Company has pledged investment securities available for sale with carrying values of approximately $1.2 million at each of periods ended June 30, 2012 and December 31, 2011, as collateral for certain deposits in excess of $250,000.  In addition the Company has pledged investment securities available for sale with carrying values of approximately $12.9 million and $8.9 million at June 30, 2012 and December 31, 2011, respectively, as collateral at the Federal Reserve Bank to secure transaction settlements.

The scheduled contractual maturities of debt securities at June 30, 2012 are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized Cost	Fair Value	Weighted Average Rate

Within one year	$250	$252	4.60%
Due from one year to five years	20,030	20,004	2.25%
Due from five years to ten years	20,266	20,568	2.63%
Due after ten years	14,679	15,015	3.82%

Total	$55,225	$55,839	2.82%

As of June 30, 2012 and December 31, 2011, investments with amortized cost of approximately $41.5 million and $48.5 million, respectively, have call options held by the issuer, of which approximately $14.0 million and $26.6 million, respectively, are or were callable within one year.

Sales of the Company’s investment securities available for sale are summarized as follows (in thousands):

	Three and Six Months Ended June 30,
	2012	2011

Sales proceeds	$5,387	$18,931

Gross realized gains	$542	$128
Gross realized losses	--	(567)
Net gains (losses) on sales of investment securities	$542	$(439)

4.         LOANS RECEIVABLE
The following tables present age analyses of loans, including both accruing and nonaccrual loans, as of the dates indicated (in thousands):

June 30, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$1,121	$4,866	$155,094	$161,081
Home equity and second mortgage	88	323	9,511	9,922
Multifamily residential	--	--	13,254	13,254
Commercial real estate	1,390	2,118	113,198	116,706
One- to four-family construction	--	--	2,631	2,631
Other construction and land	421	3,910	17,922	22,253
Commercial	3	380	17,148	17,531
Consumer	15	81	6,542	6,638
Total (1)	$3,038	$11,678	$335,300	$350,016

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$8,319	$5,604	$169,235	$183,158
Home equity and second mortgage	126	437	11,939	12,502
Multifamily residential	31	--	20,445	20,476
Commercial real estate	1,371	4,752	89,797	95,920
One- to four-family construction	--	--	2,391	2,391
Other construction and land	191	1,344	21,908	23,443
Commercial	--	388	7,215	7,603
Consumer	23	5	7,987	8,015
Total (1)	$10,061	$12,530	$330,917	$353,508

(1)	Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan and lease losses.

There was one loan over 90 days past due and still accruing at December 31, 2011 totaling $388,000 and no such loans at June 30, 2012.  Restructured loans totaled $11.0 million and $13.9 million as of June 30, 2012 and December 31, 2011, respectively, with $5.1 million and $8.7 million of such restructured loans on nonaccrual status at June 30, 2012 and December 31, 2011, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

June 30, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$432	$4,866	$1,741	$7,039
Home equity and second mortgage	41	323	224	588
Multifamily residential	--	--	279	279
Commercial real estate	1,389	2,118	4,920	8,427
Other construction and land	421	3,910	794	5,125
Commercial	3	380	19	402
Consumer	--	81	2	83
Total	$2,286	$11,678	$7,979	$21,943

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,870	$5,604	$4,262	$11,736
Home equity and second mortgage	57	437	270	764
Multifamily residential	--	--	4,645	4,645
Commercial real estate	203	4,752	8,283	13,238
Other construction and land	164	1,344	1,893	3,401
Commercial	--	--	72	72
Consumer	--	5	93	98
Total	$2,294	$12,142	$19,518	$33,954

The following tables summarize information pertaining to impaired loans as of June 30, 2012 and December 31, 2011 and for three and six month periods ended June 30, 2012 and 2011 (in thousands):

	June 30, 2012			For the Three and Six Months Ended June 30, 2012
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
				(Three Months)	(Six Months)	(Three Months)	(Six Months)
Impaired loans with a valuation allowance:
One- to four-family residential	$1,686	$1,482	$204	$2,797	$2,769	$6	$--
Home equity and second mortgage	157	20	137	20	22	--	--
Multifamily residential	--	--	--	--	752	--	--
Commercial real estate	4,313	3,429	884	2,791	2,668	17	40
Other construction and land	2,097	1,774	323	1,958	1,520	--	9
Commercial	--	--	--	--	--	--	--
Consumer	--	--	--	--	8	--	--
	8,253	6,705	1,548	7,566	7,739	23	49

Impaired loans without a valuation allowance:
One- to four-family residential	6,467	6,467	--	6,248	7,520	24	52
Home equity and second mortgage	449	449	--	479	560	1	5
Multifamily residential	279	279	--	2,026	3,076	3	7
Commercial real estate	5,379	5,379	--	6,320	7,192	31	84
Other construction and land	6,520	6,520	--	4,121	3,667	22	89
Commercial	402	402	--	443	319	--	--
Consumer	91	91	--	73	65	--	1
	19,587	19,587	--	19,710	22,399	81	238
Total impaired loans	$27,840	$26,292	$1,548	$27,276	$30,138	$104	$287

Interest based on original terms						$430	$856

Interest income recognized on a cash basis on impaired loans						$107	$203

	December 31, 2011			For the Three and Six Months Ended June 30, 2011
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
				(Three Months)	(Six Months)	(Three Months)	(Six Months)
Impaired loans with a valuation allowance:
One- to four-family residential	$3,019	$2,714	$305	$4,478	$4,013	$5	$20
Home equity and second mortgage	108	27	81	155	217	1	3
Multifamily residential	2,958	2,255	703	4,997	5,073	--	--
Commercial real estate	4,301	2,422	1,879	1,542	2,341	--	13
One- to four-family construction	--	--	--	--	3	--	--
Other construction and land	925	645	280	4,214	4,003	1	12
Commercial	--	--	--	107	180	--	--
Consumer	70	25	45	10	16	--	1
	11,381	8,088	3,293	15,503	15,846	7	49

Impaired loans without a valuation allowance:
One- to four-family residential	10,066	10,066	--	18,153	19,398	82	158
Home equity and second mortgage	723	723	--	932	903	19	36
Multifamily residential	5,175	5,175	--	4,130	3,967	45	85
Commercial real estate	8,937	8,937	--	12,735	10,757	62	137
One- to four-family construction	--	--	--	--	--	--	--
Other construction and land	2,758	2,758	--	2,740	3,300	13	30
Commercial	72	72	--	431	407	1	3
Consumer	49	49	--	91	93	1	3
	$27,780	$27,780	$--	39,212	38,825	223	452
Total impaired loans	$39,161	$35,868	$3,293	$54,715	$54,671	$230	$501

Interest based on original terms						$864	$1,675

Interest income recognized on a cash basis on impaired loans						$143	$269

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

Pass (Grades 1 to 5). Loans rated as pass generally meet or exceed normal credit standards and are rated on a scale from 1 to 5, with 1 being the highest quality loan and 5 being a pass/watch loan.  Factors influencing the level of pass grade include repayment source and strength, collateral, borrower cash flows, existence of and strength of guarantors, industry/business sector, financial trends, performance history, etc.

Special Mention (Grade 6). Loans rated as special mention, while still adequately protected by the borrower’s repayment capability, exhibit distinct weakening trends. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management’s close attention so as to avoid becoming adversely classified credits.

Substandard (Grade 7). Loans rated as substandard are inadequately protected by the current sound net worth and paying capacity of the borrower or the collateral pledged, if any. These assets must have a well-defined weakness based on objective evidence and be characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful (Grade 8). Loans rated as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss (Grade 9). Loans rated as a loss are considered uncollectible and of such little value that continuance as an asset is not warranted. A loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off or reserving all or a portion of the asset, even though partial recovery may be effected in the future.

Based on analyses performed at June 30, 2012 and December 31, 2011, the risk categories of loans are as follows:

	June 30, 2012
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$16,163	$10,764	$12,454	$121,700	$161,081
Home equity and second mortgage	406	182	1,043	8,291	9,922
Multifamily residential	7,203	4,495	1,460	96	13,254
Commercial real estate	92,695	10,134	11,969	1,908	116,706
One- to four-family construction	1,477	690	250	214	2,631
Other construction and land	6,853	1,078	10,241	4,081	22,253
Commercial	16,415	346	511	259	17,531
Consumer	63	--	114	6,461	6,638
Total (1)	$141,275	$27,689	$38,042	$143,010	$350,016

	December 31, 2011
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$24,300	$13,888	$27,877	$117,093	$183,158
Home equity and second mortgage	558	487	1,569	9,888	12,502
Multifamily residential	4,736	6,655	6,203	2,882	20,476
Commercial real estate	55,997	9,174	29,020	1,729	95,920
One- to four-family construction	--	--	1,463	928	2,391
Other construction and land	9,508	2,908	8,696	2,331	23,443
Commercial	5,579	1,105	521	398	7,603
Consumer	626	13	191	7,185	8,015
Total (1)	$101,304	$34,230	$75,540	$142,434	$353,508

(1)	Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan and lease losses.

As of June 30, 2012, the Bank had one loan with $192,000 of the balance considered doubtful and no loans categorized as subprime. As of December 31, 2011, the Bank did not have any loans categorized as subprime or classified as doubtful.

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

The following table summarizes TDRs as of June 30, 2012 and December 31, 2011: (dollars in thousands)
June 30, 2012	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	11	$1,114	7	$661	18	$1,775
Home equity and second mortgage	1	19	3	75	4	94
Commercial real estate	1	1,265	3	2,757	4	4,022
Other construction and land	1	3,491	6	1,628	7	5,119
Consumer	4	8	--	--	4	8

Total	18	$5,897	19	$5,121	37	$11,018

December 31, 2011	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	15	$1,349	11	$1,134	26	$2,483
Home equity and second mortgage	3	68	4	133	7	201
Multifamily residential	1	3,488	1	1,399	2	4,887
Commercial real estate	--	--	6	4,759	6	4,759
Other construction and land	5	282	4	1,242	9	1,524
Consumer	7	20	--	--	7	20

Total	31	$5,207	26	$8,667	57	$13,874

During the three and six months ended June 30, 2012, the Bank did not restructure any loans receivable that were TDRs. The Bank had no loans receivable for which a payment default occurred during the three and six months ended June 30, 2012 and that had been modified as a TDR within 12 months or less of the payment default.  A payment default is defined as a payment received more than 90 days after its due date.

5.         ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES
The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment (in thousands):

	One- to four-family residential	Home equity and second mortgage	Multifamily residential	Commercial real estate	One- to four-family construction	Other construction and land	Commercial	Consumer	Total
Three Months Ended June 30, 2012
ALLL:
Balance, beginning of period:	$5,873	$574	1,398	6,230	$69	3,547	$491	$158	18,340
Provision charged to expense	771	(15)	(512)	1,939	28	(2,034)	(201)	30	6
Losses charged off	(606)	(11)	--	(505)	--	(37)	--	(50)	(1,209)
Recoveries	8	39	--	24	--	11	23	22	127
Balance, end of period	$6,046	$587	$886	7,688	$97	$1,487	$313	$160	17,264

Six Months Ended June 30, 2012
ALLL:
Balance, beginning of year:	$6,306	$693	2,654	7,316	$84	2,567	$972	$226	20,818
Provision charged to expense	661	(39)	(788)	2,589	13	(1,760)	(688)	34	22
Losses charged off	(941)	(112)	(997)	(2,241)	--	(37)	--	(145)	(4,473)
Recoveries	20	45	17	24	--	717	29	45	897
Balance, end of period	$6,046	$587	$886	7,688	$97	$1,487	$313	$160	17,264
Ending balance: individually evaluated for impairment	$204	$137	$--	$884	$--	$323	$--	$--	1,548
Ending balance: collectively evaluated for impairment	$5,842	$450	$886	$6,804	$97	$1,164	$313	$160	15,716
Loan balances:
Ending balance	$161,081	$9,922	$13,254	$116,706	$2,631	$22,253	$17,531	6,638	350,016
Ending balance: individually evaluated for impairment	$4,142	$269	$279	$9,143	$--	$7,698	$402	$2	21,935
Ending balance: collectively evaluated for impairment	$156,939	$9,653	$12,975	$107,563	$2,631	$14,555	17,129	6,636	328,081

Impairment is measured on a loan by loan basis for loans where the aggregate relationship balance exceeds $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Impaired loans under this threshold are aggregated and impairment measured on a collective basis.

Year Ended December 31, 2011	One- to four-family residential	Home equity and second mortgage	Multifamily residential	Commercial real estate	One- to four-family construction	Other construction and land	Commercial	Consumer	Total
ALLL:
Balance, beginning of year:	$5,440	$1,275	$6,581	$9,491	$81	$4,035	$3,543	$638	$31,084
Provision charged to expense	3,993	(160)	(1,132)	189	31	204	(2,139)	(127)	859
Losses charged off	(3,177)	(486)	(2,795)	(2,375)	(28)	(2,190)	(517)	(409)	(11,977)
Recoveries	50	64	--	11	--	68	85	124	852
Balance, end of year	$6,306	$693	$2,654	$7,316	$84	$2,567	$972	$226	$20,818
Ending balance: individually evaluated for impairment	$305	$81	$703	$1,879	$--	$280	$--	$45	$3,293
Ending balance: collectively evaluated for impairment	$6,001	$612	$1,951	$5,437	$84	$2,287	$972	$181	$17,525
Loan balances:
Ending balance	$183,158	$12,502	$20,476	$95,920	$2,391	$23,443	$7,603	$8,015	$353,508
Ending balance: individually evaluated for impairment	$13,085	$831	$8,133	$13,238	$--	$3,683	$72	$119	$39,161
Ending balance: collectively evaluated for impairment	$170,073	$11,671	$12,343	$82,682	$2,391	$19,760	$7,531	$7,896	$314,347

The Bank does not have any loans acquired with deteriorated credit quality.

A summary of the activity in the allowances for loan and lease losses and real estate losses is as follows for the three and six months ended June 30 (in thousands):
	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Loans and Leases	Real Estate	Loans and Leases	Real Estate

Balance—beginning of year	$18,340	$20,501	$29,113	$8,853

Provisions for estimated losses	6	280	631	1,355
Recoveries	127	--	98	--
Losses charged off	(1,209)	(1,132)	(244)	(574)

Balance—end of period	$17,264	$19,649	$29,598	$9,634

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Loans and Leases	Real Estate	Loans and Leases	Real Estate

Balance—beginning of period	$20,818	$20,934	$31,084	$7,841

Provisions for estimated losses	22	308	791	2,999
Recoveries	897	--	627	--
Losses charged off	(4,473)	(1,593)	(2,904)	(1,206)

Balance—end of period	$17,264	$19,649	$29,598	$9,634

6.         STOCK BASED COMPENSATION

2011 Omnibus Incentive Plan—The 2011 Omnibus Incentive Plan (the “2011 Plan”) became effective May 3, 2011, after approval by the Company’s stockholders on April 29, 2011.   The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that link the personal interests of participants to those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 1,930,269 shares of Company stock. Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan.  Each award under the 2011 Plan is governed by the terms of the individual award agreement, which shall specify pricing, term, vesting, and other pertinent provisions. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, generally vest based on five years of continuous service and have seven year contractual terms.  Compensation expense attributable to awards made under the 2011 Plan for the six months ended June 30, 2012 totaled approximately $79,000.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise, employee termination, and expected term of the options within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The fair values of stock options granted during the six months ended June 30, 2012 and the year ended December 31, 2011 were estimated based on the following average assumptions:

	2012	2011
Expected Term (years)	7	7
Annual Dividend Rate	0.00%	0.00%
Risk Free Interest Rate	1.58%	1.74%
Volatility	52.92%	50.77%
Expected forfeiture rate	4.00%	4.00%

A summary of the activity in the Company’s 2011 Plan for the six months ended June 30, 2012, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2012	236,000	$6.23
Granted	20,000	$6.71
Forfeited	(52,500)	$6.57

Outstanding—June 30, 2012	203,500	$6.20

The weighted average remaining contractual life of the outstanding options was 6.20 years and the aggregate intrinsic value of the options was approximately $388,000 at June 30, 2012. The weighted-average grant-date fair value of options granted during 2012 was $3.64.  None of the outstanding options are vested.

As of June 30, 2012, there was $569,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements under the 2011 Plan.  The cost is expected to be recognized over a weighted-average period of 4.2 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	19,302,603	11,034,208	19,302,603	6,029,586
Effect of dilutive securities	1,250,118	567,949	1,137,339	296,458
Diluted weighted average shares outstanding	20,552,721	11,602,157	20,439,942	6,326,044

8.         FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurement, provides a framework for measuring fair value and defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2012 and December 31, 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, London Interbank Offered Rate (“LIBOR”) yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government sponsored agency securities, corporate debt securities, and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended June 30, 2012 or December 31, 2011.

The following table presents major categories of assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Available for sale investment securities:
Municipal securities	$42,930	$--	$42,930	$--
Corporate debt securities	6,907	--	6,907	--
U.S. Government sponsored agency securities	6,002	--	6,002	--
Total	$55,839	$--	$55,839	$--

December 31, 2011
Available for sale investment securities:
Municipal securities	$36,613	$--	$36,613	$--
Corporate debt securities	5,810	--	5,810	--
U.S. Government sponsored agency securities	19,654	--	19,654	--
Total	$62,077	$--	$62,077	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the note.  Substantially all of the Bank’s impaired loans at June 30, 2012 and December 31, 2011 are secured by real estate.  Impaired loan relationships over $250,000 are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated primarily through current appraisals or internal valuations.  Appraisals are obtained from licensed third party appraisers and reviewed by a licensed review appraiser employed by the Bank.  Internal valuations are prepared by Bank personnel and reviewed by the Bank’s review appraiser.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   Fair value adjustments are made by charge-offs to the allowance for loan and lease losses.

Real Estate Owned, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, internal valuations, real estate brokers’ opinions or listing prices. Appraisals are obtained from licensed third party appraisers, generally on an annual basis, and reviewed by a licensed review appraiser employed by the Bank.  Internal valuations are prepared by Bank personnel and reviewed by the review appraiser.  Fair values of REO are influenced by management’s marketing strategy, including whether the Bank is willing to hold any given property for the marketing period assumed in the appraisal.  The Bank is currently aggressively marketing certain properties, and as a result, may discount appraised values to account for shorter marketing times. As estimated fair values may be adjusted by management to reflect current economic and market conditions, such fair values are classified as Level 3.  Fair value adjustments are recorded in earnings during the period such adjustments are made.   REO loss provisions recorded during the six months ended June 30, 2012 and 2011 were $308,000 and $3.0 million, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the six months ended June 30, 2012 and 2011 (in thousands).  The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Impaired loans	$17,580	$--	$--	$17,580
REO, net	6,136	--	--	6,136

June 30, 2011
Impaired loans	$23,932	$--	$--	$23,932
REO, net	22,669	--	--	22,669

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$64,940	$64,940	$79,799	$79,799
Level 2 inputs:
Interest-bearing time deposits in banks	27,111	27,924	27,113	27,572
Federal Home Loan Bank stock	578	578	576	576
Loans held for sale	4,417	4,417	3,339	3,339
Cash surrender value of life insurance	22,600	22,600	22,213	22,213
Accrued interest receivable	1,559	1,559	1,516	1,516
Level 3 inputs:
Loans receivable—net	331,354	344,430	331,453	333,006

FINANCIAL LIABILITIES:
Level 2 inputs:
Checking, money market and savings accounts	207,688	207,688	207,015	207,015
Other borrowings	4,323	4,447	6,679	6,889
Accrued interest payable	33	33	54	54
Advance payments by borrowers for taxes and insurance	385	385	816	816
Level 3 inputs:
Certificates of deposit	270,535	274,697	291,566	293,198

For cash and cash equivalents, the carrying amount approximates fair value (level 1).  For Federal Home Loan Bank stock, loans held for sale, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to Federal Home Loan Bank stock, the ability to sell the stock back to the Federal Home Loan Bank at cost (level 2).  Interest-bearing time deposits in banks were valued using discounted cash flows based on current rates for similar types of deposits (level 2). Fair values of impaired loans are estimated as described in Note 8.  Non-impaired loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans (level 3).

The fair value of checking accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date (level 2). The fair value of fixed-maturity certificates of deposit is estimated using the discount rates currently offered by the Bank for deposits of similar terms (level 3).  The fair value of Federal Home Loan Bank advances is estimated using the rates for advances of similar remaining maturities at the reporting date (level 2). For advance payments by borrowers for taxes and insurance and for accrued interest payable the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments (level 2).

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.       REGULATORY MATTERS
The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), as successor to the Office of Thrift Supervision (“OTS”) (see discussion below regarding “Regulatory Changes”). Failure to meet minimum capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined).   Tier 1 (core) capital includes common stockholders’ equity less certain other deductions.  Total capital includes Tier 1 capital plus the allowance for loan and lease losses, subject to limitations.

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

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Categorized as Adequately Capitalized Under Prompt Corrective Action Provisions		Required Per Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of June 30, 2012:

Tangible Capital to Tangible Assets	$67,234	12.12%	$8,320	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	67,234	12.12%	22,188	4.00%	$22,188	4.00%	$44,375	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	71,901	19.93%	28,862	8.00%	28,862	8.00%	43,293	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	67,234	18.64%	N/A	N/A	14,431	4.00%	N/A		N/A

As of December 31, 2011:

Tangible Capital to Tangible Assets	$64,839	11.22%	$8,666	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	64,839	11.22%	23,111	4.00%	$23,111	4.00%	$46,221	(1)	8.00	%(1)

Total Capital to Risk-Weighted Assets	69,466	19.62%	28,319	8.00%	28,319	8.00%	42,479	(1)	12.00	%(1)

Tier I Capital to Risk-Weighted Assets	64,839	18.32%	N/A	N/A	14,160	4.00%	N/A		N/A

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

The Bank is a federally chartered stock savings and loan association that was formed in 1934.  As of June 30, 2012, the Bank conducted business from its main office and fourteen full-service branch offices located in a six county area in Arkansas comprised of Benton and Washington counties in Northwest Arkansas; Carroll, Boone, Marion and Baxter counties in North-central Arkansas; and  a loan production office opened in June 2011 located in Little Rock, Arkansas. The Company also has executive offices at the Bank’s home office and in Little Rock, Arkansas.  In February 2012, the Bank closed three full service branches in Northwest Arkansas. Customers from closed branch locations are being serviced by other Bank branch locations in the area.  As a result, these branch closings are not reported as discontinued operations. The Bank’s primary focus will continue in this six county area as well as the Little Rock and Central Arkansas area. Other markets will also be considered that present opportunities for profitable growth.

The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including noninterest-bearing and interest-bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts. Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. However, the Bank is currently subject to lending restrictions as a result of the provisions of the Bank Order.  Other financial services include automated teller machines; 24-hour telephone banking; online banking, including account access, e-statements, and bill payment; mobile banking; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

The Company’s net income was $709,000 for the three months ended June 30, 2012, compared to a net loss of $2.2 million for the three months ended June 30, 2011, and $901,000 for the six months ended June 30, 2012, compared to a net loss of $3.7 million for the same period in 2011.  The primary reason for the increase in net income was an increase in the net gains on sales of investment securities of $1.0 million for the three and six month comparative periods and a decrease in net REO expenses of $1.9 million and $3.9 million for the three and six month comparative periods.  In December 2011, the Bank posted write-downs of REO of $11.3 million.  This was a result of management’s evaluation of the overall REO portfolio and based on the decision to more aggressively market certain properties.  A consequence of this write-down was a reduction in the loss provision on REO for the six months ending June 30, 2012, as minimal additional changes to REO values since year end were necessary. The Company’s ability to generate net income has been adversely affected primarily by the Company’s level of nonperforming loans and REO.

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

RECENT DEVELOPMENTS

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve issued proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC subsequently issued these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011. The proposed rules are subject to a comment period running through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect. Currently, the Bank is under a Bank Order which specifically requires the Bank to maintain a Tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12.0% and maintain these higher ratios for as long as the Bank Order is in effect.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, the following estimates, due to the judgments, estimates and assumptions inherent in those policies, are critical to preparation of our financial statements:

•	Determination of our allowance for loan and lease losses (“ALLL”)
•	Valuation of real estate owned
•	Valuation of investment securities
•	Valuation of our deferred tax assets

These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of this Management’s Discussion and Analysis and in the Notes to the Condensed Consolidated Financial Statements included herein.  We believe that the judgments, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our condensed consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

In estimating the amount of credit losses inherent in the loan portfolio, various judgments and assumptions are made.  For example, when assessing the overall economic environment, assumptions are made regarding market conditions and their impact on the loan portfolio.  In the event the economy were to sustain a prolonged downturn, the loss factors applied to the portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan and lease losses. For impaired loans that are collateral dependent and for real estate owned, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

The Bank has classified all of its investment securities as available for sale. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income taxes, and are reported as a separate component of stockholders’ equity with any related changes included in accumulated other comprehensive income (loss).  The Company utilizes independent third parties as its principal sources for determining fair value of its investment securities that are measured on a recurring basis. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs.  The fair values of the Company’s investment securities traded in both active and inactive markets can be volatile and may be influenced by a number of factors including market interest rates, prepayment speeds, discount rates, credit quality of the issuer, general market conditions including market liquidity conditions and other factors. Factors and conditions are constantly changing and fair values could be subject to material variations that may significantly impact the Company’s financial condition, results of operations and liquidity.

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

ANALYSIS OF RESULTS OF OPERATIONS

The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  Net interest income is affected by the level of nonperforming assets as they provide no interest earnings to the Bank.  The Company's results of operations are also affected by the provision for loan and lease losses and the level of its noninterest income and expenses.  Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, loan fee income, and earnings on life insurance policies. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, real estate owned expense, and other operating expense.

Interest Income and Interest Expense

Interest Income.  The decreases in interest income in the three and six month comparative periods ending June 30, 2012 and 2011 were primarily related to decreases in the average balances of and yields earned on loans receivable and investment securities.  The average balance of loans receivable decreased due to repayments, maturities and charge-offs or transfers to real estate owned.  The average balance of investment securities decreased due to sales and calls of investment securities.

Interest Expense.   The decrease in interest expense in the three and six month comparative periods ending June 30, 2012 and 2011 was primarily due to decreases in the average balances of deposits and borrowings as well as a decrease in average rates paid on deposits. The decrease in the average rates paid on deposit accounts reflects decreases in market interest rates.

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

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$350,249	$4,422	5.08%	$380,563	$5,108	5.37%
Investment securities(2)	59,143	403	2.74	70,956	708	3.99
Other interest-earning assets	90,181	152	0.67	77,457	70	0.36
Total interest-earning assets	499,573	4,977	4.01	528,976	5,886	4.45
Noninterest-earning assets	61,258			73,464
Total assets	$560,831			$602,440
Interest-bearing liabilities:
Deposits	$481,077	1,097	0.92	$521,629	1,639	1.26
Other borrowings	6,251	30	1.95	14,751	95	2.57
Total interest-bearing liabilities	487,328	1,127	0.93	536,380	1,734	1.29
Noninterest-bearing liabilities	3,750			4,382
Total liabilities	491,078			540,762
Stockholders' equity	69,753			61,678
Total liabilities and stockholders' equity	$560,831			$602,440

Net interest income		$3,850			$4,152
Net earning assets (interest-bearing liabilities)	$12,245			$(7,404)
Interest rate spread			3.08%			3.16%
Net interest margin			3.09%			3.14%
Ratio of interest-earning assets to Interest-bearing liabilities			102.51%			98.62%

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$354,574	$9,063	5.14%	390,169	$10,506	5.39%
Investment securities(2)	59,892	850	2.85	77,311	1,628	4.21
Other interest-earning assets	90,714	275	0.61	54,488	84	0.31
Total interest-earning assets	505,180	10,188	4.05	521,968	12,218	4.68
Noninterest-earning assets	60,420			74,507
Total assets	$565,600			596,475
Interest-bearing liabilities:
Deposits	$485,735	2,318	0.96	522,531	3,346	1.28
Other borrowings	6,407	63	1.98	20,296	207	2.04
Total interest-bearing liabilities	492,142	2,381	0.97	542,827	3,553	1.31
Noninterest-bearing liabilities	3,978			4,656
Total liabilities	496,120			547,483
Stockholders' equity	69,480			48,992
Total liabilities and stockholders' equity	$565,600			596,475

Net interest income		$7,807			$8,665
Net earning assets (interest-bearing liabilities)	$13,038			(20,859)
Interest rate spread			3.08%			3.37%
Net interest margin			3.10%			3.32%
Ratio of interest-earning assets to interest-bearing liabilities			102.65%			96.16%
(1)  Includes nonaccrual loans.
(2)  Includes FHLB of Dallas stock.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided regarding changes attributable to (i) changes in volume (changes in average volume multiplied by prior rate); (ii) changes in rate (change in rate multiplied by prior average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume); and (iv) the net change.

	Three Months Ended June 30,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(407)	$(303)	$24	$(686)
Investment securities	(118)	(224)	37	(305)
Other interest-earning assets	12	60	10	82
Total interest-earning assets	(513)	(467)	71	(909)

Interest expense:
Deposits	(127)	(450)	35	(542)
Other borrowings	(55)	(23)	13	(65)
Total interest-bearing liabilities	(182)	(473)	48	(607)
Net change in net interest income	$(331)	$6	$23	$(302)

	Six Months Ended June 30,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(958)	$(533)	$48	$(1,443)
Investment securities	(367)	(531)	120	(778)
Other interest-earning assets	57	80	54	191
Total interest-earning assets	(1,268)	(984)	222	(2,030)

Interest expense:
Deposits	(236)	(852)	60	(1,028)
Other borrowings	(142)	(7)	5	(144)
Total interest-bearing liabilities	(378)	(859)	65	(1,172)
Net change in net interest income	$(890)	$(125)	$157	$(858)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended June 30, 2012 and 2011 (dollars in thousands except share data).  Specific changes in certain line items are discussed following the table.

	Three Months Ended June 30,
	2012	2011	Dollar Change	Percentage Change
Interest income:
Loans receivable	$4,422	$5,108	$(686)	(13.4)%
Investment securities	403	708	(305)	(43.1)
Other	152	70	82	117.1
Total interest income	4,977	5,886	(909)	(15.4)
Interest expense:
Deposits	1,097	1,639	(542)	(33.1)
Other borrowings	30	95	(65)	(68.4)
Total interest expense	1,127	1,734	(607)	(35.0)
Net interest income before provision for loan losses	3,850	4,152	(302)	(7.3)
Provision for loan losses	6	631	(625)	(99.0)
Net interest income after provision for loan losses	3,844	3,521	323	9.2
Noninterest income:
Net gain (loss) on sale of investments	542	(439)	981	223.5
Deposit fee income	977	1,232	(255)	(20.7)
Earnings on life insurance	194	188	6	3.2
Gain on sale of loans	220	134	86	64.2
Other	73	142	(69)	(48.6)
Total noninterest income	2,006	1,257	749	59.6
Noninterest expenses:
Salaries and employee benefits	2,709	2,939	(230)	(7.8)
Net occupancy expense	619	613	6	1.0
Real estate owned, net	(258)	1,634	(1,892)	(115.8)
FDIC insurance premium	291	324	(33)	(10.2)
Supervisory assessments	75	95	(20)	(21.1)
Data processing	787	381	406	106.6
Professional fees	192	222	(30)	(13.5)
Advertising and public relations	69	63	6	9.5
Postage and supplies	160	122	38	31.1
Other	497	606	(109)	(18.0)
Total noninterest expenses	5,141	6,999	(1,858)	(26.5)
Income (loss) before income taxes	709	(2,221)	2,930	131.9
Income tax provision	--	--	--	--
Net income (loss)	$709	$(2,221)	$2,930	131.9
Preferred stock dividends, accretion of discount and gain on redemption of preferred stock	--	(10,724)	10,724	100.0
Net income available to common stockholders	$709	$8,503	$(7,794)	(91.7)%

Basic earnings per share	$0.04	$0.77	$(0.73)	(95.2)%
Diluted earnings per share	$0.03	$0.73	$(0.70)	(95.9)%

Interest rate spread	3.08%	3.16%
Net interest margin	3.09%	3.14%

Average full-time equivalents	197	226
Full service offices	15	18

The table below presents a comparison of results of operations for the six months ended June 30, 2012 and 2011 (dollars in thousands except share data).  Specific changes in certain line items are discussed following the table.

	Six Months Ended June 30,
	2012	2011	Dollar Change	Percentage Change
Interest income:
Loans receivable	$9,063	$10,506	$(1,443)	(13.7)%
Investment securities	850	1,628	(778)	(47.8)
Other	275	84	191	227.4
Total interest income	10,188	12,218	(2,030)	(16.6)
Interest expense:
Deposits	2,318	3,346	(1,028)	(30.7)
Other borrowings	63	207	(144)	(69.6)
Total interest expense	2,381	3,553	(1,172)	(33.0)
Net interest income before provision for loan losses	7,807	8,665	(858)	(9.9)
Provision for loan losses	22	791	(769)	(97.2)
Net interest income after provision for loan losses	7,785	7,874	(89)	(1.1)
Noninterest income:
Net gain (loss) on sale of investments	542	(439)	981	223.5
Deposit fee income	2,071	2,345	(274)	(11.7)
Earnings on life insurance	387	384	3	0.8
Gain on sale of loans	418	284	134	47.2
Other	274	264	10	3.8
Total noninterest income	3,692	2,838	854	30.1
Noninterest expenses:
Salaries and employee benefits	5,584	5,586	(2)	--
Net occupancy expense	1,309	1,248	61	4.9
Real estate owned, net	(292)	3,606	(3,898)	(108.1)
FDIC insurance premium	589	757	(168)	(22.2)
Supervisory assessments	150	189	(39)	(20.6)
Data processing	1,263	741	522	70.4
Professional fees	590	726	(136)	(18.7)
Advertising and public relations	139	121	18	14.9
Postage and supplies	292	266	26	9.8
Other	952	1,202	(250)	(20.8)
Total noninterest expenses	10,576	14,442	(3,866)	(26.8)
Income (loss) before income taxes	901	(3,730)	4,631	124.2
Income tax provision	--	--	--	--
Net income (loss)	$901	$(3,730)	$4,631	124.2
Preferred stock dividends,accretion of discount and gain on redemption of preferred stock	--	(10,500)	10,500	100.0
Net income available to common stockholders	$901	$6,770	$(5,869)	(86.7)%

Basic earnings per share	$0.05	$1.12	$(1.07)	(95.5)%
Diluted earnings per share	$0.04	$1.07	$(1.03)	(95.9)%

Interest rate spread	3.08%	3.37%
Net interest margin	3.10%	3.32%

Average full-time equivalents	200	228
Full service offices	15	18

Provision for Loan Losses
The provision for loan losses includes charges to maintain an ALLL at a level adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date.  The adequacy of the ALLL is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions, including unemployment, bankruptcy trends, vacancy rates, and the level and trend of home sales and prices.

The decrease in the provision for loan losses in the three and six month periods ended June 30, 2012 compared to the same periods in 2011 was primarily due to a decrease in the average loan balances and classified loans. The allowance as a percentage of loans receivable was 5.89% at December 31, 2011 compared to 4.93% at June 30, 2012.  The allowance as a percentage of classified loans was 27.77% at December 31, 2011 compared to 45.38% at June 30, 2012. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section.

Noninterest Income
The increase in noninterest income in the three and six month comparative periods ended June 30, 2012 and 2011 was primarily due to increases in gains on sales of investment securities and gains on sales of loans, offset by a decrease in deposit fee income.  The decrease in deposit fee income for the three and six month comparative periods was primarily due to a decrease in insufficient funds fee income resulting from a change in the posting sequence of transactions on checking accounts during the second quarter of 2012.

Noninterest Expense
Salaries and Employee Benefits.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Salaries	$2,144	$2,406	$(262)	$4,383	$4,538	$(155)
Payroll taxes	191	210	(19)	453	405	48
Insurance	118	137	(19)	239	275	(36)
Defined benefit plan contribution	172	143	29	344	285	59
Stock compensation	37	--	37	79	--	79
Other	47	43	4	86	83	3
Total	$2,709	$2,939	$(230)	$5,584	$5,586	$(2)

Salaries for the three and six month periods ended June 30, 2012, are down compared to the same periods in 2011, primarily attributable to severance expenses related to a reduction in force recorded in the quarter ended June 30, 2011.  The decrease for the six month comparison period was partially offset by an increase in salaries and employee benefits related to hiring key members of management with experience in the lending area as well as adding additional experienced commercial loan officers.

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

Real estate owned, net.  The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Loss provisions	$280	$1,355	$(1,075)	$308	$2,999	$(2,691)
Net (gain) loss on sales	(726)	75	(801)	(792)	188	(980)
Rental income	(151)	(69)	(82)	(410)	(134)	(276)
Taxes and insurance	132	105	27	295	261	34
Other	207	168	39	307	292	15
Total	$(258)	$1,634	$(1,892)	$(292)	$3,606	$(3,898)

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

The increase in the net gain on sales of REO properties for the three and six months ended June 30, 2012 compared to the same periods in 2011, was primarily related to the sale of 45 single-family residential properties with a total gain of $636,000 located in the Northwest Arkansas region. These properties were transferred to REO in December 2011 and valued based on updated appraisals. These properties were not additionally written down as part of the comprehensive review of REO in December as the Bank had received current appraisals and the properties were transferred to REO at the end of December.

Real estate owned expenses such as taxes, insurance and maintenance are expected to remain elevated for the foreseeable future.  Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

Data Processing.  The increase in data processing expense for the three and six month comparative periods was primarily related to one-time costs of approximately $550,000 for the six months ended June 30, 2012 as a result of the Bank’s conversion of its operational software during the second quarter of 2012.

FDIC Insurance Premium.  The decrease in the Bank’s FDIC insurance premiums for the three and six month comparative periods was due to the FDIC’s change in the deposit insurance assessment base and its change in the rate schedule effective April 1, 2011.  The base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.  The FDIC also adopted a new rate schedule and suspended dividends indefinitely.  In lieu of dividends, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent and 2.5 percent.

Other Expenses.  The decrease in other expenses for the three and six month comparative periods was primarily due to a decrease in loan-related collection expenses due to a decrease in nonperforming assets.

Income Taxes.  The Company had no taxable income in 2012 or 2011 and recorded a valuation allowance for the full amount of its net deferred tax asset as of June 30, 2012 and December 31, 2011, respectively.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Changes in financial condition between June 30, 2012 and December 31, 2011 are presented in the following table (dollars in thousands except share data).  Material changes between periods are discussed in the sections that follow the table.

	June 30, 2012	December 31, 2011	Increase (Decrease)	Percentage Change
ASSETS
Cash and cash equivalents	$64,940	$79,799	$(14,859)	(18.6)%
Interest-bearing time deposits in banks	27,111	27,113	(2)	--
Investment securities available for sale	55,839	62,077	(6,238)	(10.0)
Federal Home Loan Bank stock	578	576	2	0.3
Loans receivable, net	331,354	331,453	(99)	--
Loans held for sale	4,417	3,339	1,078	32.3
Accrued interest receivable	1,559	1,516	43	2.8
Real estate owned, net	25,168	28,113	(2,945)	(10.5)
Office properties and equipment, net	20,666	21,441	(775)	(3.6)
Cash surrender value of life insurance	22,600	22,213	387	1.7
Prepaid expenses and other assets	1,089	1,406	(317)	(22.5)

TOTAL	$555,321	$579,046	$(23,725)	(4.1)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$478,223	$498,581	$(20,358)	(4.1)
Other borrowings	4,323	6,679	(2,356)	(35.3)
Advance payments by borrowers for taxes and insurance	385	816	(431)	(52.8)
Other liabilities	2,801	4,077	(1,276)	(31.3)

Total liabilities	485,732	510,153	(24,421)	(4.8)

STOCKHOLDERS' EQUITY	69,589	68,893	696	1.0

TOTAL	$555,321	$579,046	$(23,725)	(4.1)%

BOOK VALUE PER COMMON SHARE	$3.61	$3.57

COMMON EQUITY TO ASSETS	12.5%	11.9%

COMMON SHARES OUTSTANDING	19,302,603	19,302,603

Loans Receivable.  Changes in loan composition between June 30, 2012 and December 31, 2011 are presented in the following table (dollars in thousands).

	June 30, 2012	December 31, 2011	Increase (Decrease)	% Change

One- to four-family residential	$161,081	$183,158	$(22,077)	(12.1)%
Home equity and second mortgage	9,922	12,502	(2,580)	(20.6)
Multifamily	13,254	20,476	(7,222)	(35.3)
Commercial real estate	116,706	95,920	20,786	21.7
One- to four-family residential construction	2,631	2,391	240	10.0
Other construction and land	22,253	23,443	(1,190)	(5.1)
Total mortgage loans	325,847	337,890	(12,043)	(3.6)

Commercial	17,531	7,603	9,928	130.6

Automobile	2,168	2,536	(368)	(14.5)
Other	4,470	5,479	(1,009)	(18.4)
Total consumer	6,638	8,015	(1,377)	(17.2)

Total loans receivable	350,016	353,508	(3,492)	(1.0)
Undisbursed loan funds	(1,157)	(822)	(335)	40.8
Unearned discounts and net deferred loan costs (fees)	(241)	(415)	174	(41.9)
Allowance for loan and lease losses	(17,264)	(20,818)	3,554	(17.1)

Loans receivable, net	$331,354	$331,453	$(99)	--%

The decrease in the Bank’s overall loan portfolio was primarily due to repayments and transfers of nonperforming loans to REO, partially offset by loan originations. The increases in commercial real estate loans and commercial loans were primarily attributable to loan originations in the first six months of 2012 with committed principal balances totaling $31.1 million and $14.1 million, respectively.  The outstanding principal balances of commercial real estate loans and commercial loans originated in 2012 as of June 30, 2012 were $30.3 million and $9.2 million, respectively.

Asset Quality.  The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated.

	June 30, 2012		December 31, 2011		Increase
	Net (2)	% Assets	Net (2)	% Assets	(Decrease)
Nonaccrual Loans:
One- to four-family residential	$7,039	1.27%	$11,736	2.03%	$(4,697)
Home equity and second mortgage	588	0.11%	764	0.13%	(176)
Multifamily residential	279	0.05%	4,645	0.80%	(4,366)
Commercial real estate	8,427	1.52%	13,238	2.29%	(4,811)
Other construction and land	5,125	0.92%	3,401	0.59%	1,724
Commercial	402	0.07%	72	0.01%	330
Consumer	83	0.01%	98	0.01%	(15)

Total nonaccrual loans	21,943	3.95%	33,954	5.86%	(12,011)

Accruing loans 90 days or more past due	--	--	388	0.07%	(388)

Real estate owned	25,168	4.53%	28,113	4.86%	(2,945)

Total nonperforming assets	47,111	8.48%	62,455	10.79%	(15,344)
Performing restructured loans	5,897	1.06%	5,207	0.90%	690

Total nonperforming assets and performing restructured loans (1)	$53,008	9.54%	$67,662	11.69%	$(14,654)

(1)	The table does not include substandard loans which were judged not to be impaired totaling $10.2 million and $36.1 million at June 30, 2012 and December 31, 2011, respectively.
(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

The decrease in nonaccrual loans from $34.0 million at December 31, 2011 to $21.9 million at June 30, 2012 was primarily related to decreases in single family residential loans, multifamily residential loans and commercial real estate loans. The decrease in nonaccrual multifamily residential loans was primarily due to two loans that were settled during the first quarter totaling $4.4 million. The decrease in nonaccrual commercial real estate loans was primarily related to one loan of $3.5 million that was transferred to REO in the first quarter of 2012.  At June 30, 2012, there were 119 loans on nonaccrual status, compared to 158 loans at December 31, 2011.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	June 30, 2012		December 31, 2011		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$4,390	20.0%	$7,118	21.0%	$(2,728)	(1.0)%
Over 90 days past due	7,699	35.1	5,106	15.0	2,593	20.1
30-89 days past due	1,875	8.5	1,560	4.6	315	3.9
Not past due	7,979	36.4	20,170	59.4	(12,191)	(23.0)
	$21,943	100.0%	$33,954	100.0%	$(12,011)	--

The table below reflects the payment terms for nonaccrual loans that were not past due as of the periods indicated (dollars in thousands):

	June 30, 2012		December 31, 2011		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Principal and interest	$7,979	100.0%	$14,635	72.6%	$(6,656)	27.4%
Interest only	--	--	4,473	22.2	(4,473)	(22.2)
Term due	--	--	1,062	5.2	(1,062)	(5.2)
	$7,979	100.0%	$20,170	100.0%	$(12,191)	--

Nonaccrual loans by category and region at June 30, 2012 and December 31, 2011 are listed in the table below (dollars in thousands). The Northwest Arkansas region is comprised of Benton and Washington counties and the North Arkansas Region is comprised of Carroll, Boone, Marion and Baxter counties.

	Northwest Arkansas Region		North Arkansas Region		Total
June 30, 2012	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

One- to four-family residential	$5,877	26.8%	$1,162	5.3%	$7,039	32.1%
Home equity	475	2.2	113	0.5	588	2.7
Multifamily residential	279	1.3	--	--	279	1.3
Commercial real estate	7,498	34.2	929	4.2	8,427	38.4
Other construction and land	4,814	21.9	311	1.4	5,125	23.3
Commercial	402	1.8	--	--	402	1.8
Consumer	3	--	80	0.4	83	0.4
	$19,348	88.2%	$2,595	11.8%	$21,943	100.0%

	Northwest Arkansas Region		North Arkansas Region		Total
December 31, 2011	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

One- to four-family residential	$8,685	25.6%	$3,051	9.0%	$11,736	34.6%
Home equity	550	1.6	214	0.6	764	2.2
Multifamily residential	4,645	13.7	--	--	4,645	13.7
Commercial real estate	13,021	38.3	217	0.6	13,238	38.9
Other construction and land	3,382	9.9	19	0.1	3,401	10.0
Commercial	--	--	72	0.2	72	0.2
Consumer	88	0.3	10	0.1	98	0.4
	$30,371	89.4%	$3,583	10.6%	$33,954	100.0%

The following table presents nonaccrual loan activity for the six months ended June 30, 2012 (in thousands):

Six Months Ended June 30, 2012

Balance of nonaccrual loans—January 1, 2012	$33,954
Loans added to nonaccrual status	7,717
Net cash payments	(5,948)
Loans returned to accrual status	(4,801)
Charge-offs to the ALLL	(3,478)
Transfers to REO	(5,501)

Balance of nonaccrual loans—June 30, 2012	$21,943

Real Estate Owned.  The following table sets forth the amounts and categories of the Bank’s real estate owned by region at June 30, 2012 and December 31, 2011 (dollars in thousands).

	Northwest Arkansas Region		North Arkansas Region		Total
June 30, 2012	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

One- to four-family residential	$4,586	18.2%	$2,193	8.7%	$6,779	26.9%
Multifamily residential	704	2.8	--	--	704	2.8
Developed lots	3,837	15.3	29	0.1	3,866	15.4
Raw land	5,018	19.9	34	0.2	5,052	20.1
Commercial real estate	6,375	25.3	2,392	9.5	8,767	34.8
	$20,520	81.5%	$4,648	18.5%	$25,168	100.0%

	Northwest Arkansas Region		North Arkansas Region		Total
December 31, 2011	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

One- to four-family residential	$7,337	26.1%	$2,234	7.9%	$9,571	34.0%
Speculative construction	160	0.6	--	--	160	0.6
Multifamily residential	718	2.6	--	--	718	2.6
Developed lots	4,835	17.2	23	0.1	4,858	17.3
Raw land	5,240	18.6	261	0.9	5,501	19.5
Commercial real estate	4,703	16.7	2,602	9.3	7,305	26.0
	$22,993	81.8%	$5,120	18.2%	$28,113	100.0%

Changes in the composition of real estate owned between June 30, 2012 and December 31, 2011 are presented in the following table (dollars in thousands).

	December 31, 2011	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	June 30, 2012
One- to four-family residential	$9,571	$2,797	$(74)	$(6,153)	$638	$6,779
Speculative one- to four-family	160	--	--	(160)	--	--
Multifamily	718	--	(14)	--	--	704
Land	10,214	25	(64)	(1,316)	59	8,918
Commercial real estate	7,450	2,276	(156)	(901)	98	8,767
Total	$28,113	$5,098	$(308)	$(8,530)	$795	$25,168

(1)	Net sales proceeds include $953,000 of loans made by the Bank to finance certain sales of real estate owned.

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

	June 30, 2012	December 31, 2011	June 30, 2011
Nonaccrual loans	$21,943	$33,954	$49,005
Accruing classified loans	16,098	41,016	45,739
Classified loans	38,041	74,970	94,744
Real estate owned	25,168	28,113	39,973

Total classified assets	$63,209	$103,083	$134,717

Texas Ratio (1)	55.8%	72.5%	86.7%

Classified Assets Ratio (2)	74.8%	120.4%	131.3%

(1)	Defined as the ratio of nonaccrual loans and real estate owned to Tier 1 capital plus the allowance for loan and lease losses.
(2)	Defined as the ratio of classified assets to Tier 1 capital plus the allowance for loan and lease losses.

Allowance for Loan and Lease Losses.   The Bank maintains an allowance for loan and lease losses for known and inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  The estimated appropriate level of the allowance for loan and lease losses is maintained through a provision for loan losses charged to earnings. Charge-offs are recorded against the allowance when management believes the estimated loss has been confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance consists of general and allocated (also referred to as specific) loan loss components.  For loans that are determined to be impaired and the relationship totals $250,000 or more, a specific loan loss allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than its carrying value. The general loan loss allowance covers loans that are not impaired and those impaired relationships under $250,000 and is based on historical loss experience adjusted for qualitative factors.

The allowance for loan and lease losses represents management’s estimate of incurred credit losses inherent in the Bank’s loan portfolio as of the balance sheet date.  The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of the Bank’s borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and general economic conditions, including unemployment, bankruptcy trends, vacancy rates and the level and trend of home sales and prices.  Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for loans where the aggregate relationship balance exceeds $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Impaired loans under this threshold are aggregated and included in loan pools with their ALLL calculated as described in the following paragraph.  Multifamily residential, commercial real estate, other construction and land, and commercial loans that are delinquent or where the borrower’s total loan relationship exceeds $250,000 are evaluated for impairment on a loan-by-loan basis at least annually.  Nonaccrual loans and troubled debt restructurings (“TDRs”) are also considered to be impaired loans. TDRs are restructurings in which the Bank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the Bank would not otherwise consider.

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

The Company considers its allowance for loan and lease losses of approximately $17.3 million to be adequate to cover losses inherent in its loan portfolio as of June 30, 2012.  Actual losses may substantially differ from currently estimated losses.  Adequacy of the allowance for loan and lease losses is periodically evaluated, and the allowance could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The composition of the allowance for loan and lease losses by component and category as of June 30, 2012 and December 31, 2011 is presented below (dollars in thousands):

	June 30, 2012			December 31, 2011
	Specific Loss Allowance	General Loss Allowance	Total	Specific Loss Allowance	General Loss Allowance	Total
One- to four-family residential	$204	$5,842	$6,046	$305	$6,001	$6,306
Home equity and second mortgage	137	450	587	81	612	693
Multifamily residential	--	886	886	703	1,951	2,654
Commercial real estate	884	6,804	7,688	1,879	5,437	7,316
One- to four-family construction	--	97	97	--	84	84
Other construction and land	323	1,164	1,487	280	2,287	2,567
Commercial loans	--	313	313	--	972	972
Consumer loans	--	160	160	45	181	226
Total	$1,548	$15,716	$17,264	$3,293	$17,525	$20,818

Investment Securities Available for Sale.  The following table sets forth the carrying values of the Company's investment securities available for sale (dollars in thousands).

	June 30, 2012	December 31, 2011	Increase (Decrease)

Municipal securities	$42,930	$36,613	$6,317
Corporate debt securities	6,907	5,810	1,097
U.S. Government sponsored agency securities	6,002	19,654	(13,652)
Total	$55,839	$62,077	$(6,238)

Municipal securities and corporate debt securities increased due to purchases. U.S. Government sponsored agency securities decreased due to calls.  The overall yield of the investment portfolio was 2.82% as of June 30, 2012 compared to 3.12% at December 31, 2011.

Deposits.  Changes in the composition of deposits between June 30, 2012 and December 31, 2011 are presented in the following table (dollars in thousands).

	June 30, 2012	December 31, 2011	Increase (Decrease)	% Change

Checking accounts	$134,110	$137,078	$(2,968)	(2.2)%
Money market accounts	42,996	42,033	963	2.3
Savings accounts	30,582	27,904	2,678	9.6
Certificates of deposit	270,535	291,566	(21,031)	(7.2)

Total deposits	$478,223	$498,581	$(20,358)	(4.1)%

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

Deposits decreased in the comparison period primarily due to a decrease in certificates of deposit.  The Bank reduced the cost of its certificate of deposit accounts with the weighted average cost of such funds decreasing from 1.71% at December 31, 2011 to 1.44% at June 30, 2012.  The overall cost of all deposit funds decreased from 1.09% at December 31, 2011 to 0.90% at June 30, 2012. Funds generated from loan repayments and calls of investment securities were used to pay deposit withdrawals.

Other Liabilities.  The decrease in other liabilities of $1.3 million or 31.3% between June 30, 2012 and December 31, 2011 was primarily due to an decrease of $1.3 million in investment securities traded but not yet settled at June 30, 2012 compared to December 31, 2011.

Stockholders' Equity.  Stockholders' equity increased approximately $696,000 from December 31, 2011 to June 30, 2012, primarily due to the net income of $901,000 for the six months ended June 30, 2012.  See the unaudited condensed consolidated statements of stockholders’ equity for the period ended June 30, 2012 contained herein for more detail.

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

At June 30, 2012, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At June 30, 2012, the Company had no interests in non-consolidated special purpose entities.

At June 30, 2012, commitments included:
▪	total approved loan origination commitments outstanding amounting to $6.9 million, including approximately $1.5 million of loans committed to sell;
▪	rate lock agreements with customers of $6.3 million, all of which have been locked with an investor;
▪	funded mortgage loans committed to sell of $4.4 million;
▪	unadvanced portion of construction loans of $1.2 million;
▪	unused lines of credit of $17.9 million;
▪	outstanding standby letters of credit of $1.9 million;
▪	total predetermined overdraft protection limits of $10.3 million; and
▪	certificates of deposit scheduled to mature in one year or less totaling $155.5 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $6.3 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at June 30, 2012.

Historically, a very small percentage of predetermined overdraft limits have been used. At June 30, 2012, overdrafts of accounts with Bounce Protection™ represented usage of 2.13% of the limit.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is both a daily and long-term function. The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank's primary sources of funds are deposits; borrowings; payments on outstanding loans; maturities, sales and calls of investment securities and other short-term investments; and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits are not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas as well as utilized the services of bulletin board deposit listing services to acquire funds.

The Bank is currently operating under restricted status at the FHLB, whereby the FHLB has custody and endorsement of the loans that collateralize the Bank’s outstanding borrowings with the FHLB.  The FHLB currently allows an aggregate collateral or lendable value on qualifying loans (as defined) of approximately 75% of the outstanding balance of the loans pledged to the FHLB. During the six months ended June 30, 2012, FHLB borrowings decreased by $2.4 million or 35.3%. At June 30, 2012, the Bank’s additional borrowing capacity with FHLB was $52.1 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a collateral value of $56.4 million less outstanding advances at June 30, 2012 of $4.3 million.  Due to the Bank’s restricted status at the FHLB, the Bank may only borrow short-term FHLB advances with maturities up to thirty days.  Outstanding borrowings with the FHLB are reported as “Other Borrowings” in the Company’s Condensed Consolidated Statements of Financial Condition.

The Bank is currently required to pledge collateral with a value of $16 million to secure account transaction settlements.  The Bank uses qualifying investment securities and qualifying commercial real estate loans as collateral for the discount window and to secure transaction settlements.  This collateral is also available to access the secondary discount window if unencumbered for transaction settlement and when other sources of funding are not available to the Bank. In addition, the Bank is required to maintain an account balance at the FRB to cover charges to the Bank’s transaction account to avoid any daylight overdrafts. The FRB will permit only certain commercial real estate loans to be pledged as collateral for these purposes. The lendable value of commercial real estate of approximately $5.5 million at June 30, 2012 was 57% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged.  In addition, at June 30, 2012, the Bank pledged qualifying investment securities with a collateral value of approximately $11.2 million and a carrying value of approximately $12.9 million to secure transaction settlements.

At June 30, 2012, the Bank had short-term funds availability of approximately $194.4 million or 35.0% of Bank assets consisting of borrowing capacity at the FHLB and the FRB, unpledged investment securities, and overnight funds including the balances maintained at the FRB.  The Bank anticipates it will continue to rely primarily on deposits, calls and maturities of investment securities, loan repayments, and funds provided from operations to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources.

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

Since the Company is a holding company and does not conduct independent operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources.  The Company and the Bank are currently not permitted to declare or pay dividends or make any other capital distributions without the prior written approval of the FRB and the OCC, respectively, as successors to the OTS.  The Company funds its expenses from cash deposits maintained in the Bank, which amounted to $1.7 million at June 30, 2012.

At June 30, 2012, the Bank's core and risk-based capital ratios amounted to 12.12% and 19.93%, respectively, compared to required core and total risk-based capital ratios of 8% and 12% per the Bank Order.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of the Company’s asset and liability management position as well as the potential impact of interest rate changes upon the market value of the Bank’s net portfolio value of equity, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2012.  There has been no material change in the Company’s asset and liability position or the Bank’s net portfolio value of equity since December 31, 2011.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, during the second quarter of 2012, the Company migrated its operational software system. This migration affected the deposit and loan processing functions of the Bank as well as the general ledger system. Extensive data verification processes were performed throughout the Bank leading up to the conversion and post-conversion. In addition, our internal audit department reviewed the financial reporting control activities and narratives for each of the Company’s business cycles that had previously been identified for the Company’s testing of internal control over financial reporting. Each major area of the Company that has a direct impact on the creation of data that is used in the financial reporting process asserted that the conversion did not create material changes in the Company’s system of internal controls over financial reporting.

Part II.  Other Information

Item 1.	Legal Proceedings

Neither the Company nor the Bank is a party to or involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any securities during the second quarter of 2012. The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the OCC, as successor to the OTS.

Item 6.	Exhibits

See the Exhibit Index on page 39 of the Quarterly Report on Form 10-Q for exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	August 3, 2012	By:	/s/ W. Dabbs Cavin
W. Dabbs Cavin
Chief Executive Officer

Date:	August 3, 2012	By:	/s/ Sherri R. Billings
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