Form 10-Q
period 2012-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2012-11-01
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 30, 2012, there were issued and outstanding 19,302,603 shares of the Registrant's Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Part I. Financial Information

 Item 1. Financial Statements

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Cash and cash equivalents	$42,380	$79,799
Interest-bearing time deposits in banks	29,840	27,113
Investment securities available for sale	58,514	62,077
Federal Home Loan Bank stock—at cost	578	576
Loans receivable, net of allowance of $16,432 and $20,818, respectively	339,978	331,453
Loans held for sale	5,790	3,339
Accrued interest receivable	1,732	1,516
Real estate owned - net	20,535	28,113
Office properties and equipment - net	20,917	21,441
Cash surrender value of life insurance	22,799	22,213
Prepaid expenses and other assets	702	1,406

TOTAL	$543,765	$579,046

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits	$466,066	$498,581
Other borrowings	3,174	6,679
Advance payments by borrowers for taxes and insurance	535	816
Other liabilities	3,780	4,077

Total liabilities	473,555	510,153

STOCKHOLDERS' EQUITY:
Preferred stock, no par value—5,000,000 shares authorized; none issued at September 30, 2012 and December 31, 2011	--	--
Common stock, $.01 par value—30,000,000 shares authorized; 19,302,603 shares issued and outstanding at September 30, 2012 and December 31, 2011	193	193
Additional paid-in capital	90,684	90,572
Accumulated other comprehensive income	850	898
Accumulated deficit	(21,517)	(22,770)

Total stockholders' equity	70,210	68,893

TOTAL	$543,765	$579,046

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
INTEREST INCOME:
Loans receivable	$4,318	$5,005	$13,381	$15,511
Investment securities:
Taxable	64	397	336	1,615
Nontaxable	323	194	901	604
Other	135	125	409	209
Total interest income	4,840	5,721	15,027	17,939

INTEREST EXPENSE:
Deposits	1,046	1,572	3,363	4,917
Other borrowings	23	74	86	281

Total interest expense	1,069	1,646	3,449	5,198

NET INTEREST INCOME	3,771	4,075	11,578	12,741

PROVISION FOR LOAN LOSSES	--	21	22	812

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,771	4,054	11,556	11,929

NONINTEREST INCOME:
Net gain (loss) on sale of investment securities	--	--	542	(439)
Deposit fee income	904	1,297	2,975	3,642
Earnings on life insurance policies	198	191	586	575
Gain on sale of loans	250	156	668	440
Other	97	98	369	361

Total noninterest income	1,449	1,742	5,140	4,579

NONINTEREST EXPENSES:
Salaries and employee benefits	2,681	2,749	8,265	8,335
Net occupancy expense	625	661	1,934	1,909
Real estate owned, net	118	2,612	(174)	6,219
FDIC insurance	286	317	875	1,074
Supervisory assessments	72	76	222	265
Data processing	395	370	1,658	1,111
Professional fees	158	193	748	918
Advertising and public relations	54	109	192	231
Postage and supplies	86	108	377	374
Other	392	634	1,346	1,835

Total noninterest expenses	4,867	7,829	15,443	22,271

INCOME (LOSS) BEFORE INCOME TAXES	353	(2,033)	1,253	(5,763)

INCOME TAX	--	--	--	--

NET INCOME (LOSS)	$353	$(2,033)	$1,253	$(5,763)

GAIN ON REDEMPTION OF PREFERRED STOCK	--	--	--	(10,500)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$353	$(2,033)	$1,253	$4,737

Basic earnings (loss) per common share	$0.02	$(0.11)	$0.06	$0.45

Diluted earnings (loss) per common share	$0.02	$(0.11)	$0.06	$0.42

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Unrealized holding gains arising during the period	$236	$1,140	$494	$2,783
Reclassification adjustments for (gain) loss included in net income	--	--	(542)	439
COMPREHENSIVE INCOME (LOSS)	$589	$(893)	$1,205	$(2,541)

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands, except share data)

(Unaudited)

	Issued Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
BALANCE – January 1, 2012	19,302,603	$193	$90,572	$898	$(22,770)	$68,893

Net income	--	--	--	--	1,253	1,253
Other comprehensive loss	--	--	--	(48)	--	(48)
Stock compensation expense	--	--	112	--	--	112

BALANCE – September 30, 2012	19,302,603	$193	$90,684	$850	$(21,517)	$70,210

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

OPERATING ACTIVITIES:
Net income (loss)	$1,253	$(5,763)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for loan losses	22	812
Provision for real estate losses	585	4,837
Deferred tax provision	1,318	408
Deferred tax valuation allowance	(1,318)	(408)
Net amortization (accretion) of investment securities	19	(25)
Federal Home Loan Bank stock dividends	(2)	(4)
Gain on sale of fixed assets, net	(149)	(15)
(Gain) loss on sale of real estate owned, net	(1,135)	777
(Gain) loss on sales of investment securities, net	(542)	439
Originations of loans held for sale	(35,388)	(21,153)
Proceeds from sales of loans held for sale	33,605	23,030
Gain on sale of loans originated to sell	(668)	(440)
Depreciation	1,089	1,017
Amortization of deferred loan costs, net	56	166
Stock compensation	112	29
Earnings on life insurance policies	(586)	(575)
Changes in operating assets and liabilities:
Accrued interest receivable	(216)	590
Prepaid expenses and other assets	704	1,402
Other liabilities	(98)	(121)

Net cash (used in) provided by operating activities	(1,339)	5,003

INVESTING ACTIVITIES:
Purchases of interest-bearing time deposits in banks	(4,470)	(22,885)
Redemptions of interest-bearing time deposits in banks	1,743	--
Purchases of investment securities available for sale	(22,499)	(21,065)
Proceeds from sales, maturities, and calls of investment securities available for sale	26,338	42,296
Purchases of Federal Home Loan Bank stock	--	(633)
Loan (originations) repayments, net	(11,270)	24,770
Loan participations purchased	(1,662)	(704)
Loan participations sold	--	7,000
Proceeds from sales of real estate owned	12,648	6,647
Improvements to real estate owned	(191)	(67)
Proceeds from sales of office properties and equipment	272	20
Purchases of office properties and equipment	(688)	(273)

Net cash provided by investing activities	221	35,106

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
FINANCING ACTIVITIES:
Net decrease in deposits	$(32,515)	$(36,142)
Repayment of advances from Federal Home Loan Bank	(3,505)	(9,339)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(281)	40
Proceeds from issuance of common stock	--	47,592

Net cash (used in) provided by financing activities	(36,301)	2,151

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,419)	42,260

CASH AND CASH EQUIVALENTS:
Beginning of period	79,799	36,407

End of period	$42,380	$78,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$3,475	$5,261

Income taxes	$--	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$5,707	$7,815

Sales of real estate owned financed by the Bank	$1,378	$4,042

Investment securities purchased—not settled	$1,435	$1,759

Preferred dividends cancelled	$--	$930

See notes to unaudited condensed consolidated financial statements.	(Concluded)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation—First Federal Bancshares of Arkansas, Inc. (the “Company”) is a unitary holding company that owns all of the stock of First Federal Bank (the “Bank”). The Company is principally in the business of community banking and therefore is considered a banking operation with no separately reportable segments. The Bank provides a broad line of financial products to individuals and small- to medium-sized businesses. The consolidated financial statements also include the accounts of the Bank's wholly owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive.

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

The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011, contained in the Company's 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

2.      RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU expands ASC 820's disclosure requirements, particularly for Level 3 inputs, including (1) a quantitative disclosure of the unobservable inputs and assumptions used, (2) a description of the valuation process in place and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs. The ASU is effective for the Company's reporting periods beginning after December 15, 2011. As this ASU amends only the disclosure requirements for fair value measurements, the adoption of this ASU did not have a material impact on the Company's financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In December 2011, FASB issued ASU 2011-12, which defers certain provisions of ASU 2011-05. One of ASU 2011-05's provisions requires the Company to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 defers this requirement indefinitely. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The ASU does not amend the components that must be reported in other comprehensive income. Both ASUs are effective for the Company's reporting periods beginning after December 15, 2011. The Company adopted this ASU beginning in the quarter ended March 31, 2012.

3.      INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following as of the dates indicated (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$44,657	$953	$(16)	$45,594
Corporate debt securities	8,000	--	(87)	7,913
U.S. Government sponsored agency securities	5,007	--	--	5,007

Total	$57,664	$953	$(103)	$58,514

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$35,590	$1,033	$(10)	$36,613
Corporate debt securities	6,000	--	(190)	5,810
U.S. Government sponsored agency securities	19,589	65	--	19,654

Total	$61,179	$1,098	$(200)	$62,077

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”) (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$1,975	$16	$--	$--	$1,975	$16
Corporate debt securities	3,992	8	3,921	79	7,913	87

Total	$5,967	$24	$3,921	$79	$9,888	$103

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$1,812	$10	$--	$--	$1,812	$10
Corporate debt securities	3,810	190	--	--	3,810	190

Total	$5,622	$200	$--	$--	$5,622	$200

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

The Company has pledged investment securities available for sale with carrying values of approximately $1.6 million for the period ended September 30, 2012 and $1.2 million for the period ended December 31, 2011, as collateral for certain deposits in excess of $250,000. In addition the Company has pledged investment securities available for sale with carrying values of approximately $12.9 million and $8.9 million at September 30, 2012 and December 31, 2011, respectively, as collateral at the Federal Reserve Bank to secure transaction settlements. Effective October 9, 2012, the Company is no longer required to pledge collateral to secure transaction settlements.

The scheduled contractual maturities of debt securities at September 30, 2012 are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized Cost	Fair Value	Weighted Average Rate

Within one year	$5,282	$5,283	0.37%
Due from one year to five years	16,305	16,313	2.40%
Due from five years to ten years	21,525	21,941	2.59%
Due after ten years	14,552	14,977	3.84%

Total	$57,664	$58,514	2.65%

As of September 30, 2012 and December 31, 2011, investments with amortized cost of approximately $37.4 million and $48.5 million, respectively, have call options held by the issuer, of which approximately $8.0 million and $26.6 million, respectively, are or were callable within one year.

Sales of the Company's investment securities available for sale are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011

Sales proceeds	$5,387	$18,931

Gross realized gains	$542	$128
Gross realized losses	--	(567)
Net gains (losses) on sales of investment securities	$542	$(439)

4.       LOANS RECEIVABLE

The following tables present age analyses of loans, including both accruing and nonaccrual loans, as of the dates indicated (in thousands):

September 30, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$1,738	$4,738	$144,619	$151,095
Home equity and second mortgage	36	437	9,149	9,622
Multifamily residential	--	--	22,931	22,931
Commercial real estate	411	3,746	126,861	131,018
One- to four-family construction	--	250	1,383	1,633
Other construction and land	--	3,498	11,479	14,977
Commercial	17	385	19,778	20,180
Consumer	19	15	6,181	6,215
Total (1)	$2,221	$13,069	$342,381	$357,671

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$8,319	$5,604	$169,235	$183,158
Home equity and second mortgage	126	437	11,939	12,502
Multifamily residential	31	--	20,445	20,476
Commercial real estate	1,371	4,752	89,797	95,920
One- to four-family construction	--	--	2,391	2,391
Other construction and land	191	1,344	21,908	23,443
Commercial	--	388	7,215	7,603
Consumer	23	5	7,987	8,015
Total (1)	$10,061	$12,530	$330,917	$353,508

(1) Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan and lease losses.

There was one loan over 90 days past due and still accruing at December 31, 2011, totaling $388,000 and no such loans at September 30, 2012. Restructured loans totaled $8.5 million and $13.9 million as of September 30, 2012 and December 31, 2011, respectively, with $2.7 million and $8.7 million of such restructured loans on nonaccrual status at September 30, 2012 and December 31, 2011, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

September 30, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$707	$4,738	$1,826	$7,271
Home equity and second mortgage	25	437	173	635
Multifamily residential	--	--	--	--
Commercial real estate	--	3,746	2,678	6,424
One- to four-family construction	--	250	--	250
Other construction and land	--	3,498	1,019	4,517
Commercial	17	385	--	402
Consumer	--	15	1	16
Total	$749	$13,069	$5,697	$19,515

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,870	$5,604	$4,262	$11,736
Home equity and second mortgage	57	437	270	764
Multifamily residential	--	--	4,645	4,645
Commercial real estate	203	4,752	8,283	13,238
One- to four-family construction	--	--	--	--
Other construction and land	164	1,344	1,893	3,401
Commercial	--	--	72	72
Consumer	--	5	93	98
Total	$2,294	$12,142	$19,518	$33,954

The following tables summarize information pertaining to impaired loans as of September 30, 2012 and December 31, 2011, and for three and nine month periods ended September 30, 2012 and 2011 (in thousands):

	September 30, 2012			For the Three and Nine Months Ended September 30, 2012
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
Impaired loans with a valuation allowance:				(Three Months)	(Nine Months)	(Three Months)	(Nine Months)
One- to four-family residential	$1,462	$1,269	$193	$1,376	$2,394	$--	$--
Home equity and second mortgage	212	20	192	20	22	--	--
Multifamily residential	--	--	--	--	564	--	--
Commercial real estate	1,921	1,381	540	2,405	2,346	--	40
One- to four-family construction	--	--	--	--	--	--	--
Other construction and land	634	468	166	1,121	1,257	--	9
Commercial	380	230	150	115	58	--	--
Consumer	--	--	--	--	6	--	--
	4,609	3,368	1,241	5,037	6,647	--	49

Impaired loans without a valuation allowance:
One- to four-family residential	6,914	6,914	--	6,691	7,369	18	70
Home equity and second mortgage	442	442	--	446	531	--	5
Multifamily residential	3,466	3,466	--	1,873	3,173	42	49
Commercial real estate	5,761	5,761	--	5,570	6,834	18	102
One- to four-family construction	250	250	--	125	63	--	--
Other construction and land	3,883	3,883	--	5,202	3,721	--	89
Commercial	22	22	--	212	245	--	--
Consumer	24	24	--	58	55	--	1
	20,762	20,762	--	20,177	21,991	78	316
Total impaired loans	$25,371	$24,130	$1,241	$25,214	$28,638	$78	$365

Interest based on original terms						$405	$1,212

Interest income recognized on a cash basis on impaired loans						$--	$203

	December 31, 2011			For the Three and Nine Months Ended September 30, 2011
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
Impaired loans with a valuation allowance:				(Three Months)	(Nine Months)	(Three Months)	(Nine Months)
One- to four-family residential	$3,019	$2,714	$305	$4,148	$3,989	$2	$24
Home equity and second mortgage	108	27	81	123	191	2	7
Multifamily residential	2,958	2,255	703	4,789	4,968	--	--
Commercial real estate	4,301	2,422	1,879	1,972	2,257	--	18
One- to four-family construction	--	--	--	--	2	--	--
Other construction and land	925	645	280	3,597	3,829	2	23
Commercial	--	--	--	106	162	--	--
Consumer	70	25	45	3	13	--	1
	11,381	8,088	3,293	14,738	15,411	6	73

Impaired loans without a valuation allowance:
One- to four-family residential	10,066	10,066	--	16,769	18,623	67	270
Home equity and second mortgage	723	723	--	747	820	12	32
Multifamily residential	5,175	5,175	--	3,971	3,920	46	131
Commercial real estate	8,937	8,937	--	12,333	11,154	42	190
One- to four-family construction	--	--	--	--	--	--	--
Other construction and land	2,758	2,758	--	2,945	3,257	11	53
Commercial	72	72	--	409	402	1	8
Consumer	49	49	--	89	92	2	4
	$27,780	$27,780	$--	37,263	38,268	181	688
Total impaired loans	$39,161	$35,868	$3,293	$52,001	$53,679	$187	$761

Interest based on original terms						$881	$2,626

Interest income recognized on a cash basis on impaired loans						$121	$400

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Bank's loan portfolio, the Bank categorizes loans into risk categories based on available and relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by assigning a credit risk rating to loans on at least an annual basis for non-homogeneous loans over $250,000. The Bank uses the following definitions for risk ratings:

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

Special Mention (Grade 6). Loans rated as special mention, while still adequately protected by the borrower's repayment capability, exhibit distinct weakening trends. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management's close attention so as to avoid becoming adversely classified credits.

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

Based on analyses performed at September 30, 2012 and December 31, 2011, the risk categories of loans are as follows:

	September 30, 2012
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$19,824	$8,465	$12,769	$110,037	$151,095
Home equity and second mortgage	607	31	1,157	7,827	9,622
Multifamily residential	13,528	4,472	4,909	22	22,931
Commercial real estate	111,329	7,685	11,117	887	131,018
One- to four-family construction	1,056	327	250	--	1,633
Other construction and land	5,350	691	5,459	3,477	14,977
Commercial	19,025	345	505	305	20,180
Consumer	285	--	37	5,893	6,215
Total (1)	$171,004	$22,016	$36,203	$128,448	$357,671

	December 31, 2011
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$24,300	$13,888	$27,877	$117,093	$183,158
Home equity and second mortgage	558	487	1,569	9,888	12,502
Multifamily residential	4,736	6,655	6,203	2,882	20,476
Commercial real estate	55,997	9,174	29,020	1,729	95,920
One- to four-family construction	--	--	1,463	928	2,391
Other construction and land	9,508	2,908	8,696	2,331	23,443
Commercial	5,579	1,105	521	398	7,603
Consumer	626	13	191	7,185	8,015
Total (1)	$101,304	$34,230	$75,540	$142,434	$353,508

(1)	Gross of undisbursed loan funds, unearned discounts and net loan fees and the allowance for loan and lease losses.

As of September 30, 2012 and December 31, 2011, the Bank did not have any loans categorized as subprime or classified as doubtful.

Troubled Debt Restructurings. Troubled debt restructurings (“TDRs”) are loans where the contractual terms on the loan have been modified and both of the following conditions exist: (i) the borrower is experiencing financial difficulty and (ii) the restructuring constitutes a concession that the Bank would not otherwise make. The Bank assesses all loan modifications to determine if the modifications constitute a TDR. Restructurings resulting in an insignificant delay in payment are not considered to be TDRs. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All TDRs are considered impaired loans. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The following table summarizes TDRs as of September 30, 2012 and December 31, 2011: (dollars in thousands)

September 30, 2012	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	11	$1,105	6	$555	17	$1,660
Home equity and second mortgage	1	19	3	75	4	94
Multifamily residential	1	3,466	--	--	1	3,466
Commercial real estate	1	1,260	2	580	3	1,840
Other construction and land	--	--	6	1,463	6	1,463
Consumer	3	7	--	--	3	7

Total	17	$5,857	17	$2,673	34	$8,530

December 31, 2011	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	15	$1,349	11	$1,134	26	$2,483
Home equity and second mortgage	3	68	4	133	7	201
Multifamily residential	1	3,488	1	1,399	2	4,887
Commercial real estate	--	--	6	4,759	6	4,759
Other construction and land	5	282	4	1,242	9	1,524
Consumer	7	20	--	--	7	20

Total	31	$5,207	26	$8,667	57	$13,874

For the three and nine months ended September 30, 2012, there was one loan modified in a TDR with a balance after restructure of $172,000.

Loans receivable that were restructured as TDRs during the three and nine months ended September 30, 2011, were as follows: (dollars in thousands)

	Three Months Ended September 30, 2011
				Nature of Modification
	Number of Loans	Balance Prior to TDR	Balance at September 30, 2011	Payment Term (1)	Other
One- to four-family residential	1	$34	$33	$33	$--
Home equity and second mortgage	--	--	--	--	--
Other construction and land	--	--	--	--	--
Commercial real estate	1	1,271	1,305	--	1,305	(2)
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--

Total	2	$1,305	$1,338	$33	$1,305

	Nine Months Ended September 30, 2011
				Nature of Modification
	Number of Loans	Balance Prior to TDR	Balance at September 30, 2011	Payment Term (1)	Other
One- to four-family residential	3	$512	$510	$98	$412	(3)
Home equity and second mortgage	2	74	74	74	--
Other construction and land	2	96	95	--	95	(3)
Commercial real estate	2	1,471	1,505	200	1,305	(2)
Commercial	1	54	25	--	25	(4)
Consumer	1	3	3	3	--

Total	11	$2,210	$2,212	$375	$1,837

(1)	Concessions represent skipped payments/maturity date extensions or amortization term extensions.
(2)	Concession represents payment of delinquent property taxes.
(3)	Modification to interest only payments for a period of time.
(4)	Debt consolidation.

The Bank had no loans receivable for which a payment default occurred during the three and nine months ended September 30, 2012 and that had been modified as a TDR within 12 months or less of the payment default. The following table represents loans receivable for which a payment default occurred during the three and nine months ended September 30, 2011, and that had been modified as a TDR within 12 months or less of the payment default. A payment default is defined as a payment received more than 90 days after its due date. (dollars in thousands)

	Three Months Ended September 30, 2011
	Number of Loans	Unpaid Principal Balance at September 30, 2011	Specific Valuation Allowance	Net Balance at September 30, 2011	Charge-offs	Transfers to Real Estate Owned
One- to four-family residential	6	$226	$27	$199	$34	$387
Home equity and second mortgage	3	78	25	53	11	--
Multifamily residential	--	--	--	--	--	--
Other construction and land	2	318	--	318	--	45
Commercial real estate	1	408	--	408	--	--
Commercial	1	157	51	106	--	--
Consumer	1	--	--	--	26	--

Total	14	$1,187	$103	$1,084	$71	$432

	Nine Months Ended September 30, 2011
	Number of Loans	Unpaid Principal Balance at September 30, 2011	Specific Valuation Allowance	Net Balance at September 30, 2011	Charge-offs	Transfers to Real Estate Owned
One- to four-family residential	6	$669	$117	$552	$34	$387
Home equity and second mortgage	3	140	88	52	47	--
Multifamily residential	1	1,680	785	895	--	--
Other construction and land	2	318	--	318	--	45
Commercial real estate	1	408	--	408	--	--
Commercial	1	157	51	106	--	--
Consumer	2	--	--	--	66	--

Total	16	$3,372	$1,041	$2,331	$147	$432

5. ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment (in thousands):

Three Months Ended September 30, 2012	One- to four-family residential	Home equity and second mortgage	Multifamily residential	Commercial real estate	One- to four-family construction	Other construction and land	Commercial	Consumer	Total
ALLL:
Balance, beginning of period	$6,046	$587	$886	$7,688	$97	$1,487	$313	$160	$17,264
Provision charged to expense	455	(55)	341	(734)	(52)	(242)	148	139	--
Losses charged off	(295)	(52)	--	(293)	--	(269)	--	(79)	(988)
Recoveries	82	61	--	8	--	(22)	8	19	156
Balance, end of period	$6,288	$541	$1,227	$6,669	$45	$954	$469	$239	$16,432
Nine Months Ended September 30, 2012
ALLL:
Balance, beginning of year	$6,306	$693	$2,654	$7,316	$84	$2,567	$972	$226	$20,818
Provision charged to expense	1,109	(95)	(447)	1,856	(39)	(2,006)	(540)	184	22
Losses charged off	(1,230)	(163)	(997)	(2,510)	--	(327)	--	(233)	(5,460)
Recoveries	103	106	17	7	--	720	37	62	1,052
Balance, end of period	$6,288	$541	$1,227	$6,669	$45	$954	$469	$239	$16,432
Ending balance: individually evaluated for impairment	$193	$192	$--	$540	$--	$166	$150	$--	$1,241
Ending balance: collectively evaluated for impairment	$6,095	$349	$1,227	$6,129	$45	$788	$319	$239	$15,191
Loan balances (1):
Ending balance	$151,095	$9,622	$22,931	$131,018	$1,633	$14,977	$20,180	$6,215	$357,671
Ending balance: individually evaluated for impairment	$4,319	$300	$3,466	$7,033	$250	$3,696	$402	$--	$19,466
Ending balance: collectively evaluated for impairment	$146,776	$9,322	$19,465	$123,985	$1,383	$11,281	$19,778	$6,215	$338,205

______________
 (1) Gross of undisbursed loan funds, unearned discounts, and net loan fees and the allowance for loan and lease losses.

Year Ended December 31, 2011	One- to four-family residential	Home equity and second mortgage	Multifamily residential	Commercial real estate	One- to four-family construction	Other construction and land	Commercial	Consumer	Total
ALLL:
Balance, beginning of year	$5,440	$1,275	$6,581	$9,491	$81	$4,035	$3,543	$638	$31,084
Provision charged to expense	3,993	(160)	(1,132)	189	31	204	(2,139)	(127)	859
Losses charged off	(3,177)	(486)	(2,795)	(2,375)	(28)	(2,190)	(517)	(409)	(11,977)
Recoveries	50	64	--	11	--	518	85	124	852
Balance, end of year	$6,306	$693	$2,654	$7,316	$84	$2,567	$972	$226	$20,818
Ending balance: individually evaluated for impairment	$305	$81	$703	$1,879	$--	$280	$--	$45	$3,293
Ending balance: collectively evaluated for impairment	$6,001	$612	$1,951	$5,437	$84	$2,287	$972	$181	$17,525
Loan balances (1):
Ending balance	$183,158	$12,502	$20,476	$95,920	$2,391	$23,443	$7,603	$8,015	$353,508
Ending balance: individually evaluated for impairment	$13,085	$831	$8,133	$13,238	$--	$3,683	$72	$119	$39,161
Ending balance: collectively evaluated for impairment	$170,073	$11,671	$12,343	$82,682	$2,391	$19,760	$7,531	$7,896	$314,347

 ______________
 (1) Gross of undisbursed loan funds, unearned discounts, and net loan fees and the allowance for loan and lease losses.

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

A summary of the activity in the allowances for loan and lease losses and real estate losses is as follows for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Loans and Leases	Real Estate	Loans and Leases	Real Estate

Balance—beginning of period	$17,264	$19,649	$29,598	$9,634

Provisions for estimated losses	--	277	21	1,838
Recoveries	156	--	154	--
Losses charged off	(988)	(2,045)	(1,801)	(1,511)

Balance—end of period	$16,432	$17,881	$27,972	$9,961

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Loans and Leases	Real Estate	Loans and Leases	Real Estate

Balance—beginning of period	$20,818	$20,934	$31,084	$7,841

Provisions for estimated losses	22	585	812	4,837
Recoveries	1,052	--	781	--
Losses charged off	(5,460)	(3,638)	(4,705)	(2,717)

Balance—end of period	$16,432	$17,881	$27,972	$9,961

6.     STOCK BASED COMPENSATION

2011 Omnibus Incentive Plan—The 2011 Omnibus Incentive Plan (the “2011 Plan”) became effective May 3, 2011, after approval by the Company's stockholders on April 29, 2011. The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company's goals and that link the personal interests of participants to those of the Company's stockholders. The 2011 Plan provides for a committee of the Company's Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 1,930,269 shares of Company stock. Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan. Each award under the 2011 Plan is governed by the terms of the individual award agreement, which shall specify pricing, term, vesting, and other pertinent provisions. Option awards are generally granted with an exercise price equal to the fair market value of the Company's stock at the date of grant, generally vest based on five years of continuous service and have seven year contractual terms. Compensation expense attributable to awards made under the 2011 Plan for the nine months ended September 30, 2012 totaled approximately $112,000.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on implied volatilities from historical volatility of the Company's stock and other factors. The Company uses historical data to estimate option exercise, employee termination, and expected term of the options within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair values of stock options granted during the nine months ended September 30, 2012 and 2011 were estimated based on the following average assumptions:

	2012	2011
Expected Term (years)	7	7
Annual Dividend Rate	0.00%	0.00%
Risk Free Interest Rate	1.32%	2.164%
Volatility	53.25%	50.94%
Expected forfeiture rate	4.00%	4.00%

A summary of the activity in the Company's 2011 Plan for the nine months ended September 30, 2012, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2012	236,000	$6.23
Granted	35,000	$7.00
Forfeited	(54,000)	$6.57

Outstanding—September 30, 2012	217,000	$6.28

The weighted average remaining contractual life of the outstanding options was 6.0 years and the aggregate intrinsic value of the options was approximately $758,000 at September 30, 2012. The weighted-average grant-date fair value of options granted during 2012 was $3.80. None of the outstanding options are vested.

As of September 30, 2012, there was $588,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 4.0 years.

7.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company's outstanding common stock options and warrants using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	19,302,603	19,302,603	19,302,603	10,502,544
Effect of dilutive securities	1,375,467	--	1,233,575	760,986
Diluted weighted average shares outstanding	20,678,070	19,302,603	20,536,178	11,263,530

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

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2012 and December 31, 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, London Interbank Offered Rate (“LIBOR”) yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government sponsored agency securities, corporate debt securities, and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended September 30, 2012 or December 31, 2011.

The following table presents major categories of assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Available for sale investment securities:
Municipal securities	$45,594	$--	$45,594	$--
Corporate debt securities	7,913	--	7,913	--
U.S. Government sponsored agency securities	5,007	--	5,007	--
Total	$58,514	$--	$58,514	$--

December 31, 2011
Available for sale investment securities:
Municipal securities	$36,613	$--	$36,613	$--
Corporate debt securities	5,810	--	5,810	--
U.S. Government sponsored agency securities	19,654	--	19,654	--
Total	$62,077	$--	$62,077	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the note.  Substantially all of the Bank's impaired loans at September 30, 2012 and December 31, 2011 are secured by real estate.  Impaired loan relationships over $250,000 are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated primarily through current appraisals or internal valuations.  Appraisals are obtained from licensed third party appraisers and reviewed by a licensed review appraiser employed by the Bank. Internal valuations are prepared by Bank personnel and reviewed by the Bank's review appraiser. Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   Fair value adjustments are made by charge-offs to the allowance for loan and lease losses.

Real Estate Owned, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, internal valuations, real estate brokers' opinions or listing prices. Appraisals are obtained from licensed third party appraisers, generally on an annual basis, and reviewed by a licensed review appraiser employed by the Bank. Internal valuations are prepared by Bank personnel and reviewed by the review appraiser. Fair values of REO are influenced by management's marketing strategy, including whether the Bank is willing to hold any given property for the marketing period assumed in the appraisal. The Bank is currently aggressively marketing certain properties, and as a result, may discount appraised values to account for shorter marketing times. As estimated fair values may be adjusted by management to reflect current economic and market conditions, such fair values are classified as Level 3.  Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the nine months ended September 30, 2012 and 2011 were $585,000 and $4.8 million, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2012 and 2011 (in thousands). The assets disclosed in the following table represent REO properties or impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Impaired loans	$18,244	$--	$--	$18,244
REO, net	7,989	--	--	7,989

September 30, 2011
Impaired loans	$25,926	$--	$--	$25,926
REO, net	21,938	--	--	21,938

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company's statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	September 30, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$42,380	$42,380	$79,799	$79,799
Level 2 inputs:
Interest-bearing time deposits in banks	29,840	30,752	27,113	27,572
Federal Home Loan Bank stock	578	578	576	576
Loans held for sale	5,790	5,790	3,339	3,339
Cash surrender value of life insurance	22,799	22,799	22,213	22,213
Accrued interest receivable	1,732	1,732	1,516	1,516
Level 3 inputs:
Loans receivable—net	339,978	354,714	331,453	333,006

FINANCIAL LIABILITIES:
Level 2 inputs:
Checking, money market and savings accounts	201,189	201,189	207,015	207,015
Other borrowings	3,174	3,321	6,679	6,889
Accrued interest payable	28	28	54	54
Advance payments by borrowers for taxes and insurance	535	535	816	816
Level 3 inputs:
Certificates of deposit	264,877	269,425	291,566	293,198

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.    REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), as successor to the Office of Thrift Supervision (“OTS”) (see discussion below regarding “Regulatory Changes”). Failure to meet minimum capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined). Tier 1 (core) capital includes common stockholders' equity less certain other deductions. Total capital includes Tier 1 capital plus the allowance for loan and lease losses, subject to limitations.

On April 12, 2010, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Bank Order” and the “Company Order” and, together, the “Orders”). The Orders became effective April 14, 2010. The Orders impose certain restrictions on the Company and, to a greater extent, the Bank, including lending and dividend restrictions. The Orders also require the Company and the Bank to take certain actions, including the submission of capital and business plans to, among other things, preserve and enhance the capital of the Company and the Bank and strengthen and improve the consolidated Company's operations, earnings and profitability. The Bank Order specifically requires the Bank to achieve and maintain, by December 31, 2010, a Tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12.0% and maintain these higher ratios for as long as the Bank Order is in effect.

The Bank's actual and required capital amounts (in thousands) and ratios are presented in the following table:

					To be Categorized
					as Adequately
					Capitalized Under
			For Capital		Prompt Corrective		Required Per
	Actual		Adequacy Purposes		Action Provisions		Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of September 30, 2012:

Tangible Capital to Tangible Assets	$67,764	12.48%	$8,144	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	67,764	12.48%	21,716	4.00%	$21,716	4.00%	$43,432	(1)	8.00%	(1)

Total Capital to Risk-Weighted Assets	72,568	19.47%	29,815	8.00%	29,815	8.00%	44,723	(1)	12.00%	(1)

Tier I Capital to Risk-Weighted Assets	67,764	18.18%	N/A	N/A	14,908	4.00%	N/A		N/A
As of December 31, 2011:

Tangible Capital to Tangible Assets	$64,839	11.22%	$8,666	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	64,839	11.22%	23,111	4.00%	$23,111	4.00%	$46,221	(1)	8.00%	(1)

Total Capital to Risk-Weighted Assets	69,466	19.62%	28,319	8.00%	28,319	8.00%	42,479	(1)	12.00%	(1)

Tier I Capital to Risk-Weighted Assets	64,839	18.32%	N/A	N/A	14,160	4.00%	N/A		N/A

(1)

The Bank Order states that no later than December 31, 2010, the Bank shall achieve and maintain a Tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. The required amounts presented reflect these ratios.

Reverse Stock Split. The Company amended its Articles of Incorporation to effect a 1-for-5 reverse split (the “Reverse Split”) of the Company's issued and outstanding shares of common stock effective May 3, 2011. All periods presented in this Form 10-Q have been retroactively restated to reflect the Reverse Split.

Dividend Restrictions. The principal source of the Company's revenue is dividends from the Bank. The Company's ability to pay dividends to stockholders depends to a large extent upon the dividends received from the Bank. On November 19, 2009, the OTS issued written directives which require the Company and the Bank to obtain prior written non-objection of their primary regulator, now the FRB for the Company and the OCC for the Bank, in order to make or declare any dividends or payments on their outstanding securities. Neither the Company nor the Bank has the present intention to declare any dividends or payments on their outstanding securities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Bank is a federally chartered stock savings and loan association that was formed in 1934. As of September 30, 2012, the Bank conducted business from its main office located in Harrison, Arkansas and fourteen full-service branch offices located in a six county area in Arkansas (comprised of Benton and Washington counties in Northwest Arkansas; Carroll, Boone, Marion and Baxter counties in North-central Arkansas) and a loan production office located in Little Rock, Arkansas. The Company also has executive offices in Little Rock, Arkansas. In February 2012, three full service branches in Northwest Arkansas were closed. Customers from closed branch locations are being serviced by other Bank branch locations in the area. As a result, these branch closings are not reported as discontinued operations. The Bank's primary focus will continue in this six county area as well as the Little Rock and Central Arkansas area. Other markets will also be considered that present opportunities for profitable growth.

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

The Company's net income was $1.3 million for the nine months ended September 30, 2012, compared to a net loss of $5.8 million for the same period in 2011. The primary reason for the increase in net income was an increase in net gains on sales of investment securities of $1.0 million and a decrease in net REO expenses of $6.4 million. The decrease in net REO expenses was primarily attributable to a $4.3 million decrease in loss provisions on REO and a $1.9 million increase in net gains on sales of REO properties. In December 2011, the Bank posted write-downs of REO of $11.3 million. This was a result of management's evaluation of the overall REO portfolio and based on the decision to more aggressively market certain properties. A consequence of this write-down was a reduction in the loss provision on REO for the three and nine months ended September 30, 2012, as minimal additional changes to REO values since year end were necessary.

The Company's net income was $353,000 for the three months ended September 30, 2012, compared to a net loss of $2.0 million for the three months ended September 30, 2011. The primary reason for the increase in net income was a $2.5 million decrease in net REO expenses attributable to a $1.6 million decrease in loss provisions on REO and a $933,000 increase in net gains on sales of REO properties.

The Bank has made substantial progress in reducing its level of nonperforming assets during 2012. Total nonperforming assets at September 30, 2012, including nonaccrual loans, real estate owned, and restructured loans, totaled $45.9 million, or 8.44% of total assets, a reduction of $21.8 million compared to December 31, 2011, and a reduction of $41.1 million compared to September 30, 2011. The Bank has also reduced its level of classified loans by 52% to $36.2 million at September 30, 2012 compared to $75.0 million at December 31, 2011.

While the Bank is continuing its focus on reducing nonperforming assets, it is equally focused on improving its operational performance through improving its net interest margin, increasing noninterest income, and controlling noninterest expense.

RECENT DEVELOPMENTS

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve issued proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC subsequently issued these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011. The proposed rules are subject to a comment period running through October 22, 2012.

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

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, the following estimates, due to the judgments, estimates and assumptions inherent in those policies, are critical to preparation of our financial statements:

●	Determination of our allowance for loan and lease losses (“ALLL”)
●	Valuation of real estate owned
●	Valuation of investment securities
●	Valuation of our deferred tax assets

These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of this Management's Discussion and Analysis and in the Notes to the Condensed Consolidated Financial Statements included herein. We believe that the judgments, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our condensed consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

The Company has classified all of its investment securities as available for sale. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income taxes, and are reported as a separate component of stockholders' equity with any related changes included in accumulated other comprehensive income (loss). The Company utilizes independent third parties as its principal sources for determining fair value of its investment securities that are measured on a recurring basis. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. The fair values of the Company's investment securities traded in both active and inactive markets can be volatile and may be influenced by a number of factors including market interest rates, prepayment speeds, discount rates, credit quality of the issuer, general market conditions including market liquidity conditions and other factors. Factors and conditions are constantly changing and fair values could be subject to material variations that may significantly impact the Company's financial condition, results of operations and liquidity.

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

ANALYSIS OF RESULTS OF OPERATIONS

The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level of nonperforming assets as they provide no interest earnings to the Company. The Company's results of operations are also affected by the provision for loan and lease losses and the level of its noninterest income and expenses. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, loan fee income, and earnings on life insurance policies. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, real estate owned expense, and other operating expense.

Interest Income and Interest Expense

Interest Income. The decreases in interest income in the three and nine month comparative periods ended September 30, 2012 and 2011 were primarily related to decreases in the average balances of and yields earned on loans receivable and investment securities. The average balance of loans receivable decreased due to repayments, maturities and charge-offs or transfers to real estate owned. The average balance of investment securities decreased due to sales and calls of investment securities.

Interest Expense.   The decreases in interest expense in the three and nine month comparative periods ended September 30, 2012 and 2011 was primarily due to decreases in the average balances of deposits and borrowings as well as a decrease in average rates paid on deposits. The decrease in the average rates paid on deposit accounts reflects decreases in market interest rates.

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

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$358,990	$4,318	4.79%	$371,968	$5,005	5.34%
Investment securities(2)	56,992	387	2.70	68,273	591	3.43
Other interest-earning assets	75,859	135	0.71	98,353	125	0.50
Total interest-earning assets	491,841	4,840	3.92	538,594	5,721	4.21
Noninterest-earning assets	58,243			69,809
Total assets	$550,084			$608,403
Interest-bearing liabilities:
Deposits	$472,661	1,046	0.88	$509,727	1,572	1.22
Other borrowings	3,933	23	2.35	10,434	74	2.82
Total interest-bearing liabilities	476,594	1,069	0.89	520,161	1,646	1.25
Noninterest-bearing liabilities	3,515			4,609
Total liabilities	480,109			524,770
Stockholders' equity	69,975			83,633
Total liabilities and stockholders' equity	$550,084			$608,403

Net interest income		$3,771			$4,075
Net earning assets (interest-bearing liabilities)	$15,247			$18,433
Interest rate spread			3.02%			2.96%
Net interest margin			3.04%			3.00%
Ratio of interest-earning assets to Interest-bearing liabilities			103.20%			103.54%

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$356,057	$13,381	5.02%	$384,035	$15,511	5.40%
Investment securities(2)	58,918	1,237	2.80	74,265	2,219	3.99
Other interest-earning assets	85,726	409	0.64	69,271	209	0.40
Total interest-earning assets	500,701	15,027	4.01	527,571	17,939	4.55
Noninterest-earning assets	59,689			72,924
Total assets	$560,390			$600,495
Interest-bearing liabilities:
Deposits	$481,345	3,363	0.93	$518,216	4,917	1.27
Other borrowings	5,576	86	2.06	16,973	281	2.22
Total interest-bearing liabilities	486,921	3,449	0.95	535,189	5,198	1.30
Noninterest-bearing liabilities	3,823			4,640
Total liabilities	490,744			539,829
Stockholders' equity	69,646			60,666
Total liabilities and stockholders' equity	$560,390			$600,495

Net interest income		$11,578			$12,741
Net earning assets (interest-bearing liabilities)	$13,380			$(7,618)
Interest rate spread			3.06%			3.25%
Net interest margin			3.08%			3.23%
Ratio of interest-earning assets to interest-bearing liabilities			102.83%			98.58%

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

	Three Months Ended September 30,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(175)	$(531)	$19	$(687)
Investment securities	(98)	(127)	21	(204)
Other interest-earning assets	(29)	50	(11)	10
Total interest-earning assets	(302)	(608)	29	(881)

Interest expense:
Deposits	(114)	(444)	32	(526)
Other borrowings	(46)	(13)	8	(51)
Total interest-bearing liabilities	(160)	(457)	40	(577)
Net change in net interest income	$(142)	$(151)	$(11)	$(304)

	Nine Months Ended September 30,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(1,130)	$(1,079)	$79	$(2,130)
Investment securities	(459)	(659)	136	(982)
Other interest-earning assets	50	121	29	200
Total interest-earning assets	(1,539)	(1,617)	244	(2,912)

Interest expense:
Deposits	(350)	(1,296)	92	(1,554)
Other borrowings	(189)	(19)	13	(195)
Total interest-bearing liabilities	(539)	(1,315)	105	(1,749)
Net change in net interest income	$(1,000)	$(302)	$139	$(1,163)

CHANGES IN RESULTS OF OPERATIONS

The table below presents a comparison of results of operations for the three months ended September 30, 2012 and 2011 (dollars in thousands except share data). Specific changes in certain line items are discussed following the table.

	Three Months Ended September 30,
	2012	2011	Dollar Change	Percentage Change
Interest income:
Loans receivable	$4,318	$5,005	$(687)	(13.7)%
Investment securities	387	591	(204)	(34.5)
Other	135	125	10	8.0
Total interest income	4,840	5,721	(881)	(15.4)
Interest expense:
Deposits	1,046	1,572	(526)	(33.5)
Other borrowings	23	74	(51)	(68.9)
Total interest expense	1,069	1,646	(577)	(35.1)
Net interest income	3,771	4,075	(304)	(7.5)
Provision for loan losses	--	21	(21)	(100.0)
Net interest income after
provision for loan losses	3,771	4,054	(283)	(7.0)
Noninterest income:
Deposit fee income	904	1,297	(393)	(30.3)
Earnings on life insurance	198	191	7	3.7
Gain on sale of loans	250	156	94	60.3
Other	97	98	(1)	(1.0)
Total noninterest income	1,449	1,742	(293)	(16.8)
Noninterest expenses:
Salaries and employee benefits	2,681	2,749	(68)	(2.5)
Net occupancy expense	625	661	(36)	(5.4)
Real estate owned, net	118	2,612	(2,494)	(95.5)
FDIC insurance premium	286	317	(31)	(9.8)
Supervisory assessments	72	76	(4)	(5.3)
Data processing	395	370	25	6.8
Professional fees	158	193	(35)	(18.1)
Advertising and public relations	54	109	(55)	(50.5)
Postage and supplies	86	108	(22)	(20.4)
Other	392	634	(242)	(38.2)
Total noninterest expenses	4,867	7,829	(2,962)	(37.8)
Income (loss) before income taxes	353	(2,033)	2,386	117.4
Income tax provision	--	--	--	--
Net income (loss)	$353	$(2,033)	$2,386	117.4

Basic earnings per share	$0.02	$(0.11)	$0.13	116.6%
Diluted earnings per share	$0.02	$(0.11)	$0.13	116.6%

Interest rate spread	3.02%	2.96%
Net interest margin	3.04%	3.00%

Average full-time equivalents	190	204
Full service offices	15	18

The table below presents a comparison of results of operations for the nine months ended September 30, 2012 and 2011 (dollars in thousands except share data). Specific changes in certain line items are discussed following the table.

	Nine Months Ended September 30,
	2012	2011	Dollar Change	Percentage Change
Interest income:
Loans receivable	$13,381	$15,511	$(2,130)	(13.7)%
Investment securities	1,237	2,219	(982)	(44.3)
Other	409	209	200	95.7
Total interest income	15,027	17,939	(2,912)	(16.2)
Interest expense:
Deposits	3,363	4,917	(1,554)	(31.6)
Other borrowings	86	281	(195)	(69.4)
Total interest expense	3,449	5,198	(1,749)	(33.6)
Net interest income	11,578	12,741	(1,163)	(9.1)
Provision for loan losses	22	812	(790)	(97.3)
Net interest income after
provision for loan losses	11,556	11,929	(373)	(3.1)
Noninterest income:
Net gain (loss) on sale of investments	542	(439)	981	223.5
Deposit fee income	2,975	3,642	(667)	(18.3)
Earnings on life insurance	586	575	11	1.9
Gain on sale of loans	668	440	228	51.8
Other	369	361	8	2.2
Total noninterest income	5,140	4,579	561	12.3
Noninterest expenses:
Salaries and employee benefits	8,265	8,335	(70)	(0.8)
Net occupancy expense	1,934	1,909	25	1.3
Real estate owned, net	(174)	6,219	(6,393)	(102.8)
FDIC insurance premium	875	1,074	(199)	(18.5)
Supervisory assessments	222	265	(43)	(16.2)
Data processing	1,658	1,111	547	49.2
Professional fees	748	918	(170)	(18.5)
Advertising and public relations	192	231	(39)	(16.9)
Postage and supplies	377	374	3	0.8
Other	1,346	1,835	(489)	(26.6)
Total noninterest expenses	15,443	22,271	(6,828)	(30.7)
Income (loss) before income taxes	1,253	(5,763)	7,016	121.7
Income tax provision	--	--	--	--
Net income (loss)	$1,253	(5,763)	$7,016	121.7
Gain on redemption of preferred stock	--	(10,500)	10,500	100.0
Net income available to common stockholders	$1,253	$4,737	$(3,484)	(73.5)%

Basic earnings per share	$0.06	$0.45	$(0.39)	(86.7)%
Diluted earnings per share	$0.06	$0.42	$(0.36)	(85.7)%

Interest rate spread	3.06%	3.25%
Net interest margin	3.08%	3.23%

Average full-time equivalents	197	220
Full service offices	15	18

Provision for Loan Losses

The provision for loan losses includes charges to maintain an ALLL at a level adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The adequacy of the ALLL is evaluated quarterly by management of the Bank based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions, including unemployment, bankruptcy trends, vacancy rates, and the level and trend of home sales and prices.

The decrease in the provision for loan losses in the three and nine month periods ended September 30, 2012 compared to the same periods in 2011 was primarily due to decreases in average loan balances and classified loans. The allowance as a percentage of loans receivable was 5.89% at December 31, 2011, compared to 4.59% at September 30, 2012, reflecting improvement in the credit quality of our loan portfolio. The allowance as a percentage of classified loans was 27.77% at December 31, 2011, compared to 45.39% at September 30, 2012. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section.

Noninterest Income

The decrease in deposit fee income for the three month comparative period was primarily due to a decrease in insufficient funds fee income. The increase in noninterest income in the nine month comparative periods ended September 30, 2012 and 2011 was primarily due to increases in gains on sales of investment securities and gains on sales of loans, offset by a decrease in deposit fee income.

Noninterest Expense

Salaries and Employee Benefits. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011		2012	2011
Salaries	$2,214	$2,215	$(1)	$6,596	$6,753	$(157)
Payroll taxes	159	168	(9)	613	572	41
Insurance	120	115	5	359	390	(31)
Defined benefit plan contribution	108	174	(66)	452	460	(8)
Stock compensation	32	29	3	112	29	83
Other	48	48	--	133	131	2
Total	$2,681	$2,749	$(68)	$8,265	$8,335	$(70)

Salaries for the nine month period ended September 30, 2012, are down compared to the same period in 2011, primarily attributable to a general reduction in force recorded in the quarter ended June 30, 2011, partially offset by an increase in salaries and employee benefits related to hiring key members of management with experience in the lending area as well as adding additional experienced commercial loan officers.

The Bank is a participant in the Pentegra Defined Benefit Plan (the “Pentegra DB Plan”). The Pentegra DB Plan operates as a multiemployer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Since the Pentegra DB Plan is a multiple-employer plan, contributions of participating employers are commingled and invested on a pooled basis without allocation to specific employers or employees.  On April 30, 2010, the Board of Directors of the Bank elected to freeze the Pentegra DB Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra DB Plan and closing the Pentegra DB Plan to new participants as of that date. The Pentegra DB Plan is noncontributory and prior to July 1, 2010 covered substantially all employees.  After July 1, 2010, the Bank continued to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan.  The level of amortization charges is determined by the Pentegra DB Plan's funding shortfall, which is determined by comparing plan liabilities to plan assets on an annual basis.  Based on the level of interest rates and plan assets, the funding shortfall increased, resulting in increased amortization charges effective both July 1, 2010 and July 1, 2011.  Effective July 1, 2012, the Bank's minimum required contribution decreased based on pension funding relief, resulting in a decrease in defined benefit plan expense for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011.

Real estate owned, net. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011		2012	2011
Loss provisions	$277	$1,838	$(1,561)	$585	$4,837	$(4,252)
Net (gain) loss on sales	(344)	589	(933)	(1,135)	777	(1,912)
Rental income	(16)	(69)	53	(425)	(203)	(222)
Taxes and insurance	104	115	(11)	399	376	23
Other	97	139	(42)	402	432	(30)
Total	$118	$2,612	$(2,494)	$(174)	$6,219	$(6,393)

The decrease in REO loss provisions in 2012 compared to 2011 was primarily related to the Bank's comprehensive review of its REO portfolio as of December 31, 2011, and its decision to more aggressively market certain properties, which were written down at that time. Since the economic recession began in 2008, real estate values in the Bank's primary market areas have not fully recovered and the Bank continues to have higher levels of foreclosed assets. Sales of certain types of property, principally undeveloped land and developed residential subdivision lots, have been slow and as a result, management has made a strategic decision to more aggressively market certain REO properties, including reductions in the asking price on certain properties. However, there can be no guarantee that the properties can be sold given the current market environment. The previous carrying values were primarily based on third-party appraisals using marketing periods that exceed the Bank's more aggressive marketing strategy. Management reviewed the REO portfolio and individually analyzed the recorded value for many of its foreclosed properties by obtaining new broker pricing opinions or discounting current appraisals or valuations based on the Bank's recent experience selling or attempting to sell similar properties. The Bank also analyzed sales of REO during 2011 in order to estimate an average loss for each category of REO and applied these average loss percentages to the remainder of the REO portfolio to estimate net realizable values. Carrying values of the Bank's REO properties were adjusted as necessary based on the new estimated net realizable values as a result of management's intent to more aggressively market REO properties. This review resulted in an $11.3 million loss provision during the fourth quarter of 2011. The majority of these write-downs were made in the developed lots and raw land categories, where properties are more speculative in nature and market activity has been slow.

The increase in the net gain on sales of REO properties for the three and nine months ended September 30, 2012 compared to the same periods in 2011, was primarily related to the sale of 61 single-family residential properties with a total gain of $881,000 located in the Northwest Arkansas region. These properties were transferred to REO in December 2011 and valued based on updated appraisals. These properties were not additionally written down as part of the comprehensive review of REO in December as the Bank had received current appraisals and the properties were transferred to REO at the end of December.

Real estate owned expenses such as taxes, insurance and maintenance are expected to remain elevated for the foreseeable future. Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

Data Processing. The increase in data processing expense for the three and nine month comparative periods was primarily related to one-time costs of approximately $550,000 for the nine months ended September 30, 2012 as a result of the Bank's conversion of its operational software during the second quarter of 2012.

FDIC Insurance Premium. The decrease in the Bank's FDIC insurance premiums for the three and nine month comparative periods was primarily due to a decrease in the assessment base. Additionally, the decrease in FDIC insurance premiums for the nine month comparative period was partially due to the FDIC's change in the deposit insurance assessment base and its change in the rate schedule effective April 1, 2011.  The base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.  The FDIC also adopted a new rate schedule and suspended dividends indefinitely.  In lieu of dividends, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent and 2.5 percent.

Other Expenses. The decrease in other expenses for the three and nine month comparative periods was primarily due to a decrease in loan-related collection expenses due to a decrease in nonperforming assets.

Income Taxes. The Company had no taxable income in 2012 or 2011 and recorded a valuation allowance for the full amount of its net deferred tax asset as of September 30, 2012 and December 31, 2011, respectively.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Changes in financial condition between September 30, 2012 and December 31, 2011, are presented in the following table (dollars in thousands except share data). Material changes between periods are discussed in the sections that follow the table.

	September 30,	December 31,	Increase	Percentage
	2012	2011	(Decrease)	Change
ASSETS
Cash and cash equivalents	$42,380	$79,799	$(37,419)	(46.9)%
Interest-bearing time deposits in banks	29,840	27,113	2,727	10.1
Investment securities available for sale	58,514	62,077	(3,563)	(5.7)
Federal Home Loan Bank stock	578	576	2	0.4
Loans receivable, net	339,978	331,453	8,525	2.6
Loans held for sale	5,790	3,339	2,451	73.4
Accrued interest receivable	1,732	1,516	216	14.3
Real estate owned, net	20,535	28,113	(7,578)	(27.0)
Office properties and equipment, net	20,917	21,441	(524)	(2.4)
Cash surrender value of life insurance	22,799	22,213	586	2.6
Prepaid expenses and other assets	702	1,406	(704)	(50.0)

TOTAL	$543,765	$579,046	$(35,281)	(6.1)

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits	$466,066	$498,581	$(32,515)	(6.5)
Other borrowings	3,174	6,679	(3,505)	(52.5)
Advance payments by borrowers for taxes and insurance	535	816	(281)	(34.5)
Other liabilities	3,780	4,077	(297)	(7.3)

Total liabilities	473,555	510,153	(36,598)	(7.2)

STOCKHOLDERS' EQUITY	70,210	68,893	1,317	1.9

TOTAL	$543,765	$579,046	$(35,281)	(6.1)%

BOOK VALUE PER COMMON SHARE	$3.64	$3.57

COMMON EQUITY TO ASSETS	12.9%	11.9%

COMMON SHARES OUTSTANDING	19,302,603	19,302,603

Loans Receivable. Changes in loan composition between September 30, 2012 and December 31, 2011, are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase
	2012	2011	(Decrease)	% Change

One- to four-family residential	$151,095	$183,158	$(32,063)	(17.5)%
Home equity and second mortgage	9,622	12,502	(2,880)	(23.0)
Multifamily residential	22,931	20,476	2,455	12.0
Commercial real estate	131,018	95,920	35,098	36.6
One- to four-family residential construction	1,633	2,391	(758)	(31.7)
Other construction and land	14,977	23,443	(8,466)	(36.1)
Total mortgage loans	331,276	337,890	(6,614)	(2.0)

Commercial	20,180	7,603	12,577	165.4

Automobile	2,076	2,536	(460)	(18.1)
Other	4,139	5,479	(1,340)	(24.5)
Total consumer	6,215	8,015	(1,800)	(22.5)

Total loans receivable	357,671	353,508	4,163	1.2
Undisbursed loan funds	(1,055)	(822)	(233)	28.3
Unearned discounts and net deferred loan costs (fees)	(206)	(415)	209	(50.4)
Allowance for loan and lease losses	(16,432)	(20,818)	4,386	(21.1)

Loans receivable, net	$339,978	$331,453	$8,525	2.6%

The increase in the Bank's overall loan portfolio was primarily due to increases in loan originations of commercial real estate loans and commercial loans offset by repayments and transfers of nonperforming loans to REO. The increases in commercial real estate loans and commercial loans were primarily attributable to increases in loan originations in the first nine months of 2012 with principal balances totaling $49.8 million and $12.1 million at September 30, 2012, respectively.  The growth in commercial loans for the period is attributable to the addition of new experienced lenders at the Bank who have worked to attract new high quality loans in the commercial and commercial real estate categories.

Asset Quality. The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated (dollars in thousands).

	September 30, 2012		December 31, 2011
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$7,271	1.34%	$11,736	2.03%	$(4,465)
Home equity and second mortgage	635	0.12%	764	0.13%	(129)
Multifamily residential	--	--	4,645	0.80%	(4,645)
Commercial real estate	6,424	1.18%	13,238	2.29%	(6,814)
One- to four-family construction	250	0.05%	--	--	250
Other construction and land	4,517	0.83%	3,401	0.59%	1,116
Commercial	402	0.07%	72	0.01%	330
Consumer	16	--	98	0.01%	(82)

Total nonaccrual loans	19,515	3.59%	33,954	5.86%	(14,439)

Accruing loans 90 days or more past due	--	--	388	0.07%	(388)

Real estate owned	20,535	3.78%	28,113	4.86%	(7,578)

Total nonperforming assets	40,050	7.37%	62,455	10.79%	(22,405)
Performing restructured loans	5,857	1.07%	5,207	0.90%	650

Total nonperforming assets and performing restructured loans (1)	$45,907	8.44%	$67,662	11.69%	$(21,755)

(1)	The table does not include substandard loans which were judged not to be impaired totaling $12.9 million and $36.1 million at September 30, 2012 and December 31, 2011, respectively.
(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

The decrease in nonaccrual loans from $34.0 million at December 31, 2011, to $19.5 million at September 30, 2012 was primarily related to decreases in nonaccrual single family residential loans, multifamily residential loans and commercial real estate loans. The decrease in nonaccrual multifamily residential loans was primarily due to two loans that were settled during the first quarter of 2012 totaling $4.4 million. The decrease in nonaccrual commercial real estate loans was primarily related to one loan of $3.5 million that was transferred to REO in the first quarter of 2012 and two loans on one property settled during the third quarter of 2012 totaling $2.3 million. At September 30, 2012, there were 130 loans on nonaccrual status, compared to 158 loans at December 31, 2011.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	September 30, 2012		December 31, 2011		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$4,071	20.9%	$7,118	21.0%	$(3,047)	(0.1)%
Over 90 days past due	9,311	47.7	5,106	15.0	4,205	32.7
30-89 days past due	627	3.2	1,560	4.6	(933)	(1.4)
Not past due	5,506	28.2	20,170	59.4	(14,664)	(31.2)
	$19,515	100.0%	$33,954	100.0%	$(14,439)	--

The table below reflects the payment terms for nonaccrual loans that were not past due as of the periods indicated (dollars in thousands):

	September 30, 2012		December 31, 2011		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Principal and interest	$5,506	100.0%	$14,635	72.6%	$(9,129)	27.4%
Interest only	--	--	4,473	22.2	(4,473)	(22.2)
Term due	--	--	1,062	5.2	(1,062)	(5.2)
	$5,506	100.0%	$20,170	100.0%	$(14,664)	--

Nonaccrual loans by category and region at September 30, 2012 and December 31, 2011, are listed in the table below (dollars in thousands). The Northwest Arkansas region is comprised of Benton and Washington counties and the North Arkansas Region is comprised of Carroll, Boone, Marion and Baxter counties. There are no nonaccrual loans in the Bank's Central Arkansas region.

	Northwest Arkansas Region		North Arkansas Region		Total
September 30, 2012	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

One- to four-family residential	$5,825	29.8%	$1,446	7.4%	$7,271	37.2%
Home equity and second mortgage	519	2.7	116	0.6	635	3.3
Multifamily residential	--	--	--	--	--	--
Commercial real estate	4,480	23.0	1,944	10.0	6,424	33.0
One- to four-family construction	250	1.3	--	--	250	1.3
Other construction and land	2,698	13.8	1,819	9.3	4,517	23.1
Commercial	402	2.0	--	--	402	2.0
Consumer	1	--	15	0.1	16	0.1
	$14,175	72.6%	$5,340	27.4%	$19,515	100.0%

	Northwest Arkansas Region		North Arkansas Region		Total
December 31, 2011	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

One- to four-family residential	$8,685	25.6%	$3,051	9.0%	$11,736	34.6%
Home equity and second mortgage	550	1.6	214	0.6	764	2.2
Multifamily residential	4,645	13.7	--	--	4,645	13.7
Commercial real estate	13,021	38.3	217	0.6	13,238	38.9
One- to four-family construction	--	--	--	--	--	--
Other construction and land	3,382	9.9	19	0.1	3,401	10.0
Commercial	--	--	72	0.2	72	0.2
Consumer	88	0.3	10	0.1	98	0.4
	$30,371	89.4%	$3,583	10.6%	$33,954	100.0%

The following table presents nonaccrual loan activity for the nine months ended September 30, 2012 (in thousands):

Nine Months Ended September 30, 2012
Balance of nonaccrual loans—January 1, 2012	$33,954
Loans added to nonaccrual status	10,425
Net cash payments	(9,560)
Loans returned to accrual status	(5,075)
Charge-offs to the ALLL	(3,785)
Transfers to REO	(6,444)

Balance of nonaccrual loans—September 30, 2012	$19,515

Real Estate Owned. The following table sets forth the amounts and categories of the Bank's real estate owned by region at September 30, 2012 and December 31, 2011 (dollars in thousands).

	Northwest Arkansas Region		North Arkansas Region		Total
September 30, 2012	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

One- to four-family residential	$2,639	12.8%	$2,024	9.9%	$4,663	22.7%
Developed lots	3,566	17.4	22	0.1	3,588	17.5
Raw land	4,520	22.0	33	0.2	4,553	22.2
Commercial real estate	5,565	27.1	2,166	10.5	7,731	37.6
	$16,290	79.3%	$4,245	20.7%	$20,535	100.0%

	Northwest Arkansas Region		North Arkansas Region		Total
December 31, 2011	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

One- to four-family residential	$7,337	26.1%	$2,234	7.9%	$9,571	34.0%
Speculative construction	160	0.6	--	--	160	0.6
Multifamily residential	718	2.6	--	--	718	2.6
Developed lots	4,835	17.2	23	0.1	4,858	17.3
Raw land	5,240	18.6	261	0.9	5,501	19.5
Commercial real estate	4,703	16.7	2,602	9.3	7,305	26.0
	$22,993	81.8%	$5,120	18.2%	$28,113	100.0%

Changes in the composition of real estate owned between September 30, 2012 and December 31, 2011, are presented in the following table (dollars in thousands).

	December 31, 2011	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	September 30, 2012
One- to four-family residential	$9,571	$3,634	$(266)	$(9,256)	$980	$4,663
Speculative one- to four-family	160	--	--	(160)	--	--
Multifamily	718	--	(14)	(709)	5	--
Land	10,214	25	(104)	(2,044)	50	8,141
Commercial real estate	7,450	2,229	(201)	(1,851)	104	7,731
Total	$28,113	$5,888	$(585)	$(14,020)	$1,139	$20,535

___________________
(1)	Net sales proceeds include $1.4 million of loans made by the Bank to finance certain sales of real estate owned.

Classified Assets. Federal regulations require that each insured savings association risk rate its assets on a regular basis into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. The table below summarizes the Bank's classified assets as of the dates indicated (dollars in thousands):

	September 30, 2012	December 31, 2011	September 30, 2011
Nonaccrual loans	$19,515	$33,954	$46,311
Accruing classified loans	16,688	41,016	43,977
Classified loans	36,203	74,970	90,288
Real estate owned	20,535	28,113	36,294

Total classified assets	$56,738	$103,083	$126,582

Texas Ratio (1)	47.6%	72.5%	81.4%

Classified Assets Ratio (2)	67.4%	120.4%	124.8%

__________________

(1)	Defined as the ratio of nonaccrual loans and real estate owned to Tier 1 capital plus the allowance for loan and lease losses.
(2)	Defined as the ratio of classified assets to Tier 1 capital plus the allowance for loan and lease losses.

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

The allowance for loan and lease losses represents management's estimate of incurred credit losses inherent in the Bank's loan portfolio as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of the Bank's borrowers, adverse situations that have occurred that may affect the borrowers' ability to repay, the estimated value of underlying collateral, and general economic conditions, including unemployment, bankruptcy trends, vacancy rates and the level and trend of home sales and prices. Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the short fall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for loans where the aggregate relationship balance exceeds $250,000 by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans under this threshold are aggregated and included in loan pools with their ALLL calculated as described in the following paragraph. Classified loans where the borrower's total loan relationship exceeds $250,000 are evaluated for impairment on a loan-by-loan basis at least quarterly. Nonaccrual loans and troubled debt restructurings (“TDRs”) are also considered to be impaired loans. TDRs are restructurings in which the Bank, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that the Bank would not otherwise consider.

Groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans which are not on nonaccrual status or TDRs for impairment disclosures. Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Bank considers the characteristics of (1) one- to four-family residential mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating impaired loans from the pools of loans, valuing these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, and economic conditions in the primary market areas.

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

The Company considers its allowance for loan and lease losses of approximately $16.4 million to be adequate to cover losses inherent in its loan portfolio as of September 30, 2012. Actual losses may substantially differ from currently estimated losses. Adequacy of the allowance for loan and lease losses is periodically evaluated, and the allowance could be significantly decreased or increased, which could materially affect the Company's financial condition and results of operations.

The composition of the allowance for loan and lease losses by component and category as of September 30, 2012 and December 31, 2011, is presented below (dollars in thousands):

	September 30, 2012			December 31, 2011
	Specific Loss Allowance	General Loss Allowance	Total	Specific Loss Allowance	General Loss Allowance	Total
One- to four-family residential	$193	$6,095	$6,288	$305	$6,001	$6,306
Home equity and second mortgage	192	349	541	81	612	693
Multifamily residential	--	1,227	1,227	703	1,951	2,654
Commercial real estate	540	6,129	6,669	1,879	5,437	7,316
One- to four-family construction	--	45	45	--	84	84
Other construction and land	166	788	954	280	2,287	2,567
Commercial loans	150	319	469	--	972	972
Consumer loans	--	239	239	45	181	226
Total	$1,241	$15,191	$16,432	$3,293	$17,525	$20,818

Investment Securities Available for Sale. The following table sets forth the carrying values of the Company's investment securities available for sale (dollars in thousands).

	September 30, 2012	December 31, 2011	Increase (Decrease)

Municipal securities	$45,594	$36,613	$8,981
Corporate debt securities	7,913	5,810	2,103
U.S. Government sponsored agency securities	5,007	19,654	(14,647)
Total	$58,514	$62,077	$(3,563)

Municipal securities and corporate debt securities increased due to purchases. U.S. Government sponsored agency securities decreased due to calls. The overall yield of the investment portfolio was 2.65% as of September 30, 2012 compared to 3.12% at December 31, 2011.

Deposits. Changes in the composition of deposits between September 30, 2012 and December 31, 2011, are presented in the following table (dollars in thousands).

	September 30, 2012	December 31, 2011	Increase (Decrease)	% Change

Checking accounts	$129,885	$137,078	$(7,193)	(5.3)%
Money market accounts	41,065	42,033	(968)	(2.3)
Savings accounts	30,239	27,904	2,335	8.4
Certificates of deposit	264,877	291,566	(26,689)	(9.2)

Total deposits	$466,066	$498,581	$(32,515)	(6.5)%

Deposits decreased in the comparison period primarily due to a decrease in certificates of deposit. The Bank reduced the cost of its certificate of deposit accounts with the weighted average cost of funds decreasing from 1.71% at December 31, 2011 to 1.39% at September 30, 2012. The Bank continues its efforts to efficiently and effectively manage its overall balance sheet, its liquidity position and lower its overall cost of deposit funds.  The overall cost of deposit funds decreased from 1.09% at December 31, 2011 to 0.87% at September 30, 2012. Cash and cash equivalents were used to pay deposit withdrawals.

Stockholders' Equity. Stockholders' equity increased approximately $1.3 million from December 31, 2011 to September 30, 2012, primarily due to the net income of $1.3 million for the nine months ended September 30, 2012. See the unaudited condensed consolidated statements of stockholders' equity for the period ended September 30, 2012 contained herein for more detail.

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

The Bank does not use financial instruments with off-balance sheet risk as part of its asset/liability management program or for trading purposes. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

In the normal course of business, the Company makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

●	the origination, purchase or sale of loans;
●	the fulfillment of commitments under letters of credit, extensions of credit on home equity lines of credit, construction loans, and under predetermined overdraft protection limits; and
●	the commitment to fund withdrawals of certificates of deposit at maturity.

The funding period for construction loans is generally six to eighteen months and commitments to originate mortgage loans are generally outstanding for 60 days or less.

At September 30, 2012, the Bank's off-balance sheet arrangements principally included lending commitments, which are described below. At September 30, 2012, the Company had no interests in non-consolidated special purpose entities.

At September 30, 2012, commitments included:

●	total approved loan origination commitments outstanding amounting to $16.9 million, including approximately $849,000 of loans committed to sell;
●	rate lock agreements with customers of $7.5 million, all of which have been locked with an investor;
●	funded mortgage loans committed to sell of $5.8 million;
●	unadvanced portion of construction loans of $1.1 million;
●	unused lines of credit of $16.6 million;
●	outstanding standby letters of credit of $1.9 million;
●	total predetermined overdraft protection limits of $9.8 million; and
●	certificates of deposit scheduled to mature in one year or less totaling $153.0 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $7.5 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at September 30, 2012.

Historically, a very small percentage of predetermined overdraft limits have been used. At September 30, 2012, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.40% of the limit.

In light of the Company's efforts to proactively and effectively manage its level of assets and liabilities and as a result of the current interest rate environment, management cannot estimate the portion of maturing deposits that will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through its current liquidity position, as well as through loan repayments, deposits and borrowings, to meet our current and future commitments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is both a daily and long-term function. The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits; borrowings; payments on outstanding loans; maturities, sales and calls of investment securities and other short-term investments; and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond's call date compared to the coupon rate of the bond. The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits are not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas as well as utilized the services of bulletin board deposit listing services to acquire funds.

On October 11, 2012, the Bank was notified by the FHLB of the Bank's removal from restricted status. This allows the Bank to borrow longer-term FHLB advances with maturities in excess of thirty days. The FHLB continues to retain custody and endorsement of the loans that collateralize the Bank's outstanding borrowings with the FHLB.  The FHLB currently allows an aggregate collateral or lendable value on qualifying loans (as defined) of approximately 75% of the outstanding balance of the loans pledged to the FHLB. During the nine months ended September 30, 2012, FHLB borrowings decreased by $3.5 million or 52.5%. At September 30, 2012, the Bank's additional borrowing capacity with FHLB was $50.0 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a collateral value of $53.2 million less outstanding advances at September 30, 2012 of $3.2 million. Outstanding borrowings with the FHLB are reported as “Other Borrowings” in the Company's Condensed Consolidated Statements of Financial Condition.

The Bank uses qualifying investment securities and qualifying commercial real estate loans as collateral for the discount window. The FRB will permit only certain commercial real estate loans to be pledged as collateral for the discount window. The lendable value of commercial real estate of approximately $6.4 million at September 30, 2012 was 67% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged. In addition, at September 30, 2012, the Bank pledged qualifying investment securities with a collateral value of approximately $11.2 million and a carrying value of approximately $12.9 million to secure transaction settlements. On October 9, 2012, the Bank was notified by the FRB that the Bank is no longer required to pledge collateral to secure account transaction settlements and that the Bank is eligible for primary credit from the Federal Reserve Discount Window as a result of improvement in the Bank's financial condition.

At September 30, 2012, the Bank had short-term funds availability of approximately $175.0 million or 32.2% of Bank assets consisting of borrowing capacity at the FHLB and the FRB, unpledged investment securities, and overnight funds including the balances maintained at the FRB. The Bank anticipates it will continue to rely primarily on deposits, calls and maturities of investment securities, loan repayments, and funds provided from operations to provide liquidity. As necessary, the sources of borrowed funds described above will be used to augment the Bank's funding sources.

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

The Bank's liquidity risk management program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs. The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the board of directors. The program also contains a Contingency Funding Plan that forecasts funding needs and funding sources under different stress scenarios. The Contingency Funding Plan approved by the board of directors is designed to respond to an overall decline in the economic environment, the banking industry or a problem specific to the Bank. A number of different contingency funding conditions may arise which may result in strains or expectation of strains in the Bank's normal funding activities including customer reaction to negative news of the banking industry, in general, or us, specifically. As a result of negative news, some depositors may reduce the amount of deposits held at the Bank if concerns persist, which could affect the level and composition of the Bank's deposit portfolio and thereby directly impact the Bank's liquidity, funding costs and net interest margin. The Bank's funding costs may also be adversely affected in the event that activities of the FRB and the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company's results of operations, financial condition, future prospects, and stock price.

Since the Company is a holding company and does not conduct independent operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources. The Company and the Bank are currently not permitted to declare or pay dividends or make any other capital distributions without the prior written approval of the FRB and the OCC, respectively, as successors to the OTS. The Company funds its expenses from cash deposits maintained in the Bank, which amounted to $1.6 million at September 30, 2012.

At September 30, 2012, the Bank's core and risk-based capital ratios amounted to 12.48% and 19.47%, respectively, compared to required core and total risk-based capital ratios of 8% and 12% per the Bank Order.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company cautions readers not to place undue reliance on any forward-looking statements. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause actual results for 2012 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us and could negatively affect the Company's operating and stock performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of the Company's asset and liability management position as well as the potential impact of interest rate changes upon the market value of the Bank's net portfolio value of equity, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2012.  There has been no material change in the Company's asset and liability position or the Bank's net portfolio value of equity since December 31, 2011.

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

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, during the second quarter of 2012, the Company migrated its operational software system. This migration affected the deposit and loan processing functions of the Bank as well as the general ledger system. Extensive data verification processes were performed throughout the Bank leading up to the conversion and post-conversion. In addition, our internal audit department reviewed the financial reporting control activities and narratives for each of the Company's business cycles that had previously been identified for the Company's testing of internal control over financial reporting. Each major area of the Company that has a direct impact on the creation of data that is used in the financial reporting process asserted that the conversion did not create material changes in the Company's system of internal controls over financial reporting.

Part II. Other Information

Item 1.        Legal Proceedings

Neither the Company nor the Bank is a party to or involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.      Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A. of the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2012.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any securities during the third quarter of 2012. The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the OCC, as successor to the OTS.

Item 6.        Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	October 31, 2012	By:	/s/ W. Dabbs Cavin
W. Dabbs Cavin
Chief Executive Officer

Date:	October 31, 2012	By:	/s/ Sherri R. Billings
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