Form 10-K
period 2012-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2013-03-08
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer  ☐        Accelerated Filer  ☐         Non-accelerated Filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2012, the aggregate value of the 3,738,736 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 15,563,867 shares held by affiliates of the Registrant as a group, was approximately $30.3 million.  This figure is based on the last sales price of $8.10 per share of the Registrant’s Common Stock on June 30, 2012.

Number of shares of Common Stock outstanding as of March 6, 2013:  19,302,603

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (Part III, Items 10 through 14)

First Federal Bancshares of Arkansas, Inc.
Form 10-K
For the Year Ended December 31, 2012

PART I.

Item 1.  Business

GENERAL

First Federal Bancshares of Arkansas, Inc.  First Federal Bancshares of Arkansas, Inc. (the "Company") is an Arkansas corporation originally organized in Texas in January 1996 by First Federal Bank ("First Federal" or the "Bank") for the purpose of becoming a unitary holding company of the Bank.  The Company reincorporated from the State of Texas to the State of Arkansas on July 20, 2011. The significant asset of the Company is the capital stock of the Bank.  The business and management of the Company consists of the business and management of the Bank.  The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time.  Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.  At December 31, 2012, the Company had $530.4 million in total assets, $460.7 million in total liabilities and $69.7 million in stockholders' equity.

The Company’s primary regulator is the Federal Reserve Bank (“FRB”), as successor to the Office of Thrift Supervision (the “OTS”). See “Regulation – Transfer of OTS Powers” below.

The Company's principal executive office is located at the home office of the Bank at 1401 Highway 62-65 North, Harrison, Arkansas 72601, and its telephone number is (870) 741-7641. The Bank also has executive offices in Little Rock, Arkansas.

First Federal Bank.  The Bank is a federally chartered stock savings and loan association formed in 1934. As of December 31, 2012, First Federal conducted business from its home office, one limited service office, thirteen full service branch offices located in a six county area in Arkansas (comprised of Benton and Washington counties in Northwest Arkansas; Carroll, Boone, Marion and Baxter counties in North-central Arkansas) and a loan production office located in Little Rock, Arkansas. First Federal's deposits are insured by the Deposit Insurance Fund ("DIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum extent permitted by law.

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

The Bank is regulated by the Office of the Comptroller of the Currency ("OCC"), which is the Bank's chartering authority and primary regulator, as successor to the OTS. See “Regulation – Transfer of OTS Powers” section below.  The Bank is also regulated by the FDIC, the administrator of the DIF.  The Bank is also subject to certain reserve requirements established by the Board of Governors of the FRB and is a member of the Federal Home Loan Bank of Dallas ("FHLB").

Cautionary Statement About Forward-Looking Statements
This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company cautions readers not to place undue reliance on any forward-looking statements.  The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  These risks could cause actual results for 2013 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s operating and stock performance.

Employees
The Bank had 167 full-time employees and 25 part-time employees at December 31, 2012, compared to 186 full-time employees and 35 part-time employees at December 31, 2011.   None of these employees is represented by any union or similar group, and the Bank believes that it enjoys good relations with its personnel.

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

Competition
The Bank faces strong competition both in attracting deposits and making loans.  Its most direct competition for deposits has historically come from commercial banks, other savings associations and credit unions.  In addition, the Bank has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities.  The ability of the Bank to attract and retain savings and certificates of deposit depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.  The Bank’s ability to increase checking deposits depends on offering competitive checking accounts and promoting these products through effective channels.  Additionally, the Bank offers convenient hours, locations and online services to maintain and attract customers.

The Bank experiences strong competition for loans principally from commercial banks, other savings associations, and mortgage companies.  The Bank competes for loans principally through the interest rates and loan fees charged and the efficiency and quality of services provided.

In the combined market area of Benton, Washington, Carroll, Boone, Marion, and Baxter counties, the Bank has the third largest market share out of 40 institutions with 4.39% of the deposit market at June 30, 2012 compared to 5.03% at June 30, 2011.

Corporate Overview

Accomplishments. During 2012, significant progress has been made in the rehabilitation of the Bank, including the following key accomplishments:

•	Reduced nonperforming assets, which includes nonaccrual loans, accruing loans over 90 days past due, and real estate owned (“REO”), by $27.0 million or 43.2%,
•	Reduced the Classified Assets Ratio, defined as the ratio of classified assets to Tier 1 capital plus the allowance for loan and lease losses, from 120.4% to 61.6%,
•	Reduced the Texas Ratio, defined as the ratio of nonaccrual loans and REO to Tier 1 capital plus the allowance for loan and lease losses, from 72.5% to 42.7%, and
•	Improved the Bank’s operational efficiency and reduced overall staffing levels.

The primary drivers in improving the Bank’s nonperforming assets and classified loans were the Bank’s concerted efforts to work out or settle nonperforming loans and to aggressively market REO properties for sale, resulting in repayments on nonaccrual loans of $10.6 million and sales of REO of $18.3 million.  The above accomplishments resulted in a return to profitability for the year ended December 31, 2012, and the removal of the Bank’s Cease and Desist Order on January 15, 2013.

Operating Strategy.  The Bank’s mission is to be a high-performing bank.  The Bank plans to achieve this goal by executing the following key strategies:

•	Continuing to focus on reducing problem assets,
•	Evaluating all areas of the Bank operations for improvements to existing processes with an objective of cost savings and/or revenue enhancements,
•	Building high-quality and profitable banking relationships,
•	Developing a performance-based culture,
•	Refining and expanding the delivery of commercial banking products to market segments historically underserved by the Bank,
•	Expanding market share by opening new branch locations and pursuing opportunities to acquire other financial institutions or branches, and
•	Providing exceptional customer service to attract and retain customers.

Termination of Regulatory Enforcement Action. On January 15, 2013, the OCC issued an order terminating the Cease and Desist Order issued by the OTS on April 12, 2010 (the "Bank Order"), effective immediately. The basis of the OCC's decision to terminate the Bank Order was its conclusion that "the protection of depositors, other customers and shareholders of the Bank as well as its safe and sound operation do not require the continued existence of said Order." The action also terminated the related Stipulation and Consent to Issuance of Order to Cease and Desist between the Bank and the OTS.

The Bank Order imposed certain restrictions on the Bank, including lending and dividend restrictions. In particular, the Bank was required to seek the prior non-objection from the OCC before making certain kinds of loans. The Bank Order also required the Bank to take certain actions, including the submission to the OCC of capital plans to, among other things, preserve and enhance the capital of the Bank. The foregoing description of the Bank Order is qualified in its entirety by reference to the Bank Order, a copy of which was attached as Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010.

The Company remains subject to the Cease and Desist Order issued by the OTS (the "Company Order") on April 12, 2010. The Company Order is administered by the Company's primary regulator, the FRB, as successor to the OTS.  The Company Order will remain in effect until terminated by the FRB.

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

•
The Company sold to Bear State (i) 15,425,262 post-Reverse Split shares (the “First Closing Shares”) of the Company’s common stock at $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, and (ii) a warrant (the “Investor Warrant”) to purchase 2 million post-Reverse Split shares of common stock at an exercise price of $3.00 per share (or $0.60 per share pre-Reverse Split) (the date on which such sale occurred, the “First Closing”).  The First Closing occurred on May 3, 2011. The Investor Warrant has not been exercised as of December 31, 2012, and is scheduled to expire June 27, 2014.

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

Lending Activities

General.  At December 31, 2012, the Bank's portfolio of net loans receivable amounted to $337.3 million or 63.6% of the Company's total assets.  The Bank has traditionally concentrated its lending activities on loans collateralized by real estate, with $331.3 million or 93.8% of the Bank's total portfolio of loans receivable ("total loan portfolio") consisting of loans collateralized by real estate at December 31, 2012.  Net loans receivable consists of the Bank’s total loan portfolio of $353.2 million net of the allowance for loan and lease losses of $15.7 million and unearned discounts and net deferred loan costs of approximately $188,000.

Origination, Purchase and Sale of Loans.  The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and policies established by the Bank’s Board of Directors and management.  Loan originations are obtained from a variety of sources, including realtor referrals, walk-in customers to the Bank’s branch locations, solicitation by loan officers, radio, and newspaper advertising and the Bank’s Internet website. From time to time, the Bank will also purchase loan participations from other financial institutions.

To minimize interest rate risk, fixed rate one- to four-family residential mortgage loans with terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market.  The rights to service such loans are typically sold with the loans. This allows the Bank to provide its customers competitive long-term fixed rate mortgage products while not exposing the Bank to undue interest rate risk.  These loans are originated subject to Fannie Mae, Freddie Mac and the specific investor’s underwriting guidelines.  The Secondary Market Department of the Bank typically locks and confirms the purchase price of the loan on the day of the loan application, which protects the Bank from market price movements and ensures that the Bank will receive a fair and reasonable price on the sale of the respective loan.  In 2012 and 2011, the Bank’s secondary market loan sales amounted to $45.8 million and $33.8 million, respectively.  The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans on the secondary market, the Bank periodically sells larger commercial loans or participations in such loans in order to comply with the Bank’s loans to one borrower limit or for credit diversification purposes.  In such situations, the loans are typically sold with servicing retained.  During 2012 no such loans were sold and in 2011 loans sold amounted to approximately $7.0 million.  At December 31, 2012 and 2011, the balances of loans sold with servicing retained were approximately $8.7 million and $13.4 million, respectively.   Loan servicing fee income for the years ended December 31, 2012 and 2011 was approximately $7,000 and $24,000, respectively.

Loans to One Borrower.  A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  At December 31, 2012, the Bank's limit on loans to one borrower was approximately $12.5 million compared to $13.0 million at December 31, 2011.  At December 31, 2012, the Bank's largest loan or group of loans to one borrower, including persons or entities related to the borrower, amounted to $9.8 million, including undisbursed loan funds.  The Bank's ten largest loans or groups of loans to one borrower, including persons or entities related to the borrower, including unfunded commitments, totaled $74.4 million at December 31, 2012.  None of these loans were on nonaccrual status at December 31, 2012.

One- to Four-Family Residential Real Estate Loans.  At December 31, 2012, $149.5 million or 42.3% of the Bank's total loan portfolio consisted of one- to four-family residential real estate loans.   Of the $149.5 million of such loans at December 31, 2012, $98.8 million or 66.1% had adjustable rates of interest and $50.7 million or 33.9% had fixed rates of interest. At December 31, 2012, the Bank had $6.6 million of nonaccrual one- to four-family residential real estate loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank currently originates both fixed rate and adjustable rate one- to four-family residential mortgage loans to be sold into the secondary market.  The Bank's fixed rate loans to be held in portfolio are typically originated as simple interest loans with a balloon maturity of up to five years and an amortization period generally not more than fifteen years.  The Bank's one- to four-family loans are typically originated under terms, conditions and documentation that permit them to be sold to U.S. Government-sponsored agencies such as Fannie Mae or Freddie Mac.  The Bank's residential loans typically include "due on sale" clauses.

As of December 31, 2012, the Bank's portfolio included adjustable rate mortgage loans that provide for an interest rate which adjusts every one, three, five or seven years in accordance with a designated index plus a margin.  Such loans are typically based on a 15-, 20-, 25- or 30-year amortization schedule.  The amount of any increase or decrease in the interest rate per one- or three-year period is generally limited to 2%, with a limit of 6% over the life of the loan.  The Bank’s five-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 3%, with a limit of 6% over the life of the loan.  The Bank's seven-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 5%, with a limit of 5% over the life of the loan.  The Bank's adjustable rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties, do not provide for negative amortization and typically contain "due on sale" clauses. The Bank generally underwrote its one- and three-year adjustable rate loans on the basis of the borrowers’ ability to pay at the rate after the first interest rate adjustment.  Adjustable rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

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

Home Equity and Second Mortgage Loans.   At December 31, 2012, $8.5 million or 2.4% of the Bank’s total loan portfolio consisted of home equity and second mortgage loans.  At December 31, 2012, the unused portion of home equity lines of credit was $2.6 million.  At December 31, 2012, the Bank had nonaccrual home equity and second mortgage loans totaling $381,000.  See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank’s home equity and second mortgage loans are fixed rate loans with fully amortized terms of up to fifteen years, variable rate interest-only loans with terms up to three years, or home equity lines of credit.  The variable rate loans are typically tied to the Wall Street Journal Prime Rate (“Prime Rate”), plus a margin commensurate with the risk as determined by the borrower’s credit score.  Although the Bank no longer offers balloon maturities longer than five years, at December 31, 2012, the Bank’s portfolio included loans with balloon maturities of five, seven, and ten years.  The home equity lines of credit are typically either fixed rate for a term of no longer than one year or variable rate with terms up to five years.  The Bank generally limits the total loan-to-value on these mortgages to 90% of the value of the secured property if the Bank holds the first mortgage and 80% if the first mortgage is held by another party.

Multifamily Residential Real Estate Loans.  At December 31, 2012, $20.8 million or 5.9% of the Bank's total loan portfolio consisted of loans collateralized by multifamily residential real estate properties.  At December 31, 2012, the Bank did not have any nonaccrual multifamily real estate loans.

The Bank has originated both fixed rate and adjustable rate multifamily loans.  Fixed rate loans are generally originated with amortization periods not to exceed 25 years, and typically have balloon periods of three, five or seven years.  Adjustable rate loans are typically amortized over terms up to 25 years, with interest rate adjustments every three to seven years.  Loan-to-value ratios on the Bank's multifamily real estate loans are currently limited to 80%.  It is also the Bank's general policy to obtain loan guarantees, as applicable, on its multifamily residential real estate loans from the principals of the borrower.

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

Commercial Real Estate Loans.  At December 31, 2012, $138.0 million or 39.1% of the Bank's total loan portfolio consisted of loans collateralized by existing commercial real estate properties.  At December 31, 2012, the Bank had nonaccrual commercial real estate loans of $7.2 million. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the Bank’s commercial real estate loans are collateralized by properties such as office buildings, strip and small shopping centers, churches, convenience stores, mini-storage facilities and hotels/motels. Loans to borrowers that are corporations, limited liability companies, trusts, or other such legal entities are also typically personally guaranteed by the principals of the respective entity.  The financial strength of the guarantors of the loan is also a primary underwriting factor.

Regulatory guidelines and the Bank’s policy require that properties securing commercial real estate loans are appraised by licensed real estate appraisers pursuant to state licensing requirements and federal regulations. The Bank underwrites commercial real estate loans specifically in relation to the type of property being collateralized.  Sustainable cash flows and occupancy rates are primary considerations when underwriting these loans. The Bank also considers the quality and location of the real estate, the creditworthiness of the borrower, the cash flow of the project, and the quality of management involved with the property.  As part of the underwriting of these loans, the Bank prepares a cash flow analysis that includes a vacancy rate projection, expenses for taxes, insurance, maintenance and repair reserves as well as debt coverage ratios.  The Bank’s commercial real estate loans are generally originated with amortization periods not to exceed 25 years.  Generally, the Bank has structured these on three to ten year balloon terms. Recently and to the extent possible, the Bank has made or renewed these credits at variable rates priced with a margin tied to the Prime Rate commensurate with the risk of the credit.  The Bank attempts to keep maturities of these loans as short as possible in order to enable the Bank to better manage its interest rate sensitivity.

Commercial real estate lending entails additional risks as compared to the Bank’s one- to four-family residential property loans. The repayment on such loans is typically dependent on the successful operation of the real estate project, which is sensitive to changes in supply and demand conditions in the market for commercial real estate, and on regional and economic conditions.

Construction and Land Loans.  At December 31, 2012, construction loans, including land loans, amounted to $14.6 million or 4.1% of the Bank’s total loan portfolio.  At December 31, 2012, the Bank had $130,000 of nonaccrual one- to four-family construction loans and $4.0 million of nonaccrual other construction and land loans.  See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Commercial Loans.  The Bank also offers secured and unsecured commercial loans.  Secured commercial loans are primarily secured by equipment, inventory and accounts receivable.  At December 31, 2012, such loans amounted to $16.1 million or 4.6% of the total loan portfolio.  At December 31, 2012, the Bank had nonaccrual commercial loans of $402,000.  See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank's commercial loans are originated with fixed and variable interest rates and maturities between one and five years.  These loans are typically based on a maximum fifteen year amortization schedule.

Consumer Loans.  The consumer loans offered by the Bank primarily include automobile loans, deposit account secured loans, and unsecured loans.  Consumer loans amounted to $5.8 million or 1.7% of the total loan portfolio at December 31, 2012, of which $1.8 million consisted of automobile loans and $4.0 million consisted of other consumer loans.  At December 31, 2012, the Bank had nonaccrual consumer loans of $26,000.  See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Sources of Funds

General.  Deposits are the primary source of the Bank's funds for lending and other investment purposes.  In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and interest payments, maturities and calls of investment securities, and advances from the FHLB.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings are used when funds from loan and deposit sources are insufficient to meet funding needs.  FHLB advances are the primary source of borrowings.

Deposits.  The Bank's deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts and term certificate accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, early withdrawal penalties and the interest rate.

The Bank considers its primary market area to be Central, Northcentral and Northwest Arkansas.  The Bank utilizes traditional marketing methods to attract new customers and deposits.  The Bank does not advertise for retail deposits outside of its primary market area and management believes that non-residents of Arkansas held an insignificant number of deposit accounts at December 31, 2012.  Services of deposit brokers have been used on a limited basis with less than $100,000 of such deposits at December 31, 2012. In addition, the Bank uses non-brokered institutional internet certificates of deposit as an additional source of funds to augment the retail CD market.  At December 31, 2012, internet certificates of deposit were 7.3% of deposits.

The Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Bank intends to continue to offer longer-term deposits to the extent possible and consistent with its asset and liability management goals. In addition, the Bank may use brokered deposits when this alternative funding source provides more cost effective deposits with terms that are consistent with its asset and liability management goals.

Borrowed funds.  The Bank utilizes FHLB advances in its normal operating and investing activities when this funding source offers cost effective funds that are consistent with the Bank’s asset and liability management goals.  The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans.  Pledged collateral is held in the custody of the FHLB.  On October 11, 2012, the Bank was notified by the FHLB of the Bank’s removal from restricted status, which allows the Bank to borrow longer-term FHLB advances with maturities in excess of thirty days.

At December 31, 2012, the Bank’s additional borrowing capacity with the FHLB was $56.2 million, comprised of qualifying loans collateralized by first-lien one- to four-family residences with a collateral value of $59.3 million less outstanding advances at December 31, 2012 of $3.1 million.

The FHLB has custody and endorsement of the loans that collateralize outstanding borrowings with the FHLB.  Qualifying loans (i) must not be 90 days or more past due; (ii) must not have been in default within the most recent twelve-month period, unless such default has been cured in a manner acceptable to the FHLB; (iii) must relate to real property that is covered by fire and hazard insurance in an amount at least sufficient to discharge the mortgage loan in case of loss and as to which all real estate taxes are current; (iv) must not have been classified as substandard, doubtful, or loss by the Bank’s regulating authority or the Bank; and (v) must not secure the indebtedness to any director, officer, employee, attorney, or agent of the Bank or of any FHLB.  The FHLB currently allows an aggregate lendable value on the qualifying loans of approximately 90% of the collateral value of the loans pledged to the FHLB.

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. In addition to investments in service corporations, the Bank is permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which the Bank may engage directly.  The Bank's only subsidiary, First Harrison Service Corporation (the "Service Corporation"), was formed in 1971.  At December 31, 2012, the Service Corporation was inactive.

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

Transfer of OTS Powers. Effective July 21, 2011, one year after the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), signed into law on July 21, 2010, the OTS was eliminated and its powers transferred to the FDIC, the OCC and the FRB. The OCC assumed supervisory oversight of federal savings associations and became the primary regulator of the Bank.  The FRB assumed oversight of all savings and loan holding companies and became the primary regulator of the Company.

The Company

General.  The Company, as a savings and loan holding company within the meaning of the Home Owners’ Loan Act ("HOLA"), has registered with the FRB and is subject to FRB regulations, examinations, supervision and reporting requirements.  The most recent regulatory examination of the Company by the FRB was conducted during the first quarter of 2013.  As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

Holding Company Acquisitions.  Federal law generally prohibits a savings and loan holding company, without prior FRB approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets thereof or more than 5% of the voting shares thereof unless the target entity is already a subsidiary.  These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OCC.

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

The activities savings and loan holding companies may engage in include:

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2012, the Bank was in compliance with the above restrictions.  The Company Order prohibits the Company from engaging in transactions with the Bank, except exempt transactions under 12 CFR 223 and intercompany cost-sharing transactions and tax sharing transactions, without the prior written non-objection of the OCC and the FRB.

The Bank

General.  The OCC has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, savings institutions are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC and the FDIC.  The most recent regulatory examination of the Bank by the OCC was a limited scope exam conducted in the fourth quarter of 2012.  The most recent full scope exam was conducted in the second quarter of 2012. Federal laws and regulations prescribe the investment and lending authority of savings institutions, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.

The OCC's enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including the filing of misleading or untimely reports with the OCC.

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

FDIC insurance expense totaled $1.0 million and $1.4 million in 2012 and 2011, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds.

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

Current OCC capital standards require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 4.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets.  Capital regulations define core capital and tangible capital as equity in accordance with GAAP, adjusted for unrealized gains and losses on certain available for sale securities, less investments in nonincludable subsidiaries, less goodwill and other intangible assets, less certain nonqualifying equity instruments, plus noncontrolling interests in includable consolidated subsidiaries, plus nonwithdrawable deposits of mutual associations.  Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not materially affect the Bank's regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital.  Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and the allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets.  In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets.  The risk weights assigned by the OCC for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multifamily residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

New Proposed Capital Rules. On June 7, 2012, the FRB issued proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC subsequently issued these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011. The FRB’s proposed rules were subject to a comment period that ended October 22, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. Although initially proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 12, 2012, that they did not expect any of the proposed Basel III standards to become effective on that date.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Management will continue to monitor these and any future proposals submitted by its regulators.

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

At December 31, 2012, the Bank had total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of 19.77%, 18.49% and 12.73%. As of December 31, 2012, the Bank Order required the Bank to maintain its Tier 1 (core) capital and total risk-based capital ratios at 8% and 12%, respectively.  On January 15, 2013, the OCC issued an order terminating the Bank Order, effective immediately. The action also terminated the related Stipulation and Consent to Issuance of Order to Cease and Desist between the Bank and the OTS.  On January 15, 2013, the Bank agreed with the OCC to maintain a minimum Tier 1 (core) capital ratio of at least 8% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk-weighted assets.

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

Currently, the QTL test requires either (i) that a savings association qualifies as a domestic building and loan association as defined in Section 7701 (a)(19) of the Internal Revenue Code of 1986, as amended, (the “Code”) or (ii) that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; educational loans; small business loans; loans made through credit cards or credit card accounts; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB; and direct or indirect obligations of the FDIC.  In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; investments in a service corporation that derives at least 80% of its gross revenues from activities related to domestic or manufactured residential housing; 200% of the amount of loans and investments in “starter homes”; 200% of the amount of certain loans in “credit-needy” areas; loans for the purchase, construction, development, or improvements of “community service facilities” not in credit-needy areas; loans for personal, family, or household purchases (other than those in the includable without limit category); and stock issued by the FHLMC or the FNMA.  Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets.  At December 31, 2012, the qualified thrift investments of the Bank were approximately 77.4% of its portfolio assets.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At December 31, 2012, the Bank had $3.1 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the sum of 0.04% of total assets as of the previous December 31 and 4.10% of outstanding advances.  At December 31, 2012, the Bank had $375,000 in FHLB stock, which was in compliance with this requirement.  No ready market exists for such stock and it has no quoted market value.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits.  As of December 31, 2012, no reserves were required to be maintained on the first $12.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $67.1 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% against all remaining net transaction accounts.  Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at an FRB, the effect of this reserve requirement is to reduce an institution's earning assets.

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

Bad Debt Reserves.  Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as the Bank, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers.  Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the reserve method of Section 593 of the Code. As a result of the Act, the Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders.  The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  Distribution of a cash dividend by a thrift institution to a shareholder is treated as made:  first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper.  To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves.  As of December 31, 2012, the Bank's pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

Net Operating Loss Carryovers.  A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2012, the Bank had a $15.2 million NOL for federal income tax purposes that will be carried forward. The federal NOL was limited based on Bear State’s investment in the Company on May 3, 2011, as it constituted an “ownership change” as defined in the Code. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.  The annual limit under Section 382 is approximately $405,000.

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

Deferred Taxes.  A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2012 and December 31, 2011. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•	The Company has a long history of earnings profitability prior to 2009 and returned to profitability in 2012.
•	Future reversals of certain deferred tax liabilities.

As part of its analysis, the Company considered the following negative evidence:

•	The Company may not meet its projections concerning future taxable income.
•	Although the Company returned to profitability in 2012, positive taxable income has not been attained.
•	Limitations on the Company’s ability to utilize its pre-change NOLs and certain recognized built-in losses to offset future taxable income pursuant to Section 382 of the Internal Revenue Code.

At December 31, 2012, and December 31, 2011, based on the negative evidence presented, the Company determined that a valuation allowance relating to both the federal and state portion of our deferred tax asset was necessary.  In addition, the determination for the state deferred tax asset included negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $18.1 million and $4.7 million at December 31, 2012 were recorded for the federal deferred tax asset and the state deferred tax asset, respectively.

Other Matters.  The Bank's federal income tax returns for the tax years ended December 31, 2009 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

The Bank is subject to the Arkansas corporation income tax, which is a progressive tax rate up to a maximum of 6.5% of all taxable earnings.

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

Future bank failures across the country could significantly increase FDIC premiums.

Difficult economic conditions in recent years have resulted in higher bank failures and expectations of future bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding. Recent bank failures have substantially depleted the insurance fund of the FDIC and reduced the fund's ratio of reserves to insured deposits.  If the FDIC elects to increase deposit insurance premiums and assessments, noninterest expense could increase significantly.

Future bank failures in local markets could cause increased and bulk sales of bank-owned properties, reducing the value of our REO, resulting in additional losses, costs and expenses that may negatively affect the Company’s operations.

Further bank failures in the Bank’s geographic regions could adversely impact the value of REO. Declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of real estate loans and resulted in significant write-downs of assets by many financial institutions in our markets.  Future bank failures in the areas in which the Bank operates would exacerbate these conditions. Such effects may be particularly pronounced in a market like Northwest Arkansas with reduced real estate values and excess inventory, which may make the disposition of REO properties more difficult, increase maintenance costs and expenses, and reduce the Company’s ultimate realization from any REO sales. At December 31, 2012 and 2011, the Company had $16.7 million and $28.1 million of REO, respectively. If the amount of REO in our market areas increases, the Company’s losses and the costs and expenses of maintaining the real estate would likely increase. Any additional increase in losses, and maintenance costs and expenses due to REO could have a material adverse impact on the Company’s business, results of operations and financial condition.

The current economic environment poses significant challenges for us and could continue to adversely affect the Company’s financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by declines in the real estate market and constrained financial markets in recent years.  These declines, especially in the housing market, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by the Bank and other financial institutions.  Additional or recurring declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Bank’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial services industry.  For example, further deterioration in local economic conditions in the Company’s markets could drive losses beyond that which is provided for in its allowance for loan and lease losses or could require further write-downs of the Bank’s real estate owned.  The Company may also face the following risks in connection with these events:

▪
Economic conditions in the Bank’s markets that negatively affect housing prices and the job market have resulted, and may continue to result, in deterioration in credit quality of the Bank’s loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business and financial condition.

▪	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

▪
The processes the Company uses to estimate the allowance for loan and lease losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

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

The Bank has an elevated percentage of nonperforming loans and classified assets relative to total assets.  If the allowance for loan and lease losses is not sufficient to cover actual loan losses, results of operations will be adversely affected.

At December 31, 2012, nonperforming loans totaled $18.8 million, representing 5.32% of total loans and 3.55% of total assets. At December 31, 2012, real estate owned totaled $16.7 million or 3.1% of total assets. As a result, the Company’s total nonperforming assets amounted to $35.5 million or 6.7% of total assets at December 31, 2012. Further, assets classified by management as substandard, including nonperforming loans and real estate owned, totaled $51.2 million, representing 9.6% of total assets.  At December 31, 2012, the allowance for loan and lease losses was $15.7 million, representing 83.28% of nonperforming loans.  In the event loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, significant loan losses could result, which could have a material adverse effect on the Company’s financial condition and results of operations.

Management maintains an allowance for loan and lease losses based upon, among other things:

• historical experience;
• repayment capacity of borrowers;
• an evaluation of local, regional and national economic conditions;
• regular reviews of delinquencies and loan portfolio quality;
• collateral evaluations;
• current trends regarding the volume and severity of problem loans;
• the existence and effect of concentrations of credit; and
• results of regulatory examinations.

Based on these factors, management makes various assumptions and judgments about the ultimate collectability of the respective loan portfolios.  The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and management must make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, the Board of Directors and the OCC periodically review the allowance for loan and lease losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. The OCC’s judgments may differ from management.  While management believes that the allowance for loan and lease losses is adequate to cover current losses, management may determine that an increase in the allowance for loan is needed and lease losses or regulators may require an increase in the allowance. Either of these occurrences could materially and adversely affect the Company’s financial condition and results of operations.

A portion of the loan portfolio is related to commercial real estate, construction, commercial business and consumer lending activities and certain loans are secured by vacant or unimproved land. Uncertainties related to these lending activities may negatively impact these loans and could adversely impact results of operations.

As of December 31, 2012, approximately 43% of loans were related to commercial real estate and construction projects. Commercial real estate and construction lending generally is considered to involve a higher degree of risk than single family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  The loan portfolio also includes commercial business loans to small- to medium-sized businesses, which generally are secured by various equipment, machinery and other corporate assets, and a variety of consumer loans, including automobile loans, deposit account secured loans and unsecured loans.  Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.  In addition, a portion of the loan portfolio is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved one- to four-family residential property.  Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are susceptible to adverse conditions in the real estate market and local economy.  Uncertainties related to these lending activities could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations.

The Company and the Bank operate in a heavily regulated environment, and that regulation could limit or restrict our activities and adversely affect the Company’s financial condition.

The financial services industry is highly regulated and subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the OCC, the FRB and the FDIC.  Compliance with these regulations is costly and may restrict some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices.  The regulators’ interpretation and application of relevant regulations are beyond our control and may change rapidly and unpredictably.  Banking regulations are primarily intended to protect depositors.  These regulations may not always be in the best interest of investors.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Over the past several years, the U.S. financial regulators responding to directives of the Obama Administration and Congress have intervened on an unprecedented scale. New legislative proposals continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including with respect to compensation, interest rates and the effect of bankruptcy proceedings on consumer real property mortgages. Further, federal and state regulatory agencies may adopt changes to their regulations and/or change the manner in which existing regulations are applied. Management cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulation to the Company or the Bank. Compliance with current and potential regulation and scrutiny may significantly increase costs, impede the efficiency of internal business processes, require us to increase regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance. Additionally, evolving regulations concerning executive compensation may impose limitations that affect our ability to compete successfully for executive and management talent.

In addition, given the current economic and financial environment, our regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have discretion in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of our asset quality differs from ours, additional charges may be required that would have the effect of materially reducing our earnings, capital ratios and stock price.

The U.S. Congress passed the Dodd-Frank Act on July 21, 2010, which includes sweeping changes in the banking regulatory environment.  The Dodd-Frank Act changed our primary regulator and may, among other things, restrict or increase the regulation of certain business activities and increase the cost of doing business. While many of the provisions in the Dodd-Frank Act are aimed at larger financial institutions, and some will affect only institutions with different charters or institutions that engage in activities, it will likely increase the Company and the Bank’s regulatory compliance burden and may have other adverse effects, including increasing the costs associated with regulatory examinations and compliance measures. The Company and the Bank are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effects of the Dodd-Frank Act on the Company and the Bank is still undetermined, the law is likely to result in increased compliance costs, higher fees paid to regulators, and possible operational restrictions.

Further, the U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulation or policies, including the Dodd-Frank Act, could affect the Company or the Bank in substantial and unpredictable ways, including limiting the types of financial services and products offered or increasing the ability of non-banks to offer competing financial services and products. While management cannot predict the regulatory changes that may be borne out of the current economic crisis, and cannot predict whether the Company or the Bank will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations and other institutions. Management cannot predict whether additional legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on the business, financial condition or results of operations of the Company and the Bank.

The Company and the Bank could be materially and adversely affected if any of our officers or directors fails to comply with bank and other laws and regulations.

The Company and the Bank are subject to extensive regulation by U.S. federal and state regulatory agencies and face risks associated with investigations and proceedings by regulatory agencies, including those that we may believe to be immaterial. Like any corporation, we are also subject to risk arising from potential employee misconduct, including non-compliance with policies. Any interventions by authorities may result in adverse judgments, settlements, fines, penalties, injunctions, suspension or expulsion of our officers or directors from the banking industry or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the industry. Significant regulatory action against the Company or the Bank or its officers or directors could materially and adversely affect the Company and the Bank’s business, financial condition or results of operations or cause significant reputational harm.

Changes in interest rates could have a material adverse effect on the Bank’s operations.

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect net interest income by affecting the difference between the weighted average yield earned on interest earning assets and the weighted average rate paid on interest bearing liabilities, or interest rate spread, and the average life of interest earning assets and interest bearing liabilities.  Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.  In particular, the Company had $53.3 million of investment securities at December 31, 2012, all of which were classified as available for sale.  At December 31, 2012, the investment securities portfolio had a net unrealized gain of $763,000.  A significant and prolonged increase in interest rates will have a material adverse effect on the fair value of the investment securities portfolio and, accordingly, stockholders’ equity.  Results of operations may be adversely affected during any period of changes in interest rates due to a number of factors which can have a material adverse impact on the Bank’s interest rate risk position.  Such factors include among other items, call features and interest rate caps and floors on various assets and liabilities, prepayments, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

The Bank may incur increased employee benefit costs which could have a material adverse effect on its financial condition and results of operations.

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

On April 30, 2010, the Board of Directors of the Bank elected to freeze the Pentegra DB Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra DB Plan and closing the Pentegra DB Plan to new participants as of that date. The Pentegra DB Plan is noncontributory and prior to July 1, 2010 covered substantially all employees. Since July 1, 2010, the Bank has continued to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan.  The level of amortization charges is determined by the Pentegra DB Plan's funding shortfall, which is determined by comparing the Pentegra DB Plan’s liabilities to the Pentegra DB Plan’s assets.  Net pension expense was approximately $566,000 and $630,000 for the years ended December 31, 2012 and 2011, respectively, and contributions to the Pentegra DB Plan totaled $991,000 and $139,000 for the years ended December 31, 2012 and 2011, respectively. Future pension funding requirements, and the timing of funding payments, are also subject to changes in legislation. Based on factors that influence the levels of plan assets and liabilities, such as the level of interest rates and the performance of plan assets, it is reasonably possible that events could occur that would materially change the estimated amount of the Bank’s required contribution in the near term. Additionally, if the Bank were to terminate its participation in the Pentegra DB Plan, the Bank could incur a significant withdrawal liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

The Company and the Bank face strong competition that may adversely affect profitability.

The Company and the Bank are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including commercial banks, savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies, and with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers.  Many of our competitors are larger financial institutions with substantially greater resources, lending limits, and larger branch systems. These competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services.  Competition from both bank and non-bank organizations will continue. Our inability to compete successfully could adversely affect profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

An inability to make technological advances may reduce the Company and the Bank’s ability to successfully compete.

The banking industry is experiencing rapid changes in technology.  In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs.  As a result, the Company and the Bank’s future success will depend in part on the ability to address customers’ needs by using technology.  The Company and the Bank may be unable to effectively develop new technology-driven products and services and may be unsuccessful in marketing these products to our customers.  Many competitors have greater resources to invest in technology. Any failure to keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company and the Bank’s business, financial condition and results of operations.

The Company and the Bank are subject to security and operational risks relating to technology that could damage our reputation and our business.

Security breaches in internet banking activities could expose the Company and the Bank to possible liability and reputational damage.  Any security compromise could also deter customers from using internet banking services that involve the transmission of confidential information.  The Company and the Bank rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data.  These precautions and security measures may not protect systems from compromises or breaches that could result in reputational damage.  Additionally, the Company and the Bank outsource data processing to a third party.  If the third party provider encounters difficulties or if the Company and the Bank have difficulty in communicating with such third party, it could significantly affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.  The Bank has never incurred a material security breach nor encountered any significant down time with our outsourced partners. The occurrence of any failures, interruptions or security breaches of our systems could damage our reputation, result in loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

The trading volume of the Company’s common stock is lower than that of other financial services companies and the market price of our common stock may fluctuate significantly, which can make it difficult to sell shares of the Company’s common stock at times, volumes and prices attractive to our stockholders.

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “FFBH.” The average daily trading volume for shares of our common stock is lower than larger financial institutions.  Because the trading volume of our common stock is lower, and thus has substantially less liquidity than the average trading market for many other publicly traded companies, sales of our common stock may place significant downward pressure on the market price of our common stock.  In addition, market value of thinly traded stocks can be more volatile than stocks trading in an active public market.

The market price of our common stock has been volatile in the past and may fluctuate significantly as a result of a variety of factors, many of which are beyond our control.  These factors include, in addition to those described elsewhere in this Annual Report on Form 10-K:

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

In addition, in recent years, the stock markets in general have experienced extreme price and volume fluctuations, and market prices for the stock of many companies, including those in the financial services sector, have experienced wide price fluctuations that have not necessarily been related to operating performance.  This is due, in part, to investors’ shifting perceptions of the effect of changes and potential changes in the economy on various industry sectors.  This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their performance or prospects.  These broad market fluctuations may adversely affect the market price of our common stock, notwithstanding our actual or anticipated operating results, cash flows and financial condition.  The Company expects that the market price of our common stock will continue to fluctuate due to many factors, including prevailing interest rates, other economic conditions, our operating performance and investor perceptions of the outlook for the Company and the Bank specifically and the banking industry in general.

As a result of the lower trading volume of the Company’s common stock and its susceptibility to market price volatility, stockholders may not be able to resell their shares at times, volumes or prices they find attractive.

Bear State holds a controlling interest in the Company’s common stock and may have interests that differ from the interests of other stockholders.

Bear State owns approximately 82% of Company common stock, assuming exercise of the Investor Warrant. As a result, Bear State is able to control the election of directors, to determine corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to Company stockholders for approval. Such transactions may include mergers and acquisitions, sales of all or some of the Company’s assets or purchases of assets, and other significant corporate transactions. Bear State also has sufficient voting power to amend our organizational documents.

The interests of Bear State may differ from those of the Company’s other stockholders, and it may take actions that advance its interests to the detriment of other stockholders. Additionally, Bear State is in the business of making investments in or acquiring financial institutions and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with the Company. Bear State may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to the Company.

This concentration of ownership could also have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to the other holders of the Company’s common stock, and the market price of the Company’s common stock may be adversely affected by the absence or reduction of a takeover premium in the trading price.

As a controlled company, the Company is exempt from certain NASDAQ corporate governance requirements, and holders of its common stock may not have all the protections that these rules are intended to provide.

The Company’s common stock is currently listed on the NASDAQ Global Market. NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under NASDAQ’s rules, if an individual or another entity owns more than 50% of the voting power for the election of directors of a listed company, that company is considered a “controlled company” and is exempt from rules relating to independence of the board of directors and the compensation and nominating committees. The Company is a controlled company because Bear State owns more than 50% of the voting power for the election of directors. Accordingly, the Company is exempt from certain corporate governance requirements, and holders of the Company’s common stock may not have all the protections that these rules are intended to provide.

We are prohibited from paying dividends or repurchasing common stock and may not be able to resume such activities even if permitted by our regulators.

Under the Company Order, the Company may not pay dividends on its common stock or repurchase shares of its common stock without the prior written non-objection of the FRB.  The Company cannot determine at this time if or when the Company would be able to pay dividends or repurchase shares of its common stock even if allowed to do so by regulators.  Any future payment of any dividends and any repurchases of common stock will be dependent upon, among other things, our regulatory capital requirements, the Company’s financial condition, liquidity, results of operations, and cash flow, tax considerations, statutory, regulatory and contractual prohibition and other limitations, and general economic conditions.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

At December 31, 2012, the Bank conducted its business from its executive offices in Harrison and Little Rock, Arkansas, thirteen full service offices, and one limited service banking facility, all of which are located in Northcentral and Northwest Arkansas, and a loan production office in Little Rock, Arkansas.

The following table sets forth information with respect to the offices and other properties of the Bank at December 31, 2012.

Description/Address		Leased/ Owned	Description/Address		Leased/ Owned

1401 Highway 62/65 North Harrison, AR 72601	FS	Owned	2000 Promenade Boulevard Rogers, AR 72758	FS	Leased(1)

124 South Willow Harrison, AR 72601	LS	Owned	1303 West Hudson Rogers, AR 72758		Owned (4)

324 Hwy. 62/65 Bypass Harrison, AR 72601	FS	Owned	3460 North College Fayetteville, AR 72703	FS	Owned

210 South Main Berryville, AR 72616	FS	Owned	2025 North Crossover Road Fayetteville, AR 72703	FS	Owned

668 Highway 62 East Mountain Home, AR 72653	FS	Owned	191 West Main Street Farmington, AR 72730	FS	Owned

1337 Highway 62 SW Mountain Home, AR 72653	FS	Owned	2030 West Elm Rogers, AR 72756	FS	Owned

301 Highway 62 West Yellville, AR 72687	FS	Owned	1023 East Millsap Road Fayetteville, AR 72703		Owned(4)

307 North Walton Blvd. Bentonville, AR 72712	FS	Owned	3027 Highway 62 East Mountain Home, AR 72653	FS	Owned

3300 West Sunset Springdale, AR 72762	FS	Owned	225 N. Bloomington Street, Ste. H Lowell, AR 72745		Owned(3)

900 S Shackleford Rd St 230 Little Rock, AR 76703	LP	Leased(2)	200 West Stephenson Harrison, AR 72601		Owned

LP = Loan Production Office FS = Full Service Office LS = Limited Service
(1)	Such property is subject to a ten-year lease expiring March 1, 2018, with five five-year renewal options.
(2)	Such property is subject to a month-to-month lease and includes executive offices and a loan production office.
(3)	This location ceased operation as a branch effective February 29, 2012 and is used by the Bank for certain back office operations.
(4)	This location is being marketed for sale.

Item 3.  Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Mine Safety Disclosures.
Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company's common stock are traded under the symbol "FFBH" on the Nasdaq Global Market.  At February 28, 2013, the Company had 19,302,603 shares of common stock outstanding and had approximately 702 holders of record.

The following table sets forth the dividends declared and the reported high and low sales prices of a share of the Company's common stock as reported by Nasdaq for the periods indicated.

Quarter Ended	Year Ended December 31, 2012			Year Ended December 31, 2011
	High	Low	Dividend	High	Low	Dividend
March 31	$7.34	$4.30	--	$19.50	$6.95	--
June 30	$9.97	$6.00	--	$17.15	$5.00	--
September 30	$10.74	$7.50	--	$6.78	$5.25	--
December 31	$10.72	$8.11	--	$6.00	$4.30	--

Pursuant to the Company Order, the Company may not declare or pay any dividends or capital distributions on its common stock or repurchase such shares without the prior written non-objection of the FRB.

Issuer Purchases of Equity Securities
The Company did not repurchase any securities during 2012. The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the FRB.

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

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except Per Share Data)
Selected Financial Condition Data:
Total assets	$530,395	$579,046	$600,046	$731,070	$795,172
Cash and cash equivalents	42,607	79,799	36,407	22,149	9,367
Interest bearing time deposits in banks	29,592	27,113	--	--	--
Investment securities–held to maturity	--	--	--	135,531	136,412
Investment securities–available for sale at fair value	53,325	62,077	83,106	--	--
Loans receivable, net	337,328	331,453	381,343	481,542	566,537
Loans held for sale	4,435	3,339	4,502	1,012	1,586
Allowance for loan and lease losses	15,676	20,818	31,084	32,908	6,441
Real estate owned, net	16,658	28,113	44,706	35,155	22,385
Deposits	455,051	498,581	541,800	624,624	618,003
Other borrowings	3,109	6,679	18,193	59,546	92,212
Stockholders' equity	69,660	68,893	36,120	43,300	73,117

Selected Operating Data:
Interest income	$19,799	$23,072	$30,063	$36,549	$44,512
Interest expense	4,422	6,682	9,838	15,255	22,102
Net interest income	15,377	16,390	20,225	21,294	22,410
Provision for loan losses	22	859	6,959	44,365	5,710
Net interest income (loss) after provision for loan losses	15,355	15,531	13,266	(23,071)	16,700
Noninterest income	6,587	6,294	9,052	7,520	8,727
Noninterest expense	21,187	40,859	26,827	29,799	23,343
Income (loss) before income taxes	755	(19,034)	(4,509)	(45,350)	2,084
Income tax provision (benefit)	--	--	(474)	148	(423)
Net income (loss)	$755	$(19,034)	$(4,035)	$(45,498)	$2,507
Preferred stock dividends, accretion of discount and gain on redemption of preferred stock	--	(10,500)	891	728	--
Net income (loss) available to common stockholders	$755	$(8,534)	$(4,926)	$(46,226)	$2,507

Earnings (Loss) per Common Share:
Basic	$0.04	$(0.67)	$(5.08)	$(47.69)	$2.59
Diluted	0.04	(0.67)	(5.08)	(47.69)	2.59

Cash Dividends Declared per Common Share	$--	$--	$--	$0.15	$3.20

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Operating Ratios(1):
Return on average assets	0.14%	(3.18)%	(0.60)%	(5.84)%	0.31%
Return on average equity	1.08	(28.85)	(9.43)	(57.33)	3.38
Average equity to average assets	12.59	11.03	6.34	10.19	9.24
Interest rate spread(2)	3.07	3.12	3.41	3.05	3.07
Net interest margin(2)	3.09	3.12	3.35	3.06	3.09
Net interest income after provision for loan losses to noninterest expense	72.47	38.01	49.45	(77.42)	71.54
Noninterest expense to average assets	3.82	6.83	3.97	3.83	2.91
Average interest earning assets to average interest bearing liabilities	103.05	99.68	96.37	100.40	100.49
Operating efficiency(3)	96.46	180.12	91.63	103.42	74.97

Asset Quality Ratios(4):
Nonaccrual loans to total assets	3.55	5.86	8.22	5.86	2.83
Nonperforming assets to total assets(5)	6.69	10.79	15.68	10.67	6.77
Allowance for loan and lease losses to classified loans(6)	45.41	27.77	22.00	28.17	12.12
Allowance for loan and lease losses to total loans	4.44	5.89	7.50	6.34	1.11

Capital Ratios(7):
Tangible capital to adjusted total assets	12.73	11.22	6.36	5.75	8.89
Core capital to adjusted total assets	12.73	11.22	6.36	5.75	8.89
Risk-based capital to risk-weighted assets	19.77	19.62	10.72	9.97	13.35

Other Data:
Dividend payout ratio(8)	Note (9)	Note (9)	Note (9)	Note (9)	123.74%
Full service offices at end of period	14	18	18	20	20

(1)	Ratios are based on average daily balances.
(2)
Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percent of average interest earning assets.

(3)	Noninterest expense to net interest income plus noninterest income.
(4)	Asset quality ratios are end of period ratios.
(5)	Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due.
(6)	Classified loans consist of loans graded substandard, doubtful or loss.
(7)	Capital ratios are end of period ratios for First Federal Bank.
(8)	Dividend payout ratio is the total common stock dividends declared divided by net income available to common stockholders.
(9)	Dividend payout ratio is not meaningful for 2009 due to the Company’s net loss in that year. No dividends were paid in 2010, 2011 or 2012.

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

2012 OVERVIEW

The Company’s net income available to common stockholders was $755,000 for the year ended December 31, 2012, compared to a net loss available to common stockholders of $8.5 million for the year ended December 31, 2011.  The primary reasons for the $9.3 million increase in net income available to common stockholders during 2012 was an $18.5 million decrease in net REO expense and a $981,000 increase in net gain on sale of investment securities, partially offset by a $10.5 million decrease in gain on redemption of preferred stock that occurred in fiscal 2011.  The decrease in net REO expense was primarily due to a decrease in loss provisions in 2012 resulting from stabilized real estate market conditions. REO loss provisions in 2011 were impacted by write-downs of $11.3 million in December 2011 resulting from management’s evaluation of the overall REO portfolio and decision to more aggressively market certain properties.  In recent years, the Company’s ability to generate net income has been affected primarily by the Company’s level of nonperforming loans and real estate owned, which have decreased interest income and increased operating expenses.

The Bank has made substantial progress in reducing its level of nonperforming assets during 2012. Total nonperforming assets at December 31, 2012, including nonaccrual loans and real estate owned, totaled $35.5 million, or 6.7% of total assets, a reduction of $27.0 million compared to December 31, 2011.  The Bank has also reduced its level of classified loans to $34.5 million at December 31, 2012 compared to $75.0 million at December 31, 2011. The primary drivers in improving the Bank’s nonperforming assets and classified loans were the Bank’s concerted efforts to work out or settle nonperforming loans and to aggressively market REO properties for sale, resulting in repayments on nonaccrual loans of $10.6 million and sales of REO of $18.3 million.

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

•	Determination of our allowance for loan and lease losses
•	Valuation of real estate owned
•	Valuation of investment securities
•	Valuation of our deferred tax assets

These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included herein. In particular, Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” generally describes our accounting policies.  We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Income (Loss).  Net income increased to $755,000 in 2012 as compared to a net loss of $8.5 million in 2011.  The primary reason for the increase was an $18.5 million decrease in net REO expense and a $981,000 increase in net gains on sale of investment securities, offset by a $10.5 million decrease in gain on redemption of preferred stock that occurred in fiscal 2011.  The decrease in net REO expense was primarily due to write-downs of REO of $11.3 million in December 2011 resulting from management’s evaluation of the overall REO portfolio and decision to more aggressively market certain properties.

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings.  Net interest income for 2012 was $15.4 million compared to $16.4 million in 2011.  The decrease in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income.  Interest income for 2012 was $19.8 million compared to $23.1 million in 2011.  The decrease in interest income in 2012 compared to 2011 was primarily related to decreases in the yields earned on loans receivable and investment securities, as well as decreases in the related average balances.  The average balance of loans receivable decreased due to repayments, maturities and charge-offs or transfers to real estate owned.  The average balance of investment securities decreased due to sales and calls of investment securities.

Interest Expense.   Interest expense for 2012 was $4.4 million compared to $6.7 million in 2011.  The decrease in interest expense in 2012 compared to 2011 was primarily due to decreases in the average balances of deposits and borrowings as well as a decrease in average rates paid on deposits. The decrease in the average rates paid on deposit accounts reflects decreases in market interest rates.

Rate/Volume Analysis. The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by prior rate); (ii) changes in rate (change in rate multiplied by prior average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume); and (iv) the net change.

	Year Ended December 31,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(1,111)	$(1,364)	$76	$(2,399)
Investment securities	(454)	(733)	124	(1,063)
Other interest earning assets	13	171	5	189
Total interest earning assets	(1,552)	(1,926)	205	(3,273)

Interest expense:
Deposits	(454)	(1,696)	121	(2,029)
Other borrowings	(220)	(33)	22	(231)
Total interest bearing liabilities	(674)	(1,729)	143	(2,260)
Net change in net interest income	$(878)	$(197)	$62	$(1,013)

	Year Ended December 31,
	2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(4,519)	$(866)	$155	$(5,230)
Investment securities	(1,502)	(743)	238	(2,007)
Other interest earning assets	98	76	72	246
Total interest earning assets	(5,923)	(1,533)	465	(6,991)

Interest expense:
Deposits	(1,235)	(1,838)	247	(2,826)
Other borrowings	(373)	99	(56)	(330)
Total interest bearing liabilities	(1,608)	(1,739)	191	(3,156)
Net change in net interest income	$(4,315)	$206	$274	$(3,835)

Average Balance Sheets. The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing interest income or interest expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are based on daily balances during the periods.

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable(1)	$357,337	$17,644	4.94%	$378,303	$20,043	5.30%	$460,668	$25,273	5.49%
Investment securities(2)	58,476	1,618	2.77	70,394	2,681	3.81	103,568	4,688	4.53
Other interest earning assets	80,131	537	0.67	77,349	348	0.45	39,629	102	0.26
Total interest earning assets	495,944	19,799	3.99	526,046	23,072	4.39	603,865	30,063	4.98
Noninterest earning assets	58,823			72,077			71,286
Total assets	$554,767			$598,123			$675,151
Interest bearing liabilities:
Deposits	$476,327	4,322	0.91	$512,989	6,351	1.24	$592,740	9,177	1.55
Other borrowings	4,961	100	2.02	14,738	331	2.24	33,856	661	1.95
Total interest bearing liabilities	481,288	4,422	0.92	527,727	6,682	1.27	626,596	9,838	1.57
Noninterest bearing liabilities	3,644			4,427			5,755
Total liabilities	484,932			532,154			632,351
Stockholders' equity	69,835			65,969			42,800
Total liabilities and stockholders' equity	$554,767			$598,123			$675,151

Net interest income		$15,377			$16,390			$20,225
Net earning assets (interest bearing liabilities)	$14,656			$(1,681)			$(22,731)
Interest rate spread			3.07%			3.12%			3.41%
Net interest margin			3.09%			3.12%			3.35%
Ratio of interest earning assets to interest bearing liabilities			103.05%			99.68%			96.37%

(1)  Includes nonaccrual loans.
(2)  Includes FHLB stock.

Provision for Loan Losses.  The provision for loan losses includes charges to maintain an allowance for loan and lease losses adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date.  The adequacy of the allowance for loan and lease losses is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and other qualitative factors.

The provision for loan losses of $22,000 during 2012 decreased $837,000 from 2011, primarily due to decreases in both nonperforming and classified loans. The allowance for loan and lease losses as a percentage of loans receivable was 4.44% at December 31, 2012, compared to 5.89% at December 31, 2011 with such decline being consistent with the improved performance in the Bank’s loan portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance for Loan and Lease Losses section of this Management’s Discussion and Analysis.

Noninterest Income.  Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $6.6 million for 2012 increased slightly from $6.3 million in 2011. This increase was primarily due to an increase in gains on sales of investment securities and an increase in gains on sales of loans, offset by a decrease in deposit fee income. Gain on sale of loans increased to $923,000 in 2012 from $661,000 in 2011 primarily due to an increase in the number of secondary market loan originations and related sales as well as an increase in the average gain per loan. Deposit fee income was down from $4.9 million in 2011 to $4.0 million in 2012 primarily due to a decrease in insufficient funds fee revenue.

Noninterest Expense.  Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, real estate owned expense, net, and other operating expense.  Total noninterest expense decreased $19.7 million or 48% during 2012 compared to 2011. The variances in these and certain other noninterest expense items are further explained in the following paragraphs, with the expense decrease being primarily related to the decrease in net real estate owned expense, the decrease in nonperforming assets, and improvements in the Bank’s operational efficiency and overall staffing levels.

Real estate owned, net. The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,		Increase
	2012	2011	(Decrease)
Loss provisions	$1,388	$17,335	$(15,947)
Net (gain) loss on sales	(1,223)	784	(2,007)
Taxes and insurance	491	779	(288)
Other	61	296	(235)
Total	$717	$19,194	$(18,477)

The decrease in REO loss provisions in 2012 compared to 2011 was primarily related to stabilizing market conditions in 2012. Further, 2011 loss provisions were impacted by the Bank’s comprehensive review of its REO portfolio as of December 31, 2011, and its decision to more aggressively market certain properties, which were written down at that time. Since the economic recession began in 2008, real estate values in the Bank’s primary market areas have not fully recovered and the Bank continues to have elevated levels of foreclosed assets. Sales of certain types of property, principally undeveloped land and developed residential subdivision lots, have been slow and as a result, management has made a strategic decision to more aggressively market certain REO properties, including reductions in the asking price on certain properties. However, there can be no guarantee that the properties can be sold given the current market environment. The previous carrying values were primarily based on third-party appraisals using marketing periods that exceed the Bank’s more aggressive marketing strategy. Management reviewed the REO portfolio and individually analyzed the recorded value for many of its foreclosed properties by obtaining new broker pricing opinions or discounting current appraisals or valuations based on the Bank’s recent experience selling or attempting to sell similar properties. The Bank also analyzed sales of REO during 2011 in order to estimate an average loss for each category of REO and applied these average loss percentages to the remainder of the REO portfolio to estimate net realizable values. Carrying values of the Bank’s REO properties were adjusted as necessary based on the new estimated net realizable values as a result of management’s intent to more aggressively market REO properties. This review resulted in an $11.3 million loss provision during the fourth quarter of 2011. The majority of these write-downs were made in the developed lots and raw land categories, where properties are more speculative in nature and market activity has been slow.

The increase in the net gain on sales of REO properties for the year ended December 31, 2012 compared to the same period in 2011 was primarily related to the sale of single-family residential properties with a total gain of $1.0 million located in the Northwest Arkansas region. These properties were transferred to REO in December 2011 and were valued based on updated appraisals. These properties were not additionally written down as part of the comprehensive review of REO in December 2011.

Taxes and insurance and other REO expenses were down for the year ended December 31, 2012 compared to 2011 due to a decrease in the number of properties in 2012.  However, such expenses are expected to remain elevated for the foreseeable future.  Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

Salaries and Employee Benefits. Salaries and employee benefits of $11.0 million for 2012 decreased $341,000 from 2011. This decrease was primarily attributable to a general reduction in force in the quarter ended June 30, 2011, the relocation of services from one branch to another, and the closing of three branch locations, partially offset by an increase in salaries and employee benefits related to hiring key members of management with experience in the lending area as well as adding additional experienced commercial loan officers.

Data Processing. Data processing increased to $2.1 million in 2012 from $1.6 million in 2011. The increase was primarily related to a one-time cost of approximately $550,000 in 2012 as a result of the Bank’s conversion of its operational software during the second quarter of 2012.

FDIC Insurance Premium.  The Bank’s FDIC insurance premium decreased $330,000 in 2012 compared to 2011 due to a change in the assessment base as well as a decrease in the rate.  Effective April 1, 2011, the assessment base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.  The FDIC also adopted a new rate schedule effective April 1, 2011.

Other Expenses. Other expenses were $1.8 million in 2012 compared to $2.5 million in 2011. The decrease in other expenses for the year ended December 31, 2012 compared to 2011 was primarily due to a decrease in loan-related collection expenses due to a decrease in nonperforming assets and a decrease in losses on disposals of assets.

Income Taxes. The Company had no taxable income in 2012 or 2011 and recorded a valuation allowance for the full amount of its net deferred tax asset as of December 31, 2012 and December 31, 2011, respectively.  See Note 12 to the consolidated financial statements contained herein in Item 8 for further information.

LENDING ACTIVITIES

General.  At December 31, 2012, the Bank's portfolio of net loans receivable amounted to $337.3 million or 63.6% of the Company's total assets.  The Bank has traditionally concentrated its lending activities on loans collateralized by real estate, with $331.3 million or 93.8% of the Bank's total portfolio of loans receivable ("total loan portfolio") consisting of loans collateralized by real estate at December 31, 2012.

Loan Composition. The following table sets forth certain data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Mortgage loans:
One-to four-family residential	$149,484	42.32%	$183,158	51.93%	$214,077	51.88%	$235,990	45.87%	$241,735	42.23%
Home equity and second mortgage	8,452	2.39	12,502	3.54	18,423	4.46	27,022	5.25	31,712	5.54
Multifamily residential	20,790	5.89	20,476	5.81	25,356	6.14	27,987	5.44	24,147	4.22
Commercial real estate	138,014	39.08	95,920	27.20	92,767	22.49	104,618	20.34	115,935	20.25
Total permanent loans	316,740	89.68	312,056	88.48	350,623	84.97	395,617	76.90	413,529	72.24
Construction loans
One- to four-family residential	803	0.23	1,724	0.49	2,287	0.55	13,646	2.65	22,563	3.94
Other construction and land	13,748	3.89	23,288	6.60	37,308	9.05	72,727	14.15	93,513	16.34
Total construction loans	14,551	4.12	25,012	7.09	39,595	9.60	86,373	16.80	116,076	20.28
Total mortgage loans	331,291	93.80	337,068	95.57	390,218	94.57	481,990	93.70	529,605	92.52

Commercial loans	16,083	4.55	7,603	2.16	10,376	2.51	14,575	2.83	21,922	3.83

Consumer loans:
Automobile	1,757	0.50	2,536	0.72	3,958	0.96	6,810	1.32	8,631	1.51
Other consumer	4,061	1.15	5,479	1.55	8,095	1.96	11,052	2.15	12,291	2.14
Total consumer loans	5,818	1.65	8,015	2.27	12,053	2.92	17,862	3.47	20,922	3.65

Total loans receivable	353,192	100.00%	352,686	100.00%	412,647	100.00%	514,427	100.00%	572,449	100.00%

Less:
Unearned discounts and net deferred loan costs (fees)	(188)		(415)		(220)		23		529
Allowance for losses	(15,676)		(20,818)		(31,084)		(32,908)		(6,441)
Total loans receivable, net	$337,328		$331,453		$381,343		$481,542		$566,537

Total loans receivable increased $0.51 million to $353.2 million at December 31, 2012, compared to $352.7 million at December 31, 2011. The balance of total loans receivable stabilized in 2012, reversing a trend of several consecutive years of decline. Relying mainly on high quality commercial and commercial real estate loans, management was able to slightly more than offset the continued reduction of nonperforming and classified loans and the Bank’s gradual but concerted shift away from one-to-four family residential mortgage loans in order to better balance the overall loan portfolio.

Loan Maturity and Interest Rates.  The following table sets forth certain information at December 31, 2012, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	After One Year Through Five Years	After Five Years	Total
	(In Thousands)
Mortgage loans:
One- to four-family residential	$7,890	$18,123	$123,471	$149,484
Home equity and second mortgage	3,682	3,892	878	8,452
Multifamily residential	11,770	8,970	50	20,790
Commercial real estate	13,207	83,234	41,573	138,014
One- to four-family construction	230	573	--	803
Other construction and land	6,616	5,765	1,367	13,748
Commercial loans	3,630	10,966	1,487	16,083
Consumer loans	1,531	3,825	462	5,818
Total(1)	$48,556	$135,348	$169,288	$353,192

(1)	Gross of unearned discounts and net deferred loan costs and the allowance for loan and lease losses.

The following table sets forth the dollar amount of the Bank's loans at December 31, 2012, due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Mortgage loans:
One- to four-family residential	$43,689	$97,905	$141,594
Home equity and second mortgage	3,134	1,636	4,770
Multifamily residential	9,020	--	9,020
Commercial real estate	94,734	30,073	124,807
Land loans	573	--	573
Other construction and land	6,286	846	7,132
Commercial loans	4,278	8,175	12,453
Consumer loans	2,603	1,684	4,287
Total	$164,317	$140,319	$304,636

Scheduled contractual maturities of loans do not necessarily reflect the actual term of the Bank's loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments.

ASSET QUALITY

Generally, when a borrower fails to make a loan payment before the expiration of the loan’s assigned grace period, a late charge is assessed and a late charge notice is mailed. Collection personnel make frequent contacts with the borrower until the delinquency is cured or until an acceptable repayment plan has been agreed upon.  Contact, by phone and mail, with borrowers begins prior to the expiration of the loan’s assigned grace period. The Bank attempts to work with troubled borrowers to return their loans to performing status where possible.  Generally, when a consumer loan is 60 days past due and the borrower has not indicated a willingness to work with the Bank to bring the account current within a reasonable period of time, the collector will mail a letter giving the borrower 10 days to bring the account current or make acceptable arrangements.  If the borrower fails to cure the default, the collateral will be foreclosed or repossessed, as applicable, in accordance with all applicable legal and regulatory standards. The decision on when to proceed with foreclosure/repossession is made on a case-by-case basis.  The Bank recognizes that this could cause the delinquency rate to be elevated for an extended period of time.

Loans are generally placed on nonaccrual status when the loan is 90 days past due or, in the judgment of management, the probability of the full collection of principal and interest is deemed to be sufficiently uncertain to warrant further accrual.  When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income.  Loans may be reinstated to accrual status when payments are made to bring the loan current and, in the opinion of management, full collection of the remaining principal and interest can be reasonably expected.  The Bank may continue to accrue interest on certain loans that are 90 days past due or more if such loans are well secured and in the process of collection.

Real estate properties acquired through foreclosure are initially recorded at fair value less estimated selling costs.   Fair value is typically determined based on the lower of a current appraised value or management’s estimate of the net realizable value based on the listing price of the property. Valuations of real estate owned are performed at least annually.

Nonperforming Assets. The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated.

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
Nonaccrual Loans:	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets
One- to four-family residential	$6,646	1.25%	$11,736	2.03%	$23,696	3.95%	$11,941	1.63%	$8,322	1.05%
Home equity and second mortgage	381	0.07%	764	0.13%	1,146	0.19%	1,174	0.16%	897	0.11%
Multifamily residential	--	--	4,645	0.80%	6,094	1.02%	1,431	0.20%	441	0.06%
Commercial real estate	7,236	1.37%	13,238	2.29%	10,742	1.79%	6,795	0.93%	6,542	0.82%
One- to four-family construction	130	0.02%	--	--	9	--	1,081	0.15%	1,461	0.18%
Other construction and land	4,003	0.75%	3,401	0.59%	6,864	1.14%	19,853	2.72%	3,637	0.46%
Commercial	402	0.08%	72	0.01%	689	0.10%	463	0.06%	1,164	0.15%
Consumer	26	0.01%	98	0.01%	112	0.02%	129	0.01%	39	0.00%

Total nonaccrual loans	18,824	3.55%	33,954	5.86%	49,352	8.22%	42,867	5.86%	22,503	2.83%

Accruing loans 90 days or more past due	--	--	388	0.07%	--	--	--	--	8,961	1.13%

Real estate owned	16,658	3.14%	28,113	4.86%	44,706	7.45%	35,155	4.81%	22,385	2.81%

Total nonperforming assets	35,482	6.69%	62,455	10.79%	94,058	15.68%	78,022	10.67%	53,849	6.77%
Performing restructured loans	5,816	1.10%	5,207	0.90%	5,254	0.88%	4,609	0.63%	1,893	0.24%

Total nonperforming assets and performing restructured loans (1)	$41,298	7.79%	$67,662	11.69%	$99,312	16.55%	$82,631	11.30%	$55,742	7.01%

(1)
The table above does not include substandard loans which were judged not to be impaired totaling $12.1 million, $36.1 million, $50.4 million and $37.3 million at December 31, 2012, 2011, 2010 and 2009, respectively. There were no substandard loans not impaired at December 31, 2008.

(2)
Loan balances are presented net of undisbursed loan funds, partial charge-offs, and interest payments recorded as reductions of principal for financial reporting purposes. For December 31, 2010 and prior, loan balances are also reported net of specific loan loss allowances.

During 2012, total nonperforming assets decreased $27 million, from $62.5 million at December 31, 2011 to $35.5 million at December 31, 2012. The total decrease reflects a $15.1 million reduction in nonaccrual loans and an $11.5 million reduction in real estate owned.

Interest income recorded during the years ended December 31, 2012, 2011, 2010, 2009 and 2008 for nonaccrual loans was $518,000, $715,000, $2.0 million, $1.1 million, and $415,000, respectively.  Under their original terms, these loans would have reported approximately $1.5 million, $2.3 million, $3.5 million, $3.7 million and $1.8 million of interest income for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	December 31, 2012		December 31, 2011		Increase (Decrease)
	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total	Balance

Bankruptcy or foreclosure	12.5%	$2,347	21.0%	$7,118	(8.5)%	$(4,771)
Over 90 days past due	52.7	9,913	15.0	5,106	37.6	4,807
30-89 days past due	7.0	1,311	4.6	1,560	2.4	(249)
Not past due	27.8	5,253	59.4	20,170	(31.5)	(14,917)
	100.0%	$18,824	100.0%	$33,954	0.0%	$(15,130)

The following table presents nonaccrual loan activity for the year ended December 31, 2012 (in thousands):

Balance of nonaccrual loans—January 1, 2012	$33,954
Loans added to nonaccrual status	12,068
Net cash payments	(10,609)
Loans returned to accrual status	(5,107)
Charge-offs to the ALLL	(4,690)
Transfers to REO and repossessed assets, net	(6,792)

Balance of nonaccrual loans—December 31, 2012	$18,824

The decrease in nonaccrual loans from $34.0 million at December 31, 2011 to $18.8 million at December 31, 2012 was primarily related to decreases in nonaccrual single family residential, multifamily, and commercial real estate loans. The decrease in nonaccrual single family and commercial real estate loans was primarily due to transfers of $4.8 million and $4.7 million to real estate owned, respectively. The decrease in nonaccrual multifamily residential loans was primarily due to two loans that were settled during the first quarter of 2012 totaling $4.4 million. At December 31, 2012, there were 120 loans on nonaccrual status, compared to 158 loans at December 31, 2011.

Real Estate Owned.  Changes in the composition of real estate owned between December 31, 2012 and December 31, 2011 are presented in the following table (dollars in thousands).

	December 31, 2011	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	December 31, 2012
One- to four-family residential	$9,571	$4,178	$(407)	$(11,875)	$1,119	$2,586
Speculative one- to four-family	160	--	--	(160)	--	--
Multifamily	718	--	(14)	(709)	5	--
Land	10,214	83	(234)	(3,438)	(42)	6,583
Commercial real estate	7,450	2,754	(733)	(2,126)	144	7,489
Total	$28,113	$7,015	$(1,388)	$(18,308)	$1,226	$16,658

(1)	Net sales proceeds include $1.7 million of loans made by the Bank to facilitate the sale of real estate owned.

Real estate owned decreased from $28.1 million at December 31, 2011 to $16.7 million at December 31, 2012, with the decrease primarily attributable to sales of REO totaling $18.3 million partially offset by additions to REO of $7.0 million.  The sales volume of REO is attributable to management’s aggressive marketing of its REO properties, combined with an improvement in real estate market conditions.

Classified Assets.  Federal regulations require that each insured savings association risk rate its classified assets into three classification categories - substandard, doubtful and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	December 31, 2012	December 31, 2011
Nonaccrual loans	$18,824	$33,954
Accruing classified loans	15,696	41,016
Classified loans	34,520	74,970
Real estate owned	16,658	28,113

Total classified assets	$51,178	$103,083
Texas Ratio (1)	42.7%	72.5%
Classified Assets Ratio (2)	61.6%	120.4%

(1)	Defined as the ratio of nonaccrual loans and real estate owned to Tier 1 capital plus the allowance for loan and lease losses.
(2)	Defined as the ratio of classified assets to Tier 1 capital plus the allowance for loan and lease losses.

Classified assets decreased from $103.1 million at December 31, 2011 to $51.2 million at December 31, 2012, with the decrease primarily attributable to the above-described decreases in nonaccrual loans and REO as well as a decrease in accruing classified loans due to management’s efforts to rehabilitate or settle adversely classified loans.

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

The allowance consists of general and allocated (also referred to as specific) loan loss components.  For loans that are determined to be impaired that are troubled debt restructurings (“TDRs”) and impaired loans where the relationship totals $250,000 or more, a specific loan loss allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than its carrying value. The general loan loss allowance covers loans that are not impaired and those impaired relationships under $250,000 and is based on historical loss experience adjusted for qualitative factors.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Classified loans where the borrower’s total loan relationship exceeds $250,000 are evaluated for impairment on a loan-by-loan basis quarterly.  Nonaccrual loans and TDRs are considered to be impaired loans. TDRs are restructurings in which the Bank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the Bank would not otherwise consider.  Impairment is measured quarterly on a loan-by-loan basis for all TDRs and impaired loans where the aggregate relationship balance exceeds $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Impaired loans under this threshold are aggregated and included in loan pools with their ALLL calculated as described in the following paragraph.

Groups of smaller balance homogeneous loans are collectively evaluated for impairment. Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Bank considers the characteristics of (1) one- to four-family residential mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating impaired loans from the pools of loans, valuing these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, and economic conditions in the primary market areas.

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

The Company considers its allowance for loan and lease losses of approximately $15.7 million to be adequate to cover losses inherent in its loan portfolio as of December 31, 2012.  Actual losses may substantially differ from currently estimated losses.  Adequacy of the allowance for loan and lease losses is periodically evaluated, and the allowance could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the allowance for loan and lease losses and other selected statistics for the periods indicated.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Total loans outstanding at end of period	$353,192	$352,686	$412,647	$514,427	$572,449
Average loans outstanding	$357,337	$378,303	$460,668	$549,215	$583,063
Allowance at beginning of period	$20,818	$31,084	$32,908	$6,441	$5,162
Charge-offs:
One- to four-family residential	(1,620)	(3,177)	(2,127)	(1,218)	(63)
Home equity and second mortgage	(223)	(486)	(552)	(657)	(392)
Multifamily residential	(997)	(1,833)	(329)	(601)	--
Commercial real estate	(2,517)	(2,375)	(464)	(1,835)	(316)
One- to four-family construction	--	(990)	(611)	(630)	(236)
Other construction and land	(407)	(2,190)	(3,765)	(10,765)	(2,428)
Commercial	(237)	(517)	(733)	(2,352)	(827)
Consumer (1)	(269)	(409)	(462)	(706)	(652)
Total charge-offs	(6,270)	(11,977)	(9,043)	(18,764)	(4,914)
Recoveries:
One- to four-family residential	114	50	42	7	--
Home equity and second mortgage	111	64	6	5	5
Multifamily residential	17	--	2	9	--
Commercial real estate	9	11	1	14	88
One- to four-family construction	--	--	1	9	231
Other construction and land	722	518	52	652	2
Commercial	59	85	31	2	2
Consumer (1)	74	124	125	168	155
Total recoveries	1,106	852	260	866	483
Net charge-offs	(5,164)	(11,125)	(8,783)	(17,898)	(4,431)
Total provisions for losses	22	859	6,959	44,365	5,710
Allowance at end of period	$15,676	$20,818	$31,084	$32,908	$6,441

Allowance for loan and lease losses as a percentage of total loans outstanding at end of period	4.44%	5.90%	7.53%	6.40%	1.13%

Net loans charged-off as a percentage of average loans outstanding	1.45%	2.94%	1.91%	3.26%	0.76%

(1)
Consumer loan charge-offs include overdraft charge-offs of $189,000, $224,000, $303,000, $375,000 and $480,000, for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.  Consumer loan recoveries include recoveries of overdraft charge-offs of $67,000, $98,000, $100,000, $142,000, and $140,000, for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

The following table presents the allocation of the Bank's allowance for loan and lease losses by the type of loan at each of the dates indicated as well as the percentage of loans in each category to total loans receivable.  These allowance amounts have been computed using the Bank’s internal model.  The amounts shown are not necessarily indicative of the actual future losses that may occur within a particular category.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$4,460	42.32%	$6,306	51.93%	$5,440	51.88%	$4,292	45.87%	$490	42.23%
Home equity and second mortgage	639	2.39	693	3.54	1,275	4.46	1,688	5.25	350	5.54
Multifamily residential	1,319	5.89	2,654	5.81	6,581	6.14	2,671	5.44	29	4.22
Commercial real estate	6,949	39.08	7,316	27.20	9,491	22.49	8,554	20.34	448	20.25
One- to four-family construction	51	0.23	84	0.49	81	0.55	884	2.65	153	3.94
Other construction and land	1,079	3.89	2,567	6.60	4,035	9.05	11,681	14.15	2,531	16.34
Commercial	956	4.55	972	2.16	3,543	2.51	2,578	2.83	2,020	3.83
Consumer	223	1.65	226	2.27	638	2.92	560	3.47	420	3.65
Total	$15,676	100.00%	$20,818	100.00%	$31,084	100.00%	$32,908	100.00%	$6,441	100.00%

The decrease in the allowance for loan and lease losses from $20.8 million in 2011 to $15.7 million in 2012 was primarily related to decreases in specific loan loss allowances and decreases in general allowances primarily due to decreases in nonperforming loans in 2012 compared to 2011.  The allowance for loan and lease losses remains at an elevated level due to the level of nonperforming loans and estimated inherent losses remaining in the portfolio as the Bank continues its efforts to reduce nonperforming assets.

INVESTMENT SECURITIES

The investment portfolio of the Bank is designed primarily to provide and maintain liquidity, to provide collateral for pledging requirements, to complement the Bank’s interest rate risk strategy and to generate a favorable return.  The Bank's investment policy, as established by the Board of Directors, is currently implemented by the Bank's Chief Investment Officer within the parameters set by the asset/liability management committee and the Board of Directors.  The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, municipal securities, corporate debt securities, and other specified investments.

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost.  Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.  At December 31, 2012, all of the Bank’s investment securities were classified as available for sale. At December 31, 2012, investment securities with a carrying value of approximately $1.6 million were pledged as collateral for certain deposits in excess of $250,000.  At December 31, 2012, investments in the debt and/or equity securities of any one issuer did not exceed more than 10% of the Company's stockholders' equity.

The following table sets forth the amount (in thousands) of investment securities available for sale at amortized cost that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2012.  Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Municipal securities	$175	4.67%	$9,600	2.46%	$21,737	2.64%	$13,050	3.86%	$44,562	2.97%
Corporate debt securities	--	--%	8,000	2.23%	--	--%	--	--%	8,000	2.23%
Total	$175	4.67%	$17,600	2.36%	$21,737	2.64%	$13,050	3.86%	$52,562	2.85%

As of December 31, 2012, the Bank held approximately $36.8 million of investment securities at an average interest rate of 3.13% with issuer call options, of which approximately $9.2 million at an average interest rate of 4.36% are callable within one year. During 2012, investment securities totaling $31.7 million with a weighted average yield of 2.74% matured, sold or were called and $24.8 million with a weighted average yield of 2.04% were purchased.

The following tables set forth the carrying value of the Company's investment securities by classification.

	December 31,
Available for Sale	2012	2011	2010
	(In Thousands)
Investment securities available for sale:
Municipal securities	$45,393	$36,613	$32,138
Corporate debt securities	7,932	5,810	--
U.S. Government sponsored agencies	--	19,654	50,968
Total	$53,325	$62,077	$83,106

Interest Bearing Time Deposits In Banks. The increase in interest bearing time deposits in banks was due to purchases totaling $4.47 million with a weighted average yield of 1.12% and maturities totaling $2.0 million during the year ended December 31, 2012.

Federal Home Loan Bank Stock.  FHLB stock decreased by approximately $201,000 due to decreased balance requirements related to the FHLB advances.  As a member of the Federal Home Loan Bank of Dallas, the Bank is required to maintain an investment in FHLB stock.  No ready market exists for such stock and it has no quoted market value.

DEPOSITS, BORROWINGS, AND OTHER LIABILITIES

Deposits.  Total deposits decreased in the comparison period by $43.5 million or 8.7% primarily due to a decrease in certificates of deposit of $39.8 million or 13.7%. Cash and cash equivalents were used to pay deposit withdrawals. The Bank manages the pricing of its deposits to maintain deposit balances commensurate with its overall balance sheet management and liquidity position. The Bank reduced the cost of its certificate of deposit accounts primarily as a result of accounts repricing at renewal to lower interest rates with the weighted average cost of such funds decreasing to 1.32% at December 31, 2012 from 1.71% at December 31, 2011.  The overall cost of all deposit funds decreased to 0.83% at December 31, 2012 from 1.09% at December 31, 2011.

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Savings accounts	$30,182	0.10%	$28,216	0.10%	$26,474	0.10%
Money market accounts	42,763	0.29	38,126	0.35	47,557	0.49
Checking accounts - interest	108,560	0.24	98,487	0.23	113,619	0.32
Checking accounts - noninterest	23,194	--	25,893	--	26,308	--
Certificates of deposit	271,628	1.44	322,267	1.87	378,782	2.28
Total deposits	$476,327	0.91%	$512,989	1.24%	$592,740	1.55%

The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at December 31, 2012 by time remaining to maturity.

Amount
Period Ending:	(In Thousands)
March 31, 2013	$18,427
June 30, 2013	9,562
September 30, 2013	5,216
December 31, 2013	6,236
After December 31, 2013	56,919
Total certificates of deposit with balances of $100,000 or more	$96,360

Other Borrowings.  FHLB advances declined by $3.6 million or 53.5% from December 31, 2011 to December 31, 2012 due to maturities and principal repayments.  At December 31, 2012, $2.0 million of FHLB advances are variable rate at an average interest rate of 0.37% with principal due in one year of less.

The following table sets forth information with respect to the Company’s borrowings at and during the periods indicated.

	At or For the Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Maximum balance	$6,679	$31,613	$75,843
Average balance	4,961	14,738	33,856
Year end balance	3,109	6,679	18,193
Weighted average interest rate:
At end of year	1.76%	2.06%	2.74%
During the year	2.02%	2.24%	1.95%

Other Liabilities. The decrease in other liabilities of $2.2 million or 53.4% between December 31, 2012 and 2011 was primarily due to a $1.6 million liability recorded as of December 31, 2011 for investment securities traded as of that date but not yet settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is both a daily and long-term function. The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank's primary sources of funds are deposits, borrowings, payments on outstanding loans, maturities, sales and calls of investment securities and other short-term investments and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits are not as favorable as other sources, the Bank may borrow from the FHLB as well as utilize the services of bulletin board deposit listing services to acquire funds.

On October 11, 2012, as a result of improvement in the Bank’s financial condition, the Bank was removed from restricted status, which allows the Bank to borrow FHLB advances with maturities in excess of thirty days.  The FHLB continues to retain custody and endorsement of the loans that collateralize the Bank’s outstanding borrowings with the FHLB.  The FHLB currently allows an aggregate lendable value on qualifying loans (as defined) of approximately 90% of the collateral value of the loans pledged to the FHLB. During the year ended December 31, 2012, FHLB borrowings decreased by $3.6 million or 53.5%. At December 31, 2012, the Bank’s additional borrowing capacity with FHLB was $56.2 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a collateral value of $59.3 million less outstanding advances at December 31, 2012 of $3.1 million.

The Bank uses qualifying investment securities and qualifying commercial real estate loans as collateral for the discount window. The FRB will permit only certain commercial real estate loans to be pledged as collateral for the discount window. The lendable value of commercial real estate of approximately $7.3 million at December 31, 2012 was approximately 78% of the principal balance of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged.  In addition, at December 31, 2012, the Bank pledged qualifying investment securities with a collateral value of approximately $7.5 million and a carrying value of approximately $8 million for access to the discount window.  On October 9, 2012, the Bank was notified by the FRB that the Bank is no longer required to pledge collateral to secure account transaction settlements and that the Bank is eligible for primary credit from the Federal Reserve Discount Window as a result of improvement in the Bank’s financial condition.

At December 31, 2012, the Bank’s liquidity ratio was 23.8% which represents liquid assets as a percent of deposits and borrowings. As of the same date, the Bank’s adjusted liquidity ratio was 37.5%, which includes borrowing capacity at the FHLB and the FRB.  The Bank anticipates it will continue to rely primarily on deposits, calls and maturities of investment securities, loan repayments, and funds provided from operations to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities.

The Bank’s liquidity risk management program assesses current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the Board of Directors.  The program also contains a Contingency Funding Plan that forecasts funding needs and funding sources under different stress scenarios.  The Contingency Funding Plan, approved by the Board of Directors, is designed to respond to an overall decline in the economic environment, the banking industry or a problem specific to the Bank.  A number of different contingency funding conditions may arise which may result in strains or expectation of strains in the Bank’s normal funding activities including customer reaction  to negative news of the banking industry, in general, or us, specifically.  As a result of negative news, some depositors may reduce the amount of deposits held at the Bank if concerns persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s liquidity, funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that activities of the FRB and the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, and stock price.

Since the Company is a unitary holding company and does not conduct independent operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources. The Company must receive prior written non-objection of the FRB to declare or pay dividends or make any other capital distributions.  The Company funds its expenses from cash deposits maintained in the Bank, which amounted to $1.5 million at December 31, 2012.

At December 31, 2012, the Bank's tangible, core and risk-based capital ratios amounted to 12.73%, 12.73% and 19.77%, respectively, compared to regulatory capital adequacy standards of 1.5%, 4% and 8%.  However, the Bank has agreed with the OCC to maintain a Tier 1 (core) capital ratio of 8% and a total risk-based capital ratio of 12%.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Bank is contractually obligated to make future minimum payments as follows (in thousands):

	Less Than 1 Year	1-3 Years	3 - 5 Years	More Than 5 Years	Total

Certificates of deposit maturities	$134,893	$80,646	$24,633	$11,571	$251,743
Other borrowings	2,168	730	167	44	3,109
Lease obligations	160	320	320	27	827

The Bank is contractually obligated to fund future obligations at maturity as follows (in thousands):

	Less Than 1 Year	1-3 Years	3 - 5 Years	More Than 5 Years	Total

Unused lines of credit	$10,330	$3,375	$545	$5	$14,255
Unadvanced portion of construction loans	757	124	--	--	881
Standby letters of credit	1,841	99	--	--	1,940
Loan origination commitments	13,701	--	--	--	13,701

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

For discussion of regulatory capital requirements, see Note 20, “Regulatory Matters” in the Notes to the Consolidated Financial Statements under Item 8.

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

IMPACT OF NEW ACCOUNTING STANDARDS

See Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

ASSET AND LIABILITY MANAGEMENT
The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest earning assets and interest bearing liabilities that either reprice or mature within a given period of time.  The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.  As of December 31, 2012, the Bank estimates that the percentage of its one-year gap to total assets was a negative 13% and its percentage of interest earning assets to interest bearing liabilities maturing or repricing within one year was 72%.  Due to inherent limitations in any static gap analysis and since conditions change on a daily basis, these measurements may not reflect future results.  A static gap analysis does not include such factors as loan prepayments, interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

At December 31, 2012, the Bank had approximately $48.8 million of one- to four-family residential loans at a weighted average interest rate of 5.32% subject to renewal or repricing in 2013 and $71.9 million of commercial, commercial real estate, construction and land loans at a weighted average interest rate of 4.33% subject to renewal or repricing in 2013.

The Company's investment portfolio, all of which is classified as available for sale, amounted to $53.3 million or 10.1% of the Company's total assets at December 31, 2012.  Of such amount, $175,000 is contractually due within one year and $17.6 million or 33.5% is contractually due from one year to five years.  However, actual maturities can be shorter than contractual maturities due to the ability of issuers to call or prepay such obligations without call or prepayment penalties.  As of December 31, 2012, there was approximately $36.8 million of investment securities at an average interest rate of 3.13% with call options held by the issuer, of which approximately $9.2 million, at an average interest rate of 4.36% are callable within one year.  In the current low interest rate environment, the Bank expects the majority of the $9.2 million of these securities to be called within one year. In contrast, in a rising rate environment where the rate on the security is at or near market rates, the issuer will generally not exercise the call option.

Deposits are the Bank's primary funding source and the Bank prices its deposit accounts based upon competitive factors and the availability of prudent lending and investment opportunities.  The Bank seeks to lengthen the maturities of its deposits by offering longer-term certificates of deposit when market conditions have created opportunities to attract such deposits. However, the Bank does not solicit high rate jumbo certificates of deposit and does not pursue an aggressive growth strategy that would force the Bank to focus exclusively on competitors' rates rather than deposit affordability.  At December 31, 2012, the Bank had $251.7 million in certificates of deposit with a weighted average cost of funds of 1.32% of which $134.9 million with a weighted average cost of funds of 1.09% mature in one year or less.  At December 31, 2012, the Bank had approximately $40.8 million of money market deposit accounts with a weighted average cost of funds of 0.26% that are subject to repricing at the discretion of the Bank.  In a rising rate environment, the increase in the rate on these accounts will typically lag the increase in market rates and will typically not increase in the same magnitude or in proportion to the increase in market rates.

At December 31, 2012, the Bank had $3.1 million of FHLB advances, of which $2.0 million at a rate of 0.37% is variable with the interest rate floating monthly based on movements in the London Interbank Offering Rate (“LIBOR”). The remaining advances of $1.1 million are fixed rate amortizing at a weighted average interest rate of 4.25% with principal due in one year or less totaling approximately $168,000.

Net Portfolio Value
The value of the Bank’s loan and investment portfolio will change as interest rates change.  Net Portfolio Value (“NPV”) is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.  The following tables set forth, quantitatively, as of December 31, 2012 and 2011, the Bank’s estimate of the projected changes in NPV in the event of a 100, 200 and 300 basis point instantaneous and permanent increase in market interest rates and a 100 basis point instantaneous and permanent decrease in market interest rates as of December 31, 2012 and 2011.

2012
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$84,659	16.30%	$1,275	2%
+200	85,017	16.09	1,633	2
+100	84,623	15.76	1,239	2
0	83,384	15.28	--	--
-100	83,305	14.60	(3,079)	(4)

2011
Change in Interest Rates (basis points)	Estimated NPV	Estimated NPV as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$83,513	14.07%	$4,127	5%
+200	82,637	13.86	3,251	4
+100	81,766	13.65	2,380	3
0	79,386	13.22	--	--
-100	76,359	12.74	(3,027)	(4)

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First Federal Bancshares of Arkansas, Inc.
Harrison, Arkansas

We have audited the accompanying consolidated statements of financial condition of First Federal Bancshares of Arkansas, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and 2011, and the results of its operations and its cash flows for each of the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Little Rock, Arkansas
March 8, 2013

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2012 AND 2011
(In thousands, except share data)

ASSETS	2012	2011

Cash and cash equivalents:
Cash and collection items	$7,982	$8,536
Interest bearing deposits with banks	34,625	71,263

Total cash and cash equivalents	42,607	79,799

Interest bearing time deposits in banks	29,592	27,113
Investment securities, available for sale	53,325	62,077
Federal Home Loan Bank stock—at cost	375	576
Loans receivable, net of allowance at December 31, 2012 and 2011, of $15,676 and $20,818, respectively	337,328	331,453
Loans held for sale	4,435	3,339
Accrued interest receivable	1,501	1,516
Real estate owned - net	16,658	28,113
Office properties and equipment - net	20,634	21,441
Cash surrender value of life insurance	23,003	22,213
Prepaid expenses and other assets	937	1,406

TOTAL	$530,395	$579,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest bearing	$432,481	$473,043
Noninterest bearing	22,570	25,538

Total deposits	455,051	498,581

Other borrowings	3,109	6,679
Advance payments by borrowers for taxes and insurance	676	816
Other liabilities	1,899	4,077

Total liabilities	$460,735	$510,153

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; none issued	$--	$--
Common stock, $.01 par value—30,000,000 shares authorized; 19,302,603 shares issued and outstanding at December 31, 2012 and 2011, respectively	193	193
Additional paid-in capital	90,719	90,572
Other comprehensive income	763	898
Accumulated deficit	(22,015)	(22,770)

Total stockholders’ equity	69,660	68,893

TOTAL	$530,395	$579,046

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2012 AND 2011
(In thousands, except earnings per share and share data)

	2012	2011
INTEREST INCOME:
Loans receivable	$17,644	$20,043
Investment securities:
Taxable	386	1,858
Nontaxable	1,232	823
Other	537	348
Total interest income	19,799	23,072

INTEREST EXPENSE:
Deposits	4,322	6,351
Other borrowings	100	331

Total interest expense	4,422	6,682

NET INTEREST INCOME	15,377	16,390

PROVISION FOR LOAN LOSSES	22	859

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,355	15,531

NONINTEREST INCOME:
Net gain (loss) on sales and calls of investment securities	542	(439)
Deposit fee income	3,951	4,857
Earnings on life insurance policies	790	769
Gain on sale of loans	923	661
Other	381	446

Total noninterest income	6,587	6,294

NONINTEREST EXPENSES:
Salaries and employee benefits	11,024	11,365
Net occupancy expense	2,554	2,601
Real estate owned, net	717	19,194
FDIC insurance	1,048	1,378
Supervisory assessments	295	341
Data processing	2,058	1,579
Professional fees	963	1,087
Advertising and public relations	258	342
Postage and supplies	487	512
Other	1,783	2,460

Total noninterest expenses	21,187	40,859

INCOME (LOSS) BEFORE INCOME TAXES	755	(19,034)

INCOME TAX	--	--

NET INCOME (LOSS)	$755	$(19,034)

PREFERRED STOCK DIVIDENDS, ACCRETION OF DISCOUNT AND GAIN ON REDEMPTION OF PREFERRED STOCK	--	(10,500)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$755	$(8,534)

INCOME (LOSS) PER COMMON SHARE:
Basic and diluted	$0.04	$(0.67)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Net unrealized gains arising during the period	$407	$2,779
Reclassification adjustments for (gains) losses included in income	(542)	439
COMPREHENSIVE INCOME (LOSS)	$620	$(15,816)

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011
(In thousands, except share data)

	Issued Preferred Stock		Issued Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated (Deficit)	Stockholders’ Equity
BALANCE – January 1, 2011	16,500	16,261	969,357	10	26,834	(2,320)	(4,665)	36,120

Net loss	--	--	--	--	--	--	(19,034)	(19,034)
Other comprehensive income	--	--	--	--	--	3,218	--	3,218
Redemption of preferred stock and warrants	(16,500)	(16,261)	--	--	16,261	--	--	--
Cancellation of preferred stock dividends	--	--	--	--	--	--	929	929
Common stock issued, net of offering costs of $1.4 million	--	--	18,333,246	183	44,789	--	--	44,972
Stock compensation expense	--	--	--	--	68	--	--	68
Issuance of 2 million warrants	--	--	--	--	2,620	--	--	2,620
BALANCE – December 31, 2011	--	$--	19,302,603	$193	$90,572	$898	$(22,770)	$68,893

Net income	--	--	--	--	--	--	755	755
Other comprehensive loss	--	--	--	--	--	(135)	--	(135)
Stock compensation expense	--	--	--	--	147	--	--	147
BALANCE – December 31, 2012	--	$--	19,302,603	$193	$90,719	$763	$(22,015)	$69,660

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011
(In thousands)

	2012	2011

OPERATING ACTIVITIES:
Net income (loss)	$755	$(19,034)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	22	859
Provision for real estate losses	1,388	17,335
Deferred tax provision (benefit)	1,991	299
Deferred tax valuation allowance	(1,991)	(299)
Amortization (accretion) of premiums (discounts) on investment securities, net	33	(27)
Federal Home Loan Bank stock dividends	(3)	(6)
Net (gain) loss on disposition of fixed assets	(106)	(17)
Net (gain) loss on sale of REO and repossessed assets	(1,223)	784
Net (gain) loss on sales or calls of investment securities	(542)	439
Originations of loans held for sale	(46,853)	(32,643)
Proceeds from sales of loans held for sale	46,680	34,467
Gain on sale of loans originated to sell	(923)	(661)
Depreciation	1,445	1,407
Amortization of deferred loan costs, net	86	215
Earnings on life insurance policies	(790)	(769)
Stock compensation expense	147	68
Changes in operating assets and liabilities:
Accrued interest receivable	15	1,029
Prepaid expenses and other assets	469	1,084
Other liabilities	(544)	165

Net cash provided by operating activities	56	4,695

INVESTING ACTIVITIES:
Purchases of interest bearing time deposits in banks	(4,470)	(27,113)
Maturities of interest bearing time deposits in banks	1,991	--
Purchases of investment securities, available for sale	(24,776)	(34,186)
Proceeds from maturities/calls/sales of investment securities, available for sale	32,268	59,655
Federal Home Loan Bank stock purchased	--	(633)
Federal Home Loan Bank stock redeemed	204	1,320
Loan (originations) repayments, net	(4,461)	34,083
Loan participations purchased	(6,650)	(4,000)
Loan participations sold	--	7,000
Proceeds from sales of real estate owned	16,675	10,242
Improvements to real estate owned	(257)	(26)
Proceeds from sales of office properties and equipment	272	21
Purchases of office properties and equipment	(804)	(615)

Net cash provided by investing activities	9,992	45,748

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011
(In thousands)

	2012	2011
FINANCING ACTIVITIES:
Net decrease in deposits	$(43,530)	$(43,219)
Repayment of advances from Federal Home Loan Bank	(3,570)	(11,514)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(140)	90
Proceeds from issuance of common stock	--	47,592

Net cash used in financing activities	(47,240)	(7,051)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,192)	43,392

CASH AND CASH EQUIVALENTS:
Beginning of year	79,799	36,407

End of year	$42,607	$79,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$4,453	$6,847

Income taxes	$--	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$6,792	$15,658

Loans to facilitate sales of real estate owned	$1,664	$3,925

Investment securities purchased—not settled	$--	$1,634

Preferred dividends cancelled	$--	$929

(Concluded)

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be significant. Valuation of real estate owned, fair value of financial instruments, valuation of deferred tax assets and the allowance for loan and lease losses are material estimates that are particularly susceptible to significant change in the near term.

Significant Estimates and Concentrations—Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan and lease losses are reflected in the footnote regarding loans.  Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.  Other significant estimates and concentrations not discussed in those footnotes include:

Real Estate Owned. Real estate owned (“REO”) of $16.7 million includes commercial and residential lots and land in our market area with a carrying value of $6.6 million at December 31, 2012.  The carrying values of these properties reflect management’s best estimate of the amount to be realized from the sale of the properties.  There have been limited recent sales of comparable properties in the area to consider in estimating the values, and the market for such properties is limited.  Therefore, the amount that the Bank realizes from the sale of these properties could differ materially in the near term from the carrying value reflected in these financial statements.

Pension Benefits. The Bank is a participant in a noncontributory multiemployer defined benefit pension plan. The plan was frozen as of July 1, 2010, eliminating all future benefit accruals for participants in the plan and closing the plan to new participants as of that date. The Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the plan.  Costs for the plan year beginning July 1, 2012, are approximately $441,000 all of which  was contributed as of December 31, 2012. The level of amortization charges is determined by the plan's funding shortfall, which is determined by comparing plan liabilities to plan assets.  Based on factors that influence the levels of plan assets and liabilities, such as the level of interest rates and the performance of plan assets, it is reasonably possible that events could occur that would materially change the estimated amount of the Bank’s required contribution in the near term. Additionally, if the Bank were to terminate the plan, the Bank could incur a significant withdrawal liability.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. In estimating whether impairment is other than temporary, management considers whether the Company intends to sell the security, it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the present values of expected cash flows is not sufficient to recover the entire amortized cost. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.

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

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at unpaid principal balances adjusted for any charge-offs, the allowance for loan and lease losses, and any deferred loan fees or costs. Deferred loan fees or costs and discounts on loans are amortized or accreted to income using the level-yield method over the remaining period to contractual maturity.

Mortgage loans originated and committed for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Such loans are generally carried at cost due to the short period of time between funding and sale, generally two to three weeks.

The accrual of interest on loans is generally discontinued when the loan becomes 90 days past due, or, in management’s opinion, the borrower is judged to be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual, except when doubt exists as to ultimate collectability of principal and interest. A loan is generally returned to accrual status when the loan is no longer past due and, in the opinion of management, collection of the remaining balance can be reasonably expected.  The Company may continue to accrue interest on certain loans that are 90 days past due or more if such loans are well-secured and in the process of collection.

Allowance for Loan and Lease Losses—The allowance for loan and lease losses (“ALLL”) is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the ALLL when management believes it is likely that a loan balance is uncollectible.  Subsequent recoveries, if any, are credited to the ALLL.

The ALLL represents management’s estimate of incurred credit losses inherent in the Company’s loan portfolio as of the balance sheet date.  The estimation of the ALLL is based on a variety of factors, including past loan loss experience, the current credit profiles of the Company’s borrowers, adverse situations that have occurred that may affect borrowers’ ability to repay, the estimated value of underlying collateral, and general economic conditions, including unemployment, bankruptcy trends, vacancy rates, and the level and trend of home sales and prices. Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

The methodology for estimating the ALLL consists of (1) an allocated allowance on identified impaired loans and leases (sometimes referred to as a specific allowance) and (2) a general allowance on the remainder of the loan and lease portfolio.  Although the Bank determines the amount of each component of the ALLL separately, the entire allowance is available to absorb losses in the loan portfolio.

Allocated (Specific) Allowance

Allocated, or specific, allowances represent impairment measurements on certain impaired loans as further described below. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Classified loans where the borrower’s total loan relationship exceeds $250,000 are evaluated for impairment on a loan-by-loan basis quarterly.  Nonaccrual loans and troubled debt restructurings (“TDRs”) are considered to be impaired loans. TDRs are restructurings in which the Bank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the Bank would not otherwise consider.  Impairment is measured quarterly on a loan-by-loan basis for all TDRs and impaired loans where the aggregate relationship balance exceeds $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Impaired loans under this threshold are aggregated and included in loan pools with their ALLL calculated as described in the following paragraph.

Groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Bank considers the characteristics of (1) one- to four-family residential mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the allowance for losses of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type, valuing these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, and economic conditions in the primary market areas.

General Allowance

The general component of the ALLL is based on historical loss experience adjusted for qualitative factors stratified by loan segments and classes. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the applicable qualitative factors. The applied loss factors are reevaluated quarterly to ensure their relevance at each reporting period.

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

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various statement of financial condition assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred tax assets and liabilities are recognized for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Deferred tax assets are evaluated for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. A valuation allowance for deferred tax assets is established if, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, future taxable income is estimated based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between projected operating performance, actual results and other factors.

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

Recent Accounting Pronouncements—In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU expands ASC 820’s disclosure requirements, particularly for Level 3 inputs, including (1) a quantitative disclosure of the unobservable inputs and assumptions used, (2) a description of the valuation process in place and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs. The ASU was effective for the Company’s reporting periods beginning after December 15, 2011. As this ASU amended only the disclosure requirements for fair value measurements, the adoption of this ASU did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In December 2011, FASB issued ASU 2011-12, which defers certain provisions of ASU 2011-05. One of ASU 2011-05’s provisions requires the Company to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 deferred this requirement indefinitely. All other requirements in ASU 2011-05 were not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The ASU did not amend the components that must be reported in other comprehensive income. Both ASUs were effective for the Company’s reporting periods beginning after December 15, 2011. The Company adopted this ASU beginning in the quarter ended March 31, 2012. As this ASU amended only the disclosure requirements for fair value measurements, the adoption of this ASU did not have a material impact on the Company’s financial statements. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires disclosure, either in a single footnote or parenthetically on the face of the financial statements, of the effect of significant items reclassified from accumulated other comprehensive income to their respective line items in the statement of net income. The effective date of ASU 2013-02 is for reporting periods beginning after December 15, 2012. The Company does not expect that the adoption of these provisions will have a material impact on the Company’s financial statements.

Reclassifications—Various items within the accompanying consolidated financial statements for the previous years have been reclassified to conform to the classifications used for reporting in 2012. These reclassifications had no effect on net earnings.

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

•
The Company sold to Bear State (i) 15,425,262 post-Reverse Split shares (the “First Closing Shares”) of the Company’s common stock at $3.00 per share (or $0.60 per share pre-Reverse Split) in a private placement, and (ii) a warrant (the “Investor Warrant”) to purchase 2 million post-Reverse Split shares of our common stock at an exercise price of $3.00 per share (or $0.60 per share pre-Reverse Split) (the date on which such sale occurred, the “First Closing”).  The First Closing occurred on May 3, 2011.  The Investor Warrant has not been exercised as of December 31, 2012 and is scheduled to expire on June 27, 2014.

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

•	In connection with the First Closing, Bear State designated, and the board approved, four individuals to serve on the Boards of Directors of the Company and the Bank.

As a result of its participation in the Recapitalization, Bear State owns approximately 82% of the Company’s common stock, assuming exercise of the Investor Warrant.

3.        RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS
Based on the reserve requirements of the Federal Reserve Bank (the “FRB”), the Bank is required to maintain average cash balances on hand or with the FRB. At December 31, 2012, the required reserve balance was zero and at December 31, 2011, the required reserves balance amounted to $503,000.

4.        INTEREST BEARING TIME DEPOSITS IN BANKS
Interest bearing time deposits in banks mature within one to five years and are carried at cost. The scheduled maturities of these deposits at December 31, 2012, by contractual maturity are shown below (in thousands):

Amounts maturing during the years ending December 31:	Weighted Average Rate	Amount
2013	0.91%	$5,225
2014	1.18	11,946
2015	1.49	1,491
2016	2.02	8,949
2017	1.43	1,981

Total	1.42%	$29,592

5.        INVESTMENT SECURITIES
Investment securities consisted of the following at December 31 (in thousands):

	2012
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$44,562	$849	$(18)	$45,393
Corporate debt securities	8,000	--	(68)	7,932

Total	$52,562	$849	$(86)	$53,325

	2011
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$35,590	$1,033	$(10)	$36,613
Corporate debt securities	6,000	--	(190)	5,810
U.S. Government sponsored agencies	19,589	65	--	19,654

Total	$61,179	$1,098	$(200)	$62,077

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 (in thousands):

	2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$4,033	$18	$--	$--	$4,033	$18
Corporate debt securities	3,980	20	3,952	48	7,932	68

Total	$8,013	$38	$3,952	$48	$11,965	$86

	2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$1,812	$10	$--	$--	$1,812	$10
Corporate debt securities	3,810	190	--	--	3,810	190

Total	$5,622	$200	$--	$--	$5,622	$200

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

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the unrealized losses are also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities and nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount.

The Company has pledged investment securities with carrying values of approximately $1.6 million and $1.2 million at December 31, 2012 and 2011, respectively, as collateral for certain deposits in excess of $250,000.  In addition, at December 31, 2012, investment securities with a total carrying value of approximately $7.9 million were held at the FRB to be available to pledge as collateral for the primary discount window.  However, at December 31, 2012, there were no outstanding FRB borrowings.  At December 31, 2011, the Company pledged investment securities with a total carrying value of approximately $8.9 million as collateral at the FRB to secure transaction settlements. Effective October 9, 2012, the Company was no longer required to pledge collateral to secure transaction settlements.

The scheduled maturities of debt securities at December 31, 2012, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Within one year	$175	$176
Due from one year to five years	17,600	17,603
Due from five years to ten years	21,737	22,143
Due after ten years	13,050	13,403

Total	$52,562	$53,325

As of December 31, 2012 and 2011, investments with amortized cost of approximately $36.8 million and $48.5 million, respectively, have call options held by the issuer, of which approximately $9.2 million and $26.6 million, respectively, are or were callable within one year.

Sales of the Company’s investment securities available for sale are summarized as follows:

	Years Ended December 31,
	2012	2011

Sales proceeds	$5,387	$18,931

Gross realized gains	$542	$128
Gross realized losses	--	(567)
Net (losses) gains on sales of investment securities	$542	$(439)

6.        LOANS RECEIVABLE
Loans receivable consisted of the following at December 31 (in thousands):

	2012	2011

Mortgage loans:
One- to four-family residential	$149,484	$183,158
Home equity and second mortgage	8,452	12,502
Multifamily	20,790	20,476
Commercial real estate	138,014	95,920
One- to four-family construction	803	1,724
Other construction and land	13,748	23,288
Total mortgage loans	331,291	337,068

Commercial loans	16,083	7,603
Consumer loans:
Automobile	1,757	2,536
Other	4,061	5,479
Total consumer loans	5,818	8,015
Total loans receivable	353,192	352,686

Unearned discounts and net deferred loan costs	(188)	(415)
Allowance for loan and lease losses	(15,676)	(20,818)

Loans receivable—net	$337,328	$331,453

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of such loans at December 31, 2012 and 2011 were $8.7 million and $13.4 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.   Servicing income for the years ended December 31, 2012 and 2011 was $7,000 and $24,000, respectively.

As of December 31, 2012 and 2011, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $67.3 million and $85.9 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas (“FHLB”) and were pledged for outstanding advances or available for future advances.

The FHLB has custody and endorsement of the loans that collateralize our outstanding borrowings with the FHLB.  Qualifying loans (i) must not be 90 days or more past due; (ii) must not have been in default within the most recent twelve-month period, unless such default has been cured in a manner acceptable to the FHLB; (iii) must relate to real property that is covered by fire and hazard insurance in an amount at least sufficient to discharge the mortgage loan in case of loss and as to which all real estate taxes are current; (iv) must not have been classified as substandard, doubtful, or loss by the Bank’s regulatory authority or the Bank; and (v) must not secure the indebtedness to any director, officer, employee, attorney, or agent of the Bank or of any FHLB.  The FHLB currently allows an aggregate lendable value on the qualifying loans of approximately 90% of the collateral value of loans pledged to the FHLB.

As of December 31, 2012 and 2011, qualifying loans collateralized by commercial real estate with balances of $9.4 million and $12.3 million, respectively, were pledged at the FRB.  The Bank uses qualifying investment securities and qualifying commercial real estate loans as collateral for the discount window and was, prior to October 9, 2012, required to pledge collateral to secure account transaction settlements. On October 9, 2012, the Bank was notified by the FRB that the Bank is no longer required to pledge collateral to secure account transaction settlements and that the Bank is eligible for primary credit from the Federal Reserve Discount Window as a result of improvement in the Bank’s financial condition.

Age analyses of loans as of December 31, 2012 and 2011, including both accruing and nonaccrual loans, are presented below (in thousands):

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$7,337	$3,805	$138,342	$149,484
Home equity and second mortgage	74	177	8,201	8,452
Multifamily residential	3,459	--	17,331	20,790
Commercial real estate	--	4,523	133,491	138,014
One- to four-family construction	--	130	673	803
Other construction and land	241	3,015	10,492	13,748
Commercial	341	402	15,340	16,083
Consumer	15	25	5,778	5,818
Total (1)	$11,467	$12,077	$329,648	$353,192

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$8,319	$5,604	$169,235	$183,158
Home equity and second mortgage	126	437	11,939	12,502
Multifamily residential	31	--	20,445	20,476
Commercial real estate	1,371	4,752	89,797	95,920
One- to four-family construction	--	--	1,724	1,724
Other construction and land	191	1,344	21,753	23,288
Commercial	--	388	7,215	7,603
Consumer	23	5	7,987	8,015
Total (1)	$10,061	$12,530	$330,095	$352,686

(1)	Gross of unearned discounts and net loan costs and the allowance for loan and lease losses.

There was one loan over 90 days past due and still accruing at December 31, 2011 totaling $388,000 and no such loans at December 31, 2012.  Restructured loans totaled $9.2 million and $13.9 million as of December 31, 2012 and 2011, respectively, with $3.4 million and $8.7 million of such restructured loans on nonaccrual status at December 31, 2012 and 2011, respectively.

The following table presents age analyses of nonaccrual loans as of December 31, 2012 and 2011 (in thousands):

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,046	$3,805	$1,795	$6,646
Home equity and second mortgage	24	177	180	381
Multifamily residential	--	--	--	--
Commercial real estate	--	4,523	2,713	7,236
One- to four-family construction	--	130	--	130
Other construction and land	241	3,015	747	4,003
Commercial	--	402	--	402
Consumer	1	25	--	26
Total	$1,312	$12,077	$5,435	$18,824

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,870	$5,604	$4,262	$11,736
Home equity and second mortgage	57	437	270	764
Multifamily residential	--	--	4,645	4,645
Commercial real estate	203	4,752	8,283	13,238
Other construction and land	164	1,344	1,893	3,401
Commercial	--	--	72	72
Consumer	--	5	93	98
Total	$2,294	$12,142	$19,518	$33,954

The following tables summarize information pertaining to impaired loans as of December 31, 2012 and 2011 and for the years then ended (in thousands):
	December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$1,343	$1,136	$207	$2,142	$37
Home equity and second mortgage	81	13	68	20	2
Multifamily residential	--	--	--	451	--
Commercial real estate	3,596	2,817	778	2,440	119
Other construction and land	737	607	130	1,127	--
Commercial	380	--	380	46	--
Consumer	5	4	2	6	--
	6,142	4,577	1,565	6,232	158

Impaired loans without a valuation allowance:
One- to four-family residential	6,399	6,399	--	7,175	69
Home equity and second mortgage	319	319	--	488	4
Multifamily residential	3,459	3,459	--	3,230	166
Commercial real estate	4,876	4,876	--	6,443	98
One- to four-family construction	130	130	--	76	--
Other construction and land	3,266	3,266	--	3,630	22
Commercial	22	22	--	200	--
Consumer	27	27	--	50	1
	18,498	18,498	--	21,292	360
Total impaired loans	$24,640	$23,075	$1,565	$27,524	$518

Interest based on original terms					$1,547

Interest income recognized on a cash basis on impaired loans					$203

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$3,019	$2,714	$305	$3,734	$52
Home equity and second mortgage	108	27	81	158	3
Multifamily residential	2,958	2,255	703	4,425	--
Commercial real estate	4,301	2,422	1,879	2,290	3
One- to four-family construction	--	--	--	2	--
Other construction and land	925	645	280	3,192	12
Commercial	--	--	--	129	--
Consumer	70	25	45	16	--
	11,381	8,088	3,293	13,946	70

Impaired loans without a valuation allowance:
One- to four-family residential	10,066	10,066	--	16,911	255
Home equity and second mortgage	723	723	--	801	33
Multifamily residential	5,175	5,175	--	4,171	18
Commercial real estate	8,937	8,937	--	10,710	282
One- to four-family construction	--	--	--	--	--
Other construction and land	2,758	2,758	--	3,156	50
Commercial	72	72	--	336	5
Consumer	49	49	--	83	2
	27,780	27,780	--	36,168	645
Total impaired loans	$39,161	$35,868	$3,293	$50,114	$715

Interest based on original terms					$2,272

Interest income recognized on a cash basis on impaired loans					$320

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, the Bank categorizes loans into risk categories based on available and relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by assigning a credit risk rating to loans on at least an annual basis for non-homogeneous loans over $250,000. The Bank uses the following definitions for risk ratings:

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

Based on analyses performed at December 31, 2012 and December 31, 2011, the risk categories of loans are as follows:

	December 31, 2012
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$29,480	$3,667	$12,222	$104,115	$149,484
Home equity and second mortgage	736	31	771	6,914	8,452
Multifamily residential	16,695	--	4,078	17	20,790
Commercial real estate	117,604	7,445	12,045	920	138,014
One- to four-family construction	108	465	130	100	803
Other construction and land	5,190	402	4,804	3,352	13,748
Commercial	15,127	340	425	191	16,083
Consumer	159	--	45	5,614	5,818
Total (1)	$185,099	$12,350	$34,520	$121,223	$353,192

	December 31, 2011
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$24,300	$13,888	$27,877	$117,093	$183,158
Home equity and second mortgage	558	487	1,569	9,888	12,502
Multifamily residential	4,736	6,655	6,203	2,882	20,476
Commercial real estate	55,997	9,174	29,020	1,729	95,920
One- to four-family construction	--	--	905	819	1,724
Other construction and land	9,365	2,908	8,684	2,331	23,288
Commercial	5,579	1,105	521	398	7,603
Consumer	626	13	191	7,185	8,015
Total (1)	$101,161	$34,230	$74,970	$142,325	$352,686

(1)	Gross of unearned discounts and net loan costs and the allowance for loan and lease losses.

As of December 31, 2012 and December 31, 2011, the Bank did not have any loans categorized as subprime or classified as doubtful or loss.

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

The following table summarizes TDRs as of December 31, 2012 and December 31, 2011: (dollars in thousands)

December 31, 2012	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	11	$1,096	6	$1,391	17	$2,487
Home equity and second mortgage	1	19	3	70	4	89
Multifamily residential	1	3,459	--	--	1	3,459
Commercial real estate	1	1,235	3	606	4	1,841
Other construction and land	--	--	6	1,315	6	1,315
Consumer	3	7	--	--	3	7

Total	17	$5,816	18	$3,382	35	$9,198

December 31, 2011	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	15	$1,349	11	$1,134	26	$2,483
Home equity and second mortgage	3	68	4	133	7	201
Multifamily residential	1	3,488	1	1,399	2	4,887
Commercial real estate	--	--	6	4,759	6	4,759
Other construction and land	5	282	4	1,242	9	1,524
Consumer	7	20	--	--	7	20

Total	31	$5,207	26	$8,667	57	$13,874

Loans receivable that were restructured as TDRs during the years ended December 31, 2012 and 2011 were as follows: (dollars in thousands)

		Balance		Nature of Modification
	Number of Loans	Prior to TDR	Balance at Year End	Payment Term (1)	Other
Year Ended December 31, 2012
One- to four-family residential	1	$880	$875	$880	$--
Commercial real estate	1	164	166	164	--

Total	2	$1,044	$1,041	$1,044	$--

Year Ended December 31, 2011
One- to four-family residential	4	$567	$253	$100	$467	(3)
Home equity and second mortgage	2	78	76	19	59	(3)
Commercial real estate	2	1,471	1,495	200	1,271	(2)
Other construction and land	2	96	95	--	96	(3)
Commercial	1	54	--	--	54	(4)
Consumer	1	3	2	3	--

Total	12	$2,269	$1,921	$322	$1,947

(1)	Concessions represent skipped payments/maturity date extensions or amortization term extensions.
(2)	Concession represents payment of delinquent property taxes.
(3)	Modification to interest only payments for a period of time.
(4)	Debt consolidation.

The following tables present loans receivable for which a payment default occurred during the years ended December 31, 2012 and 2011, and that had been modified as a TDR within 12 months or less of the payment default.  A payment default is defined as a payment received more than 90 days after its due date. (dollars in thousands)

	Year Ended December 31, 2012
	Number of Loans	Unpaid Principal Balance at December 31, 2012	Charge-offs	Transfers to REO

Home equity and second mortgage	1	$53	$--	$--

Total	1	$53	$--	$--

	Year Ended December 31, 2011
	Number of Loans	Unpaid Principal Balance at December 31, 2011	Charge-offs	Transfers to REO
One- to four-family residential	7	$142	$163	$840
Home equity and second mortgage	3	51	137	--
Multifamily residential	1	--	962	718
Commercial real estate	1	409	--	--
Other construction and land	2	318	--	45
Commercial	1	--	98	--
Consumer	2	--	67	--

Total	17	$920	$1,427	$1,603

7.        ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES
The tables below provide a rollforward of the allowance for loan and lease losses by portfolio segment for the years ended December 31, 2012 and 2011 (in thousands):

Year Ended December 31, 2012	One- to four- family residential	Home equity and second mortgage	Multifamily residential	Commercial real estate	One- to four- family construction	Other construction and land	Commercial	Consumer	Total
ALLL:
Balance, beginning of year	$6,306	$693	$2,654	$7,316	$84	$2,567	$972	$226	$20,818
Provision charged to expense	(340)	58	(355)	2,141	(33)	(1,803)	162	192	22
Losses charged off	(1,620)	(223)	(997)	(2,517)	--	(407)	(237)	(269)	(6,270)
Recoveries	114	111	17	9	--	722	59	74	1,106
Balance, end of year	$4,460	$639	$1,319	$6,949	$51	$1,079	$956	$223	$15,676
Ending balance: individually evaluated for impairment	$207	$68	$--	$778	$--	$130	$380	$2	$1,565
Ending balance: collectively evaluated for impairment	$4,253	$571	$1,319	$6,171	$51	$949	$576	$221	$14,111
Loan balances (1):
Ending balance	$149,484	$8,452	$20,790	$138,014	$803	$13,748	$16,083	$5,818	$353,192
Ending balance: individually evaluated for impairment	$7,742	$400	$3,459	$8,472	$130	$4,003	$402	$32	$24,640
Ending balance: collectively evaluated for impairment	$141,742	$8,052	$17,331	$129,542	$673	$9,745	$15,681	$5,786	$328,552

Year Ended December 31, 2011	One- to four- family residential	Home equity and second mortgage	Multifamily residential	Commercial real estate	One- to four-family construction	Other construction and land	Commercial	Consumer	Total
ALLL:
Balance, beginning of year	$5,440	$1,275	$6,581	$9,491	$81	$4,035	$3,543	$638	$31,084
Provision charged to expense	3,993	(160)	(1,132)	189	31	204	(2,139)	(127)	859
Losses charged off	(3,177)	(486)	(2,795)	(2,375)	(28)	(2,190)	(517)	(409)	(11,977)
Recoveries	50	64	--	11	--	518	85	124	852
Balance, end of year	$6,306	$693	$2,654	$7,316	$84	$2,567	$972	$226	$20,818
Ending balance: individually evaluated for impairment	$305	$81	$703	$1,879	$--	$280	$--	$45	$3,293
Ending balance: collectively evaluated for impairment	$6,001	$612	$1,951	$5,437	$84	$2,287	$972	$181	$17,525
Loan balances (1):
Ending balance	$183,158	$12,502	$20,476	$95,920	$1,724	$23,288	$7,603	$8,015	$352,686
Ending balance: individually evaluated for impairment	$13,085	$831	$8,133	$13,238	$--	$3,683	$72	$119	$39,161
Ending balance: collectively evaluated for impairment	$170,073	$11,671	$12,343	$82,682	$1,724	$19,605	$7,531	$7,896	$313,525

(1)	Gross of unearned discounts and net loan costs and the allowance for loan and lease losses

Activity in the allowance for real estate losses is as follows for the years ended   (in thousands):

	Year Ended December 31
	2012	2011

Balance—beginning of year	$20,934	$7,841

Provisions for estimated losses	1,388	17,335
Losses charged off	(7,445)	(4,242)

Balance—end of year	$14,877	$20,934

8.        ACCRUED INTEREST RECEIVABLE
Accrued interest receivable consisted of the following at December 31 (in thousands):

	2012	2011

Loans	$1,083	$1,085
Investment securities	362	395
Deposits in banks	56	36

Total	$1,501	$1,516

9.        OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment consisted of the following at December 31 (in thousands):

	2012	2011

Land and land improvements	$5,838	$5,937
Buildings and improvements	21,279	21,400
Furniture and equipment	5,953	7,246
Automobiles	213	271

Total	33,283	34,854

Accumulated depreciation	(12,649)	(13,413)

Office properties and equipment—net	$20,634	$21,441

Depreciation expense for each of the years ended December 31, 2012 and 2011 was approximately $1.4 million.

At December 31, 2012, office properties and equipment included two properties totaling $565,000 held for sale carried at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized on these properties for the year ended December 31, 2012.

During the year ended December 31, 2012, the Bank closed three branch locations resulting in a net gain on sale of approximately $147,000.  One location with a net book value of approximately $113,000 was sold for $237,500 resulting in a gain on sale of approximately $123,000, net of closing costs.  The second branch was a leased facility with no remaining book value at the time of the sale.  The leasehold improvements were sold for $23,500 resulting in a gain on sale of $23,500 and the lease was transferred to the purchaser.  The location of the third branch closing was converted to the Bank's loan processing center in Northwest Arkansas.  Customers from closed branch locations are being serviced by other Bank branch locations in the area.  As a result, these branch closings are not reported as discontinued operations.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2012, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

Years Ending December 31

2013	$160
2014	160
2015	160
2016	160
2017	160
2018 and thereafter	27

Total	$827

The leases contain options to extend for periods from five to twenty-five years.  The cost of rentals in the renewal periods are not included above.  Total rent expense for the years ended December 31, 2012 and 2011 amounted to $298,000 and $257,000, respectively.

The Bank also leases certain of its banking premises to third parties under operating lease agreements.  The following is a schedule by years of minimum future rentals on noncancelable operating leases (in thousands):

Years Ending December 31

2013	$19
2014	3

Total	$22

The leases contain options to extend for periods up to ten years.  Such rentals are not included above.  Total rental income for the years ended December 31, 2012 and 2011 amounted to $66,000 and $67,000, respectively.

10.      DEPOSITS
Deposits are summarized as follows at December 31 (in thousands):

	2012	2011

Checking accounts, including noninterest bearing deposits of $22,570 and $25,538 in 2012 and 2011, respectively	$131,826	$137,078
Money market accounts	40,818	42,033
Savings accounts	30,664	27,904
Certificates of deposit	251,743	291,566

Total	$455,051	$498,581

Overdrafts of checking accounts of $238,000 and $315,000 at December 31, 2012 and 2011, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of December 31, 2012 and 2011, the Bank had $99,000 and $1.8 million of brokered deposits, respectively.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $96.4 million and $106.1 million at December 31, 2012 and 2011, respectively.

At December 31, 2012, scheduled maturities of certificates of deposit were as follows (in thousands):

Years Ending December 31

2013	$134,893
2014	49,820
2015	30,826
2016	13,293
2017	11,340
2018 and thereafter	11,571

Total	$251,743

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2012	2011

Interest bearing checking accounts	$266	$231
Money market accounts	124	133
Savings and certificate accounts	3,988	6,044
Early withdrawal penalties	(56)	(57)

Total	$4,322	$6,351

FDIC insurance covers all deposit accounts, including checking and savings accounts, money market deposit accounts and certificates of deposit. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category.  From December 31, 2010 through December 31, 2012, at all FDIC-insured institutions, deposits held in noninterest-bearing transaction accounts were fully insured regardless of the amount in the account.

11.      OTHER BORROWINGS
Federal Home Loan Bank.  The Bank is a member of the Federal Home Loan Bank System. As a member of this system, it is required to maintain an investment in capital stock of the FHLB in an amount equal to the sum of 0.04% of total assets as of the previous December 31 and 4.10% of outstanding advances. No ready market exists for such stock and it has no quoted market value. The carrying value of the stock is its cost.

The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans.  Pledged collateral is held in the custody of the FHLB.

Advances at December 31, 2012 and 2011 consisted of the following (in thousands):

	2012		2011
Amounts Maturing in Year Ending December 31	Weighted Average Rate	Amount	Weighted Average Rate	Amount

2012	--%	$--	2.25%	$3,570
2013	0.64	2,168	0.75	2,168
2014	4.16	114	4.16	114
2015	4.49	616	4.49	616
2016	3.95	82	3.95	82
2017	3.95	85	3.95	85
Thereafter	3.95	44	3.95	44

Total	1.76%	$3,109	2.06%	$6,679

12.      INCOME TAXES
The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31
	2012	2011

Income tax provision (benefit):
Current:
Federal	$--	$--
State	--	--
Total current	--	--

Deferred:
Federal	1,946	(3,429)
State	45	(1,205)
Valuation allowance	(1,991)	4,634
Total deferred	--	--

Total	$--	$--

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Year Ended December 31
	2012		2011

Taxes at statutory rate	$258	34.0%	$(6,471)	34.0%
Increase (decrease) resulting from:
State income tax—net	33	4.3	(816)	4.3
Section 382 write-down	2,381	315.5	3,123	(16.4)
Change in valuation allowance	(1,991)	(263.8)	4,634	(24.4)
Earnings on life insurance policies	(269)	(35.6)	(262)	1.4
Nontaxable investments	(409)	(54.1)	(263)	1.4
Other—net	(3)	(.3)	55	(0.3)

Total	$--	0.0%	$--	0.0%

The Company’s net deferred tax asset account was comprised of the following at December 31 (in thousands):

	2012	2011

Deferred tax assets:
Allowance for loan and lease losses	$9,369	$11,532
Real estate owned	6,810	9,146
Section 382 net operating loss carryforward	2,527	2,665
Net operating loss carryforward	3,930	1,316
Nonaccrual loan interest	676	723
Other	313	348

Total deferred tax assets	23,625	25,730
Valuation allowance	(22,859)	(24,850)
Deferred tax asset, net of allowance	766	880

Deferred tax liabilities:
Office properties	(580)	(724)
Federal Home Loan Bank stock	(22)	(33)
Pension plan contribution	(83)	--
Prepaid expenses	(81)	(123)

Total deferred tax liabilities	(766)	(880)

Net deferred tax asset (liability)	$--	$--

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2012 and December 31, 2011. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•	The Company has a long history of earnings profitability prior to 2009 and returned to profitability in 2012.
•	Future reversals of certain deferred tax liabilities.

As part of its analysis, the Company considered the following negative evidence:

•	The Company may not meet its projections concerning future taxable income.
•	Although the Company returned to profitability in 2012, positive taxable income has not been attained.
•	Limitations on the Company’s ability to utilize its pre-change NOLs and certain recognized built-in losses to offset future taxable income pursuant to Section 382 of the Internal Revenue Code.

At December 31, 2012, and December 31, 2011, based on the negative evidence presented, the Company determined that a valuation allowance relating to both the federal and state portion of its deferred tax asset was necessary.  In addition, the determination for the state deferred tax asset included negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $18.1 million and $4.7 million at December 31, 2012 were recorded for the federal deferred tax asset and the state deferred tax asset, respectively.

A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2012, the Bank had a $15.2 million NOL for federal income tax purposes that will be carried forward. The federal NOL was limited based on Bear State’s investment in the Company as it constituted an “ownership change” as defined in the Internal Revenue Code (the “Code”). In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.  The annual limit under Section 382 is approximately $405,000.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2012 and December 31, 2011. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2009 and forward.

13.      STOCK BASED COMPENSATION
Stock Option Plan—The Stock Option Plan (“SOP”) provided for a committee of the Company’s Board of Directors to award incentive stock options, non-qualified or compensatory stock options and stock appreciation rights representing up to 1,030,750 shares of Company stock. The SOP expired during 2007, so no further option grants will be made.  There was no compensation expense attributable to options granted under this plan during 2012 or 2011.  As of December 31, 2012, 1,206 shares remain unexercised with exercise prices ranging from $64.65 to $127.50 per share and expiration dates ranging from January 2013 through January 2016.

2011 Omnibus Incentive Plan—The 2011 Omnibus Incentive Plan (the “2011 Plan”) became effective May 3, 2011, after approval by the Company’s stockholders on April 29, 2011.   The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that link the personal interests of participants to those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 1,930,269 shares of Company stock. Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan.  Each award under the 2011 Plan is governed by the terms of the individual award agreement, which shall specify pricing, term, vesting, and other pertinent provisions. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, generally vest based on five years of continuous service and have seven year contractual terms.  Compensation expense attributable to awards made under the 2011 Plan for the years ended December 31, 2012 and 2011 totaled approximately $147,000 and $68,000, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise, employee termination, and expected term of the options within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The fair values of stock options granted during the years ended December 31, 2012 and 2011 were estimated based on the following average assumptions:

	2012	2011
Expected Term (years)	7	7
Annual Dividend Rate	0.00%	0.00%
Risk Free Interest Rate	1.25%	1.74%
Volatility	50.38%	50.77%
Expected forfeiture rate	4.00%	4.00%

A summary of the activity in the Company’s 2011 Plan for the years ended December 31, 2012 and 2011, presented below:

	Shares	Weighted Average Exercise Price

Outstanding—January 1, 2011	--	$--
Granted	255,500	$6.26
Forfeited	(19,500)	$6.57

Outstanding—December 31, 2011	236,000	$6.23

Granted	67,500	$7.96
Forfeited	(80,000)	$6.52

Outstanding—December 31, 2012	223,500	$6.65

The weighted average remaining contractual life of the outstanding options was 5.94 years and the aggregate intrinsic value of the options was $692,000 at December 31, 2012. The weighted-average grant-date fair value of options granted during 2012 was $3.88.  None of the outstanding options are vested.

As of December 31, 2012, there was $585,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements under the 2011 Plan.  The cost is expected to be recognized over a weighted-average period of 3.9 years.

14.     EMPLOYEE BENEFIT PLANS
401(k) Plan — The Company has established a 401(k) Plan whereby substantially all employees participate in the Plan.  Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws.  Effective February 16, 2009, the Company suspended its matching contributions and there were no such expenses incurred in 2012 or 2011.

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

The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects:
a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c.	If the Bank chooses to withdraw from the Pentegra DB Plan, the Bank may be required to pay a significant withdrawal liability.

The following table presents the funded status (market value of plan assets divided by funding target) as of July 1 for the respective years:
	2012(1)	2011

Plan Funded Status per valuation report	86.72%	73.46%

(1)	Market value of plan assets reflects any contributions received through June 30, 2012.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $299.7 million and $203.6 million for the plan years ending June 30, 2011 and June 30, 2010, respectively. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The Pentegra DB Plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Based on the Pentegra DB Plan’s funded status, lump-sum distributions have limitations. On April 30, 2010, the Board of Directors of the Bank elected to freeze the Pentegra DB Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra DB Plan and closing the Pentegra DB Plan to new participants as of that date. The Pentegra DB Plan is noncontributory and prior to July 1, 2010 covered substantially all employees.  After July 1, 2010, the Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan annually.  Net pension expense was approximately $566,000 and $630,000 for the years ended December 31, 2012 and 2011, respectively, and contributions to the Pentegra DB Plan totaled $991,000 and $139,000 for the years ended December 31, 2012 and 2011, respectively.

15.     EARNINGS PER SHARE
Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options and warrants using the treasury stock method.  The following table reflects the calculation of weighted average shares outstanding for the basic and diluted earnings per share calculations for the years ended December 31:

	2012	2011
Basic weighted average shares outstanding	19,302,603	12,720,641
Effect of dilutive securities	1,285,172	--
Diluted weighted average shares outstanding	20,587,775	12,720,641

The calculation of diluted earnings per share for the year ended December 31, 2011 excluded the following antidilutive securities:

Stock options	237,246
Warrants	2,000,000

16.     OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS
In the normal course of business and to meet the needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition.

The Bank does not use financial instruments with off-balance sheet risk as part of its asset/liability management program or for trading purposes. The Bank’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

At December 31, 2012, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2012, the Company had no interests in non-consolidated special purpose entities.

At December 31, 2012, commitments included:
▪	total approved loan origination commitments outstanding amounting to $13.7 million, including approximately $600,500 of loans committed to sell;
▪	rate lock agreements with customers of $5.2 million, all of which have been locked with an investor;
▪	funded mortgage loans committed to sell of $4.4 million;
▪	unadvanced portion of construction loans of $881,000;
▪	unused lines of credit of $14.3 million;
▪	outstanding standby letters of credit of $1.9 million;
▪	total predetermined overdraft protection limits of $9.4 million; and
▪	certificates of deposit scheduled to mature in one year or less totaling $134.9 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $5.2 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2012.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2012, overdrafts of accounts with Bounce Protection™ represented usage of 2.53% of the limit.

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2012 and December 31, 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government sponsored agency securities, corporate debt securities, and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the years ended December 31, 2012 or 2011.

The following table presents major categories of assets measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Available for sale investment securities:
Municipal securities	$45,393	$--	$45,393	$--
Corporate debt securities	7,932	--	7,932	--
Total	$53,325	$--	$53,325	$--

December 31, 2011
Available for sale investment securities:
Municipal securities	$36,613	$--	$36,613	$--
Corporate debt securities	5,810	--	5,810	--
U.S. Government sponsored agencies	19,654	--	19,654	--
Total	$62,077	$--	$62,077	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at December 31, 2012 and December 31, 2011 are secured by real estate.  These impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   Fair value adjustments are made by partial charge-offs and adjustments to the allowance for loan and lease losses.

Real Estate Owned, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Fair value adjustments are recorded in earnings during the period such adjustments are made.   REO loss provisions recorded during the years ended December 31, 2012 and 2011 were $1.4 million and $17.3 million, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the periods ended December 31, 2012 and December 31, 2011 (in thousands).  The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Impaired loans	$18,855	$--	$--	$18,855
REO, net	10,891	--	--	10,891

December 31, 2011
Impaired loans	$25,869	$--	$--	$25,869
REO, net	46,695	--	--	46,695

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$42,607	$42,607	$79,799	$79,799
Level 2 inputs:
Interest bearing time deposits in banks	29,592	30,413	27,113	27,572
Federal Home Loan Bank stock	375	375	576	576
Loans held for sale	4,435	4,435	3,339	3,339
Cash surrender value of life insurance	23,003	23,003	22,213	22,213
Accrued interest receivable	1,501	1,501	1,516	1,516
Level 3 inputs:
Loans receivable—net	337,328	351,642	331,453	333,006

FINANCIAL LIABILITIES:
Level 2 inputs:
Checking, money market and savings accounts	203,308	203,308	207,015	207,015
Other borrowings	3,109	3,239	6,679	6,889
Accrued interest payable	23	23	54	54
Advance payments by borrowers for taxes and insurance	676	676	816	816
Level 3 inputs:
Certificates of deposit	251,743	255,573	291,566	293,198

For cash and cash equivalents, the carrying amount approximates fair value (level 1).  For FHLB stock, loans held for sale, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to FHLB stock, the ability to sell the stock back to the FHLB at cost (level 2).  Interest-bearing time deposits in banks were valued using discounted cash flows based on current rates for similar types of deposits (level 2). Fair values of impaired loans are estimated as described in Note 17.  Non-impaired loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans (level 3).

The fair value of checking accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date (level 2). The fair value of fixed-maturity certificates of deposit is estimated using the discount rates currently offered by the Bank for deposits of similar terms (level 3).  The fair value of FHLB advances is estimated using the rates for advances of similar remaining maturities at the reporting date (level 2). For advance payments by borrowers for taxes and insurance and for accrued interest payable the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments (level 2).

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

19.      CONTINGENCIES
The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

20.      REGULATORY MATTERS
The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), as successor to the Office of Thrift Supervision (“OTS”). Failure to meet minimum capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

On January 15, 2013, the OCC issued an order terminating the Cease and Desist Order issued by the OTS on April 12, 2010 (the "Bank Order"), effective immediately. The action also terminates the related Stipulation and Consent to Issuance of Order to Cease and Desist between the Bank and the OTS.

As of December 31, 2012 and 2011, the most recent notification from the regulators categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action, due to the Bank Order.  The termination of the Bank Order subsequent to December 31, 2012, will allow the Bank to be eligible to be categorized as well-capitalized. On January 15, 2013, the Bank agreed with the OCC to maintain a minimum Tier 1 (core) capital ratio of at least 8% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk-weighted assets.

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Categorized as Adequately Capitalized Under Prompt Corrective Action Provisions(1)		Required Per Bank Order (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2012:

Tangible Capital to Tangible Assets	$67,434	12.73%	$7,944	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	67,434	12.73%	21,185	4.00%	$21,185	4.00%	42,371		8.00%

Total Capital to Risk-Weighted Assets	72,131	19.77%	29,182	8.00%	29,182	8.00%	43,773		12.00%

Tier I Capital to Risk-Weighted Assets	67,434	18.49%	N/A	N/A	14,591	4.00%	N/A		N/A

As of December 31, 2011:

Tangible Capital to Tangible Assets	$64,839	11.22%	$8,666	1.50%	N/A	N/A	N/A		N/A

Core Capital to Adjusted Tangible Assets	64,839	11.22%	23,111	4.00%	$23,111	4.00%	$46,221	(1)	8.00%

Total Capital to Risk-Weighted Assets	69,466	19.62%	28,319	8.00%	28,319	8.00%	42,479	(1)	12.00%

Tier I Capital to Risk-Weighted Assets	64,839	18.32%	N/A	N/A	14,160	4.00%	N/A		N/A

(1)	Effective with the termination of the Bank Order January 15, 2013, the Bank can be categorized as well-capitalized by achieving the required ratios below.
(2)
The Bank Order, effective through January 15, 2013, required the Bank to maintain a Tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12%.  The required amounts presented reflect these ratios.

Dividend Restrictions.  The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Bank’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account established by the Bank in connection with the consummation of the conversion from the mutual holding company structure May 3, 1996. In addition, federal regulations, as currently applied to the Bank, impose limitations upon payment of capital distributions to the Company.

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

21.      RELATED PARTY TRANSACTIONS
In the normal course of business, the Bank has made loans to its directors, officers, including their immediate families, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of loans outstanding to directors, officers, their immediate families, and their related business interests was approximately $1.7 million and $690,000 at December 31, 2012 and 2011, respectively. Deposits from related parties held by the Bank at December 31, 2012 and 2011 amounted to $3.1 million and $16.1 million, respectively.

In December 2011, the Bank began subleasing office space on a month-to-month basis from a related party.  Lease expense to this related party was approximately $91,000 and $7,000 for the years ended December 31, 2012 and 2011, respectively.

22.      SUBSEQUENT EVENTS
On January 15, 2013, the OCC issued an order terminating the Cease and Desist Order issued by the OTS on April 12, 2010 (the "Bank Order"), effective immediately. The action also terminated the related Stipulation and Consent to Issuance of Order to Cease and Desist between the Bank and the OTS.

The Bank Order imposed certain restrictions on the Bank, including lending and dividend restrictions. In particular, the Bank was required to seek the prior non-objection from the OCC before making certain kinds of loans. The Bank Order also required the Bank to take certain actions, including the submission to the OCC of capital plans to, among other things, preserve and enhance the capital of the Bank. The Bank Order also required the Bank to maintain a Tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12%.

On January 15, 2013, the Bank also agreed with the OCC to maintain a minimum Tier 1 (core) capital ratio of at least 8% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk-weighted assets.

23.      PARENT COMPANY ONLY FINANCIAL INFORMATION
The following condensed statements of financial condition, as of December 31, 2012 and 2011, and condensed statements of operations and comprehensive income  and of cash flows for each of the two years in the period ended December 31, 2012, for First Federal Bancshares of Arkansas, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2012 AND 2011
(In thousands)

ASSETS	2012	2011
Cash and cash equivalents (deposits in Bank)	$1,494	$2,773
Investment in Bank	68,197	65,901
Other assets	--	221

TOTAL	$69,691	$68,895

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$31	$2
Stockholders’ equity	69,660	68,893

TOTAL	$69,691	$68,895

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2012 AND 2011
(In thousands)

	2012	2011

INCOME:
Dividends from the Bank	$--	$--
Interest income—loan to the Bank	--	--

Total income	--	--

EXPENSES:
Management fees	120	80
Other operating expenses	409	515

Total expenses	529	595

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT AND EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF BANK SUBSIDIARY	(529)	(595)

INCOME TAX (EXPENSE) BENEFIT	--	(138)

LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF BANK SUBSIDIARY	(529)	(733)

EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF BANK SUBSIDIARY	1,284	(18,301)

NET INCOME (LOSS)	$755	$(19,034)

OTHER COMPREHENSIVE INCOME (LOSS) OF SUBSIDIARY	(135)	3,218

COMPREHENSIVE INCOME (LOSS)	$620	$(15,816)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011
(In thousands)

	2012	2011

OPERATING ACTIVITIES:
Net income (loss)	$755	$(19,034)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net (income) loss of Bank	(1,284)	18,301
Stock compensation expense	147	68
Changes in operating assets and liabilities:
Other assets	221	303
Accrued expenses and other liabilities	29	(139)

Net cash used in operating activities	(132)	(501)

INVESTING ACTIVITIES—
Investment in Bank	(1,147)	(44,843)
Loan to Bank, net of repayments	--	428

Net cash used in investing activities	(1,147)	(44,415)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	--	47,592

Net cash provided by financing activities	--	47,592

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,279)	2,676

CASH AND CASH EQUIVALENTS:
Beginning of period	2,773	97

End of period	$1,494	$2,773

******

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2012	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$4,771	$4,840	$4,977	$5,211
Interest expense	972	1,069	1,127	1,254
Net interest income	3,799	3,771	3,850	3,957
Provision for loan losses	--	--	6	16
Net interest income after provision for loan losses	3,799	3,771	3,844	3,941
Net gain on sales and calls of investment securities	--	--	542	--
Noninterest income	1,446	1,449	1,464	1,686
Noninterest expense	5,744	4,867	5,141	5,435
Income (loss) before income taxes	(499)	353	709	192
Income tax provision (benefit)	--	--	--	--
Net income (loss) available to common stockholders	$(499)	$353	$709	$192

Earnings (loss) per share(1):
Basic	$(0.03)	$0.02	$0.04	$0.01
Diluted	$(0.03)	$0.02	$0.03	$0.01

Selected Ratios (Annualized):
Net interest margin	3.13%	3.04%	3.09%	3.11%
Return on average assets	(0.37)	0.26	0.51	0.13
Return on average equity	(2.84)	2.02	4.07	1.11

YEAR ENDED DECEMBER 31, 2011	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$5,133	$5,721	$5,886	$6,332
Interest expense	1,483	1,646	1,734	1,819
Net interest income	3,650	4,075	4,152	4,513
Provision for loan losses	47	21	631	160
Net interest income after provision for loan losses	3,603	4,054	3,521	4,353
Net loss on sales and calls of investment securities	--	--	(439)	--
Noninterest income	1,714	1,742	1,696	1,581
Noninterest expense	18,587	7,829	6,999	7,444
Loss before income taxes	(13,270)	(2,033)	(2,221)	(1,510)
Income tax provision (benefit)	--	--	--	--
Net loss	(13,270)	(2,033)	(2,221)	(1,510)
Preferred stock dividends, accretion of discount and gain on redemption	--	--	(10,724)	224
Net income (loss) available to common stockholders	$(13,270)	$(2,033)	$8,503	$(1,734)

Earnings (loss) per share(1):
Basic	$(0.69)	$(0.11)	$0.77	$(1.79)
Diluted	$(0.69)	$(0.11)	$0.73	$(1.79)

Selected Ratios (Annualized):
Net interest margin	2.78%	3.00%	3.14%	3.55%
Return on average assets	(8.98)	(1.34)	(1.47)	(1.02)
Return on average equity	(64.96)	(9.72)	(14.40)	(16.70)

(1)	Basic and diluted weighted average shares outstanding are summarized below.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2012
Basic weighted - average shares	19,302,603	19,302,603	19,302,603	19,302,603
Effect of dilutive securities	--	1,375,467	1,250,118	997,401
Diluted weighted - average shares	19,302,603	20,678,070	20,552,721	20,300,004

YEAR ENDED DECEMBER 31, 2011
Basic weighted - average shares	19,302,603	19,302,603	11,034,208	969,357
Effect of dilutive securities	--	--	567,949	--
Diluted weighted - average shares	19,302,603	19,302,603	11,602,157	969,357

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2012 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2012.

W. Dabbs Cavin Chief Executive Officer	Sherri R. Billings Chief Financial Officer

Item 9B.  Other Information.

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is included in the sections titled “Election of Directors,” “Information Regarding the Board and Its Committees,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics for Executive Officers and Financial Professionals,” and “Committees and Meetings of the Board of the Company and the Bank” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act, for our 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement"), and that information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference from the section titled “Executive Compensation” in the 2013 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain portions of the information required by this item is incorporated herein by reference from the section titled “Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity-Based Compensation Plans” in the 2013 Proxy Statement.

Equity-Based Compensation Plans

The following table contains information regarding shares of our common stock that may be issued upon the exercise of stock awards under our existing equity compensation plans as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity Compensation Plans Approved by Stockholders	224,706	(1)(2)	$7.16	1,706,769	(3)

Equity Compensation Plans Not Approved by Stockholders	—		—	—

Total	224,706		$7.16	1,706,769

(1)
As of December 31, 2012, there were 1,206 shares of our common stock issuable upon the options granted under our Stock Option Plan approved by stockholders in 1997 (the “1997 Stock Option Plan”).  The 1997 Stock Option Plan expired during 2007, and no additional awards will be issued under the plan.  Outstanding awards under the 1997 Stock Option Plan were not affected by its expiration and remain subject to its provisions.  The weighted average exercise price of those outstanding options is $101.10.

(2)
As of December 31, 2012, there were 223,500 shares of our common stock issuable upon the exercise of options granted under the First Federal Bancshares of Arkansas, Inc. 2011 Omnibus Incentive Plan, which was approved by stockholders in 2011 (the “2011 Plan”).  The weighted average exercise price of those outstanding options was $6.65.

(3)	As of December 31, 2012, there were 1,706,769 shares available for grant under the 2011 Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the sections titled “Transactions with Certain Related Persons” and “Election of Directors” in the 2013 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the section titled “Accounting Fees and Services” in the 2013 Proxy Statement.

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

10.9
Form of Notice of Restricted Stock Grant, including Form of Restricted Stock Award Agreement(incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).

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

21.0	Subsidiaries of the Registrant
23.0	Consent of BKD LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

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

March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard N Massey	March 8, 2013
Richard N. Massey Chairman

/s/ W. Dabbs Cavin	March 8, 2013
W. Dabbs Cavin Chief Executive Officer and Director (principal executive officer)

/s/ K. Aaron Clark	March 8, 2013
K. Aaron Clark Director

/s/ Frank Conner	March 8, 2013
Frank Conner Director

/s/ John P. Hammerschmidt	March 8, 2013
John P. Hammerschmidt Director

/s/ Christopher M. Wewers	March 8, 2013
Christopher M. Wewers Chief Operating Officer and Director

/s/ Sherri R. Billings	March 8, 2013
Sherri R. Billings Executive Vice President and Chief Financial and Accounting Officer (principal financial officer and principal accounting officer)