Form 10-Q
period 2013-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2013-05-03
CIK 1006424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 1, 2013, there were issued and outstanding 19,897,603 shares of the Registrant's Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Part I.  Financial Information

Item 1.  Financial Statements

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Cash and cash equivalents	$67,421	$42,607
Interest-bearing time deposits in banks	29,094	29,592
Investment securities available for sale	51,328	53,325
Federal Home Loan Bank stock—at cost	375	375
Loans receivable, net of allowance of $15,597 and $15,676, respectively	333,746	337,328
Loans held for sale	4,815	4,435
Accrued interest receivable	1,544	1,501
Real estate owned - net	14,445	16,658
Office properties and equipment - net	20,895	20,634
Cash surrender value of life insurance	23,201	23,003
Prepaid expenses and other assets	598	937

TOTAL	$547,462	$530,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$448,601	$455,051
Deposits held for sale	21,758	--
Other borrowings	3,053	3,109
Advance payments by borrowers for taxes and insurance	762	676
Other liabilities	1,572	1,899

Total liabilities	475,746	460,735

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value—5,000,000 shares authorized; none issued at March 31, 2013 and December 31, 2012	--	--
Common stock, $.01 par value—30,000,000 shares authorized; 19,897,603 and 19,302,603 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	199	193
Additional paid-in capital	92,541	90,719
Accumulated other comprehensive income	688	763
Accumulated deficit	(21,712)	(22,015)

Total stockholders’ equity	71,716	69,660

TOTAL	$547,462	$530,395

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except earnings per share)
(Unaudited)
	Three Months Ended
	March 31, 2013	March 31, 2012
INTEREST INCOME:
Loans receivable	$4,081	$4,641
Investment securities:
Taxable	53	178
Nontaxable	314	268
Other	133	124
Total interest income	4,581	5,211

INTEREST EXPENSE:
Deposits	846	1,221
Other borrowings	13	33

Total interest expense	859	1,254

NET INTEREST INCOME	3,722	3,957

PROVISION FOR LOAN LOSSES	--	16

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,722	3,941

NONINTEREST INCOME:
Deposit fee income	770	1,094
Earnings on life insurance policies	198	193
Gain on sale of loans	197	198
Other	89	201

Total noninterest income	1,254	1,686

NONINTEREST EXPENSES:
Salaries and employee benefits	2,678	2,875
Net occupancy expense	618	690
Real estate owned, net	(96)	(35)
FDIC insurance	171	298
Supervisory assessments	53	75
Data processing	336	476
Professional fees	259	398
Advertising and public relations	70	69
Postage and supplies	109	131
Other	475	458

Total noninterest expenses	4,673	5,435

INCOME BEFORE INCOME TAXES	303	192

INCOME TAX	--	--

NET INCOME	$303	192

Basic earnings per common share	$0.02	$0.01

Diluted earnings per common share	$0.01	$0.01

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Unrealized holding (losses) gains arising during the period	$(75)	$61
Reclassification adjustments for (gain) loss included in net income	--	--
COMPREHENSIVE INCOME	$228	$253

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In thousands, except share data)
(Unaudited)

	Issued Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE – January 1, 2013	19,302,603	$193	$90,719	$763	$(22,015)	$69,660

Net income	--	--	--	--	303	303
Other comprehensive loss	--	--	--	(75)	--	(75)
Exercise of warrants	595,000	6	1,779	--	--	1,785
Stock compensation expense	--	--	43	--	--	43

BALANCE – March 31, 2013	19,897,603	$199	$92,541	$688	$(21,712)	$71,716

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

OPERATING ACTIVITIES:
Net income	$303	$192
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	--	16
Provision for real estate losses	186	28
Deferred tax provision	654	(103)
Deferred tax valuation allowance	(654)	103
Net (accretion) amortization of investment securities	(3)	3
Federal Home Loan Bank stock dividends	--	(1)
Gain on sale of fixed assets, net	(36)	(126)
Gain on sale of real estate owned, net	(344)	(65)
Originations of loans held for sale	(10,719)	(9,873)
Proceeds from sales of loans held for sale	10,536	9,731
Gain on sale of loans originated to sell	(197)	(198)
Depreciation	359	390
Amortization of deferred loan costs, net	16	8
Stock compensation	43	41
Earnings on life insurance policies	(198)	(193)
Changes in operating assets and liabilities:
Accrued interest receivable	(43)	(257)
Prepaid expenses and other assets	339	316
Other liabilities	(327)	(467)

Net cash used in operating activities	(85)	(455)

INVESTING ACTIVITIES:
Purchases of interest-bearing time deposits in banks	--	(496)
Redemptions of interest-bearing time deposits in banks	498	--
Purchases of investment securities available for sale	--	(6,475)
Proceeds from maturities and calls of investment securities available for sale	1,925	7,926
Loan repayments, net of originations	3,146	444
Proceeds from sales of real estate owned	2,803	1,684
Improvements to real estate owned	(12)	(64)
Proceeds from sales of office properties and equipment	140	239
Purchases of office properties and equipment	(724)	(26)

Net cash provided by investing activities	7,776	3,232

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$15,308	$(8,205)
Repayment of advances from Federal Home Loan Bank	(56)	(177)
Net increase in advance payments by borrowers for taxes and insurance	86	112
Proceeds from exercise of warrants	1,785	--

Net cash provided by (used in) financing activities	17,123	(8,270)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,814	(5,493)

CASH AND CASH EQUIVALENTS:
Beginning of period	42,607	79,799

End of period	$67,421	$74,306

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$854	$1,273

Income taxes	$--	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$954	$2,816

Sales of real estate owned financed by the Bank	$534	$715

Investment securities purchased—not settled	$--	$2,804

Transfers from deposits to deposits held for sale in probable branch sale	$21,758	$--

See notes to unaudited condensed consolidated financial statements.		(Concluded)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation—First Federal Bancshares of Arkansas, Inc. (the “Company”) is a unitary holding company that owns all of the stock of First Federal Bank (the “Bank”). The Company, through its ownership of the Bank, is principally in the business of community banking and therefore is considered a banking operation with no separately reportable segments. The Bank provides a broad line of financial products to individuals and small- to medium-sized businesses. The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiary, First Harrison Service Corporation, which is inactive.

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

The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012, contained in the Company’s 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

2.         RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In December 2011, FASB issued ASU 2011-12, which defers certain provisions of ASU 2011-05. One of ASU 2011-05’s provisions requires the Company to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 deferred this requirement indefinitely. All other requirements in ASU 2011-05 were not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The ASU did not amend the components that must be reported in other comprehensive income. Both ASUs were effective for the Company’s reporting periods beginning after December 15, 2011. The Company adopted this ASU beginning in the quarter ended March 31, 2012. As this ASU amended only the disclosure requirements for fair value measurements, the adoption of this ASU did not have a material impact on the Company’s financial statements. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires disclosure, either in a single footnote or parenthetically on the face of the financial statements, of the effect of significant items reclassified from accumulated other comprehensive income to their respective line items in the statement of net income. The effective date of ASU 2013-02 is for reporting periods beginning after December 15, 2012. The Company adopted this ASU effective January 1, 2013.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

3.         INVESTMENT SECURITIES AVAILABLE FOR SALE
Investment securities available for sale consisted of the following as of the dates indicated (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$42,640	$734	$(29)	$43,345
Corporate debt securities	8,000	5	(22)	7,983

Total	$50,640	$739	$(51)	$51,328

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$44,562	$849	$(18)	$45,393
Corporate debt securities	8,000	--	(68)	7,932

Total	$52,562	$849	$(86)	$53,325

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”) (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$2,512	$27	$124	$2	$2,636	$29
Corporate debt securities	998	2	1,980	20	2,978	22

Total	$3,510	$29	$2,104	$22	$5,614	$51

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$4,033	$18	$--	$--	$4,033	$18
Corporate debt securities	3,980	20	3,952	48	7,932	68

Total	$8,013	$38	$3,952	$48	$11,965	$86

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

The Company has pledged investment securities available for sale with carrying values of approximately $1.6 million as of March 31, 2013 and December 31, 2012, as collateral for certain deposits in excess of $250,000.  In addition, at March 31, 2013 and December 31, 2012 the Company has pledged investment securities available for sale with carrying values of approximately $8.0 million and $7.9 million, respectively, as collateral for the primary discount window.

The scheduled contractual maturities of debt securities at March 31, 2013 are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized Cost	Fair Value	Weighted Average Rate

Within one year	$276	$276	3.37%
Due from one year to five years	19,539	19,636	2.17%
Due from five years to ten years	19,504	19,838	2.73%
Due after ten years	11,321	11,578	3.78%

Total	$50,640	$51,328	2.75%

As of March 31, 2013 and December 31, 2012, investments with amortized cost of approximately $34.8 million and $36.8 million, respectively, have call options held by the issuer, of which approximately $7.8 million and $9.2 million, respectively, are or were callable within one year.

4.         LOANS RECEIVABLE
Loans receivable consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Real estate:
One- to four-family residential	$151,553	$157,936
Multifamily residential	21,138	20,790
Nonfarm nonresidential	142,624	138,014
Construction and land development	13,158	14,551
Commercial and industrial	15,833	16,083
Consumer	5,214	5,818
Total loans receivable	349,520	353,192
Unearned discounts and net deferred loan costs	(177)	(188)
Allowance for loan and lease losses	(15,597)	(15,676)

Loans receivable—net	$333,746	$337,328

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of such loans at March 31, 2013 and December 31, 2012 were $4.2 million and $8.7 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.   Servicing income for the three months ended March 31, 2013 and 2012 was $1,000 and $2,000, respectively.

As of March 31, 2013 and December 31, 2012, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $62.9 million and $67.3 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas (“FHLB”) and were pledged for outstanding advances or available for future advances.

The FHLB has custody and endorsement of the loans that collateralize the Bank’s outstanding borrowings with the FHLB.  Qualifying loans (i) must not be 90 days or more past due; (ii) must not have been in default within the most recent twelve-month period, unless such default has been cured in a manner acceptable to the FHLB; (iii) must relate to real property that is covered by fire and hazard insurance in an amount at least sufficient to discharge the mortgage loan in case of loss and as to which all real estate taxes are current; (iv) must not have been classified as substandard, doubtful, or loss by the Bank or its regulatory authority; and (v) must not secure the indebtedness to any director, officer, employee, attorney, or agent of the Bank or of any FHLB.  The FHLB currently allows an aggregate lendable value on the qualifying loans of approximately 90% of the collateral value of loans pledged to the FHLB.

As of March 31, 2013 and December 31, 2012, qualifying loans collateralized by commercial real estate with balances of $8.9 million and $9.4 million, respectively, were pledged at the Federal Reserve Bank (“FRB”).  The Bank uses qualifying investment securities and qualifying commercial real estate loans as collateral for the discount window.

The following tables present age analyses of loans, including both accruing and nonaccrual loans, as of the dates indicated (in thousands):

March 31, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$5,293	$4,123	$142,137	$151,553
Multifamily residential	--	--	21,138	21,138
Nonfarm nonresidential	18	3,666	138,940	142,624
Construction and land development	375	3,212	9,571	13,158
Commercial	--	402	15,431	15,833
Consumer	9	25	5,180	5,214
Total (1)	$5,695	$11,428	$332,397	$349,520

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$7,411	$3,982	$146,543	$157,936
Multifamily residential	3,459	--	17,331	20,790
Nonfarm nonresidential	--	4,523	133,491	138,014
Construction and land development	241	3,145	11,165	14,551
Commercial	341	402	15,340	16,083
Consumer	15	25	5,778	5,818
Total	$11,467	$12,077	$329,648	$353,192

(1)	Gross of unearned discounts and net deferred loan costs and the allowance for loan and lease losses.

There were no loans over 90 days past due and still accruing at March 31, 2013 or December 31, 2012.  Restructured loans totaled $7.4 million and $9.2 million as of March 31, 2013 and December 31, 2012, respectively, with $3.4 million of such restructured loans on nonaccrual status at both March 31, 2013 and December 31, 2012, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

March 31, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,036	$4,123	$2,063	$7,222
Multifamily residential	--	--	--	--
Nonfarm nonresidential	--	3,666	2,863	6,529
Construction and land development	325	3,212	271	3,808
Commercial	--	402	--	402
Consumer	--	25	5	30
Total	$1,361	$11,428	$5,202	$17,991

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,070	$3,982	$1,975	$7,027
Multifamily residential	--	--	--	--
Nonfarm nonresidential	--	4,523	2,713	7,236
Construction and land development	241	3,145	747	4,133
Commercial	--	402	--	402
Consumer	1	25	--	26
Total	$1,312	$12,077	$5,435	$18,824

The following tables summarize information pertaining to impaired loans as of March 31, 2013 and December 31, 2012 and for quarters ended March 31, 2013 and 2012 (in thousands):

	March 31, 2013			Three Months Ended March 31, 2013
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$2,992	$2,479	$513	$1,814	$6
Multifamily residential	3,428	2,958	470	1,479	40
Nonfarm nonresidential	3,312	2,114	1,198	2,466	--
Construction and land development	1,808	1,306	502	957	--
Commercial	381	--	381	--	--
Consumer	6	--	6	2	--
	11,927	8,857	3,070	6,718	46

Impaired loans without a valuation allowance:
One- to four-family residential	4,737	4,737	--	6,538	--
Multifamily residential	--	--	--	2,785	--
Nonfarm nonresidential	3,217	3,217	--	5,423	--
Construction and land development	2,001	2,001	--	2,918	--
Commercial	21	21	--	150	--
Consumer	25	25	--	26	--
	10,001	10,001	--	17,840	--
Total impaired loans	$21,928	$18,858	$3,070	$24,558	$46

Interest based on original terms					$344

Interest income recognized on a cash basis on impaired loans					$--

	December 31, 2012			Three Months Ended March 31, 2012
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$1,424	$1,149	$275	$3,437	$9
Multifamily residential	--	--	--	1,128	--
Nonfarm nonresidential	3,596	2,817	778	2,287	4
Construction and land development	737	607	130	1,393	9
Commercial	380	--	380	--	--
Consumer	5	4	2	13	--
	6,142	4,577	1,565	8,258	22

Impaired loans without a valuation allowance:
One- to four-family residential	6,718	6,718	--	8,663	29
Multifamily residential	3,459	3,459	--	4,474	46
Nonfarm nonresidential	4,876	4,876	--	8,099	50
Construction and land development	3,396	3,396	--	2,240	5
Commercial	22	22	--	278	--
Consumer	27	27	--	52	1
	18,498	18,498	--	23,806	131
Total impaired loans	$24,640	$23,075	$1,565	$32,064	$153

Interest based on original terms					$477

Interest income recognized on a cash basis on impaired loans					$69

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the loan portfolio, the Bank assigns loans into risk categories based on the ability of borrowers to service their debt as determined by available and relevant information such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank assigns a credit risk rating to certain non-homogeneous loans over $250,000 on at least an annual basis.  Homogeneous loans and non-homogeneous loans under $250,000 are generally not risk rated.  The Bank uses the following definitions for risk ratings:

Pass (Grades 1 to 5). Loans rated as pass generally meet or exceed normal credit standards and are rated on a scale from 1 to 5, with 1 being the highest quality loan and 5 being a pass/watch loan.  Factors influencing the level of pass grade include repayment source and strength, collateral value, borrower cash flows, existence of and strength of guarantors, industry/business sector, financial trends, performance history, etc.

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

Loss (Grade 9). Loans rated as a loss are considered uncollectible and of such little value that continuance as an asset is not warranted. A loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off all or a portion of the asset, even though partial recovery may be effected in the future.

Based on analyses performed at March 31, 2013 and December 31, 2012, the risk categories of loans are as follows:

	March 31, 2013
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$31,888	$3,121	$12,898	$103,646	$151,553
Multifamily residential	17,349	--	3,775	14	21,138
Nonfarm nonresidential	123,545	7,104	11,090	885	142,624
Construction and land development	4,789	397	4,600	3,372	13,158
Commercial	14,933	--	747	153	15,833
Consumer	157	--	47	5,010	5,214
Total (1)	$192,661	$10,622	$33,157	$113,080	$349,520

	December 31, 2012
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$30,216	$3,698	$12,993	$111,029	$157,936
Multifamily residential	16,695	--	4,078	17	20,790
Nonfarm nonresidential	117,604	7,445	12,045	920	138,014
Construction and land development	5,298	867	4,934	3,452	14,551
Commercial	15,127	340	425	191	16,083
Consumer	159	--	45	5,614	5,818
Total (1)	$185,099	$12,350	$34,520	$121,223	$353,192

(1)	Gross unearned discounts and net deferred loan costs and the allowance for loan and lease losses.

As of March 31, 2013 and December 31, 2012, the Bank did not have any loans categorized as subprime or classified as doubtful or loss.

Troubled Debt Restructurings. Troubled debt restructurings (“TDRs”) are loans where the contractual terms have been modified and both of the following conditions exist: (i) the borrower is experiencing financial difficulty and (ii) the restructuring constitutes a concession that the Bank would not otherwise make. The Bank assesses all loan modifications to determine if the modifications constitute a TDR.  Restructurings resulting in an insignificant delay in payment are not considered to be TDRs.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All TDRs are considered impaired loans. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The following table summarizes TDRs as of March 31, 2013 and December 31, 2012: (dollars in thousands)

March 31, 2013	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	5	$508	12	$1,555	17	$2,063
Multifamily residential	1	3,428	--	--	1	3,428
Nonfarm nonresidential	--	--	3	595	3	595
Construction and land development	--	--	6	1,283	6	1,283
Consumer	--	--	1	5	1	5

Total	6	$3,936	22	$3,438	28	$7,374

December 31, 2012	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	12	$1,115	9	$1,461	21	$2,576
Multifamily residential	1	3,459	--	--	1	3,459
Nonfarm nonresidential	1	1,235	3	606	4	1,841
Construction and land development	--	--	6	1,315	6	1,315
Consumer	3	7	--	--	3	7

Total	17	$5,816	18	$3,382	35	$9,198

The Bank restructured one loan as a TDR during the three months ended March 31, 2013 in the amount of $6,000. The Bank did not restructure any loans receivable that were TDRs during the three months ended March 31, 2012.

The Bank had no loans receivable for which a payment default occurred during the three months ended March 31, 2013 or 2012 and that had been modified as a TDR within 12 months or less of the payment default.

5.        ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES
The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013
	One- to Four- Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of year	$5,099	$1,319	$6,949	$1,130	$956	$223	$15,676
Provision charged to expense	1,724	(245)	(1,475)	(24)	25	(5)	--
Losses charged off	(87)	--	(134)	--	--	(29)	(250)
Recoveries	42	--	1	84	19	25	171
Balance, end of year	$6,778	$1,074	$5,341	$1,190	$1,000	$214	$15,597

	Three Months Ended March 31, 2012
	One- to Four- Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of year	$6,999	$3,332	$7,316	$1,973	$972	$226	$20,818
Provision charged to expense	(134)	427	646	(440)	(487)	4	16
Losses charged off	(436)	(997)	(1,736)	--	--	(96)	(3,265)
Recoveries	18	17	4	702	6	24	771
Balance, end of year	$6,447	$2,779	$6,230	$2,235	$491	$158	$18,340

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	One- to Four- Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$513	$470	$1,198	$502	$381	$6	$3,070
Collectively evaluated for impairment	6,265	604	4,143	688	619	208	12,527
Ending balance	$6,778	$1,074	$5,341	$1,190	$1,000	$214	$15,597

Loan balances (1):
Individually evaluated for impairment	$7,729	$3,428	$6,529	$3,809	$402	$31	$21,928
Collectively evaluated for impairment	143,824	17,710	136,095	9,349	15,431	5,183	327,592
Ending balance	$151,553	$21,138	$142,624	$13,158	$15,833	$5,214	$349,520

	December 31, 2012
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$275	$--	$778	$130	$380	$2	$1,565
Collectively evaluated for impairment	4,824	1,319	6,171	1,000	576	221	14,111
Ending balance	$5,099	$1,319	$6,949	$1,130	$956	$223	$15,676

Loan balances (1):
Individually evaluated for impairment	$8,142	$3,459	$8,472	$4,133	$402	$32	$24,640
Collectively evaluated for impairment	149,794	17,331	129,542	10,418	15,681	5,786	328,552
Ending balance	$157,936	$20,790	$138,014	$14,551	$16,083	$5,818	$353,192

(1)	Gross of unearned discounts and net deferred loan costs and the allowance for loan and lease losses.

A summary of the activity in the allowance for real estate losses is as follows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012

Balance—beginning of period	$14,877	$20,934

Provisions for estimated losses	186	28
Recoveries	--	--
Losses charged off	(5,667)	(461)

Balance—end of period	$9,396	$20,501

6.        STOCK BASED COMPENSATION

2011 Omnibus Incentive Plan—The 2011 Omnibus Incentive Plan (the “2011 Plan”), became effective May 3, 2011, after approval by the Company’s stockholders on April 29, 2011. The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company's goals and that link the personal interests of participants to those of the Company's stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 1,930,269 shares of Company stock. Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan.  Each award under the 2011 Plan is governed by the terms of the individual award agreement, which shall specify pricing, term, vesting, and other pertinent provisions. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, generally vest based on five years of continuous service and have seven year contractual terms.  Restricted stock units generally vest based on three years of continuous service.  Compensation expense attributable to awards made under the 2011 Plan totaled approximately $43,000 and $41,000 for the three months ended March 31, 2013 and 2012, respectively.

Stock Options. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise, employee termination, and expected term of the options within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the stock option activity in the Company’s 2011 Plan for the three months ended March 31, 2013, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2013	223,500	$6.65
Granted	--	$--
Forfeited	(4,500)	$6.57

Outstanding—March 31, 2013	219,000	$6.66

The weighted average remaining contractual life of the outstanding options was 5.7 years and the aggregate intrinsic value of the options was approximately $732,000 at March 31, 2013. None of the outstanding options are vested.

As of March 31, 2013, there was $539,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements under the 2011 Plan.  The cost is expected to be recognized over a weighted-average period of 3.7 years.

Restricted Stock Units.  The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period.  The Company granted 17,500 RSUs with a weighted-average grant date fair value of $9.75 during the quarter ended March 31, 2013, with each award vesting over a three-year period.

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

	Three Months Ended March 31,
	2013	2012
Basic weighted average shares outstanding	19,421,603	19,302,603
Effect of dilutive securities	1,322,978	997,401
Diluted weighted average shares outstanding	20,744,581	20,300,004

The calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012 excluded antidilutive stock options totaling 42,500 and 151,500, respectively

8.        FAIR VALUE MEASUREMENTS
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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2013 and December 31, 2012, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, London Interbank Offered Rate (“LIBOR”) yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include corporate debt securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended March 31, 2013 or December 31, 2012.

The following table presents major categories of assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Available for sale investment securities:
Municipal securities	$43,345	$--	$43,345	$--
Corporate debt securities	7,983	--	7,983	--
Total	$51,328	$--	$51,328	$--

December 31, 2012
Available for sale investment securities:
Municipal securities	$45,393	$--	$45,393	$--
Corporate debt securities	7,932	--	7,932	--
Total	$53,325	$--	$53,325	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at March 31, 2013 and December 31, 2012 are secured by real estate.  These impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated primarily through appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   Fair value adjustments are made by charge-offs to the ALLL.

Real Estate Owned, net
Real estate owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, internal valuations, real estate brokers’ opinions or listing prices. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Fair value adjustments are recorded in earnings during the period such adjustments are made.   REO loss provisions recorded during the three months ended March 31, 2013 and 2012 were $186,000 and $28,000, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2013 and 2012 (in thousands).  The assets disclosed in the following table represent REO properties or impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Impaired loans	$12,546	$--	$--	$12,546
REO, net	2,846	--	--	2,846

March 31, 2012
Impaired loans	$11,725	$--	$--	$11,725
REO, net	1,967	--	--	1,967

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$67,421	$67,421	$42,607	$42,607
Level 2 inputs:
Interest-bearing time deposits in banks	29,094	29,844	29,592	30,413
Federal Home Loan Bank stock	375	375	375	375
Loans held for sale	4,815	4,815	4,435	4,435
Cash surrender value of life insurance	23,201	23,201	23,003	23,003
Accrued interest receivable	1,544	1,544	1,501	1,501
Level 3 inputs:
Loans receivable—net	333,746	344,408	337,328	351,642

FINANCIAL LIABILITIES:
Level 1 inputs:
Deposits held for sale	21,758	21,758	-	-
Level 2 inputs:
Checking, money market and savings accounts	207,416	207,416	203,308	203,308
Other borrowings	3,053	3,172	3,109	3,239
Accrued interest payable	28	28	23	23
Advance payments by borrowers for taxes and insurance	762	762	676	676
Level 3 inputs:
Certificates of deposit	241,185	245,906	251,743	255,573

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

The fair value of deposits held for sale is considered to be level 1 since its value is based on a sales agreement. The fair value of checking accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date (level 2). The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered by the Bank for deposits of similar terms (level 3).  The fair value of Federal Home Loan Bank advances is estimated using the rates for advances of similar remaining maturities at the reporting date (level 2). For advance payments by borrowers for taxes and insurance and for accrued interest payable the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments (level 2).

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined).   Tier 1 (core) capital includes common stockholders’ equity less certain other deductions.  Total capital includes Tier 1 capital plus the ALLL, subject to limitations.

On January 15, 2013, the OCC issued an order terminating, effective immediately, the Cease and Desist Order issued by the OTS on April 12, 2010 (the "Bank Order"). The action also terminates the related Stipulation and Consent to Issuance of Order to Cease and Desist between the Bank and the OTS.

As of December 31, 2012, the regulators categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action, due to the Bank Order.  The termination of the Bank Order subsequent to December 31, 2012, allowed the Bank to be eligible to be categorized as well-capitalized. On January 15, 2013, the Bank agreed with the OCC to maintain a minimum Tier 1 (core) capital ratio of at least 8% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk-weighted assets.

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions (1)		Other Requirements (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2013:

Tangible Capital to Tangible Assets	$69,714	12.75%	$8,201	1.50%	N/A	N/A	N/A	N/A

Core Capital to Adjusted Tangible Assets	69,714	12.75%	21,870	4.00%	$21,870	4.00%	43,740	8.00%

Total Capital to Risk-Weighted Assets	74,370	20.57%	28,926	8.00%	28,926	8.00%	43,388	12.00%

Tier I Capital to Risk-Weighted Assets	69,714	19.28%	N/A	N/A	14,463	4.00%	N/A	N/A

As of December 31, 2012:

Tangible Capital to Tangible Assets	$67,434	12.73%	$7,944	1.50%	N/A	N/A	N/A	N/A

Core Capital to Adjusted Tangible Assets	67,434	12.73%	21,185	4.00%	$21,185	4.00%	42,371	8.00%

Total Capital to Risk-Weighted Assets	72,131	19.77%	29,182	8.00%	29,182	8.00%	43,773	12.00%

Tier I Capital to Risk-Weighted Assets	67,434	18.49%	N/A	N/A	14,591	4.00%	N/A	N/A

(1)	Effective with the termination of the Bank Order effective January 15, 2013, the Bank can be categorized as well-capitalized by achieving the required ratios below.
(2)
The Bank Order, effective through January 15, 2013, required the Bank to maintain a Tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12%.  After such date, the Bank agreed with the OCC to maintain a minimum Tier 1 (core) capital ratio of at least 8% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk-weighted assets. The required amounts presented reflect these ratios.

Dividend Restrictions.  The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Bank’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account established by the Bank in connection with the consummation of the conversion from the mutual holding company structure May 3, 1996. In addition, federal regulations, as currently applied to the Bank, impose limitations upon payment of capital distributions to the Company.

The principal source of the Company’s revenue is dividends from the Bank.  The Company’s ability to pay dividends to stockholders depends to a large extent upon the dividends received from the Bank.  Pursuant to the Cease and Desist Order issued by the OTS (the “Company Order”) on April 12, 2010, the Company may not declare or pay any dividends or capital distributions on its common stock or repurchase such shares without the prior written non-objection of the FRB.

11.      SUBSEQUENT EVENTS
On April 1, 2013, the Bank entered into a definitive purchase and assumption agreement with The First National Bank in Green Forest (“FNBGF”) of Green Forest, Arkansas to sell all deposits and selected assets associated with the Bank’s branch office located in Berryville, Arkansas. In addition, as part of the agreement, FNBGF will also purchase certain loans with a carrying value of $3.2 million, interest bearing deposits of $20.9 million and noninterest bearing deposits of approximately $900,000 at March 31, 2013. The transaction is pending regulatory approval and, if approval is received, is expected to close in June 2013. The transaction is not expected to result in any material gain or loss.

On April 19, 2013, the Board of Directors approved the sale of certain classified loans with a total net book value of $11.3 million for aggregate proceeds of $9.3 million.  The sale closed in April 2013, resulting in charge-offs to the allowance for loan and lease losses of $2.0 million in the second quarter of 2013. No additional provision for loan losses was required since all loans were adequately reserved at quarter end. The Bank’s classified assets ratio (“CAR”), defined as the ratio of classified assets to Tier 1 capital plus the ALLL, at March 31, 2013 was 55.8%.  The CAR at March 31, 2013, considering the effect of this sale, would have been 42.9%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Bank is a federally chartered stock savings and loan association that was formed in 1934.  As of March 31, 2013, the Bank conducted business from its home office, one limited service office, thirteen full service branch offices located in a six county area in Arkansas (comprised of Benton and Washington counties in Northwest Arkansas; Carroll, Boone, Marion and Baxter counties in North-central Arkansas) and a loan production office located in Little Rock, Arkansas.  The Company also has executive offices in Little Rock, Arkansas. In April 2013, the Bank announced the sale of its Berryville, Arkansas, branch with such sale expected to close in the second quarter of 2013.

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

2013 FIRST QUARTER OVERVIEW

The Company’s net income was $303,000 for the three months ended March 31, 2013, compared to net income of $192,000 for the same period in 2012.  The primary reason for the increase in net income was a decrease in operating expenses, partially offset by decreases in net interest income and noninterest income.

The Bank continued to reduce its level of nonperforming assets during the first quarter of 2013. Total nonperforming assets at March 31, 2013, including nonaccrual loans, real estate owned, and restructured loans, totaled $36.4 million, or 6.64% of total assets, a reduction of $4.9 million compared to December 31, 2012, and a reduction of $22.9 million compared to March 31, 2012.  The Bank also reduced its level of classified loans to $33.2 million at March 31, 2013 compared to $34.5 million at December 31, 2012.

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

These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Condensed Consolidated Financial Statements included herein.  We believe that the judgments, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of our condensed consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

Net Income.  Net income increased to $303,000 for the three months ended March 31, 2013 compared to $192,000 for the three months ended March 31, 2012.  The primary reason for the increase in net income was a decrease in operating expenses, partially offset by decreases in net interest income and noninterest income.

Net Interest Income.  The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income for the first quarter of 2013 was $3.7 million compared to $4.0 million for the same period in 2012. The decrease in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income.  Interest income for the first quarter of 2013 was $4.6 million compared to $5.2 million for the same period in 2012. The decrease in interest income in 2013 compared to 2012 was primarily related to a decrease in yields earned on loans receivable and, to a lesser degree, a decrease in the average balance of investment securities.  The decrease in yields earned on loans receivable is due to origination of high quality loans with average market rates lower than the weighted average rate of the Bank’s portfolio in the same period last year. The average balance of investment securities decreased due to calls and maturities of investment securities.

Interest Expense.   Interest expense for the first quarter of 2013 was $859,000 compared to $1.3 million for the same period in 2012. The decrease in interest expense in 2013 compared to 2012 was primarily due to a decrease in the average rates paid on deposit accounts and, to a lesser degree, decreases in the average balances of deposits and borrowings. The decrease in the average rates paid on deposit accounts reflects decreases in market interest rates and Bank management’s pricing of its deposits at such levels to maintain deposit balances commensurate with its overall balance sheet management and liquidity position.

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

	Three Months Ended March 31,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(30)	$(533)	$3	$(560)
Investment securities	(61)	(20)	2	(79)
Other interest-earning assets	(24)	41	(8)	9
Total interest-earning assets	(115)	(512)	(3)	(630)

Interest expense:
Deposits	(79)	(316)	20	(375)
Other borrowings	(18)	(4)	2	(20)
Total interest-bearing liabilities	(97)	(320)	22	(395)
Net change in net interest income	$(18)	$(192)	$(25)	$(235)

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

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$356,580	$4,081	4.64%	$358,896	$4,641	5.19%
Investment securities(2)	52,410	367	2.84	60,643	446	2.95
Other interest-earning assets	73,435	133	0.72	91,246	124	0.54
Total interest-earning assets	482,425	4,581	3.85	510,785	5,211	4.09
Noninterest-earning assets	52,343			59,590
Total assets	$534,768			$570,375
Interest-bearing liabilities:
Deposits	$458,650	846	0.75	$490,392	1,221	1.00
Other borrowings	3,072	13	1.76	6,563	33	2.00
Total interest-bearing liabilities	461,722	859	0.75	496,955	1,254	1.01
Noninterest-bearing liabilities	2,791			4,206
Total liabilities	464,513			501,161
Stockholders' equity	70,255			69,214
Total liabilities and stockholders' equity	$534,768			$570,375

Net interest income		$3,722			$3,957
Net earning assets	$20,703			$13,830
Interest rate spread			3.10%			3.08%
Net interest margin			3.13%			3.11%
Ratio of interest-earning assets to Interest-bearing liabilities			104.48%			102.78%

(1)  Includes nonaccrual loans.
(2)  Includes FHLB of Dallas stock.

Provision for Loan Losses.  The provision for loan losses includes charges to maintain the ALLL at a level considered adequate by the Bank to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date.  The adequacy of the ALLL is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and other qualitative factors.

No provision for loan losses was required for the three months ended March 31, 2013, primarily due to decreases in nonperforming and classified loans.  The ALLL as a percentage of loans receivable was 4.5% at March 31, 2013, compared to 4.4% at December 31, 2012.  The ALLL as a percentage of classified loans was 47.0% at March 31, 2013, compared to 45.4% at December 31, 2012. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $1.3 million for the first quarter of 2013 decreased from $1.7 million for the first quarter of 2012.  This decrease was primarily due to a decrease in deposit fee income, primarily due to a decrease in insufficient funds fee revenue.

Noninterest Expense.  Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, real estate owned expense, and other operating expense.  Total noninterest expense decreased $762,000 or 14% during the first quarter of 2013 compared to the first quarter of 2012. The variances in certain noninterest expense items are further explained in the following paragraphs, with the aggregate expense decrease being primarily related to the decrease in nonperforming assets and improvements in the Bank’s operational efficiency and overall staffing levels.

Real estate owned, net. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Loss provisions	$142	$28	$114
Net gain on sales	(331)	(65)	(266)
Rental income	(38)	(258)	220
Taxes and insurance	67	163	(96)
Other	64	97	(33)
Total	$(96)	$(35)	$(61)

The increase in the net gain on sales of REO properties for the three months ended March 31, 2013 compared to the same period in 2012 was primarily related to sales of developed residential subdivision lots and land in a single subdivision with total gains of $264,000 during the first quarter of 2013, partially offset by increased loss provisions and decreased rental income.

Real estate owned expenses such as taxes, insurance and maintenance as well as rental income are expected to continue to decline as the size of the REO portfolio continues to decline.  Future levels of loss provisions and net gains or losses on sales of real estate owned will depend on market conditions.

Salaries and Employee Benefits. Salaries and employee benefits of $2.7 million for the three months ended March 31, 2013 decreased $197,000 from the same period in 2012. The decrease was primarily attributable to a decrease in average full-time equivalents in the first quarter of 2013 compared to the first quarter of 2012.

FDIC Insurance Premium.  The Bank’s FDIC insurance premium decreased $127,000 for the three months ended March 31, 2013 compared to the same period in 2012 due to decreases in the assessment rate and the assessment base.  The base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.

Data Processing. The decrease in data processing expense of $140,000 in the first quarter of 2013 compared to the same period in 2012 was primarily related to lower overall processing costs for the three months ended March 31, 2013 as a result of the Bank’s conversion of its operational software during the second quarter of 2012, as well as one-time costs of approximately $75,000 incurred during the three months ended March 31, 2012.

Professional Fees. Professional fees decreased $139,000 or 35% for the quarter ended March 31, 2013 compared to the same period in 2012, primarily due to a decrease in audit fees and a decrease in loan-related legal fees.

Income Taxes.  The Company had no taxable income for the three months ended March 31, 2013 or 2012 and recorded a valuation allowance for the full amount of its net deferred tax asset as of March 31, 2013 and December 31, 2012, respectively.

LENDING ACTIVITIES

Loans Receivable.  Changes in loan composition between March 31, 2013 and December 31, 2012, are presented in the following table (dollars in thousands).

	March 31, 2013	December 31, 2012	Increase (Decrease)	% Change

One- to four-family residential	$151,553	$157,936	$(6,383)	(4.0)%
Multifamily residential	21,138	20,790	348	1.7
Nonfarm nonresidential	142,624	138,014	4,610	3.3
Construction and land development	13,158	14,551	(1,393)	(9.6)
Total real estate loans	328,473	331,291	(2,818)	(0.9)

Commercial	15,833	16,083	(250)	(1.6)

Consumer	5,214	5,818	(604)	(10.4)

Total loans receivable	349,520	353,192	(3,672)	(1.0)
Unearned discounts and net deferred loan costs	(177)	(188)	11	(5.9)
Allowance for loan and lease losses	(15,597)	(15,676)	79	(0.5)

Loans receivable, net	$333,746	$337,328	$(3,582)	(1.1)%

Total loans receivable decreased $3.7 million to $349.5 million at March 31, 2013, compared to $353.2 million at December 31, 2012. The balance of total loans receivable has recently stabilized, reversing a trend of several consecutive years of decline. Relying mainly on high quality commercial and commercial real estate loans, management has been able to partially offset the reduction in one- to-four family residential mortgage loans resulting from the Bank’s gradual but concerted shift away from that loan type in order to better balance the overall loan portfolio.

ASSET QUALITY

Nonperforming Assets.  The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated (dollars in thousands).

	March 31, 2013		December 31, 2012
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$7,222	1.32%	$7,027	1.32%	$195
Multifamily residential	--	--	--	--	--
Nonfarm nonresidential	6,529	1.20%	7,236	1.37%	(707)
Construction and land development	3,808	0.69%	4,133	0.77%	(325)
Commercial	402	0.07%	402	0.08%	--
Consumer	30	0.01%	26	0.01%	4

Total nonaccrual loans	17,991	3.29%	18,824	3.55%	(833)

Accruing loans 90 days or more past due	--	--	--	--	--

Real estate owned	14,445	2.64%	16,658	3.14%	(2,213)

Total nonperforming assets	32,436	5.93%	35,482	6.69%	(3,046)
Performing restructured loans	3,936	0.71%	5,816	1.10%	(1,880)

Total nonperforming assets and performing restructured loans (1)	$36,372	6.64%	$41,298	7.79%	$(4,926)

(1)	The table does not include substandard loans which were judged not to be impaired totaling $11.4 million and $12.1 million at March 31, 2013 and December 31, 2012, respectively.
(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	March 31, 2013		December 31, 2012		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$1,762	9.8%	$2,347	12.5%	$(585)	(2.7)%
Over 90 days past due	9,920	55.2	9,913	52.7	7	2.5
30-89 days past due	564	3.1	1,311	7.0	(747)	(3.8)
Not past due	5,745	31.9	5,253	27.8	492	4.0
	$17,991	100.0%	$18,824	100.0%	$(833)	--

The following table presents nonaccrual loan activity for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Balance of nonaccrual loans—beginning of period	$18,824	$33,954
Loans added to nonaccrual status	1,050	4,547
Net cash payments	(711)	(4,458)
Loans returned to accrual status	--	(1,998)
Charge-offs to the ALLL	(220)	(3,188)
Transfers to REO	(952)	(2,816)

Balance of nonaccrual loans—end of period	$17,991	$26,041

Real Estate Owned.  Changes in the composition of real estate owned between March 31, 2013 and December 31, 2012, are presented in the following table (dollars in thousands).

	December 31, 2012	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	March 31, 2013
One- to four-family residential	$2,586	$588	$(51)	$(1,219)	$61	$1,965
Land	6,583	85	(120)	(1,760)	279	5,067
Nonfarm nonresidential	7,489	291	(15)	(356)	4	7,413
Total	$16,658	$964	$(186)	$(3,335)	$344	$14,445

(1)	Net sales proceeds include $534,000 of loans made by the Bank to finance certain sales of real estate owned.

Classified Assets.  Federal regulations require that each insured savings association risk rate its assets on a regular basis into three classification categories - substandard, doubtful and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted.  As of March 31, 2013 and December 31, 2012, the Bank did not have any assets classified as doubtful or loss.  The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Nonaccrual loans	$17,991	$18,824	$26,041
Accruing classified loans	15,166	15,696	26,972
Classified loans	33,157	34,520	53,013
Real estate owned	14,445	16,658	28,631

Total classified assets	$47,602	$51,178	$81,644

Texas Ratio (1)	38.0%	42.7%	65.5%

Classified Assets Ratio (2)	55.8%	61.6%	97.8%

(1)	Defined as the ratio of nonaccrual loans and real estate owned to Tier 1 capital plus the allowance for loan and lease losses.
(2)	Defined as the ratio of classified assets to Tier 1 capital plus the allowance for loan and lease losses.

On April 19, 2013, the Board of Directors approved the sale of certain classified loans with a total net book value of $11.3 million for aggregate proceeds of $9.3 million.  The sale closed in April 2013, resulting in charge-offs to the allowance for loan and lease losses of $2.0 million in the second quarter of 2013.  The CAR at March 31, 2013, considering the effect of this sale, would have been 42.9%.

Allowance for Loan and Lease Losses.   The Bank maintains an allowance for loan and lease losses for known and inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  The estimated appropriate level of the ALLL is maintained through a provision for loan losses charged to earnings. Charge-offs are recorded against the ALLL when management believes the estimated loss has been confirmed. Subsequent recoveries, if any, are credited to the ALLL.

The ALLL consists of general and allocated (also referred to as specific) loan loss components.  For loans that are determined to be impaired that are troubled debt restructurings (“TDRs”) and impaired loans where the relationship totals $250,000 or more, a specific loan loss allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than its carrying value. The general loan loss allowance covers loans that are not impaired and those impaired relationships under $250,000 and is based on historical loss experience adjusted for qualitative factors.

The ALLL represents management’s estimate of incurred credit losses inherent in the Bank’s loan portfolio as of the balance sheet date.  The estimation of the ALLL is based on a variety of factors, including past loan loss experience, the current credit profile of the Bank’s borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, general economic conditions, and other qualitative factors.  Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Classified loans where the borrower’s total loan relationship exceeds $250,000 are evaluated quarterly for impairment on a loan-by-loan basis. Nonaccrual loans and TDRs are considered to be impaired loans. TDRs are restructurings in which the Bank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the Bank would not otherwise consider. Impairment is measured quarterly on a loan-by-loan basis for all TDRs and impaired loans where the aggregate relationship balance exceeds $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Impaired loans under this threshold are aggregated and included in loan pools with their ALLL calculated as described in the following paragraph.

Groups of smaller balance homogeneous loans are collectively evaluated for impairment. Homogeneous loans are those that are considered to have common characteristics that provide for evaluation on an aggregate or pool basis. The Bank considers the characteristics of (1) one- to four-family residential mortgage loans; (2) unsecured consumer loans; and (3) collateralized consumer loans to permit consideration of the appropriateness of the ALLL of each group of loans on a pool basis. The primary methodology used to determine the appropriateness of the ALLL includes segregating impaired loans from the pools of loans, valuing these loans, and then applying a loss factor to the remaining pool balance based on several factors including past loss experience, inherent risks, and economic conditions in the primary market areas.

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

The Company considers its ALLL of approximately $15.6 million to be adequate to cover losses inherent in its loan portfolio as of March 31, 2013.  Actual losses may substantially differ from currently estimated losses.  Adequacy of the ALLL is periodically evaluated, and the allowance could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities available for sale (dollars in thousands).

	March 31, 2013	December 31, 2012	Increase (Decrease)

Municipal securities	$43,345	$45,393	$(2,048)
Corporate debt securities	7,983	7,932	51
Total	$51,328	$53,325	$(1,997)

Municipal securities decreased due to calls and maturities. The overall yield of the investment portfolio was 2.75% as of March 31, 2013 compared to 2.85% at December 31, 2012.

DEPOSITS

Changes in the composition of deposits between March 31, 2013 and December 31, 2012, are presented in the following table (dollars in thousands).

	March 31, 2013	December 31, 2012	Increase (Decrease)	% Change

Checking accounts	$141,981	$131,826	$10,155	7.7%
Money market accounts	41,196	40,818	378	0.9
Savings accounts	33,143	30,664	2,479	8.1
Certificates of deposit	254,039	251,743	2,296	0.9

Total deposits	$470,359	$455,051	$15,308	3.4%

Deposits include $21.8 million of deposits held for sale in connection with the probable sale of our Berryville branch location, including $6.6 million of checking accounts, $1.1 million of money market accounts, $1.2 million of savings accounts, and $12.9 million of certificates of deposit. Overall deposits increased in the comparison period primarily due to an increase in checking accounts.  The Bank reduced the cost of its certificate of deposit accounts with the weighted average cost of funds decreasing from 1.32% at December 31, 2012 to 1.15% at March 31, 2013.  The Bank manages the pricing of its deposits to maintain deposit balances commensurate with its overall balance sheet management and liquidity position. The overall cost of deposit funds decreased from 0.83% at December 31, 2012 to 0.71% at March 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business to meet the financing needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition.

The Bank does not use financial instruments with off-balance sheet risk as part of its asset/liability management program or for trading purposes. The Bank’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations for off-balance sheet arrangements as it does for on-balance sheet instruments.

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

At March 31, 2013, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At March 31, 2013, the Company had no interests in non-consolidated special purpose entities.

At March 31, 2013, commitments included:
▪	total approved loan origination commitments outstanding amounting to $6.1 million, including approximately $746,000 of loans committed to sell;
▪	rate lock agreements with customers of $5.7 million, all of which have been locked with an investor;
▪	funded mortgage loans committed to sell of $4.8 million;
▪	unadvanced portion of construction loans of $2.2 million;
▪	unused lines of credit of $14.2 million;
▪	outstanding standby letters of credit of $1.9 million;
▪	total predetermined overdraft protection limits of $9.1 million; and

Total unfunded commitments to originate loans for sale and the related commitments to sell of $5.7 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at March 31, 2013.

Historically, a small percentage of predetermined overdraft limits have been used. At March 31, 2013, overdrafts of accounts with Bounce Protection™ represented usage of 1.89% of the limit.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is both a daily and long-term function. The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities.  The Bank's primary sources of funds are deposits; borrowings; payments on outstanding loans; maturities, sales and calls of investment securities and other short-term investments; and funds provided from operations.  While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond.  The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank.  In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of deposits are not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas and has utilized the services of bulletin board deposit listing services and brokered deposits to acquire funds.

The Bank uses qualifying loans as collateral for FHLB advances.  The FHLB retains custody and endorsement of the loans that collateralize the Bank’s outstanding borrowings with the FHLB.  The FHLB currently allows an aggregate lendable value on qualifying loans (as defined) of approximately 90% of the outstanding balance of the loans pledged to the FHLB. During the three months ended March 31, 2013, FHLB borrowings decreased by $56,000, or 1.8%, from FHLB borrowings at December 31, 2012. At March 31, 2013, the Bank’s additional borrowing capacity with FHLB was $52.4 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a lendable value of $55.5 million less outstanding advances at March 31, 2013 of $3.1 million.  Outstanding borrowings with the FHLB are reported as “Other Borrowings” in the Company’s Condensed Consolidated Statements of Financial Condition.

The Bank uses qualifying investment securities and qualifying commercial real estate loans as collateral for the discount window. The FRB will permit only certain commercial real estate loans to be pledged as collateral for the discount window. At March 31, 2013, the Bank pledged qualifying commercial real estate loans with a collateral value of approximately $7.2 million, or 81% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged.  In addition, at March 31, 2013, the Bank pledged qualifying investment securities with a collateral value of approximately $7.6 million and a carrying value of approximately $8.0 million for access to the discount window.

At March 31, 2013, the Bank’s liquidity ratio was 28.0% which represents liquid assets as a percentage of deposits and borrowings.  As of the same date, the Bank’s adjusted liquidity ratio was 40.3%, which includes liquid assets plus borrowing capacity at the FHLB and FRB as a percentage of deposits and borrowings.  The Bank anticipates that it will continue to rely primarily on deposits, calls and maturities of investment securities, loan repayments, and funds provided from operations to provide liquidity.  As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources.  The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities.

The Bank’s liquidity risk management program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the Board of Directors.  The program also contains a Contingency Funding Plan that forecasts funding needs and sources under different stress scenarios.  The Contingency Funding Plan approved by the Board of Directors is designed to respond to an overall decline in the economic environment, the banking industry or a problem specific to the Bank.  A number of different contingency funding conditions may arise which may result in strains or expectation of strains in the Bank’s normal funding activities including customer reaction  to negative news of the banking industry, in general, or the Bank, specifically.  As a result of negative news, some depositors may reduce the amount of deposits held at the Bank if concerns persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s liquidity, funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that activities of the FRB and the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, and stock price.

Since the Company is a holding company and does not conduct independent operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources.  Under the Company Order, the Company must receive the prior written non-objection of the FRB to declare or pay dividends or make any other capital distributions.  The Company funds its expenses from cash deposits maintained in the Bank, which amounted to $1.3 million at March 31, 2013.

At March 31, 2013, the Bank's core and risk-based capital ratios amounted to 12.75% and 20.57%, respectively, compared to regulatory capital adequacy standards of 4% and 8%.  However, the Bank has agreed with the OCC to maintain a Tier 1 (core) capital ratio of 8% and a total risk-based capital ratio of 12%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of the Company’s asset and liability management position as well as the potential impact of interest rate changes upon the market value of the Bank’s net portfolio value of equity, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2013.  There has been no material change in the Company’s asset and liability position or the Bank’s net portfolio value of equity since December 31, 2012.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.            Legal Proceedings

Neither the Company nor the Bank is a party to or involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.         Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A. of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2013.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any securities during the first quarter of 2013.  The Company Order prohibits the Company from repurchasing shares of its common stock without the prior written non-objection of the FRB.

In 2011, the Company and the Bank completed a recapitalization, pursuant to which, among other things, the Company sold to Bear State Financial Holdings, LLC (“Bear State”) 15,425,262 of the Company’s common stock and a warrant to purchase an additional 2,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share (the “Investor Warrant”).  For a discussion of the Company’s recapitalization, see “Item 1. Business” in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2013.  On March 14, 2013, Bear State partially exercised the Investor Warrant for 595,000 shares of Common Stock at an exercise price of $3.00 per share, resulting in total aggregate proceeds to the Company of $1,785,000.   The Company sold the shares to Bear State in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  Bear State did and continues to have access to adequate information about the Company to make an informed investment decision and represented its intention to acquire the securities for investment only and not with a view towards distribution.  We instructed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 6.            Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	May 3, 2013	By:	/s/ W. Dabbs Cavin
W. Dabbs Cavin
Chief Executive Officer

Date:	May 3, 2013	By:	/s/ Sherri R. Billings
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