Form 10-Q
period 2013-06-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2013-07-31
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 25, 2013, there were issued and outstanding 20,041,497 shares of the Registrant's Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Part I. Financial Information

Item 1. Financial Statements

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

ASSETS	June 30, 2013	December 31, 2012

Cash and cash equivalents	$48,263	$42,607
Interest-bearing time deposits in banks	25,858	29,592
Investment securities available for sale	48,220	53,325
Federal Home Loan Bank stock—at cost	375	375
Loans receivable, net of allowance of $13,249 and $15,676, respectively	331,631	337,328
Loans held for sale	3,369	4,435
Accrued interest receivable	1,357	1,501
Real estate owned - net	11,967	16,658
Office properties and equipment - net	18,386	20,069
Office properties and equipment held for sale	2,068	565
Cash surrender value of life insurance	23,401	23,003
Prepaid expenses and other assets	856	937

TOTAL	$515,751	$530,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$437,203	$455,051
Deposits held for sale	4,690	--
Other borrowings	996	3,109
Advance payments by borrowers for taxes and insurance	294	676
Other liabilities	1,572	1,899

Total liabilities	444,755	460,735

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value—5,000,000 shares authorized; none issued at June 30, 2013 and December 31, 2012	--	--
Common stock, $.01 par value—30,000,000 shares authorized; 19,897,603 and 19,302,603 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	199	193
Additional paid-in capital	92,594	90,719
Accumulated other comprehensive income (loss)	(169)	763
Accumulated deficit	(21,628)	(22,015)

Total stockholders’ equity	70,996	69,660

TOTAL	$515,751	$530,395

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
INTEREST INCOME:
Loans receivable	$3,970	$4,422	$8,051	$9,063
Investment securities:
Taxable	56	94	110	273
Nontaxable	293	309	606	577
Other	138	152	271	275
Total interest income	4,457	4,977	9,038	10,188

INTEREST EXPENSE:
Deposits	817	1,097	1,663	2,318
Other borrowings	13	30	26	63

Total interest expense	830	1,127	1,689	2,381

NET INTEREST INCOME	3,627	3,850	7,349	7,807

PROVISION FOR LOAN LOSSES	--	6	--	22

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,627	3,844	7,349	7,785

NONINTEREST INCOME:
Net gain on sale of investment securities	--	542	--	542
Deposit fee income	802	977	1,572	2,071
Earnings on life insurance policies	200	194	398	387
Gain on sale of loans	263	220	459	418
Other	75	73	164	274

Total noninterest income	1,340	2,006	2,593	3,692

NONINTEREST EXPENSES:
Salaries and employee benefits	2,804	2,709	5,482	5,584
Net occupancy expense	608	619	1,226	1,309
Real estate owned, net	45	(258)	(51)	(292)
FDIC insurance	170	291	341	589
Supervisory assessments	53	75	107	150
Data processing	397	787	733	1,263
Professional fees	151	192	410	590
Advertising and public relations	74	69	144	139
Postage and supplies	108	160	217	292
Other	473	497	946	952

Total noninterest expenses	4,883	5,141	9,555	10,576

INCOME BEFORE INCOME TAXES	84	709	387	901

INCOME TAX	--	--	--	--

NET INCOME	$84	$709	$387	$901

Basic earnings per common share	$0.00	$0.04	$0.02	$0.05

Diluted earnings per common share	$0.00	$0.03	$0.02	$0.04

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Unrealized holding (losses) gains arising during the period	$(857)	$197	$(932)	$258
Reclassification adjustments for gain included in net income	--	(542)	--	(542)
COMPREHENSIVE INCOME (LOSS)	$(773)	$364	$(545)	$617

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE – January 1, 2013	19,302,603	$193	$90,719	$763	$(22,015)	$69,660

Net income	--	--	--	--	387	387
Other comprehensive loss	--	--	--	(932)	--	(932)
Exercise of warrants	595,000	6	1,779	--	--	1,785
Stock compensation expense	--	--	96	--	--	96

BALANCE – June 30, 2013	19,897,603	$199	$92,594	$(169)	$(21,628)	$70,996

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

OPERATING ACTIVITIES:
Net income	$387	$901
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	--	22
Provision for real estate losses	219	308
Deferred tax provision	654	(105)
Deferred tax valuation allowance	(654)	105
Net (accretion) amortization of investment securities	(12)	9
Federal Home Loan Bank stock dividends	--	(2)
Gain on sale of fixed assets, net	(42)	(126)
Gain on sale of real estate owned, net	(374)	(792)
Gain on sale of investment securities, net	--	(542)
Originations of loans held for sale	(23,788)	(21,492)
Proceeds from sales of loans held for sale	25,313	20,832
Gain on sale of loans originated to sell	(459)	(418)
Depreciation	713	736
Amortization of deferred loan costs, net	54	26
Stock compensation	96	79
Earnings on life insurance policies	(398)	(387)
Changes in operating assets and liabilities:
Accrued interest receivable	144	(43)
Prepaid expenses and other assets	81	317
Other liabilities	(327)	10

Net cash provided by (used in) operating activities	1,607	(562)

INVESTING ACTIVITIES:
Purchases of interest-bearing time deposits in banks	--	(496)
Redemptions of interest-bearing time deposits in banks	3,734	498
Purchases of investment securities available for sale	--	(14,977)
Proceeds from maturities and calls of investment securities available for sale	4,185	20,178
Loan originations, net of repayments	(7,239)	(2,314)
Loan participations purchased	(3,000)	(1,661)
Loans sold	15,438	--
Proceeds from sales of real estate owned	5,307	7,583
Improvements to real estate owned	(17)	(128)
Proceeds from sales of office properties and equipment	362	249
Purchases of office properties and equipment	(853)	(84)

Net cash provided by investing activities	17,917	8,848

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$4,678	$(20,358)
Sale of deposits in connection with branch sale	(17,836)	--
Repayment of advances from Federal Home Loan Bank	(2,113)	(2,356)
Net decrease in advance payments by borrowers for taxes and insurance	(382)	(431)
Proceeds from exercise of warrants	1,785	--

Net cash used in financing activities	(13,868)	(23,145)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,656	(14,859)

CASH AND CASH EQUIVALENTS:
Beginning of period	42,607	79,799

End of period	$48,263	$64,940

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$1,688	$2,402

Income taxes	$--	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$1,217	$4,979

Sales of real estate owned financed by the Bank	$773	$953

Investment securities purchased—not settled	$--	$348

Transfers from office properties and equipment to office properties and equipment held for sale	$1,503	$--

Transfers from deposits to deposits held for sale in probable branch sale	$4,690	$--

See notes to unaudited condensed consolidated financial statements.	(Concluded)

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

The results of operations for the six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012, contained in the Company’s 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

2.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In December 2011, FASB issued ASU 2011-12, which deferred certain provisions of ASU 2011-05. One of ASU 2011-05’s provisions required the Company to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 deferred this requirement indefinitely. All other requirements in ASU 2011-05 were not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The ASU did not amend the components that must be reported in other comprehensive income. Both ASUs were effective for the Company’s reporting periods beginning after December 15, 2011. The Company adopted these ASUs beginning in the quarter ended March 31, 2012. The adoption of these ASUs did not have a material impact on the Company’s financial statements. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires disclosure, either in a single footnote or parenthetically on the face of the financial statements, of the effect of significant items reclassified from accumulated other comprehensive income to their respective line items in the statement of net income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted this ASU effective January 1, 2013. The adoption of this ASU did not have a material impact on the Company’s financial statements.

3.       INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following as of the dates indicated (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$40,389	$261	$(405)	$40,245
Corporate debt securities	8,000	6	(31)	7,975

Total	$48,389	$267	$(436)	$48,220

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$44,562	$849	$(18)	$45,393
Corporate debt securities	8,000	--	(68)	7,932

Total	$52,562	$849	$(86)	$53,325

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$19,736	$400	$120	$5	$19,856	$405
Corporate debt securities	2,973	28	996	3	3,969	31

Total	$22,709	$428	$1,116	$8	$23,825	$436

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$4,033	$18	$--	$--	$4,033	$18
Corporate debt securities	3,980	20	3,952	48	7,932	68

Total	$8,013	$38	$3,952	$48	$11,965	$86

On a quarterly basis, management conducts a formal review of securities for the presence of OTTI.  Management assesses whether an OTTI is present when the fair value of a security is less than its amortized cost basis at the balance sheet date.  For such securities, OTTI is considered to have occurred if the Company intends to sell the security, if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis or if the present value of expected cash flows is not sufficient to recover the entire amortized cost.

The unrealized losses are primarily a result of increases in market yields since the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the unrealized losses are also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost.

The Company has pledged investment securities available for sale with carrying values totaling approximately $1.6 million as of June 30, 2013 and December 31, 2012 as collateral for certain deposits in excess of $250,000. In addition, at June 30, 2013 and December 31, 2012 the Company has pledged investment securities available for sale with carrying values totaling approximately $8.0 million and $7.9 million, respectively, as collateral for the Federal Reserve Bank (“FRB”) primary discount window. No FRB borrowings were outstanding at June 30, 2013.

The scheduled contractual maturities of debt securities at June 30, 2013 are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Amortized	Fair	Weighted
	Cost	Value	Average Rate

Within one year	$607	$609	2.11%
Due from one year to five years	20,661	20,626	2.17%
Due from five years to ten years	17,959	17,860	2.75%
Due after ten years	9,162	9,125	3.78%

Total	$48,389	$48,220	2.69%

As of June 30, 2013 and December 31, 2012, investments with amortized cost totaling approximately $32.8 million and $36.8 million, respectively, have call options held by the issuer, of which approximately $9.6 million and $9.2 million, respectively, are or were callable within one year.

4.       LOANS RECEIVABLE

Loans receivable consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Real estate:
One- to four-family residential	$139,137	$157,936
Multifamily residential	19,775	20,790
Nonfarm nonresidential	150,942	138,014
Construction and land development	14,243	14,551
Commercial	15,912	16,083
Consumer	4,996	5,818
Total loans receivable	345,005	353,192
Unearned discounts and net deferred loan costs	(125)	(188)
Allowance for loan and lease losses	(13,249)	(15,676)

Loans receivable—net	$331,631	$337,328

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at June 30, 2013 and December 31, 2012 were $4.1 million and $8.7 million, respectively. Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, if applicable, disbursing payments to investors, and foreclosure processing. Servicing income for the three and six months ended June 30, 2013 and 2012 was not material.

As of June 30, 2013 and December 31, 2012, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $56.6 million and $67.3 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas (“FHLB”) and were pledged for outstanding advances or available for future advances.

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

As of June 30, 2013 and December 31, 2012, qualifying loans collateralized by commercial real estate with balances of $8.7 million and $9.4 million, respectively, were pledged at the FRB and available for future borrowings. The Bank uses qualifying investment securities and qualifying commercial real estate loans as collateral for the discount window. No FRB borrowings were outstanding at June 30, 2013.

The following tables present age analyses of loans, including both accruing and nonaccrual loans, as of the dates indicated (in thousands):

June 30, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$1,697	$3,636	$133,804	$139,137
Multifamily residential	--	--	19,775	19,775
Nonfarm nonresidential	--	2,483	148,459	150,942
Construction and land development	140	2,649	11,454	14,243
Commercial	--	22	15,890	15,912
Consumer	23	6	4,967	4,996
Total (1)	$1,860	$8,796	$334,349	$345,005

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$7,411	$3,982	$146,543	$157,936
Multifamily residential	3,459	--	17,331	20,790
Nonfarm nonresidential	--	4,523	133,491	138,014
Construction and land development	241	3,145	11,165	14,551
Commercial	341	402	15,340	16,083
Consumer	15	25	5,778	5,818
Total	$11,467	$12,077	$329,648	$353,192

(1)	Gross of unearned discounts and net deferred loan costs and the allowance for loan and lease losses.

There were no loans over 90 days past due and still accruing at June 30, 2013 or December 31, 2012. Restructured loans totaled $2.5 million and $9.2 million as of June 30, 2013 and December 31, 2012, respectively, with $ 2.2 million and $3.4 million of such restructured loans on nonaccrual status at June 30, 2013 and December 31, 2012, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

June 30, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$--	$3,636	$2,213	$5,849
Multifamily residential	--	--	--	--
Nonfarm nonresidential	--	2,483	1,875	4,358
Construction and land development	--	2,649	832	3,481
Commercial	--	22	6	28
Consumer	5	6	--	11
Total	$5	$8,796	$4,926	$13,727

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,070	$3,982	$1,975	$7,027
Multifamily residential	--	--	--	--
Nonfarm nonresidential	--	4,523	2,713	7,236
Construction and land development	241	3,145	747	4,133
Commercial	--	402	--	402
Consumer	1	25	--	26
Total	$1,312	$12,077	$5,435	$18,824

The following tables summarize information pertaining to impaired loans as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$2,730	$2,328	$402	$1,424	$1,149	$275
Multifamily residential	--	--	--	--	--	--
Nonfarm nonresidential	3,256	2,215	1,041	3,596	2,817	778
Construction and land development	2,275	1,814	461	737	607	130
Commercial	1	--	1	380	--	380
Consumer	5	--	5	5	4	2
	8,267	6,357	1,910	6,142	4,577	1,565

Impaired loans without a valuation allowance:
One- to four-family residential	3,389	3,389	--	6,718	6,718	--
Multifamily residential	--	--	--	3,459	3,459	--
Nonfarm nonresidential	1,102	1,102	--	4,876	4,876	--
Construction and land development	1,206	1,206	--	3,396	3,396	--
Commercial	27	27	--	22	22	--
Consumer	6	6	--	27	27	--
	5,730	5,730	--	18,498	18,498	--
Total impaired loans	$13,997	$12,087	$1,910	$24,640	$23,075	$1,565

	Three and Six Months Ended June 30, 2013
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
	(Three Months)	(Six Months)	(Three Months)	(Six Months)
Impaired loans with a valuation allowance:
One- to four-family residential	$2,403	$1,985	$2	$5
Multifamily residential	1,479	986	--	--
Nonfarm nonresidential	2,165	2,382	--	--
Construction and land development	1,560	1,242	--	--
Commercial	--	--	--	--
Consumer	--	1	--	--
	7,607	6,596	2	5

Impaired loans without a valuation allowance:
One- to four-family residential	4,063	4,948	--	--
Multifamily residential	--	1,153	--	--
Nonfarm nonresidential	2,160	3,065	--	--
Construction and land development	1,604	2,201	--	--
Commercial	24	23	--	--
Consumer	16	19	--	--
	7,867	11,409	--	--
Total impaired loans	$15,474	$18,005	$2	$5

Interest based on original terms			$353	$488

Interest income recognized on a cash basis on impaired loans			$--	$--

	Three and Six Months Ended June 30, 2012
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
	(Three Months)	(Six Months)	(Three Months)	(Six Months)
Impaired loans with a valuation allowance:
One- to four-family residential	$2,817	$2,791	$6	$--
Multifamily residential	--	752	--	--
Nonfarm nonresidential	2,791	2,668	17	40
Construction and land development	1,958	1,520	--	9
Commercial	--	--	--	--
Consumer	--	8	--	--
	7,566	7,739	23	49

Impaired loans without a valuation allowance:
One- to four-family residential	6,727	8,080	25	57
Multifamily residential	2,026	3,076	3	7
Nonfarm nonresidential	6,320	7,192	31	84
Construction and land development	4,121	3,667	22	89
Commercial	443	319	--	--
Consumer	73	65	--	1
	19,710	22,399	81	238
Total impaired loans	$27,276	$30,138	$104	$287

Interest based on original terms			$430	$856

Interest income recognized on a cash basis on impaired loans			$107	$203

Credit Quality Indicators. As part of its on-going monitoring of the credit quality of the loan portfolio, the Bank assigns loans into risk categories based on the ability of borrowers to service their debt as determined by available and relevant information such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank assigns a credit risk rating to certain non-homogeneous loans over $250,000 on at least an annual basis. Homogeneous loans and non-homogeneous loans under $250,000 are generally not risk rated. The Bank uses the following definitions for risk ratings:

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

Loss (Grade 9). Loans rated as a loss are considered uncollectible and of such little value that continuance as an asset is not warranted. A loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off all or a portion of the asset, even though partial recovery could occur in the future.

Based on analyses performed at June 30, 2013 and December 31, 2012, the risk categories of loans are as follows:

	June 30, 2013
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$30,704	$2,969	$9,264	$96,200	$139,137
Multifamily residential	19,764	--	--	11	19,775
Nonfarm nonresidential	140,612	5,129	4,374	827	150,942
Construction and land development	6,020	392	4,242	3,589	14,243
Commercial	15,420	--	364	128	15,912
Consumer	155	--	26	4,815	4,996
Total (1)	$212,675	$8,490	$18,270	$105,570	$345,005

	December 31, 2012
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$30,216	$3,698	$12,993	$111,029	$157,936
Multifamily residential	16,695	--	4,078	17	20,790
Nonfarm nonresidential	117,604	7,445	12,045	920	138,014
Construction and land development	5,298	867	4,934	3,452	14,551
Commercial	15,127	340	425	191	16,083
Consumer	159	--	45	5,614	5,818
Total (1)	$185,099	$12,350	$34,520	$121,223	$353,192

(1)	Gross unearned discounts and net deferred loan costs and the allowance for loan and lease losses.

As of June 30, 2013 and December 31, 2012, the Bank did not have any loans categorized as subprime or classified as doubtful or loss.

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

The following table summarizes TDRs as of June 30, 2013 and December 31, 2012: (dollars in thousands)

June 30, 2013	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$270	11	$691	13	$961
Multifamily residential	--	--	--	--	--	--
Nonfarm nonresidential	--	--	3	583	3	583
Construction and land development	--	--	5	956	5	956
Consumer	--	--	1	5	1	5

Total	2	$270	20	$2,235	22	$2,505

December 31, 2012	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	12	$1,115	9	$1,461	21	$2,576
Multifamily residential	1	3,459	--	--	1	3,459
Nonfarm nonresidential	1	1,235	3	606	4	1,841
Construction and land development	--	--	6	1,315	6	1,315
Consumer	3	7	--	--	3	7

Total	17	$5,816	18	$3,382	35	$9,198

The Bank restructured one loan as a TDR during the six months ended June 30, 2013 in the amount of $6,000. The Bank did not restructure any loans receivable that were TDRs during the three months ended June 30, 2013 or for the three and six months ended June 30, 2012.

The Bank had no loans receivable for which a payment default occurred during the three or six months ended June 30, 2013 or 2012 and that had been modified as a TDR within 12 months or less of the payment default.

5.       ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$6,778	$1,074	$5,341	$1,190	$1,000	$214	$15,597
Provision charged to expense	22	382	(532)	114	(13)	27	--
Losses charged off	(662)	(876)	(874)	(115)	(380)	(49)	(2,956)
Recoveries	13	--	500	24	55	16	608
Balance, end of period	$6,151	$580	$4,435	$1,213	$662	$208	$13,249

	Six Months Ended June 30, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$5,099	$1,319	$6,949	$1,130	$956	$223	$15,676
Provision charged to expense	1,746	137	(2,006)	91	12	20	--
Losses charged off	(747)	(876)	(1,008)	(115)	(380)	(76)	(3,202)
Recoveries	53	--	500	107	74	41	775
Balance, end of period	$6,151	$580	$4,435	$1,213	$662	$208	$13,249

	Three Months Ended June 30, 2012
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$6,447	$1,398	$6,230	$3,616	$491	$158	$18,340
Provision charged to expense	756	(512)	1,939	(2,006)	(201)	30	6
Losses charged off	(617)	--	(505)	(37)	--	(50)	(1,209)
Recoveries	47	--	24	11	23	22	127
Balance, end of period	$6,633	$886	$7,688	$1,584	$313	$160	$17,264

	Six Months Ended June 30, 2012
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$6,999	$2,654	$7,316	$2,651	$972	$226	$20,818
Provision charged to expense	622	(788)	2,589	(1,747)	(688)	34	22
Losses charged off	(1,053)	(997)	(2,241)	(37)	--	(145)	(4,473)
Recoveries	65	17	24	717	29	45	897
Balance, end of period	$6,633	$886	$7,688	$1,584	$313	$160	$17,264

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$402	$--	$1,041	$461	$1	$5	$1,910
Collectively evaluated for impairment	5,749	580	3,394	752	661	203	11,339
Ending balance	$6,151	$580	$4,435	$1,213	$662	$208	$13,249

Loan balances (1):
Individually evaluated for impairment	$6,119	$--	$4,358	$3,481	$28	$11	$13,997
Collectively evaluated for impairment	133,018	19,775	146,584	10,762	15,884	4,985	331,008
Ending balance	$139,137	$19,775	$150,942	$14,243	$15,912	$4,996	$345,005

	December 31, 2012
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$275	$--	$778	$130	$380	$2	$1,565
Collectively evaluated for impairment	4,824	1,319	6,171	1,000	576	221	14,111
Ending balance	$5,099	$1,319	$6,949	$1,130	$956	$223	$15,676

Loan balances (1):
Individually evaluated for impairment	$8,142	$3,459	$8,472	$4,133	$402	$32	$24,640
Collectively evaluated for impairment	149,794	17,331	129,542	10,418	15,681	5,786	328,552
Ending balance	$157,936	$20,790	$138,014	$14,551	$16,083	$5,818	$353,192

(1)	Gross of unearned discounts and net deferred loan costs and the allowance for loan and lease losses.

A summary of the activity in the allowance for real estate losses is as follows for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Balance—beginning of period	$9,396	$20,501	$14,877	$20,934

Provisions for estimated losses	33	280	219	308
Recoveries	--	--	--	--
Losses charged off	(23)	(1,132)	(5,690)	(1,593)

Balance—end of period	$9,406	$19,649	$9,406	$19,649

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

Stock Options. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, generally vest based on five years of continuous service and have seven year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise, employee termination, and expected term of the options within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the stock option activity in the Company’s 2011 Plan for the six months ended June 30, 2013, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2013	223,500	$6.65
Granted	--	$--
Forfeited	(4,500)	$6.57

Outstanding—June 30, 2013	219,000	$6.66

The weighted average remaining contractual life of the outstanding options was 5.5 years and the aggregate intrinsic value of the options was approximately $312,000 at June 30, 2013. None of the outstanding options are vested.

As of June 30, 2013, there was $519,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 3.6 years. Compensation expense attributable to option awards totaled approximately $36,000 and $73,000 for the three and six months ended June 30, 2013, respectively and $37,000 and $78,000 for the three and six months ended June 30, 2012, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to seven years.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2013	--	$--
Granted	58,500	$8.90
Forfeited	--	$--

Outstanding—June 30, 2013	58,500	$8.90

As of June 30, 2013, there was $498,000 of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 4.8 years. None of the RSUs are vested. Compensation expense attributable to awards of RSUs totaled approximately $16,000 and $23,000 for the three and six months ended June 30, 2013. There were no RSU awards outstanding in 2012, therefore there was no compensation expense recorded during 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	19,897,603	19,302,603	19,660,918	19,302,603
Effect of dilutive securities	982,326	1,250,118	1,150,754	1,137,339
Diluted weighted average shares outstanding	20,879,929	20,552,721	20,811,672	20,439,942

The calculation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012 excluded antidilutive stock options totaling approximately 8,000 shares.

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2013 and December 31, 2012, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, London Interbank Offered Rate (“LIBOR”) yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include corporate debt securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended June 30, 2013 or December 31, 2012.

The following table presents major categories of assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Available for sale investment securities:
Municipal securities	$40,245	$--	$40,245	$--
Corporate debt securities	7,975	--	7,975	--
Total	$48,220	$--	$48,220	$--

December 31, 2012
Available for sale investment securities:
Municipal securities	$45,393	$--	$45,393	$--
Corporate debt securities	7,932	--	7,932	--
Total	$53,325	$--	$53,325	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at June 30, 2013 and December 31, 2012 are secured by real estate.  These impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated primarily through appraisals, internal valuations, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   Fair value adjustments are made by specific allocations to the ALLL or charge-offs to the ALLL.

Real Estate Owned, net

Real estate owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, internal valuations, real estate brokers’ opinions or listing prices. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the six months ended June 30, 2013 and 2012 were $219,000 and $308,000, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the six months ended June 30, 2013 and 2012 (in thousands). The assets disclosed in the following table represent REO properties or impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Impaired loans	$15,956	$--	$--	$15,956
REO, net	3,155	--	--	3,155

June 30, 2012
Impaired loans	$17,580	$--	$--	$17,580
REO, net	6,136	--	--	6,136

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	June 30, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$48,263	$48,263	$42,607	$42,607
Level 2 inputs:
Interest-bearing time deposits in banks	25,858	26,422	29,592	30,413
Federal Home Loan Bank stock	375	375	375	375
Loans held for sale	3,369	3,369	4,435	4,435
Cash surrender value of life insurance	23,401	23,401	23,003	23,003
Accrued interest receivable	1,357	1,357	1,501	1,501
Level 3 inputs:
Loans receivable—net	331,631	339,320	337,328	351,642

FINANCIAL LIABILITIES:
Level 1 inputs:
Deposits held for sale	4,690	4,690	--	--
Level 2 inputs:
Checking, money market and savings accounts	198,798	198,798	203,308	203,308
Other borrowings	996	1,078	3,109	3,239
Accrued interest payable	23	23	23	23
Advance payments by borrowers for taxes and insurance	294	294	676	676
Level 3 inputs:
Certificates of deposit	238,405	239,505	251,743	255,573

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

The fair value of deposits held for sale is considered to be level 1 since its value is based on a sales agreement. The fair value of checking accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date (level 2). The fair value for certificates of deposit with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities (Level 3). The fair value of Federal Home Loan Bank advances is estimated using the rates for advances of similar remaining maturities at the reporting date (level 2). For advance payments by borrowers for taxes and insurance and for accrued interest payable the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments (level 2).

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.     REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), as successor to the Office of Thrift Supervision (“OTS”). Failure to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

As of the most recent notification from regulatory authorities, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 (core) ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

On January 15, 2013, the OCC issued an order terminating, effective immediately, the Cease and Desist Order issued by the OTS on April 12, 2010 (the "Bank Order"). The action also terminates the related Stipulation and Consent to Issuance of Order to Cease and Desist between the Bank and the OTS. On June 21, 2013, the Federal Reserve Bank (the “FRB”), which, as successor to the OTS, is the primary federal regulator of the Company, issued a letter terminating the Cease and Desist Order issued by the OTS on April 12, 2010 (the “Company Order”), effective immediately. The action also terminates the related Stipulation and Consent to Issuance of Order to Cease and Desist between the Company and the OTS.

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions (1)		Other Requirements (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2013:

Tangible Capital to Tangible Assets	$70,013	13.57%	$7,739	1.50%	N/A	N/A	N/A	N/A

Core Capital to Adjusted Tangible Assets	70,013	13.57%	20,636	4.00%	$20,636	4.00%	$41,272	8.00%

Total Capital to Risk-Weighted Assets	74,600	20.82%	28,664	8.00%	28,664	8.00%	42,996	12.00%

Tier I Capital to Risk-Weighted Assets	70,013	19.54%	N/A	N/A	14,332	4.00%	N/A	N/A

As of December 31, 2012:

Tangible Capital to Tangible Assets	$67,434	12.73%	$7,944	1.50%	N/A	N/A	N/A	N/A

Core Capital to Adjusted Tangible Assets	67,434	12.73%	21,185	4.00%	$21,185	4.00%	42,371	8.00%

Total Capital to Risk-Weighted Assets	72,131	19.77%	29,182	8.00%	29,182	8.00%	43,773	12.00%

Tier I Capital to Risk-Weighted Assets	67,434	18.49%	N/A	N/A	14,591	4.00%	N/A	N/A

(1)	Effective with the termination of the Bank Order effective January 15, 2013, the Bank can be categorized as well-capitalized by achieving the required ratios.
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

Dividend Restrictions. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Bank’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account established by the Bank in connection with the consummation of the conversion from the mutual holding company structure on May 3, 1996. In addition, federal regulations, as currently applied to the Bank, impose limitations upon payment of capital distributions to the Company.

The principal source of the Company’s revenue is dividends from the Bank. The Company’s ability to pay dividends to stockholders depends to a large extent upon the dividends received from the Bank.

11.     BRANCH SALES

On June 21, 2013, the Bank sold all deposits and selected assets associated with its branch office located in Berryville, Arkansas. The transaction was consummated pursuant to a definitive purchase and assumption agreement with The First National Bank in Green Forest (“FNBGF”), of Green Forest, Arkansas, which was entered into on April 1, 2013 and approved by the OCC on May 28, 2013.  FNBGF assumed $17.8 million in deposits plus accrued interest of $20,000 from the Bank and took assignment of all real property and equipment associated with the branch, which totaled $216,000 as of the closing date. In addition, as part of the agreement, FNBGF also purchased certain loans not associated with the Berryville branch with a carrying value of approximately $3.3 million. The Bank retained all loans associated with the branch except for approximately $6,000 in loans associated with overdrawn deposit accounts. The net settlement under the terms of the agreement resulted in a total payment of $14.2 million to FNBGF by the Bank. There was no material gain or loss on the transaction.

On June 24, 2013, the Bank entered into a definitive purchase and assumption agreement with First Security Bank (“FSB”) of Searcy, Arkansas, to sell certain deposits and assets associated with the Bank’s branch office located in Farmington, Arkansas. As part of the agreement, FSB will purchase interest bearing deposits of $3.7 million and noninterest bearing deposits of approximately $1.0 million at June 30, 2013 and will take assignment of all real property and equipment associated with the branch, which totaled $1.5 million as of June 30, 2013. The transaction is pending regulatory approval and, if approval is received, is expected to close in September 2013. The transaction is not expected to result in a material gain or loss.

12.     SUBSEQUENT EVENTS

On July 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First National Security Company (“FNSC”) of Hot Springs, Arkansas, pursuant to which FNSC will merge with and into the Company (the “Merger”). Pursuant to the Merger Agreement, shareholders of FNSC will receive, in the aggregate, 6,252,400 shares of Company common stock and $74 million in cash in exchange for their shares of FNSC common stock.

Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by Company and FNSC shareholders, the receipt of all required governmental regulatory approvals, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, effectiveness of the registration statement to be filed by the Company with the SEC to register shares of Company common stock to be offered to FNSC shareholders, FNSC’s receipt of a tax opinion, and the absence of any injunctions or other legal restraints.

The Merger Agreement contains termination rights which may be exercised by the Company or FNSC in specific circumstances, such as the following: a required regulatory approval has been denied by final, non-appealable action of a governmental entity; the parties are unable to complete the Merger by March 31, 2014; the other party has committed a breach of a representation, warranty or covenant which would prevent a closing condition from being satisfied and the breach is not or cannot be cured within 30 days; or the other party’s board of directors has withdrawn or modified its recommendation of the Merger to its shareholders. If the Merger Agreement is terminated under certain circumstances and either party closes a “superior competing transaction” by March 31, 2015, such party will pay the other party a termination fee of $3 million.

Also on July 1, 2013, an independent special committee of the Board of Directors of the Company authorized management of the Company to (i) sell up to 2,531,645 shares of Company common stock at a price per share equal to $7.90 (the closing price of the Company’s common stock on June 28, 2013) in a private placement to certain accredited investors that have pre-existing relationships with the Company, including Bear State Financial Holdings, LLC (“Bear State”) and certain members of Bear State (the “Private Placement”) and (ii) enter into commitment letter agreements (each a “Commitment Letter”) with five members of Bear State (the “Investors”), which Investors include Richard N. Massey, the Company’s Chairman, and Scott T. Ford, a director of the Company, whereby each Investor agreed to “backstop” a portion of the Private Placement and agreed to purchase up to 506,329 shares of Company common stock in the event the Company is unable to cause the Private Placement to be fully subscribed or is otherwise unable to raise sufficient funds from other sources.  The Company anticipates that the proceeds from the Private Placement will be applied to the cash portion of the Merger consideration to be paid by the Company in the Merger.  In exchange for providing a Commitment Letter, each Investor was issued warrants to purchase 35,443 shares of common stock on the same terms as in the Private Placement.  The Investors will be entitled to customary registration rights with respect to the shares of common stock to be issued pursuant to the Commitment Letters as well as the shares of common stock underlying the warrants.

On July 12, 2013, the Company approached Bear State and inquired as to Bear State’s interest in participating in the Private Placement.  In the event that Bear State agrees to purchase less than the full 2,531,645 shares in the Private Placement, the Company intends to utilize the commitments of the Investors to backstop the Private Placement.  The Company anticipates the closing of the Private Placement will occur immediately prior to the closing of the Merger.

The foregoing summary of the Merger Agreement and terms of the Commitment Letters and the warrants are qualified in their entirety by reference to the full text of the Merger Agreement and the form of Commitment Letter, which are attached as Exhibit 2.1 and Exhibit 10.1, respectively, to the Current Report on Form 8-K filed with the SEC on July 3, 2013, and are incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations (“MD&A”) is intended to assist a reader in understanding the consolidated financial condition and results of operations of the Company for the periods presented. The information contained in this section should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements and the other sections contained herein. References to the Company and the Bank throughout MD&A are made using the first person notations of “we”, “us” or “our”.

The Bank is a federally chartered stock savings and loan association that was formed in 1934. As of June 30, 2013, the Bank conducted business from its home office, one limited service office, twelve full service branch offices located in a five county area in Arkansas (comprised of Benton and Washington counties in Northwest Arkansas; Boone, Marion and Baxter counties in North-central Arkansas) and a loan production office located in Little Rock, Arkansas. The Company also has executive offices in Little Rock, Arkansas. The Bank sold its Berryville, Arkansas branch in June 2013 and plans to close its Rogers Elm Street branch in August 2013 and has entered into an agreement to sell its Farmington, Arkansas branch, which is estimated to close in the third quarter of 2013. The branch sales and closure are part of the Bank’s overall strategy to improve operational efficiency and to support its expansion into other areas of the state.

The Bank is a community-oriented financial institution offering a wide range of retail and commercial deposit accounts, including noninterest-bearing and interest-bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts. Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. Other financial services include automated teller machines; 24-hour telephone banking; online banking, including account access, e-statements, and bill payment; mobile banking, including remote deposit capture and funds transfer; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

OVERVIEW

The Company’s net income was $84,000 and $387,000 for the three and six months ended June 30, 2013, respectively, compared to net income of $709,000 and $901,000 for the same periods in 2012, respectively. The primary reason for the decrease in net income during each comparative period was a decrease in gains on sales of investment securities. The decrease in net income for each of the comparative periods was also due to decreases in net interest income and deposit fee income, partially offset by decreases in operating expenses.

The Bank continued to reduce its level of nonperforming assets during the first half of 2013. Total nonperforming assets at June 30, 2013, including nonaccrual loans and real estate owned, totaled $25.7 million, or 4.98% of total assets, a reduction of $9.8 million compared to December 31, 2012, and a reduction of $21.4 million compared to June 30, 2012. The Bank also reduced its level of classified loans to $18.3 million at June 30, 2013 compared to $34.5 million at December 31, 2012 and $38.0 million at June 30, 2012.

While the Bank is continuing its focus on reducing nonperforming assets, it is equally focused on improving its operational performance through improving its net interest margin, increasing noninterest income, and controlling noninterest expense.

MERGER AGREEMENT

On July 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First National Security Company (“FNSC”) of Hot Springs, Arkansas, pursuant to which FNSC will merge with and into the Company (the “Merger”). Pursuant to the Merger Agreement, shareholders of FNSC will receive, in the aggregate, 6,252,400 shares of Company common stock and $74 million in cash in exchange for their shares of FNSC common stock. Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by Company and FNSC shareholders, the receipt of all required governmental regulatory approvals, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, effectiveness of the registration statement to be filed by the Company with the SEC to register shares of Company common stock to be offered to FNSC shareholders, FNSC’s receipt of a tax opinion, and the absence of any injunctions or other legal restraints.

The Merger Agreement contains termination rights which may be exercised by the Company or FNSC in specific circumstances, such as the following: a required regulatory approval has been denied by final, non-appealable action of a governmental entity; the parties are unable to complete the Merger by March 31, 2014; the other party has committed a breach of a representation, warranty or covenant which would prevent a closing condition from being satisfied and the breach is not or cannot be cured within 30 days; or the other party’s board of directors has withdrawn or modified its recommendation of the Merger to its shareholders. If the Merger Agreement is terminated under certain circumstances and either party closes a “superior competing transaction” by March 31, 2015, such party will pay the other party a termination fee of $3 million.

Also on July 1, 2013, an independent special committee of the Board of Directors of the Company authorized management of the Company to (i) sell up to 2,531,645 shares of Company common stock at a price per share equal to $7.90 (the closing price of the Company’s common stock on June 28, 2013) in a private placement to certain accredited investors that have pre-existing relationships with the Company, including Bear State Financial Holdings, LLC (“Bear State”) and certain members of Bear State (the “Private Placement”) and (ii) enter into commitment letter agreements (each a “Commitment Letter”) with five members of Bear State (the “Investors”), which Investors include Richard N. Massey, the Company’s Chairman, and Scott T. Ford, a director of the Company, whereby each Investor agreed to “backstop” a portion of the Private Placement and agreed to purchase up to 506,329 shares of Company common stock in the event the Company is unable to cause the Private Placement to be fully subscribed or is otherwise unable to raise sufficient funds from other sources.  The Company anticipates that the proceeds from the Private Placement will be applied to the cash portion of the Merger consideration to be paid by the Company in the Merger.  In exchange for providing a Commitment Letter, each Investor was issued warrants to purchase 35,443 shares of common stock on the same terms as in the Private Placement.  The Investors will be entitled to customary registration rights with respect to the shares of common stock to be issued pursuant to the Commitment Letters as well as the shares of common stock underlying the warrants. On July 12, 2013, the Company approached Bear State and inquired as to Bear State’s interest in participating in the Private Placement.  In the event that Bear State agrees to purchase less than the full 2,531,645 shares in the Private Placement, the Company intends to utilize the commitments of the Investors to backstop the Private Placement.  The Company anticipates the closing of the Private Placement will occur immediately prior to the closing of the Merger.

The foregoing summary of the Merger Agreement and terms of the Commitment Letters and the warrants are qualified in their entirety by reference to the full text of the Merger Agreement and the form of Commitment Letter, which are attached as Exhibit 2.1 and Exhibit 10.1, respectively, to the Current Report on Form 8-K filed with the SEC on July 3, 2013, and are incorporated herein by reference.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Net Income. Net income decreased to $84,000 for the three months ended June 30, 2013 compared to $709,000 for the three months ended June 30, 2012. Net income decreased to $387,000 for the six months ended June 30, 2013 compared to $901,000 for the six months ended June 30, 2012.

The primary reason for the decrease in net income during each comparative period was a decrease in gains on sales of investment securities. The decrease in net income for each of the comparative periods was also due to decreases in net interest income and deposit fee income, partially offset by decreases in operating expenses.

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income for the second quarter of 2013 was $3.6 million compared to $3.9 million for the same period in 2012. Net interest income for the six months ended June 30, 2013 was $7.3 million compared to $7.8 million for the same period in 2012. The decrease in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for the second quarter of 2013 was $4.5 million compared to $5.0 million for the same period in 2012. Interest income for the six months ended June 30, 2013 was $9.0 million compared to $10.2 million for the same period in 2012. The decrease in interest income for the three and six months ended June 30, 2013 compared to comparable periods in 2012 was primarily related to a decrease in yields earned on loans receivable and, to a lesser degree, a decrease in the average balance of investment securities. The decrease in yields earned on loans receivable is due to origination during the period of high quality loans with average market rates lower than the weighted average rate of the Bank’s portfolio in the same period last year. The average balance of investment securities decreased due to calls and maturities of investment securities.

Interest Expense.   Interest expense for the second quarter of 2013 was $830,000 compared to $1.1 million for the same period in 2012. Interest expense for the six months ended June 30, 2013 was $1.7 million compared to $2.4 million for the same period in 2012. The decrease in interest expense for the three and six months ended June 30, 2013 compared to comparable periods in 2012 was primarily due to a decrease in the average rates paid on deposit accounts and, to a lesser degree, decreases in the average balances of deposits and borrowings. The decrease in the average rates paid on deposit accounts reflects decreases in market interest rates and Bank management’s pricing of its deposits at such levels to maintain deposit balances commensurate with its overall balance sheet management and liquidity position.

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

	Three Months Ended June 30,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$17	$(468)	$(1)	$(452)
Investment securities	(61)	8	(1)	(54)
Other interest-earning assets	(7)	(8)	1	(14)
Total interest-earning assets	(51)	(468)	(1)	(520)

Interest expense:
Deposits	(41)	(247)	8	(280)
Other borrowings	(16)	(3)	2	(17)
Total interest-bearing liabilities	(57)	(250)	10	(297)
Net change in net interest income	$6	$(218)	$(11)	$(223)

	Six Months Ended June 30,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(13)	$(1,001)	$2	$(1,012)
Investment securities	(122)	(14)	2	(134)
Other interest-earning assets	(33)	33	(4)	(4)
Total interest-earning assets	(168)	(982)	--	(1,150)

Interest expense:
Deposits	(119)	(564)	28	(655)
Other borrowings	(34)	(7)	4	(37)
Total interest-bearing liabilities	(153)	(571)	32	(692)
Net change in net interest income	$(15)	$(411)	$(32)	$(458)

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

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$351,591	$3,970	4.54%	$350,249	$4,422	5.08%
Investment securities(2)	50,225	349	2.80	59,143	403	2.74
Other interest-earning assets	86,287	138	0.64	90,181	152	0.67
Total interest-earning assets	488,103	4,457	3.67	499,573	4,977	4.01
Noninterest-earning assets	51,625			61,258
Total assets	$539,728			$560,831
Interest-bearing liabilities:
Deposits	$462,973	817	0.71	$481,077	1,097	0.92
Other borrowings	2,862	13	1.77	6,251	30	1.95
Total interest-bearing liabilities	465,835	830	0.72	487,328	1,127	0.93
Noninterest-bearing liabilities	2,146			3,750
Total liabilities	467,981			491,078
Stockholders' equity	71,747			69,753
Total liabilities and stockholders' equity	$539,728			$560,831

Net interest income		$3,627			$3,850
Net earning assets	$22,268			$12,245
Interest rate spread			2.95%			3.08%
Net interest margin			2.98%			3.09%
Ratio of interest-earning assets to Interest-bearing liabilities			104.78%			102.51%

(1)	Includes nonaccrual loans.
(2)	Includes FHLB of Dallas stock.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$354,072	$8,051	4.59%	$354,574	$9,063	5.14%
Investment securities(2)	51,311	716	2.81	59,892	850	2.85
Other interest-earning assets	79,896	271	0.68	90,714	275	0.61
Total interest-earning assets	485,279	9,038	3.76	505,180	10,188	4.05
Noninterest-earning assets	51,983			60,420
Total assets	$537,262			$565,600
Interest-bearing liabilities:
Deposits	$460,823	1,663	0.73	$485,735	2,318	0.96
Other borrowings	2,966	26	1.77	6,407	63	1.98
Total interest-bearing liabilities	463,789	1,689	0.74	492,142	2,381	0.97
Noninterest-bearing liabilities	2,468			3,978
Total liabilities	466,257			496,120
Stockholders' equity	71,005			69,480
Total liabilities and stockholders' equity	$537,262			$565,600

Net interest income		$7,349			$7,807
Net earning assets	$21,490			$13,038
Interest rate spread			3.02%			3.08%
Net interest margin			3.05%			3.10%
Ratio of interest-earning assets to Interest-bearing liabilities			104.63%			102.65%

(1)	Includes nonaccrual loans.
(2)	Includes FHLB of Dallas stock.

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

Management determined that no provision for loan losses was required for the three or six months ended June 30, 2013, primarily due to decreases in nonperforming and classified loans and continued improvement in the Bank’s loan portfolio. The ALLL as a percentage of loans receivable was 3.8% at June 30, 2013, compared to 4.4% at December 31, 2012. The ALLL as a percentage of classified loans was 72.5% at June 30, 2013, compared to 45.4% at December 31, 2012. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $1.3 million for the second quarter of 2013 decreased from $2.0 million for the second quarter of 2012. Total noninterest income of $2.6 million for the six months ended June 30, 2013 decreased from $3.7 million for the same period in 2012. These decreases were primarily due to a decrease in gains on sales of investment securities and a decrease in deposit fee income, primarily due to a decrease in insufficient funds fee revenue.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, real estate owned expense, and other operating expense. Total noninterest expense decreased $258,000 or 5% during the second quarter of 2013 compared to the second quarter of 2012. Total noninterest expense decreased $1.0 million or 10% during the six months ended June 30, 2013 compared to the same period in 2012. The variances in certain noninterest expense items are further explained in the following paragraphs, with the aggregate expense decrease being primarily related to the decrease in nonperforming assets and improvements in the Bank’s operational efficiency and overall staffing levels.

Real estate owned, net. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Loss provisions	$33	$280	$(247)	$176	$308	$(132)
Net gain on sales	(43)	(726)	683	(374)	(792)	418
Rental income	(26)	(151)	125	(63)	(410)	347
Taxes and insurance	25	132	(107)	93	295	(202)
Other	56	207	(151)	117	307	(190)
Total	$45	$(258)	$303	$(51)	$(292)	$241

The decreases in gains on sales of REO and rental income as well as the decreases in loss provisions and REO expenses are due to decreases in the REO balances. Real estate owned expenses such as taxes, insurance and maintenance as well as rental income are expected to continue to decline as the size of the REO portfolio continues to decline. Future levels of loss provisions and net gains or losses on sales of real estate owned will depend on market conditions.

FDIC Insurance Premium. The Bank’s FDIC insurance premium decreased $121,000 for the three months ended June 30, 2013 compared to the same period in 2012 and decreased $248,000 for the six months ended June 30, 2013 compared to the same period in 2012 due to decreases in the assessment rate and the assessment base. The base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.  The assessment rate declined due to improvements in the Bank’s performance and financial condition.

Data Processing. The decrease in data processing expense of $390,000 in the second quarter of 2013 and the decrease of $530,000 for the six months ended June 30, 2013 compared to the same respective periods in 2012 was primarily related to lower overall processing costs as a result of the Bank’s conversion of its operational software during the second quarter of 2012, as well as one-time costs of approximately $550,000 incurred during the six months ended June 30, 2012.

Professional Fees. Professional fees decreased $41,000 or 21% for the quarter ended June 30, 2013 compared to the same period in 2012 and decreased $180,000 or 31% for the six months ended June 30, 2013 compared to the same periods in 2012, primarily due to a decrease in audit fees and a decrease in loan-related legal fees.

Income Taxes. The Company had no taxable income for the three or six months ended June 30, 2013 or 2012 and recorded a valuation allowance for the full amount of its net deferred tax asset as of June 30, 2013 and December 31, 2012, respectively.

LENDING ACTIVITIES

Loans Receivable. Changes in loan composition between June 30, 2013 and December 31, 2012, are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase
	2013	2012	(Decrease)	% Change

One- to four-family residential	$139,137	$157,936	$(18,799)	(11.9)%
Multifamily residential	19,775	20,790	(1,015)	(4.9)
Nonfarm nonresidential	150,942	138,014	12,928	9.4
Construction and land development	14,243	14,551	(308)	(2.1)
Total real estate loans	324,097	331,291	(7,194)	(2.2)

Commercial	15,912	16,083	(171)	(1.1)

Consumer	4,996	5,818	(822)	(14.1)

Total loans receivable	345,005	353,192	(8,187)	(2.3)
Unearned discounts and net deferred loan costs	(125)	(188)	63	(33.5)
Allowance for loan and lease losses	(13,249)	(15,676)	2,427	(15.5)

Loans receivable, net	$331,631	$337,328	$(5,697)	(1.7)%

Total loans receivable decreased $8.2 million to $345.0 million at June 30, 2013, compared to $353.2 million at December 31, 2012. The decrease in loans was primarily due to the sale of $14.7 million of classified loans in the second quarter of 2013.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated (dollars in thousands).

	June 30, 2013		December 31, 2012
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$5,849	1.13%	$7,027	1.32%	$(1,178)
Multifamily residential	--	--	--	--	--
Nonfarm nonresidential	4,358	0.84%	7,236	1.37%	(2,878)
Construction and land development	3,481	0.67%	4,133	0.77%	(652)
Commercial	28	0.01%	402	0.08%	(374)
Consumer	11	0.01%	26	0.01%	(15)

Total nonaccrual loans	13,727	2.66%	18,824	3.55%	(5,097)

Accruing loans 90 days or more past due	--	--	--	--	--

Real estate owned	11,967	2.32%	16,658	3.14%	(4,691)

Total nonperforming assets	25,694	4.98%	35,482	6.69%	(9,788)
Performing restructured loans	270	0.05%	5,816	1.10%	(5,546)

Total nonperforming assets and performing restructured loans (1)	$25,964	5.03%	$41,298	7.79%	$(15,334)

(1)	The table does not include substandard loans which were judged not to be impaired totaling $4.5 million and $12.1 million at June 30, 2013 and December 31, 2012, respectively.
(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	June 30, 2013		December 31, 2012		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$1,767	12.9%	$2,347	12.5%	$(580)	0.4%
Over 90 days past due	7,035	51.2	9,913	52.7	(2,878)	(1.5)
30-89 days past due	--	--	1,311	7.0	(1,311)	(7.0)
Not past due	4,925	35.9	5,253	27.8	(328)	8.1
	$13,727	100.0%	$18,824	100.0%	$(5,097)	--

The following table presents nonaccrual loan activity for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Balance of nonaccrual loans—beginning of period	$18,824	$33,954
Loans added to nonaccrual status	1,663	7,717
Net cash payments	(3,644)	(5,948)
Loans returned to accrual status	(296)	(4,801)
Charge-offs to the ALLL	(1,597)	(3,478)
Transfers to REO	(1,223)	(5,501)

Balance of nonaccrual loans—end of period	$13,727	$21,943

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2012 and June 30, 2013 are presented in the following table (dollars in thousands).

	December 31, 2012	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	June 30, 2013
One- to four-family residential	$2,586	$825	$(61)	$(1,724)	$57	$1,683
Land	6,583	108	(120)	(1,915)	313	4,969
Nonfarm nonresidential	7,489	303	(38)	(2,443)	4	5,315
Total	$16,658	$1,236	$(219)	$(6,082)	$374	$11,967

(1)	Net sales proceeds include $773,000 of loans made by the Bank to finance certain sales of real estate owned.

Classified Assets. Federal regulations require that each insured savings association risk rate its assets on a regular basis. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of June 30, 2013 and December 31, 2012, the Bank did not have any assets classified as doubtful or loss.  The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Nonaccrual loans	$13,727	$18,824	$21,943
Accruing classified loans	4,543	15,696	16,098
Classified loans	18,270	34,520	38,041
Real estate owned	11,967	16,658	25,168

Total classified assets	$30,237	$51,178	$63,209
Texas Ratio (1)	30.9%	42.7%	55.8%
Classified Assets Ratio (2)	36.3%	61.6%	74.8%

(1)	Defined as the ratio of nonaccrual loans and real estate owned to Tier 1 capital plus the allowance for loan and lease losses.
(2)	Defined as the ratio of total classified assets to Tier 1 capital plus the allowance for loan and lease losses.

Classified loans decreased $16.3 million from December 31, 2012 to June 30, 2013, primarily due to the sale of $14.7 million of classified loans during the second quarter of 2013.

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

The ALLL consists of general and allocated (also referred to as specific) loan loss components. For loans that are determined to be impaired that are troubled debt restructurings (“TDRs”) and impaired loans where the relationship totals $250,000 or more, a specific loan loss allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than its carrying value. The general loan loss allowance covers loans that are not impaired and impaired relationships under $250,000 and is based on historical loss experience adjusted for qualitative factors.

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

The Company considers its ALLL of approximately $13.2 million to be adequate to cover losses inherent in its loan portfolio as of June 30, 2013. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the allowance could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities available for sale (dollars in thousands).

	June 30, 2013	December 31, 2012	Increase (Decrease)

Municipal securities	$40,245	$45,393	$(5,148)
Corporate debt securities	7,975	7,932	43
Total	$48,220	$53,325	$(5,105)

Municipal securities decreased due to calls and maturities. The overall yield of the investment portfolio was 2.69% as of June 30, 2013 compared to 2.85% at December 31, 2012.

DEPOSITS

Changes in the composition of deposits between June 30, 2013 and December 31, 2012, are presented in the following table (dollars in thousands).

	June 30, 2013	December 31, 2012	Increase (Decrease)	% Change

Checking accounts	$132,264	$131,826	$438	0.3%
Money market accounts	39,597	40,818	(1,221)	(3.0)
Savings accounts	31,627	30,664	963	3.1
Certificates of deposit	238,405	251,743	(13,338)	(5.3)

Total deposits	$441,893	$455,051	$(13,158)	(2.9)%

Deposits include $4.7 million of deposits held for sale in connection with the probable sale of our Farmington branch location, including $2.7 million of checking accounts, $1.2 million of money market accounts, and $0.8 million of savings accounts. Overall deposits decreased in the comparison period primarily due to the sale of $17.9 million of deposits in connection with the sale of the Bank’s Berryville branch on June 21, 2013. The Bank reduced the cost of its certificate of deposit accounts with the weighted average cost of funds decreasing from 1.32% at December 31, 2012 to 1.14% at June 30, 2013. The Bank manages the pricing of its deposits to maintain deposit balances commensurate with its overall balance sheet management and liquidity position. The overall cost of deposit funds decreased from 0.83% at December 31, 2012 to 0.71% at June 30, 2013.

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

In the normal course of business, the Company makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

■	the origination, purchase or sale of loans;
■	the fulfillment of commitments under letters of credit, extensions of credit on home equity lines of credit, construction loans, and under predetermined overdraft protection limits; and

The funding period for construction loans is generally six to eighteen months and commitments to originate mortgage loans are generally outstanding for 60 days or less.

At June 30, 2013, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At June 30, 2013, the Company had no interests in non-consolidated special purpose entities.

At June 30, 2013, commitments included:

■	total approved loan origination commitments outstanding amounting to $29.2 million, including approximately $1.0 million of loans committed to sell;
■	rate lock agreements with customers of $6.0 million, all of which have been locked with an investor;
■	funded mortgage loans committed to sell of $3.4 million;
■	unadvanced portion of construction loans of $2.8 million;
■	unused lines of credit of $8.0 million;
■	outstanding standby letters of credit of $690,000; and
■	total predetermined overdraft protection limits of $8.6 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $6.0 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at June 30, 2013.

Historically, a small percentage of predetermined overdraft limits have been used. At June 30, 2013, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.28% of the limit.

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

The Bank uses qualifying loans as collateral for FHLB advances. The FHLB retains custody and endorsement of the loans that collateralize the Bank’s outstanding borrowings with the FHLB.  The FHLB currently allows an aggregate lendable value on qualifying loans (as defined) of approximately 90% of the outstanding balance of the loans pledged to the FHLB. During the six months ended June 30, 2013, FHLB borrowings decreased by $2.1 million, or 68%, from FHLB borrowings at December 31, 2012. At June 30, 2013, the Bank’s additional borrowing capacity with FHLB was $49.0 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a lendable value of $50.0 million less outstanding advances at June 30, 2013 of $1.0 million. Outstanding borrowings with the FHLB are reported as “Other Borrowings” in the Company’s Condensed Consolidated Statements of Financial Condition.

The Bank uses qualifying investment securities and qualifying commercial real estate loans as collateral for the discount window. The FRB will permit only certain commercial real estate loans to be pledged as collateral for the discount window. At June 30, 2013, the Bank pledged qualifying commercial real estate loans with a collateral value of approximately $7.0 million, or 81% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged. In addition, at June 30, 2013, the Bank pledged qualifying investment securities with a collateral value of approximately $7.6 million and a carrying value of approximately $8.0 million for access to the discount window. No FRB borrowings were outstanding at June 30, 2013.

At June 30, 2013, the Bank’s liquidity ratio was 24.3% which represents liquid assets as a percentage of deposits and borrowings. As of the same date, the Bank’s adjusted liquidity ratio was 37.5%, which includes liquid assets plus borrowing capacity at the FHLB and FRB as a percentage of deposits and borrowings. The Bank anticipates that it will continue to rely primarily on deposits, calls and maturities of investment securities, loan repayments, and funds provided from operations to provide liquidity. As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities.

The Bank’s liquidity risk management program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs. The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the Board of Directors. The program also contains a Contingency Funding Plan that forecasts funding needs and sources under different stress scenarios. The Contingency Funding Plan approved by the Board of Directors is designed to respond to an overall decline in the economic environment, the banking industry or a problem specific to the Bank. A number of different contingency funding conditions may arise which may result in strains or expectation of strains in the Bank’s normal funding activities including customer reaction to negative news of the banking industry, in general, or the Bank, specifically. As a result of negative news, some depositors may reduce the amount of deposits held at the Bank if concerns persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s liquidity, funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that activities of the FRB and the United States Department of the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, and stock price.

Since the Company is a holding company and does not conduct independent operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources. The Company funds its expenses from cash deposits maintained in the Bank, which amounted to $1.2 million at June 30, 2013.

At June 30, 2013, the Bank's core and risk-based capital ratios amounted to 13.57% and 20.82%, respectively, compared to regulatory capital adequacy standards of 4% and 8%. However, the Bank has agreed with the OCC to maintain a Tier 1 (core) capital ratio of 8% and a total risk-based capital ratio of 12%.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. As used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements.

The statements presented herein with respect to, among other things, the Company’s plans, objectives, expectations and intentions, including our pending merger with FNSC and the anticipated timing of and impact on the Company of such acquisition, anticipated changes in non-interest expenses in future periods (including changes as a result of the pending merger with FNSC), changes in earnings, continued increases in net interest income, hiring and acquisition possibilities, our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, asset, balance sheet and earnings growth, growth in new and existing customer relationships, potential increases in certain components of non-interest income, sale of existing other real estate owned and anticipated gains from such sales, expected losses on and our intentions with respect to our investment securities, the amount of potential problem loans, and financial and other goals and plans are forward looking.

Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions, including those risk factors described in Part I, Item 1A. of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2013 and in Part II, Item 1A. hereof. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company cautions readers not to place undue reliance on any forward-looking statements. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause actual results for the remainder of fiscal 2013 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us and could negatively affect the Company’s operating and stock performance.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.      Legal Proceedings

Neither the Company nor the Bank is a party to or involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.      Risk Factors

Our operations involve various risks that could have adverse consequences, including those described below and in Part I, Item 1A. of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2013.

The management of the Company may be required to dedicate significant time and effort to the merger with FNSC and the integration of FNSC into the Company, all of which may divert their attention from other business concerns of and their responsibility to the Company.

The Merger will cause the management of the Company to focus a portion of its time and energies on matters related to the Merger that otherwise would be directed to the business and operations of the Company. Any significant diversion of management’s attention could affect the Company’s ability to service existing business and develop new business and adversely affect the earnings of the Company.

If the Merger is not completed, the Company’s business may be adversely affected.

The Merger Agreement may be terminated prior to the closing, before or after approval by FNSC and/or Company shareholders, for various reasons, which could have negative consequences for the Company. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect an assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances involving consummation of a competing transaction, the Company may be required to pay FNSC a termination fee of $3,000,000.

Combining the Company and FNSC may be more difficult, costly or time-consuming than expected, and failure to do so quickly and efficiently could reduce the Company’s profitability, affect its stock price and either delay or prevent realization of many of the potential benefits of the Merger.

The success of the Company following the Merger may depend in large part on the ability to integrate the two businesses, and cultures. If the Company and FNSC are not able to integrate their operations efficiently and timely, the expected benefits of the Merger may not be realized. It is possible that the integration process following completion of the Merger could result in the loss of key employees, disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect the combined company’s ability to maintain relationships with the Company’s or FNSC’s existing customers and employees or to achieve the anticipated benefits of the Merger. As with any merger of banking institutions, there also may be business disruptions that cause the Company and FNSC to lose customers. Following the Merger, the Company may be required to spend additional time and money on operating compatibility, which could otherwise be spent on developing the Company’s business. If the Company and FNSC do not integrate operations effectively or efficiently, it could harm the Company’s business, financial condition and results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any securities during the second quarter of 2013.

Item 6.     Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	July 31, 2013	By:	/s/ Christopher M. Wewers
Christopher M. Wewers
Chief Executive Officer

Date:	July 31, 2013	By:	/s/ Sherri R. Billings
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