Form 10-Q
period 2013-09-30
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2013-10-31
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 24, 2013, there were issued and outstanding 20,041,497 shares of the Registrant's Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

TABLE OF CONTENTS

		Page

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012 (unaudited)	1

	Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

Part II.	Other Information

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6.	Exhibits	40

Signatures

Exhibit Index

Part I. Financial Information

Item 1. Financial Statements

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

ASSETS	September 30, 2013	December 31, 2012

Cash and cash equivalents	$23,435	$42,607
Interest-bearing time deposits in banks	25,111	29,592
Investment securities available for sale	73,335	53,325
Federal Home Loan Bank stock—at cost	259	375
Loans receivable, net of allowance of $13,078 and $15,676, respectively	348,819	337,328
Loans held for sale	3,963	4,435
Accrued interest receivable	1,505	1,501
Real estate owned - net	9,835	16,658
Office properties and equipment - net	18,940	20,634
Cash surrender value of life insurance	23,606	23,003
Prepaid expenses and other assets	933	937

TOTAL	$529,741	$530,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$455,456	$455,051
Other borrowings	968	3,109
Advance payments by borrowers for taxes and insurance	501	676
Other liabilities	1,330	1,899

Total liabilities	458,255	460,735

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value—5,000,000 shares authorized; none issued at September 30, 2013 and December 31, 2012	--	--
Common stock, $.01 par value—30,000,000 shares authorized; 20,041,497 and 19,302,603 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	200	193
Additional paid-in capital	92,666	90,719
Accumulated other comprehensive income	105	763
Accumulated deficit	(21,485)	(22,015)

Total stockholders’ equity	71,486	69,660

TOTAL	$529,741	$530,395

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
INTEREST INCOME:
Loans receivable	$4,033	$4,318	$12,084	$13,381
Investment securities:
Taxable	146	64	256	336
Nontaxable	290	323	896	901
Other	110	135	381	409
Total interest income	4,579	4,840	13,617	15,027

INTEREST EXPENSE:
Deposits	814	1,046	2,477	3,363
Other borrowings	11	23	37	86

Total interest expense	825	1,069	2,514	3,449

NET INTEREST INCOME	3,754	3,771	11,103	11,578

PROVISION FOR LOAN LOSSES	--	--	--	22

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,754	3,771	11,103	11,556

NONINTEREST INCOME:
Net gain on sale of investment securities	25	--	25	542
Deposit fee income	780	904	2,352	2,975
Earnings on life insurance policies	205	198	603	586
Gain on sale of loans	267	250	726	668
Other	142	97	307	369

Total noninterest income	1,419	1,449	4,013	5,140

NONINTEREST EXPENSES:
Salaries and employee benefits	2,884	2,681	8,365	8,265
Net occupancy expense	583	625	1,809	1,934
Real estate owned, net	133	118	82	(174)
FDIC insurance	139	286	480	875
Supervisory assessments	35	72	142	222
Data processing	376	395	1,108	1,658
Professional fees	108	158	518	748
Advertising and public relations	71	54	215	192
Postage and supplies	91	86	308	377
Other	599	392	1,548	1,346

Total noninterest expenses	5,019	4,867	14,575	15,443

INCOME BEFORE INCOME TAXES	154	353	541	1,253

INCOME TAX	11	--	11	--

NET INCOME	$143	$353	$530	$1,253

Basic earnings per common share	$0.01	$0.02	$0.03	$0.06

Diluted earnings per common share	$0.01	$0.02	$0.03	$0.06

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Unrealized holding gains (losses) arising during the period	$299	$236	$(633)	$494
Reclassification adjustments for gain included in net income	(25)	--	(25)	(542)
COMPREHENSIVE INCOME (LOSS)	$417	$589	$(128)	$1,205

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity
BALANCE – January 1, 2013	19,302,603	$193	$90,719	$763	$(22,015)	$69,660

Net income	--	--	--	--	530	530
Other comprehensive loss	--	--	--	(658)	--	(658)
Exercise of warrants	738,894	7	1,779	--	--	1,786
Stock compensation expense	--	--	168	--	--	168

BALANCE – September 30, 2013	20,041,497	$200	$92,666	$105	$(21,485)	$71,486

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

OPERATING ACTIVITIES:
Net income	$530	$1,253
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	--	22
Provision for real estate losses	577	585
Deferred tax provision	(621)	1,318
Deferred tax valuation allowance	621	(1,318)
Net (accretion) amortization of investment securities	(6)	19
Federal Home Loan Bank stock dividends	--	(2)
Gain on sale of fixed assets, net	(42)	(149)
Gain on sale of real estate owned, net	(690)	(1,135)
Gain on sale of investment securities, net	(25)	(542)
Originations of loans held for sale	(37,534)	(35,388)
Proceeds from sales of loans held for sale	38,732	33,605
Gain on sale of loans originated to sell	(726)	(668)
Depreciation	1,038	1,089
Amortization of deferred loan costs, net	83	56
Stock compensation	168	112
Earnings on life insurance policies	(603)	(586)
Changes in operating assets and liabilities:
Accrued interest receivable	(4)	(216)
Prepaid expenses and other assets	4	704
Other liabilities	(569)	(98)

Net cash provided by (used in) operating activities	933	(1,339)

INVESTING ACTIVITIES:
Purchases of interest-bearing time deposits in banks	--	(4,470)
Redemptions of interest-bearing time deposits in banks	4,481	1,743
Purchases of investment securities available for sale	(37,293)	(22,499)
Proceeds from sales of investment securities AFS	12,169	5,387
Proceeds from maturities/calls/paydowns of investment securities AFS	4,487	20,951
Redemption of FHLB stock	116	--
Loan originations, net of repayments	(33,278)	(11,270)
Loan participations purchased	(3,391)	(1,662)
Loans sold	23,938	--
Proceeds from sales of real estate owned	8,004	12,648
Other cash activity - real estate owned	89	(191)
Proceeds from sales of office properties and equipment	1,871	272
Purchases of office properties and equipment	(1,173)	(688)

Net cash (used in) provided by investing activities	(19,980)	221

                                                                                                                                                                                                                                                                                                                      (Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$22,097	$(32,515)
Sale of deposits in connection with branch sales	(21,692)	--
Repayment of advances from Federal Home Loan Bank	(2,141)	(3,505)
Net decrease in advance payments by borrowers for taxes and insurance	(175)	(281)
Proceeds from exercise of warrants	1,786	--

Net cash used in financing activities	(125)	(36,301)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(19,172)	(37,419)

CASH AND CASH EQUIVALENTS:
Beginning of period	42,607	79,799

End of period	$23,435	$42,380

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$2,506	$3,475

Income taxes	$11	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$1,972	$5,707

Sales of real estate owned financed by the Bank	$815	$1,378

Investment securities purchased—not settled	$--	$1,435

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

The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012, contained in the Company’s 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740): Income Taxes, which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

3.       PENDING ACQUISITION

On July 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First National Security Company (“FNSC”) of Hot Springs, Arkansas, pursuant to which FNSC will merge with and into the Company (the “Merger”). Pursuant to the Merger Agreement, shareholders of FNSC will receive, in the aggregate, 6,252,400 shares of Company common stock and $74 million in cash in exchange for their shares of FNSC common stock. The total transaction value will depend on the closing price of the Company’s stock on the closing date of the Merger. Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by Company and FNSC shareholders and the receipt of all required governmental regulatory approvals. Under the terms of the Merger Agreement, either party may terminate the Merger Agreement if the Merger is not completed by March 31, 2014.

In connection with the Merger, the Company will sell up to 2,531,645 shares of Company common stock at a price per share equal to $7.90 and issue warrants (the “Investor Warrants”) to purchase 177,215 shares of common stock on the same terms as in the Private Placement to its principal shareholder Bear State Financial Holdings, LLC (“Bear State”) and certain of its members (the “Investors”)(including Richard N. Massey, the Company’s Chairman, and Scott T. Ford, a director of the Company). The Investor Warrants were issued on August 13, 2013, have a five year term, and have an exercise price of $7.90 per share, which was the closing stock price for the Company’s common stock on June 28, 2013 and is the price of the Company’s common stock offered in the Private Placement. On August 23, 2013, the Company entered into a subscription agreement with Bear State for the purchase and sale of 2,291,593 shares of common stock. The Company also entered into a registration rights agreement with Bear State, which provided Bear State with customary registration rights with respect to the shares it has agreed to purchase in the Private Placement. The Company intends to utilize the commitments of the Investors to backstop the remaining 240,052 shares to be purchased in the Private Placement. The Company anticipates the closing of the Private Placement will occur immediately prior to the closing of the Merger.

As of June 30, 2013, FNSC conducted banking business from 32 locations across Garland, Howard, Scott, Saline, Pulaski, Montgomery, Polk, Pike, Sevier, Little River, Miller, Craighead and Mississippi counties in Arkansas and McCurtain County in Oklahoma, and had total assets of $936.5 million.

4.       INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following as of the dates indicated (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$43,616	$250	$(398)	$43,468
Mortgage-backed securities	29,614	281	(28)	29,867

Total	$73,230	$531	$(426)	$73,335

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$44,562	$849	$(18)	$45,393
Corporate debt securities	8,000	--	(68)	7,932

Total	$52,562	$849	$(86)	$53,325

The following tables summarize the gross unrealized losses and fair value of the Bank's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$17,842	$392	$259	$6	$18,101	$398
Mortgage-backed securities	2,822	28	--	--	2,822	28

Total	$20,664	$420	$259	$6	$20,923	$426

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$4,033	$18	$--	$--	$4,033	$18
Corporate debt securities	3,980	20	3,952	48	7,932	68

Total	$8,013	$38	$3,952	$48	$11,965	$86

On a quarterly basis, management conducts a formal review of securities for the presence of OTTI.  Management assesses whether an OTTI is present when the fair value of a security is less than its amortized cost basis at the balance sheet date.  For such securities, OTTI is considered to have occurred if the Bank intends to sell the security, if it is more likely than not the Bank will be required to sell the security before recovery of its amortized cost basis or if the present value of expected cash flows is not sufficient to recover the entire amortized cost.

The unrealized losses are primarily a result of increases in market yields since the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the unrealized losses are also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities nor is it more likely than not that the Bank will be required to sell the securities before the recovery of the remaining amortized cost.

The Bank has pledged investment securities available for sale with carrying values totaling approximately $1.6 million as of September 30, 2013 and December 31, 2012 as collateral for certain deposits in excess of $250,000. In addition, at December 31, 2012 the Bank pledged investment securities available for sale with carrying values totaling approximately $7.9 million, as collateral for the Federal Reserve Bank (“FRB”) primary discount window. There were no FRB borrowings outstanding at December 31, 2012.

The scheduled contractual maturities of debt securities at September 30, 2013 are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Amortized Cost	Fair Value	Weighted Average Rate

Within one year	$1,377	$1,382	2.79%
Due from one year to five years	12,667	12,691	2.29%
Due from five years to ten years	18,399	18,293	2.75%
Due after ten years	11,173	11,102	3.60%
	43,616	43,468	2.83%
Mortgage-backed securities	29,614	29,867	3.05%
Total	$73,230	$73,335	2.92%

As of September 30, 2013 and December 31, 2012, investments with amortized cost totaling approximately $35.8 million and $36.8 million, respectively, have call options held by the issuer, of which approximately $13.2 million and $9.2 million, respectively, are or were callable within one year.

Sales of investment securities available for sale are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012

Sales proceeds	$12,169	$5,387

Gross realized gains	$47	$542
Gross realized losses	(22)	--
Net gains on sales of investment securities	$25	$542

5.       LOANS RECEIVABLE

Loans receivable consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Real estate:
One- to four-family residential	$134,341	$157,936
Multifamily residential	25,641	20,790
Nonfarm nonresidential	161,434	138,014
Construction and land development	18,372	14,551
Commercial	17,414	16,083
Consumer	4,827	5,818
Total loans receivable	362,029	353,192
Unearned discounts and net deferred loan costs	(132)	(188)
Allowance for loan and lease losses	(13,078)	(15,676)

Loans receivable—net	$348,819	$337,328

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at September 30, 2013 and December 31, 2012 were $12.3 million and $8.7 million, respectively. Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, if applicable, disbursing payments to investors, and foreclosure processing. Servicing income for the three and nine months ended September 30, 2013 and 2012 was not material.

As of September 30, 2013 and December 31, 2012, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $53.9 million and $67.3 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas (“FHLB”) and were pledged for outstanding advances or available for future advances.

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

As of September 30, 2013 and December 31, 2012, qualifying loans collateralized by commercial real estate with balances of $8.4 million and $9.4 million, respectively, were pledged at the FRB and available for future borrowings. The Bank uses qualifying commercial real estate loans as collateral for the discount window. No FRB borrowings were outstanding at September 30, 2013 or December 31, 2012.

The following tables present age analyses of loans, including both accruing and nonaccrual loans, as of the dates indicated (in thousands):

September 30, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$694	$2,577	$131,070	$134,341
Multifamily residential	--	--	25,641	25,641
Nonfarm nonresidential	257	2,498	158,679	161,434
Construction and land development	300	2,524	15,548	18,372
Commercial	--	22	17,392	17,414
Consumer	18	4	4,805	4,827
Total	$1,269	$7,625	$353,135	$362,029

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$7,411	$3,982	$146,543	$157,936
Multifamily residential	3,459	--	17,331	20,790
Nonfarm nonresidential	--	4,523	133,491	138,014
Construction and land development	241	3,145	11,165	14,551
Commercial	341	402	15,340	16,083
Consumer	15	25	5,778	5,818
Total	$11,467	$12,077	$329,648	$353,192

There were no loans over 90 days past due and still accruing at September 30, 2013 or December 31, 2012. Restructured loans totaled $2.4 million and $9.2 million as of September 30, 2013 and December 31, 2012, respectively, with $2.2 million and $3.4 million of such restructured loans on nonaccrual status at September 30, 2013 and December 31, 2012, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

September 30, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$339	$2,577	$2,244	$5,160
Multifamily residential	--	--	--	--
Nonfarm nonresidential	257	2,498	1,740	4,495
Construction and land development	299	2,524	555	3,378
Commercial	--	22	4	26
Consumer	--	4	5	9
Total	$895	$7,625	$4,548	$13,068

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,070	$3,982	$1,975	$7,027
Multifamily residential	--	--	--	--
Nonfarm nonresidential	--	4,523	2,713	7,236
Construction and land development	241	3,145	747	4,133
Commercial	--	402	--	402
Consumer	1	25	--	26
Total	$1,312	$12,077	$5,435	$18,824

The following tables summarize information pertaining to impaired loans as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$1,688	$1,499	$265	$1,517	$1,424	$275
Multifamily residential	--	--	--	--	--	--
Nonfarm nonresidential	2,998	2,833	1,051	3,718	3,596	779
Construction and land development	2,034	1,679	674	921	737	130
Commercial	1	1	1	380	380	380
Consumer	5	5	5	5	5	1
	6,726	6,017	1,996	6,541	6,142	1,565

Impaired loans without a valuation allowance:
One- to four-family residential	4,607	3,928	--	7,283	6,718	--
Multifamily residential	--	--	--	3,459	3,459	--
Nonfarm nonresidential	1,791	1,662	--	4,992	4,876	--
Construction and land development	2,440	1,699	--	4,377	3,396	--
Commercial	53	25	--	22	22	--
Consumer	7	4	--	29	27	--
	8,898	7,318	--	20,162	18,498	--
Total impaired loans	$15,624	$13,335	$1,996	$26,703	$24,640	$1,565

	Three and Nine Months Ended September 30, 2013
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
Impaired loans with a valuation allowance:	(Three Months)	(Nine Months)	(Three Months)	(Nine Months)
One- to four-family residential	$2,115	$2,093	$2	$7
Multifamily residential	--	857	--	--
Nonfarm nonresidential	3,045	3,055	--	--
Construction and land development	1,977	1,592	--	--
Commercial	1	96	--	--
Consumer	5	5	--	--
	7,143	7,698	2	7

Impaired loans without a valuation allowance:
One- to four-family residential	3,659	4,693	--	--
Multifamily residential	--	865	--	--
Nonfarm nonresidential	1,382	2,714	--	--
Construction and land development	1,453	2,076	--	--
Commercial	26	24	--	--
Consumer	5	16	--	--
	6,525	10,388	--	--
Total impaired loans	$13,668	$18,086	$2	$7

Interest based on original terms			$478	$703

Interest income recognized on a cash basis on impaired loans			$--	$--

	Three and Nine Months Ended September 30, 2012
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
Impaired loans with a valuation allowance:	(Three Months)	(Nine Months)	(Three Months)	(Nine Months)
One- to four-family residential	$1,759	$2,774	$--	$--
Multifamily residential	--	564	--	--
Nonfarm nonresidential	3,117	2,987	--	40
Construction and land development	1,366	1,514	--	9
Commercial	190	95	--	--
Consumer	--	7	--	--
	6,432	7,941	--	49

Impaired loans without a valuation allowance:
One- to four-family residential	7,137	7,900	18	75
Multifamily residential	1,873	3,173	42	49
Nonfarm nonresidential	5,570	6,834	18	102
Construction and land development	5,327	3,784	--	89
Commercial	212	245	--	--
Consumer	58	55	--	1
	20,177	21,991	78	316
Total impaired loans	$26,609	$29,932	$78	$365

Interest based on original terms			$405	$1,212

Interest income recognized on a cash
basis on impaired loans			$--	$203

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

Substandard (Grade 7). Loans rated as substandard are inadequately protected by the current sound net worth and repayment capacity of the borrower or the collateral pledged, if any. These assets must have a well-defined weakness based on objective evidence and be characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

Based on analyses performed at September 30, 2013 and December 31, 2012, the risk categories of loans are as follows:

	September 30, 2013
	Pass	Special Mention	Substandard	Not Rated	Total
One- to four-family residential	$31,913	$2,571	$7,848	$92,009	$134,341
Multifamily residential	25,634	--	--	7	25,641
Nonfarm nonresidential	151,123	5,032	4,510	769	161,434
Construction and land development	11,191	386	4,087	2,708	18,372
Commercial	16,907	--	362	145	17,414
Consumer	161	--	14	4,652	4,827
Total	$236,929	$7,989	$16,821	$100,290	$362,029

	December 31, 2012
	Pass	Special Mention	Substandard	Not Rated	Total
One- to four-family residential	$30,216	$3,698	$12,993	$111,029	$157,936
Multifamily residential	16,695	--	4,078	17	20,790
Nonfarm nonresidential	117,604	7,445	12,045	920	138,014
Construction and land development	5,298	867	4,934	3,452	14,551
Commercial	15,127	340	425	191	16,083
Consumer	159	--	45	5,614	5,818
Total	$185,099	$12,350	$34,520	$121,223	$353,192

As of September 30, 2013 and December 31, 2012, the Bank did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of September 30, 2013 and December 31, 2012: (dollars in thousands)

September 30, 2013	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$267	8	$671	10	$938
Multifamily residential	--	--	--	--	--	--
Nonfarm nonresidential	--	--	3	568	3	568
Construction and land development	--	--	5	934	5	934
Consumer	--	--	1	5	1	5

Total	2	$267	17	$2,178	19	$2,445

December 31, 2012	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	12	$1,115	9	$1,461	21	$2,576
Multifamily residential	1	3,459	--	--	1	3,459
Nonfarm nonresidential	1	1,235	3	606	4	1,841
Construction and land development	--	--	6	1,315	6	1,315
Consumer	3	7	--	--	3	7

Total	17	$5,816	18	$3,382	35	$9,198

The Bank restructured one loan as a TDR during the three months ended September 30, 2013 in the amount of $111,000 and two loans in the nine months ended September 30, 2013 totaling $117,000. For the three and nine months ended September 30, 2012, there was one loan modified as a TDR with a balance after restructure of $172,000.

The Bank had no loans receivable for which a payment default occurred during the three or nine months ended September 30, 2013 or 2012 and that had been modified as a TDR within 12 months or less of the payment default.

6.       ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE OWNED LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30, 2013
	One- to Four Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$6,151	$580	$4,435	$1,213	$662	$208	$13,249
Provision charged to expense	(114)	458	(246)	112	(113)	(97)	--
Losses charged off	(280)	--	--	--	--	(32)	(312)
Recoveries	118	--	--	12	3	8	141
Balance, end of period	$5,875	$1,038	$4,189	$1,337	$552	$87	$13,078

	Nine Months Ended September 30, 2013
	One- to Four Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$5,099	$1,319	$6,949	$1,130	$956	$223	$15,676
Provision charged to expense	1,630	595	(2,251)	203	(101)	(76)	--
Losses charged off	(1,026)	(876)	(1,009)	(115)	(380)	(107)	(3,513)
Recoveries	172	--	500	119	77	47	915
Balance, end of period	$5,875	$1,038	$4,189	$1,337	$552	$87	$13,078

	Three Months Ended September 30, 2012
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$6,633	$886	$7,688	$1,584	$313	$160	$17,264
Provision charged to expense	400	341	(734)	(294)	148	139	--
Losses charged off	(347)	--	(293)	(269)	--	(79)	(988)
Recoveries	143	--	8	(22)	8	19	156
Balance, end of period	$6,829	$1,227	$6,669	$999	$469	$239	$16,432

	Nine Months Ended September 30, 2012
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$6,999	$2,654	$7,316	$2,651	$972	$226	$20,818
Provision charged to expense	1,014	(447)	1,856	(2,045)	(540)	184	22
Losses charged off	(1,393)	(997)	(2,510)	(327)	--	(233)	(5,460)
Recoveries	209	17	7	720	37	62	1,052
Balance, end of period	$6,829	$1,227	$6,669	$999	$469	$239	$16,432

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$265	$--	$1,051	$674	$1	$5	$1,996
Collectively evaluated for impairment	5,610	1,038	3,138	663	551	82	11,082
Ending balance	$5,875	$1,038	$4,189	$1,337	$552	$87	$13,078

Loan balances:
Individually evaluated for impairment	$5,427	$--	$4,495	$3,378	$26	$9	$13,335
Collectively evaluated for impairment	128,914	25,641	156,939	14,994	17,388	4,818	348,694
Ending balance	$134,341	$25,641	$161,434	$18,372	$17,414	$4,827	$362,029

	December 31, 2012
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$275	$--	$778	$130	$380	$2	$1,565
Collectively evaluated for impairment	4,824	1,319	6,171	1,000	576	221	14,111
Ending balance	$5,099	$1,319	$6,949	$1,130	$956	$223	$15,676

Loan balances:
Individually evaluated for impairment	$8,142	$3,459	$8,472	$4,133	$402	$32	$24,640
Collectively evaluated for impairment	149,794	17,331	129,542	10,418	15,681	5,786	328,552
Ending balance	$157,936	$20,790	$138,014	$14,551	$16,083	$5,818	$353,192

A summary of the activity in the allowance for losses on real estate owned is as follows for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Balance—beginning of period	$9,406	$19,649	$14,877	$20,934

Provisions for estimated losses	358	277	577	585
Recoveries	--	--	--	--
Losses charged off	(111)	(2,045)	(5,801)	(3,638)

Balance—end of period	$9,653	$17,881	$9,653	$17,881

7.       STOCK BASED COMPENSATION

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

A summary of the stock option activity in the Company’s 2011 Plan for the nine months ended September 30, 2013, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2013	223,500	$6.65
Granted	--	$--
Forfeited	(6,000)	$6.57

Outstanding—September 30, 2013	217,500	$6.66

The weighted average remaining contractual life of the outstanding options was 5.2 years and the aggregate intrinsic value of the options was approximately $586,000 at September 30, 2013. None of the outstanding options are vested.

As of September 30, 2013, there was $492,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 3.3 years. Compensation expense attributable to option awards totaled approximately $37,000 and $110,000 for the three and nine months ended September 30, 2013, respectively and $32,000 and $111,000 for the three and nine months ended September 30, 2012, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to seven years.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2013	--	$--
Granted	65,500	$8.97
Forfeited	--	$--

Outstanding—September 30, 2013	65,500	$8.97

As of September 30, 2013, there was $528,000 of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 4.4 years. None of the RSUs are vested. Compensation expense attributable to awards of RSUs totaled approximately $36,000 and $58,000 for the three and nine months ended September 30, 2013. There were no RSU awards outstanding in 2012, therefore there was no compensation expense recorded during 2012.

8.       EARNINGS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	20,013,343	19,302,603	19,779,684	19,302,603
Effect of dilutive securities	897,619	1,375,467	1,065,424	1,233,575
Diluted weighted average shares outstanding	20,910,962	20,678,070	20,845,108	20,536,178

The calculation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 excluded antidilutive stock options totaling approximately 7,000 and 8,000 shares, respectively.

9.       FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2013 and December 31, 2012, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, London Interbank Offered Rate (“LIBOR”) yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include mortgage-backed securities, corporate debt securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended September 30, 2013 or December 31, 2012.

The following table presents major categories of assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Available for sale investment securities:
Municipal securities	$43,468	$--	$43,468	$--
Mortgage-backed securities	29,867	--	29,867	--
Total	$73,335	$--	$73,335	$--

December 31, 2012
Available for sale investment securities:
Municipal securities	$45,393	$--	$45,393	$--
Corporate debt securities	7,932	--	7,932	--
Total	$53,325	$--	$53,325	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at September 30, 2013 and December 31, 2012 are secured by real estate.  These impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated primarily through appraisals, internal valuations, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   Fair value adjustments are made by specific allocations to the ALLL or charge-offs to the ALLL.

Real Estate Owned, net

Real estate owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, internal valuations, real estate brokers’ opinions or listing prices. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the nine months ended September 30, 2013 and 2012 were $577,000 and $585,000, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2013 and 2012 (in thousands). The assets disclosed in the following table represent REO properties or impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Impaired loans	$16,043	$--	$--	$16,043
REO, net	5,249	--	--	5,249

September 30, 2012
Impaired loans	$18,244	$--	$--	$18,244
REO, net	7,989	--	--	7,989

10.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$23,435	$23,435	$42,607	$42,607
Level 2 inputs:
Interest-bearing time deposits in banks	25,111	25,653	29,592	30,413
Federal Home Loan Bank stock	259	259	375	375
Loans held for sale	3,963	3,963	4,435	4,435
Cash surrender value of life insurance	23,606	23,606	23,003	23,003
Accrued interest receivable	1,505	1,505	1,501	1,501
Level 3 inputs:
Loans receivable—net	348,819	358,292	337,328	351,642

FINANCIAL LIABILITIES:
Level 2 inputs:
Checking, money market and savings accounts	197,288	197,288	203,308	203,308
Other borrowings	968	1,046	3,109	3,239
Accrued interest payable	31	31	23	23
Advance payments by borrowers for taxes and insurance	501	501	676	676
Level 3 inputs:
Certificates of deposit	258,168	259,472	251,743	255,573

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11.     REGULATORY MATTERS

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

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions (1)		Other Requirements (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2013:

Tangible Capital to Tangible Assets	$70,417	13.29%	$7,948	1.50%	N/A	N/A	N/A	N/A

Core Capital to Adjusted Tangible Assets	70,417	13.29%	21,194	4.00%	$21,194	4.00%	$42,389	8.00%

Total Capital to Risk-Weighted Assets	75,197	20.10%	29,929	8.00%	29,929	8.00%	44,893	12.00%

Tier I Capital to Risk-Weighted Assets	70,417	18.82%	N/A	N/A	14,964	4.00%	N/A	N/A

As of December 31, 2012:

Tangible Capital to Tangible Assets	$67,434	12.73%	$7,944	1.50%	N/A	N/A	N/A	N/A

Core Capital to Adjusted Tangible Assets	67,434	12.73%	21,185	4.00%	$21,185	4.00%	42,371	8.00%

Total Capital to Risk-Weighted Assets	72,131	19.77%	29,182	8.00%	29,182	8.00%	43,773	12.00%

Tier I Capital to Risk-Weighted Assets	67,434	18.49%	N/A	N/A	14,591	4.00%	N/A	N/A

(1)	Effective with the termination of the Bank Order effective January 15, 2013, the Bank can be categorized as well-capitalized by achieving the required ratios.
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

12.     BRANCH SALES

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

On September 27, 2013, the Bank sold certain deposits and assets associated with the Bank’s branch office located in Farmington, Arkansas. The transaction was consummated pursuant to a definitive purchase and assumption agreement with First Security Bank (“FSB”) of Searcy, Arkansas, which was entered into on June 24, 2013 and approved by the OCC on August 28, 2013. FSB assumed $3.9 million in deposits and took assignment of all real property and equipment associated with the branch, which totaled $1.5 million as of the closing date. The net settlement under the terms of the agreement resulted in a total payment of $2.2 million to FSB by the Bank. The transaction resulted in a gain of approximately $77,000.

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

The Bank is a federally chartered stock savings and loan association that was formed in 1934. As of September 30, 2013, the Bank conducted business from its home office, one limited service office, ten full service branch offices located in a five county area in Arkansas (comprised of Benton and Washington counties in Northwest Arkansas; Boone, Marion and Baxter counties in North-central Arkansas) and a loan production office located in Little Rock, Arkansas. Approval was granted on September 18, 2013 for a branch office in Little Rock, Arkansas, which opened on October 15, 2013. The Company also has executive offices in Little Rock, Arkansas. The Bank sold its Berryville, Arkansas branch in June 2013, closed its Rogers Elm Street branch in August 2013, and sold its Farmington, Arkansas branch in September 2013. The branch sales and closure are part of the Bank’s overall strategy to improve operational efficiency and to support its expansion into other areas of the state.

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

OVERVIEW

The Company’s net income was $143,000 and $530,000 for the three and nine months ended September 30, 2013, respectively, compared to net income of $353,000 and $1.3 million for the same periods in 2012, respectively. The primary reasons for the decrease in net income during each comparative period were decreases in yields earned on loans receivable and decreases in deposit fee income. The decrease in net income for the nine months ended September 30, 2013 was also impacted by a decrease in gains on sales of investment securities, which was partially offset by decreases in operating expenses.

The Bank continued to reduce its level of nonperforming assets during the first nine months of 2013. Total nonperforming assets at September 30, 2013, including nonaccrual loans and real estate owned, totaled $22.9 million, or 4.32% of total assets, a reduction of $12.6 million compared to December 31, 2012, and a reduction of $17.1 million compared to September 30, 2012. The Bank also reduced its level of classified loans to $16.8 million at September 30, 2013 compared to $34.5 million at December 31, 2012 and $36.2 million at September 30, 2012.

While the Bank is continuing its focus on reducing nonperforming assets, it is equally focused on improving its operational performance through improving its net interest margin, increasing noninterest income, and controlling noninterest expense.

Pending Transaction

On July 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First National Security Company (“FNSC”) of Hot Springs, Arkansas, pursuant to which FNSC will merge with and into the Company (the “Merger”). Pursuant to the Merger Agreement, shareholders of FNSC will receive, in the aggregate, 6,252,400 shares of Company common stock and $74 million in cash in exchange for their shares of FNSC common stock. The total transaction value will depend on the closing price of the Company’s stock on the closing date of the Merger. Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by Company and FNSC shareholders and the receipt of all required governmental regulatory approvals. Under the terms of the Merger Agreement, either party may terminate the Merger Agreement if the Merger is not completed by March 31, 2014.

In connection with the Merger, the Company will sell up to 2,531,645 shares of Company common stock at a price per share equal to $7.90 and issue warrants (the “Investor Warrants”) to purchase 177,215 shares of common stock on the same terms as in the Private Placement to its principal shareholder Bear State Financial Holdings, LLC (“Bear State”) and certain of its members (the “Investors”)(including Richard N. Massey, the Company’s Chairman, and Scott T. Ford, a director of the Company). The Investor Warrants were issued on August 13, 2013, have a five year term, and have an exercise price of $7.90 per share, which was the closing stock price for the Company’s common stock on June 28, 2013 and is the price of the Company’s common stock offered in the Private Placement. On August 23, 2013, the Company entered into a subscription agreement with Bear State for the purchase and sale of 2,291,593 shares of common stock.

The Company also entered into a registration rights agreement with Bear State, which provided Bear State with customary registration rights with respect to the shares it has agreed to purchase in the Private Placement. The Company intends to utilize the commitments of the Investors to backstop the remaining 240,052 shares to be purchased in the Private Placement. The Company anticipates the closing of the Private Placement will occur immediately prior to the closing of the Merger.

As of June 30, 2013, FNSC conducted banking business from 32 locations across Garland, Howard, Scott, Saline, Pulaski, Montgomery, Polk, Pike, Sevier, Little River, Miller, Craighead and Mississippi counties in Arkansas and McCurtain County in Oklahoma, and had total assets of $936.5 million. Based on pro forma combined financial statements as of June 30, 2013, the combined company would have had approximately $1.4 billion in total assets and approximately $1.2 billion in deposits if the transaction had closed as of that date.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income for the third quarter of 2013 was $3.8 million, which was unchanged from the same period in 2012. Net interest income for the nine months ended September 30, 2013 was $11.1 million compared to $11.6 million for the same period in 2012. Factors impacting interest income and interest expense for the comparison periods are discussed below.

Interest Income. Interest income for the third quarter of 2013 was $4.6 million compared to $4.8 million for the same period in 2012. Interest income for the nine months ended September 30, 2013 was $13.6 million compared to $15.0 million for the same period in 2012. The decrease in interest income for the three and nine months ended September 30, 2013 compared to comparable periods in 2012 was primarily related to a decrease in yields earned on loans receivable. The decrease in yields earned on loans receivable is primarily due to origination during the period of high quality loans with average market rates lower than the weighted average rate of the Bank’s portfolio in the same period last year.

Interest Expense.   Interest expense for the third quarter of 2013 was $825,000 compared to $1.1 million for the same period in 2012. Interest expense for the nine months ended September 30, 2013 was $2.5 million compared to $3.4 million for the same period in 2012. The decrease in interest expense for the three and nine months ended September 30, 2013 compared to comparable periods in 2012 was primarily due to a decrease in the average rates paid on deposit accounts and, to a lesser degree, decreases in the average balances of deposits and borrowings. The decrease in the average rates paid on deposit accounts reflects decreases in market interest rates and Bank management’s pricing of its deposits at such levels to maintain deposit balances commensurate with its overall balance sheet management and liquidity position.

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

	Three Months Ended September 30,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$1	$(286)	$--	$(285)
Investment securities	33	15	1	49
Other interest-earning assets	(41)	24	(8)	(25)
Total interest-earning assets	(7)	(247)	(7)	(261)

Interest expense:
Deposits	(51)	(190)	9	(232)
Other borrowings	(17)	19	(14)	(12)
Total interest-bearing liabilities	(68)	(171)	(5)	(244)
Net change in net interest income	$61	$(76)	$(2)	$(17)

	Nine Months Ended September 30,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(11)	$(1,287)	$1	$(1,297)
Investment securities	(85)	--	--	(85)
Other interest-earning assets	(72)	53	(9)	(28)
Total interest-earning assets	(168)	(1,234)	(8)	(1,410)

Interest expense:
Deposits	(169)	(755)	38	(886)
Other borrowings	(50)	2	(1)	(49)
Total interest-bearing liabilities	(219)	(753)	37	(935)
Net change in net interest income	$51	$(481)	$(45)	$(475)

Average Balance Sheets. The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or interest expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are based on daily balances during the periods. Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities. Net interest margin represents net interest income as a percentage of average interest earning assets.

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$359,071	$4,033	4.46%	$358,990	$4,318	4.79%
Investment securities(2)	61,880	436	2.80	56,992	387	2.70
Other interest-earning assets	52,580	110	0.83	75,859	135	0.71
Total interest-earning assets	473,531	4,579	3.84	491,841	4,840	3.92
Noninterest-earning assets	50,232			58,243
Total assets	$523,763			$550,084
Interest-bearing liabilities:
Deposits	$449,692	814	0.72	$472,661	1,046	0.88
Other borrowings	978	11	4.29	3,933	23	2.35
Total interest-bearing liabilities	450,670	825	0.73	476,594	1,069	0.89
Noninterest-bearing liabilities	2,122			3,515
Total liabilities	452,792			480,109
Stockholders' equity	70,971			69,975
Total liabilities and stockholders' equity	$523,763			$550,084

Net interest income		$3,754			$3,771
Net earning assets	$22,861			$15,247
Interest rate spread			3.11%			3.02%
Net interest margin			3.15%			3.04%
Ratio of interest-earning assets to Interest-bearing liabilities			105.07%			103.20%

(1) Includes nonaccrual loans.

(2) Includes FHLB of Dallas stock.

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$355,757	$12,084	4.54%	$356,057	$13,381	5.02%
Investment securities(2)	54,873	1,152	2.81	58,918	1,237	2.80
Other interest-earning assets	70,690	381	0.72	85,726	409	0.64
Total interest-earning assets	481,320	13,617	3.78	500,701	15,027	4.01
Noninterest-earning assets	51,393			59,689
Total assets	$532,713			$560,390
Interest-bearing liabilities:
Deposits	$457,072	2,477	0.73	$481,345	3,363	0.93
Other borrowings	2,296	37	2.12	5,576	86	2.06
Total interest-bearing liabilities	459,368	2,514	0.73	486,921	3,449	0.95
Noninterest-bearing liabilities	2,351			3,823
Total liabilities	461,719			490,744
Stockholders' equity	70,994			69,646
Total liabilities and stockholders' equity	$532,713			$560,390

Net interest income		$11,103			$11,578

Net earning assets	$21,952			$13,780
Interest rate spread			3.05%			3.06%
Net interest margin			3.08%			3.08%
Ratio of interest-earning assets to Interest-bearing liabilities			104.78%			102.83%

(1) Includes nonaccrual loans.

(2) Includes FHLB of Dallas stock.

Provision for Loan Losses. The provision for loan losses represents the amount that is added to the allowance for loan and lease losses (“ALLL”) for the purpose of maintaining the ALLL at a level considered adequate by the Bank to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The adequacy of the ALLL is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and other qualitative factors.

Management determined that no provision for loan losses was required for the three or nine months ended September 30, 2013, primarily due to decreases in nonperforming and classified loans and continued improvement in the Bank’s loan portfolio and ALLL coverage of nonaccrual loans. The ALLL as a percentage of loans receivable was 3.6% at September 30, 2013, compared to 4.4% at December 31, 2012. The ALLL as a percentage of nonaccrual loans was 100.1% at September 30, 2013, compared to 83.3% at December 31, 2012. The ALLL as a percentage of classified loans was 77.8% at September 30, 2013, compared to 45.4% at December 31, 2012. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans and investment securities, and earnings on life insurance policies. Total noninterest income of $1.4 million for the third quarter of 2013 was unchanged compared to the third quarter of 2012. Total noninterest income of $4.0 million for the nine months ended September 30, 2013 decreased from $5.1 million for the same period in 2012. The decrease in the nine month comparison period was primarily due to a decrease in gains on sales of investment securities and a decrease in deposit fee income, primarily due to a decrease in insufficient funds fee revenue.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, real estate owned expense, and other operating expense. Total noninterest expense increased $152,000 or 3.1% during the third quarter of 2013 compared to the third quarter of 2012. Total noninterest expense decreased $868,000 or 5.6% during the nine months ended September 30, 2013 compared to the same period in 2012. The variances in certain noninterest expense items are further explained in the following paragraphs, with the aggregate expense decrease for the nine month comparison period being primarily related to the decrease in nonperforming assets and improvements in the Bank’s operational efficiency and overall staffing levels. The increase in noninterest expense for the three month comparison period was primarily due to an increase in salaries and employee benefits and other noninterest expenses partially offset by a decrease in FDIC insurance expense.

Salaries and Employee Benefits. Salaries and employee benefits increased $203,000 for the three months ended September 30, 2013 compared to the same period in 2012 and increased $100,000 for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in the three month comparison period was primarily due to an increase in incentive and stock compensation expense. The increase in the nine month comparison period was also due to an increase in incentive and stock compensation expense, partially offset by a decrease in expenses related to the Bank’s employee benefit plans.

Real estate owned, net. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Loss provisions	$358	$277	$81	$533	$585	$(52)
Net gain on sales	(316)	(344)	28	(690)	(1,135)	445
Rental income	(22)	(16)	(6)	(85)	(425)	340
Taxes and insurance	53	104	(51)	146	399	(253)
Other	60	97	(37)	178	402	(224)
Total	$133	$118	$15	$82	$(174)	$256

The decreases in gains on sales of REO and rental income for the nine month comparison period are due to decreases in the REO balances. Real estate owned expenses such as taxes, insurance and maintenance as well as rental income are expected to continue to decline as the size of the REO portfolio continues to decline. Future levels of loss provisions and net gains or losses on sales of real estate owned will depend on market conditions.

FDIC Insurance Premium. The Bank’s FDIC insurance premium decreased $147,000 for the three months ended September 30, 2013 compared to the same period in 2012 and decreased $395,000 for the nine months ended September 30, 2013 compared to the same period in 2012 due to decreases in the assessment rate and the assessment base. The base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.  The assessment rate declined due to improvements in the Bank’s performance and financial condition.

Data Processing. The decrease in data processing expense of $550,000 for the nine months ended September 30, 2013 compared to the same respective period in 2012 was primarily related to one-time costs incurred in 2012 associated with the Bank’s conversion of its operational software during the second quarter of 2012.

Professional Fees. Professional fees decreased $50,000 or 32% for the quarter ended September 30, 2013 compared to the same period in 2012 and decreased $230,000 or 31% for the nine months ended September 30, 2013 compared to the same periods in 2012, primarily due to a decrease in audit fees and a decrease in loan-related legal fees.

Other Noninterest Expense. Other noninterest expense increased $207,000 or 53% for the quarter ended September 30, 2013 compared to the same period in 2012 and increased $202,000 or 15% for the nine months ended September 30, 2013 compared to the same periods in 2012, primarily due to consulting and third party management fees and expenses incurred in connection with the pending merger with FNSC.

Income Taxes. The Company had no taxable income for the three or nine months ended September 30, 2013 or 2012 and recorded a valuation allowance for the full amount of its net deferred tax asset as of September 30, 2013 and December 31, 2012, respectively. The income tax expense of $11,000 recorded for the three and nine months ended September 30, 2013 represents the Company’s alternative minimum tax payment resulting from the amendment of the Company’s 2010 federal income tax return.

LENDING ACTIVITIES

Loans Receivable. Changes in loan composition between September 30, 2013 and December 31, 2012, are presented in the following table (dollars in thousands).

	September 30, 2013	December 31, 2012	Increase (Decrease)	% Change
One- to four-family residential	$134,341	$157,936	$(23,595)	(14.9)%
Multifamily residential	25,641	20,790	4,851	23.3
Nonfarm nonresidential	161,434	138,014	23,420	17.0
Construction and land development	18,372	14,551	3,821	26.3
Total real estate loans	339,788	331,291	8,497	2.6

Commercial	17,414	16,083	1,331	8.3

Consumer	4,827	5,818	(991)	(17.0)

Total loans receivable	362,029	353,192	8,837	2.5
Unearned discounts and net deferred loan costs	(132)	(188)	56	(29.8)
Allowance for loan and lease losses	(13,078)	(15,676)	2,598	(16.6)

Loans receivable, net	$348,819	$337,328	$11,491	3.4%

Total loans receivable increased $8.8 million to $362.0 million at September 30, 2013, compared to $353.2 million at December 31, 2012. The increase in loans was due to loan originations partially offset by repayments and the sale of $14.7 million of classified loans in the second quarter of 2013.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated (dollars in thousands).

	September 30, 2013		December 31, 2012
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$5,160	0.97%	$7,027	1.32%	$(1,867)
Multifamily residential	--	--	--	--	--
Nonfarm nonresidential	4,495	0.85%	7,236	1.37%	(2,741)
Construction and land development	3,378	0.64%	4,133	0.77%	(755)
Commercial	26	0.01%	402	0.08%	(376)
Consumer	9	--	26	0.01%	(17)

Total nonaccrual loans	13,068	2.47%	18,824	3.55%	(5,756)

Accruing loans 90 days or more past due	--	--	--	--	--

Real estate owned	9,835	1.85%	16,658	3.14%	(6,823)

Total nonperforming assets	22,903	4.32%	35,482	6.69%	(12,579)
Performing restructured loans	267	0.05%	5,816	1.10%	(5,549)

Total nonperforming assets and performing restructured loans (1)	$23,170	4.37%	$41,298	7.79%	$(18,128)

(1)	The table does not include substandard loans which were judged not to be impaired totaling $3.5 million and $12.1 million at September 30, 2013 and December 31, 2012, respectively.
(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	September 30, 2013		December 31, 2012		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$1,845	14.1%	$2,347	12.5%	$(502)	1.6%
Over 90 days past due	6,089	46.6	9,913	52.7	(3,824)	(6.1)
30-89 days past due	705	5.4	1,311	7.0	(606)	(1.6)
Not past due	4,429	33.9	5,253	27.8	(824)	6.1
	$13,068	100.0%	$18,824	100.0%	$(5,756)	--

The following table presents nonaccrual loan activity for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Balance of nonaccrual loans—beginning of period	$18,824	$33,954
Loans added to nonaccrual status	2,942	10,425
Net cash payments	(4,476)	(9,560)
Loans returned to accrual status	(537)	(5,075)
Charge-offs to the ALLL	(1,668)	(3,785)
Transfers to REO	(2,017)	(6,444)

Balance of nonaccrual loans—end of period	$13,068	$19,515

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2012 and September 30, 2013 are presented in the following table (dollars in thousands).

	December 31, 2012	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	September 30, 2013
One- to four-family residential	$2,586	$1,475	$(146)	$(2,335)	$66	$1,646
Land	6,583	108	(315)	(1,915)	313	4,774
Nonfarm nonresidential	7,489	300	(116)	(4,569)	311	3,415
Total	$16,658	$1,883	$(577)	$(8,819)	$690	$9,835

(1) Net sales proceeds include $815,000 of loans made by the Bank to finance certain sales of real estate owned.

Classified Assets. Federal regulations require that each insured savings association risk rate its assets on a regular basis. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of September 30, 2013 and December 31, 2012, the Bank did not have any assets classified as doubtful or loss.  The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Nonaccrual loans	$13,068	$18,824	$19,515
Accruing classified loans	3,753	15,696	16,688
Classified loans	16,821	34,520	36,203
Real estate owned	9,835	16,658	20,535

Total classified assets	$26,656	$51,178	$56,738

Texas Ratio (1)	27.4%	42.7%	47.6%

Classified Assets Ratio (2)	31.9%	61.6%	67.4%

(1)	Defined as the ratio of nonaccrual loans and real estate owned to Tier 1 capital plus the allowance for loan and lease losses.
(2)	Defined as the ratio of total classified assets to Tier 1 capital plus the allowance for loan and lease losses.

Classified loans decreased $17.7 million from December 31, 2012 to September 30, 2013, primarily due to the sale of $14.7 million of classified loans during the second quarter of 2013.

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

The Company considers its ALLL of approximately $13.1 million to be adequate to cover losses inherent in its loan portfolio as of September 30, 2013. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the allowance could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Nine Months Ended September 30,
	2013	2012
	(Dollars in Thousands)

Total loans outstanding at end of period	$362,029	$356,616
Average loans outstanding	$355,757	$356,057
Allowance at beginning of period	$15,676	$20,818
Charge-offs:
One- to four-family residential	(1,026)	(1,393)
Multifamily residential	(876)	(997)
Nonfarm nonresidential	(1,009)	(2,510)
Construction and land development	(115)	(327)
Commercial	(380)	--
Consumer (1)	(107)	(233)
Total charge-offs	(3,513)	(5,460)
Recoveries:
One- to four-family residential	172	209
Multifamily residential	--	17
Nonfarm nonresidential	500	7
Construction and land development	119	720
Commercial	77	37
Consumer (1)	47	62
Total recoveries	915	1,052
Net charge-offs	(2,598)	(4,408)
Total provisions for losses	--	22
Allowance at end of period	$13,078	$16,432

ALLL as a percentage of total loans outstanding at end of period	3.6%	4.6%

Net loans charged-off as a percentage of average loans outstanding	0.98%	1.66%

ALLL as a percentage of nonaccrual loans	100.1%	84.2%

(1)      Consumer loan charge-offs include overdraft charge-offs of $90,000 and $144,000 for the nine months ended September 30, 2013 and 2012, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $41,000 and $56,000 for the nine months ended September 30, 2013 and 2012, respectively.

The following table presents the allocation of the Bank's ALLL by the type of loan at each of the dates indicated as well as the percentage of loans in each category to total loans receivable. These allowance amounts have been computed using the Bank’s internal model. The amounts shown are not necessarily indicative of the actual future losses that may occur within a particular category.

	September 30,
	2013		2012
	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$5,875	37.11%	$6,829	45.07%
Multifamily residential	1,038	7.08	1,227	6.43
Nonfarm nonresidential	4,189	44.59	6,669	36.74
Construction and land development	1,337	5.08	999	4.36
Commercial	552	4.81	469	5.66
Consumer	87	1.33	239	1.74
Total	$13,078	100.00%	$16,432	100.00%

The decrease in the ALLL from $16.4 million as of September 30, 2012 to $13.1 million as of September 30, 2013 was primarily related to a decrease in general allowances primarily due to an improvement in the credit quality of the loan portfolio as well as a decrease in the overall historical net charge-off rate. The ALLL remains at an elevated level due to the level of nonperforming loans and estimated inherent losses remaining in the portfolio as the Bank continues its efforts to reduce nonperforming assets.

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities available for sale (in thousands).

	September 30, 2013	December 31, 2012	Increase (Decrease)

Municipal securities	$43,468	$45,393	$(1,925)
Mortgage-backed securities	29,867	--	29,867
Corporate debt securities	--	7,932	(7,932)
Total	$73,335	$53,325	$20,010

Municipal securities decreased due to calls and maturities in excess of purchases. Mortgage-backed securities increased due to purchases in the third quarter of 2013. The corporate debt securities were sold in the third quarter of 2013 at a net gain of $1,000. The overall yield of the investment portfolio was 2.92% as of September 30, 2013 compared to 2.85% at December 31, 2012.

DEPOSITS

Changes in the composition of deposits between September 30, 2013 and December 31, 2012, are presented in the following table (dollars in thousands).

	September 30, 2013	December 31, 2012	Increase (Decrease)	% Change

Checking accounts	$128,491	$131,826	$(3,335)	(2.5)%
Money market accounts	38,298	40,818	(2,520)	(6.2)
Savings accounts	30,499	30,664	(165)	(0.5)
Certificates of deposit	258,168	251,743	6,425	2.6

Total deposits	$455,456	$455,051	$405	0.1%

Deposits increased slightly in the comparison period primarily due to an increase of $36.1 million in brokered certificates of deposit (“CDs”) and non-brokered CDs obtained through a listing service, offset by the sale of $21.7 million of deposits in connection with the branch sales, including $8.9 million of checking accounts, $1.4 million of savings accounts, and $11.4 million of certificates of deposit. The Bank reduced the cost of its certificate of deposit accounts with the weighted average cost of funds decreasing from 1.32% at December 31, 2012 to 1.16% at September 30, 2013. The Bank manages the pricing of its deposits to maintain deposit balances commensurate with its overall balance sheet management and liquidity position. The overall cost of deposit funds decreased from 0.83% at December 31, 2012 to 0.75% at September 30, 2013.

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

In the normal course of business, the Company makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

■	the origination, purchase or sale of loans; and
■	the fulfillment of commitments under letters of credit, extensions of credit on home equity lines of credit, construction loans, and under predetermined overdraft protection limits.

The funding period for construction loans is generally six to eighteen months and commitments to originate mortgage loans are generally outstanding for 60 days or less.

At September 30, 2013, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At September 30, 2013, the Company had no interests in non-consolidated special purpose entities.

At September 30, 2013, commitments included:

■	total approved loan origination commitments outstanding amounting to $15.9 million, including approximately $1.0 million of loans committed to sell;
■	rate lock agreements with customers of $7.7 million, all of which have been locked with an investor;
■	funded mortgage loans committed to sell of $4.0 million;
■	unadvanced portion of construction loans of $13.7 million;
■	unused lines of credit of $6.8 million;
■	outstanding standby letters of credit of $696,000; and
■	total predetermined overdraft protection limits of $8.2 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $7.7 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at September 30, 2013.

Historically, a small percentage of predetermined overdraft limits have been used. At September 30, 2013, overdrafts of accounts with Bounce Protection™ represented usage of 2.3% of the limit.

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function. The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits; borrowings; payments on outstanding loans; maturities, sales and calls of investment securities and other short-term investments; and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond. The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of retail deposits are not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas and has utilized the services of bulletin board deposit listing services and brokered deposits to acquire funds.

The Bank uses qualifying loans as collateral for FHLB advances. The FHLB retains custody and endorsement of the loans that collateralize the Bank’s outstanding borrowings with the FHLB.  The FHLB currently allows an aggregate lendable value on qualifying loans (as defined) of approximately 90% of the outstanding balance of the loans pledged to the FHLB. During the nine months ended September 30, 2013, FHLB borrowings decreased by $2.1 million, or 69%, from FHLB borrowings at December 31, 2012. At September 30, 2013, the Bank’s additional borrowing capacity with FHLB was $46.8 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a lendable value of $47.8 million less outstanding advances at September 30, 2013 of $1.0 million. Outstanding borrowings with the FHLB are reported as “Other Borrowings” in the Company’s Condensed Consolidated Statements of Financial Condition.

The Bank uses qualifying commercial real estate loans as collateral for the discount window. The FRB will permit only certain commercial real estate loans to be pledged as collateral for the discount window. At September 30, 2013, the Bank pledged qualifying commercial real estate loans with a collateral value of approximately $7.4 million, or 87% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged. No FRB borrowings were outstanding at September 30, 2013.

At September 30, 2013, the Bank’s liquidity ratio was 25% which represents liquid assets as a percentage of deposits and borrowings. As of the same date, the Bank’s adjusted liquidity ratio was 39%, which includes liquid assets plus borrowing capacity at the FHLB and FRB as a percentage of deposits and borrowings. The Bank anticipates that it will continue to rely primarily on deposits, calls and maturities of investment securities, loan repayments, and funds provided from operations to provide liquidity. As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities.

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

Since the Company is a holding company and does not conduct independent operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources. The Company funds its expenses from cash deposits maintained in the Bank, which amounted to $0.8 million at September 30, 2013.

At September 30, 2013, the Bank's core and risk-based capital ratios amounted to 13.29% and 20.10%, respectively, compared to regulatory capital adequacy standards of 4% and 8%. However, the Bank has agreed with the OCC to maintain a Tier 1 (core) capital ratio of 8% and a total risk-based capital ratio of 12%.

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

Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those risk factors described in Part I, Item 1A. of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2013 and in Part II, Item 1A. hereof. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company cautions readers not to place undue reliance on any forward-looking statements. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause actual results for the remainder of fiscal 2013 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us and could negatively affect the Company’s operating and stock performance.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Concentrations of loans may increase risk.

The Company’s success depends primarily on the general economic conditions in its primary market areas – Northwest and North central Arkansas. As of September 30, 2013, approximately 61% of the Bank’s total loans receivable consisted of loans collateralized by real estate located in a six county region in northern Arkansas. Accordingly, the local economic conditions in Northwest and North central Arkansas have a significant impact on the ability of borrowers to repay loans as well as the Bank’s ability to originate new loans. As such, a decline in real estate valuations in this market could lower the value of the collateral securing those loans.

Changes in interest rates could have a material adverse effect on the Bank’s profitability and asset values.

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

As of September 30, 2013, the Bank estimates that its one-year cumulative repricing gap position was a positive 2% of total assets and the one-year ratio of interest earning assets to interest bearing liabilities was 105% with both measures including assumptions for loan prepayments. Based on these measures, the Bank estimates a limited impact on earnings for various interest rate change scenarios. Floating or adjustable rate loans made up approximately 38% of the $362.0 million of total loans receivable.  Fixed rate loans of approximately 62% of total loans receivable had a weighted average remaining contractual term of approximately 5.5 years. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and then interest rate changes could have a material impact on our earnings.  In addition, earnings may be adversely affected during any period of changes in interest rates due to a number of factors including among other items, call features and interest rate caps and floors on various assets and liabilities, prepayments, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

In addition a significant and prolonged increase in interest rates could have a material adverse effect on the fair value of the investment securities portfolio classified as available for sale and, accordingly, shareholders’ equity.  At September 30, 2013 the Bank had $73.3 million of investment securities, all of which were classified as available for sale which resulted in recording a net unrealized gain of $105,000.  Based on market rates at September 30, 2013 it was estimated that a 200 basis point increase in rates would have resulted in an approximate 7.7% decrease in the fair value of the securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2013, the Company entered into Commitment Letters with five members of Bear State (the “Investors”), which Investors include Richard N. Massey, the Company’s Chairman, and Scott T. Ford, a director of the Company, whereby each Investor agreed to “backstop” a portion of the Private Placement (described in Part I, Item 2. above) and agreed to purchase up to 506,329 shares of Company common stock in the event the Company was unable to cause the Private Placement to be fully subscribed or was otherwise unable to raise sufficient funds from other sources. In exchange for providing a Commitment Letter, each of the Investors was issued warrants to purchase 35,443 shares of Company common stock on the same terms as in the Private Placement.

The Investor warrants were issued on August 13, 2013, have a five year term, and have an exercise price of $7.90 per share, which was the closing stock price for the Company’s common stock on June 28, 2013 and is the price of the Company’s common stock offered in the Private Placement. The Investors are entitled to customary registration rights for the shares of common stock underlying the warrants.

In connection with the Private Placement, on August 23, 2013, the Company entered into a subscription agreement with Bear State for the purchase and sale of 2,291,593 shares of common stock. The Company intends to utilize the commitments of the Investors to backstop the remaining 240,052 shares to be purchased in the Private Placement. Bear State and the Investors will be entitled to customary registration rights with respect to the shares of common stock to be issued to them in the Private Placement.

The closing of the Private Placement is conditioned upon (i) the approval of the Private Placement by the shareholders of the Company, (ii) the consummation of the previously-announced merger of FNSC with and into the Company, and (iii) the fairness opinion issued by Southard Financial, LLC with regard to the Private Placement shall not have been withdrawn or modified.

The Company anticipates the closing of the Private Placement will occur concurrent with or immediately prior to the closing of the merger of FNSC with and into the Company. Upon the closing of the Private Placement, the Company anticipates it will receive aggregate proceeds of approximately $20 million, consisting of approximately $18.1 million in proceeds from the sale of common stock to Bear State and approximately $1.9 million in proceeds from the sale of common stock to the Investors.

Both the Investor warrants and the shares of common stock to be sold in the Private Placement were offered and sold or will be sold pursuant to the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company complied with the exemption requirements of Section 4(a)(2) of the Securities Act based on the following: (1) the offering of the securities involved isolated private transactions by the Company which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose, and (3) the offerees are financially sophisticated.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	October 31, 2013	By:	/s/ Christopher M. Wewers
Christopher M. Wewers
Chief Executive Officer

Date:	October 31, 2013	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer

First Federal Bancshares of Arkansas, Inc.

Exhibit Index

Exhibit No.	Description

2.1

Agreement and Plan of Merger by and between First Federal Bancshares of Arkansas, Inc. and First National Security Company, dated July 1, 2013 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2013).(1)

2.2	List of Schedules to the Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2013).
3.1

Articles of Incorporation of First Federal Bancshares of Arkansas, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2011).

3.2	Bylaws of First Federal Bancshares of Arkansas, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2011).
10.1	Form of Commitment Letter (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2013).
10.2

Subscription Agreement by and between First Federal Bancshares of Arkansas, Inc. and Bear State Financial Holdings, LLC dated August 23, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 28, 2013).

10.3	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 28, 2013).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1) Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this Agreement have not been filed with this exhibit. The schedules contain various items relating to the business of and the representations and warranties made by the Company and FNSC. The Registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.