Form 10-K
period 2013-12-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2014-03-28
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large Accelerated Filer ☐                      Accelerated Filer ☐                      Non-accelerated Filer ☐                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate value of the 3,999,452 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 15,898,151 shares held by affiliates of the Registrant as a group, was approximately $31.6 million. This figure is based on the last sales price of $7.90 per share of the Registrant’s Common Stock on June 28, 2013.

Number of shares of Common Stock outstanding as of March 20, 2014: 20,041,497

First Federal Bancshares of Arkansas, Inc.

Form 10-K

For the Year Ended December 31, 2013

PART I.

Item 1. Business

GENERAL

First Federal Bancshares of Arkansas, Inc. First Federal Bancshares of Arkansas, Inc. (the "Company") is an Arkansas corporation originally organized in Texas in January 1996 by First Federal Bank ("First Federal" or the "Bank") for the purpose of becoming a unitary holding company of the Bank. The Company reincorporated from the State of Texas to the State of Arkansas on July 20, 2011. The significant asset of the Company is the capital stock of the Bank. The business and management of the Company consists of the business and management of the Bank. The Company does not presently own or lease any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future. At December 31, 2013, the Company had $548.9 million in total assets, $477.7 million in total liabilities and $71.2 million in stockholders' equity.

The Company’s primary regulator is the Federal Reserve Bank (“FRB”), as successor to the Office of Thrift Supervision (the “OTS”).

The Company's principal executive office is located at the home office of the Bank at 1401 Highway 62-65 North, Harrison, Arkansas 72601, and its telephone number is (870) 741-7641. The Company also has an executive office in Little Rock, Arkansas.

First Federal Bank. The Bank is a federally chartered stock savings and loan association formed in 1934. As of December 31, 2013, First Federal conducted business from its home office in Harrison, Arkansas, a full-service branch office in Pulaski County, Arkansas, ten full-service branch offices and one limited service office located in a five county area in Arkansas (comprised of Benton and Washington counties in Northwest Arkansas and Boone, Marion and Baxter counties in Northcentral Arkansas), and a loan production office in Bentonville, Arkansas. The Bank sold its Berryville, Arkansas branch in June 2013, closed its Rogers Elm Street branch in August 2013, and sold its Farmington, Arkansas branch in September 2013. The branch sales and closure are part of the Bank’s overall strategy to improve operational efficiency and to support its expansion into other areas of the state.

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

The Bank is regulated by the Office of the Comptroller of the Currency ("OCC"), which is the Bank's chartering authority and primary regulator, as successor to the OTS. The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”), the administrator of the Deposit Insurance Fund ("DIF"), and is subject to certain reserve requirements established by the Board of Governors of the FRB. The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB"). The Bank’s deposits are insured by the DIF to the maximum extent permitted by law.

Cautionary Statement About Forward-Looking Statements

This Form 10-K contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. As used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management and/or the Bank or the Bank’s management, are intended to identify forward-looking statements.

The statements presented herein with respect to, among other things, the Company’s plans, objectives, expectations and intentions, including our pending merger with First National Security Company (“FNSC”) and the anticipated timing of and impact on the Company of such acquisition, anticipated changes in noninterest expenses in future periods (including changes as a result of the pending merger with FNSC), changes in earnings, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, asset, and earnings growth, growth in new and existing customer relationships, our intentions with respect to our investment securities, and financial and other goals and plans are forward looking.

Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those risk factors described in Item 1A. hereof. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company cautions readers not to place undue reliance on any forward-looking statements. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause actual results for 2014 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us and could negatively affect the Company’s operating and stock performance.

Employees

The Bank had 174 full-time employees and 16 part-time employees at December 31, 2013, compared to 167 full-time employees and 25 part-time employees at December 31, 2012. None of these employees is represented by any union or similar group, and the Bank believes that it enjoys good relations with its personnel.

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

The Bank experiences strong competition for loans principally from commercial banks, other savings associations, and mortgage companies. The Bank competes for loans through the interest rates, loan terms, and fees charged and the efficiency and quality of services provided.

In the combined market area of Benton, Washington, Boone, Marion, and Baxter counties, the Bank has the third largest market share out of 39 institutions with 4.53% of the deposit market at June 30, 2013 compared to 4.39% at June 30, 2012.

Removal of Regulatory Orders

Bank Order

On January 15, 2013, the OCC issued an order terminating the Cease and Desist Order issued by the OTS on April 12, 2010 (the "Bank Order"), effective immediately. The basis of the OCC's decision to terminate the Bank Order was its conclusion that "the protection of depositors, other customers and shareholders of First Federal Bank as well as its safe and sound operation do not require the continued existence of said Order." The action also terminated the related Stipulation and Consent to Issuance of Order to Cease and Desist between First Federal Bank and the OTS.

The Bank Order imposed certain restrictions on the Bank, including lending and dividend restrictions. In particular, the Bank was required to seek the prior non-objection from the OCC before making certain kinds of loans. The Bank Order also required the Bank to take certain actions, including the submission to the OCC of capital plans to, among other things, preserve and enhance the capital of the Bank. The foregoing description of the Bank Order is qualified in its entirety by reference to the Bank Order, a copy of which was attached as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2010.

Company Order

On June 21, 2013, the FRB issued a letter terminating the Cease and Desist Order issued by the OTS on April 12, 2010 (the “Company Order”), effective immediately. The action also terminated the related Stipulation and Consent to Issuance of Order to Cease and Desist between the Company and the OTS.

The Company Order was issued following a 2009 regulatory examination of the Company and the Bank and after the Company reported a 2009 net loss of $45.5 million, which loss was primarily the result of increased costs associated with the Bank’s nonperforming assets, including the provision for loan losses and real estate owned expenses. The Company Order required the Company to cease and desist from any action that (i) resulted in the Company’s failure to identify, measure, monitor or control specific risks to the Company or (ii) resulted in the Bank being inadequately capitalized.

The Company Order imposed certain operations restrictions on the Company, including dividend, share repurchase and debt restrictions. In particular, the Company was required to seek the prior non-objection before declaring any dividend, effecting any capital distribution or stock transaction, or incurring any debt. The Company Order also required the Company to take certain actions, including the submission to the OTS of capital plans to, among other things, preserve and enhance the capital of the Company. After the Company Order was issued, the Company undertook efforts to increase its capital and reduce its nonperforming assets. By June 2013, the Company had improved these measures to levels that the FRB considered adequate. The foregoing description of the Company Order is qualified in its entirety by reference to the Company Order, a copy of which was attached as Exhibit 10.08 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2010.

Corporate Overview

Accomplishments. During 2013, continued progress was made in the rehabilitation of the Bank, including the following key accomplishments:

●	Reduced nonperforming assets, which includes nonaccrual loans, accruing loans over 90 days past due, and real estate owned (“REO”), by $14.9 million or 42.0%,
●	Reduced the Classified Assets Ratio, defined as the ratio of classified assets to Tier 1 capital plus the allowance for loan and lease losses, from 61.6% to 28.0%,
●	Reduced the Texas Ratio, defined as the ratio of nonaccrual loans and REO to Tier 1 capital plus the allowance for loan and lease losses, from 42.7% to 24.5%, and
●	Improved the Bank’s operational efficiency and reduced overall staffing levels.

The primary drivers in improving the Bank’s nonperforming assets and classified loans were the Bank’s concerted efforts to work out or settle nonperforming loans and to aggressively market REO properties for sale, resulting in sales and repayments on nonaccrual loans totaling $5.3 million and sales of REO of $9.8 million. The Bank sold $14.7 million of classified loans during the year ended December 31, 2013, which included $2.3 million of nonaccrual loans.

Operating Strategy. The Bank’s mission is to be a high-performing bank. The Bank plans to achieve this goal by executing the following key strategies:

●	Continuing to focus on reducing problem assets,
●	Evaluating all areas of the Bank’s operations for improvements to existing processes with an objective of cost savings and/or revenue enhancements,
●	Building high-quality and profitable banking relationships,
●	Developing a performance-based culture,
●	Refining and expanding the delivery of commercial banking products to market segments historically underserved by the Bank,
●	Expanding market share by opening new branch locations and pursuing opportunities to acquire other financial institutions or branches, and
●	Providing exceptional customer service to attract and retain customers.

Pending Transaction. On July 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First National Security Company (“FNSC”) of Hot Springs, Arkansas, pursuant to which FNSC will merge with and into the Company (the “Merger”). Pursuant to the Merger Agreement, shareholders of FNSC will receive, in the aggregate, 6,252,400 shares of Company common stock and $74 million in cash in exchange for their shares of FNSC common stock. The total transaction value will depend on the closing price of the Company’s stock on the closing date of the Merger. On March 21, 2014, shareholders of both the Company and FNSC voted to approve the Merger. Consummation of the Merger is subject to certain conditions, including, among others, receipt of all required governmental regulatory approvals. Under the terms of the Merger Agreement, either party may terminate the Merger Agreement if the Merger is not completed by March 31, 2014, provided that either party may extend the termination date for up to 90 days if the closing has not occurred at that time because regulatory approval has not been received.

In connection with the Merger, the Company will sell up to 2,531,645 shares of Company common stock at a price per share equal to $7.90 in a private placement (the “Private Placement”) to its principal shareholder Bear State Financial Holdings, LLC (“Bear State”) and certain of its members (the “Investors”)(including Richard N. Massey, the Company’s Chairman, and Scott T. Ford, a director of the Company). Additionally, the Company issued warrants (the “Investor Warrants”) to purchase 177,215 shares of common stock on the same terms as in the Private Placement to the Investors in exchange for their respective commitments to backstop the Private Placement. The Investor Warrants were issued on August 13, 2013, have a five year term, and have an exercise price of $7.90 per share, which was the closing stock price for the Company’s common stock on June 28, 2013 and is the price of the Company’s common stock offered in the Private Placement. On August 23, 2013, the Company entered into a subscription agreement with Bear State for the purchase and sale of 2,297,031 shares of common stock. The Company also entered into a registration rights agreement with Bear State, which provided Bear State with customary registration rights with respect to the shares it has agreed to purchase in the Private Placement. The Company intends to utilize the commitments of the Investors to backstop the remaining 234,614 shares to be purchased in the Private Placement. The Company anticipates the closing of the Private Placement will occur immediately prior to the closing of the Merger.

As of December 31, 2013, FNSC conducted banking business from locations across Garland, Howard, Scott, Saline, Pulaski, Montgomery, Polk, Pike, Sevier, Little River, Miller, Craighead and Mississippi counties in Arkansas and McCurtain County in Oklahoma, and had total assets of $952.7 million.

Lending Activities

General. At December 31, 2013, the Bank's portfolio of net loans receivable amounted to $371.1 million or 67.6% of the Company's total assets. Net loans receivable consists of the Bank’s total loan portfolio of $383.9 million net of the allowance for loan and lease losses of $12.7 million and unearned discounts and net deferred loan costs of approximately $78,000. The Bank has traditionally concentrated its lending activities on loans collateralized by real estate, with $350.5 million or 91.3% of the Bank's total portfolio of loans receivable consisting of loans collateralized by real estate at December 31, 2013.

Origination, Purchase and Sale of Loans. The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and policies established by the Bank’s Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals, walk-in customers to the Bank’s branch locations, solicitation by loan officers, advertising and the Bank’s Internet website. From time to time, the Bank will also purchase loan participations from other financial institutions.

To minimize interest rate risk, fixed rate one- to four-family residential mortgage loans with terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market. The rights to service such loans are typically sold with the loans. This allows the Bank to provide its customers competitive long-term fixed rate mortgage products while not exposing the Bank to undue interest rate risk. These loans are originated in conformance with Fannie Mae, Freddie Mac and the specific investor’s underwriting guidelines. The Secondary Market Department of the Bank typically locks and confirms the purchase price of the loan on the day of the loan application, which protects the Bank from market price movements and ensures that the Bank will receive a fair and reasonable price on the sale of the respective loan. In 2013 and 2012, the Bank’s secondary market loan sales amounted to $54.3 million and $45.8 million, respectively. The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans in the secondary market, the Bank periodically sells or participates to other banks larger commercial loans in order to comply with the Bank’s loans to one borrower limit or for credit diversification purposes. In such situations, the loans are typically sold with servicing retained. At December 31, 2013 and 2012, the balances of loans sold with servicing retained were approximately $12.9 million and $8.7 million, respectively. Loan servicing fee income for the years ended December 31, 2013 and 2012 was not material.

Significant Lending Relationships. The Bank monitors credit exposures to significant lending relationships. At December 31, 2013, the Bank’s largest ten loan relationships totaled $92.2 million, or 24% of total loans receivable. None of these loans were on nonaccrual status at December 31, 2013.

One- to Four-Family Residential Real Estate Loans. At December 31, 2013, $129.3 million or 33.7% of the Bank's total loan portfolio consisted of one- to four-family residential real estate loans. Of the $129.3 million of such loans at December 31, 2013, $78.7 million or 60.8% had adjustable rates of interest and $50.6 million or 39.2% had fixed rates of interest. At December 31, 2013, the Bank had $4.3 million of nonaccrual one- to four-family residential real estate loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank currently originates both fixed rate and adjustable rate one- to four-family residential mortgage loans to be sold into the secondary market. Loans originated to be held in the Bank’s loan portfolio are typically originated as fixed rate simple interest loans with a balloon maturity of up to five years and an amortization period generally not more than fifteen years. The Bank's residential loans typically include "due on sale" clauses.

As of December 31, 2013, the Bank had a legacy loan portfolio of fully amortizing adjustable rate mortgage loans (“ARMs”) totaling $78.7 million as described above. The Bank no longer offers this product. These ARMs provide for an interest rate that adjusts every one, three, five or seven years in accordance with a designated index plus a margin. Such loans are typically based on a 15-, 20-, 25- or 30-year amortization schedule. The amount of any increase or decrease in the interest rate per one- or three-year period is generally limited to 2%, with a limit of 6% over the life of the loan. The Bank’s five-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 3%, with a limit of 6% over the life of the loan. The Bank's seven-year adjustable rate loans provide that any increase or decrease in the interest rate per period is limited to 5%, with a limit of 5% over the life of the loan. The Bank's adjustable rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties, do not provide for negative amortization and typically contain "due on sale" clauses. The Bank generally underwrote its one- and three-year adjustable rate loans on the basis of the borrowers’ ability to pay at the rate after the first interest rate adjustment. Adjustable rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

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

The Bank’s home equity and second mortgage loans are fixed rate loans with fully amortized terms of up to fifteen years, variable rate interest only loans with terms up to three years, or home equity lines of credit. The variable rate loans are typically tied to the Wall Street Journal Prime Rate (“Prime Rate”), plus a margin commensurate with the risk as determined by the borrower’s credit score. Although the Bank no longer offers balloon maturities longer than five years, at December 31, 2013, the Bank’s portfolio included loans with balloon maturities of five, seven, and ten years. Home equity lines of credit are typically either fixed rate for a term of no longer than one year or variable rate with terms up to five years. The Bank generally limits the total loan-to-value on these mortgages to 90% of the value of the secured property if the Bank holds the first mortgage and 80% if the first mortgage is held by another party.

Multifamily Residential Real Estate Loans. At December 31, 2013, $25.8 million or 6.7% of the Bank's total loan portfolio consisted of loans collateralized by multifamily residential real estate properties. At December 31, 2013, the Bank did not have any nonaccrual multifamily real estate loans.

The Bank has originated both fixed rate and adjustable rate multifamily loans. Fixed rate loans are generally originated with amortization periods not to exceed 25 years, and typically have balloon periods no longer than ten years. Adjustable rate loans are typically amortized over terms up to 25 years, with interest rate adjustments periodically. Loan-to-value percentages on the Bank's multifamily real estate loans are currently limited to 80%. It is also the Bank's general policy to obtain loan guarantees, as applicable, on its multifamily residential real estate loans from the principals of the borrower.

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

Nonfarm Nonresidential Loans. At December 31, 2013, $168.9 million or 44.0% of the Bank's total loan portfolio consisted of loans collateralized by existing nonfarm nonresidential properties. At December 31, 2013, the Bank had nonaccrual nonfarm nonresidential loans of $4.1 million. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the Bank’s nonfarm nonresidential loans are collateralized by properties such as office buildings, strip and small shopping centers, churches, convenience stores and mini-storage facilities. Loans to borrowers that are corporations, limited liability companies, trusts, or other such legal entities are also typically personally guaranteed by the principals of the borrowing entity. The financial strength of the guarantors of the loan is also a primary underwriting factor.

Regulatory guidelines and the Bank’s policy require that properties securing nonfarm nonresidential loans be appraised by licensed real estate appraisers pursuant to state licensing requirements and federal regulations. The Bank underwrites nonfarm nonresidential loans specifically in relation to the type of property being collateralized. Primary underwriting considerations for these loans include the creditworthiness of the borrower, the quality and location of the real estate, the sustainable cash flows of the project, projected occupancy rates and the quality of management involved with the project. As part of the underwriting of these loans, the Bank prepares a cash flow analysis that includes a vacancy rate projection, expenses for taxes, insurance, maintenance and repair reserves as well as debt coverage ratios. The Bank’s nonfarm nonresidential loans are generally originated with amortization periods not to exceed 25 years and are structured with three to ten year balloon terms. The Bank attempts to keep maturities of these loans as short as possible in order to enable the Bank to better manage its interest rate risk profile.

Nonfarm nonresidential lending entails additional risks as compared to the Bank’s one- to four-family residential property loans. The repayment on such loans is typically dependent on the successful operation of the real estate project, which is sensitive to changes in supply and demand conditions in the market for commercial real estate, and on regional and economic conditions.

Construction and Land Development Loans. At December 31, 2013, construction loans, including land loans, amounted to $26.6 million or 6.9% of the Bank’s total loan portfolio. At December 31, 2013, the Bank had $3.2 million of nonaccrual construction and land loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank’s construction loans generally have fixed interest rates or variable rates that float with the Prime Rate and have typically been issued for terms of twelve to twenty-four months. However, the Bank has originated construction loans with longer terms. This practice has generally been limited to larger projects that could not be completed in the typical twelve to twenty-four month period. Construction loans are typically made with a maximum loan-to-value percentage of 80% on an as-completed basis.

The Bank originates construction loans to individual homeowners and local builders and developers for the purpose of constructing one- to four-family residences. The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any non-speculative construction loan. Interest on construction/permanent loans is due upon completion of the construction phase of the loan. At such time, the loan will convert to a permanent loan at the interest rate established at the initial closing of the construction/permanent loan or paid off by another permanent lender.

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

Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential loans. This is due, in part, to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders. In addition, construction loans to a builder for construction of homes that are not pre-sold pose a greater potential risk to the Bank than construction loans to individuals on their personal residences or on houses that are pre-sold prior to the inception of the loan. The Bank analyzes each borrower involved in speculative building and limits the principal amount and number of unsold speculative homes at any one time with such borrower.

Commercial Loans. The Bank also offers secured and unsecured commercial loans. Secured commercial loans are primarily collateralized by equipment, inventory and accounts receivable. At December 31, 2013, such loans amounted to $29.0 million or 7.6% of the total loan portfolio. At December 31, 2013, the Bank had nonaccrual commercial loans of $350,000. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Primary underwriting considerations for these loans include a review of the historical and prospective cash flows of the borrower and the sustainability of these cash flows, the expected long term viability of the business, the quality and marketability of the collateral (if any) and the financial support offered by any guarantors to the transaction. The Bank's commercial loans are originated with fixed and variable interest rates and maturities between one and five years. These loans are typically based on a maximum fifteen year amortization schedule.

Consumer Loans. The consumer loans offered by the Bank primarily include automobile loans, deposit account secured loans, and unsecured loans. Consumer loans amounted to $4.4 million or 1.1% of the total loan portfolio at December 31, 2013, of which $934,000 consisted of automobile loans and $3.4 million consisted of other consumer loans. At December 31, 2013, the Bank had nonaccrual consumer loans of $24,000. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank's vehicle loans are typically originated for the purchase of new and used cars and trucks. Such loans are generally originated with a maximum term of five years. The Bank does offer extended terms on automobile loans to some customers based upon their creditworthiness and the age of the vehicle.

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

Sources of Funds

General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and interest payments, maturities, sales and calls of investment securities, and advances from the FHLB. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings are used when funds from loan and deposit sources are insufficient to meet funding needs. FHLB advances are the primary source of borrowings.

Deposits. The Bank's deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, early withdrawal penalties and the interest rate.

The Bank considers its primary market area to be Northwest, Northcentral, and Central Arkansas. The Bank utilizes traditional marketing methods to attract new customers and deposits. The Bank does not advertise for retail deposits outside of its primary market area and management believes that non-residents of Arkansas held an insignificant number of deposit accounts at December 31, 2013. The Bank uses non-brokered institutional internet certificates of deposit as an additional source of funds to augment the retail CD market. At December 31, 2013, internet certificates of deposit represented 12.3% of deposits. In addition, brokered deposits represented approximately 4.4% of deposits at December 31, 2013.

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

Borrowed funds. The Bank utilizes FHLB advances in its normal operating and investing activities when this funding source offers cost effective funds that are consistent with the Bank’s asset and liability management goals. The Bank uses qualifying loans as collateral for FHLB advances. On October 17, 2013 the Bank was notified by the FHLB of Dallas that the Bank had been removed from custody status and upgraded to blanket lien status due to continued improvement in the Bank’s financial ratios that the FHLB uses to measure a bank’s status. Although the Bank’s status was upgraded by the FHLB, the Bank continues to maintain loans in custody at the FHLB as the FHLB allows an aggregate lendable value on qualifying loans (as defined) held in custody of approximately 90% of the outstanding balance of the loans pledged to the FHLB. The lendable value as a percentage of the outstanding loan balance on qualifying loans under blanket lien status varies based on the type of collateral, but the percentages are less than the percentage available for loans held in custody. The Bank’s borrowing capacity with the FHLB is directly tied to the amount of the Bank’s qualifying loans under the blanket lien. FHLB advances are subject to prepayment penalties if repaid prior to the maturity date.

At December 31, 2013, the Bank’s additional borrowing capacity with FHLB was $116.1 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a lendable value of $45.0 million held in custody at the FHLB and $77.0 million of loans under blanket lien less outstanding advances at December 31, 2013 of $5.9 million. The Bank also maintains borrowing capacity at the FRB and correspondent banks.

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. In addition to investments in service corporations, the Bank is permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which the Bank may engage directly. The Bank's only subsidiary, First Harrison Service Corporation (the "Service Corporation"), was formed in 1971. At December 31, 2013, the Service Corporation was inactive.

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

Holding Company Acquisitions. Federal law generally prohibits a savings and loan holding company, without prior FRB approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets thereof or more than 5% of the voting shares thereof unless the target entity is already a subsidiary. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the FRB.

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

The activities savings and loan holding companies may engage in include:

■	lending, exchanging, transferring or investing for others, or safeguarding money or securities;
■	insuring, guaranteeing or indemnifying others, issuing annuities, and acting as principal, agent or broker for purposes of the foregoing;
■	providing financial, investment or economic advisory services, including advising an investment company;
■	issuing or selling interests in pooled assets that a bank could hold directly;
■	underwriting, dealing in or making a market in securities; and
■	merchant banking activities.

Every savings institution subsidiary of a savings and loan holding company is required to give the OCC at least 30 days’ advance notice of any proposed dividends to be made on its guaranteed, permanent or other nonwithdrawable stock, or else such dividend will be invalid.

Restrictions on Transactions with Affiliates.   Transactions between a savings institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and OCC regulations. Affiliates of a savings institution generally include, among other entities, the savings institution’s holding company and companies that are controlled by or under common control with the savings institution. Generally, Section 23A (i) limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the association or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the HOLA prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2013, the Bank was in compliance with the above restrictions.

The Bank

General. The OCC has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC and the FDIC. The most recent regulatory examination of the Bank by the OCC was a limited scope exam conducted in January 2014. The most recent full scope exam was conducted in the second quarter of 2013.

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

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that would result in termination of the Bank's deposit insurance. A bank’s assessment is calculated by multiplying its assessment rate by its assessment base. A bank’s assessment base and assessment rate are determined each quarter. The deposit insurance assessment base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.  Under the current assessment system for small banks (defined by the FDIC as less than $10 billion in assets), the FDIC assigns an institution to one of four risk categories designed to measure risk, which range from 2.5 to 45 basis points.

FDIC insurance expense totaled $589,000 and $1.0 million for the years ended December 31, 2013 and 2012, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds.

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

As of December 31, 2013, the Bank’s total risk-based, tier 1 risk-based, and tier 1 leverage ratios were 18.68%, 17.40%, and 12.90%, respectively.

New Capital Rules. On July 9, 2013, the OCC approved a final rule revising regulatory capital rules applicable to national banks and federal savings associations. The FDIC and the OCC issued the proposed rules on June 12, 2012. The rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011.

The new final rule contains three changes from the June 12, 2012 proposal to help reduce the burden on smaller banking organizations. First, the new final capital rule does not change the current treatment of residential mortgage exposures. Second, banking organizations that are not subject to the advance approaches capital rules can opt not to incorporate most amounts reported as Accumulated Other Comprehensive Income (“AOCI”) in the calculation of regulatory capital. This option is consistent with the treatment of AOCI under the current rules. Finally, smaller depository institution holding companies-those with assets less than $15 billion-will be allowed to count as Tier 1 capital most existing trust preferred securities that were issued prior to May 19, 2010 rather than phasing such securities out of regulatory capital. Most banking organizations are required to apply the new capital rules beginning on January 1, 2015. The rule includes new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The OCC also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the new rules, to be categorized as well-capitalized, the Bank would be required to maintain a common equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8%, a total capital ratio of 10%, and a Tier 1 leverage ratio of 5%.

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

Currently, the QTL test requires either (i) that a savings association qualifies as a domestic building and loan association as defined in Section 7701 (a)(19) of the Internal Revenue Code of 1986, as amended, (the “Code”) or (ii) that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; educational loans; small business loans; loans made through credit cards or credit card accounts; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; investments in a service corporation that derives at least 80% of its gross revenues from activities related to domestic or manufactured residential housing; 200% of the amount of loans and investments in “starter homes”; 200% of the amount of certain loans in “credit-needy” areas; loans for the purchase, construction, development, or improvements of “community service facilities” not in “credit-needy” areas; loans for personal, family, or household purchases (other than those in the includable without limit category); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 2013, the qualified thrift investments of the Bank were approximately 70.7% of its portfolio assets.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2013, the Bank had $5.9 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the sum of 0.04% of total assets as of the previous December 31 and 4.10% of outstanding advances. At December 31, 2013, the Bank had $457,000 in FHLB stock, which was in compliance with this requirement. No ready market exists for such stock and it has no quoted market value.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 2013, no reserves were required to be maintained on the first $12.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $67.1 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at an FRB, the effect of this reserve requirement is to reduce an institution's earning assets.

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

Year. The Bank files a federal income tax return on the basis of a fiscal year ending on December 31. The Company files a consolidated federal income tax return with both the Bank and the Service Corporation.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2013, the Bank's pre-1988 reserves for tax purposes totaled approximately $4.2 million.

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

Net Operating Loss Carryovers. A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2013, the Company had a $31.7 million NOL for federal income tax purposes that will be carried forward. The federal NOL carryforwards, if unused, expire in calendar years 2029 through 2033.The federal NOL includes $7.0 million remaining from the pre-ownership change NOL carryforward. Bear State’s investment in the Company on May 3, 2011, constituted an “ownership change” as defined in the Internal Revenue Code (the “Code”). In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses. The annual limit under Section 382 is approximately $405,000. At December 31, 2013, the Company had a $47.0 million NOL for state income tax purposes. The state NOL carryforwards, if unused, expire in calendar years 2014 through 2018.

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

Deferred Taxes. A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2013 and December 31, 2012. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

●	The Company has a long history of earnings profitability prior to 2009 and returned to profitability in 2012.
●	Future reversals of certain deferred tax liabilities.
●	Credit quality has improved, including significant improvements in classified loans and nonperforming loans.

As part of its analysis, the Company considered the following negative evidence:

●	The Company is in a cumulative tax loss position for the 3-year period ended December 31, 2013.
●	The Company may not meet its internal projections concerning future taxable income.
●	Although the Company returned to profitability in 2012, positive taxable income has not been attained.
●	Limitations on the Company’s ability to utilize its pre-change NOLs and certain recognized built-in losses to offset future taxable income pursuant to Section 382 of the Internal Revenue Code.

At December 31, 2013, and December 31, 2012, based on the weight of negative evidence presented, the Company determined that a valuation allowance relating to both the federal and state portion of our deferred tax asset was necessary.  In addition, the determination for the state deferred tax asset included negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $18.1 million and $4.8 million at December 31, 2013 were recorded for the federal deferred tax asset and the state deferred tax asset, respectively.

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

Concentrations of loans in Northwest, Northcentral and Central Arkansas may increase risk.

The Company’s success depends primarily on the general economic conditions in its primary market areas – Northwest, Northcentral and Central Arkansas. As of December 31, 2013, approximately 80% of the Company’s total loans receivable consisted of loans collateralized by real estate located in a six county region in northern Arkansas and Pulaski and Faulkner counties in Central Arkansas. Accordingly, the local economic conditions in these geographical areas have a significant impact on the ability of borrowers to repay loans as well as the Company’s ability to originate new loans. As such, a decline in real estate valuations in any of these markets could lower the value of the collateral securing those loans.

Concentrations of loans to certain borrowers may increase risk.

At December 31, 2013, the Bank’s largest ten loan relationships totaled $92.2 million, or 24% of total loans receivable. While all of these loans were pass rated credits, a significant deterioration in the credit quality of any of these borrowers could result in losses that could have a material adverse effect on the Company’s financial condition and results of operations.

The Bank has an elevated percentage of nonperforming loans and classified assets relative to total assets. If the allowance for loan and lease losses is not sufficient to cover actual loan losses, results of operations will be adversely affected.

At December 31, 2013, nonperforming loans totaled $11.9 million, representing 3.11% of total loans and 2.18% of total assets. At December 31, 2013, real estate owned totaled $8.6 million or 1.6% of total assets. As a result, the Company’s total nonperforming assets amounted to $20.6 million or 3.8% of total assets at December 31, 2013. Further, assets classified by management as substandard, including nonperforming loans and real estate owned, totaled $23.4 million, representing 4.3% of total assets. At December 31, 2013, the allowance for loan and lease losses was $12.7 million, representing 106.5% of nonperforming loans. In the event loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, significant loan losses could result, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

• the existence and effect of concentrations of credit; and

• results of regulatory examinations.

Based on these factors, management makes various assumptions and judgments about the ultimate collectability of the respective loan portfolios. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and management must make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, the Board of Directors and the OCC periodically review the allowance for loan and lease losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. The OCC’s judgments may differ from management. While management believes that the allowance for loan and lease losses is appropriate based on our evaluation, management may determine that an increase in the allowance for loan and lease losses is needed or regulators may require an increase in the allowance. Either of these occurrences could materially and adversely affect the Company’s financial condition and results of operations.

Changes in interest rates could have a material adverse effect on the Bank’s profitability and asset values.

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect net interest income by affecting the difference between the weighted average yield earned on interest earning assets and the weighted average rate paid on interest bearing liabilities, or interest rate spread, and the average life of interest earning assets and interest bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. As of December 31, 2013, the Bank estimates that its one-year cumulative repricing gap position was a positive 3% of total assets and the one-year ratio of interest earning assets to interest bearing liabilities was 108% with both measures including assumptions for loan prepayments and calls of investment securities. Based on these measures, the Bank estimates a limited impact on earnings for various interest rate change scenarios. Floating or adjustable rate loans made up approximately 36% of the $383.9 million of total loans receivable. Fixed rate loans of approximately 64% of total loans receivable had a weighted average remaining contractual term of approximately 5.8 years. Significant changes in the composition of our rate sensitive assets or liabilities could result in a more unbalanced position possibly causing interest rate changes to have a material impact on our earnings. In addition, earnings may be adversely affected during any period of changes in interest rates due to a number of factors including among other items, call features and interest rate caps and floors on various assets and liabilities, prepayments, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

In addition a significant and prolonged increase in interest rates could have a material adverse effect on the fair value of the investment securities portfolio classified as available for sale and, accordingly, shareholders’ equity. At December 31, 2013 the Bank had $70.8 million of investment securities, all of which were classified as available for sale which resulted in recording a net unrealized loss of $467,000. Based on market rates at December 31, 2013 it was estimated that a 200 basis point increase in rates would have resulted in an approximate 7.9% decrease in the fair value of the securities.

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

Difficult economic conditions in recent years have resulted in increased bank failures and expectations of future bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding. Recent bank failures have substantially depleted the insurance fund of the FDIC and reduced the fund's ratio of reserves to insured deposits. If the FDIC elects to increase deposit insurance premiums and assessments, the Company’s noninterest expense could increase significantly.

Future bank failures in local markets could cause increased and bulk sales of bank-owned properties, reducing the value of our REO, resulting in additional losses, costs and expenses that may negatively affect the Company’s operations.

Future bank failures or an increase in the number of troubled banks in the Bank’s geographic regions could adversely impact the value of our REO. Declines in the housing market during recent years, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of real estate loans and resulted in significant write-downs of assets by many financial institutions in our markets. Future bank failures or an increase in the number of troubled banks in the areas in which the Bank operates could exacerbate these conditions. Such effects may be particularly pronounced in a market like Northwest Arkansas with reduced real estate values and excess inventory, which may make the disposition of REO properties more difficult, increase maintenance costs and expenses, and reduce the Company’s ultimate realization from any REO sales. At December 31, 2013 and 2012, the Company had $8.6 million and $16.7 million of REO, respectively. At December 31, 2013, the Bank’s REO portfolio included $4.7 million of land. Land sales and values have been particularly slow to recover. While the Bank’s REO and REO-related expenses are trending downward due to a decrease in the amount of its REO properties and management believes that general economic conditions in its market areas have been improving, a slowing or reversal in this economic recovery or future weakness in the housing market, particularly in Northwest Arkansas, could reduce the value of the Bank’s existing REO. Additionally, if such conditions materialize, the number of properties comprising the Bank’s REO portfolio could increase. If the amount of the Bank’s REO properties or real estate owned by other banks in our market areas increases, the Company’s losses and the costs and expenses of maintaining our REO would likely increase. Any additional increase in losses, and maintenance costs and expenses due to REO could have a material adverse impact on the Company’s business, results of operations and financial condition.

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

■

Economic conditions in the Bank’s markets that negatively affect housing prices and the job market have resulted, and may continue to result, in deterioration in credit quality of the Bank’s loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business and financial condition.

■	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

■

The processes the Company uses to estimate the allowance for loan and lease losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

■

The Bank’s ability to assess the creditworthiness of its customers may be impaired if the processes and approaches it uses to select, manage, and underwrite its customers become less predictive of future charge-offs.

■

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

As of December 31, 2013, approximately 51% of loans were related to commercial real estate and construction projects. Commercial real estate and construction lending is generally considered to involve a higher degree of risk than single family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms that often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  The loan portfolio also includes commercial business loans to small and medium-sized businesses, which generally are secured by various equipment, machinery and other corporate assets, and a variety of consumer loans, including automobile loans, deposit account secured loans and unsecured loans.  Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.  In addition, a portion of the loan portfolio is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property.  These loans are susceptible to adverse conditions in the real estate market and local economy.  Uncertainties related to these lending activities could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations.

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

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the financial services industry. Over the past several years, the scale of response by U.S. financial regulators has been significant. New legislative proposals continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including with respect to compensation, interest rates and the effect of bankruptcy proceedings on consumer real property mortgages. Further, federal and state regulatory agencies may adopt changes to their regulations and/or change the manner in which existing regulations are applied. Management cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulation to the Company or the Bank. Compliance with current and potential regulation and scrutiny may significantly increase costs, impede the efficiency of internal business processes, require us to increase regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance. Additionally, evolving regulations concerning executive compensation may impose limitations that affect our ability to compete successfully for executive and management talent.

In addition, given the current economic and financial environment, our regulators may elect to alter standards or their interpretation of the standards used to measure regulatory compliance or to determine the adequacy certain risk management or other operational practices for financial services companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have discretion in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of our asset quality differs negatively from ours, additional charges may be required that would have the effect of materially reducing our earnings, capital ratios and stock price.

The U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on July 21, 2010, which includes sweeping changes in the banking regulatory environment. The Dodd-Frank Act changed our primary regulator and may, among other things, alter the regulation of certain business activities and increase the cost of doing business. While many of the provisions in the Dodd-Frank Act are aimed at larger financial institutions, and some will affect only institutions with different charters or institutions that engage in different activities, it will likely increase the Company and the Bank’s regulatory compliance burden and may have other adverse effects, including increasing the costs associated with regulatory examinations and compliance measures. The Company and the Bank are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effects of the Dodd-Frank Act on the Company and the Bank are still undetermined, the law is likely to result in increased compliance costs, higher regulatory costs, and possible operational restrictions.

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

Like any corporation, we are also subject to risk arising from potential employee misconduct, including non-compliance with policies. Any interventions by regulatory authorities may result in adverse judgments, settlements, fines, penalties, injunctions, suspension or expulsion of our officers or directors from the banking industry or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the industry. Significant regulatory action against the Company or the Bank or its officers or directors could materially and adversely affect the Company and the Bank’s business, financial condition or results of operations or cause significant reputational harm.

The Bank may incur increased employee benefit costs which could have a material adverse effect on its financial condition and results of operations.

The Bank is a participant in the multiemployer Pentegra Defined Benefit Plan (the “Pentegra DB Plan”). Since the Pentegra DB Plan is a multiemployer plan, contributions of participating employers are commingled and invested on a pooled basis without allocation to specific employers or employees. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. In addition, if a participating employer stops contributing to the plan, the unfunded obligations of the multiemployer plan may be borne by the remaining participating employers.

On April 30, 2010, the Board of Directors of the Bank elected to freeze the Pentegra DB Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra DB Plan and closing the Pentegra DB Plan to new participants as of that date. The Pentegra DB Plan is noncontributory and prior to July 1, 2010 covered substantially all employees. Since July 1, 2010, the Bank has continued to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan.  The level of amortization charges is determined by the Pentegra DB Plan's funding shortfall, which is determined by comparing the Pentegra DB Plan’s liabilities to the Pentegra DB Plan’s assets.  Net pension expense was approximately $532,000 and $566,000 for the years ended December 31, 2013 and 2012, respectively, and contributions to the Pentegra DB Plan totaled $622,000 and $991,000 for the years ended December 31, 2013 and 2012, respectively. Future pension funding requirements, and the timing of funding payments, are also subject to changes in legislation. Based on factors that influence the levels of plan assets and liabilities, such as the level of interest rates and the performance of plan assets, it is reasonably possible that events could occur that would materially change the estimated amount of the Bank’s required contribution in the near term. Additionally, if the Bank were to terminate its participation in the Pentegra DB Plan, the Bank could incur a significant withdrawal liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

The trading volume of the Company’s common stock is lower than that of other financial services companies and the market price of our common stock may fluctuate significantly, which can make it difficult to sell shares of the Company’s common stock at times, volumes and prices attractive to our shareholders.

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

The market price of our common stock has been volatile in the past and may fluctuate significantly as a result of a variety of factors, many of which are beyond our control.  These factors include, in addition to those described elsewhere in this Annual Report on Form 10-K:

●	actual or anticipated quarterly or annual fluctuations in our operating results, cash flows and financial condition;

●	changes in earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

●	speculation in the press or investment community generally or relating to our reputation or the financial services industry;

●	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

●	fluctuations in the stock price and operating results of our competitors;

●	future issuances or re-sales of our equity or equity-related securities, or the perception that they may occur;

●	proposed or adopted regulatory changes or developments;

●	anticipated or pending investigations, proceedings, or litigation or accounting matters that involve or affect us;

●	domestic and international economic factors unrelated to our performance; and

●	general market conditions and, in particular, developments related to market conditions for the financial services industry.

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

As a result of the lower trading volume of the Company’s common stock and its susceptibility to market price volatility, shareholders may not be able to resell their shares at times, volumes or prices they find attractive.

Bear State holds a controlling interest in the Company’s common stock and may have interests that differ from the interests of other shareholders.

Bear State currently owns approximately 79% of Company common stock, assuming exercise of outstanding warrants held by it. Following consummation of the Merger and the Private Placement, we anticipate that Bear State will own approximately 63.4% of Company common stock, assuming exercise of outstanding warrants held by it. As a result, Bear State is able to control the election of directors, determine corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to Company shareholders for approval. Such transactions may include mergers and acquisitions, sales of all or some of the Company’s assets or purchases of assets, and other significant corporate transactions. Bear State also has sufficient voting power to amend our organizational documents.

The interests of Bear State may differ from those of the Company’s other shareholders, and it may take actions that advance its interests to the detriment of other shareholders. Additionally, Bear State is in the business of making investments in or acquiring financial institutions and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with the Company. Bear State may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to the Company.

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

The Company’s common stock is currently listed on the NASDAQ Global Market. NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under NASDAQ’s rules, if an individual or another entity owns more than 50% of the voting power for the election of directors of a listed company, that company is considered a “controlled company” and is exempt from rules relating to independence of the board of directors and the compensation and nominating committees. The Company is a controlled company because Bear State owns more than 50% of the voting power for the election of directors. Accordingly, the Company is exempt from certain corporate governance requirements, and holders of the Company’s common stock may not have all the protections that these rules are intended to provide. Notwithstanding the Company’s exemption from these requirements, six of the nine current directors of the Company are deemed to be independent in accordance with NASDAQ listing requirements.

Shares of Company common stock are not an insured deposit and are subject to substantial investment risk.

Investments in Company common stock are not a savings or deposit account or other obligation of its subsidiary bank and are not insured or guaranteed by the FDIC or any other governmental agency. Investment in Company common stock is inherently risky for the reasons described in this "RISK FACTORS" section and in the documents incorporated by reference, and is subject to the same market forces that affect the market price of common stock of any company. As a result, you may lose some or all of your investment.

The management of the Company may be required to dedicate significant time and effort to the merger with FNSC and the integration of FNSC into the Company, all of which may divert their attention from other business concerns of and their responsibility to the Company.

The Merger has and will continue to cause the management of the Company to focus a portion of its time and energies on matters related to the Merger that otherwise would be directed to the business and operations of the Company. Any significant diversion of management’s attention could affect the Company’s ability to service existing business and develop new business and adversely affect the earnings of the Company.

If the Merger is not completed, the Company’s business may be adversely affected.

A termination of the Merger Agreement prior to the closing could have negative consequences for the Company. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, the market price of the Company’s common stock could decline to the extent that the current market prices reflect an assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances involving consummation of a competing transaction, the Company may be required to pay FNSC a termination fee of $3,000,000.

Combining the Company and FNSC may be more difficult, costly or time-consuming than expected, and failure to do so quickly and efficiently could reduce the Company’s profitability, affect its stock price and either delay or prevent realization of many of the potential benefits of the Merger.

The success of the Company following the Merger may depend in large part on the ability to integrate the two businesses and cultures. If the Company and FNSC are not able to integrate their operations efficiently and timely, the expected benefits of the Merger may not be realized. It is possible that the integration process following completion of the Merger could result in the loss of key employees, disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect the combined company’s ability to maintain relationships with the Company’s or FNSC’s existing customers and employees or to achieve the anticipated benefits of the Merger. As with any merger of banking institutions, there also may be business disruptions that cause the Company and FNSC to lose customers. Following the Merger, the Company may be required to spend additional time and money on operating compatibility, which could otherwise be spent on developing the Company’s business. If the Company and FNSC do not integrate operations effectively or efficiently, it could harm the Company’s business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

At December 31, 2013, the Bank conducted its business from its executive offices in Harrison and Little Rock, Arkansas, eleven full service offices, one limited service banking facility, and one loan production office, all of which are located in Northwest, Northcentral, and Central Arkansas.

The following table sets forth information with respect to the offices and other properties of the Bank at December 31, 2013.

Description/Address		Leased/ Owned	Description/Address		Leased/ Owned

1401 Highway 62/65 North Harrison, AR 72601	FS	Owned	2000 Promenade Boulevard Rogers, AR 72758	FS	Leased(1)

124 South Willow Harrison, AR 72601	LS	Owned	1303 West Hudson Rogers, AR 72758		Owned (4)

324 Hwy. 62/65 Bypass Harrison, AR 72601	FS	Owned	3460 North College Fayetteville, AR 72703	FS	Owned

8201 Cantrell Rd, Suite 140 Little Rock, AR 72227	FS	Leased(5)	2025 North Crossover Road Fayetteville, AR 72703	FS	Owned

668 Highway 62 East Mountain Home, AR 72653	FS	Owned	2905 S. Walton Blvd, Suite 13 Bentonville, AR 72712	LP	Leased(6)

1337 Highway 62 SW Mountain Home, AR 72653	FS	Owned	2030 West Elm Rogers, AR 72756		Owned(4)

301 Highway 62 West Yellville, AR 72687	FS	Owned	3027 Highway 62 East Mountain Home, AR 72653	FS	Owned

307 North Walton Blvd. Bentonville, AR 72712	FS	Owned	225 N. Bloomington Street, Ste. H Lowell, AR 72745		Owned(3)

3300 West Sunset Springdale, AR 72762	FS	Owned	200 West Stephenson Harrison, AR 72601		Owned(7)

900 S Shackleford Rd St 605 Little Rock, AR 72211		Leased(2)

LP = Loan Production Office FS = Full Service Office LS = Limited Service
(1)	Such property is subject to a ten-year lease expiring March 1, 2018, with five five-year renewal options.
(2)	Such property is subject to a lease expiring December 31, 2015, and includes executive offices.
(3)	Such property houses certain loan operation functions of First Federal Bank as well as area leased to third parties.
(4)	This location is being marketed for sale.
(5)	Such location is subject to two separate five-year leases expiring in July and August 2018, each with one five-year renewal option.
(6)	Such property is subject to a five-year lease expiring in November 2018, with two five-year renewal options.
(7)	Such property houses computer and operational support functions as well as area leased to a third party.

Item 3. Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company's common stock are traded under the symbol "FFBH" on the NASDAQ Global Market. Following consummation of the Merger, the Company intends to change its name to Bear State Financial, Inc. and anticipates changing its ticker symbol from “FFBH” to “BSF.” The common stock will continue to be listed on the NASDAQ Global Market following the Merger. At March 20, 2014, the Company had 20,041,497 shares of common stock outstanding and had approximately 679 holders of record.

The following table sets forth the dividends declared and the reported high and low sales prices of a share of the Company's common stock as reported by NASDAQ for the periods indicated.

Quarter Ended	Year Ended December 31, 2013			Year Ended December 31, 2012
	High	Low	Dividend	High	Low	Dividend
March 31	$10.00	$9.01	--	$7.34	$4.30	--
June 30	$10.05	$7.55	--	$9.97	$6.00	--
September 30	$10.00	$7.91	--	$10.74	$7.50	--
December 31	$9.61	$8.53	--	$10.72	$8.11	--

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during 2013.

Item 6. Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below and on the following page is not complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein and incorporated by reference herein.

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except Per Share Data)
Selected Financial Condition Data:
Total assets	$548,872	$530,395	$579,046	$600,046	$731,070
Cash and cash equivalents	23,970	42,607	79,799	36,407	22,149
Interest bearing time deposits in banks	24,118	29,592	27,113	--	--
Investment securities–held to maturity	--	--	--	--	135,531
Investment securities–available for sale at fair value	70,828	53,325	62,077	83,106	--
Loans receivable, net	371,149	337,328	331,453	381,343	481,542
Loans held for sale	4,205	4,435	3,339	4,502	1,012
Allowance for loan and lease losses	12,711	15,676	20,818	31,084	32,908
Real estate owned, net	8,627	16,658	28,113	44,706	35,155
Deposits	469,725	455,051	498,581	541,800	624,624
Other Borrowings	5,941	3,109	6,679	18,193	59,546
Stockholders' equity	71,187	69,660	68,893	36,120	43,300

Selected Operating Data:
Interest income	$18,365	$19,799	$23,072	$30,063	$36,549
Interest expense	3,392	4,422	6,682	9,838	15,255
Net interest income	14,973	15,377	16,390	20,225	21,294
Provision for loan losses	--	22	859	6,959	44,365
Net interest income (loss) after provision for loan losses	14,973	15,355	15,531	13,266	(23,071)
Noninterest income	5,426	6,587	6,294	9,052	7,520
Noninterest expense	19,659	21,187	40,859	26,827	29,799
Income (loss) before income taxes	740	755	(19,034)	(4,509)	(45,350)
Income tax provision (benefit)	11	--	--	(474)	148
Net income (loss)	$729	$755	$(19,034)	$(4,035)	$(45,498)
Preferred stock dividends, accretion of discount and gain on redemption of preferred stock	--	--	(10,500)	891	728
Net income (loss) available to common stockholders	$729	$755	$(8,534)	$(4,926)	$(46,226)

Earnings (Loss) per Common Share:
Basic	$0.04	$0.04	$(0.67)	$(5.08)	$(47.69)
Diluted	0.03	0.04	(0.67)	(5.08)	(47.69)

Cash Dividends Declared per Common Share	$--	$--	$--	$--	$0.15

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Operating Ratios(1):
Return on average assets	0.14%	0.14%	(3.18)%	(0.60)%	(5.84)%
Return on average equity	1.02	1.08	(28.85)	(9.43)	(57.33)
Average equity to average assets	13.32	12.59	11.03	6.34	10.19
Interest rate spread(2)	3.02	3.03	3.06	3.34	2.96
Net interest margin(2)	3.09	3.09	3.12	3.35	3.06
Net interest income after provision for loan losses to noninterest expense	76.16	72.47	38.01	49.45	(77.42)
Noninterest expense to average assets	3.68	3.82	6.83	3.97	3.83
Average interest earning assets to average interest bearing liabilities	110.21	108.26	104.82	100.60	104.64
Operating efficiency(3)	96.37	96.46	180.12	91.63	103.42

Asset Quality Ratios(4):
Nonaccrual loans to total assets	2.18	3.55	5.86	8.22	5.86
Nonperforming assets to total assets(5)	3.75	6.69	10.79	15.67	10.67
Allowance for loan and lease losses to classified loans(6)	86.09	45.41	27.77	22.00	28.17
Allowance for loan and lease losses to total loans	3.31	4.44	5.90	7.53	6.40

Capital Ratios(7):
Tangible capital to adjusted total assets	12.90	12.73	11.22	6.36	5.75
Core capital to adjusted total assets	12.90	12.73	11.22	6.36	5.75
Risk-based capital to risk-weighted assets	18.68	19.77	19.62	10.72	9.97

Other Data:
Dividend payout ratio(8)	Note (9)	Note (9)	Note (9)	Note (9)	Note (9)
Full service offices at end of period	12	14	18	18	20

(1)	Ratios are based on average daily balances.
(2)

Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percent of average interest earning assets.

(3)	Noninterest expense to net interest income plus noninterest income.
(4)	Asset quality ratios are end of period ratios.
(5)	Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due.
(6)	Classified loans consist of loans graded substandard, doubtful or loss.
(7)	Capital ratios are end of period ratios for First Federal Bank.
(8)	Dividend payout ratio is the total common stock dividends declared divided by net income available to common stockholders.
(9)	Dividend payout ratio is not meaningful for 2009 due to the Company’s net loss in that year. No dividends were paid in 2010, 2011, 2012 or 2013.

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

2013 OVERVIEW

The Company’s net income was $729,000 for the year ended December 31, 2013, compared to a net income of $755,000 for the year ended December 31, 2012. The primary reasons for the $26,000 decrease in net income during 2013 were a $404,000 decrease in net interest income and a $1.2 million decrease in noninterest income, partially offset by a $1.5 million decrease in noninterest expenses.

The Bank made substantial progress in reducing its level of nonperforming assets during 2013. Total nonperforming assets at December 31, 2013, including nonaccrual loans and real estate owned, totaled $20.6 million, or 3.8% of total assets, a reduction of $14.9 million compared to December 31, 2012. The Bank has also reduced its level of classified loans to $14.8 million at December 31, 2013 compared to $34.5 million at December 31, 2012. The primary drivers in improving the Bank’s nonperforming assets and classified loans were the Bank’s concerted efforts to work out or settle nonperforming loans and to aggressively market REO properties for sale, resulting in sales and repayments on nonaccrual loans totaling $5.3 million and sales of REO of $9.8 million. The Bank sold $14.7 million of classified loans during the year ended December 31, 2013, which included $2.3 million of nonaccrual loans.

While the Bank is continuing its focus on reducing nonperforming assets, it is equally focused on improving its operational performance through improving its net interest margin, increasing noninterest income, and controlling noninterest expense.

RECENT DEVELOPMENTS

Special Meeting of Shareholders

At its special meeting of shareholders on March 21, 2014, the shareholders of the Company approved proposals regarding:

●	adoption of the previously announced Agreement and Plan of Merger, dated July 1, 2013, by and among the Company and First National Security Company (“FNSC”),
●	increase in the number of authorized shares of common stock of the Company from 30,000,000 to 100,000,000,
●	amendment to the articles of incorporation of the Company to change the name of First Federal Bancshares of Arkansas, Inc. to Bear State Financial, Inc., and
●	a private placement of 2,531,645 shares of Company common stock at a per share price of $7.90 to Bear State, the Company’s largest shareholder, and to certain members of Bear State individually.

Share Repurchase Program

On February 19, 2014, the Board of Directors of the Company approved a share repurchase program permitting the Company to repurchase up to $1,000,000 of its common stock over the next 12 months.

Extension of Bear State

On February 19, 2014, Bear State Financial Holdings, LLC (“Bear State”), the Company’s principal shareholder owning approximately 79% of the Company’s common stock (assuming full exercise of the outstanding warrants held by it), notified the Company that its members agreed to extend the duration of Bear State for two (2) additional years by extending the automatic termination under Bear State’s Operating Agreement until June 27, 2016. The Bear State Operating Agreement was scheduled to terminate on June 27, 2014.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, the following estimates, due to the judgments, estimates and assumptions inherent in those policies, are critical to preparation of our financial statements.

●	Determination of our allowance for loan and lease losses
●	Valuation of real estate owned
●	Valuation of investment securities
●	Valuation of our deferred tax assets

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

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for 2013 was $15.0 million compared to $15.4 million in 2012. The decrease in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for 2013 was $18.4 million compared to $19.8 million in 2012. The decrease in interest income in 2013 compared to 2012 was primarily related to a decrease in yields earned on loans receivable. The decrease in yields earned on loans receivable is primarily due to origination during the period of high quality loans with average market rates lower than the weighted average rate of the Bank’s portfolio in the same period last year.

Interest Expense.   Interest expense for 2013 was $3.4 million compared to $4.4 million in 2012. The decrease in interest expense in 2013 compared to 2012 was primarily due to a decrease in the average balance of deposits as well as a decrease in average rate paid on deposits. The decrease in the average rate paid on deposit accounts reflects decreases in market interest rates and Bank management’s pricing of its deposits at such levels to maintain deposit balances commensurate with its overall balance sheet management and liquidity position.

Rate/Volume Analysis. The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by prior rate); (ii) changes in rate (changes in rate multiplied by prior average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume); and (iv) the net change.

	Year Ended December 31,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$185	$(1,610)	$(17)	$(1,442)
Investment securities	23	30	--	53
Other interest earning assets	(109)	80	(16)	(45)
Total interest earning ssets	99	(1,500)	(33)	(1,434)

Interest expense:
Deposits	(157)	(857)	31	(983)
Other borrowings	(47)	--	--	(47)
Total interest bearing liabilities	(204)	(857)	31	(1,030)
Net change in net interest income	$303	$(643)	$(64)	$(404)

	Year Ended December 31,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$(1,111)	$(1,364)	$76	$(2,399)
Investment securities	(454)	(733)	124	(1,063)
Other interest earning assets	13	171	5	189
Total interest earning assets	(1,552)	(1,926)	205	(3,273)

Interest expense:
Deposits	(443)	(1,704)	118	(2,029)
Other borrowings	(220)	(33)	22	(231)
Total interest bearing liabilities	(663)	(1,737)	140	(2,260)
Net change in net interest income	$(889)	$(189)	$65	$(1,013)

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

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable(1)	$361,094	$16,202	4.49%	$357,337	$17,644	4.94%	$378,303	$20,043	5.30%
Investment securities(2)	59,301	1,671	2.82	58,476	1,618	2.77	70,394	2,681	3.81
Other interest earning assets	63,811	492	0.77	80,131	537	0.67	77,349	348	0.45
Total interest earning assets	484,206	18,365	3.79	495,944	19,799	3.99	526,046	23,072	4.39
Noninterest earning assets	50,325			58,823			72,077
Total assets	$534,531			$554,767			$598,123
Interest bearing liabilities:
Deposits	$436,735	3,339	0.76	$453,134	4,322	0.95	$487,095	6,351	1.30
Other borrowings	2,615	53	2.03	4,961	100	2.02	14,738	331	2.24
Total interest bearing liabilities	439,350	3,392	0.77	458,095	4,422	0.96	501,833	6,682	1.33
Noninterest bearing deposits	21,710			23,193			25,894
Noninterest bearing liabilities	2,283			3,644			4,427
Total liabilities	463,343			484,932			532,154
Stockholders' equity	71,188			69,835			65,969
Total liabilities and stockholders' equity	$534,531			$554,767			$598,123

Net interest income		$14,973			$15,377			$16,390
Net earning assets	$44,856			$37,849			$24,213
Interest rate spread			3.02%			3.03%			3.06%
Net interest margin			3.09%			3.09%			3.12%
Ratio of interest earning assets to interest bearing liabilities			110.21%			108.26%			104.82%

________________

(1) Includes nonaccrual loans.

(2) Includes FHLB stock.

Provision for Loan Losses. The provision for loan losses represents the amount that is added to the allowance for loan and lease losses (“ALLL”) for the purpose of maintaining the ALLL at a level considered adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The adequacy of the ALLL is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and other qualitative factors.

Management determined that no provision for loan losses was required for the year ended December 31, 2013, primarily due to decreases in nonperforming and classified loans and continued improvement in the Bank’s loan portfolio and ALLL coverage of nonaccrual loans. The ALLL as a percentage of loans receivable was 3.3% at December 31, 2013, compared to 4.4% at December 31, 2012. The ALLL as a percentage of nonaccrual loans was 106.5% at December 31, 2013, compared to 83.3% at December 31, 2012. The ALLL as a percentage of classified loans was 86.1% at December 31, 2013, compared to 45.4% at December 31, 2012. For additional information relating to the allowance and provision for loan losses, refer to the Allowance for Loan and Lease Losses section of this Management’s Discussion and Analysis.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, gain on sale of investment securities, and earnings on life insurance policies. Total noninterest income of $5.4 million for 2013 decreased $1.2 million from $6.6 million in 2012. This decrease was primarily due to a $517,000 decrease in gains on sales of investment securities and an $892,000 decrease in deposit fee income, partially offset by a $180,000 increase in gains on sales of loans. Gain on sale of loans increased to $1.1 million in 2013 from $923,000 in 2012 primarily due to an increase in the number of secondary market loan originations and related sales as well as an increase in the average gain per loan. Deposit fee income was down from $4.0 million in 2012 to $3.1 million in 2013 primarily due to a decrease in insufficient funds fee revenue.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, FDIC insurance expense, data processing expense, real estate owned expense, net, and other operating expense. Total noninterest expense decreased $1.5 million or 7% during 2013 compared to 2012. The variances in these and certain other noninterest expense items are further explained in the following paragraphs, with the expense decrease in 2013 being primarily comprised of decreases in net real estate owned expense, FDIC insurance expense, and data processing expense.

Salaries and Employee Benefits. Salaries and employee benefits increased $325,000 for the year ended December 31, 2013 compared to the same period 2012. This increase was primarily attributable to an increase in incentive and stock compensation.

Real estate owned, net. The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,		Increase
	2013	2012	(Decrease)
Loss provisions	$682	$1,388	$(706)
Net (gain) loss on sales	(753)	(1,223)	470
Taxes and insurance	185	491	(306)
Other	115	61	54
Total	$229	$717	$(488)

The decrease in REO loss provisions, net gains on sales of REO, and REO expenses in 2013 compared to 2012 was primarily due to a decrease in REO balances and the number of REO properties. Real estate owned expenses such as taxes, insurance and maintenance as well as rental income are expected to continue to decline as the size of the REO portfolio continues to decline. Future levels of loss provisions and net gains or losses on sales of real estate owned will be dependent on market conditions.

FDIC Insurance. The Bank’s FDIC insurance expense decreased $459,000 for the year ended December 31, 2013 compared to the same period in 2012 primarily due to a change in the assessment rate.

Data Processing. The decrease in data processing expense of $563,000 for the year ended December 31, 2013 compared to the same period in 2012 was primarily related to one-time costs incurred in 2012 associated with the Bank’s conversion of its operational software during the second quarter of 2012.

Professional Fees. The decrease in professional fees of $350,000 for the year ended December 31, 2013 compared to the same period in 2012 was primarily due to a decrease in audit fees and a decrease in loan-related legal fees.

Other Noninterest Expense. Other noninterest expense increased $356,000 or 20% for the year ended December 31, 2013 compared to the same period in 2012, primarily due to consulting and third party management fees and expenses incurred in connection with the pending merger with FNSC.

Income Taxes. The Company had no taxable income in 2013 or 2012 and recorded a valuation allowance for the full amount of its net deferred tax asset as of December 31, 2013 and December 31, 2012, respectively. The income tax expense of $11,000 recorded for the year ended December 31, 2013 represents the Company’s alternative minimum tax payment resulting from the amendment of the Company’s 2010 federal income tax return. See Note 12 to the consolidated financial statements contained herein in Item 8 for further information.

Lending Activities

Loan Composition. The following table sets forth certain data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Mortgage loans:
One-to four-family residential	$129,308	33.68%	$157,936	44.71%	$195,660	55.47%	$232,500	56.34%	$263,012	51.12%
Multifamily residential	25,773	6.71	20,790	5.89	20,476	5.81	25,356	6.14	27,987	5.44
Nonfarm nonresidential	168,902	43.99	138,014	39.08	95,920	27.20	92,767	22.49	104,618	20.34
Construction and land development	26,554	6.92	14,551	4.12	25,012	7.09	39,595	9.60	86,373	16.80
Total real estate loans	350,537	91.30	331,291	93.80	337,068	95.57	390,218	94.57	481,990	93.70

Commercial loans	29,033	7.56	16,083	4.55	7,603	2.16	10,376	2.51	14,575	2.83

Consumer loans	4,368	1.14	5,818	1.65	8,015	2.27	12,053	2.92	17,862	3.47

Total loans receivable	383,938	100.00%	353,192	100.00%	352,686	100.00%	412,647	100.00%	514,427	100.00%

Less:
Unearned discounts and net deferred loan costs (fees)	(78)		(188)		(415)		(220)		23
Allowance for loan and lease losses	(12,711)		(15,676)		(20,818)		(31,084)		(32,908)
Total loans receivable, net	$371,149		$337,328		$331,453		$381,343		$481,542

Total loans receivable increased $30.7 million to $383.9 million at December 31, 2013, compared to $353.2 million at December 31, 2012. The increase in loans was due to an increase in loan originations partially offset by repayments and the sale of $14.7 million of classified loans in the second quarter of 2013.

Loan Concentrations. Loan concentrations are defined as loans to borrowers engaged in similar business-related activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices. As of December 31, 2013 and 2012, there was no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business that exceeded 10% of total loans, except within the nonfarm nonresidential category, where $80.0 million of loans are collateralized by office buildings and $45.5 million are collateralized by retail properties, representing 21% and 12% of total loans, respectively.

Loan Maturity and Interest Rates. The following table sets forth certain information at December 31, 2013, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	After One Year Through Five Years	After Five Years	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$6,102	$29,115	$94,091	$129,308
Multifamily residential	--	25,730	43	25,773
Nonfarm nonresidential	9,821	79,939	79,142	168,902
Construction and land development	8,431	14,444	3,679	26,554
Commercial loans	13,463	13,880	1,690	29,033
Consumer loans	1,049	2,988	331	4,368
Total(1)	$38,866	$166,096	$178,976	$383,938

     (1)     Gross of unearned discounts and net deferred loan costs and the allowance for loan and lease losses.

The following table sets forth the dollar amount of the Bank's loans at December 31, 2013, due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$46,233	$76,973	$123,206
Multifamily residential	23,552	2,221	25,773
Nonfarm nonresidential	120,894	38,187	159,081
Construction and land development	14,476	3,647	18,123
Commercial loans	4,871	10,699	15,570
Consumer loans	1,788	1,531	3,319
Total	$211,814	$133,258	$345,072

Scheduled contractual maturities of loans do not necessarily reflect the actual term of the Bank's loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments.

ASSET QUALITY

Generally, when a borrower fails to make a payment before the expiration of the loan’s assigned grace period, a late charge is assessed and a notice is mailed. Collection personnel make frequent contacts with the borrower until the delinquency is cured or until an acceptable repayment plan has been agreed upon. Contact, by phone and mail, with borrowers begins prior to the expiration of the loan’s assigned grace period. The Bank attempts to work with troubled borrowers to return their loans to performing status where possible. Generally, when a consumer loan is 60 days past due and the borrower has not indicated a willingness to work with the Bank to bring the account current within a reasonable period of time, collection personnel will mail a letter giving the borrower 10 days to bring the account current or make acceptable arrangements. If the borrower fails to cure the default, the collateral will be foreclosed or repossessed, as applicable, in accordance with all applicable legal and regulatory standards. The decision on when to proceed with foreclosure/repossession is made on a case-by-case basis.

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

Real estate properties acquired through foreclosure are initially recorded at fair value less estimated selling costs. Fair value is typically determined based on the lower of a current appraised value or management’s estimate of the net realizable value based on the listing price of the property. Valuations of real estate owned are generally performed at least annually.

Nonperforming Assets. The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
Nonaccrual Loans:	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets
One- to four-family residential	$4,258	0.77%	$7,027	1.32%	$12,500	2.16%	$24,842	4.14%	$13,115	1.79%
Multifamily residential	--	--	--	--	4,645	0.80%	6,094	1.02%	1,431	0.20%
Nonfarm nonresidential	4,057	0.75%	7,236	1.37%	13,238	2.29%	10,742	1.79%	6,795	0.93%
Construction and land development	3,249	0.59%	4,133	0.77%	3,401	0.59%	6,873	1.15%	20,934	2.87%
Commercial	350	0.06%	402	0.08%	72	0.01%	689	0.10%	463	0.06%
Consumer	24	0.01%	26	0.01%	98	0.01%	112	0.02%	129	0.01%

Total nonaccrual loans	11,938	2.18%	18,824	3.55%	33,954	5.86%	49,352	8.22%	42,867	5.86%

Accruing loans 90 days or more past due	--	--	--	--	388	0.07%	--	--	--	--

Real estate owned	8,627	1.57%	16,658	3.14%	28,113	4.86%	44,706	7.45%	35,155	4.81%

Total nonperforming assets	20,565	3.75%	35,482	6.69%	62,455	10.79%	94,058	15.67%	78,022	10.67%
Performing restructured loans	494	0.09%	5,816	1.10%	5,207	0.90%	5,254	0.88%	4,609	0.63%

Total nonperforming assets and performing restructured loans (1)	$21,059	3.84%	$41,298	7.79%	$67,662	11.69%	$99,312	16.55%	$82,631	11.30%

(1)

The table above does not include substandard loans which were judged not to be impaired totaling $2.9 million, $12.1 million, $36.1 million, $50.4 million and $37.3 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(2)

Loan balances are presented net of undisbursed loan funds, partial charge-offs, and interest payments recorded as reductions of principal for financial reporting purposes. For December 31, 2010 and prior, loan balances are also reported net of specific loan loss allowances.

During 2013, total nonperforming assets decreased $14.9 million, from $35.5 million at December 31, 2012 to $20.6 million at December 31, 2013. The decrease reflects a $6.9 million reduction in nonaccrual loans and an $8.0 million reduction in real estate owned.

Interest income recorded during the years ended December 31, 2013, 2012, 2011, 2010 and 2009 for loans in the above table was $21,000, $518,000, $715,000, $2.0 million, and $1.1 million, respectively. Under their original terms, these loans would have reported approximately $873,000, $1.5 million, $2.3 million, $3.5 million and $3.7 million of interest income for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	December 31, 2013		December 31, 2012		Increase (Decrease)
	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total	Balance

Bankruptcy or foreclosure	8.7%	$1,043	12.5%	$2,347	(3.8)%	$(1,304)
Over 90 days past due	52.8	6,308	52.7	9,913	0.1	(3,605)
30-89 days past due	5.3	637	7.0	1,311	(1.7)	(674)
Not past due	33.2	3,950	27.8	5,253	5.4	(1,303)
	100.0%	$11,938	100.0%	$18,824	0.0%	$(6,886)

The following table presents nonaccrual loan activity for the year ended December 31, 2013 (in thousands):

Balance of nonaccrual loans—January 1, 2013	$18,824
Loans added to nonaccrual status	3,823
Net cash payments	(5,305)
Loans returned to accrual status	(731)
Charge-offs to the ALLL	(2,287)
Transfers to REO and repossessed assets, net	(2,386)

Balance of nonaccrual loans—December 31, 2013	$11,938

The decrease in nonaccrual loans from $18.8 million at December 31, 2012 to $11.9 million at December 31, 2013 was primarily related to decreases in nonaccrual single family residential and nonfarm nonresidential loans. The decrease in nonaccrual single family and nonfarm nonresidential loans was primarily due to transfers of $2.5 million and $582,000 to real estate owned, respectively. At December 31, 2013, there were 94 loans on nonaccrual status, compared to 120 loans at December 31, 2012.

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2012 and December 31, 2013 are presented in the following table (dollars in thousands).

	December 31, 2012	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	December 31, 2013
One- to four-family residential	$2,586	$2,039	$(150)	$(3,066)	$108	$1,517
Land	6,583	108	(314)	(2,000)	311	4,688
Nonfarm nonresidential	7,489	300	(262)	(5,439)	334	2,422
Total	$16,658	$2,447	$(726)	$(10,505)	$753	$8,627

(1)	Net sales proceeds include $1.0 million of loans made by the Bank to facilitate the sale of real estate owned.

Real estate owned decreased from $16.7 million at December 31, 2012 to $8.6 million at December 31, 2013, with the decrease primarily attributable to sales of REO totaling $10.5 million partially offset by additions to REO of $2.4 million. The sales volume of REO is attributable to management’s aggressive marketing of its REO properties, combined with an improvement in local real estate market conditions.

Classified Assets. Federal regulations require that each insured savings association risk rate its classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of December 31, 2013 and December 31, 2012, all of the Bank’s classified assets were in the substandard category.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	December 31,
	2013	2012
Nonaccrual loans	$11,938	$18,824
Accruing classified loans	2,827	15,696
Classified loans	14,765	34,520
Real estate owned	8,627	16,658

Total classified assets	$23,392	$51,178

Texas Ratio (1)	24.8%	42.7%

Classified Assets Ratio (2)	28.0%	61.6%

(1)	Defined as the ratio of nonaccrual loans and real estate owned to Tier 1 capital plus the allowance for loan and lease losses.
(2)	Defined as the ratio of classified assets to Tier 1 capital plus the allowance for loan and lease losses.

Classified loans decreased $19.8 million from December 31, 2012 to December 31, 2013, primarily due to the sale of $14.7 million of classified loans during the second quarter of 2013.

Allowance for Loan and Lease Losses. The Bank maintains an allowance for loan and lease losses for known and inherent losses determined by ongoing quarterly assessments of the loan portfolio. The estimated appropriate level of the ALLL is maintained through a provision for loan losses charged to earnings. Charge-offs are recorded against the ALLL when management believes the estimated loss has been confirmed. Subsequent recoveries, if any, are credited to the ALLL.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Each quarter, classified loans where the borrower’s total loan relationship exceeds $250,000 are evaluated for impairment on a loan-by-loan basis. Nonaccrual loans and TDRs are considered to be impaired loans. TDRs are restructurings in which the Bank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the Bank would not otherwise consider. Impairment is measured quarterly on a loan-by-loan basis for all TDRs and impaired loans where the aggregate relationship balance exceeds $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, if the loan is collateral dependent. Impaired loans under this threshold are aggregated and included in loan pools with their ALLL calculated as described in the following paragraph.

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

The Company considers its ALLL of approximately $12.7 million to be appropriate based on our evaluation to cover losses inherent in its loan portfolio as of December 31, 2013. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Total loans outstanding at end of period	$383,938	$353,192	$352,686	$412,647	$514,427
Average loans outstanding	$361,094	$357,337	$378,303	$460,668	$549,215
Allowance at beginning of period	$15,676	$20,818	$31,084	$32,908	$6,441
Charge-offs:
One- to four-family residential	(1,249)	(1,843)	(3,663)	(2,679)	(1,875)
Multifamily residential	(876)	(997)	(1,833)	(329)	(601)
Nonfarm nonresidential	(1,177)	(2,517)	(2,375)	(464)	(1,835)
Construction and land development	(115)	(407)	(3,180)	(4,376)	(11,395)
Commercial	(386)	(237)	(517)	(733)	(2,352)
Consumer (1)	(142)	(269)	(409)	(462)	(706)
Total charge-offs	(3,945)	(6,270)	(11,977)	(9,043)	(18,764)
Recoveries:
One- to four-family residential	221	225	114	48	12
Multifamily residential	--	17	--	2	9
Nonfarm nonresidential	500	9	11	1	14
Construction and land development	123	722	518	53	661
Commercial	81	59	85	31	2
Consumer (1)	55	74	124	125	168
Total recoveries	980	1,106	852	260	866
Net charge-offs	(2,965)	(5,164)	(11,125)	(8,783)	(17,898)
Total provisions for losses	--	22	859	6,959	44,365
Allowance at end of period	$12,711	$15,676	$20,818	$31,084	$32,908

ALLL as a percentage of total loans outstanding at end of period	3.31%	4.44%	5.90%	7.53%	6.40%

Net loans charged-off as a percentage of average loans outstanding	0.82%	1.45%	2.94%	1.91%	3.26%

ALLL as a percentage of nonaccrual loans	106.5%	83.3%	61.3%	72.5%	146.2%

(1)

Consumer loan charge-offs include overdraft charge-offs of $125,000, $189,000, $224,000, $303,000, and $375,000, for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $52,000, $67,000, $98,000, $100,000, and $142,000, for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

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

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$4,549	33.68%	$5,099	44.71%	$6,999	55.47%	$6,715	56.34%	$5,980	51.12%
Multifamily residential	1,001	6.71	1,319	5.89	2,654	5.81	6,581	6.14	2,671	5.44
Nonfarm nonresidential	4,271	43.99	6,949	39.08	7,316	27.20	9,491	22.49	8,554	20.34
Construction and land development	1,541	6.92	1,130	4.12	2,651	7.09	4,116	9.60	12,565	16.80
Commercial	1,268	7.56	956	4.55	972	2.16	3,543	2.51	2,578	2.83
Consumer	81	1.14	223	1.65	226	2.27	638	2.92	560	3.47
Total	$12,711	100.00%	$15,676	100.00%	$20,818	100.00%	$31,084	100.00%	$32,908	100.00%

The decrease in the allowance for loan and lease losses from $15.7 million in 2012 to $12.7 million in 2013 was primarily related to a decrease in general allowances primarily due to an improvement in the credit quality of the loan portfolio as well as a decrease in the overall historical net charge-off rate. The allowance for loan and lease losses remains at an elevated level due to the level of nonperforming loans and estimated inherent losses remaining in the portfolio as the Bank continues its efforts to reduce nonperforming assets.

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

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income. At December 31, 2013, all of the Bank’s investment securities were classified as available for sale. At December 31, 2013, investment securities with a carrying value of approximately $398,000 were pledged as collateral for certain deposits in excess of $250,000. At December 31, 2013, investments in the debt and/or equity securities of any one issuer did not exceed more than 10% of the Company's stockholders' equity.

The following table sets forth the amortized cost (in thousands) of investment securities available for sale that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2013. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Municipal securities	$1,513	2.71%	$13,149	2.20%	$18,107	2.77%	$9,434	3.43%	$42,203	2.74%
Mortgage-backed securities	--	--%	--	--%	--	--%	29,092	3.04%	29,092	3.04%
Total	$1,513	2.71%	$13,149	2.20%	$18,107	2.77%	$38,526	3.14%	$71,295	2.86%

As of December 31, 2013, the Bank held approximately $34.4 million of investment securities at an average interest rate of 2.87% with issuer call options, of which approximately $13.0 million at an average interest rate of 3.50% are callable within one year.

The following table sets forth the carrying value of the Company's investment securities available for sale as of the dates indicated.

	December 31,
	2013	2012	2011
	(In Thousands)
Municipal securities	$41,924	$45,393	$36,613
Mortgage-backed securities	28,904	--	--
Corporate debt securities	--	7,932	5,810
U.S. Government sponsored agencies	--	--	19,654
Total	$70,828	$53,325	$62,077

Municipal securities decreased in 2013 due to calls and maturities in excess of purchases. Mortgage-backed securities increased primarily due to purchases in the third quarter of 2013. The corporate debt securities were sold in the third quarter of 2013 at a net gain of $1,000. The overall yield of the investment portfolio was 2.86% as of December 31, 2013 compared to 2.85% at December 31, 2012.

Interest Bearing Time Deposits In Banks. The decrease in interest bearing time deposits in banks of $5.5 million during the year ended December 31, 2013 was due to redemptions and maturities.

DEPOSITS AND BORROWINGS

Deposits. Changes in the composition of deposits between December 31, 2013 and 2012 are presented in the following table (dollars in thousands).

	December 31, 2013	December 31, 2012	Increase (Decrease)	% Change

Checking accounts	$127,764	$131,826	$(4,062)	(3.1)%
Money market accounts	45,153	40,818	4,335	10.6
Savings accounts	30,150	30,664	(514)	(1.7)
Certificates of deposit	266,658	251,743	14,915	5.9

Total deposits	$469,725	$455,051	$14,674	3.2%

Total deposits increased in the comparison period primarily due to an increase in certificates of deposit (“CDs”) consisting of an increase of $45.4 million in brokered CDs and non-brokered CDs obtained through a listing service, offset by a decrease of $30.5 million in retail and retirement CDs. Contributing to the decrease in retail CDs was the sale of $21.7 million of deposits in connection with the branch sales, including $8.9 million of checking accounts, $1.4 million of savings accounts, and $11.4 million of certificates of deposit. The Bank reduced the cost of its certificate of deposit accounts with the weighted average cost of funds decreasing from 1.32% at December 31, 2012 to 1.18% at December 31, 2013. The overall cost of deposit funds decreased from 0.83% at December 31, 2012 to 0.74% at December 31, 2013. The Bank manages the pricing of its deposits to maintain deposit balances commensurate with its overall balance sheet management and liquidity position.

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Savings accounts	$31,351	0.10%	$30,182	0.10%	$28,216	0.10%
Money market accounts	40,646	0.26	42,763	0.29	38,126	0.35
Checking accounts – interest	112,337	0.25	108,560	0.24	98,487	0.23
Checking accounts - noninterest	21,710	--	23,193	--	25,894	--
Certificates of deposit	252,401	1.16	271,629	1.44	322,266	1.87
Total deposits	$458,445	0.76%	$476,327	0.95%	$512,989	1.30%

The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at December 31, 2013 by time remaining to maturity.

Amount
Period Ending:	(In Thousands)
March 31, 2014	$11,637
June 30, 2014	9,967
September 30, 2014	4,727
December 31, 2014	5,535
After December 31, 2014	106,776
Total certificates of deposit with balances of $100,000 or more	$138,642

Other Borrowings. FHLB advances increased by $2.8 million or 91.1% from December 31, 2012 to December 31, 2013 due primarily to a new advance of $5.0 million maturing in 2016 partially offset by the maturity of a $2.0 million advance in 2013.

The following table sets forth information with respect to the Company’s borrowings at and during the periods indicated.

	At or For the Year Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Maximum month end balance	$5,950	$6,679	$31,613
Average balance	2,615	4,961	14,738
Year end balance	5,941	3,109	6,679
Weighted average interest rate:
At end of year	1.50%	1.76%	2.06%
During the year	2.03%	2.02%	2.24%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is both a daily and long-term function. The Bank's liquidity, represented by cash and cash equivalents and eligible investment securities, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits; borrowings; payments on outstanding loans; maturities, sales and calls of investment securities and other short-term investments; and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Calls of investment securities are determined by the issuer and are generally influenced by the level of market interest rates at the bond’s call date compared to the coupon rate of the bond. The Bank manages the pricing of its deposits to maintain deposit balances at levels commensurate with the operating, investing and financing activities of the Bank. In addition, the Bank invests excess funds in overnight deposits and other short-term interest earning assets that provide liquidity to meet lending requirements and pay deposit withdrawals. When funds from the retail deposit market are inadequate for the liquidity needs of the Bank or the pricing of retail deposits are not as favorable as other sources, the Bank has borrowed from the FHLB of Dallas and has utilized the services of bulletin board deposit listing services and brokered deposits to acquire funds.

The Bank uses qualifying loans as collateral for FHLB advances. On October 17, 2013 the Bank was notified by the FHLB of Dallas that the Bank has been removed from custody status and upgraded to blanket lien status due to continued improvement in the financial ratios that the FHLB uses to measure a Bank’s status. Although the Bank’s status was upgraded by the FHLB, the Bank has continued to maintain loans in custody at the FHLB as the FHLB allows an aggregate lendable value on qualifying loans (as defined) held in custody of approximately 90% of the outstanding balance of the loans pledged to the FHLB. The lendable value as a percentage of the outstanding loan balance on qualifying loans under blanket lien status varies based on the type of collateral, but the percentages are less than the percentage available for loans held in custody. During the year ended December 31, 2013, FHLB borrowings increased by $2.8 million, or 91.1%, compared to December 31, 2012. At December 31, 2013, the Bank’s additional borrowing capacity with FHLB was $116.1 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a lendable value of $45.0 million held in custody at the FHLB and $77.0 million of loans under blanket lien less outstanding advances at December 31, 2013 of $5.9 million. Outstanding borrowings with the FHLB are reported as “Other Borrowings” in the Company’s Consolidated Statements of Financial Condition.

The Bank uses qualifying commercial real estate loans as collateral for the discount window. At December 31, 2013, the Bank pledged qualifying commercial real estate loans with a collateral value of approximately $7.2 million, or 87% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged. No FRB borrowings were outstanding at December 31, 2013.

At December 31, 2013, the Bank’s liquidity ratio was 23.8% which represents liquid assets as a percent of deposits and borrowings. As of the same date, the Bank’s adjusted liquidity ratio was 57.0%, which includes borrowing capacity at the FHLB, FRB and correspondent banks as a percentage of deposits and borrowings. The Bank anticipates that it will continue to rely primarily on deposits, calls and maturities of investment securities, loan repayments, and funds provided from operations to provide liquidity. As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and other deposit withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities.

The Bank’s liquidity risk management program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs. The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the Board of Directors. The program also contains a Contingency Funding Plan that forecasts funding needs and sources under different stress scenarios. The Contingency Funding Plan approved by the Board of Directors is designed to respond to an overall decline in the economic environment, the banking industry or a problem specific to the Bank. A number of different contingency funding conditions may arise which may result in strains or expectation of strains in the Bank’s normal funding activities, including customer reaction to negative news of the banking industry or the Bank. As a result of negative news, some depositors may reduce the amount of deposits held at the Bank if concerns persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s liquidity, funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that activities of the FRB and the United States Department of the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, and stock price.

Since the Company is a unitary holding company and does not conduct independent operations, its primary source of liquidity is dividends from the Bank. The Company has no borrowings from outside sources. The Company must receive prior written non-objection of the FRB to declare or pay dividends or make any other capital distributions. The Company funds its expenses from cash deposits maintained in the Bank, which amounted to $0.6 million at December 31, 2013.

At December 31, 2013, the Bank's tangible, core and risk-based capital ratios amounted to 12.90%, 12.90% and 18.68%, respectively, compared to regulatory capital adequacy standards of 1.5%, 4% and 8%.

OFF-BALANCE SHEET ARRANGEMENTS and CONTRACTUAL OBLIGATIONS

The Bank is contractually obligated to make future minimum payments as follows (in thousands):

	Less Than 1 Year	1-3 Years	3 - 5 Years	More Than 5 Years	Total

Certificates of deposit maturities	$101,171	$76,623	$63,074	$25,790	$266,658
Other borrowings	114	5,698	129	--	5,941
Lease obligations	324	628	541	3,481	4,974

The Bank is contractually obligated to fund future obligations at maturity as follows (in thousands):

	Less Than 1 Year	1-3 Years	3 - 5 Years	More Than 5 Years	Total

Unused lines of credit	$3,802	$4,998	$3,495	$4	$12,299
Unadvanced portion of construction loans	1,371	345	1,459	8,878	12,053
Standby letters of credit	7	689	--	--	696
Loan origination commitments	3,527	--	--	--	3,527

The Company’s primary off-balance sheet commitments include unused lines of credit, the unadvanced portion of construction loans, and commercial and standby letters of credit, which have maturity dates rather than payment due dates. These commitments are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Note 16 to the Consolidated Financial Statements for further discussion on these arrangements.

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

Impact of new accounting standards

See Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

ASSET AND LIABILITY MANAGEMENT

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest earning assets and interest bearing liabilities that either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income, and during a period of falling interest rates, a negative gap would result in an increase in net interest income while a positive gap would have the opposite effect. As of December 31, 2013, the Bank estimates that the percentage of its one-year cumulative repricing gap to total assets was a positive 3% and its percentage of interest earning assets to interest bearing liabilities maturing or repricing within one year was 108%. Both measures include assumptions for loan prepayments and calls of certain investment securities. Due to inherent limitations in any static gap analysis and since conditions change on a daily basis, these measurements may not reflect future results. A static gap analysis does not consider such factors as interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

At December 31, 2013, the Bank had approximately $39.6 million of one- to four-family residential loans at a weighted average interest rate of 4.75% contractually subject to renewal or repricing in 2014 and $77.1 million of commercial, nonfarm nonresidential, construction and land loans at a weighted average interest rate of 3.62% contractually subject to renewal or repricing in 2014.

The Company's investment portfolio, all of which is classified as available for sale, amounted to $70.8 million or 12.9% of the Company's total assets at December 31, 2013. Of such amount, $1.5 million is contractually due within one year and $13.2 million or 18.6% is contractually due from one year to five years. However, actual maturities can be shorter than contractual maturities due to the ability of issuers to call or prepay such obligations without penalties. As of December 31, 2013, there were approximately $34.4 million of investment securities at an average interest rate of 2.87% with call options held by the issuer, of which approximately $13.0 million, at an average interest rate of 3.50% are callable within one year.

Deposits are the Bank's primary funding source and the Bank prices its deposit accounts based upon competitive factors and the availability of prudent lending and investment opportunities. The Bank seeks to lengthen the maturities of its deposits by offering longer-term certificates of deposit when market conditions have created opportunities to attract such deposits. However, the Bank does not solicit high rate jumbo certificates of deposit and does not pursue an aggressive growth strategy that would force the Bank to focus exclusively on competitors' rates rather than deposit affordability. At December 31, 2013, the Bank had $266.7 million in certificates of deposit with a weighted average cost of funds of 1.18% of which $101.2 million with a weighted average cost of funds of 0.77% mature in one year or less. At December 31, 2013, the Bank had approximately $45.2 million of money market deposit accounts with a weighted average cost of funds of 0.27% that are subject to repricing at the discretion of the Bank. In a rising rate environment, the increase in the rate on these accounts will typically lag the increase in market rates and will typically not increase in the same magnitude or in proportion to the increase in market rates.

At December 31, 2013, the Bank had $5.9 million of fixed rate FHLB advances, $0.9 million of which are amortizing at a weighted average interest rate of 4.3% and $5.0 million due in 2016 at a rate of 0.96%.

Economic Value of Equity

The value of the Bank’s loan and investment portfolio will change as interest rates change. Economic Value of Equity (“EVE”) is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. The following tables set forth, quantitatively, as of December 31, 2013 and 2012, the Bank’s estimate of the projected changes in EVE in the event of a 100, 200 and 300 basis point instantaneous and permanent increase in market interest rates and a 100 basis point instantaneous and permanent decrease in market interest rates as of December 31, 2013 and 2012.

2013
Change in Interest Rates (basis points)	Estimated EVE	Estimated EVE as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$83,678	16.06%	$(5,815)	(7)%
+200	86,667	16.27	(2,826)	(3)
+100	88,721	16.29	(772)	(1)
0	89,493	16.10	--	--
-100	87,794	15.55	(1,699)	(2)

2012
Change in Interest Rates (basis points)	Estimated EVE	Estimated EVE as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$84,659	16.30%	$1,275	2%
+200	85,017	16.09	1,633	2
+100	84,623	15.76	1,239	2
0	83,384	15.28	--	--
-100	83,305	14.60	(3,079)	(4)

Computations of prospective effects of hypothetical interest rate changes are calculated based on numerous assumptions, including relative levels of market interest rates, loan repayments, and deposit runoffs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

Management cannot predict future interest rates or their effect on the Bank’s EVE. Certain shortcomings are inherent in the method of analysis presented in the computation of EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates during the initial term and over the remaining life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

First Federal Bancshares of Arkansas, Inc.

Harrison, Arkansas

We have audited the accompanying consolidated statements of financial condition of First Federal Bancshares of Arkansas, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and 2012, and the results of its operations and its cash flows for each of the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Little Rock, Arkansas

March 28, 2014

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2013 AND 2012

(In thousands, except share data)

ASSETS	2013	2012

Cash and cash equivalents:
Cash and collection items	$6,242	$7,982
Interest bearing deposits with banks	17,728	34,625

Total cash and cash equivalents	23,970	42,607

Interest bearing time deposits in banks	24,118	29,592
Investment securities, available for sale	70,828	53,325
Federal Home Loan Bank stock—at cost	457	375
Loans receivable, net of allowance at December 31, 2013 and 2012, of $12,711 and $15,676, respectively	371,149	337,328
Loans held for sale	4,205	4,435
Accrued interest receivable	1,473	1,501
Real estate owned - net	8,627	16,658
Office properties and equipment - net	18,769	20,634
Cash surrender value of life insurance	23,811	23,003
Prepaid expenses and other assets	1,465	937

TOTAL	$548,872	$530,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Interest bearing	$450,298	$432,481
Noninterest bearing	19,427	22,570

Total deposits	469,725	455,051

Other borrowings	5,941	3,109
Advance payments by borrowers for taxes and insurance	605	676
Other liabilities	1,414	1,899

Total liabilities	$477,685	$460,735

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized; Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; none issued	$--	$--
Common stock, $.01 par value—30,000,000 shares authorized; 20,041,497 and 19,302,603 shares issued and outstanding at December 31, 2013 and 2012, respectively	200	193
Additional paid-in capital	92,740	90,719
Accumulated other comprehensive income (loss)	(467)	763
Accumulated deficit	(21,286)	(22,015)

Total stockholders’ equity	71,187	69,660

TOTAL	$548,872	$530,395

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2013 AND 2012

(In thousands, except earnings per share and share data)

	2013	2012
INTEREST INCOME:
Loans receivable	$16,202	$17,644
Investment securities:
Taxable	482	386
Nontaxable	1,189	1,232
Other	492	537
Total interest income	18,365	19,799

INTEREST EXPENSE:
Deposits	3,339	4,322
Other borrowings	53	100

Total interest expense	3,392	4,422

NET INTEREST INCOME	14,973	15,377

PROVISION FOR LOAN LOSSES	--	22

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,973	15,355

NONINTEREST INCOME:
Net gain on sales and calls of investment securities	25	542
Deposit fee income	3,059	3,951
Earnings on life insurance policies	808	790
Gain on sales of loans	1,103	923
Other	431	381

Total noninterest income	5,426	6,587

NONINTEREST EXPENSES:
Salaries and employee benefits	11,349	11,024
Net occupancy expense	2,373	2,554
Real estate owned, net	229	717
FDIC insurance	589	1,048
Supervisory assessments	176	295
Data processing	1,495	2,058
Professional fees	613	963
Advertising and public relations	288	258
Postage and supplies	408	487
Other	2,139	1,783

Total noninterest expenses	19,659	21,187

INCOME BEFORE INCOME TAXES	740	755

INCOME TAX PROVISION	11	--

NET INCOME	$729	$755

INCOME PER COMMON SHARE:
Basic	$0.04	$0.04
Diluted	$0.03	$0.04

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Net unrealized gains (losses) arising during the period	$(1,205)	$407
Reclassification adjustments for (gains) losses included in income	(25)	(542)
COMPREHENSIVE INCOME (LOSS)	$(501)	$620

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

(In thousands, except share data)

	Issued			Accumulated
	Common Stock		Additional	Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated (Deficit)	Stockholders’ Equity
BALANCE – January 1, 2012	19,302,603	$193	$90,572	$898	$(22,770)	$68,893

Net income					755	755
Other comprehensive income				(135)		(135)
Stock compensation expense			147			147
BALANCE – December 31, 2012	19,302,603	$193	$90,719	$763	$(22,015)	$69,660

Net income					729	729
Other comprehensive loss				(1,230)		(1,230)
Exercise of warrants	738,894	7	1,778			1,785
Stock compensation expense			243			243
BALANCE – December 31, 2013	20,041,497	$200	$92,740	$(467)	$(21,286)	$71,187

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013 AND 2012

(In thousands)

	2013	2012

OPERATING ACTIVITIES:
Net income	$729	$755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	--	22
Provision for real estate losses	726	1,388
Deferred tax provision (benefit)	(14)	1,991
Deferred tax valuation allowance	25	(1,991)
Net (accretion) amortization of investment securities	(6)	33
Federal Home Loan Bank stock dividends	(1)	(3)
Gain on sale of fixed assets, net	(58)	(106)
Gain on sale of real estate owned, net	(754)	(1,223)
Gain on sales of investment securities, net	(25)	(542)
Originations of loans held for sale	(54,068)	(46,853)
Proceeds from sales of loans held for sale	55,401	46,680
Gain on sale of loans originated to sell	(1,103)	(923)
Depreciation	1,358	1,445
Amortization of deferred loan costs, net	108	86
Earnings on life insurance policies	(808)	(790)
Stock compensation expense	243	147
Changes in operating assets and liabilities:
Accrued interest receivable	28	15
Prepaid expenses and other assets	(539)	469
Other liabilities	(585)	(544)

Net cash provided by operating activities	657	56

INVESTING ACTIVITIES:
Purchases of interest bearing time deposits in banks	--	(4,470)
Redemptions of interest bearing time deposits in banks	5,474	1,991
Purchases of investment securities available for sale (“AFS”)	(37,627)	(24,776)
Proceeds from sales of investment securities AFS	12,169	5,387
Proceeds from maturities/calls/paydowns of investment securities AFS	6,856	26,881
Federal Home Loan Bank stock purchased	(197)	--
Federal Home Loan Bank stock redeemed	116	204
Loan originations, net of repayments	(47,277)	(4,461)
Loan participations purchased	(13,104)	(6,650)
Loans sold	24,930	--
Proceeds from sales of real estate owned	9,491	16,675
Other cash activity – real estate owned	90	(257)
Proceeds from sales of office properties and equipment	2,315	272
Purchases of office properties and equipment	(1,750)	(804)

Net cash (used in) provided by investing activities	(38,514)	9,992
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$36,366	$(43,530)
Sale of deposits in connection with branch sales	(21,692)	--
Proceeds from advances from Federal Home Loan Bank	5,000	--
Repayment of advances from Federal Home Loan Bank	(2,168)	(3,570)
Net decrease in advance payments by borrowers for taxes and insurance	(71)	(140)
Proceeds from exercise of warrants	1,785	--

Net cash provided by (used in) financing activities	19,220	(47,240)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,637)	(37,192)

CASH AND CASH EQUIVALENTS:
Beginning of year	42,607	79,799

End of year	$23,970	$42,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$3,382	$4,453

Income taxes	$11	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$2,537	$6,792

Loans to facilitate sales of real estate owned	$1,015	$1,664

Investment securities purchased—not settled	$100	$--

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation—First Federal Bancshares of Arkansas, Inc. (the “Company”) is a unitary holding company that owns all of the stock of First Federal Bank (the “Bank”). The Company is substantially in the business of community banking and therefore is considered a banking operation with no separately reportable segments. The Bank is a federally chartered stock savings and loan association formed in 1934. As of December 31, 2013, the Bank conducted business from its home office in Harrison, Arkansas, a full-service branch office in Pulaski County, Arkansas, ten full-service branch offices and one limited service office located in a five county area in Arkansas (comprised of Benton and Washington counties in Northwest Arkansas and Boone, Marion and Baxter counties in Northcentral Arkansas), and a loan production office in Bentonville, Arkansas. The Bank provides a broad line of financial products to individuals and business customers. The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive. Intercompany transactions have been eliminated in consolidation.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. In estimating whether impairment is other than temporary, management considers whether the Company intends to sell the security, it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the present value of expected cash flows is not sufficient to recover the entire amortized cost. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.

Loans Receivable—The Bank originates and maintains loans receivable that are substantially concentrated in its lending territory (primarily Northwest, Northcentral and Central Arkansas). The majority of the Bank’s loans are residential mortgage loans and nonfarm nonresidential loans. The Bank’s policy generally calls for collateral or other forms of security to be received from the borrower at the time of loan origination. Such collateral or other form of security is subject to changes in economic value due to various factors beyond the control of the Bank.

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

Loans are considered past due when the contractual amounts due with respect to principal and/or interest are not received within 30 days of the contractual due date. The accrual of interest on loans is generally discontinued when the loan becomes 90 days past due, or, in management’s opinion, the borrower is judged to be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual, except when doubt exists as to ultimate collectability of principal and interest. A loan is generally returned to accrual status when the loan is no longer past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. The Company may continue to accrue interest on certain loans that are 90 days past due or more if such loans are well-secured and in the process of collection.

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

Allocated (Specific) Allowance

Allocated, or specific, allowances represent impairment measurements on certain impaired loans as further described below. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Each quarter, classified loans where the borrower’s total loan relationship exceeds $250,000 are evaluated for impairment on a loan-by-loan basis. Nonaccrual loans and troubled debt restructurings (“TDRs”) are considered to be impaired loans. TDRs are restructurings in which the Bank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the Bank would not otherwise consider. Impairment is measured quarterly on a loan-by-loan basis for all TDRs and impaired loans where the aggregate relationship balance exceeds $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans under this threshold are aggregated and included in loan pools with their ALLL calculated as described in the following paragraph.

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

General Allowance

The general component of the ALLL is based on historical loss experience adjusted for qualitative factors stratified by loan segments and classes. Management performs a migration analysis of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the applicable qualitative factors. The applied loss factors are reevaluated quarterly to ensure their relevance at each reporting period.

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

Income Taxes— The Company estimates its income taxes payable based on the amounts it expects to owe to the various taxing authorities (i.e. federal, state and local). In estimating income taxes, management assesses the relative merits and risks of the tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. Management also relies on tax opinions, recent audits, and historical experience.

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

Penalties and interest are classified as income tax expense when incurred.

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

Earnings Per Common Share—Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company include outstanding stock options, restricted stock units and warrants and are determined using the treasury stock method.

Recent Accounting Pronouncements—In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In December 2011, FASB issued ASU 2011-12, which defers certain provisions of ASU 2011-05. One of ASU 2011-05’s provisions requires the Company to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 deferred this requirement indefinitely. All other requirements in ASU 2011-05 were not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The ASU did not amend the components that must be reported in other comprehensive income. Both ASUs were effective for the Company’s reporting periods beginning after December 15, 2011. The Company adopted this ASU beginning in the quarter ended March 31, 2012. As this ASU amended only the disclosure requirements for fair value measurements, the adoption of this ASU did not have a material impact on the Company’s financial statements. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires disclosure, either in a single footnote or parenthetically on the face of the financial statements, of the effect of significant items reclassified from accumulated other comprehensive income to their respective line items in the statement of net income. The effective date of ASU 2013-02 is for reporting periods beginning after December 15, 2012. The adoption of these provisions did not have a material impact on the Company’s financial statements.

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

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40): Receivables – Troubled Debt Restructurings by Creditors, which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The Company is in the process of evaluating the impact of this Update on its financial statements.

Reclassifications— Various items within the accompanying consolidated financial statements for the previous years have been reclassified to conform to the classifications used for reporting in 2013. These reclassifications had no effect on net earnings.

2.       PENDING ACQUISITION

On July 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First National Security Company (“FNSC”) of Hot Springs, Arkansas, pursuant to which FNSC will merge with and into the Company (the “Merger”). Pursuant to the Merger Agreement, shareholders of FNSC will receive, in the aggregate, 6,252,400 shares of Company common stock and $74 million in cash in exchange for their shares of FNSC common stock. The total transaction value will depend on the closing price of the Company’s stock on the closing date of the Merger. On March 21, 2014, shareholders of both the Company and FNSC voted to approve the Merger. Consummation of the Merger is subject to certain conditions, including, among others, receipt of all required governmental regulatory approvals. Under the terms of the Merger Agreement, either party may terminate the Merger Agreement if the Merger is not completed by March 31, 2014, provided that either party may extend the termination date for up to 90 days if the closing has not occurred at that time because regulatory approval has not been received.

In connection with the Merger, the Company will sell up to 2,531,645 shares of Company common stock at a price per share equal to $7.90 in a private placement (the “Private Placement”) to its principal shareholder Bear State Financial Holdings, LLC (“Bear State”) and certain of its members (the “Investors”)(including Richard N. Massey, the Company’s Chairman, and Scott T. Ford, a director of the Company). Additionally, the Company issued warrants (the “Investor Warrants”) to purchase 177,215 shares of common stock on the same terms as in the Private Placement to the Investors in exchange for their respective commitments to backstop the Private Placement. The Investor Warrants were issued on August 13, 2013, have a five year term, and have an exercise price of $7.90 per share, which was the closing stock price for the Company’s common stock on June 28, 2013 and is the price of the Company’s common stock offered in the Private Placement. On August 23, 2013, the Company entered into a subscription agreement with Bear State for the purchase and sale of 2,297,031 shares of common stock. The Company also entered into a registration rights agreement with Bear State, which provided Bear State with customary registration rights with respect to the shares it has agreed to purchase in the Private Placement. The Company intends to utilize the commitments of the Investors to backstop the remaining 234,614 shares to be purchased in the Private Placement. The Company anticipates the closing of the Private Placement will occur immediately prior to the closing of the Merger.

3.       RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Based on the reserve requirements of the Federal Reserve Bank (the “FRB”), the Bank is required to maintain average cash balances on hand or with the FRB. At December 31, 2013 and 2012, the required reserve balance was zero.

4.       INTEREST BEARING TIME DEPOSITS IN BANKS

Interest bearing time deposits in banks mature within one to five years and are carried at cost. The scheduled maturities of these deposits at December 31, 2013, by contractual maturity are shown below (in thousands):

Years ending December 31:	Weighted Average Rate	Amount
2014	1.19%	$11,697
2015	1.49	1,491
2016	2.02	8,949
2017	1.43	1,981

Total	1.54%	$24,118

5.       INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following at December 31 (in thousands):

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$42,203	$199	$(478)	$41,924
Mortgage-backed securities	29,092	11	(199)	28,904

Total	$71,295	$210	$(677)	$70,828

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$44,562	$849	$(18)	$45,393
Corporate debt securities	8,000	--	(68)	7,932

Total	$52,562	$849	$(86)	$53,325

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 (in thousands):

	2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$17,851	$424	$945	$54	$18,796	$478
Mortgage-backed securities	27,004	199	--	--	27,004	199

Total	$44,855	$623	$945	$54	$45,800	$677

	2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$4,033	$18	$--	$--	$4,033	$18
Corporate debt securities	3,980	20	3,952	48	7,932	68

Total	$8,013	$38	$3,952	$48	$11,965	$86

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

The Company has pledged investment securities with carrying values of approximately $398,000 and $1.6 million at December 31, 2013 and 2012, respectively, as collateral for certain deposits in excess of $250,000. In addition, at December 31, 2012, investment securities with a total carrying value of approximately $7.9 million were held at the FRB to be available to pledge as collateral for the primary discount window. No investment securities were held by the FRB at December 31, 2013 and no FRB borrowings were outstanding at December 31, 2013 or 2012.

The following table sets forth the amount (dollars in thousands) of investment securities available for sale that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2013. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	December 31, 2013
	Amortized Cost	Fair Value	Weighted Average Yield

Within one year	$1,513	$1,520	2.71%
Due from one year to five years	13,149	13,183	2.20%
Due from five years to ten years	18,107	17,938	2.77%
Due after ten years	9,434	9,283	3.43%
	42,203	41,924	2.74%
Mortgage-backed securities	29,092	28,904	3.04%
Total	$71,295	$70,828	2.86%

As of December 31, 2013 and 2012, investment securities with an amortized cost totaling approximately $34.4 million and $36.8 million, respectively, have call options held by the issuer, of which approximately $13.0 million and $9.2 million, respectively, are or were callable within one year.

Information regarding sales of the Company’s investment securities available for sale for the years ended December 31 is summarized below (in thousands):

	2013	2012

Sales proceeds	$12,169	$5,387

Gross realized gains	$47	$542
Gross realized losses	(22)	--
Net gains on sales of investment securities	$25	$542

6.       LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2013	2012

Real estate:
One- to four-family residential	$129,308	$157,936
Multifamily residential	25,773	20,790
Nonfarm nonresidential	168,902	138,014
Construction and land development	26,554	14,551
Commercial	29,033	16,083
Consumer	4,368	5,818
Total loans receivable	383,938	353,192

Unearned discounts and net deferred loan costs	(78)	(188)
Allowance for loan and lease losses	(12,711)	(15,676)

Loans receivable—net	$371,149	$337,328

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at December 31, 2013 and 2012 were $12.9 million and $8.7 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the years ended December 31, 2013 and 2012 was not significant.

As of December 31, 2013 and 2012, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $50.6 million and $67.3 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas (“FHLB”) and were pledged for outstanding advances or available for future advances. On October 17, 2013, the Bank was notified by the FHLB that the Bank has been removed from custody status and upgraded to blanket lien status due to continued improvement in the financial ratios that the FHLB uses to measure a Bank’s status.

As of December 31, 2013 and 2012, qualifying loans collateralized by commercial real estate with balances of $8.2 million and $9.4 million, respectively, were pledged at the FRB.

Age analyses of loans as of December 31, 2013 and 2012, including both accruing and nonaccrual loans, are presented below (in thousands):

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$3,511	$1,664	$124,133	$129,308
Multifamily residential	--	--	25,773	25,773
Nonfarm nonresidential	176	2,340	166,386	168,902
Construction and land development	30	2,799	23,725	26,554
Commercial	--	348	28,685	29,033
Consumer	--	19	4,349	4,368
Total (1)	$3,717	$7,170	$373,051	$383,938

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total (1)

One- to four-family residential	$7,411	$3,982	$146,543	$157,936
Multifamily residential	3,459	--	17,331	20,790
Nonfarm nonresidential	--	4,523	133,491	138,014
Construction and land development	241	3,145	11,165	14,551
Commercial	341	402	15,340	16,083
Consumer	15	25	5,778	5,818
Total (1)	$11,467	$12,077	$329,648	$353,192

(1)	Gross of unearned discounts and net loan costs and the allowance for loan and lease losses.

There were no loans over 90 days past due and still accruing at December 31, 2013 or 2012. Restructured loans totaled $2.6 million and $9.2 million as of December 31, 2013 and 2012, respectively, with $2.1 million and $3.4 million of such restructured loans on nonaccrual status at December 31, 2013 and 2012, respectively.

The following table presents age analyses of nonaccrual loans as of December 31, 2013 and 2012 (in thousands):

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$637	$1,664	$1,957	$4,258
Multifamily residential	--	--	--	--
Nonfarm nonresidential	--	2,340	1,717	4,057
Construction and land development	--	2,799	450	3,249
Commercial	--	348	2	350
Consumer	--	19	5	24
Total	$637	$7,170	$4,131	$11,938

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,070	$3,982	$1,975	$7,027
Multifamily residential	--	--	--	--
Nonfarm nonresidential	--	4,523	2,713	7,236
Construction and land development	241	3,145	747	4,133
Commercial	--	402	--	402
Consumer	1	25	--	26
Total	$1,312	$12,077	$5,435	$18,824

The following tables summarize information pertaining to impaired loans as of December 31, 2013 and 2012 and for the years then ended (in thousands):

	As of or For the Year Ended December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$1,213	$1,085	$279	$1,946	$19
Multifamily residential	--	--	--	686	--
Nonfarm nonresidential	3,287	3,105	1,119	3,220	--
Construction and land development	2,488	2,000	764	1,700	--
Commercial	--	--	--	153	--
Consumer	--	--	--	4	--
	6,988	6,190	2,162	7,709	19

Impaired loans without a valuation allowance:
One- to four-family residential	4,430	3,668	--	4,488	2
Multifamily residential	--	--	--	692	--
Nonfarm nonresidential	1,077	952	--	2,362	--
Construction and land development	1,743	1,249	--	1,910	--
Commercial	388	350	--	89	--
Consumer	27	24	--	17	--
	7,665	6,243	--	9,558	2
Total impaired loans	$14,653	$12,433	$2,162	$17,267	$21

Interest based on original terms					$873

Interest income recognized on a cash
basis on impaired loans					$--

	As of or For the Year Ended December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$1,517	$1,424	$275	$2,162	$39
Multifamily residential	--	--	--	451	--
Nonfarm nonresidential	3,718	3,596	778	2,440	119
Construction and land development	921	737	130	1,127	--
Commercial	380	380	380	46	--
Consumer	5	5	2	6	--
	6,541	6,142	1,565	6,232	158

Impaired loans without a valuation allowance:
One- to four-family residential	7,283	6,718	--	7,663	73
Multifamily residential	3,459	3,459	--	3,230	166
Nonfarm nonresidential	4,992	4,876	--	6,443	98
Construction and land development	4,377	3,396	--	3,706	22
Commercial	22	22	--	200	--
Consumer	29	27	--	50	1
	20,162	18,498	--	21,292	360
Total impaired loans	$26,703	$24,640	$1,565	$27,524	$518

Interest based on original terms					$1,547

Interest income recognized on a cash
basis on impaired loans					$203

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

Based on analyses performed at December 31, 2013 and December 31, 2012, the risk categories of loans are as follows (in thousands):

	December 31, 2013
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$34,333	$329	$6,371	$88,275	$129,308
Multifamily residential	25,773	--	--	--	25,773
Nonfarm nonresidential	159,629	4,490	4,057	726	168,902
Construction and land development	19,732	295	3,942	2,585	26,554
Commercial	28,555	--	350	128	29,033
Consumer	151	--	45	4,172	4,368
Total (1)	$268,173	$5,114	$14,765	$95,886	$383,938

	December 31, 2012
	Pass	Special Mention	Substandard	Not Rated	Total (1)
One- to four-family residential	$30,216	$3,698	$12,993	$111,029	$157,936
Multifamily residential	16,695	--	4,078	17	20,790
Nonfarm nonresidential	117,604	7,445	12,045	920	138,014
Construction and land development	5,298	867	4,934	3,452	14,551
Commercial	15,127	340	425	191	16,083
Consumer	159	--	45	5,614	5,818
Total (1)	$185,099	$12,350	$34,520	$121,223	$353,192

(1)	Gross of unearned discounts and net loan costs and the allowance for loan and lease losses.

As of December 31, 2013 and December 31, 2012, the Bank did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of December 31, 2013 and December 31, 2012: (dollars in thousands)

December 31, 2013	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	4	$495	8	$658	12	$1,153
Multifamily residential	--	--	--	--	--	--
Nonfarm nonresidential	--	--	3	556	3	556
Construction and land development	--	--	5	856	5	856
Consumer	--	--	1	5	1	5

Total	4	$495	17	$2,075	21	$2,570

December 31, 2012	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	12	$1,115	9	$1,461	21	$2,576
Multifamily residential	1	3,459	--	--	1	3,459
Nonfarm nonresidential	1	1,235	3	606	4	1,841
Construction and land development	--	--	6	1,315	6	1,315
Consumer	3	7	--	--	3	7

Total	17	$5,816	18	$3,382	35	$9,198

Loans receivable that were restructured as TDRs during the years ended December 31, 2013 and 2012 were as follows: (dollars in thousands)

	Year Ended December 31, 2013

		Balance	Balance at	Nature of Modification
	Number of Loans	Prior to TDR	December 31, 2013	Payment Term (1)	Other
One- to four-family residential	4	$348	$333	$348	$--

Total	4	$348	$333	$348	$--

	Year Ended December 31, 2012

		Balance	Balance at	Nature of Modification
	Number of Loans	Prior to TDR	December 31, 2012	Payment Term (1)	Other
One- to four-family residential	1	$880	$875	$880	$--
Nonfarm nonresidential	1	164	166	164	--

Total	2	$1,044	$1,041	$1,044	$--
__________________________

(1)	Concessions represent skipped payments/maturity date extensions or amortization term extensions.

There were no loans receivable for which a payment default occurred during the year ended December 31, 2013 that had been modified as a TDR within 12 months or less of the payment default. During the year ended December 31, 2012, there was one loan with a balance of approximately $53,000 for which a payment default occurred that had been modified as a TDR within 12 months or less of the payment default. The Bank is not committed to lend additional funds to debtors whose loans have been modified in a TDR.

7.     ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses ("ALLL") by portfolio segment for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$5,099	$1,319	$6,949	$1,130	$956	$223	$15,676
Provision charged to expense	478	558	(2,001)	403	617	(55)	--
Losses charged off	(1,249)	(876)	(1,177)	(115)	(386)	(142)	(3,945)
Recoveries	221	--	500	123	81	55	980
Balance, end of period	$4,549	$1,001	$4,271	$1,541	$1,268	$81	$12,711

	Year Ended December 31, 2012
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$6,999	$2,654	$7,316	$2,651	$972	$226	$20,818
Provision charged to expense	(282)	(355)	2,141	(1,836)	162	192	22
Losses charged off	(1,843)	(997)	(2,517)	(407)	(237)	(269)	(6,270)
Recoveries	225	17	9	722	59	74	1,106
Balance, end of period	$5,099	$1,319	$6,949	$1,130	$956	$223	$15,676

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$279	$--	$1,119	$764	$--	$--	$2,162
Collectively evaluated for impairment	4,270	1,001	3,152	777	1,268	81	10,549
Ending balance	$4,549	$1,001	$4,271	$1,541	$1,268	$81	$12,711

Loan balances:
Individually evaluated for impairment	$4,753	$--	$4,057	$3,249	$350	$24	$12,433
Collectively evaluated for impairment	124,555	25,773	164,845	23,305	28,683	4,344	371,505
Ending balance	$129,308	$25,773	$168,902	$26,554	$29,033	$4,368	$383,938

	December 31, 2012
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$275	$--	$778	$130	$380	$2	$1,565
Collectively evaluated for impairment	4,824	1,319	6,171	1,000	576	221	14,111
Ending balance	$5,099	$1,319	$6,949	$1,130	$956	$223	$15,676

Loan balances:
Individually evaluated for impairment	$8,142	$3,459	$8,472	$4,133	$402	$32	$24,640
Collectively evaluated for impairment	149,794	17,331	129,542	10,418	15,681	5,786	328,552
Ending balance	$157,936	$20,790	$138,014	$14,551	$16,083	$5,818	$353,192

Activity in the allowance for real estate losses is as follows for the years ended December 31: (in thousands):

	2013	2012

Balance—beginning of year	$14,877	$20,934

Provisions for estimated losses	726	1,388
Losses charged off	(6,809)	(7,445)

Balance—end of year	$8,794	$14,877

8.       ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2013	2012

Loans	$1,079	$1,083
Investment securities	359	362
Deposits in banks	35	56

Total	$1,473	$1,501

9.       OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2013	2012

Land and land improvements	$5,340	$5,838
Buildings and improvements	19,358	21,279
Furniture and equipment	5,770	5,953
Automobiles	210	213

Total	30,678	33,283

Accumulated depreciation	(11,909)	(12,649)

Office properties and equipment—net	$18,769	$20,634

Depreciation expense for each of the years ended December 31, 2013 and 2012 was approximately $1.4 million.

At December 31, 2013 and 2012, office properties and equipment included two properties totaling $605,000 and $565,000, as of the respective dates, held for sale carried at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized on these properties for the years ended December 31, 2013 or 2012.

During the year ended December 31, 2013, the Bank sold two branch locations and closed a third location. See Note 22 for further information on branch sales. During the year ended December 31, 2012, the Bank closed three branch locations resulting in a net gain on sale of approximately $147,000. One location with a net book value of approximately $113,000 was sold for $237,500 resulting in a gain on sale of approximately $123,000, net of closing costs. The second branch was a leased facility with no remaining book value at the time of the sale. The leasehold improvements were sold for $23,500 resulting in a gain on sale of $23,500 and the lease was transferred to the purchaser. The location of the third branch closing was converted to the Bank's loan processing center in Northwest Arkansas. Customers from closed branch locations are being serviced by other Bank branch locations in the area. As a result, these branch closings are not reported as discontinued operations.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2013, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

Years Ending December 31	Amount

2014	$324
2015	339
2016	289
2017	291
2018	250
2019 and thereafter	3,481

Total	$4,974

The leases contain options to extend for periods from five to twenty-five years. The cost of rentals in the renewal periods are not included above except for one lease where there is a loan outstanding between Bank and the lessor. Total future minimum lease payments for the initial term of this lease and applicable renewal periods reflected in the table total approximately $4.3 million. Total rent expense for the years ended December 31, 2013 and 2012 amounted to $287,000 and $298,000, respectively.

The Bank also leases certain of its banking premises to third parties under operating lease agreements. The following is a schedule by years of minimum future rentals receivable on noncancelable operating leases (in thousands):

Years Ending December 31	Amount

2014	$126
2015	115
2016	108
2017	98
2018	65
2019 and thereafter	25

Total	$537

The leases contain options to extend for periods up to ten years. Such rentals are not included above. Total rental income for the years ended December 31, 2013 and 2012 amounted to $109,000 and $66,000, respectively.

10.     DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2013	2012

Checking accounts	$127,764	$131,826
Money market accounts	45,153	40,818
Savings accounts	30,150	30,664
Certificates of deposit	266,658	251,743

Total	$469,725	$455,051

Overdrafts of checking accounts of $188,000 and $238,000 at December 31, 2013 and 2012, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of December 31, 2013 and 2012, the Bank had $20.7 million and $99,000 of brokered deposits, respectively.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $138.6 million and $96.4 million at December 31, 2013 and 2012, respectively.

At December 31, 2013, scheduled maturities of certificates of deposit were as follows (in thousands):

Years Ending December 31	Amount

2014	$101,171
2015	46,055
2016	30,568
2017	31,726
2018	31,348
2019 and thereafter	25,790

Total	$266,658

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2013	2012

Interest bearing checking accounts	$280	$266
Money market accounts	107	124
Savings and certificate accounts	3,000	3,988
Early withdrawal penalties	(48)	(56)

Total	$3,339	$4,322

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

The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans. On October 17, 2013 the Bank was notified by the FHLB of Dallas that the Bank has been removed from custody status and upgraded to blanket lien status due to continued improvement in the financial ratios the FHLB uses to measure a bank’s status. At December 31, 2013, certain loans remained in the custody of the FHLB.

At December 31, 2013, scheduled maturities of FHLB advances were as follows: (in thousands):

Years Ending December 31	Weighted Average Rate	Amount

2014	4.33%	$114
2015	4.30	616
2016	1.01	5,082
2017	3.95	85
2018	3.95	44

Total	1.49%	$5,941

12.     INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31
	2013	2012

Income tax provision (benefit):
Current:
Federal	$--	$--
State	--	--
Total current	--	--

Deferred:
Federal	2	1,946
State	(16)	45
Valuation allowance	25	(1,991)
Total deferred	11	--

Total	$11	$--

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Year Ended December 31
	2013		2012

Taxes at statutory rate	$252	34.0%	$258	34.0%
Increase (decrease) resulting from:
State income tax—net	33	4.4	33	4.3
Section 382 write-down	370	49.9	2,381	315.5
Change in valuation allowance	25	3.4	(1,991)	(263.8)
Earnings on life insurance policies	(275)	(37.1)	(269)	(35.6)
Nontaxable investments	(404)	(54.5)	(409)	(54.1)
Other—net	10	1.4	(3)	(.3)

Total	$11	1.5%	$--	0.0%

The Company’s net deferred tax asset account was comprised of the following at December 31 (in thousands):

	2013	2012

Deferred tax assets:
Allowance for loan and lease losses	$6,011	$9,369
Real estate owned	3,511	6,810
Section 382 net operating loss carryforward	2,390	2,527
Net operating loss carryforward	10,410	3,930
Nonaccrual loan interest	806	676
Other	422	313

Total deferred tax assets	23,550	23,625
Valuation allowance	(22,873)	(22,859)
Deferred tax asset, net of allowance	677	766

Deferred tax liabilities:
Office properties	(430)	(580)
Federal Home Loan Bank stock	(16)	(22)
Pension plan contribution	(118)	(83)
Prepaid expenses	(113)	(81)

Total deferred tax liabilities	(677)	(766)

Net deferred tax asset (liability)	$--	$--

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2013 and December 31, 2012. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

●	The Company has a long history of earnings profitability prior to 2009 and returned to profitability in 2012.
●	Future reversals of certain deferred tax liabilities.
●	Credit quality has improved, including significant improvements in classified loans and nonperforming loans.

As part of its analysis, the Company considered the following negative evidence:

●	The Company is in a cumulative tax loss position for the 3-year period ended December 31, 2013.
●	The Company may not meet its internal projections concerning future taxable income.
●	Although the Company returned to profitability in 2012, positive taxable income has not been attained.
●	Limitations on the Company’s ability to utilize its pre-change NOLs and certain recognized built-in losses to offset future taxable income pursuant to Section 382 of the Internal Revenue Code.

At December 31, 2013, and December 31, 2012, based on the weight of negative evidence presented, the Company determined that a valuation allowance relating to both the federal and state portion of its deferred tax asset was necessary.  In addition, the determination for the state deferred tax asset included negative evidence represented by the level of state tax exempt interest income which reduces state taxable income to a level that makes it unlikely the Company will realize its state deferred tax asset. Therefore, valuation allowances of $18.1 million and $4.8 million at December 31, 2013 were recorded for the federal deferred tax asset and the state deferred tax asset, respectively.

A financial institution may, for federal income tax purposes, carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2013, the Company had a $31.7 million NOL for federal income tax purposes that will be carried forward. The federal NOL carryforwards, if unused, expire in calendar years 2029 through 2033.The federal NOL includes $7.0 million remaining from the pre-ownership change NOL carryforward. Bear State’s investment in the Company on May 3, 2011, constituted an “ownership change” as defined in the Internal Revenue Code (the “Code”). In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses. The annual limit under Section 382 is approximately $405,000. At December 31, 2013, the Company had a $47.0 million NOL for state income tax purposes. The state NOL carryforwards, if unused, expire in calendar years 2014 through 2018.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2013 and December 31, 2012. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2009 and forward. During the year ended December 31, 2013, the Company amended its 2010 federal income tax return and recorded income tax expense of $11,000 representing the Company’s alternative minimum tax payment (“AMT”) resulting from the amendment and the recording of a valuation allowance against the AMT tax credit.

13.     STOCK BASED COMPENSATION

Stock Option Plan—The Stock Option Plan (“SOP”) provided for a committee of the Company’s Board of Directors to award incentive stock options, nonqualified or compensatory stock options and stock appreciation rights representing up to 1,030,750 shares of Company stock. The SOP expired during 2007, so no further option grants will be made. There was no compensation expense attributable to options granted under this plan during 2013 or 2012. As of December 31, 2013, 804 shares remain unexercised with exercise prices ranging from $96.25 to $127.50 per share and expiration dates ranging from January 2014 through January 2016.

2011 Omnibus Incentive Plan—The 2011 Omnibus Incentive Plan (the “2011 Plan”), became effective May 3, 2011, after approval by the Company’s stockholders on April 29, 2011. The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that link the personal interests of participants to those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 1,930,269 shares of Company stock. Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan. Each award under the 2011 Plan is governed by the terms of the individual award agreement, which shall specify pricing, term, vesting, and other pertinent provisions. Shares issued in connection with stock compensation awards are issued from available authorized shares.

Stock Options. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, generally vest based on five years of continuous service and have seven year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise, employee termination, and expected term of the options within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair values of stock options granted during the year ended December 31, 2012 were estimated based on the following average assumptions: expected term of seven years, annual dividend rate of 0%, risk free interest rate of 1.25%, volatility rate of 50.38% and expected forfeiture rate of 4%. No stock options were granted during the year ended December 31, 2013.

A summary of the stock option activity in the Company’s 2011 Plan for the years ended December 31, 2013 and 2012, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price
Outstanding—January 1, 2012	236,000	$6.23

Granted	67,500	$7.96
Forfeited	(80,000)	$6.52

Outstanding—December 31, 2012	223,500	$6.65
Granted	--	$--
Forfeited	(6,000)	$6.57

Outstanding—December 31, 2013	217,500	$6.66

The weighted average remaining contractual life of the outstanding options was 4.95 years and the aggregate intrinsic value of the options was approximately $454,000 at December 31, 2013. The weighted average grant date fair value of options granted during 2012 was $3.88. None of the outstanding options were exercisable at December 31, 2013 or 2012.

As of December 31, 2013, there was $448,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 3.1 years. Compensation expense attributable to option awards totaled approximately $146,000 and $147,000 for the years ended December 31, 2013 and 2012, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to seven years.

A summary of the restricted stock unit activity in the Company’s 2011 Plan for the year ended December 31, 2013, is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2013	--	$--
Granted	65,500	$8.97
Forfeited	--	$--

Outstanding—December 31, 2013	65,500	$8.97

As of December 31, 2013, there was $490,000 of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 4.2 years. None of the RSUs are vested at December 31, 2013. Compensation expense attributable to awards of RSUs totaled approximately $97,000 for the year ended December 31, 2013. There were no RSU awards outstanding in 2012, therefore there was no compensation expense recorded during 2012.

14.	EMPLOYEE BENEFIT PLANS

401(k) Plan — The Company has established a 401(k) Plan whereby substantially all employees may participate in the Plan. Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws. Effective February 16, 2009, the Company suspended its matching contributions and there were no such expenses incurred in 2013 or 2012. Effective January 1, 2014, the Company began matching the first 2% of employee contributions.

Other Postretirement Benefits—The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions ("The Pentegra DB Plan"), a noncontributory tax-qualified defined-benefit pension plan. The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multiemployer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. No funding improvement plan or rehabilitation plan has been implemented or is pending and the Bank has not paid a surcharge to the Pentegra DB Plan.

The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The following table presents the funded status (market value of plan assets divided by funding target) as of July 1 for the respective years:

	2013(1)	2012

Plan Funded Status per valuation report	81.32%	86.72%

(1)	Market value of plan assets reflects any contributions received through June 30, 2013.

Total contributions made to the Pentegra DB Plan by all participating employers, as reported on Form 5500, equal $196.5 million and $299.7 million for the plan years ending June 30, 2012 and June 30, 2011, respectively. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The Pentegra DB Plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Depending on the Pentegra DB Plan’s funded status, lump-sum distributions may have limitations. The Pentegra DB Plan was frozen effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra DB Plan and closing the Pentegra DB Plan to new participants as of that date. The Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan annually. Net pension expense was approximately $532,000 and $566,000 for the years ended December 31, 2013 and 2012, respectively, and contributions to the Pentegra DB Plan totaled $622,000 and $991,000 for the years ended December 31, 2013 and 2012, respectively. If the Bank chooses to withdraw from the Pentegra DB Plan, the Bank may be required to pay a significant withdrawal liability.

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

	2013	2012
Basic weighted average shares outstanding	19,845,675	19,302,603
Effect of dilutive securities	1,012,755	1,285,172
Diluted weighted average shares outstanding	20,858,430	20,587,775

The calculation of diluted earnings per share for the year ended December 31, 2013 excluded 42,500 antidilutive stock options.

16.	OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business and to meet the needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments could involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of financial condition.

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

The funding period for construction loans is generally six to eighteen months and commitments to originate mortgage loans are generally outstanding for no more than 60 days.

In the normal course of business, the Company makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

■	the origination, purchase or sale of loans; and
■	the fulfillment of commitments under letters of credit, extensions of credit on lines of credit, construction loans, and under predetermined overdraft protection limits.

At December 31, 2013, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2013, the Company had no interests in non-consolidated special purpose entities.

At December 31, 2013, commitments included:

■	total approved loan origination commitments outstanding amounting to $10.5 million, including approximately $486,000 of loans committed to sell;
■	rate lock agreements with customers of $3.5 million, all of which have been locked with an investor;
■	funded mortgage loans committed to sell of $4.2 million;
■	unadvanced portion of construction loans of $12.1 million;
■	unused lines of credit of $12.3 million;
■	outstanding standby letters of credit of $696,000; and
■	total predetermined overdraft protection limits of $8.0 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $3.5 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2013.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2013, overdrafts of accounts with Bounce Protection™ represented usage of 2.33% of the limit.

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2013 and December 31, 2012, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include mortgage-backed securities, corporate debt securities, and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the years ended December 31, 2013 or 2012.

The following table presents major categories of assets measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Available for sale investment securities:
Municipal securities	$41,924	$--	$41,924	$--
Mortgage-backed securities	28,904	--	28,904	--
Total	$70,828	$--	$70,828	$--

December 31, 2012
Available for sale investment securities:
Municipal securities	$45,393	$--	$45,393	$--
Corporate debt securities	7,932	--	7,932	--
Total	$53,325	$--	$53,325	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at December 31, 2013 and December 31, 2012 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   Fair value adjustments are made by partial charge-offs and adjustments to the allowance for loan and lease losses.

Real Estate Owned, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the years ended December 31, 2013 and 2012 were $0.7 million and $1.4 million, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the years ended December 31, 2013 and December 31, 2012 (in thousands). The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the year with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Impaired loans	$16,264	$--	$--	$16,264
REO, net	5,895	--	--	5,895

December 31, 2012
Impaired loans	$18,855	$--	$--	$18,855
REO, net	10,891	--	--	10,891

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$23,970	$23,970	$42,607	$42,607
Level 2 inputs:
Interest bearing time deposits in banks	24,118	24,573	29,592	30,413
Federal Home Loan Bank stock	457	457	375	375
Loans held for sale	4,205	4,205	4,435	4,435
Cash surrender value of life insurance	23,811	23,811	23,003	23,003
Accrued interest receivable	1,473	1,473	1,501	1,501
Level 3 inputs:
Loans receivable—net	371,149	377,851	337,328	351,642

FINANCIAL LIABILITIES:
Level 2 inputs:
Checking, money market and savings accounts	203,067	203,067	203,308	203,308
Other borrowings	5,941	6,017	3,109	3,239
Accrued interest payable	33	33	23	23
Advance payments by borrowers for taxes and insurance	605	605	676	676
Level 3 inputs:
Certificates of deposit	266,658	266,495	251,743	255,573

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions(1)		Required Per Agreement With the OCC (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013:

Tangible Capital to Tangible Assets	$70,853	12.90%	$8,240	1.50%	N/A	N/A	N/A	N/A

Core Capital to Adjusted Tangible Assets	70,853	12.90%	21,972	4.00%	$27,465	5.00%	43,944	8.00%

Total Capital to Risk-Weighted Assets	76,036	18.68%	32,570	8.00%	40,713	10.00%	48,855	12.00%

Tier I Capital to Risk-Weighted Assets	70,853	17.40%	N/A	N/A	24,428	6.00%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To be Categorized as Adequately Capitalized Under Prompt Corrective Action Provisions(1)		Required Per Bank Order (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012:

Tangible Capital to Tangible Assets	$67,434	12.73%	$7,944	1.50%	N/A	N/A	N/A	N/A

Core Capital to Adjusted Tangible Assets	67,434	12.73%	21,185	4.00%	$21,185	4.00%	42,371	8.00%

Total Capital to Risk-Weighted Assets	72,131	19.77%	29,182	8.00%	29,182	8.00%	43,773	12.00%

Tier I Capital to Risk-Weighted Assets	67,434	18.49%	N/A	N/A	14,591	4.00%	N/A	N/A

(1)	Effective with the termination of the Bank Order effective January 15, 2013, the Bank can be categorized as well-capitalized by achieving the required ratios.
(2)

The Bank Order, effective through January 15, 2013, required the Bank to maintain a Tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. After such date and through February 21, 2014, the Bank agreed with the OCC to maintain a minimum Tier 1 (core) capital ratio of at least 8% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk-weighted assets. The required amounts presented reflect these ratios.

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

Repurchase Program. On February 19, 2014, the Board of Directors of the Company approved a share repurchase program permitting the Company to repurchase up to $1,000,000 of its common stock over the next 12 months.

21.	RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has made loans to its directors, officers, including their immediate families, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of loans outstanding to directors, officers, their immediate families, and their related business interests was zero and approximately $1.7 million at December 31, 2013 and 2012, respectively and unused lines of credit was $3.1 million and $1.4 million at December 31, 2013 and 2012, respectively. Deposits from related parties held by the Bank at December 31, 2013 and 2012 amounted to $2.0 million and $3.1 million, respectively.

From December 2011 to October 2013, the Bank subleased office space on a month-to-month basis from a related party. Lease expense to this related party was approximately $72,000 and $91,000 for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, the Company also paid $26,000 to a related party under the terms of an aircraft time-sharing agreement.

22.	BRANCH SALES

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

23.	SUBSEQUENT EVENTS

At its special meeting of shareholders on March 21, 2014, the shareholders of the Company approved proposals regarding:

●	adoption of the previously announced Agreement and Plan of Merger, dated July 1, 2013, by and among the Company and First National Security Company,
●	increase in the number of authorized shares of common stock of the Company from 30,000,000 to 100,000,000,
●	amendment to the articles of incorporation of the Company to change the name of First Federal Bancshares of Arkansas, Inc. to Bear State Financial, Inc., and
●	a private placement of 2,531,645 shares of Company common stock at a per share price of $7.90 to Bear State, the Company’s largest shareholder, and to certain members of Bear State individually.

On February 19, 2014, the Board of Directors of the Company approved a share repurchase program permitting the Company to repurchase up to $1,000,000 of its common stock over the next 12 months.

On February 19, 2014, Bear State Financial Holdings, LLC (“Bear State”), the Company’s principal shareholder owning approximately 79% of the Company’s common stock (assuming full exercise of the outstanding warrants held by it), notified the Company that its members agreed to extend the duration of Bear State for two (2) additional years by extending the automatic termination under Bear State’s Operating Agreement until June 27, 2016. The Bear State Operating Agreement was scheduled to terminate on June 27, 2014.

24.	PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2013 and 2012, and condensed statements of income and comprehensive income and of cash flows for each of the two years in the period ended December 31, 2013, for First Federal Bancshares of Arkansas, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2013 AND 2012

(In thousands)

ASSETS	2013	2012
Cash and cash equivalents (deposits in Bank)	$593	$1,494
Investment in Bank	70,386	68,197
Other assets	242	--

TOTAL	$71,221	$69,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$34	$31
Stockholders’ equity	71,187	69,660

TOTAL	$71,221	$69,691

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME AND

  COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2013 AND 2012

(In thousands)

	2013	2012

INCOME:
Dividends from the Bank	$--	$--
Interest income—loan to the Bank	--	--

Total income	--	--

EXPENSES:
Management fees	156	120
Other operating expenses	506	409

Total expenses	662	529

LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARY	(662)	(529)

INCOME TAXES	--	--

LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARY	(662)	(529)

EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARY	1,391	1,284

NET INCOME	$729	$755

OTHER COMPREHENSIVE INCOME (LOSS) OF SUBSIDIARY	(1,230)	(135)

COMPREHENSIVE INCOME (LOSS)	$(501)	$620

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013 AND 2012

(In thousands)

	2013	2012

OPERATING ACTIVITIES:
Net income	$729	$755
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of Bank	(1,391)	(1,284)
Stock compensation expense	243	147
Changes in operating assets and liabilities:
Other assets	(242)	221
Accrued expenses and other liabilities	3	29

Net cash used in operating activities	(658)	(132)

INVESTING ACTIVITIES:
Investment in Bank	(2,028)	(1,147)

Net cash used in investing activities	(2,028)	(1,147)

FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,785	--

Net cash provided by financing activities	1,785	--

NET DECREASE IN CASH AND CASH EQUIVALENTS	(901)	(1,279)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,494	2,773

End of period	$593	$1,494

 ******

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2013	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$4,748	$4,579	$4,457	$4,581
Interest expense	878	825	830	859
Net interest income	3,870	3,754	3,627	3,722
Provision for loan losses	--	--	--	--
Net interest income after provision for loan losses	3,870	3,754	3,627	3,722
Net gain on sales and calls of investment securities	--	25	--	--
Noninterest income	1,413	1,394	1,340	1,254
Noninterest expense	5,084	5,019	4,883	4,673
Income before income taxes	199	154	84	303
Income tax provision	--	11	--	--
Net income	$199	$143	$84	$303

Earnings per share(1):
Basic	$0.01	$0.01	$0.00	$0.02
Diluted	$0.01	$0.01	$0.00	$0.01

Selected Ratios (Annualized):
Net interest margin	3.12%	3.15%	2.98%	3.13%
Return on average assets	0.15	0.11	0.06	0.23
Return on average equity	1.11	0.81	0.47	1.73

YEAR ENDED DECEMBER 31, 2012	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$4,771	$4,840	$4,977	$5,211
Interest expense	972	1,069	1,127	1,254
Net interest income	3,799	3,771	3,850	3,957
Provision for loan losses	--	--	6	16
Net interest income after provision for loan losses	3,799	3,771	3,844	3,941
Net gain on sales and calls of investment securities	--	--	542	--
Noninterest income	1,446	1,449	1,464	1,686
Noninterest expense	5,744	4,867	5,141	5,435
Income (loss) before income taxes	(499)	353	709	192
Income tax provision	--	--	--	--
Net income (loss)	$(499)	$353	$709	$192

Earnings (loss) per share(1):
Basic	$(0.03)	$0.02	$0.04	$0.01
Diluted	$(0.03)	$0.02	$0.03	$0.01

Selected Ratios (Annualized):
Net interest margin	3.13%	3.04%	3.09%	3.11%
Return on average assets	(0.37)	0.26	0.51	0.13
Return on average equity	(2.84)	2.02	4.07	1.11

(1)	Basic and diluted weighted average shares outstanding are summarized below.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2013
Basic weighted - average shares	20,041,497	20,013,343	19,897,603	19,421,603
Effect of dilutive securities	853,466	897,619	982,326	1,322,978
Diluted weighted - average shares	20,894,963	20,910,962	20,879,929	20,744,581

YEAR ENDED DECEMBER 31, 2012
Basic weighted - average shares	19,302,603	19,302,603	19,302,603	19,302,603
Effect of dilutive securities	--	1,375,467	1,250,118	997,401
Diluted weighted - average shares	19,302,603	20,678,070	20,552,721	20,300,004

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2013 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2013.

Christopher M. Wewers Chief Executive Officer	Sherri R. Billings Chief Financial Officer

Item 9B. Other Information.

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors of the Company and the Bank

Set forth below is biographical information with respect to each current director of the Company. There are no arrangements or understandings between any person on the one hand and the Company on the other hand pursuant to which such person has been selected as director of the Company. Ages of the directors are reflected as of March 28, 2014.

Richard N. Massey, age 58. Mr. Massey is Chairman of the Board of Directors of the Company and the Bank, and following completion of the merger with FNSC, it is anticipated that he will be appointed Chief Executive Officer of the Company. He has been a partner of Westrock Capital Partners, LLC, a private investment partnership (“Westrock”), since January 2009, and is the managing member of Bear State, the Company’s controlling shareholder. From 2006 to 2009, Mr. Massey was Executive Vice President, Chief Strategy Officer and General Counsel of Alltel Corporation, then the fifth largest provider of wireless services in the United States. Prior to joining Alltel, Mr. Massey acted as Managing Director of Stephens Inc., a private investment bank, for 6 years. Mr. Massey is a licensed attorney in the state of Arkansas and has over 25 years of experience as a corporate and securities attorney. Since 2006, Mr. Massey has been a director of Fidelity National Financial, Inc. (FNF), a title insurance, mortgage services, specialty insurance and information services company, and Fidelity National Information Systems, Inc. (FIS), a global provider of technology and services to the financial services industry. He serves as a member of the Compensation Committee of FNF, and as Chairman of the Compensation Committee and a member of both the Executive and the Corporate Governance and Nominating Committees of FIS.

Mr. Massey has an extensive understanding of corporate law, finance and investment banking that he gained through years of experience as a financial and legal advisor to public and private companies. In addition, Mr. Massey, through his affiliation with Bear State, has a substantial personal interest in the Company that aligns his interests with those of the Company’s shareholder base. His professional experience combined with his personal stake in the success of the Company led the Board of Directors to determine that Mr. Massey is qualified to serve on the Company’s Board of Directors and as its Chairman.

W. Dabbs Cavin, age 49. Mr. Cavin is employed by Mountaire Corporation as its Chief Investment Officer and serves as a member of its board of directors and he also serves as Executive Vice Chairman of the Board of Directors of the Company. From 2011 until June 30, 2013, Mr. Cavin served as Chief Executive Officer of the Company and the Bank. He has been active in commercial banking in a variety of executive positions for over 20 years. In 1996, Mr. Cavin was a co-founder and organizer of Pinnacle Bancshares and Pinnacle Bank in Little Rock, Arkansas where he served as executive vice president and chief lending officer while also serving as a member of that bank’s and its holding company’s board of directors. After the 2002 sale of Pinnacle to BancorpSouth, Mr. Cavin became president of the Little Rock market for BancorpSouth until joining Summit Bank as executive vice president. At Summit, Mr. Cavin was responsible for leading their entrance into the Little Rock market as well as working with executive management on corporate strategic initiatives, market expansion, marketing, and business development. In 2006 and 2007, Mr. Cavin moved to Kigali, Rwanda where he launched a for-profit commercial bank with non-profit shareholders led by Opportunity International in an effort to further the economic development of that country. From 2008 until 2011, Mr. Cavin was employed by Mountaire Corporation in a position similar to his present capacity, while also consulting with Summit Bank on strategic issues. Mr. Cavin is also a former regulatory examiner with the Federal Home Loan Bank of Dallas which was the precursor to the Office of Thrift Supervision.

Mr. Cavin has over 20 years of community and commercial banking experience, much of which he acquired as an executive officer or director of various Arkansas-based financial institutions. His understanding of the community banking needs of Arkansas makes him an invaluable asset as a director of the Company. His long and successful career as a bank executive and his intimate knowledge of community banking in Arkansas led the Board of Directors to conclude that Mr. Cavin is qualified to serve on the Company’s Board of Directors.

K. Aaron Clark, age 32. Mr. Clark currently serves as vice president of The Stephens Group, LLC, a private, family-owned investment firm, which he joined in 2006. In addition to helping analyze, coordinate and execute The Stephens Group’s investment transactions, Mr. Clark devotes a considerable amount of his time to supporting the firm’s partner companies’ efforts to grow the long-term value of their businesses. Prior to joining The Stephens Group, Mr. Clark was a corporate financial analyst at Stephens, Inc., where he gained experience in detailed financial analysis, modeling and diligence.

Mr. Clark provides a unique perspective to the Board. In addition to his investment banking experience, he brings to the Board a keen understanding and knowledge of partnering with management teams of a wide-range of companies across various industries to assist them in growing the long-term value of their businesses and accomplishing their strategic goals. His professional experience and strong community ties led the Board of Directors to conclude that Mr. Clark is qualified to serve as a director of the Company.

Frank Conner, age 64. Mr. Conner served as Vice President, Finance and Accounting and Chief Financial Officer of FedEx Freight East (formerly American Freightways, Inc.) from February 2001 through June 2010.  Mr. Conner previously served as a director of American Freightways from 1989 to February 2001 and held various positions with American Freightways, including serving as Executive Vice President-Finance and Accounting and Chief Financial Officer from November 1995 to February 2001.  Mr. Conner previously served thirteen years with McKesson Service Merchandise in various positions including General Manager and Chief Financial Officer.  Mr. Conner served seven years in public accounting with Peat, Marwick & Mitchell prior to joining McKesson.  Mr. Conner also serves on the board of directors of P.A.M. Transportation Services, Inc. (NASDAQ: PTSI), based in Tontitown, Arkansas.

Mr. Conner brings to the Board of Directors extensive management and business experience including over 26 years of service in senior financial management positions for both private and publicly-traded companies.  He has served on the Company’s and the Bank’s boards of directors since 2003.  He is the Chairman of the Company’s audit committee, qualifies as an audit committee financial expert (as defined by the rules of the SEC) and is a member of the Company’s compensation and nominating and corporate governance committees.  He has extensive experience in performing audits of banking and non-banking publicly-traded companies and has served on the audit and compensation committees of American Freightways Corp. and P.A.M. Transportation Services, Inc.  Additionally, Mr. Conner’s extensive ties to the community, strength of character, mature judgment, familiarity with our business and industry, independence of thought and ability to work collegially with others led the Board of Directors to conclude that Mr. Conner is qualified to serve on the Company’s Board of Directors.

Scott T. Ford, age 51. Mr. Ford has been a partner of Westrock since January 2009. Prior to forming Westrock, Mr. Ford was Chief Executive Officer of Alltel Corporation, where he led the transformation of the company into a national wireless carrier and guided the company through its $27 billion leveraged buy-out in 2007 and its subsequent sale to Verizon Wireless in 2009. Before becoming CEO, Mr. Ford served as President and Chief Operating Officer of Alltel from 1996 to 2001. He is a former chairman of the Little Rock Branch of the Federal Reserve Bank of St. Louis, a former director and audit committee member of Tyson Foods, Inc., a Fortune 500 food production and processing company, and a former director and chairman of the executive committee of Alltel.

Mr. Ford’s corporate management experience makes him an invaluable member of the Company’s Board. His proven track record as CEO of a Fortune 200 company, in addition to his expansive experience as a director of public and private companies and charitable organizations, provides him the ability to understand and address the challenges and issues facing the Company. In addition, Mr. Ford, through his affiliation with Bear State, has a substantial personal interest in the Company that aligns his interests with those of the Company’s shareholder base. The Board of Directors believes that Mr. Ford’s extensive management experience, proven leadership capabilities and his personal stake in the success of the Company qualify him to serve on the Board.

G. Brock Gearhart, age 32. Mr. Gearhart is President of Greenwood Gearhart Inc., a registered investment advisor located in Fayetteville, Arkansas. Prior to assuming his current role in September 2008, he was a Vice President with Merrill Lynch’s Private Banking and Investment Group in New York City. He is a graduate of the University of Arkansas where he earned a B.S.B.A in Financial Management and Investments and was named Outstanding Student in Finance. He holds the Chartered Financial Analyst (CFA®) designation. Mr. Gearhart is a member of the New York Society of Security Analysts (NYSSA), the CFA Institute, The Consumer Analyst Group of New York (CAGNY) and Europe (CAGE), and the National Association for Business Economists (NABE). He serves on the boards of the Walton Arts Center Corporate Leadership Council, the Arkansas Single Parent Scholarship Fund, the Fayetteville Public Library Foundation, the Fayetteville Chamber of Commerce, the Arkansas Community Foundation – Fayetteville Area, Lifestyles and The Cancer Challenge.

Mr. Gearhart’s financial expertise and ties to the community led the Board of Directors to conclude that he is qualified to serve as a director of the Company.

John P. Hammerschmidt, age 91.  Mr. Hammerschmidt is the former Chairman of the Board of the Company and the former Senior Chairman for the Bank. He currently serves as Chairman Emeritus of the Bank.  He is a former United States Congressman from Arkansas (1967-1993).  Mr. Hammerschmidt retired from the United States House of Representatives in 1993.

Mr. Hammerschmidt brings to the Board of Directors extensive management and business experience including over 40 years of service on the Bank’s board of directors; 15 years of service on the Company’s Board of Directors; 25 years of service as the President of Hammerschmidt Lumber Co., Inc.; over 16 years of service as a member of the boards of directors of Dillard’s, Inc., Southwestern Energy Co., and the Northwest Arkansas Council, where he served as chairman; 14 years of experience as a member of the board of directors of the Metropolitan Washington Airport Authority; and experience as a member of the board of directors of American Freightways. Additionally, he previously served on the audit committee of the board of directors of Dillard’s, Inc., the audit and compensation committees of the board of directors of Southwestern Energy Co., and the audit and compensation committees of American Freightways.  He is a current member of the Company’s compensation and audit committees.  Additionally, Mr. Hammerschmidt’s extensive ties to the community, strength of character, mature judgment, familiarity with our business and industry, independence of thought and ability to work collegially with others led the Board of Directors to conclude that Mr. Hammerschmidt is qualified to serve on the Company’s Board of Directors.

O. Fitzgerald Hill, age 50. From 2006 to the present, Dr. Hill has served as President of Arkansas Baptist College in Little Rock. During his tenure, Arkansas Baptist College grew from fewer than 200 to more than 1,100 students and raised more than $23 million to update the institution's facilities. From 2010 to 2011, Dr. Hill served on the advisory board of Summit Bank. From 2005 to 2006, Dr. Hill led the Ouachita Baptist Opportunity Fund in Arkadelphia, Arkansas, as its Executive Director. From 2001 to 2005, he served as head football coach of the San Jose State Spartans. Dr. Hill earned a Doctorate of Education degree from the University of Arkansas and has received numerous awards recognizing his leadership on educational and community-development issues at the local, state and national levels. He is also the recipient of the Bronze Star for his service in the United States Armed Forces during Operation Desert Shield and Desert Storm.

Dr. Hill brings a wealth of leadership experience and skills to the Board. This depth of experience, proven success as a leader, and his strong community ties led the Board of Directors to conclude that Dr. Hill is qualified to serve as a director of the Company.

Christopher M. Wewers, age 42. Mr. Wewers is the President and the Chief Executive Officer of the Company and the Bank, however, following completion of the merger with FNSC, the Company anticipates that Mr. Massey will assume the duties of Chief Executive Officer of the Company and Mr. Wewers will serve as Executive Vice President of the Company and as President and Chief Executive Officer of the Bank. He previously served as Chief Operating Officer of the Company and the Bank until June 30, 2013, when he assumed the role of President and Chief Executive Officer. From 2001 until he joined the Company and the Bank in 2011, Mr. Wewers served as Executive Vice President and Chief Financial Officer of Summit Bank, a community-oriented financial institution that serves central and south Arkansas. During his tenure at Summit Bank, Mr. Wewers was directly responsible for investments, asset-liability management, tax, financial reporting, regulatory reporting, accounting and finance. Mr. Wewers also had extensive involvement in loan operations, deposit operations, information technology, audit and shareholder relations. Mr. Wewers is a certified public accountant licensed to practice in the state of Arkansas, a member of the American Institute of Certified Public Accountants and the Arkansas Society of Certified Public Accountants, and has attained the designation Chartered Global Management Accountant.

His long and successful career as a bank executive, his financial expertise, his operational knowledge of banking and his ties to the community banking industry in Arkansas led the Board of Directors to conclude that Mr. Wewers is qualified to serve on the Company’s Board of Directors.

Board Leadership Structure and Risk Oversight

Board of Directors Leadership Structure. The Board of Directors has no fixed policy with respect to the separation of the offices of Chairman of the Board of Directors and CEO.  The Board retains the discretion to determine, at any time, whether to combine or separate the positions as it deems to be in the best interests of the Company and its shareholders.  The Board currently believes that separating the positions of CEO and Chairman is the best structure for the Company because it improves the ability of the Board of Directors to exercise its oversight role by having a director who is not an officer or member of management to serve in the role of Chairman. However, following the merger with FNSC, the Board anticipates that the roles of Chairman and CEO will be combined and that Mr. Massey will serve in both of those roles. The Board believes that altering the Company’s leadership structure at that time will be beneficial to the Company, which will become a multi-bank holding company following the merger, with three separately-chartered subsidiary banks operating as independent business units. In light of the anticipated changes to the Company’s organizational structure, combining the roles of Chairman and CEO at the Company level will promote strategy development and execution, facilitate information flow between management and the Board, and allow Mr. Massey to be involved in every aspect of leading the Company, while exercising oversight of the management of each of the Company’s subsidiary banks.

The Board believes that maintaining a healthy mix of qualified independent, non-management, and management directors on the Board is an integral part of effective corporate governance and management of the Company. The Board also believes that the current leadership structure strikes an appropriate balance between independent directors, management directors, and directors affiliated with Bear State, the Company’s controlling shareholder, which allows the Board to effectively represent the best interests of the Company’s entire shareholder base.

The Board anticipates that, following the merger with FNSC and the combination of the roles of Chairman and CEO, it will not utilize a lead independent director.  However, the independent directors of the Board will continue to be actively involved in the decision-making of the Board and its various committees.

Board of Directors Risk Oversight. Management has the primary responsibility for identifying and managing the risks facing the Company and the Bank, subject to the oversight of the Board. The Board’s role in the risk oversight process includes receiving regular reports from senior management and internal audit regarding material risk exposure of the Company, including operational, financial, legal and regulatory, strategic and reputational risks.  The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable the board or board committee, as applicable, to understand our risk identification, risk management and risk mitigation strategies.  When a committee receives these reports, the chairman of the relevant committee reports on the discussion to the full Board during the next Board meeting.  This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

The Board’s administration of its risk oversight function has not specifically affected the Board’s current leadership structure or proposed leadership structure following the FNSC merger. Instead, when establishing the Board’s leadership structure, risk oversight is one factor among many considered by the Board. The Board believes that the current leadership structure facilitates its role in the risk oversight process of the Company, and does not anticipate that the proposed changes to the current leadership structure following the FNSC merger will have a material effect on its role in risk oversight. If in the future the Board believes that a change in its leadership structure is required to, or potentially could, improve the Board’s risk oversight function, it may make such change as it deems appropriate in its sole discretion.

No director or executive officer of the Company is related to any other director or executive officer of the Company by blood, marriage or adoption.

Executive Officers of the Company and the Bank

Set forth below is biographical information with respect to each current executive officer of the Company and the Bank. In addition to the executive officers listed below, Mr. Wewers, who also serves as a director of the Company, is an executive officer of the Company and the Bank. Biographical information regarding Mr. Cavin and Mr. Wewers is available above. All executive officers of the Company and the Bank are elected annually by the Board of Directors and serve at the discretion of the Board.  There are no arrangements or understandings between any person on the one hand and the Company or the Bank on the other hand pursuant to which such person has been selected as an executive officer of either the Company or the Bank. Ages of the officers are reflected as of March 28, 2014.

Sherri R. Billings, age 57.  Mrs. Billings is Executive Vice President and Chief Financial Officer of the Company and the Bank.  She became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2002. She previously served as Senior Vice President for the Bank from 1993 to 2002, and as Treasurer for the Bank from 1986 to 1993.  Mrs. Billings initially was employed by the Bank in 1979. Mrs. Billings is a certified public accountant licensed to practice in the state of Arkansas, a member of the American Institute of Certified Public Accountants and the Arkansas Society of Certified Public Accountants, and has attained the designation Chartered Global Management Accountant.

R. Thomas Fritsche, Jr. age 53. Mr. Fritsche is Executive Vice President and Chief Credit Officer of the Company and the Bank.  Mr. Fritsche has over twenty-five years of commercial banking experience in executive and managerial positions with banks in Arkansas.  Prior to joining the Company and Bank, Mr. Fritsche worked at Southwest Power Pool, a regional utility transmission organization, as Director of Treasury and Risk Management from 2007 – 2011. He previously served as Chief Administrative Officer and Commercial Banking Executive from 2004 – 2007, and as Senior Vice President and Commercial Real Estate Lending Manager from 2000 – 2002, at Regions Financial Corp.; as Executive Vice President and Lending Manager at Arvest Banking Company from 2002 – 2004; as Vice President and Commercial Lender at Mercantile Bank; as Vice President, Mergers & Acquisitions, at First Commercial Corp.; and as Director of Mergers & Acquisitions and Director of Asset/Liability Management for Worthen Banking Corp. Mr. Fritsche began his career in banking as a National Bank Examiner with the Office of the Comptroller of the Currency.

John T. Adams, age 37. Mr. Adams is the General Counsel and Corporate Secretary of the Company and the Bank. Mr. Adams has represented various financial institutions in securities, regulatory, and lending matters as a lawyer at Davis Polk & Wardwell in New York City from 2003 – 2006, and at the Rose Law Firm in Little Rock from 2006 – 2009. Prior to joining the Company and Bank in 2011, he served as an Assistant Attorney General for the State of Arkansas and an adjunct professor at the University of Arkansas at Little Rock – Bowen School of Law. Mr. Adams is licensed to practice law in Arkansas and New York.

John T. Suskie, age 50. Mr. Suskie is Executive Vice President and Chief Lending Officer of the Company and the Bank. Mr. Suskie has over twenty-five years of commercial banking experience in executive, managerial and regulatory positions in Arkansas. Prior to joining the Company, Mr. Suskie served as an Executive Vice President and Regional Credit Officer at Summit Bank for over six years, leading the commercial lending function for the markets in the Central Arkansas Region for the bank. Before joining Summit Bank, Mr. Suskie supervised various lending functions for over sixteen years with Bank of America, N. A. and its predecessor banks (NationsBank, N.A., Boatmen’s Bank, and Worthen Banking Corp.) serving primarily in the Central and Northwest Arkansas markets in the state. Additional duties held during the Worthen Banking Corp. tenure include evaluating banks targeted for acquisition and guiding the integration of acquired banks. Mr. Suskie began his career in banking as a commercial bank and bank holding company examiner for the Arkansas State Bank Department.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company currently knows of no person, other than Bear State, who owns 10% or more of the Company’s common stock.

Based solely on a review of the copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that during, and with respect to, the year ended December 31, 2013, the Company’s officers, directors and Bear State, the sole beneficial owner of more than 10% of the Company’s common stock, satisfied the reporting requirements promulgated under Section 16(a) of the Exchange Act, with the exception of a late filing on Form 4 by John T. Suskie, Jr. reporting one transaction and a late filing on Form 4 by each of Bear State Financial Holdings, LLC and Richard N. Massey regarding one transaction.

Code of Ethics for Executive Officers and Financial Professionals

The Board of Directors has adopted a code of ethics for the Company’s and the Bank’s executive officers, including the Chief Executive Officer and the Chief Financial Officer, and other financial professionals.  These officers are expected to adhere at all times to this code of ethics. Failure to comply with this code of ethics is a serious offense and will result in appropriate disciplinary action.  We have posted this code of ethics in the Corporate Governance section of our website at www.ffbh.com.

We will disclose on our website at www.ffbh.com, to the extent and in the manner permitted by Item 5.05 of Form 8-K under Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), the nature of any amendment to this code of ethics (other than technical, administrative, or other non-substantive amendments), our approval of any material departure from a provision of this code of ethics, and our failure to take action within a reasonable period of time regarding any material departure from a provision of this code of ethics that has been made known to any of the executive officers noted above.

Audit Committee

The Company has a separately-designated standing audit committee. The audit committee engages the Company’s independent registered public accounting firm and reviews with management, the internal auditor and the independent registered public accounting firm the Company’s systems of internal control.  In addition, the committee reviews with the independent registered public accounting firm and management the annual audited financial statements (including the Form 10-K) and the quarterly reports on Form 10-Q and monitors the Company’s adherence to generally accepted accounting principles. The audit committee currently consists of Messrs. Conner (Chairman), Hammerschmidt and Clark, all of whom are independent as determined by the Board of Directors of the Company and as defined in NASDAQ Stock Market’s listing standards and regulations of the SEC.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded or paid to our named executive officers for services rendered in all capacities during the last fiscal year. For fiscal 2013, our named executive officers were: (i) Christopher M. Wewers, President and Chief Executive Officer and former Chief Operating Officer; (ii) W. Dabbs Cavin, former Chief Executive Officer; (iii) John T. Suskie, Chief Lending Officer; and (iv) R. Thomas Fritsche, Jr., Chief Credit Officer.

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Christopher M. Wewers,	2013	$233,905	$—	$254,400	$—	$20,000	$—	$—		$508,305
President and	2012	$220,000	$—	$—	$—	$20,000	$—	$8,000	(4)	$248,000
Chief Executive Officer
(former Chief Operating Officer)

W. Dabbs Cavin,	2013	$137,012	$—	$78,480	$—	$—	$—	$11,880	(5)	$227,372
Former Chief Executive	2012	$235,000	$—	$—	$—	$20,000	$—	$8,000	(4)	$263,000
Officer

John T. Suskie	2013	$190,500	$—	$48,950	$—	$—	$—	$—		$239,450
Executive Vice President	2012	$15,387	$—	$—	$128,700	$—	$—	$—		$144,087
and Chief Lending Officer

R. Thomas Fritsche, Jr.	2013	$200,000	$—	$9,750	$—	$10,000	$—	$—		$219,750
Executive	2012	$200,000	$—	$—	$—	$7,000	$—	$8,000	(4)	$215,000
Vice President and
Chief Credit
Officer

(1)

We periodically review, and may increase, base salaries in accordance with the Company’s normal annual compensation review for each of our named executive officers.  Annual base salaries as of December 31, 2013 were $250,000, $24,000, $190,500 and $200,000 for Mr. Wewers, Mr. Cavin, Mr. Suskie and Mr. Fritsche, respectively.

(2)

Stock and option awards are based on the grant date fair values and are calculated utilizing the provisions of Accounting Standards Codification 718 “Compensation- Stock Compensation”.  See Note 13 to the consolidated financial statements contained herein in Item 8 for further information regarding assumptions underlying valuation of equity awards.

(3)

Payments of bonuses for 2012 and 2013 were made in accordance with performance goals including the attainment of required minimum core earnings for the year ended December 31, 2012 and attainment of required minimum asset quality ratios as of December 31, 2013.

(4)	Bear State paid the named executive officers bonuses in 2012 for service to the Company and First Federal Bank.

(5)	Mr. Cavin received $11,880 in director fees during 2013.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth outstanding equity awards of the named executive officers as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher M. Wewers	—	—	—	—	—	31,200(3)	$271,440	—	—
W. Dabbs Cavin	—	—	—	—	—	8,200(4)	$71,340	—	—
John T. Suskie	—	32,500(1)	—	$8.99	11/28/2019	5,000(5)	$43,500	—	—
R. Thomas Fritsche, Jr.	—	32,500(2)	—	$5.35	10/26/2018	1,000(6)	$8,700	—	—

(1)	Granted November 28, 2012, and assuming continued employment, exercisable 60% on November 28, 2015, 20% on November 28, 2016 and 20% on November 28, 2017.

(2)	Granted October 26, 2011, and assuming continued employment, exercisable 60% on October 26, 2014, 20% on October 26, 2015, and 20% on October 26, 2016.

(3)

1,200 units granted on February 20, 2013 and 30,000 units granted on June 30, 2013. Assuming continued employment, 400 units will vest on February 20, 2014, 400 units will vest on February 20, 2015, 400 units will vest on February 20, 2015 and 30,000 units will vest on June 30, 2020.

(4)

1,200 units granted on February 20, 2013 and 7,000 units granted on July 19, 2013. Assuming continued service to the Company, 400 units will vest on February 20, 2014, 400 units will vest on February 20, 2015, 400 units will vest on February 20, 2015 and 7,000 units will vest on July 19, 2016.

(5)	Granted on June 10, 2013, and assuming continued employment, all units will vest on June 10, 2016.

(6)	Granted on February 20, 2013, and assuming continued employment, the units will vest ratably over three years.

401(k) Plan

The Company has established a 401(k) Plan whereby substantially all employees may participate in the plan.  Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws.  The Company may make matching contributions. During the year ended December 31, 2013, the Company made no matching contributions to the 401(k) Plan. Effective January 1, 2014, the Company began matching the first 2% of employee contributions.

Director Compensation

Members of the board of directors of the Bank receive $1,440 per month.  Members of the board of directors of the Company receive $540 per month.  Due to his tenure, Mr. Hammerschmidt, director of the Bank board of directors since 1966, receives an additional $180 per month for his service on the the Bank board of directors and an additional $90 per month for his service on the Company board of directors. Directors of the Bank and the Company receive the normal monthly payment regardless of attendance at board meetings.  Members of the respective board serving on a committee of such board do not receive any additional compensation for serving on such committee. Members of the boards of directors who are officers of the Company or the Bank do not receive additional compensation for serving as directors.

The following table sets forth information concerning compensation paid or accrued by the Company and the Bank to each non-officer member of the board of directors during the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Richard N. Massey	$23,760	$—	$—	$—	$23,760
K. Aaron Clark	$23,760	$—	$—	$—	$23,760
Frank Conner	$23,760	$—	$—	$—	$23,760
Scott T. Ford	$23,760	$—	$—	$—	$23,760
G. Brock Gearhart	$23,760	$—	$—	$—	$23,760
John P. Hammerschmidt	$27,000	$—	$—	$3,213	$30,213
O. Fitzgerald Hill	$23,760	$—	$—	$—	$23,760

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 20, 2014, certain information as to the Company common stock beneficially owned by (i) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding common stock, (ii) the directors of the Company, (iii) the executive officers of the Company named in the Summary Compensation Table below, and (iv) all directors and executive officers of the Company and the Bank as a group.

Common Stock Beneficially Owned as of March 20, 2014
Name of Beneficial Owner	Number	%
Bear State Financial Holdings, LLC 900 S. Shackleford, Suite 200 Little Rock, Arkansas 72211	16,679,962(1)	79.0%(2)

Directors:
Richard N. Massey	16,715,405(3)(4)	79.0%(5)
W. Dabbs Cavin	78,677	*
K. Aaron Clark	–	–
Frank Conner	15,725(6)	*
Scott T. Ford	35,443(4)	*
G. Brock Gearhart	–	–
John P. Hammerschmidt	73,472(7)	*
O. Fitzgerald Hill	75	*
Christopher M. Wewers	66,853(8)	*

Certain other executive officers:
Tom Fritsche	201	*
John Suskie	301(9)	*

All directors and officers of the Company and the Bank as a group (13) persons	17,033,672(3)(10)	80.4%(11)

________

* Less than one percent.

(1)	Includes (i) 15,600,962 shares of common stock and (ii) warrants to purchase 1,079,000 shares of common stock.

(2)

Based upon 20,041,497 shares of common stock of the Company issued and outstanding as of March 20, 2014 and 1,079,000 shares of common stock issuable upon exercise of warrants to Bear State within 60 days hereof.

(3)

As managing member of Bear State with voting and dispositive power over the shares of common stock owned by Bear State, Mr. Massey is deemed to be the beneficial owner of all shares of common stock owned by Bear State, for purposes of SEC rules.

(4)	Includes 35,443 shares issuable upon exercise of warrants within 60 days hereof.

(5)

Based upon 20,041,497 shares of common stock of the Company issued and outstanding as of March 20, 2014, 1,079,000 shares of common stock issuable upon exercise of warrants to Bear State within 60 days hereof and 35,443 shares of common stock issuable upon exercise of warrants to Mr. Massey within 60 days hereof.

(6)

Includes 8,370 shares held jointly with Mr. Conner’s child, 387 shares held individually by Mr. Conner’s child and 6,968 shares held jointly by Mr. Conner and his spouse as co-trustees for a trust for their benefit.

(7)	Includes 4,000 shares held by a company owned by Mr. Hammerschmidt.

(8)	Includes 996 shares held in Mr. Wewers’ account in the Company’s 401(k) Plan.

(9)	Includes 301 shares held in Mr. Suskie’s account in the Company’s 401(k) Plan.

(10)	Includes 28,532 shares allocated to the accounts of executive officers as a group in the Company’s 401(k) Plan and warrants to purchase 1,149,886 shares of common stock.

(11)	Based upon 20,041,497 shares of common stock of the Company issued and outstanding as of March 20, 2014 and 1,149,886 shares of common stock issuable upon exercise of warrants within 60 days hereof.

Equity-Based Compensation Plans

The following table contains information regarding shares of our common stock that may be issued upon the exercise of stock awards under our existing equity compensation plans as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity Compensation Plans Approved by Stockholders	218,304	(1)(2)	$7.04	1,712,769	(3)

Equity Compensation Plans Not Approved by Stockholders	—		—	—

Total	218,304		$7.04	1,712,769

(1)

As of December 31, 2013, there were 804 shares of our common stock issuable upon the options granted under our Stock Option Plan approved by stockholders in 1997 (the “1997 Stock Option Plan”). The 1997 Stock Option Plan expired during 2007, and no additional awards will be issued under the plan.  Outstanding awards under the 1997 Stock Option Plan were not affected by its expiration and remain subject to its provisions. The weighted average exercise price of those outstanding options is $110.53.

(2)	As of December 31, 2013, there were 217,500 shares of our common stock issuable upon the exercise of options granted under the First Federal Bancshares of Arkansas, Inc. 2011 Omnibus Incentive Plan, which was approved by stockholders in 2011 (the “2011 Plan”). The weighted average exercise price of those outstanding options was $6.66.

(3)	As of December 31, 2013, there were 1,712,769 shares available for grant under the 2011 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Bank’s Lending Policy requires that all loans made by the Bank to its directors and executive officers and their immediate families and related business interests be made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In addition, such loans may not involve more than the normal risk of collectability or present other unfavorable features. Pursuant to the Bank’s Lending Policy, loans made to directors and officers and their immediate families and related business interests are approved in the same manner as are loans for all employees, which require an initial approval by the Regional President or Market Manager in addition to any other committee approvals required for a loan of that type and size. All such loans outstanding have been made by the Bank in accordance with the aforementioned policy.

Except as described above concerning loans made to insiders, once we become aware of a proposed transaction with a related party, it is referred to an executive officer for consideration to determine whether the related party transaction should be allowed. If such executive officer determines that the transaction is permissible, he or she then refers the matter to the audit committee for final approval. The Board of Directors does not have a separate written policy regarding the review and approval of related party transactions, but pursuant to the audit committee charter, which is available in the Corporate Governance section of our website at www.ffbh.com, the proposed transaction will be permitted only if the audit committee determines that it is fair to the Company and approves it or ratifies it after the fact.

The following are the only transactions occurring during fiscal year 2013, or that are currently proposed, (i) in which the Company or the Bank was or is to be a participant, (ii) where the amount involved exceeds $120,000, and (iii) in which the Company’s executive officers, directors, nominees, principal shareholders and other related parties had a direct or indirect material interest.

In connection with the Private Placement, the Company issued warrants to purchase 35,443 shares of Company common stock at an exercise price of $7.90 per share to five individual investors in exchange for their commitments to backstop the Private Placement in the event that the Company was unable to cause the Private Placement to be fully subscribed. Two of the individual investors that were issued warrants are Richard N. Massey and Scott T. Ford. Additionally, Bear State has subscribed to purchase 2,297,031 shares of Company common stock in the Private Placement at a purchase price of $7.90 per share, or $18.1 million in the aggregate. Pursuant to their “backstop” commitments, Messrs. Massey and Ford will also each purchase approximately 47,000 shares of Company common stock at a purchase price of $7.90 per share, or approximately $371,000.

On August 22, 2013, the Company entered into an Aircraft Time Sharing Agreement (the “Aircraft Agreement”), pursuant to which the Company agreed to reimburse Westrock for the costs associated with the use of a Westrock-owned aircraft for Company business. The expenses the Company will reimburse Westrock may include: (a) fuel oil, lubricants and other additives; (b) travel expenses of the crew, including food, lodging, and ground transportation; (c) hangar and tie-down costs away from the aircraft’s base of operation; (d) insurance obtained for the specific flight; (e) landing fees, airport taxes, and similar assessments; (f) customs, foreign permit and similar fees directly related to the flight; (g) in-flight food and beverages; (h) passenger ground transportation; (i) flight planning and weather contract services; and (j) an additional charge equal to one hundred percent (100%) of the expenses listed in subparagraph (a) above.

Director Independence and “Controlled Company”

After reviewing all relevant relationships and considering NASDAQ’s requirements for independence, the Board of Directors concluded that Messrs. Clark, Connor, Ford, Gearhart, Hammerschmidt, and Hill are independent under applicable listing rules.

While a majority of the Company’s directors are independent, the Company is not required to have a majority of independent directors on its Board as would otherwise be required under NASDAQ listing rules because the Company qualifies as a “controlled company.” Under applicable NASDAQ rules, if an individual or another entity owns more than 50% of the voting power for the election of directors of a listed company, that company is considered a “controlled company” and is exempt from certain corporate governance requirements, including the requirements to have a board of directors comprised of a majority of independent directors and independent director oversight of such board’s nominating and executive compensation functions. Because Bear State owns more than 50% of the voting power for the election of directors, the Company qualifies as a “controlled company” and therefore relies on the “controlled company” exemption.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid by us to BKD, LLP (“BKD”) for professional services rendered in connection with the audit of the Company’s consolidated financial statements for 2013 and 2012.

	BKD, LLP
	2013	2012
Audit fees (1)	$195,000	$307,268
Audit-related fees (2)	75,503	9,447
Tax fees	—	—
All other fees	—	—
Total	$273,503	$316,715

(1)

Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC.

(2)	Audit-related fees include audit fees related to the Company’s various SEC registration statements paid to BKD. No other fees were paid to BKD in 2013 or 2012.

Since May 6, 2003, the effective date of SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of an independent registered public accounting firm has been approved in advance by the audit committee in accordance with SEC rules. The audit committee selects the Company’s independent registered public accounting firm and separately pre-approves all audit services to be provided by it to the Company.  The audit committee also reviews and separately pre-approves all audit-related, tax and all other services rendered by our independent registered public accounting firm in accordance with the audit committee’s charter and policy on pre-approval of audit-related, tax and other services.  In its review of these services and related fees and terms, the audit committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

None of the services described above were approved pursuant to the de minimis exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

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
2.3

Voting Agreement by and between Bear State Financial Holdings, LLC and First National Security Company, dated July 1, 2013. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 27, 2013).

2.4

Voting Agreement by and between John H. Hendrix and First Federal Bancshares of Arkansas, Inc., dated July 1, 2013. (incorporated herein by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 27, 2013).

2.5	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2011).
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

10.2

First Amendment to Investment Agreement, dated April 20, 2011, among First Federal Bancshares of Arkansas, Inc., First Federal Bank, and Bear State Financial Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on April 21, 2011).

10.3

First Federal Bancshares of Arkansas, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.4

Form of Notice of Performance-Based Restricted Stock Grant, including Form of Performance-Based Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.5

Form of Notice of Restricted Stock Grant, including Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.6

Form of Notice of Stock Option Grant, including Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.7	Warrant dated May 3, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 3, 2011).
10.8	Form of Commitment Letter (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2013).
10.9	Form of Warrant issued to each of the Investors (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 27, 2013).
10.10

Form of Registration Rights Agreement by and between the First Federal Bancshares of Arkansas, Inc. and each of the Investors. (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 27, 2013).

10.11

Subscription Agreement by and between First Federal Bancshares of Arkansas, Inc., Bear State Financial Holdings, LLC, dated August 23, 2013.  (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 27, 2013).

10.12

Form of Registration Rights Agreement by and among First Federal Bancshares of Arkansas, Inc., Bear State Financial Holdings, LLC and each of the Investors.  (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 27, 2013).

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

By:	/s/ Christopher M. Wewers
Christopher M. Wewers
Chief Executive Officer

March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard N Massey	March 28, 2014
Richard N. Massey Chairman

/s/ W. Dabbs Cavin	March 28, 2014
W. Dabbs Cavin Executive Vice Chairman

/s/ K. Aaron Clark	March 28, 2014
K. Aaron Clark Director

/s/ Frank Conner	March 28, 2014
Frank Conner Director

/s/ John P. Hammerschmidt	March 28, 2014
John P. Hammerschmidt Director

/s/ Christopher M. Wewers	March 28, 2014
Christopher M. Wewers Chief Executive Officer and Director (principal executive officer)

/s/ Sherri R. Billings	March 28, 2014
Sherri R. Billings Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)