Form 10-Q
period 2014-03-31
FIRST FEDERAL BANCSHARES OF ARKANSAS INC
filed 2014-04-29
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 24, 2014, there were issued and outstanding 20,046,031 shares of the Registrant's Common Stock, par value $.01 per share.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Part I. Financial Information

Item 1. Financial Statements

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Cash and cash equivalents	$29,503	$23,970
Interest-bearing time deposits in banks	23,869	24,118
Investment securities available for sale	71,951	70,828
Federal Home Loan Bank stock—at cost	457	457
Loans receivable, net of allowance of $12,478 and $12,711, respectively	384,055	371,149
Loans held for sale	6,931	4,205
Accrued interest receivable	1,626	1,473
Real estate owned - net	7,031	8,627
Office properties and equipment - net	18,439	18,769
Cash surrender value of life insurance	24,011	23,811
Prepaid expenses and other assets	1,440	1,465

TOTAL	$569,313	$548,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$488,717	$469,725
Other borrowings	5,912	5,941
Advance payments by borrowers for taxes and insurance	791	605
Other liabilities	2,319	1,414

Total liabilities	497,739	477,685

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value—5,000,000 shares authorized; none issued at March 31, 2014 and December 31, 2013	--	--
Common stock, $.01 par value—30,000,000 shares authorized; 20,046,031 and 20,041,497 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	200	200
Additional paid-in capital	92,815	92,740
Accumulated other comprehensive income (loss)	122	(467)
Accumulated deficit	(21,563)	(21,286)

Total stockholders’ equity	71,574	71,187

TOTAL	$569,313	$548,872

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
INTEREST INCOME:
Loans receivable	$4,135	$4,081
Investment securities:
Taxable	225	53
Nontaxable	286	314
Other	105	133
Total interest income	4,751	4,581

INTEREST EXPENSE:
Deposits	869	846
Other borrowings	22	13

Total interest expense	891	859

NET INTEREST INCOME	3,860	3,722

PROVISION FOR LOAN LOSSES	--	--

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,860	3,722

NONINTEREST INCOME:
Deposit fee income	625	770
Earnings on life insurance policies	200	198
Gain on sale of loans	304	197
Other	73	89

Total noninterest income	1,202	1,254

NONINTEREST EXPENSES:
Salaries and employee benefits	3,110	2,678
Net occupancy expense	585	618
Real estate owned, net	217	(96)
FDIC insurance	120	171
Supervisory assessments	37	53
Data processing	418	336
Professional fees	195	259
Advertising and public relations	103	70
Postage and supplies	91	109
Other	463	475

Total noninterest expenses	5,339	4,673

INCOME (LOSS) BEFORE INCOME TAXES	(277)	303

INCOME TAX	--	--

NET INCOME (LOSS)	$(277)	$303

Basic earnings (loss) per common share	$(0.01)	$0.02

Diluted earnings (loss) per common share	$(0.01)	$0.01

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Unrealized holding gains (losses) arising during the period	$589	$(75)

COMPREHENSIVE INCOME	$312	$228

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity
BALANCE – January 1, 2014	20,041,497	$200	$92,740	$(467)	$(21,286)	$71,187

Net loss	--	--	--	--	(277)	(277)
Other comprehensive income	--	--	--	589	--	589
Shares issued - restricted stock unit vesting	4,534	--	--	--	--	--
Stock compensation	--	--	75	--	--	75

BALANCE – March 31, 2014	20,046,031	$200	$92,815	$122	$(21,563)	$71,574

See notes to unaudited condensed consolidated financial statements.

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

OPERATING ACTIVITIES:
Net income (loss)	$(277)	$303
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	--	--
Provision for real estate losses	242	186
Deferred tax provision (benefit)	(243)	654
Deferred tax valuation allowance	243	(654)
Net accretion of investment securities	(1)	(3)
Loss (gain) on sale of fixed assets, net	6	(36)
Gain on sale of real estate owned, net	(81)	(344)
Originations of loans held for sale	(15,750)	(10,719)
Proceeds from sales of loans held for sale	13,328	10,536
Gain on sale of loans originated to sell	(304)	(197)
Depreciation	342	359
Amortization of deferred loan costs, net	39	16
Stock compensation	75	43
Earnings on life insurance policies	(200)	(198)
Changes in operating assets and liabilities:
Accrued interest receivable	(153)	(43)
Prepaid expenses and other assets	25	339
Other liabilities	(229)	(327)

Net cash used in operating activities	(2,938)	(85)

INVESTING ACTIVITIES:
Redemptions of interest-bearing time deposits in banks	249	498
Purchases of investment securities available for sale (“AFS”)	(100)	--
Proceeds from maturities/calls/paydowns of investment securities AFS	701	1,925
Loan originations, net of repayments	(9,169)	3,146
Loan participations purchased	(4,229)	--
Proceeds from sales of real estate owned	1,888	2,803
Other cash activity - real estate owned	--	(12)
Proceeds from sales of office properties and equipment	144	140
Purchases of office properties and equipment	(162)	(724)

Net cash (used in) provided by investing activities	(10,678)	7,776

(Continued)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
FINANCING ACTIVITIES:
Net increase in deposits	$18,992	$15,308
Repayment of advances from Federal Home Loan Bank	(29)	(56)
Net increase in advance payments by borrowers for taxes and insurance	186	86
Proceeds from exercise of warrants	--	1,785

Net cash provided by financing activities	19,149	17,123

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,533	24,814

CASH AND CASH EQUIVALENTS:
Beginning of period	23,970	42,607

End of period	$29,503	$67,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$867	$854

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$453	$954

Sales of real estate owned financed by the Bank	$--	$534

Investment securities purchased—not settled	$1,234	$--

Transfers from deposits to deposits held for sale in probable branch sale	$--	$21,758

See notes to unaudited condensed consolidated financial statements.	(Concluded)

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation— First Federal Bancshares of Arkansas, Inc. (the “Company”) is a unitary holding company that owns all of the stock of First Federal Bank (the “Bank”). The Company is substantially in the business of community banking and therefore is considered a banking operation with no separately reportable segments. The Bank is a federally chartered stock savings and loan association formed in 1934. As of March 31, 2014, the Bank conducted business from its home office in Harrison, Arkansas, a full-service branch office in Pulaski County, Arkansas, ten full-service branch offices and one limited service office located in a five county area in Arkansas (comprised of Benton and Washington counties in Northwest Arkansas and Boone, Marion and Baxter counties in Northcentral Arkansas), and a mortgage production office in Bentonville, Arkansas. The Bank provides a broad line of financial products to individuals and business customers. The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive. Intercompany transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Those adjusting entries consist only of normal recurring adjustments.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Bank. Intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013, contained in the Company’s 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet of the Company has been derived from the audited consolidated balance sheet of the Company as of that date.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The Company will be required to adopt this ASU beginning with the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

3.	PENDING ACQUISITION

On July 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First National Security Company (“FNSC”) of Hot Springs, Arkansas, pursuant to which FNSC will merge with and into the Company (the “Merger”). Pursuant to the Merger Agreement, shareholders of FNSC will receive, in the aggregate, 6,252,400 shares of Company common stock and $74 million in cash in exchange for their shares of FNSC common stock. The total transaction value will depend on the closing price of the Company’s stock on the closing date of the Merger. On March 21, 2014, shareholders of both the Company and FNSC voted to approve the Merger. Consummation of the Merger is subject to certain conditions, including, among others, receipt of all required governmental regulatory approvals. Applications have been filed with the appropriate regulatory authorities and receipt of all required approvals is anticipated by June 30, 2014. The Merger Agreement was originally terminable at will by either party if the Merger had not closed by March 31, 2014 due to a failure to receive regulatory approval. In accordance with the terms of the Merger Agreement, the Company extended the termination date for an additional 90 days.

In connection with the Merger, the Company will sell up to 2,531,645 shares of Company common stock at a price per share equal to $7.90 in a private placement (the “Private Placement”) to its principal shareholder Bear State Financial Holdings, LLC (“Bear State”) and certain of its members (the “Investors”)(including Richard N. Massey, the Company’s Chairman, and Scott T. Ford, a director of the Company). Additionally, the Company issued warrants to purchase 177,215 shares of common stock on the same terms as in the Private Placement to the Investors in exchange for their respective commitments to backstop the Private Placement. The Company anticipates the closing of the Private Placement will occur immediately prior to the closing of the Merger.

4.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following as of the dates indicated (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$43,199	$248	$(244)	$43,203
Mortgage-backed securities	28,630	129	(11)	28,748

Total	$71,829	$377	$(255)	$71,951

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal securities	$42,203	$199	$(478)	$41,924
Mortgage-backed securities	29,092	11	(199)	28,904

Total	$71,295	$210	$(677)	$70,828

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$13,959	$244	$--	$--	$13,959	$244
Mortgage-backed securities	5,341	11	--	--	5,341	11

Total	$19,300	$255	$--	$--	$19,300	$255

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$17,851	$424	$945	$54	$18,796	$478
Mortgage-backed securities	27,004	199	--	--	27,004	199

Total	$44,855	$623	$945	$54	$45,800	$677

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

The Company has pledged investment securities with carrying values of approximately $398,000 at March 31, 2014 and December 31, 2013, as collateral for certain deposits in excess of $250,000.

The following table sets forth the amount (dollars in thousands) of investment securities available for sale that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at March 31, 2014. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	March 31, 2014
	Amortized Cost	Fair Value	Weighted Average Rate

Within one year	$1,418	$1,422	2.83%
Due from one year to five years	13,934	13,989	2.18%
Due from five years to ten years	18,692	18,651	2.81%
Due after ten years	9,155	9,141	3.45%
	43,199	43,203	2.75%
Mortgage-backed securities	28,630	28,748	3.01%
Total	$71,829	$71,951	2.85%

As of March 31, 2014 and December 31, 2013, investments with amortized cost totaling approximately $35.5 million and $34.4 million, respectively, have call options held by the issuer, of which approximately $14.0 million and $13.0 million, respectively, are or were callable within one year.

5.	LOANS RECEIVABLE

Loans receivable consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Real estate:
One- to four-family residential	$126,640	$129,308
Multifamily residential	25,521	25,773
Nonfarm nonresidential	177,444	168,902
Construction and land development	28,795	26,554
Commercial	34,240	29,033
Consumer	3,950	4,368
Total loans receivable	396,590	383,938
Unearned discounts and net deferred loan costs	(57)	(78)
Allowance for loan and lease losses	(12,478)	(12,711)

Loans receivable—net	$384,055	$371,149

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at March 31, 2014 and December 31, 2013 were $10.7 million and $12.9 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the three months ended March 31, 2014 and 2013 was not significant.

As of March 31, 2014 and December 31, 2013, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $48.3 million and $50.6 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas (“FHLB”) and were pledged for outstanding advances or available for future advances. The Bank also pledged loans totaling $149.4 million at March 31, 2014 under a blanket lien with the FHLB. On October 17, 2013 the Bank was notified by the FHLB that the Bank has been removed from custody status and upgraded to blanket lien status due to continued improvement in the financial ratios that the FHLB uses to measure a Bank’s status.

As of March 31, 2014 and December 31, 2013, qualifying loans collateralized by commercial real estate with balances of $7.6 million and $8.2 million, respectively, were pledged at the FRB. No FRB borrowings were outstanding at March 31, 2014.

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans, are presented below (in thousands):

March 31, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$2,677	$1,527	$122,436	$126,640
Multifamily residential	--	--	25,521	25,521
Nonfarm nonresidential	176	2,118	175,150	177,444
Construction and land development	82	2,244	26,469	28,795
Commercial	2	18	34,220	34,240
Consumer	15	2	3,933	3,950
Total	$2,952	$5,909	$387,729	$396,590

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$3,511	$1,664	$124,133	$129,308
Multifamily residential	--	--	25,773	25,773
Nonfarm nonresidential	176	2,340	166,386	168,902
Construction and land development	30	2,799	23,725	26,554
Commercial	--	348	28,685	29,033
Consumer	--	19	4,349	4,368
Total	$3,717	$7,170	$373,051	$383,938

There were no loans over 90 days past due and still accruing at March 31, 2014 or December 31, 2013. Restructured loans totaled $2.5 million and $2.6 million as of March 31, 2014 and December 31, 2013, respectively, with $2.0 million and $2.1 million of such restructured loans on nonaccrual status at March 31, 2014 and December 31, 2013, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

March 31, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$806	$1,527	$1,603	$3,936
Multifamily residential	--	--	--	--
Nonfarm nonresidential	176	2,118	1,683	3,977
Construction and land development	--	2,244	154	2,398
Commercial	--	18	576	594
Consumer	5	2	19	26
Total	$987	$5,909	$4,035	$10,931

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$637	$1,664	$1,957	$4,258
Multifamily residential	--	--	--	--
Nonfarm nonresidential	--	2,340	1,717	4,057
Construction and land development	--	2,799	450	3,249
Commercial	--	348	2	350
Consumer	--	19	5	24
Total	$637	$7,170	$4,131	$11,938

The following tables summarize information pertaining to impaired loans as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$1,300	$1,164	$268	$1,213	$1,085	$279
Multifamily residential	--	--	--	--	--	--
Nonfarm nonresidential	2,902	2,700	1,062	3,287	3,105	1,119
Construction and land development	1,770	1,285	437	2,488	2,000	764
Commercial	251	251	250	--	--	--
Consumer	11	11	11	--	--	--
	6,234	5,411	2,028	6,988	6,190	2,162

Impaired loans without a valuation allowance:
One- to four-family residential	4,020	3,264	--	4,430	3,668	--
Multifamily residential	--	--	--	--	--	--
Nonfarm nonresidential	1,382	1,276	--	1,077	952	--
Construction and land development	1,497	1,113	--	1,743	1,249	--
Commercial	391	343	--	388	350	--
Consumer	19	15	--	27	24	--
	7,309	6,011	--	7,665	6,243	--
Total impaired loans	$13,543	$11,422	$2,028	$14,653	$12,433	$2,162

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$1,125	$2	$1,814	$6
Multifamily residential	--	--	1,479	40
Nonfarm nonresidential	2,903	--	2,466	--
Construction and land development	1,643	--	957	--
Commercial	125	--	--	--
Consumer	6	--	2	--
	5,802	2	6,718	46

Impaired loans without a valuation allowance:
One- to four-family residential	3,465	1	6,538	--
Multifamily residential	--	--	2,785	--
Nonfarm nonresidential	1,114	--	5,423	--
Construction and land development	1,181	--	2,918	--
Commercial	347	--	150	--
Consumer	20	--	26	--
	6,127	1	17,840	--
Total impaired loans	$11,929	$3	$24,558	$46

Interest based on original terms		$192		$344

Interest income recognized on a cash basis on impaired loans		$--		$--

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

Based on analyses performed at March 31, 2014 and December 31, 2013, the risk categories of loans are as follows (in thousands):

	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
One- to four-family residential	$35,250	$327	$6,391	$--	$84,672	$126,640
Multifamily residential	25,521	--	--	--	--	25,521
Nonfarm nonresidential	168,339	4,465	3,976	--	664	177,444
Construction and land development	22,668	251	3,063	--	2,813	28,795
Commercial	33,506	--	524	70	140	34,240
Consumer	149	--	45	--	3,756	3,950
Total	$285,433	$5,043	$13,999	$70	$92,045	$396,590

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
One- to four-family residential	$34,333	$329	$6,371	$--	$88,275	$129,308
Multifamily residential	25,773	--	--	--	--	25,773
Nonfarm nonresidential	159,629	4,490	4,057	--	726	168,902
Construction and land development	19,732	295	3,942	--	2,585	26,554
Commercial	28,555	--	350	--	128	29,033
Consumer	151	--	45	--	4,172	4,368
Total	$268,173	$5,114	$14,765	$--	$95,886	$383,938

As of March 31, 2014 and December 31, 2013, the Bank did not have any loans classified as loss.

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

The following table summarizes TDRs as of March 31, 2014 and December 31, 2013: (dollars in thousands)

March 31, 2014	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	4	$491	9	$750	13	$1,241
Nonfarm nonresidential	--	--	3	545	3	545
Construction and land development	--	--	4	693	4	693
Consumer	--	--	2	16	2	16

Total	4	$491	18	$2,004	22	$2,495

December 31, 2013	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	4	$495	8	$658	12	$1,153
Nonfarm nonresidential	--	--	3	556	3	556
Construction and land development	--	--	5	856	5	856
Consumer	--	--	1	5	1	5

Total	4	$495	17	$2,075	21	$2,570

Loans receivable that were restructured as TDRs during the three months ended March 31, 2014 and 2013 were as follows: (dollars in thousands)

	Three Months Ended March 31, 2014
		Balance	Balance at	Nature of Modification
	Number of Loans	Prior to TDR	March 31, 2014	Payment Term (1)	Other
One- to four-family residential	1	$103	$100	$103	$--
Consumer	1	11	$11	$11	$--

Total	2	$114	$111	$114	$--

	Three Months Ended March 31, 2013
		Balance	Balance at	Nature of Modification
	Number of Loans	Prior to TDR	March 31, 2014	Payment Term (1)	Other
One- to four-family residential	1	$6	$6	$6	$--

Total	1	$6	$6	$6	$--

(1)	Concessions represent skipped payments/maturity date extensions or amortization term extensions.

There were no loans receivable for which a payment default occurred during the three months ended March 31, 2014 or 2013 that had been modified as a TDR within 12 months or less of the payment default.

6.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$4,549	$1,001	$4,271	$1,541	$1,268	$81	$12,711
Provision charged to expense	(144)	(154)	(26)	(219)	530	13	--
Losses charged off	(8)	--	(113)	(152)	--	(28)	(301)
Recoveries	10	--	2	41	1	14	68
Balance, end of period	$4,407	$847	$4,134	$1,211	$1,799	$80	$12,478

	Three Months Ended March 31, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$5,099	$1,319	$6,949	$1,130	$956	$223	$15,676
Provision charged to expense	1,724	(245)	(1,475)	(24)	25	(5)	--
Losses charged off	(87)	--	(134)	--	--	(29)	(250)
Recoveries	42	--	1	84	19	25	171
Balance, end of period	$6,778	$1,074	$5,341	$1,190	$1,000	$214	$15,597

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$268	$--	$1,062	$437	$250	$11	$2,028
Collectively evaluated for impairment	4,139	847	3,072	774	1,549	69	10,450
Ending balance	$4,407	$847	$4,134	$1,211	$1,799	$80	$12,478

Loan balances (1):
Individually evaluated for impairment	$4,428	$--	$3,976	$2,398	$594	$26	$11,422
Collectively evaluated for impairment	122,212	25,521	173,468	26,397	33,646	3,924	385,168
Ending balance	$126,640	$25,521	$177,444	$28,795	$34,240	$3,950	$396,590

	December 31, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$279	$--	$1,119	$764	$--	$--	$2,162
Collectively evaluated for impairment	4,270	1,001	3,152	777	1,268	81	10,549
Ending balance	$4,549	$1,001	$4,271	$1,541	$1,268	$81	$12,711

Loan balances (1):
Individually evaluated for impairment	$4,753	$--	$4,057	$3,249	$350	$24	$12,433
Collectively evaluated for impairment	124,555	25,773	164,845	23,305	28,683	4,344	371,505
Ending balance	$129,308	$25,773	$168,902	$26,554	$29,033	$4,368	$383,938

A summary of the activity in the allowance for losses on real estate owned is as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013

Balance—beginning of period	$8,794	$14,877

Provisions for estimated losses	242	186
Recoveries	--	--
Losses charged off	(893)	(5,667)

Balance—end of period	$8,143	$9,396

7.	STOCK BASED COMPENSATION

2011 Omnibus Incentive Plan— The 2011 Omnibus Incentive Plan (the “2011 Plan”), became effective May 3, 2011, after approval by the Company’s stockholders on April 29, 2011. The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that link the personal interests of participants to those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 1,930,269 shares of Company stock. Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan. Each award under the 2011 Plan is governed by the terms of the individual award agreement, which shall specify pricing, term, vesting, and other pertinent provisions. Shares issued in connection with stock compensation awards are issued from available authorized shares.

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

A summary of the stock option activity in the Company’s 2011 Plan for the three months ended March 31, 2014, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2014	217,500	$6.66
Granted	--	$--
Forfeited	(1,500)	$6.57

Outstanding—March 31, 2014	216,000	$6.66

The weighted average remaining contractual life of the outstanding options was 4.7 years and the aggregate intrinsic value of the options was approximately $543,000 at March 31, 2014. None of the outstanding options are vested.

As of March 31, 2014, there was $412,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 2.8 years. Compensation expense attributable to option awards totaled approximately $35,000 and $37,000 for the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to seven years.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2014	65,500	$8.97
Granted	29,000	$8.18
Vested	(5,817)	$9.75
Forfeited	(567)	$8.92

Outstanding—March 31, 2014	88,116	$8.66

As of March 31, 2014, there was $672,000 of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 3.7 years. Compensation expense attributable to awards of RSUs totaled approximately $51,000 and $6,000 for the three months ended March 31, 2014 and 2013, respectively.

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

	Three Months Ended March 31,
	2014	2013
Basic weighted average shares outstanding	20,041,547	19,421,603
Effect of dilutive securities	--	1,322,978
Diluted weighted average shares outstanding	20,041,547	20,744,581

The calculation of diluted earnings per share for the three months ended March 31, 2014 excluded the following antidilutive securities: warrants representing 1,373,882 shares, stock options representing 216,000 shares, and restricted stock units representing 88,116 shares. The calculation of diluted earnings per share for the three months ended March 31, 2013 excluded antidilutive stock options representing 42,500 shares.

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2014 and December 31, 2013, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include mortgage-backed securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended March 31, 2014 or December 31, 2013.

The following table presents major categories of assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Available for sale investment securities:
Municipal securities	$43,203	$--	$43,203	$--
Mortgage-backed securities	28,748	--	28,748	--
Total	$71,951	$--	$71,951	$--

December 31, 2013
Available for sale investment securities:
Municipal securities	$41,924	$--	$41,924	$--
Mortgage-backed securities	28,904	--	28,904	--
Total	$70,828	$--	$70,828	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at March 31, 2014 and December 31, 2013 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, collateral discounts ranged from 15% to 45% and selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs and adjustments to the allowance for loan and lease losses.

Real Estate Owned, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the three months ended March 31, 2014 and 2013 were $242,000 and $186,000, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2014 and 2013 (in thousands). The assets disclosed in the following table represent REO properties or impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Impaired loans	$5,203	$--	$--	$5,203
REO, net	1,645	--	--	1,645

March 31, 2013
Impaired loans	$12,546	$--	$--	$12,546
REO, net	2,846	--	--	2,846

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$29,503	$29,503	$23,970	$23,970
Level 2 inputs:
Interest-bearing time deposits in banks	23,869	24,262	24,118	24,573
Federal Home Loan Bank stock	457	457	457	457
Loans held for sale	6,931	6,931	4,205	4,205
Cash surrender value of life insurance	24,011	24,011	23,811	23,811
Accrued interest receivable	1,626	1,626	1,473	1,473
Level 3 inputs:
Loans receivable—net	384,055	390,277	371,149	377,851

FINANCIAL LIABILITIES:
Level 2 inputs:
Checking, money market and savings accounts	214,479	214,479	203,067	203,067
Other borrowings	5,912	5,969	5,941	6,017
Accrued interest payable	35	35	33	33
Advance payments by borrowers for taxes and insurance	791	791	605	605
Level 3 inputs:
Certificates of deposit	274,238	274,414	266,658	266,495

For cash and cash equivalents, the carrying amount approximates fair value (level 1). For FHLB stock, loans held for sale, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to FHLB stock, the ability to sell the stock back to the FHLB at cost (level 2). Interest bearing time deposits in banks were valued using discounted cash flows based on current rates for similar types of deposits (level 2). Fair values of impaired loans are estimated as described in Note 9. Non-impaired loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans (level 3).

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The Bank’s actual and required capital amounts (in thousands) and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions		Required Per Agreement With the OCC (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2014:

Tangible Capital to Tangible Assets	$70,813	12.45%	$8,535	1.50%	N/A	N/A	N/A	N/A

Core Capital to Adjusted Tangible Assets	70,813	12.45%	22,760	4.00%	$28,450	5.00%	N/A	N/A

Total Capital to Risk-Weighted Assets	76,201	17.97%	33,916	8.00%	42,395	10.00%	N/A	N/A

Tier I Capital to Risk-Weighted Assets	70,813	16.70%	N/A	N/A	25,437	6.00%	N/A	N/A

As of December 31, 2013:

Tangible Capital to Tangible Assets	$70,853	12.90%	$8,240	1.50%	N/A	N/A	N/A	N/A

Core Capital to Adjusted Tangible Assets	70,853	12.90%	21,972	4.00%	$27,465	5.00%	43,944	8.00%

Total Capital to Risk-Weighted Assets	76,036	18.68%	32,570	8.00%	40,713	10.00%	48,855	12.00%

Tier I Capital to Risk-Weighted Assets	70,853	17.40%	N/A	N/A	24,428	6.00%	N/A	N/A

(1)

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

Authorized Shares. On March 21, 2014, the stockholders of the Company approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 100,000,000. As of March 31, 2014, the Company had not filed the amended Articles of Incorporation.

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

The Bank is a federally chartered stock savings and loan association that was formed in 1934. As of March 31, 2014, the Bank conducted business from its home office in Harrison, Arkansas, a full-service branch office in Pulaski County, Arkansas, ten full-service branch offices and one limited service office located in a five county area in Arkansas (comprised of Benton and Washington counties in Northwest Arkansas and Boone, Marion and Baxter counties in Northcentral Arkansas), and a mortgage production office in Bentonville, Arkansas.

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

2014 FIRST QUARTER OVERVIEW

The Company’s net loss was $277,000 for the three months ended March 31, 2014, compared to net income of $303,000 for the same period in 2013. The decrease in net income for the comparative period was due to increases in operating expenses, primarily related to salaries and employee benefits and real estate owned.

The Bank continued to reduce its level of nonperforming assets during the first three months of 2014. Total nonperforming assets at March 31, 2014, including nonaccrual loans and real estate owned, totaled $18.0 million, or 3.15% of total assets, a reduction of $2.6 million compared to December 31, 2013, and a reduction of $14.5 million compared to March 31, 2013. The Bank also reduced its level of classified loans to $14.0 million at March 31, 2014 compared to $14.8 million at December 31, 2013 and $33.2 million at March 31, 2013. The primary drivers in improving the Bank’s nonperforming assets and classified loans were the Bank’s concerted efforts to work out or settle nonperforming loans and to aggressively market REO properties for sale.

While the Bank is continuing its focus on reducing nonperforming assets, it is equally focused on improving its operational performance through improving its net interest margin, increasing noninterest income, and controlling noninterest expense.

MERGER WITH FIRST NATIONAL SECURITY COMPANY

On July 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First National Security Company (“FNSC”) of Hot Springs, Arkansas, pursuant to which FNSC will merge with and into the Company (the “Merger”). Pursuant to the Merger Agreement, shareholders of FNSC will receive, in the aggregate, 6,252,400 shares of Company common stock and $74 million in cash in exchange for their shares of FNSC common stock. The total transaction value will depend on the closing price of the Company’s stock on the closing date of the Merger. On March 21, 2014, shareholders of both the Company and FNSC voted to approve the Merger. Consummation of the Merger is subject to certain conditions, including, among others, receipt of all required governmental regulatory approvals. Applications have been filed with the appropriate regulatory authorities and receipt of all required approvals is anticipated by June 30, 2014. The Merger Agreement was originally terminable at will by either party if the Merger had not closed by March 31, 2014 due to a failure to receive regulatory approval. In accordance with the terms of the Merger Agreement, the Company extended the termination date for an additional 90 days.

In connection with the Merger, the Company will sell up to 2,531,645 shares of Company common stock at a price per share equal to $7.90 in a private placement (the “Private Placement”) to its principal shareholder Bear State Financial Holdings, LLC (“Bear State”) and certain of its members (the “Investors”)(including Richard N. Massey, the Company’s Chairman, and Scott T. Ford, a director of the Company). Additionally, the Company issued warrants to purchase 177,215 shares of common stock on the same terms as in the Private Placement to the Investors in exchange for their respective commitments to backstop the Private Placement. The Company anticipates the closing of the Private Placement will occur immediately prior to the closing of the Merger.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Income. The bank recorded a net loss of $277,000 for the three months ended March 31, 2014 compared to net income of $303,000 for the three months ended March 31, 2013. The decrease in net income for the comparative period was due to increases in operating expenses, primarily related to salaries and employee benefits and real estate owned.

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income for the first quarter of 2014 was $3.9 million, compared to $3.7 million for the same period in 2013. The increase in net interest income for the three month comparison period resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for the first quarter of 2014 was $4.8 million compared to $4.6 million for the same period in 2013. The increase in interest income for the three months ended March 31, 2014 compared to the comparable period in 2013 was primarily related to increases in the average balances of loans receivable and investment securities offset by a decrease in yields earned on loans receivable. The decrease in yields earned on loans receivable is primarily due to origination during the period of high quality loans with average market rates lower than the weighted average rate of the Bank’s portfolio in the same period last year.

Interest Expense.   Interest expense for the first quarter of 2014 was $891,000 compared to $859,000 for the same period in 2013. The increase in interest expense for the three months ended March 31, 2014 compared to the comparable period in 2013 was primarily due to an increase in the average balance of deposit accounts.

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

	Three Months Ended March 31,
	2014 vs. 2013
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$394	$(310)	$(30)	$54
Investment securities	134	7	3	144
Other interest-earning assets	(49)	33	(12)	(28)
Total interest-earning assets	479	(270)	(39)	170

Interest expense:
Deposits	38	(14)	(1)	23
Other borrowings	12	(2)	(1)	9
Total interest-bearing liabilities	50	(16)	(2)	32
Net change in net interest income	$429	$(254)	$(37)	$138

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

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$391,024	$4,135	4.29%	$356,580	$4,081	4.64%
Investment securities(2)	71,521	511	2.90	52,410	367	2.84
Other interest-earning assets	46,471	105	0.91	73,435	133	0.72
Total interest-earning assets	509,016	4,751	3.78	482,425	4,581	3.85
Noninterest-earning assets	47,410			52,343
Total assets	$556,426			$534,768
Interest-bearing liabilities:
Deposits	$456,275	869	0.77	$436,640	846	0.79
Other borrowings	5,923	22	1.51	3,072	13	1.76
Total interest-bearing liabilities	462,198	891	0.78	439,712	859	0.79
Noninterest-bearing deposits	20,313			22,009
Noninterest-bearing liabilities	2,102			2,792
Total liabilities	484,613			464,513
Stockholders' equity	71,813			70,255
Total liabilities and stockholders' equity	$556,426			$534,768

Net interest income		$3,860			$3,722
Net earning assets	$46,818			$42,713
Interest rate spread			3.00%			3.06%
Net interest margin			3.08%			3.13%
Ratio of interest-earning assets to Interest-bearing liabilities			110.13%			109.71%

(1) Includes nonaccrual loans.

(2) Includes FHLB of Dallas stock.

The Bank’s net interest margin decreased primarily as a result of decreasing yields on loans receivable. Yields on loans receivable decreased as a result of originations during the period of higher quality loans with lower rates relative to the weighted average rate of the Bank’s loan portfolio in the same period in the previous year.

Provision for Loan Losses. The provision for loan losses represents the amount added to the allowance for loan and lease losses (“ALLL”) for the purpose of maintaining the ALLL at a level considered adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The adequacy of the ALLL is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and other qualitative factors.

Management determined that no provision for loan losses was required for the three months ended March 31, 2014 or 2013, primarily due to decreases in nonperforming and classified loans and continued improvement in the Bank’s loan portfolio and ALLL coverage of nonaccrual loans. The ALLL as a percentage of loans receivable was 3.2% at March 31, 2014, compared to 3.3% at December 31, 2013. The ALLL as a percentage of nonaccrual loans was 114.2% at March 31, 2014, compared to 106.5% at December 31, 2013. The ALLL as a percentage of classified loans was 88.7% at March 31, 2014, compared to 86.1% at December 31, 2013. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $1.2 million for the three months ended March 31, 2014 decreased from $1.3 million for the same period in 2013. The decrease in the three month comparison period was primarily due to a decrease in deposit fee income, primarily due to a decrease in insufficient funds fee revenue.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, real estate owned expense, and other operating expense. Total noninterest expense increased $666,000 or 14.3% during the first quarter of 2014 compared to the first quarter of 2013. The variances in certain noninterest expense items are further explained in the following paragraphs, with the aggregate expense increase for the three month comparison period being primarily related to the increase in employee compensation expense and a decrease in gains on sales of other real estate owned for the three month comparison period.

Salaries and Employee Benefits. Salaries and employee benefits increased $432,000 for the three months ended March 31, 2014 compared to the same period in 2013. The increase in the three month comparison period was primarily due to an increase in full time employees at the Bank. Additionally, effective January 1, 2014, the Bank began matching the first 2% of employee contributions to the Company’s 401(k) plan. Beginning in 2009, the Bank suspended its matching contributions and no expenses related to matching contributions were incurred in 2013. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Salaries	$2,365	$2,108	$257
Payroll taxes	286	242	44
Insurance	131	128	3
401(k) plan expenses	38	4	34
Defined benefit plan	153	109	44
Stock compensation	87	43	44
Other	50	44	6
Total	$3,110	$2,678	$432

Real estate owned, net. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Loss provisions	$242	$142	$100
Net gain on sales	(81)	(331)	250
Rental income	(53)	(38)	(15)
Taxes and insurance	37	67	(30)
Other	72	64	8
Total	$217	$(96)	$313

The increase in loss provisions was primarily due to updated valuations on nonfarm nonresidential REO properties during the first quarter of 2014. The decrease in gains on sales of REO is due to a decrease in sales of REO in the first quarter of 2014 compared to the same period in 2013 due to an overall continued decrease in REO balances during the periods. Real estate owned expenses such as taxes, insurance and maintenance as well as rental income are expected to decline as the size of the REO portfolio decreases. Future levels of loss provisions and net gains or losses on sales of real estate owned will depend on market conditions.

Income Taxes. The Company had no taxable income for the three months ended March 31, 2014 or 2013 and recorded a valuation allowance for the full amount of its net deferred tax asset as of March 31, 2014 and December 31, 2013, respectively.

LENDING ACTIVITIES

Loans Receivable. Changes in loan composition between March 31, 2014 and December 31, 2013, are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase
	2014	2013	(Decrease)	% Change

One- to four-family residential	$126,640	$129,308	$(2,668)	(2.1)%
Multifamily residential	25,521	25,773	(252)	(1.0)
Nonfarm nonresidential	177,444	168,902	8,542	5.1
Construction and land development	28,795	26,554	2,241	8.4
Total real estate loans	358,400	350,537	7,863	2.2

Commercial	34,240	29,033	5,207	17.9

Consumer	3,950	4,368	(418)	(9.6)

Total loans receivable	396,590	383,938	12,652	3.3
Unearned discounts and net deferred loan costs	(57)	(78)	21	26.9
Allowance for loan and lease losses	(12,478)	(12,711)	233	1.8

Loans receivable, net	$384,055	$371,149	$12,906	3.5%

Total loans receivable increased $12.7 million to $396.6 million at March 31, 2014, compared to $383.9 million at December 31, 2013. The increase in total loans receivable was due to loan originations partially offset by repayments.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated (dollars in thousands).

	March 31, 2014		December 31, 2013
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$3,936	0.70%	$4,258	0.77%	$(322)
Multifamily residential	--	--	--	--	--
Nonfarm nonresidential	3,977	0.70%	4,057	0.75%	(80)
Construction and land development	2,398	0.42%	3,249	0.59%	(851)
Commercial	594	0.10%	350	0.06%	244
Consumer	26	--	24	0.01%	2

Total nonaccrual loans	10,931	1.92%	11,938	2.18%	(1,007)

Accruing loans 90 days or more past due	--	--	--	--	--

Real estate owned	7,031	1.23%	8,627	1.57%	(1,596)

Total nonperforming assets	17,962	3.15%	20,565	3.75%	(2,603)
Performing restructured loans	491	0.09%	494	0.09%	(3)

Total nonperforming assets and performing restructured loans (1)	$18,453	3.24%	$21,059	3.84%	$(2,606)

(1)	The table does not include substandard loans which were judged not to be impaired totaling $3.1 million at March 31, 2014 and $2.9 million at December 31, 2013.
(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

The decrease in nonperforming assets during the three months ended March 31, 2014, was primarily due to sales of real estate owned of $1.8 million and net cash payments on nonaccrual loans of $0.7 million.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	March 31, 2014		December 31, 2013		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$715	6.5%	$1,043	8.7%	$(328)	(2.2)%
Over 90 days past due	5,211	47.7	6,308	52.8	(1,097)	(5.1)
30-89 days past due	981	9.0	637	5.3	344	3.7
Not past due	4,024	36.8	3,950	33.2	74	3.6
	$10,931	100.0%	$11,938	100.0%	$(1,007)	--

The following table presents nonaccrual loan activity for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Balance of nonaccrual loans—beginning of period	$11,938	$18,824
Loans added to nonaccrual status	811	1,050
Net cash payments	(690)	(711)
Loans returned to accrual status	(393)	--
Charge-offs to the ALLL	(121)	(220)
Transfers to REO	(614)	(952)

Balance of nonaccrual loans—end of period	$10,931	$17,991

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2013 and March 31, 2014 are presented in the following table (dollars in thousands).

	December 31, 2013	Additions	Fair Value Adjustments	Other Adjustments	Net Sales Proceeds	Net Gain (Loss)	March 31, 2014
One- to four-family residential	$1,517	$--	$(3)	$(9)	$(165)	$19	$1,359
Land	4,688	382	--	--	(1,723)	62	3,409
Nonfarm nonresidential	2,422	80	(239)	--	--	--	2,263
Total	$8,627	$462	$(242)	$(9)	$(1,888)	$81	$7,031

Classified Assets. Federal regulations require that each insured savings association risk rate its classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of March 31, 2014 and December 31, 2013, the Bank did not have any assets classified as loss.  The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Nonaccrual loans	$10,931	$11,938	$17,991
Accruing classified loans	3,138	2,827	15,166
Classified loans	14,069	14,765	33,157
Real estate owned	7,031	8,627	14,445

Total classified assets	$21,100	$23,392	$47,602
Texas Ratio (1)	21.6%	24.8%	38.0%
Classified Assets Ratio (2)	25.3%	28.0%	55.8%

(1)	Defined as the ratio of nonaccrual loans and real estate owned to Tier 1 capital plus the allowance for loan and lease losses.
(2)	Defined as the ratio of total classified assets to Tier 1 capital plus the allowance for loan and lease losses.

The decrease in classified assets during the three months ended March 31, 2014, was primarily due to sales of real estate owned and net cash payments on nonaccrual loans.

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

The Bank considers its ALLL of approximately $12.5 million to be appropriate based on management’s evaluation of the loan portfolio and the losses inherent in the loan portfolio as of March 31, 2014. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the allowance for loan and lease losses and other selected statistics for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)

Total loans outstanding at end of period	$396,590	$349,520
Average loans outstanding	$391,024	$356,580
Allowance at beginning of period	$12,711	$15,676
Charge-offs:
One- to four-family residential	(8)	(87)
Multifamily residential	--	--
Nonfarm nonresidential	(113)	(134)
Construction and land development	(152)	--
Commercial	--	--
Consumer (1)	(28)	(29)
Total charge-offs	(301)	(250)
Recoveries:
One- to four-family residential	10	42
Multifamily residential	--	--
Nonfarm nonresidential	2	1
Construction and land development	41	84
Commercial	1	19
Consumer (1)	14	25
Total recoveries	68	171
Net charge-offs	(233)	(79)
Total provisions for losses	--	--
Allowance at end of period	$12,478	$15,597

Allowance for loan and lease losses as a percentage of total loans outstanding at end of period	3.2%	4.5%

Net loans charged-off as a percentage of average loans outstanding	0.2%	0.1%

Allowance for loan and lease losses to nonaccrual loans	114.2%	86.7%

(1)      Consumer loan charge-offs include overdraft charge-offs of $21,000 and $30,000 for the three months ended March 31, 2014 and 2013, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $14,000 and $21,000 for the three months ended March 31, 2014 and 2013, respectively.

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

	March 31,
	2014		2013
	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$4,407	31.93%	$6,778	43.36%
Multifamily residential	847	6.44	1,074	6.05
Nonfarm nonresidential	4,134	44.74	5,341	40.81
Construction and land development	1,211	7.26	1,190	3.76
Commercial	1,799	8.63	1,000	4.53
Consumer	80	1.00	214	1.49
Total	$12,478	100.00%	$15,597	100.00%

The decrease in the allowance for loan and lease losses from $15.6 million as of March 31, 2013 to $12.5 million as of March 31, 2014 was primarily related to a decrease in general allowances primarily due to an improvement in the credit quality of the loan portfolio as well as a decrease in the overall historical net charge-off rate. The allowance for loan and lease losses remains at an elevated level due to the level of nonperforming loans and estimated inherent losses remaining in the portfolio as the Bank continues its efforts to reduce nonperforming assets.

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities available for sale (dollars in thousands).

	March 31, 2014	December 31, 2013	Increase (Decrease)

Municipal securities	$43,203	$41,924	$1,279
Mortgage-backed securities	28,748	28,904	(156)
Total	$71,951	$70,828	$1,123

Municipal securities increased due to purchases in the first quarter of 2014. The overall yield of the investment portfolio was 2.85% as of March 31, 2014 compared to 2.86% at December 31, 2013.

DEPOSITS

Changes in the composition of deposits between March 31, 2014 and December 31, 2013, are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase
	2014	2013	(Decrease)	% Change

Checking accounts	$134,091	$127,764	$6,327	4.95%
Money market accounts	47,707	45,153	2,554	5.66
Savings accounts	32,681	30,150	2,531	8.39
Certificates of deposit	274,238	266,658	7,580	2.84

Total deposits	$488,717	$469,725	$18,992	4.04%

Total deposits increased in the comparison period primarily due to an increase in certificates of deposit (“CDs”) which included of an increase of $6.0 million in non-brokered CDs obtained through a listing service. The increase in checking accounts was due primarily to an increase in the average balance per account. The cost of certificate of deposit funds increased from 1.18% at December 31, 2013 to 1.21% at March 31, 2014. The overall cost of deposit funds increased from 0.74% at December 31, 2013 to 0.75% at March 31, 2014. The Bank manages the pricing of its deposits to maintain deposit balances commensurate with its overall balance sheet management and liquidity position.

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

At March 31, 2014, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At March 31, 2014, the Company had no interests in non-consolidated special purpose entities.

At March 31, 2014, commitments included:

■	total approved loan origination commitments outstanding amounting to $22.9 million, including approximately $793,000 of loans committed to sell;
■	rate lock agreements with customers of $9.1 million, all of which have been locked with an investor;
■	funded mortgage loans committed to sell of $6.9 million;
■	unadvanced portion of construction loans of $14.9 million;
■	unused lines of credit of $14.3 million;
■	outstanding standby letters of credit of $878,000; and
■	total predetermined overdraft protection limits of $7.9 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $9.1 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at March 31, 2014.

Historically, a very small percentage of predetermined overdraft limits have been used. At March 31, 2014, overdrafts of accounts with Bounce Protection™ represented usage of 2.00% of the limit.

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

The Bank uses qualifying loans as collateral for FHLB advances. On October 17, 2013 the Bank was notified by the FHLB of Dallas that the Bank has been removed from custody status and upgraded to blanket lien status due to continued improvement in the financial ratios that the FHLB uses to measure a Bank’s status. Although the Bank’s status was upgraded by the FHLB, the Bank has continued to maintain loans in custody at the FHLB as the FHLB allows an aggregate lendable value on qualifying loans (as defined) held in custody of approximately 90% of the outstanding balance of the loans pledged to the FHLB. The lendable value as a percentage of the outstanding loan balance on qualifying loans under blanket lien status varies based on the type of collateral, but the percentages are less than the percentage available for loans held in custody. At March 31, 2014, the Bank’s additional borrowing capacity with FHLB was $115.4 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a lendable value of $ 43.0 million held in custody at the FHLB and $78.3 million of loans under blanket lien less outstanding advances at March 31, 2014 of $5.9 million. Outstanding borrowings with the FHLB are reported as “Other Borrowings” in the Company’s Condensed Consolidated Statements of Financial Condition.

The Bank uses qualifying commercial real estate loans as collateral for the discount window. At March 31, 2014, the Bank pledged qualifying commercial real estate loans with a collateral value of approximately $6.7 million, or 88% of the fair market value of the loans as determined by the FRB taking into consideration the rate and duration of the loans pledged. No FRB borrowings were outstanding at March 31, 2014.

At March 31, 2014, the Bank’s liquidity ratio was 23.9% which represents liquid assets as a percent of deposits and borrowings. As of the same date, the Bank’s adjusted liquidity ratio was 55.4%, which represents liquid assets plus borrowing capacity at the FHLB, FRB and correspondent banks as a percentage of deposits and borrowings. The Bank anticipates that it will continue to rely primarily on deposits, calls and maturities of investment securities, loan repayments, and funds provided from operations to provide liquidity. As necessary, the sources of borrowed funds described above will be used to augment the Bank’s funding sources. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and other deposit withdrawals, to repay maturing borrowings, to fund loan commitments, and to purchase investment securities.

The Bank’s liquidity risk management program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs. The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the Board of Directors. The program also contains a Contingency Funding Plan that forecasts funding needs and sources under different stress scenarios. The Contingency Funding Plan approved by the Board of Directors is designed to respond to an overall decline in the economic environment, the banking industry or an issue specific to the Bank. A number of different contingency funding conditions may arise which may result in strains or expectation of strains in the Bank’s normal funding activities, including customer reaction to negative news of the banking industry or the Bank. As a result of negative news, some depositors may reduce the amount of deposits held at the Bank if concerns persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s liquidity, funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that activities of the FRB and the United States Department of the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, and stock price.

Since the Company is a unitary holding company and does not conduct independent operations, its primary source of liquidity are dividends from the Bank. The Company has no borrowings from outside sources. The Company funds its expenses from cash deposits maintained in the Bank, which amounted to $370,000 at March 31, 2014.

At March 31, 2014, the Bank's tangible, core and risk-based capital ratios amounted to 12.45%, 12.45% and 17.97%, respectively, compared to regulatory capital adequacy standards of 1.5%, 4% and 8%.

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

Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions, including those risk factors described in Part I, Item 1A. of the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2014 and in Part II, Item 1A. hereof. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company cautions readers not to place undue reliance on any forward-looking statements. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause actual results for the remainder of fiscal 2014 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us and could negatively affect the Company’s operating and stock performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of the Company’s asset and liability management position as well as the potential impact of interest rate changes upon the Bank’s economic value of equity, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2014.  There has been no material change in the Company’s asset and liability position or the Bank’s economic value of equity since December 31, 2013.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST FEDERAL BANCSHARES OF ARKANSAS, INC.

Date:	April 29, 2014	By:	/s/ Christopher M. Wewers
Christopher M. Wewers
Chief Executive Officer

Date:	April 29, 2014	By:	/s/ Sherri R. Billings
Sherri R. Billings
Chief Financial Officer

First Federal Bancshares of Arkansas, Inc.

Exhibit Index

Exhibit No.	Description

2.1

Agreement and Plan of Merger by and between First Federal Bancshares of Arkansas, Inc. and First National Security Company, dated July 1, 2013 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2013). (1)

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

(1)

Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this Agreement have not been filed with this exhibit. The schedules contain various items related to the business of and the representations and warranties made by the Company and FNSC. The Registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.