Form 10-Q
period 2014-06-30
BEAR STATE FINANCIAL, INC.
filed 2014-08-14
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

Commission File No.: 0-28312

                    Bear State Financial, Inc.

(Exact name of registrant as specified in its charter)

Arkansas	71-0785261
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

900 South Shackleford Rd, Suite 401
Little Rock, Arkansas	72211
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (501) 320-4904

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 2014, there were issued and outstanding 30,026,744 shares of the Registrant's Common Stock, par value $.01 per share.

BEAR STATE FINANCIAL, INC.

Part I. Financial Information

 Item 1. Financial Statements

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS

Cash and cash equivalents	$60,838	$23,970
Federal funds sold	12,375	--
Interest-bearing time deposits in banks	18,892	24,118
Investment securities available for sale	213,557	70,828
Other investment securities, at cost	8,188	457
Loans receivable, net of allowance of $12,392 and $12,711, respectively	998,892	371,149
Loans held for sale	8,943	4,205
Accrued interest receivable	4,645	1,473
Real estate owned - net	6,226	8,627
Office properties and equipment - net	49,695	18,769
Cash surrender value of life insurance	28,655	23,811
Goodwill	25,610	--
Core deposit intangible - net	7,651	--
Prepaid expenses and other assets	4,038	1,465

TOTAL	$1,448,205	$548,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits
Noninterest bearing	$146,348	$19,427
Interest bearing	1,085,066	450,298
	1,231,414	469,725
Short term borrowings	20,270	--
Other borrowings	47,877	5,941
Other liabilities	5,649	2,019

Total liabilities	1,305,210	477,685

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—5,000,000 shares authorized; none issued at June 30, 2014 and December 31, 2013	--	--
Common stock, $0.01 par value—100,000,000 and 30,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 30,026,744 and 20,041,497 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	300	200
Additional paid-in capital	166,332	92,740
Accumulated other comprehensive income (loss)	832	(467)
Accumulated deficit	(24,469)	(21,286)

Total stockholders’ equity	142,995	71,187

TOTAL	$1,448,205	$548,872

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
INTEREST INCOME:
Loans receivable	$5,852	$3,970	$9,986	$8,051
Investment securities:
Taxable	310	56	536	110
Nontaxable	295	293	581	606
Other	111	138	216	271
Total interest income	6,568	4,457	11,319	9,038

INTEREST EXPENSE:
Deposits	984	817	1,853	1,663
Other borrowings	66	13	88	26

Total interest expense	1,050	830	1,941	1,689

NET INTEREST INCOME	5,518	3,627	9,378	7,349

PROVISION FOR LOAN LOSSES	230	--	230	--

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,288	3,627	9,148	7,349

NONINTEREST INCOME:
Deposit fee income	867	802	1,492	1,572
Earnings on life insurance policies	209	200	409	398
Gain on sale of loans	652	263	956	459
Other	97	75	170	164

Total noninterest income	1,825	1,340	3,027	2,593

NONINTEREST EXPENSES:
Salaries and employee benefits	6,540	2,804	9,602	5,482
Net occupancy expense	704	608	1,288	1,226
Real estate owned, net	591	45	808	(51)
FDIC insurance	125	170	245	341
Data processing	563	397	982	733
Professional fees	235	151	430	410
Advertising and public relations	198	74	301	144
Postage and supplies	119	108	210	217
Other	944	526	1,492	1,053

Total noninterest expenses	10,019	4,883	15,358	9,555

INCOME (LOSS) BEFORE INCOME TAXES	(2,906)	84	(3,183)	387

INCOME TAX	--	--	--	--

NET INCOME (LOSS)	$(2,906)	$84	$(3,183)	$387

Basic earnings (loss) per common share	$(0.13)	$0.00	$(0.15)	$0.02

Diluted earnings (loss) per common share	$(0.13)	$0.00	$(0.15)	$0.02

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net income (loss)	$(2,906)	$84	$(3,183)	$387
Other comprehensive income (loss):
Unrealized holding (losses) gains arising during the period	710	(857)	1,299	(932)
Less: reclassification adjustments for realized gain included in net income	--	--	--	--
Other comprehensive income (loss), before tax effect	710	(857)	1,299	(932)
Tax effect	--	--	--	--
Other comprehensive income (loss)	710	(857)	1,299	(932)
COMPREHENSIVE INCOME (LOSS)	$(2,196)	$(773)	$(1,884)	$(545)

See notes to unaudited condensed consolidated financial statements.

 BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(In thousands, except share data)

(Unaudited)

				Accumulated
	Issued			Other		Total
	Common Stock		Additional Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity
BALANCE – January 1, 2014	20,041,497	$200	$92,740	$(467)	$(21,286)	$71,187

Net loss	--	--	--	--	(3,183)	(3,183)
Other comprehensive income	--	--	--	1,299	--	1,299
Shares issued – merger with FNSC, net of issuance costs of approximately $477	6,252,400	63	49,855	--	--	49,918
Shares issued - private placement	2,531,646	25	19,975	--	--	20,000
Shares issued – warrant exercises	1,196,667	12	3,578	--	--	3,590
Shares issued - restricted stock unit vesting	4,534	--	--	--	--	--
Stock compensation	--	--	184	--	--	184

BALANCE – June 30, 2014	30,026,744	$300	$166,332	$832	$(24,469)	$142,995

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

OPERATING ACTIVITIES:
Net (loss) income	$(3,183)	$387
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for loan losses	230	--
Provision for real estate losses	860	219
Deferred tax provision (benefit)	1,973	654
Deferred tax valuation allowance	(1,973)	(654)
Net amortization (accretion) of investment securities	138	(12)
Federal Home Loan Bank stock dividends	(1)	--
Loss (gain) on sale of fixed assets, net	4	(42)
Gain on sale of real estate owned, net	(142)	(374)
Originations of loans held for sale	(41,640)	(23,788)
Proceeds from sales of loans held for sale	39,528	25,313
Gain on sale of loans originated to sell	(956)	(459)
Depreciation	739	713
Amortization of deferred loan costs, net	36	54
Net accretion of fair value adjustments of purchased assets and assumed liabilities	(65)	--
Amortization of other intangible assets	26	--
Stock compensation	184	96
Earnings on life insurance policies	(409)	(398)
Changes in operating assets and liabilities:
Accrued interest receivable	(218)	144
Prepaid expenses and other assets	(151)	81
Other liabilities	575	(709)

Net cash (used in) provided by operating activities	(4,445)	1,225

INVESTING ACTIVITIES:
Cash paid for purchase of FNSC, net of cash received	(8,985)	--
Net decrease in federal funds sold	30,650	--
Redemptions of interest-bearing time deposits in banks	5,226	3,734
Purchases of investment securities available for sale (“AFS”)	(7,354)	--
Proceeds from maturities/calls/paydowns of investment securities AFS	5,179	4,185
Purchases of Federal Home Loan Bank stock	(250)	--
Loan originations, net of repayments	(11,126)	(7,239)
Loan participations purchased	(13,394)	(3,000)
Loans sold	--	15,438
Proceeds from sales of real estate owned	2,539	5,307
Other cash activity - real estate owned	--	(17)
Proceeds from sales of office properties and equipment	177	362
Purchases of office properties and equipment	(1,004)	(853)
Purchase of bank owned life insurance	(2,500)	--

Net cash (used in) provided by investing activities	(842)	17,917

		(Continued)

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(1,848)	$4,678
Sale of deposits in connection with branch sale	--	(17,836)
Proceeds from advances from Federal Home Loan Bank	6,000	--
Repayment of advances from Federal Home Loan Bank	(62)	(2,113)
Proceeds from other borrowings	13,750	--
Repayments of other borrowings	(5,250)	--
Net increase in short term borrowings	5,975	--
Proceeds from private placement	20,000	--
Proceeds from exercise of warrants	3,590	1,785

Net cash provided by (used in) financing activities	42,155	(13,486)

NET INCREASE IN CASH AND CASH EQUIVALENTS	36,868	5,656

CASH AND CASH EQUIVALENTS:
Beginning of period	23,970	42,607

End of period	$60,838	$48,263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$1,930	$1,688

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$787	$1,217

Sales of real estate owned financed by the Bank	$--	$773

Investment securities purchased—not settled	$1,350	$--
Transfers from office properties and equipment to office properties and equipment held for sale	$--	$1,503
Transfers from deposits to deposits held for sale in probable branch sale	$--	$4,690
Common stock issued for purchase of FNSC	$49,918	$--

		(Concluded)

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General — Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas. On June 13, 2014, the Company completed its merger with First National Security Company (“FNSC”). The FNSC merger was accounted for under the acquisition method of accounting. The purchased assets, assumed liabilities and identifiable intangible assets were recorded at their acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. The Company’s results of operations for the three and six months ended June 30, 2014 includes results of operations for FNB and Heritage for the period from June 14 through June 30, 2014. See Note 3 for additional information regarding the merger transaction.

Nature of Operations —The Company owns First Federal Bank (“First Federal”), and two bank holding companies, First Community Banking Corporation (“FCBC”) and Heritage Capital Corporation (“HCC”), which own First National Bank (“FNB”) and Heritage Bank, NA (“Heritage”), respectively (collectively referred to as “the Banks”). First Federal is a federally chartered stock savings and loan association that conducts business from its home office in Harrison, Arkansas, a full-service branch office in Pulaski County, Arkansas, ten full-service branch offices and one limited service office located in a five county area in Northwest and Northcentral Arkansas and a mortgage production office in Bentonville, Arkansas. FNB offers banking services from its home office in Hot Springs, Arkansas, eighteen full service branch offices and three limited service offices located in Central and Southwest Arkansas and two full service offices in Southeast Oklahoma. Heritage has five branches in Jonesboro, Arkansas, including the home office, as well as four additional full service branches in Northeast Arkansas. The Banks provide a broad line of financial products to individuals and business customers.

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary holding companies and banks. The consolidated financial statements also include the accounts of First Federal’s wholly owned subsidiary, First Harrison Service Corporation (“FHSC”), which is inactive. Intercompany transactions have been eliminated in consolidation.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Those adjusting entries consist only of normal recurring adjustments.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

The Company is substantially in the business of community banking and therefore is considered a banking operation with no separately reportable segments.

The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements of the Company and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013, contained in the Company’s 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet of the Company has been derived from the audited consolidated balance sheet of the Company as of that date.

Acquired Loans— Acquired loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. The fair value adjustment on acquired loans without evidence of credit deterioration since origination will be accreted into earnings as a yield adjustment using the effective yield method over the remaining life of the loan.

Acquired loans and leases with evidence of credit deterioration since origination such that it is probable at acquisition that the bank will be unable to collect all contractually required payments are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of the acquisition date, the difference between contractually required payments and the cash flows expected to be collected is the nonaccretable difference, which is included as a reduction of the carrying amount of acquired loans and leases. If the timing and amount of the future cash flows is reasonably estimable, any excess of cash flows expected at acquisition over the estimated fair value is the accretable yield and is recognized in interest income over the asset's remaining life using a level yield method.

Acquired loan amounts deemed uncollectible at acquisition date become part of the fair value calculation and are excluded from the ALLL. Following acquisition, a regular review will be completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related ALLL, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded.

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

3.	ACQUISITION

On June 13, 2014, the Company completed its previously-announced acquisition of First National Security Company (“FNSC”) whereby FNSC merged with and into the Company in a transaction valued at approximately $124.4 million. In connection with the merger, former FNSC stockholders received in the aggregate 6,252,400 shares of Company common stock, valued at approximately $50.4 million and $74 million in cash in exchange for 100% of the outstanding shares of FNSC common stock. The Company paid $50 million of the total cash consideration and FNSC paid $24 million of the total cash consideration to its stockholders from funds it received immediately prior to the closing of the acquisition from its subsidiary bank, First National Bank. The acquisition expanded the Company’s market into Northeast and Southwest Arkansas and further diversified the Company’s loan, customer and deposit base.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by FNSC, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the resultant fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The fair value adjustments and the resultant fair values shown in the following table remain provisional due to the timing of the acquisition and will continue to be evaluated by management and may be subject to further adjustment.

	June 13, 2014
	As Recorded by FNSC	Fair Value Adjustments	As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$41,015	$--	$41,015
Federal funds sold	43,025	--	43,025
Investment securities available for sale	138,140	--	138,140
Other investment securities, at cost	7,480	--	7,480
Loans receivable	622,758	(16,877)	605,881
Allowance for loan losses	(13,179)	13,179	--
Loans receivable, net	609,579	(3,698)	605,881
Accrued interest receivable	2,954	--	2,954
Real estate owned - net	69	--	69
Office properties and equipment, net	33,074	(2,232)	30,842
Cash surrender value of life insurance	1,935	--	1,935
Core deposit intangible	568	7,109	7,677
Deferred tax asset, net	542	(542)	--
Prepaid expenses and other assets	2,899	--	2,899
Total assets acquired	881,280	637	881,917
Liabilities assumed:
Deposits – noninterest bearing	151,331	--	151,331
Deposits – interest bearing	611,841	366	612,207
Total deposits	763,172	366	763,538
Short term borrowings	14,295	--	14,295
Other borrowings	27,434	64	27,498
Other liabilities	1,802	--	1,802
Total liabilities assumed	806,703	430	807,133
Net assets acquired	$74,577	$207	74,784
Consideration paid:
Cash			50,000
Common stock			50,394

Total consideration paid			100,394

Goodwill			$25,610

The following is a description of the fair value adjustments used to determine the fair values of assets and liabilities presented above:

Loans – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. Adjustment reflects the elimination of the recorded allowance for loan and lease losses.

Office properties and equipment – Office properties and equipment were acquired from FNSC with a $2.2 million adjustment to market value. This represents the difference between current appraisal value completed in connection with the acquisition and FNSC’s book value at the time of acquisition.

Deferred tax asset – The deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate of 38.29%. In addition, a valuation allowance was recorded against the net deferred tax asset based on the Company’s analysis of the future realization of the net deferred tax asset.

Core deposit intangible – This intangible asset represents the value of the relationships that FNSC had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Company recorded a $7.7 million core deposit intangible with a weighted average life of 12.3 years.

Deposits – The $366,000 fair value adjustment applied for time deposits is because the estimated weighted average interest rate of FNSC’s time deposits were estimated to be slightly above the current market rates.

Other borrowings – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Beginning June 14, 2014, the operations of FNSC are included in the Company’s consolidated results of operations and contributed $1.5 million of net interest income and $574,000 of net income for the six months ended June 30, 2014. The following unaudited pro-forma combined consolidated financial information presents how the combined financial information of the Company and FNSC might have appeared had the businesses actually been combined as of the beginning of each period presented. The following schedule represents the unaudited pro-forma combined financial information as of the six month comparative periods ended June 30, 2014 and 2013, assuming the acquisition was completed as of January 1, 2014 and 2013, respectively (in thousands, except per share data):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net interest income	$23,577	$25,607
Total noninterest income	5,773	6,014
Net income	69	7,373
Basic earnings per common share	$--	$0.26
Diluted earnings per common share	$--	$0.25

The unaudited pro-forma consolidated financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined at the beginning of the period presented and had the impact of possible revenue enhancements and expense efficiencies, among other factors, been considered and, accordingly, does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during this period.

4.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following as of the dates indicated (in thousands):

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agencies	$122,745	$12	$(17)	$122,740
Municipal securities	48,850	385	(95)	49,140
Mortgage-backed securities	37,278	577	(11)	37,844
Corporate debt securities	3,849	1	(17)	3,833

Total	$212,722	$975	$(140)	$213,557

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal securities	$42,203	$199	$(478)	$41,924
Mortgage-backed securities	29,092	11	(199)	28,904

Total	$71,295	$210	$(677)	$70,828

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agencies	$46,457	$17	$--	$--	$46,457	$17
Municipal securities	4,181	34	4,897	61	9,078	95
Mortgage-backed securities	4,274	11	--	--	4,274	11
Corporate debt securities	3,240	17	--	--	3,240	17

Total	$58,152	$79	$4,897	$61	$63,049	$140

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$17,851	$424	$945	$54	$18,796	$478
Mortgage-backed securities	27,004	199	--	--	27,004	199

Total	$44,855	$623	$945	$54	$45,800	$677

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

The Company has pledged investment securities with carrying values of approximately $101.3 million at June 30, 2014 and $398,000 at December 31, 2013, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $14.3 million at June 30, 2014, for securities sold under agreements to repurchase. There were no investment securities pledged by the Company for securities sold under agreements to repurchase at December 31, 2013.

The following table sets forth the amount (dollars in thousands) of investment securities available for sale that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2014. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	June 30, 2014
	Amortized	Fair	Weighted
	Cost	Value	Average Rate

Within one year	$52,921	$52,934	0.68%
Due from one year to five years	88,669	88,746	0.79%
Due from five years to ten years	27,391	27,503	3.13%
Due after ten years	6,463	6,530	4.02%
	175,444	175,713	1.25%
Mortgage-backed securities	37,278	37,844	3.04%
Total	$212,722	$213,557	1.56%

As of June 30, 2014 and December 31, 2013, investments with amortized cost totaling approximately $66.8 million and $34.4 million, respectively, have call options held by the issuer, of which approximately $40.8 million and $13.0 million, respectively, are or were callable within one year.

5.	LOANS RECEIVABLE

Loans receivable consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Real estate:
One- to four-family residential	$303,517	$129,308
Multifamily residential	44,679	25,773
Nonfarm nonresidential	346,169	168,902
Farmland	48,710	2,663
Construction and land development	94,084	23,891
Commercial	142,058	29,033
Consumer	32,171	4,368
Total loans receivable	1,011,388	383,938
Unearned discounts and net deferred loan costs	(104)	(78)
Allowance for loan and lease losses	(12,392)	(12,711)

Loans receivable—net	$998,892	$371,149

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at June 30, 2014 and December 31, 2013 were $22.8 million and $12.9 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the three and six months ended June 30, 2014 and 2013 was not significant.

As of June 30, 2014 and December 31, 2013, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $44.5 million and $50.6 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas (“FHLB”) and were pledged for outstanding advances or available for future advances. The Banks also pledged substantially all of the remaining loans at June 30, 2014 under a blanket lien with the FHLB.

As of June 30, 2014 and December 31, 2013, qualifying loans collateralized by commercial real estate with balances of $7.1 million and $8.2 million, respectively, were pledged at the FRB. No FRB borrowings were outstanding at June 30, 2014.

The Company evaluated $583.4 million of net loans ($595.1 million gross loans less $11.7 million discount) purchased in conjunction with the acquisition of FNSC in accordance with the provisions of FASB ASC Topic 310-20,  Nonrefundable Fees and Other Costs . The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. The Company evaluated $21.7 million of net loans ($26.9 million gross loans less $5.2 million discount) purchased in conjunction with the acquisition of FNSC in accordance with the provisions of FASB ASC Topic 310-30,  Loans and Debt Securities Acquired with Deteriorated Credit Quality. There have been no material changes to the fair value discount since the acquisition date of June 13, 2014 given its close proximity to quarter end.

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans, are presented below (in thousands):

June 30, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$2,159	$2,128	$299,230	$303,517
Multifamily residential	--	--	44,679	44,679
Nonfarm nonresidential	172	2,025	343,972	346,169
Farmland	--	641	48,069	48,710
Construction and land development	117	601	93,366	94,084
Commercial	132	80	141,846	142,058
Consumer	194	34	31,943	32,171
Total	$2,774	$5,509	$1,003,105	$1,011,388

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$3,511	$1,664	$124,133	$129,308
Multifamily residential	--	--	25,773	25,773
Nonfarm nonresidential	176	2,340	166,386	168,902
Farmland	--	666	1,997	2,663
Construction and land development	30	2,133	21,728	23,891
Commercial	--	348	28,685	29,033
Consumer	--	19	4,349	4,368
Total	$3,717	$7,170	$373,051	$383,938

As of June 30, 2014, there was $1.2 million of purchased credit impaired loans acquired in the merger with FNSC that were 90 days or more past due and accruing. There were no loans over 90 days past due and still accruing at December 31, 2013. Restructured loans totaled $2.5 million and $2.6 million as of June 30, 2014 and December 31, 2013, respectively, with $2.0 million and $2.1 million of such restructured loans on nonaccrual status at June 30, 2014 and December 31, 2013, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

June 30, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$530	$1,767	$1,976	$4,273
Nonfarm nonresidential	140	1,272	1,797	3,209
Farmland	--	641	111	752
Construction and land development	9	584	29	622
Commercial	--	--	321	321
Consumer	--	7	17	24
Total	$679	$4,271	$4,251	$9,201

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$637	$1,664	$1,957	$4,258
Nonfarm nonresidential	--	2,340	1,717	4,057
Farmland	--	666	116	782
Construction and land development	--	2,133	334	2,467
Commercial	--	348	2	350
Consumer	--	19	5	24
Total	$637	$7,170	$4,131	$11,938

The following tables summarize information pertaining to impaired loans as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 (in thousands).  Purchased credit impaired loans acquired in the merger with FNSC are not included these tables.

	June 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$1,187	$1,036	$179	$1,213	$1,085	$279
Multifamily residential	--	--	--	--	--	--
Nonfarm nonresidential	2,509	2,296	660	3,287	3,105	1,119
Farmland	621	489	127	623	495	133
Construction and land development	275	168	118	1,865	1,505	631
Commercial	--	--	--	--	--	--
Consumer	16	16	16	--	--	--
	4,608	4,005	1,100	6,988	6,190	2,162

Impaired loans without avaluation allowance:
One- to four-family residential	4,521	3,726	--	4,430	3,668	--
Multifamily residential	--	--	--	--	--	--
Nonfarm nonresidential	1,690	913	--	1,077	952	--
Farmland	545	263	--	554	287	--
Construction and land development	607	539	--	1,189	962	--
Commercial	371	321	--	388	350	--
Consumer	12	8	--	27	24	--
	7,746	5,770	--	7,665	6,243	--
Total impaired loans	$12,354	$9,775	$1,100	$14,653	$12,433	$2,162

	Three and Six Months Ended June 30, 2014
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
	(Three Months)	(Six Months)	(Three Months)	(Six Months)
Impaired loans with a valuation allowance:
One- to four-family residential	$1,100	$1,095	$2	$5
Multifamily residential	--	--	--	--
Nonfarm nonresidential	2,498	2,700	--	--
Farmland	491	492	--	--
Construction and land development	481	822	--	--
Commercial	126	84	--	--
Consumer	14	9	--	--
	4,710	5,202	2	5

Impaired loans without a valuation allowance:
One- to four-family residential	3,495	3,553	1	1
Multifamily residential	--	--	--	--
Nonfarm nonresidential	1,095	1,047	--	--
Farmland	269	275	--	--
Construction and land development	689	780	2	3
Commercial	332	338	--	--
Consumer	12	16	--	--
	5,892	6,009	3	4
Total impaired loans	$10,602	$11,211	$5	$9

Interest based on original terms			$275	$345

Interest income recognized on a cash basis on impaired loans			$--	$--

	Three and Six Months Ended June 30, 2013
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
Impaired loans with a valuation allowance:	(Three Months)	(Six Months)	(Three Months)	(Six Months)
One- to four-family residential	$2,403	$1,985	$2	$5
Multifamily residential	1,479	986	--	--
Nonfarm nonresidential	2,165	2,382	--	--
Farmland	505	378	--	--
Construction and land development	1,055	864	--	--
Commercial	--	--	--	--
Consumer	--	1	--	--
	7,607	6,596	2	5

Impaired loans without a valuation allowance:
One- to four-family residential	4,063	4,948	--	--
Multifamily residential	--	1,153	--	--
Nonfarm nonresidential	2,160	3,065	--	--
Farmland	319	460	--	--
Construction and land development	1,285	1,741	--	--
Commercial	24	23	--	--
Consumer	16	19	--	--
	7,867	11,409	--	--
Total impaired loans	$15,474	$18,005	$2	$5

Interest based on original terms			$353	$488

Interest income recognized on a cash basis on impaired loans			$--	$--

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, the Banks categorize loans into risk categories based on available and relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. First Federal analyzes loans individually by assigning a credit risk rating to loans on at least an annual basis for non-homogeneous loans over $250,000. FNB and Heritage assign a credit rating to loans at origination and review these ratings periodically thereafter. The Banks use the following definitions for risk ratings:

Pass. Loans rated as pass generally meet or exceed normal credit standards and are rated on a scale from 1 to 5, with 1 being the highest quality loan and 5 being a pass/watch loan. Factors influencing the level of pass grade include repayment source and strength, collateral, borrower cash flows, existence of and strength of guarantors, industry/business sector, financial trends, performance history, etc.

Special Mention. Loans rated as special mention, while still adequately protected by the borrower’s repayment capability, exhibit distinct weakening trends. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management’s close attention so as to avoid becoming adversely classified credits.

Substandard. Loans rated as substandard are inadequately protected by the current sound net worth and paying capacity of the borrower or the collateral pledged, if any. These assets must have a well-defined weakness based on objective evidence and be characterized by the distinct possibility that the Banks will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans rated as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss. Loans rated as a loss are considered uncollectible and of such little value that continuance as an asset is not warranted. A loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off or reserving all or a portion of the asset, even though partial recovery may be effected in the future.

Based on analyses performed at June 30, 2014 and December 31, 2013, the risk categories of loans are as follows (in thousands):

	June 30, 2014
	Pass	Special Mention	Substandard	Not Rated	Total
One- to four-family residential	$210,651	$448	$10,582	$81,836	$303,517
Multifamily residential	44,679	--	--	--	44,679
Nonfarm nonresidential	333,991	4,436	7,278	464	346,169
Farmland	47,457	--	1,253	--	48,710
Construction and land development	88,301	110	2,543	3,130	94,084
Commercial	140,752	--	971	335	142,058
Consumer	26,457	6	220	5,488	32,171
Total	$892,288	$5,000	$22,847	$91,253	$1,011,388

	December 31, 2013
	Pass	Special Mention	Substandard	Not Rated	Total
One- to four-family residential	$34,333	$329	$6,371	$88,275	$129,308
Multifamily residential	25,773	--	--	--	25,773
Nonfarm nonresidential	159,629	4,490	4,057	726	168,902
Farmland	1,491	--	1,172	--	2,663
Construction and land development	18,241	295	2,770	2,585	23,891
Commercial	28,555	--	350	128	29,033
Consumer	151	--	45	4,172	4,368
Total	$268,173	$5,114	$14,765	$95,886	$383,938

As of June 30, 2014 and December 31, 2013, the Banks did not have any loans classified as doubtful or loss.

Troubled Debt Restructurings. Troubled debt restructurings (“TDRs”) are loans where the contractual terms on the loan have been modified and both of the following conditions exist: (i) the borrower is experiencing financial difficulty and (ii) the restructuring constitutes a concession that the Bank would not otherwise make. The Banks assess all loan modifications to determine if the modifications constitute a TDR. Restructurings resulting in an insignificant delay in payment are not considered to be TDRs. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. All TDRs are considered impaired loans. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The following table summarizes TDRs as of June 30, 2014 and December 31, 2013: (dollars in thousands)

June 30, 2014	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	4	$489	9	$740	13	$1,229
Nonfarm nonresidential	--	--	3	532	3	532
Farmland	--	--	1	263	1	263
Construction and land development	1	85	3	410	4	495
Consumer	--	--	2	16	2	16

Total	5	$574	18	$1,961	23	$2,535

December 31, 2013	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	4	$495	8	$658	12	$1,153
Nonfarm nonresidential	--	--	3	556	3	556
Farmland	--	--	1	287	1	287
Construction and land development	--	--	4	569	4	569
Consumer	--	--	1	5	1	5

Total	4	$495	17	$2,075	21	$2,570

Loans receivable that were restructured as TDRs during the three and six months ended June 30, 2014 and six months ended June, 30 2013 were as follows. There were no loans restructured as TDRs during the three months ended June 30, 2013: (dollars in thousands)

	Three Months Ended June 30, 2014

				Nature of Modification
	Number of Loans	Balance Prior to TDR	Balance at June 30, 2014	Payment Term (1)	Other (2)
Construction and land development	1	$85	$85	$--	$85

Total	1	$85	$85	$--	$85

	Six Months Ended June 30, 2014

				Nature of Modification
	Number of Loans	Balance Prior to TDR	Balance at June 30, 2014	Payment Term (1)	Other (2)
One- to four-family residential	1	$103	$98	$103	$--
Construction and land development	1	85	85	--	85
Consumer	1	11	11	11	--

Total	3	$199	$194	$114	$85

	Six Months Ended June 30, 2013

				Nature of Modification
	Number of Loans	Balance Prior to TDR	Balance at June 30, 2013	Payment Term (1)	Other
One- to four-family residential	1	$6	$6	$6	$--

Total	1	$6	$6	$6	$--

_________________________

(1)	Concessions represent skipped payments/maturity date extensions or amortization term extensions.
(2)	The borrower did not have the financial ability to refinance at another bank at renewal.

There were no loans receivable for which a payment default occurred during the three and six months ended June 30, 2014 or 2013 that had been modified as a TDR within 12 months or less of the payment default.

6.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

		Three Months Ended June 30, 2014
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$4,407	$847	$4,134	$152	$1,059	$1,799	$80	$12,478
Provision charged to expense	72	183	(230)	130	98	(52)	29	230
Losses charged off	--	--	(2)	--	(292)	(27)	(40)	(361)
Recoveries	11	--	8	--	3	1	22	45
Balance, end of period	$4,490	$1,030	$3,910	$282	$868	$1,721	$91	$12,392

		Six Months Ended June 30, 2014
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$4,549	$1,001	$4,271	$158	$1,383	$1,268	$81	$12,711
Provision charged to expense	(72)	29	(256)	124	(115)	478	42	230
Losses charged off	(8)	--	(115)	--	(444)	(27)	(68)	(662)
Recoveries	21	--	10	--	44	2	36	113
Balance, end of period	$4,490	$1,030	$3,910	$282	$868	$1,721	$91	$12,392

		Three Months Ended June 30, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$6,778	$1,074	$5,341	$283	$907	$1,000	$214	$15,597
Provision charged to expense	22	382	(532)	(10)	124	(13)	27	--
Losses charged off	(662)	(876)	(874)	--	(115)	(380)	(49)	(2,956)
Recoveries	13	--	500	--	24	55	16	608
Balance, end of period	$6,151	$580	$4,435	$273	$940	$662	$208	$13,249

		Six Months Ended June 30, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$5,099	$1,319	$6,949	$251	$879	$956	$223	$15,676
Provision charged to expense	1,746	137	(2,006)	22	69	12	20	--
Losses charged off	(747)	(876)	(1,008)	--	(115)	(380)	(76)	(3,202)
Recoveries	53	--	500	--	107	74	41	775
Balance, end of period	$6,151	$580	$4,435	$273	$940	$662	$208	$13,249

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of June 30, 2014 and December 31, 2013 (in thousands):

		June 30, 2014
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$179	$--	$660	$127	$118	$--	$16	$1,100
Collectively evaluated for impairment	4,311	1,030	3,250	155	750	1,721	75	11,292
Ending balance	$4,490	$1,030	$3,910	$282	$868	$1,721	$91	$12,392

Loan balances:
Individually evaluated for impairment	$4,762	$--	$3,209	$752	$707	$321	$24	$9,775
Collectively evaluated for impairment	298,755	44,679	342,960	47,958	93,377	141,737	32,147	1,001,613
Ending balance	$303,517	$44,679	$346,169	$48,710	$94,084	$142,058	$32,171	$1,011,388

		December 31, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$279	$--	$1,119	$133	$631	$--	$--	$2,162
Collectively evaluated for impairment	4,270	1,001	3,152	25	752	1,268	81	10,549
Ending balance	$4,549	$1,001	$4,271	$158	$1,383	$1,268	$81	$12,711

Loan balances:
Individually evaluated for impairment	$4,753	$--	$4,057	$782	$2,467	$350	$24	$12,433
Collectively evaluated for impairment	124,555	25,773	164,845	1,881	21,424	28,683	4,344	371,505
Ending balance	$129,308	$25,773	$168,902	$2,663	$23,891	$29,033	$4,368	$383,938

A summary of the activity in the allowance for losses on real estate owned is as follows for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Balance—beginning of period	$8,143	$9,396	$8,794	$14,877

Provisions for estimated losses	618	33	860	219
Recoveries	--	--	--	--
Losses charged off	(280)	(23)	(1,173)	(5,690)

Balance—end of period	$8,481	$9,406	$8,481	$9,406

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013

Land and land improvements	$11,074	$5,340
Buildings and improvements	42,173	19,358
Furniture and equipment	7,957	5,770
Automobiles	823	210

Total	62,027	30,678

Accumulated depreciation	(12,332)	(11,909)

Office properties and equipment—net	$49,695	$18,769

Depreciation expense for the six months ended June 30, 2014 and 2013 was approximately $739,000 and $713,000, respectively.

8.	GOODWILL AND CORE DEPOSIT INTANGIBLE - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. At June 30, 2014, goodwill consisted of $25.6 million related to the FNSC acquisition. This goodwill is not deductible for tax purposes. The Company’s core deposit intangible is related to the core deposit premiums of FNB and Heritage. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangible at June 30, 2014 were as follows (in thousands):

June 30, 2014

Balance—beginning of period	$--

FNSC merger	7,677
Amortization expense	(26)

Balance—end of period	$7,651

The Company’s projected amortization expense for the remainder of 2014 is approximately $313,000, $625,000 in each of the years ending December 31, 2015 through 2018, and $4.8 million thereafter.

9.	DEPOSITS

Deposits are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013

Checking accounts	$538,312	$127,764
Money market accounts	108,033	45,153
Savings accounts	114,096	30,150
Certificates of deposit	470,973	266,658

Total	$1,231,414	$469,725

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $239.9 million and $138.6 million at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, scheduled maturities of certificates of deposit were as follows (in thousands):

Amount

Within one year	$255,824
One to two years	64,562
Two to three years	42,533
Three to four years	52,357
Four to five years	34,663
Over five years	21,034

Total	$470,973

10.	SHORT TERM BORROWINGS

Short term borrowings are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013

Repurchase agreements	$14,295	$--
Federal funds purchased	5,975	--

Total	$20,270	$--

Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the Condensed Consolidated Balance Sheets and are disclosed in Note 4. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.

At June 30, 2014, the Company and its subsidiary banks had unused credit lines allowing contingent access to overnight borrowings of up to $117.9 million on an unsecured basis.

11.	OTHER BORROWINGS

Other borrowings are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013

Federal Home Loan Bank advances with rates ranging from 0.20% to 7.80% maturing through July 1, 2024	$34,127	$5,941
Line of credit with a bank, $9.75 million total credit line, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, interest payments due quarterly, maturing May 30, 2016	8,500	--
Term note payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	5,250	--

Total	$47,877	$5,941

Federal Home Loan Bank. The Banks are members of the Federal Home Loan Bank System. As a member of this system, they are required to maintain an investment in capital stock of the FHLB in an amount equal to the sum of 0.04% of total assets as of the previous December 31 and 4.10% of outstanding advances. No ready market exists for such stock and it has no quoted market value. The carrying value of the stock is its cost. The Banks currently pledge as collateral for FHLB advances certain qualifying one- to four-family mortgage loans.

Notes Payable. The line of credit and note payable to a bank are collateralized by 100% of the stock of the Banks, FCBC and HCC. The related loan agreement requires the Company and the Banks to maintain certain financial ratios. As of June 30, 2014, the Company was in compliance with the applicable material covenants imposed by the loan agreement.

At June 30, 2014, scheduled maturities of other borrowings were as follows: (in thousands):

	Weighted
	Average
	Rate	Amount

Within one year	1.07%	$9,582
One to two years	2.19	9,506
Two to three years	1.19	6,015
Three to four years	2.44	962
Four to five years	1.98	14,502
Over five years	2.68	7,310

Total	1.86%	$47,877

12.     STOCK BASED COMPENSATION

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

A summary of the stock option activity in the Company’s 2011 Plan for the six months ended June 30, 2014, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2014	217,500	$6.66
Granted	--	$--
Forfeited	(1,500)	$6.57

Outstanding—June 30, 2014	216,000	$6.66

The weighted average remaining contractual life of the outstanding options was 4.4 years and the aggregate intrinsic value of the options was approximately $484,000 at June 30, 2014. None of the outstanding options are vested.

As of June 30, 2014, there was $382,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 2.6 years. Compensation expense attributable to option awards totaled approximately $36,000 for both three month periods ended June 30, 2014 and 2013, respectively, and approximately $71,000 and $73,000 for the six months ended June 30, 2014 and 2013, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to seven years.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2014	65,500	$8.97
Granted	129,600	$8.21
Vested	(5,817)	$9.75
Forfeited	(567)	$8.92

Outstanding—June 30, 2014	188,716	$8.42

As of June 30, 2014, there was $1.4 million of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 4.3 years. Compensation expense attributable to awards of RSUs totaled approximately $66,000 and $16,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately $125,000 and $23,000 for the six months ended June 30, 2014 and 2013, respectively.

13.	EARNINGS PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	22,020,238	19,897,603	21,036,359	19,660,918
Effect of dilutive securities	--	982,326	--	1,150,754
Diluted weighted average shares outstanding	22,020,238	20,879,929	21,036,359	20,811,672

The calculation of diluted earnings per share for the three months ended June 30, 2014 excluded the following antidilutive securities: warrants representing 177,215 shares, stock options representing 216,000 shares and restrictive stock units representing 188,716 shares. The calculation of diluted earnings per share for the three and six months ended June 30, 2013 excluded antidilutive stock options representing approximately 8,000 shares.

14.	FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2014 and December 31, 2013, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. agency securities, mortgage-backed securities, municipal bonds and corporate debt securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended June 30, 2014 or December 31, 2013.

The following table presents major categories of assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Available for sale investment securities:
U.S. Government agencies	$122,740	$--	$122,740	$--
Municipal securities	49,140	--	49,140	--
Mortgage-backed securities	37,844	--	37,844	--
Corporate debt securities	3,833	--	3,833	--
Total	$213,557	$--	$213,557	$--

December 31, 2013
Available for sale investment securities:
Municipal securities	$41,924	$--	$41,924	$--
Mortgage-backed securities	28,904	--	28,904	--
Total	$70,828	$--	$70,828	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at June 30, 2014 and December 31, 2013 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, collateral discounts ranged from 15% to 45% and selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs and adjustments to the allowance for loan and lease losses.

Real Estate Owned, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the six months ended June 30, 2014 and 2013 were $860,000 and $219,000, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the six months ended June 30, 2014 and 2013 (in thousands). The assets disclosed in the following table represent REO properties or impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Impaired loans	$5,953	$--	$--	$5,953
REO, net	3,414	--	--	3,414

June 30, 2013
Impaired loans	$15,956	$--	$--	$15,956
REO, net	3,155	--	--	3,155

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	June 30, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$60,838	$60,838	$23,970	$23,970
Federal funds sold	12,375	12,375	--	--
Level 2 inputs:
Interest-bearing time deposits in banks	18,892	19,229	24,118	24,573
Other investment securities	8,188	8,188	457	457
Loans held for sale	8,943	8,943	4,205	4,205
Cash surrender value of life insurance	28,655	28,655	23,811	23,811
Accrued interest receivable	4,645	4,645	1,473	1,473
Level 3 inputs:
Loans receivable—net	998,892	1,007,045	371,149	377,851

FINANCIAL LIABILITIES:
Level 1 inputs:
Short term borrowings	20,270	20,270	--	--
Level 2 inputs:
Checking, money market and savings accounts	760,441	760,441	203,067	203,067
Other borrowings	47,877	47,947	5,941	6,017
Accrued interest payable	219	219	33	33
Level 3 inputs:
Certificates of deposit	470,973	471,879	266,658	266,495

For cash and cash equivalents and federal funds sold, the carrying amount approximates fair value (level 1). For other investment securities, loans held for sale, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to other investment securities, the ability to sell the stock back to the issuer at cost (level 2). Interest bearing time deposits in banks were valued using discounted cash flows based on current rates for similar types of deposits (level 2). Fair values of impaired loans are estimated as described in Note 9. Non-impaired loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Banks on comparable loans (level 3).

For federal funds purchased and securities sold under agreements to repurchase, the carrying amount approximates fair value (level 1). The fair value of checking accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date (level 2). The fair value of fixed-maturity certificates of deposit is estimated using the discount rates currently offered by the Banks for deposits of similar terms (level 3). The fair value of FHLB advances is estimated using the rates for advances of similar remaining maturities at the reporting date (level 2). For accrued interest payable the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments (level 2).

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16.	REGULATORY MATTERS

The Company and subsidiary banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Office of the Comptroller of the Currency (“OCC”) is the primary regulator for First Federal Bank, First National Bank, Hot Springs and Heritage Bank. The Federal Reserve Bank is the primary regulator for the Company. Failure to meet minimum capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Company’s or the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company’s and the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined) to tangible assets (as defined) and core capital (as defined) to adjusted tangible assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined). Tier 1 (core) capital includes common stockholders’ equity and qualifying preferred stock less certain other deductions. Total capital includes Tier 1 capital plus the allowance for loan and lease losses, subject to limitations.

As of the most recent notification from regulatory authorities, the Company and the Banks were all categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, tier 1 risk-based, and tier 1 (core) ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed any of the Banks’ categorizations.

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and First Federal Bank (“First Federal”), First National Bank (“FNB”) and Heritage Bank (“Heritage”) are presented in the following tables:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2014:

Tangible Capital to Tangible Assets
First Federal	46,658	8.42%	$8,312	1.50%	N/A	N/A

Tier 1 Capital to Average Assets
Consolidated	$108,901	7.54%	$57,776	4.00%	N/A	N/A
First Federal (1)	46,658	8.42%	22,165	4.00%	$27,707	5.00%
FNB	50,166	8.51%	17,690	3.00%	29,483	5.00%
Heritage	23,951	8.67%	8,286	3.00%	13,811	5.00%

Total Capital to Risk-Weighted Assets
Consolidated	$114,618	10.85%	$84,472	8.00%	N/A	N/A
First Federal	52,150	12.05%	34,615	8.00%	$43,269	10.00%
FNB	50,291	12.18%	33,025	8.00%	41,282	10.00%
Heritage	24,051	11.43%	16,832	8.00%	21,040	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	$108,901	10.31%	42,236	4.00%	N/A	N/A
First Federal	46,658	10.78%	N/A	N/A	25,961	6.00%
FNB	50,166	12.15%	16,513	4.00%	24,769	6.00%
Heritage	23,951	11.38%	8,416	4.00%	12,624	6.00%

(1)   In the case of First Federal, the ratio is calculated based on adjusted assets at period end.

First Federal’s actual and required capital amounts (in thousands) and ratios as of December 31, 2013, are presented in the following table:

					To be Categorized
					as Well
					Capitalized Under		Required Per
			For Capital		Prompt Corrective		Agreement With
	Actual		Adequacy Purposes		Action Provisions		the OCC (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013, :

Tangible Capital to Tangible Assets	$70,853	12.90%	$8,240	1.50%	N/A	N/A	N/A	N/A

Core Capital to Adjusted Tangible Assets	70,853	12.90%	21,972	4.00%	$27,465	5.00%	$43,944	8.00%

Total Capital to Risk-Weighted Assets	76,036	18.68%	32,570	8.00%	40,713	10.00%	48,855	12.00%

Tier I Capital to Risk-Weighted Assets	70,853	17.40%	N/A	N/A	24,428	6.00%	N/A	N/A

(1)

First Federal’s Bank Order, effective through January 15, 2013, required the bank to maintain a Tier 1 (core) capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. After such date and through February 21, 2014, First Federal agreed with the OCC to maintain a minimum Tier 1 (core) capital ratio of at least 8% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk-weighted assets. The required amounts presented reflect these ratios.

Private Placement. In connection with the merger with FNSC, on June 13, 2014 the Company sold 2,531,646 shares of Company common stock at a price per share equal to $7.90 in a private placement (the “Private Placement”) to its principal stockholder Bear State Financial Holdings, LLC (“Bear State”) and certain of Bear State’s members in their individual capacity (the “Investors”) (including Richard N. Massey, the Company’s Chairman of the Board, President and Chief Executive Officer, and Scott T. Ford, a director of the Company). Additionally, the Company issued warrants (the “Investor Warrants”) to purchase 177,215 shares of common stock on the same terms as in the Private Placement to the Investors in exchange for their respective commitments to backstop the Private Placement. The pricing of the Private Placement and Investor Warrants was equal to the closing stock price for the Company’s common stock on June 28, 2013, which was the last business day prior to the execution of the merger agreement with FNSC. This price was also used to determine the number of shares issued to FNSC stockholders in the merger.

Authorized Shares. On March 21, 2014, the stockholders of the Company approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 100,000,000. Effective June 3, 2014, the Company filed Amended and Restated Articles of Incorporation (the “Amended Articles”) with the Secretary of State of the State of Arkansas. The Amended Articles increased the number of authorized shares from 30,000,000 to 100,000,000.

Dividend Restrictions. The Banks may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the bank’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or, in the case of First Federal, below the special liquidation account established by First Federal in connection with the consummation of its conversion from the mutual holding company structure on May 3, 1996. In addition, federal regulations, as currently applied to the Banks, impose limitations upon payment of capital distributions to the Company.

The principal source of the Company’s revenues is dividends from the Banks. Our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Banks.

Repurchase Program. On February 19, 2014, the Board of Directors of the Company approved a share repurchase program permitting the Company to repurchase up to $1,000,000 of its common stock over the next 12 months.

17. SUBSEQUENT EVENTS

On July 31, 2014, the Company, through its subsidiary banks, executed contracts with its data processing service provider which provided for a termination fee of $2.4 million related to converting FNB and Heritage to the Company’s data processing platform. This termination fee will be expensed in the third quarter of 2014.

On August 13, 2014, the board of directors of the Company authorized an increase in the Company’s line of credit with an unaffiliated bank from $9.75 million to $14.75 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations (“MD&A”) is intended to assist a reader in understanding the consolidated financial condition and results of operations of the Company for the periods presented. The information contained in this section should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements and the other sections contained herein. References to the Company and the Banks throughout MD&A are made using the first person notations of “we”, “us” or “our”.

The Company owns First Federal Bank (“First Federal”), and two bank holding companies, First Community Banking Corporation (“FCBC”) and Heritage Capital Corporation (“HCC”), which own First National Bank (“FNB”) and Heritage Bank, NA (“Heritage”), respectively (collectively referred to as “the Banks”). First Federal is a federally chartered stock savings and loan association that conducts business from its home office in Harrison, Arkansas, a full-service branch office in Pulaski County, Arkansas, ten full-service branch offices and one limited service office located in a five county area in Northwest and Northcentral Arkansas and a mortgage production office in Bentonville, Arkansas. FNB offers banking services from its home office in Hot Springs, Arkansas, eighteen full service branch offices and three limited service offices located in Central and Southwest Arkansas and two full service offices in Southeast Oklahoma. Heritage has five branches in Jonesboro, Arkansas, including its home office, as well as four additional full service branches in Northeast Arkansas. The Banks are community oriented financial institutions providing a broad line of financial products to individuals and business customers.

The Banks offer a wide range of retail and business deposit accounts, including noninterest bearing and interest bearing checking accounts, savings and money market accounts, certificates of deposit, and individual retirement accounts. Loan products offered by the Banks include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. Other financial services include automated teller machines; 24-hour telephone banking; online banking, including account access, bill payment, and e-statements; mobile banking, including remote deposit capture and funds transfer; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

2014 SECOND QUARTER OVERVIEW

Effective June 3, 2014, the Company changed its name from First Federal Bancshares of Arkansas, Inc. to Bear State Financial, Inc.

On June 13, 2014, the Company completed its previously-announced acquisition of First National Security Company (“FNSC”) whereby FNSC merged with and into the Company in a transaction valued at approximately $124.4 million. In connection with the merger, former FNSC stockholders received in the aggregate 6,252,400 shares of Company common stock, valued at approximately $50.4 million and $74 million in cash in exchange for 100% of the outstanding shares of FNSC common stock. The Company paid $50 million of the total cash consideration and FNSC paid $24 million of the total cash consideration to its stockholders from funds it received immediately prior to the closing of the acquisition from its subsidiary bank, First National Bank. The acquisition expanded the Company’s market into Northeast and Southwest Arkansas and further diversified the Company’s loan, customer and deposit base. The Company’s results of operations for the three and six months ended June 30, 2014 includes results of operations for FNB and Heritage for the period from June 14 through June 30, 2014.

The Company’s net loss was $2.9 million and $3.2 million for the three and six months ended June 30, 2014, respectively, compared to net income of $84,000 and $387,000 for the same periods in 2013. The decrease in net income for the comparative period was due to increases in operating expenses, primarily related to salaries and employee benefits, real estate owned and acquisition related expenses.

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

Determination of the adequacy of the allowance for loan and lease losses. In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding market conditions and their impact on the loan portfolio. In the event the economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan and lease losses. For impaired loans that are collateral dependent and for real estate owned, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

Acquired loan amounts deemed uncollectible at acquisition date become part of the fair value calculation and are excluded from the ALLL. Following acquisition, a regular review will be completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related ALLL, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded.

Acquired Loans. Acquired loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. The fair value adjustment on acquired loans without evidence of credit deterioration since origination will be accreted into earnings as a yield adjustment using the level yield method over the remaining life of the loan.

Acquired loans and leases with evidence of credit deterioration since origination such that it is probable at acquisition that the bank will be unable to collect all contractually required payments are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of the acquisition date, the difference between contractually required payments and the cash flows expected to be collected is the nonaccretable difference, which is included as a reduction of the carrying amount of acquired loans and leases. If the timing and amount of the future cash flows is reasonably estimable, any excess of cash flows expected at acquisition over the estimated fair value is the accretable yield and is recognized in interest income over the asset's remaining life using a level yield method.

Goodwill and other intangible assets. The Company accounts for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer's balance sheet as goodwill. An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Intangible assets are identifiable assets, such as core deposit intangibles, resulting from acquisitions which are amortized on a straight-line basis over an estimated useful life and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Goodwill is not amortized but is evaluated at least annually for impairment or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and implied fair value of the reporting unit's goodwill will be determined. If the implied fair value of the reporting unit's goodwill is lower than its carrying amount, goodwill is impaired and is written down to the implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

Valuation of real estate owned. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. The estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

Valuation of investment securities. The Company has classified all of its investment securities as available for sale. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders’ equity with any related changes included in accumulated other comprehensive income (loss). The Company utilizes independent third parties as its principal sources for determining fair value of its investment securities that are measured on a recurring basis. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. The fair values of the Company’s investment securities traded in both active and inactive markets can be volatile and may be influenced by a number of factors including market interest rates, prepayment speeds, discount rates, credit quality of the issuer, general market conditions including market liquidity conditions and other factors. Factors and conditions are constantly changing and fair values could be subject to material variations that may significantly impact the Company’s financial condition, results of operations and liquidity.

Valuation of deferred tax assets. We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We evaluate our deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Net Income. The Company recorded a net loss of $2.9 million for the three months ended June 30, 2014 compared to net income of $84,000 for the three months ended June 30, 2013. The Company recorded a net loss of $3.2 million for the six months ended June 30, 2014 compared to net income of $387,000 for the six months ended June 30, 2013.

The decrease in net income for the comparative periods was due to increases in operating expenses, primarily related to salaries and employee benefits, real estate owned and acquisition related expenses, partially offset by an increase in net interest income. During the second quarter, the Company elected to retire certain pension liabilities of the Company’s multiemployer defined benefit plan resulting in a charge of $2.9 million.  This election will improve the funded status of the plan and is expected to result in a significant reduction of the Company’s annual pension expense. Additionally, during the second quarter, the Company performed a review of its REO properties and made a decision to more aggressively market certain properties. This review resulted in a $618,000 REO loss provision during the second quarter of 2014. Finally, the Company incurred acquisition related charges in the second quarter of 2014 of approximately $392,000.

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income for the second quarter of 2014 was $5.3 million, compared to $3.6 million for the same period in 2013. Net interest income for the six months ended June 30, 2014 was $9.2 million, compared to $7.3 million for the same period in 2013. The increase in net interest income for the three and six month comparison periods resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for the second quarter of 2014 was $6.6 million compared to $4.5 million for the same period in 2013. Interest income for the six months ended June 30, 2014 was $11.3 million compared to $9.0 million for the same period in 2013. The increase in interest income for the three and six months ended June 30, 2014 compared to the comparable period in 2013 was primarily related to increases in the average balances of loans receivable and investment securities and yields earned on loans receivable and other investments as a result of the acquisition of FNSC. Interest income of the Company attributable to FNB and Heritage for the three and six months ended June 30, 2014 amounted to $1.6 million.

Interest Expense.   Interest expense for the second quarter of 2014 was $1.1 million compared to $830,000 for the same period in 2013. Interest expense for the six months ended June 30, 2014 was $1.9 million compared to $1.7 million for the same period in 2013. The increase in interest expense for the three and six months ended June 30, 2014 compared to the comparable period in 2013 was primarily due to an increase in the average balance of deposit accounts, which balances substantially increased following the acquisition of FNSC. Interest expense of the Company attributable to FNB and Heritage for the three and six months ended June 30, 2014 amounted to $80,000.

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

	Three Months Ended June 30,
	2014 vs. 2013
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$1,741	$98	$43	$1,882
Investment securities	357	(50)	(51)	256
Other interest-earning assets	(45)	27	(9)	(27)
Total interest-earning assets	2,053	75	(17)	2,111

Interest expense:
Deposits	274	(80)	(27)	167
Other borrowings	56	(1)	(2)	53
Total interest-bearing liabilities	330	(81)	(29)	220
Net change in net interest income	$1,723	$156	$12	$1,891

	Six Months Ended June 30,
	2014 vs. 2013
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$2,289	$(276)	$(78)	$1,935
Investment securities	493	(54)	(38)	401
Other interest-earning assets	(110)	93	(38)	(55)
Total interest-earning assets	2,672	(237)	(154)	2,281

Interest expense:
Deposits	319	(108)	(21)	190
Other borrowings	67	(1)	(4)	62
Total interest-bearing liabilities	386	(109)	(25)	252
Net change in net interest income	$2,286	$(128)	$(129)	$2,029

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$505,754	$5,852	4.64%	$351,591	$3,970	4.54%
Investment securities(2)	101,562	605	2.39	50,225	349	2.80
Other interest-earning assets	58,220	111	0.76	86,287	138	0.64
Total interest-earning assets	665,536	6,568	3.96	488,103	4,457	3.67
Noninterest-earning assets	83,431			51,625
Total assets	$748,967			$539,728
Interest-bearing liabilities:
Deposits	$587,429	984	0.67	$439,927	817	0.75
Other borrowings	15,209	66	1.74	2,862	13	1.77
Total interest-bearing liabilities	602,638	1,050	0.70	442,789	830	0.75
Noninterest-bearing deposits	56,988			23,046
Noninterest-bearing liabilities	2,728			2,146
Total liabilities	662,354			467,981
Stockholders' equity	86,613			71,747
Total liabilities and stockholders' equity	$748,967			$539,728

Net interest income		$5,518			$3,627
Net earning assets	$62,898			$45,314
Interest rate spread			3.26%			2.92%
Net interest margin			3.33%			2.98%
Ratio of interest-earning assets to Interest-bearing liabilities			110.44%			110.23%

   (1) Includes nonaccrual loans.

   (2) Includes FHLB of Dallas and Federal Reserve Bank stock.

	Six Months Ended June 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$454,757	$9,986	4.43%	$354,072	$8,051	4.59%
Investment securities(2)	86,625	1,117	2.60	51,311	716	2.81
Other interest-earning assets	47,340	216	0.92	79,896	271	0.68
Total interest-earning assets	588,722	11,319	3.88	485,279	9,038	3.76
Noninterest-earning assets	64,461			51,983
Total assets	$653,183			$537,262
Interest-bearing liabilities:
Deposits	$522,214	1,853	0.72	$438,243	1,663	0.77
Other borrowings	10,592	88	1.68	2,966	26	1.77
Total interest-bearing liabilities	532,806	1,941	0.74	441,209	1,689	0.77
Noninterest-bearing deposits	38,752			22,581
Noninterest-bearing liabilities	2,417			2,467
Total liabilities	573,975			466,257
Stockholders' equity	79,208			71,005
Total liabilities and stockholders' equity	$653,183			$537,262

Net interest income		$9,378			$7,349
Net earning assets	$55,916			$44,070
Interest rate spread			3.14%			2.99%
Net interest margin			3.21%			3.05%
Ratio of interest-earning assets to Interest-bearing liabilities			110.49%			109.99%

   (1) Includes nonaccrual loans.

   (2) Includes FHLB of Dallas and Federal Reserve Bank stock.

The Company’s net interest margin increased primarily as a result of an increase in yields on loans receivable resulting from loans acquired in the FNSC transaction.

Provision for Loan Losses. The provision for loan losses represents the amount added to the allowance for loan and lease losses (“ALLL”) for the purpose of maintaining the ALLL at a level considered adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The adequacy of the ALLL is evaluated quarterly by management of the Banks based on the Banks’ past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and other qualitative factors.

Management determined that a provision for loan losses of $230,000 was required for the three and six months ended June 30, 2014, primarily due to loans originated during the period subsequent to the acquisition date by FNB and Heritage offset by decreases in nonperforming and classified loans and continued improvement in First Federal’s loan portfolio and ALLL coverage of nonaccrual loans. The ALLL as a percentage of loans receivable was 1.2% at June 30, 2014, compared to 3.3% at December 31, 2013. The ALLL as a percentage of nonaccrual loans was 134.7% at June 30, 2014, compared to 106.5% at December 31, 2013. The ALLL as a percentage of classified loans was 53.4% at June 30, 2014, compared to 86.1% at December 31, 2013. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. No provision was made for any loans acquired in the acquisition of FNSC. Rather, such acquired loans are carried at fair value as of the date of acquisition on the Company’s balance sheet. In the coming months, a regular review will be completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $1.8 million for the three months ended June 30, 2014 increased from $1.3 million for the same period in 2013. Total noninterest income of $3.0 million for the six months ended June 30, 2014 increased from $2.6 million for the same period in 2013. The increase in the three and six month comparison periods was primarily due to an increase in the number of loans sold and the average profit on loans held for sale. First Federal sold 234 loans in the secondary market during the six month period ended June 30, 2014 compared to 184 loans during the six month period ended June 30, 2013. Noninterest income of the Company attributable to FNB and Heritage for the three and six months ended June 30, 2014 amounted to $270,000.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense, real estate owned expense, and other operating expense. Total noninterest expense increased $5.1 million or 105.2% during the second quarter of 2014 compared to the second quarter of 2013. Total noninterest expense increased $5.8 million or 60.7% during the six months ended June 30, 2014 compared to the same period in 2013. The variances in certain noninterest expense items are further explained in the following paragraphs, with the aggregate expense increase for the three and six month comparison periods being primarily related to the increase in employee compensation expense, an increase in loss provision on other real estate owned for the three and six month comparison periods, and expenses related to the acquisition of FNSC. Noninterest expense of the Company attributable to FNB and Heritage for the three and six months ended June 30, 2014 amounted to $757,000.

Salaries and Employee Benefits. Salaries and employee benefits increased $3.7 million and $4.1 million for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. The increase in the three and six month comparison periods was primarily due to the Company’s election in the second quarter of 2014 to retire certain pension liabilities of the Company’s multiemployer defined benefit plan resulting in a charge of $2.9 million.  This election will improve the funded status of the plan and is expected to result in a significant reduction of the Company’s annual pension expense. Additionally, the increase in the salaries and benefits of employees related to the merger with FNSC totaled $465,000 for the three and six months ended June 30, 2014. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Salaries	$3,015	$2,327	$688	$5,465	$4,475	$990
Payroll taxes	241	191	50	527	433	94
Insurance	127	131	(4)	258	259	(1)
401(k) plan expenses	47	4	43	86	8	78
Defined benefit plan	3,055	110	2,945	3,208	218	2,990
Stock compensation	110	53	57	196	96	100
Other	(55)	(12)	(43)	(138)	(7)	(131)
Total	$6,540	$2,804	$3,736	$9,602	$5,482	$4,120

Real estate owned, net. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Loss provisions	$618	$33	$585	$860	$176	$684
Net gain on sales	(62)	(43)	(19)	(142)	(374)	232
Rental income	(44)	(26)	(18)	(96)	(63)	(33)
Taxes and insurance	33	25	8	69	93	(24)
Other	46	56	(10)	117	117	--
Total	$591	$45	$546	$808	$(51)	$859

During the second quarter of 2014, the Company performed a review of its REO properties and made a decision to more aggressively market certain properties, resulting in a $618,000 REO loss provision. The decrease in gains on sales of REO is due to a decrease in sales of REO in the six months of 2014 compared to the same period in 2013 due to an overall continued decrease in REO balances during the periods. Real estate owned expenses such as taxes, insurance and maintenance as well as rental income are expected to continue to decline as the size of the REO portfolio decreases. Future levels of loss provisions and net gains or losses on sales of real estate owned will depend on market conditions. The acquisition of FNSC had no material impact on real estate owned, net.

Other Noninterest Expenses. The increases in other noninterest expenses during the three and six months ended June 30, 2014 compared to the same periods in 2013 of $758,000 and $762,000, respectively, were primarily related to expenses related to the acquisition of FNSC of approximately $392,000 recognized during the second quarter of 2014. On July 31, 2014, the Company, through its subsidiary banks, executed contracts with its data processing service provider which provided for a termination fee of $2.4 million related to converting FNB and Heritage to the Company’s data processing platform. The Company also expects to negotiate a termination fee of approximately $630,000 with one of its other data processing providers in the third quarter of 2014. These termination fees are expected to be recorded as noninterest expenses in the third quarter of 2014.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
FDIC insurance	$125	$170	$(45)	$245	$341	$(96)
Data processing	563	397	166	982	733	249
Professional fees	235	151	84	430	410	20
Advertising and public relations	198	74	124	301	144	157
Postage and supplies	119	108	11	210	217	(7)
Other	944	526	418	1,492	1,053	439
Total	$2,184	$1,426	$758	$3,660	$2,898	$762

Income Taxes. The Company had no taxable income for the three or six months ended June 30, 2014 or 2013 and recorded a valuation allowance for the full amount of its net deferred tax asset as of June 30, 2014 and December 31, 2013, respectively.

LENDING ACTIVITIES

Loans Receivable. Changes in loan composition between June 30, 2014 and December 31, 2013, are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase
	2014	2013	(Decrease)	% Change

One- to four-family residential	$303,517	$129,308	$174,209	134.7%
Multifamily residential	44,679	25,773	18,906	73.4
Nonfarm nonresidential	346,169	168,902	177,267	105.0
Farmland	48,710	2,663	46,047	1,729.1
Construction and land development	94,084	23,891	70,193	293.8
Total real estate loans	837,159	350,537	486,622	138.8

Commercial	142,058	29,033	113,025	389.3

Consumer	32,171	4,368	27,803	636.5

Total loans receivable	1,011,388	383,938	627,450	163.4
Unearned discounts and net deferred loan costs	(104)	(78)	(26)	33.3
Allowance for loan and lease losses	(12,392)	(12,711)	319	(2.5)

Loans receivable, net	$998,892	$371,149	$627,743	169.1%

Total loans receivable increased $627.5 million to $1.0 billion at June 30, 2014, compared to $383.9 million at December 31, 2013. The increase in total loans receivable was primarily due to the acquisition of FNSC which increased the Company’s consolidated total loans receivable by $605.9 million. The remaining increase in the Company’s consolidated loan portfolio was due to an increase in loan originations by First Federal of commercial, nonfarm nonresidential and multifamily loans.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated (dollars in thousands).

	June 30, 2014		December 31, 2013
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$4,273	0.30%	$4,258	0.77%	$15
Nonfarm nonresidential	3,209	0.23%	4,057	0.75%	(848)
Farmland	752	0.05%	782	0.15%	(30)
Construction and land development	622	0.04%	2,467	0.44%	(1,845)
Commercial	321	0.02%	350	0.06%	(29)
Consumer	24	--	24	0.01%	--

Total nonaccrual loans	9,201	0.64%	11,938	2.18%	(2,737)

Accruing loans 90 days or more past due	--	--	--	--	--

Real estate owned	6,226	0.43%	8,627	1.57%	(2,401)

Total nonperforming assets	15,427	1.07%	20,565	3.75%	(5,138)
Performing restructured loans	574	0.03%	494	0.09%	80

Total nonperforming assets and performing restructured loans (1)	$16,001	1.10%	$21,059	3.84%	$(5,058)

(1)

The table does not include substandard loans which were judged not to be impaired totaling $13.6 million at June 30, 2014 and $2.9 million at December 31, 2013 or acquired ASC 310-30 purchased credit impaired loans which are considered performing at June 30, 2014.

(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

The decrease in nonperforming assets at June 30, 2014 compared to December 31, 2013, was primarily due to sales of real estate owned of $2.4 million and net cash payments on nonaccrual loans of $2.2 million during the six months ended June 30, 2014.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	June 30, 2014		December 31, 2013		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$751	8.1%	$1,043	8.7%	$(292)	(0.6)%
Over 90 days past due	3,520	38.3	6,308	52.8	(2,788)	(14.5)
30-89 days past due	670	7.3	637	5.3	33	2.0
Not past due	4,260	46.3	3,950	33.2	310	13.1
	$9,201	100.0%	$11,938	100.0%	$(2,737)	--

The following table presents nonaccrual loan activity for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Balance of nonaccrual loans—beginning of period	$11,938	$18,824
Loans added to nonaccrual status	1,277	1,663
Net cash payments	(2,220)	(3,644)
Loans returned to accrual status	(403)	(296)
Charge-offs to the ALLL	(444)	(1,597)
Transfers to REO	(947)	(1,223)

Balance of nonaccrual loans—end of period	$9,201	$13,727

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2013 and June 30, 2014 are presented in the following table (dollars in thousands).

	December 31, 2013	Additions(1)	Fair Value Adjustments	Net Sales Proceeds	Net Gain (Loss)	June 30, 2014
One- to four-family residential	$1,517	$30	$(90)	$(355)	$34	$1,136
Land	4,688	746	(499)	(1,731)	55	3,259
Nonfarm nonresidential	2,422	80	(271)	(453)	53	1,831
Total	$8,627	$856	$(860)	$(2,539)	$142	$6,226

(1)	Additions include $69,000 of real estate owned acquired in the FNSC acquisition in the second quarter of 2014.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of June 30, 2014 and December 31, 2013, the Banks did not have any assets classified as doubtful or loss.  The table below summarizes the Banks’ classified assets as of the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Nonaccrual loans	$9,201	$11,938	$13,727
Accruing classified loans	13,646	2,827	4,543
Classified loans	22,847	14,765	18,270
Real estate owned	6,226	8,627	11,967

Total classified assets	$29,073	$23,392	$30,237
Texas Ratio (1)	12.7%	24.8%	30.9%
Classified Assets Ratio (2)	24.0%	28.0%	36.3%

(1)	Defined as the ratio of nonaccrual loans and real estate owned to Tier 1 capital plus the allowance for loan and lease losses.
(2)	Defined as the ratio of total classified assets to Tier 1 capital plus the allowance for loan and lease losses.

The increase in classified assets during the three and six months ended June 30, 2014, was primarily due to loans acquired in the FNSC merger, partially offset by sales of real estate owned and net cash payments on nonaccrual loans.

Allowance for Loan and Lease Losses. The Banks maintain an allowance for loan and lease losses for known and inherent losses determined by ongoing quarterly assessments of the loan portfolio. The estimated appropriate level of the ALLL is maintained through a provision for loan losses charged to earnings. Charge-offs are recorded against the ALLL when management believes the estimated loss has been confirmed. Subsequent recoveries, if any, are credited to the ALLL.

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

The ALLL represents management’s estimate of incurred credit losses inherent in the Banks’ loan portfolios as of the balance sheet date. The estimation of the ALLL is based on a variety of factors, including past loan loss experience, the current credit profile of the Banks’ borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and general economic conditions, including unemployment, bankruptcy trends, vacancy rates and the level and trend of home sales and prices. Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

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

Acquired loan amounts deemed uncollectible at acquisition date become part of the fair value calculation and are excluded from the ALLL. Following acquisition, a regular review will be completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related ALLL, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded.

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

The Banks consider their consolidated ALLL totaling approximately $12.4 million to be appropriate based on evaluations of the management of the Banks of their respective loan portfolios and the losses inherent in those loan portfolios as of June 30, 2014. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the allowance for loan and lease losses and other selected statistics for the periods indicated.

	Six Months Ended June 30,
	2014	2013
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,011,388	$345,005
Average loans outstanding	$454,757	$354,072
Allowance at beginning of period	$12,711	$15,676
Charge-offs:
One- to four-family residential	(8)	(747)
Multifamily residential	--	(876)
Nonfarm nonresidential	(115)	(1,008)
Farmland	--	--
Construction and land development	(444)	(115)
Commercial	(27)	(380)
Consumer (1)	(68)	(76)
Total charge-offs	(662)	(3,202)
Recoveries:
One- to four-family residential	21	53
Multifamily residential	--	--
Nonfarm nonresidential	10	500
Farmland	--	--
Construction and land development	44	107
Commercial	2	74
Consumer (1)	36	41
Total recoveries	113	775
Net charge-offs	(549)	(2,427)
Total provisions for losses	230	--
Allowance at end of period	$12,392	$13,249

Allowance for loan and lease losses as a percentage of total loans outstanding at end of period	1.2%	3.8%

Net loans charged-off as a percentage of average loans outstanding	0.2%	1.4%

Allowance for loan and lease losses to nonaccrual loans	134.7%	96.5%

(1)      Consumer loan charge-offs include overdraft charge-offs of $53,000 and $58,000 for the six months ended June 30, 2014 and 2013, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $24,000 and $33,000 for the six months ended June 30, 2014 and 2013, respectively.

The following table presents, on a consolidated basis, the allocation of the Banks’ ALLL by the type of loan at each of the dates indicated as well as the percentage of loans in each category to total loans receivable. These allowance amounts have been computed using the Banks’ internal models. The amounts shown are not necessarily indicative of the actual future losses that may occur within a particular category.

	June 30,
	2014		2013
	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$4,490	30.00%	$6,151	40.33%
Multifamily residential	1,030	4.42	580	5.73
Nonfarm nonresidential	3,910	34.27	4,435	43.75
Farmland	282	4.81	273	0.66
Construction and land development	868	9.31	940	3.47
Commercial	1,721	14.02	662	4.61
Consumer	91	3.17	208	1.45
Total	$12,392	100.00%	$13,249	100.00%

The decrease in the allowance for loan and lease losses from $13.2 million as of June 30, 2013 to $12.4 million as of June 30, 2014 was primarily related to a decrease in specific allowances primarily due to an improvement in the credit quality of the loan portfolio as well as a decrease in the overall historical net charge-off rate. The allowance for loan and lease losses remains at an elevated level due to the level of nonperforming loans and estimated inherent losses remaining in First Federal’s loan portfolio as the Company continues its efforts to reduce nonperforming assets.

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities available for sale (dollars in thousands).

	June 30, 2014	December 31, 2013	Increase (Decrease)

U.S. Government agencies	$122,740	$--	$122,740
Municipal securities	49,140	41,924	7,216
Mortgage-backed securities	37,844	28,904	8,940
Corporate debt securities	3,833	--	3,833
Total	$213,557	$70,828	$142,729

The increase is due to the acquisition of FNSC which held $138.1 million of investments at the time of the acquisition. The overall yield of the investment portfolio was 1.56% as of June 30, 2014 compared to 2.86% at December 31, 2013.

DEPOSITS

Changes in the composition of deposits between June 30, 2014 and December 31, 2013, are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase
	2014	2013	(Decrease)	% Change

Checking accounts	$538,312	$127,764	$410,548	321.33%
Money market accounts	108,033	45,153	62,880	139.26
Savings accounts	114,096	30,150	83,946	278.43
Certificates of deposit	470,973	266,658	204,315	76.62

Total deposits	$1,231,414	$469,725	$761,689	162.16%

Total deposits increased in the comparison period primarily due to the acquisition of FNSC, with $740.1 million of the Company’s total deposits at June 30, 2014 being attributed to the FNSC acquisition. The remaining increase of $21.5 million in First Federal deposits was primarily in certificates of deposit (“CDs”) due to an increase in new CDs opened in the period. The Banks manage the pricing of their deposits to maintain deposit balances commensurate with their overall balance sheet management and liquidity position.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business and to meet the needs of its customers, the Banks are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments could involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of financial condition.

The Banks do not use financial instruments with off-balance sheet risk as part of their asset/liability management program or for trading purposes. The Banks’ exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The funding period for construction loans is generally six to eighteen months and commitments to originate mortgage loans are generally outstanding for no more than 60 days.

In the normal course of business, the Banks make commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

■	the origination, purchase or sale of loans; and
■	the fulfillment of commitments under letters of credit, extensions of credit on lines of credit, construction loans, and under predetermined overdraft protection limits.

At June 30, 2014, the Banks’ off-balance sheet arrangements principally included lending commitments, which are described below. At June 30, 2014, the Company had no interests in non-consolidated special purpose entities.

At June 30, 2014, commitments included:

■	total approved loan origination commitments outstanding amounting to $76.9 million, including approximately $2.5 million of loans committed to sell;
■	rate lock agreements with customers of $11.4 million, all of which have been locked with an investor;
■	funded mortgage loans committed to sell of $8.9 million;
■	unadvanced portion of construction loans of $29.9 million;
■	unused lines of credit of $93.4 million;
■	outstanding standby letters of credit of $3.9 million; and
■	total predetermined overdraft protection limits of $16.0 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $11.4 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at June 30, 2014.

Historically, a very small percentage of predetermined overdraft limits have been used. At June 30, 2014, overdrafts of accounts with Bounce Protection™ represented usage of 2.96% of the limit.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds for the Company is the receipt of dividends from its subsidiary banks, the receipt of management fees from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in banking laws and regulations.

The Company’s primary uses of cash include injecting capital into subsidiaries, stock repurchases, debt service requirements, and paying for general operating expenses. The Company had a cash balance of $1.2 million at June 30, 2014.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funding and access to sources of funding to ensure that cash flow requirements for deposit withdrawals and credit demands are met in an orderly and timely manner without unduly penalizing profitability. A major component of our overall asset/liability management efforts surrounds pricing of the liability side to ensure adequate liquidity and proper spread and interest margin management. Reliance on any one funding source is kept to a minimum by prioritizing those sources in terms of both availability and time to activation.

In order to maintain proper levels of liquidity, the subsidiary banks have several sources of funds available. Generally the subsidiary banks rely on cash on hand and due from banks, fed funds sold, cash flow generated by the repayment of principal and interest and loans and securities and deposits as its primary sources of funds. Commercial, consumer and public funds customers in our local markets are the principal deposit sources utilized. The subsidiary banks use those local market deposits, along with secondary sources of funding including FHLB Advances, federal funds purchased, FRB borrowings and other alternative funding sources to fund continuing operations, make loans and leases, acquire investment securities and other assets.

At June 30, 2014, the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four options for its subsidiary banks: (1) $283.8 million of available blanket borrowing capacity with the FHLB-Dallas, (2) $112.3 million of investment securities available to pledge for federal funds or other borrowings, (3) $117.9 million of available unsecured federal funds borrowing lines and (4) up to $9 million of available borrowing capacity from borrowing programs of the FRB. In addition, at June 30, 2014, the Company had available borrowing capacity of $1.25 million with an unaffiliated bank.

At June 30, 2014, the Company’s and the Banks’ overall liquidity ratio was approximately 14.3% which represents liquid assets as a percent of deposits and borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 45.8%, which represents liquid assets plus borrowing capacity at the FHLB, FRB and correspondent banks as a percentage of deposit and borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities, and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy our current operations of the Company and the subsidiary banks.

At June 30, 2014, the Company’s core, tier 1 and total risk-based capital ratios amount to 7.54%, 10.31% and 10.85%, respectively, compared to capital adequacy requirements of 4%, 4% and 8%. See Note 16 to the Consolidated Financial Statements for more information about the Company’s and the Banks’ capital requirements and ratios.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and information relating to the Company and its subsidieary banks that are based on the beliefs of management as well as assumptions made by and information currently available to management. As used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company, its subsidiary banks or the management thereof, are intended to identify forward-looking statements.

The statements presented herein with respect to, among other things, the Company’s or any of the Banks’ plans, objectives, expectations and intentions, anticipated changes in noninterest expenses in future periods (including changes as a result of the merger with FNSC and the continued evaluation of the fair value adjustments presented), changes in earnings, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, asset, and earnings growth, growth in new and existing customer relationships, our intentions with respect to our investment securities, and financial and other goals and plans are forward looking.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

MARKET RISK MANAGEMENT

Market risk arises from changes in interest rates.  We have risk management policies to monitor and limit exposure to market risk.  In asset and liability management activities, policies designed to minimize structural interest rate risk are in place.  The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

INTEREST RATE SENSITIVITY

Interest rate risk represents the potential impact of interest rate changes on net income and capital resulting from mismatches in repricing opportunities of assets and liabilities over a period of time.  A number of tools are used to monitor and manage interest rate risk, including simulation models and interest sensitivity gap analysis.  Management uses simulation models to estimate the effects of changing interest rates and various balance sheet strategies on the level of the Company’s net income and capital.  As a means of limiting interest rate risk to an acceptable level, management may alter the mix of floating and fixed-rate assets and liabilities, change pricing schedules on assets and liabilities and manage investment maturities during future security purchases.

The simulation model incorporates management’s assumptions regarding the level of interest rates or balance changes for indeterminate maturity deposits for a given level of market rate changes.  These assumptions have been developed through anticipated pricing behavior.  Key assumptions in the simulation models include the relative timing of prepayments, cash flows and maturities.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of a change in interest rates on net income or capital.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

As of June 30, 2014, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.8% and 6.1%, respectively, relative to the base case over the next twelve months and decreases in interest rates of 100 basis points would result in a positive variance in net interest income of 0.2% relative to the base case over the next twelve months.  The likelihood of a decrease in interest rates as of June 30, 2014 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

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

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. On June 13, 2014, we completed the acquisition of FNSC, and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting during the second quarter of 2014 to include the operations of FNSC. Otherwise, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.      Legal Proceedings

Neither the Company nor the Banks are a party to or involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.     Risk Factors

The Company may fail to realize the anticipated cost savings or any other benefits from the acquisition of FNSC.

The Company pursued the acquisition of FNSC with the expectation that the merger would result in benefits to the Company, including cost savings. Although the Company estimates that it will realize cost savings of approximately $500,000 annually (excluding one-time costs and expenses associated with the acquisition) from the merger, it is possible that the estimates of the potential cost savings could be incorrect. For example, future business developments may require the Company to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. The cost savings estimates also depend on the Company’s ability to combine the acquired businesses with the Company’s existing operations in a manner that permits those costs savings to be realized. If the estimates turn out to be incorrect or the Company is not able to combine the two companies successfully, the anticipated cost savings may not be fully or partially realized, or may take longer to realize than expected.

Integrating the operations of FNSC may be more difficult, costly or time-consuming than expected, and failure to do so quickly and efficiently could reduce the Company’s profitability, affect its stock price and either delay or prevent realization of many of the potential benefits of the merger.

If the Company is not able to integrate its existing business with the operations of FNSC efficiently and timely, the expected benefits of the merger may not be realized. It is possible that the integration process could result in the loss of key employees, disruption of each bank’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with the Company’s or FNSC’s existing customers and employees or to achieve the anticipated benefits of the merger. As with any merger of banking institutions, there also may be business disruptions that cause the Company and FNSC to lose customers. The Company may be required to spend additional time and money on operating compatibility, which could otherwise be spent on developing the Company’s business. If the Company does not integrate the operations of FNSC effectively or efficiently, it could harm the Company’s business, financial condition and results of operations.

Item 6.     Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR STATE FINANCIAL, INC.

Date:	August 14, 2014	By:	/s/ Richard N. Massey
Richard N. Massey
Chief Executive Officer

Date:	August 14, 2014	By:	/s/ Matt Machen
Matt Machen
Chief Financial Officer

Bear State Financial, Inc.

Exhibit Index

Exhibit No.	Description

2.1

Agreement and Plan of Merger by and between Bear State Financial, Inc. (formerly known as First Federal Bancshares of Arkansas, Inc.) and First National Security Company, dated July 1, 2013 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2013). (1)

2.2	List of Schedules to the Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2013).
3.1

Amended and Restated Articles of Incorporation of Bear State Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2011).

3.2	Amended and Restated Bylaws of Bear State Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2011).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)

Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this Agreement have not been filed with this exhibit. The schedules contain various items related to the business of and the representations and warranties made by the Company and FNSC. The Registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.