Form 10-Q
period 2014-09-30
BEAR STATE FINANCIAL, INC.
filed 2014-11-07
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 5, 2014, there were issued and outstanding 30,030,344 shares of the Registrant's Common Stock, par value $.01 per share.

BEAR STATE FINANCIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$87,586	$23,970
Federal funds sold	10,250	--
Interest-bearing time deposits in banks	14,660	24,118
Investment securities available for sale	190,376	70,828
Other investment securities, at cost	7,104	457
Loans receivable, net of allowance of $12,964 and $12,711, respectively	1,049,867	371,149
Loans held for sale	7,539	4,205
Accrued interest receivable	5,045	1,473
Real estate owned - net	5,542	8,627
Office properties and equipment - net	48,982	18,769
Cash surrender value of life insurance	43,132	23,811
Goodwill	25,801	--
Core deposit intangible - net	7,494	--
Deferred tax asset, net	20,426	--
Prepaid expenses and other assets	4,583	1,465

TOTAL	$1,528,387	$548,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest bearing deposits	$169,962	$19,427
Interest bearing deposits	1,107,344	450,298
Total deposits	1,277,306	469,725
Short term borrowings	12,081	--
Other borrowings	69,302	5,941
Other liabilities	4,279	2,019

Total liabilities	1,362,968	477,685

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—5,000,000 shares authorized; none issued at September 30, 2014 and December 31, 2013	--	--
Common stock, $0.01 par value—100,000,000 and 30,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 30,030,344 and 20,041,497 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	300	200
Additional paid-in capital	166,434	92,740
Accumulated other comprehensive income (loss)	479	(467)
Accumulated deficit	(1,794)	(21,286)

Total stockholders’ equity	165,419	71,187

TOTAL	$1,528,387	$548,872

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
INTEREST INCOME:
Loans receivable	$15,390	$4,033	$25,381	$12,084
Investment securities:
Taxable	415	146	952	256
Nontaxable	313	290	894	896
Other	105	110	321	381
Total interest income	16,223	4,579	27,548	13,617

INTEREST EXPENSE:
Deposits	1,320	814	3,174	2,477
Other borrowings	247	11	334	37

Total interest expense	1,567	825	3,508	2,514

NET INTEREST INCOME	14,656	3,754	24,040	11,103

PROVISION FOR LOAN LOSSES	600	--	830	--

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,056	3,754	23,210	11,103

NONINTEREST INCOME:
Net gain on sales of investment securities	30	25	30	25
Deposit fee income	1,956	780	3,445	2,352
Earnings on life insurance policies	349	205	758	603
Gain on sale of loans	968	267	1,923	726
Other	328	142	497	307
Total noninterest income	3,631	1,419	6,653	4,013

NONINTEREST EXPENSES:
Salaries and employee benefits	6,261	2,836	15,795	8,232
Net occupancy expense	1,569	583	2,850	1,809
Real estate owned, net	650	133	1,458	82
FDIC insurance	249	139	494	480
Amortization of intangible assets	157	--	183	--
Data processing	4,177	376	5,159	1,108
Professional fees	213	108	644	518
Advertising and public relations	494	71	795	215
Postage and supplies	263	91	466	308
Other	1,291	682	2,839	1,823

Total noninterest expenses	15,324	5,019	30,683	14,575

INCOME (LOSS) BEFORE INCOME TAXES	2,363	154	(820)	541

INCOME TAX PROVISION (BENEFIT)	(20,312)	11	(20,312)	11

NET INCOME	$22,675	$143	$19,492	$530

Basic earnings per common share	$0.76	$0.01	$0.81	$0.03

Diluted earnings per common share	$0.75	$0.01	$0.79	$0.03

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net income	$22,675	$143	$19,492	$530
Other comprehensive income (loss):
Unrealized holding (losses) gains arising during the period	(27)	299	1,272	(633)
Less: reclassification adjustments for realized gain included in net income	(30)	(25)	(30)	(25)
Other comprehensive income (loss), before tax effect	(57)	274	1,242	(658)
Tax effect	(296)	--	(296)	--
Other comprehensive income (loss)	(353)	274	946	(658)
COMPREHENSIVE INCOME (LOSS)	$22,322	$417	$20,438	$(128)

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands, except share data)

(Unaudited)

	Issued Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
BALANCE – January 1, 2014	20,041,497	$200	$92,740	$(467)	$(21,286)	$71,187

Net income	--	--	--	--	19,492	19,492
Other comprehensive income	--	--	--	946	--	946
Shares issued – merger with FNSC, net of issuance costs of approximately $542	6,252,400	63	49,789	--	--	49,852
Shares issued – private placement	2,531,646	25	19,975	--	--	20,000
Shares issued – warrant exercises	1,196,667	12	3,578	--	--	3,590
Shares issued – option exercises	3,600	--	24	--	--	24
Shares issued – restricted stock unit vesting	4,534	--	--	--	--	--
Stock compensation	--	--	328	--	--	328

BALANCE – September 30, 2014	30,030,344	$300	$166,434	$479	$(1,794)	$165,419

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

OPERATING ACTIVITIES:
Net income	$19,492	$530
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	830	--
Provision for real estate losses	1,513	577
Deferred tax provision (benefit)	(773)	(621)
Deferred tax valuation allowance	(19,539)	621
Net amortization (accretion) of investment securities	111	(6)
Federal Home Loan Bank stock dividends	(6)	--
Gain on sale of fixed assets, net	(12)	(42)
Gain on sale of real estate owned, net	(188)	(690)
Gain on sale of investment securities, net	(30)	(25)
Originations of loans held for sale	(73,423)	(37,534)
Proceeds from sales of loans held for sale	73,682	38,732
Gain on sale of loans originated to sell	(1,923)	(726)
Depreciation	1,524	1,038
Amortization of deferred loan costs, net	65	83
Accretion of purchased loans, net	(2,927)	--
Amortization of other intangible assets	183	--
Stock compensation	328	168
Earnings on life insurance policies	(758)	(603)
Changes in operating assets and liabilities:
Accrued interest receivable	(618)	(4)
Prepaid expenses and other assets	(398)	4
Other liabilities	(66)	(744)

Net cash (used in) provided by operating activities	(2,933)	758

INVESTING ACTIVITIES:
Cash paid for purchase of FNSC, net of cash received	(8,985)	--
Net decrease in federal funds sold	32,775	--
Redemptions of interest-bearing time deposits in banks	9,458	4,481
Purchases of investment securities available for sale (“AFS”)	(9,280)	(37,293)
Proceeds from sales of investment securities AFS	3,875	12,169
Proceeds from maturities/calls/paydowns of investment securities AFS	25,682	4,487
Redemptions of Federal Home Loan Bank stock	1,170	116
Purchases of Federal Home Loan Bank stock	(331)	--
Loan originations, net of repayments	(48,919)	(33,278)
Loan participations purchased	(25,286)	(3,391)
Loans sold	--	23,938
Proceeds from sales of real estate owned	3,138	8,004
Other cash activity - real estate owned	--	89
Proceeds from sales of office properties and equipment	377	1,871
Purchases of office properties and equipment	(1,803)	(1,173)
Purchase of bank owned life insurance	(16,628)	--

Net cash used in investing activities	(34,757)	(19,980)

(Continued)

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
FINANCING ACTIVITIES:
Net increase in deposits	$44,043	$22,097
Sale of deposits in connection with branch sale	--	(21,692)
Proceeds from advances from Federal Home Loan Bank	22,000	--
Repayment of advances from Federal Home Loan Bank	(537)	(2,141)
Proceeds from other borrowings	19,650	--
Repayments of other borrowings	(5,250)	--
Net decrease in short term borrowings	(2,214)	--
Proceeds from private placement	20,000	--
Proceeds from exercise of warrants	3,590	1,786
Proceeds from exercise of stock options	24	--

Net cash provided by financing activities	101,306	50

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	63,616	(19,172)

CASH AND CASH EQUIVALENTS:
Beginning of period	23,970	42,607

End of period	$87,586	$23,435

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$3,400	$2,506

Income taxes	$--	$11

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$1,313	$1,972

Sales of real estate owned financed by the Bank	$--	$815

Investment securities purchased—not settled	$624	$--

Common stock issued for purchase of FNSC	$49,852	$--

See notes to unaudited condensed consolidated financial statements.

(Concluded)

BEAR STATE FINANCIAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General — Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas. On June 13, 2014, the Company completed its merger with First National Security Company (“FNSC”). The FNSC merger was accounted for under the acquisition method of accounting. The purchased assets, assumed liabilities and identifiable intangible assets were recorded at their acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. The Company’s results of operations for the nine months ended September 30, 2014 includes results of operations for First National Bank and Heritage Bank, N.A. (banks acquired in the FNSC merger) for the period from June 14 through September 30, 2014. See Note 3 for additional information regarding the merger transaction.

Nature of Operations —The Company is a bank holding company headquartered in Little Rock, Arkansas.  Its principal subsidiaries, First Federal Bank (“First Federal”), First National Bank (“First National”) and Heritage Bank, N.A. (“Heritage”) (collectively, the “Banks”), are community oriented financial institutions providing a broad line of financial products to individuals and business customers.  Collectively, the Banks operate 45 branch offices throughout Arkansas and Southeast Oklahoma.

The Company completed its acquisition of First National Security Company (“FNSC”) and its subsidiaries, including FNB and Heritage, on June 13, 2014.

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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Those adjusting entries consist only of normal recurring adjustments.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

The Company is substantially in the business of community banking and therefore is considered a banking operation with no separately reportable segments.

The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements of the Company and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013, contained in the Company’s 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet of the Company has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The following table provides a summary of the assets acquired and liabilities assumed as recorded by FNSC, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the resultant fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The estimated fair values are subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period. As a result, the Company updated the previously reported consolidated balance sheet for the period adjustments. The goodwill recognized by the Company will not be deductible for income tax purposes.

	June 13, 2014
	As Recorded by FNSC	Fair Value Adjustments	As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$41,015	$--	$41,015
Federal funds sold	43,025	--	43,025
Investment securities available for sale	138,140	--	138,140
Other investment securities, at cost	7,480	--	7,480
Loans receivable	622,758	(17,294)	605,464
Allowance for loan losses	(13,179)	13,179	--
Loans receivable, net	609,579	(4,115)	605,464
Accrued interest receivable	2,954	--	2,954
Real estate owned - net	69	--	69
Office properties and equipment, net	33,074	(2,775)	30,299
Cash surrender value of life insurance	1,935	--	1,935
Core deposit intangible	568	7,109	7,677
Deferred tax asset, net	542	(135)	407
Prepaid expenses and other assets	2,899	362	3,261
Total assets acquired	881,280	446	881,726
Liabilities assumed:
Deposits – noninterest bearing	151,331	--	151,331
Deposits – interest bearing	611,841	366	612,207
Total deposits	763,172	366	763,538
Short term borrowings	14,295	--	14,295
Other borrowings	27,434	64	27,498
Other liabilities	1,802	--	1,802
Total liabilities assumed	806,703	430	807,133
Net assets acquired	$74,577	$16	74,593
Consideration paid:
Cash			50,000
Common stock			50,394
Total consideration paid			100,394

Goodwill			$25,801

The following is a description of the fair value adjustments used to determine the fair values of assets and liabilities presented above:

Loans – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The fair value adjustment reflects the elimination of the recorded allowance for loan and lease losses.

Office properties and equipment – Office properties and equipment were acquired from FNSC with a $2.8 million adjustment to market value. This represents the difference between current appraisal value completed in connection with the acquisition and FNSC’s book value at the time of acquisition.

Deferred tax asset – Deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate of 38.29%.

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

Deposits – The weighted average interest rate of FNSC’s time deposits was estimated to be slightly above the current market rates, resulting in a $366,000 fair value adjustment for time deposits.

Other borrowings – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Beginning June 14, 2014, the operations of FNSC are included in the Company’s consolidated results of operations and contributed $12.0 million of net interest income and $3.8 million of net income for the nine months ended September 30, 2014. The following unaudited pro-forma combined consolidated financial information presents how the combined financial information of the Company and FNSC might have appeared had the businesses actually been combined as of the beginning of each period presented. The following schedule represents the unaudited pro-forma combined financial information as of the nine month comparative periods ended September 30, 2014 and 2013, assuming the acquisition was completed as of January 1, 2014 and 2013, respectively (in thousands, except per share data):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Net interest income	$36,488	$38,116
Total noninterest income	9,399	9,976
Net income	21,664	9,800
Basic earnings per common share	$0.74	$0.34
Diluted earnings per common share	$0.73	$0.33

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

4.       INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following as of the dates indicated (in thousands):

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agencies	$106,655	$13	$(163)	$106,505
Municipal securities	46,864	445	(52)	47,257
Mortgage-backed securities	36,083	554	(23)	36,614

Total	$189,602	$1,012	$(238)	$190,376

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal securities	$42,203	$199	$(478)	$41,924
Mortgage-backed securities	29,092	11	(199)	28,904

Total	$71,295	$210	$(677)	$70,828

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agencies	$53,634	$163	$--	$--	$53,634	$163
Municipal securities	4,024	27	3,014	25	7,038	52
Mortgage-backed securities	5,098	23	--	--	5,098	23

Total	$62,756	$213	$3,014	$25	$65,770	$238

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$17,851	$424	$945	$54	$18,796	$478
Mortgage-backed securities	27,004	199	--	--	27,004	199

Total	$44,855	$623	$945	$54	$45,800	$677

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

The Company has pledged investment securities with carrying values of approximately $143.3 million at September 30, 2014 and $398,000 at December 31, 2013, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $12.1 million at September 30, 2014, for securities sold under agreements to repurchase. There were no investment securities pledged by the Company for securities sold under agreements to repurchase at December 31, 2013.

The following table sets forth the amount (dollars in thousands) of investment securities available for sale that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2014. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	September 30, 2014
	Amortized	Fair	Weighted
	Cost	Value	Average Rate

Within one year	$37,960	$37,971	0.22%
Due from one year to five years	87,416	87,380	0.78%
Due from five years to ten years	22,172	22,339	2.59%
Due after ten years	5,971	6,072	3.43%
	153,519	153,762	1.01%
Mortgage-backed securities	36,083	36,614	2.81%
Total	$189,602	$190,376	1.35%

As of September 30, 2014 and December 31, 2013, investments with amortized cost totaling approximately $52.1 million and $34.4 million, respectively, have call options held by the issuer, of which approximately $25.1 million and $13.0 million, respectively, are or were callable within one year.

Sales of investment securities available for sale are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013

Sales proceeds	$3,875	$12,169

Gross realized gains	$30	$47
Gross realized losses	--	(22)
Net gains on sales of investment securities	$30	$25

5.       LOANS RECEIVABLE

Loans receivable consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Real estate:
One- to four-family residential	$318,673	$129,308
Multifamily residential	44,365	25,773
Nonfarm nonresidential	379,560	168,902
Farmland	48,892	2,663
Construction and land development	89,165	23,891
Commercial	149,073	29,033
Consumer	33,268	4,368
Total loans receivable	1,062,996	383,938
Unearned discounts and net deferred loan costs	(165)	(78)
Allowance for loan and lease losses	(12,964)	(12,711)

Loans receivable—net	$1,049,867	$371,149

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at September 30, 2014 and December 31, 2013 were $24.0 million and $12.9 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the three and nine months ended September 30, 2014 and 2013 was not significant.

As of September 30, 2014 and December 31, 2013, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $43.2 million and $50.6 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas (“FHLB”) and were pledged for outstanding advances or available for future advances. The Banks also pledged substantially all of the remaining loans at September 30, 2014 under a blanket lien with the FHLB.

As of September 30, 2014 and December 31, 2013, qualifying loans collateralized by commercial real estate with balances of $7.0 million and $8.2 million, respectively, were pledged at the FRB. No FRB borrowings were outstanding at September 30, 2014.

The Company evaluated $583.6 million of net loans ($595.1 million gross loans less $11.5 million discount) purchased in conjunction with the acquisition of FNSC in accordance with the provisions of FASB ASC Topic 310-20,  Nonrefundable Fees and Other Costs . The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

The Company evaluated $21.1 million of net loans ($26.9 million gross loans less $5.8 million discount) purchased in conjunction with the acquisition of FNSC in accordance with the provisions of FASB ASC Topic 310-30,  Loans and Debt Securities Acquired with Deteriorated Credit Quality. The following table reflects the carrying amount of purchased credit impaired (“PCI”) loans, which are included in the loan categories above (in thousands):

	September 30, 2014	June 13, 2014
One- to four-family residential	$4,552	$4,728
Multifamily residential	--	--
Nonfarm nonresidential	10,671	10,790
Farmland	90	95
Construction and land development	3,534	3,432
Commercial	1,344	1,882
Consumer	149	178
Total carrying value of PCI loans	$20,340	$21,105
Outstanding principal balance of PCI loans	$26,209	$26,942

The following table documents changes to the amount of accretable yield since the acquisition date of June 13, 2014 (in thousands).

Balance at June 13, 2014	$2,306
Accretion	(354)
Changes in expected cash flows that do not affect nonaccretable differences	(1,423)
Balance at September 30, 2014	$529

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans, are presented below (in thousands):

September 30, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$2,159	$2,511	$314,003	$318,673
Multifamily residential	--	--	44,365	44,365
Nonfarm nonresidential	1,721	2,422	375,417	379,560
Farmland	20	628	48,244	48,892
Construction and land development	268	593	88,304	89,165
Commercial	363	30	148,680	149,073
Consumer	182	25	33,061	33,268
Total	$4,713	$6,209	$1,052,074	$1,062,996

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$3,511	$1,664	$124,133	$129,308
Multifamily residential	--	--	25,773	25,773
Nonfarm nonresidential	176	2,340	166,386	168,902
Farmland	--	666	1,997	2,663
Construction and land development	30	2,133	21,728	23,891
Commercial	--	348	28,685	29,033
Consumer	--	19	4,349	4,368
Total	$3,717	$7,170	$373,051	$383,938

As of September 30, 2014, there were $1.7 million of purchased credit impaired loans acquired in the merger with FNSC that were 90 days or more past due and accruing. There were no loans over 90 days past due and still accruing at December 31, 2013. Restructured loans totaled $2.5 million and $2.6 million as of September 30, 2014 and December 31, 2013, respectively, with $1.9 million and $2.1 million of such restructured loans on nonaccrual status at September 30, 2014 and December 31, 2013, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

September 30, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$317	$2,068	$2,184	$4,569
Nonfarm nonresidential	338	1,235	1,641	3,214
Farmland	--	628	109	737
Construction and land development	--	582	33	615
Commercial	--	--	316	316
Consumer	1	9	16	26
Total	$656	$4,522	$4,299	$9,477

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$637	$1,664	$1,957	$4,258
Nonfarm nonresidential	--	2,340	1,717	4,057
Farmland	--	666	116	782
Construction and land development	--	2,133	334	2,467
Commercial	--	348	2	350
Consumer	--	19	5	24
Total	$637	$7,170	$4,131	$11,938

The following tables summarize information pertaining to impaired loans as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 (in thousands). Purchased credit impaired loans acquired in the merger with FNSC are not included these tables.

	September 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$1,472	$1,217	$256	$1,213	$1,085	$279
Nonfarm nonresidential	2,540	2,260	623	3,287	3,105	1,119
Farmland	621	487	125	623	495	133
Construction and land development	685	525	125	1,865	1,505	631
Commercial	--	--	--	--	--	--
Consumer	16	16	14	--	--	--
	5,334	4,505	1,143	6,988	6,190	2,162

Impaired loans without a valuation allowance:
One- to four-family residential	4,454	3,838	--	4,430	3,668	--
Nonfarm nonresidential	1,675	955	--	1,077	952	--
Farmland	537	250	--	554	287	--
Construction and land development	172	160	--	1,189	962	--
Commercial	369	330	--	388	350	--
Consumer	10	10	--	27	24	--
	7,217	5,543	--	7,665	6,243	--
Total impaired loans	$12,551	$10,048	$1,143	$14,653	$12,433	$2,162

	Three and Nine Months Ended September 30, 2014
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
	(Three Months)	(Nine Months)	(Three Months)	(Nine Months)
Impaired loans with a valuation allowance:
One- to four-family residential	$1,127	$1,126	$2	$7
Nonfarm nonresidential	2,278	2,590	--	--
Farmland	488	491	--	--
Construction and land development	347	748	2	5
Commercial	--	63	--	--
Consumer	16	11	--	--
	4,256	5,029	4	12

Impaired loans without a valuation allowance:
One- to four-family residential	3,783	3,642	1	2
Nonfarm nonresidential	934	1,030	--	--
Farmland	257	269	--	--
Construction and land development	350	625	--	--
Commercial	326	338	--	--
Consumer	9	14	--	--
	5,659	5,918	1	2
Total impaired loans	$9,915	$10,947	$5	$14

Interest based on original terms			$134	$532

Interest income recognized on a cash basis on impaired loans			$--	$--

	Three and Nine Months Ended September 30, 2013
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
Impaired loans with a valuation allowance:	(Three Months)	(Nine Months)	(Three Months)	(Nine Months)
One- to four-family residential	$2,115	$2,093	$2	$7
Multifamily residential	--	857	--	--
Nonfarm nonresidential	3,045	3,055	--	--
Farmland	499	408	--	--
Construction and land development	1,478	1,184	--	--
Commercial	1	96	--	--
Consumer	5	5	--	--
	7,143	7,698	2	7

Impaired loans without a valuation allowance:
One- to four-family residential	3,659	4,693	--	--
Multifamily residential	--	865	--	--
Nonfarm nonresidential	1,382	2,714	--	--
Farmland	306	420	--	--
Construction and land development	1,147	1,656	--	--
Commercial	26	24	--	--
Consumer	5	16	--	--
	6,525	10,388	--	--
Total impaired loans	$13,668	$18,086	$2	$7

Interest based on original terms			$478	$703

Interest income recognized on a cash basis on impaired loans			$--	$--

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, the Banks categorize loans into risk categories based on available and relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. First Federal analyzes loans individually by assigning a credit risk rating to loans on at least an annual basis for non-homogeneous loans over $250,000. FNB and Heritage assign a credit rating to loans at origination and review these ratings periodically thereafter. The Banks use the following definitions for risk ratings:

Pass. Loans rated as pass generally meet or exceed normal credit standards. Factors influencing the level of pass grade include repayment source and strength, collateral, borrower cash flows, existence of and strength of guarantors, industry/business sector, financial trends, performance history, etc.

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

Based on analyses performed at September 30, 2014 and December 31, 2013, the risk categories of loans are as follows (in thousands):

		September 30, 2014
	Pass	Special Mention	Substandard	Not Rated	Total
One- to four-family residential	$226,117	$2,586	$11,188	$78,782	$318,673
Multifamily residential	37,757	--	--	6,608	44,365
Nonfarm nonresidential	360,679	4,418	8,602	5,861	379,560
Farmland	47,684	--	1,208	--	48,892
Construction and land development	82,906	108	2,409	3,742	89,165
Commercial	147,583	3	1,205	282	149,073
Consumer	27,310	6	197	5,755	33,268
Total	$930,036	$7,121	$24,809	$101,030	$1,062,996

	December 31, 2013
	Pass	Special Mention	Substandard	Not Rated	Total
One- to four-family residential	$34,333	$329	$6,371	$88,275	$129,308
Multifamily residential	25,773	--	--	--	25,773
Nonfarm nonresidential	159,629	4,490	4,057	726	168,902
Farmland	1,491	--	1,172	--	2,663
Construction and land development	18,241	295	2,770	2,585	23,891
Commercial	28,555	--	350	128	29,033
Consumer	151	--	45	4,172	4,368
Total	$268,173	$5,114	$14,765	$95,886	$383,938

As of September 30, 2014 and December 31, 2013, the Banks did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of September 30, 2014 and December 31, 2013: (dollars in thousands)

September 30, 2014	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	4	$486	9	$732	13	$1,218
Nonfarm nonresidential	--	--	3	519	3	519
Farmland	--	--	1	250	1	250
Construction and land development	1	85	2	398	3	483
Consumer	--	--	2	16	2	16

Total	5	$571	17	$1,915	22	$2,486

December 31, 2013	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	4	$495	8	$658	12	$1,153
Nonfarm nonresidential	--	--	3	556	3	556
Farmland	--	--	1	287	1	287
Construction and land development	--	--	4	569	4	569
Consumer	--	--	1	5	1	5

Total	4	$495	17	$2,075	21	$2,570

Loans receivable that were restructured as TDRs during the nine months ended September, 30 2014 and 2013 were as follows: (dollars in thousands)

	Nine Months Ended September 30, 2014
				Nature of Modification
	Number of Loans	Balance Prior to TDR	Balance at September 30, 2014	Payment Term (1)	Other (2)
One- to four-family residential	1	$103	$96	$103	$--
Construction and land development	1	85	85	--	85
Consumer	1	11	11	11	--

Total	3	$199	$192	$114	$85

__________________________

(1)	Concessions represent skipped payments/maturity date extensions or amortization term extensions.
(2)	The borrower did not have the financial ability to refinance at another bank at renewal.

	Nine Months Ended September 30, 2013
				Nature of Modification
	Number of Loans	Balance Prior to TDR	Balance at September 30, 2013	Payment Term (1)	Other
One- to four-family residential	2	$118	$105	$118	$--

Total	2	$118	$105	$118	$--

__________________________

(1)	Concessions represent skipped payments/maturity date extensions or amortization term extensions.

There were no loans receivable for which a payment default occurred during the three and nine months ended September 30, 2014 or 2013 that had been modified as a TDR within 12 months or less of the payment default.

6.       ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30, 2014
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$4,490	$1,030	$3,910	$282	$868	$1,721	$91	$12,392
Provision charged to expense	91	(114)	314	8	43	208	50	600
Losses charged off	(61)	--	--	--	--	--	(57)	(118)
Recoveries	36	--	3	--	30	4	17	90
Balance, end of period	$4,556	$916	$4,227	$290	$941	$1,933	$101	$12,964

	Nine Months Ended September 30, 2014
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$4,549	$1,001	$4,271	$158	$1,383	$1,268	$81	$12,711
Provision charged to expense	22	(85)	65	132	(81)	684	93	830
Losses charged off	(70)	--	(115)	--	(444)	(29)	(122)	(780)
Recoveries	55	--	6	--	83	10	49	203
Balance, end of period	$4,556	$916	$4,227	$290	$941	$1,933	$101	$12,964

	Three Months Ended September 30, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$6,151	$580	$4,435	$273	$940	$662	$208	$13,249
Provision charged to expense	(114)	458	(246)	7	105	(113)	(97)	--
Losses charged off	(280)	--	--	--	--	--	(32)	(312)
Recoveries	118	--	--	--	12	3	8	141
Balance, end of period	$5,875	$1,038	$4,189	$280	$1,057	$552	$87	$13,078

	Nine Months Ended September 30, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$5,099	$1,319	$6,949	$251	$879	$956	$223	$15,676
Provision charged to expense	1,630	595	(2,251)	29	174	(101)	(76)	--
Losses charged off	(1,026)	(876)	(1,009)	--	(115)	(380)	(107)	(3,513)
Recoveries	172	--	500	--	119	77	47	915
Balance, end of period	$5,875	$1,038	$4,189	$280	$1,057	$552	$87	$13,078

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$256	$--	$623	$125	$125	$--	$14	$1,143
Collectively evaluated for impairment	4,300	916	3,604	165	816	1,933	87	11,821
Ending balance	$4,556	$916	$4,227	$290	$941	$1,933	$101	$12,964

Loan balances:
Individually evaluated for impairment	$5,055	$--	$3,215	$737	$685	$330	$26	$10,048
Collectively evaluated for impairment	313,618	44,365	376,345	48,155	88,480	148,743	33,242	1,052,948
Ending balance	$318,673	$44,365	$379,560	$48,892	$89,165	$149,073	$33,268	$1,062,996

	December 31, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$279	$--	$1,119	$133	$631	$--	$--	$2,162
Collectively evaluated for impairment	4,270	1,001	3,152	25	752	1,268	81	10,549
Ending balance	$4,549	$1,001	$4,271	$158	$1,383	$1,268	$81	$12,711

Loan balances:
Individually evaluated for impairment	$4,753	$--	$4,057	$782	$2,467	$350	$24	$12,433
Collectively evaluated for impairment	124,555	25,773	164,845	1,881	21,424	28,683	4,344	371,505
Ending balance	$129,308	$25,773	$168,902	$2,663	$23,891	$29,033	$4,368	$383,938

A summary of the activity in the allowance for losses on real estate owned is as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Balance—beginning of period	$8,481	$9,406	$8,794	$14,877

Provisions for estimated losses	653	358	1,513	577
Recoveries	--	--	--	--
Losses charged off	(711)	(111)	(1,884)	(5,801)

Balance—end of period	$8,423	$9,653	$8,423	$9,653

7.       OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013

Land and land improvements	$10,872	$5,340
Buildings and improvements	42,135	19,358
Furniture and equipment	8,240	5,770
Automobiles	823	210

Total	62,070	30,678

Accumulated depreciation	(13,088)	(11,909)

Office properties and equipment—net	$48,982	$18,769

Depreciation expense for the nine months ended September 30, 2014 and 2013 was approximately $1.5 million and $1.0 million, respectively.

8.       GOODWILL AND CORE DEPOSIT INTANGIBLE - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. At September 30, 2014, goodwill consisted of $25.8 million related to the FNSC acquisition. This goodwill is not deductible for tax purposes. The Company’s core deposit intangible is related to the core deposit premiums of FNB and Heritage. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangible for the nine months ended September 30, 2014 were as follows (in thousands):

September 30, 2014

Balance—beginning of period	$--

FNSC merger	7,677
Amortization expense	(183)

Balance—end of period	$7,494

The Company’s projected amortization expense for the remainder of 2014 is approximately $156,000, $625,000 in each of the years ending December 31, 2015 through 2018, and $4.8 million thereafter.

9.       DEPOSITS

Deposits are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013

Checking accounts	$559,935	$127,764
Money market accounts	117,018	45,153
Savings accounts	115,149	30,150
Certificates of deposit	485,204	266,658

Total	$1,277,306	$469,725

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $250.4 million and $138.6 million at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, scheduled maturities of certificates of deposit were as follows (in thousands):

Amount

Within one year	$270,278
One to two years	68,519
Two to three years	47,741
Three to four years	51,630
Four to five years	27,927
Over five years	19,109

Total	$485,204

10.     SHORT TERM BORROWINGS

Short term borrowings consist of repurchase agreements totaling $12.1 million at September 30, 2014. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the Condensed Consolidated Balance Sheets and are disclosed in Note 4. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.

At September 30, 2014, the Company and its subsidiary banks had unused credit lines allowing contingent access to overnight borrowings of up to $123.9 million on an unsecured basis.

11.     OTHER BORROWINGS

Other borrowings are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013

Federal Home Loan Bank advances with rates ranging from 0.15% to 7.80% maturing through July 1, 2024	$49,783	$5,941
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, interest payments due quarterly, maturing May 30, 2016	14,400	--
Term note payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	5,119	--

Total	$69,302	$5,941

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

Notes Payable. The line of credit and note payable to a bank are collateralized by 100% of the stock of the Banks, FCBC and HCC. The related loan agreement requires the Company and the Banks to maintain certain financial ratios. As of September 30, 2014, the Company was in compliance with the applicable material covenants imposed by the loan agreement.

At September 30, 2014, scheduled maturities of other borrowings were as follows: (in thousands):

	Weighted
	Average
	Rate	Amount

Within one year	0.47%	$25,368
One to two years	2.19	15,409
Two to three years	1.19	6,006
Three to four years	2.11	5,936
Four to five years	1.94	9,373
Over five years	2.68	7,210

Total	1.48%	$69,302

12.	INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Nine Months Ended
	September, 30 2014	September 30, 2013

Income tax provision (benefit):
Current:
Federal	$--	$11
State	--	--
Total current	--	11

Deferred:
Federal	(672)	(570)
State	(101)	(51)
Valuation allowance	(19,539)	621
Total deferred	(20,312)	--

Total	$(20,312)	$11

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Nine Months Ended September 30
	2014		2013

Taxes at statutory rate	$(279)	34.0%	$185	34.0%
Increase (decrease) resulting from:
State income tax—net	(34)	4.1	24	4.4
Section 382 write-down	79	(9.7)	758	140.2
Change in valuation allowance	(19,539)	2,382.5	(452)	(83.5)
Earnings on life insurance policies	(259)	31.5	(205)	(37.9)
Nontaxable investments	(313)	38.2	(303)	(55.9)
Other—net	33	(3.9)	4	0.8

Total	$(20,312)	2,476.7%	$11	2.1%

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If the Company determines that it would be able to realize the deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax valuation allowance, which would reduce the provision for income taxes.

The Company’s net deferred tax asset account was comprised of the following (in thousands):

	September 30, 2014	December 31, 2013

Deferred tax assets:
Allowance for loan and lease losses	$5,979	$6,011
Discount on purchased loans	5,530	--
Real estate owned	3,358	3,511
Section 382 net operating loss carryforward	2,286	2,390
Net operating loss carryforward	12,231	10,410
Nonaccrual loan interest	869	806
Other	716	422

Total deferred tax assets	30,969	23,550
Valuation allowance	(3,334)	(22,873)
Deferred tax asset, net of allowance	27,635	677

Deferred tax liabilities:
Office properties	(3,373)	(430)
Core deposit intangible	(2,870)	--
Unrealized gain on securities available for sale	(296)	--
Pension plan contribution	(16)	(118)
Prepaid expenses and other	(654)	(129)

Total deferred tax liabilities	(7,209)	(677)

Net deferred tax asset (liability)	$20,426	$--

A financial institution may, for federal income tax purposes, carryback net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2014, the Company had a $36.4 million NOL for federal income tax purposes that will be carried forward. The federal NOL carryforwards, if unused, expire in calendar years 2029 through 2034. The $36.4 million federal NOL includes $6.7 million of IRC Section 382 NOL carryforwards that have an annual limit of $405,000 that can be utilized to offset taxable income. At September 30, 2014, the Company had a $49.9 million NOL for state income tax purposes. The state NOL carryforwards, if unused, expire in calendar years 2014 through 2019.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at September 30, 2014 and December 31, 2013. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

During the nine months ended September 30, 2014, the Company recorded a valuation allowance reversal of $19.5 million on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized.

The Company regularly evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard as defined by generally accepted accounting principles. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback and carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

●	Future reversals of existing temporary differences;
●	Future taxable income exclusive of reversing temporary differences and carryforwards;
●	Taxable income in prior carryback years; and
●	Tax planning strategies

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all positive and negative evidence, including but not limited to:

●	Nature, frequency and severity of recent losses;
●	Duration of statutory carryforward periods;
●	Historical experience with tax attributes expiring unused; and
●	Near- and medium-term financial outlook.

The Company acquired FNSC on June 13, 2014.  The pretax income generated by FNSC since the acquisition on June 13, 2014 is approximately $6.1 million.  As a result of the acquisition, the Company achieved its first quarter of positive taxable income in the quarter ended September 30, 2014. FNSC has a long history of achieving positive pretax income. The pretax income of FNSC for each of the years of 2011, 2012 and 2013 exceeded $13 million.  The Company viewed these positive factors in light of the negative evidence of the Company’s historical losses and concluded that the structural change of the Company as a result of the acquisition, as evidenced by its quarterly results, outweighs this negative factor.

Other positive evidence considered in connection with the Company’s decision to reverse its deferred tax valuation allowance include the significant improvement in the asset quality of the Company, as well as its detailed forecasts projecting the complete realization of all federal deferred tax assets before expiration under a stressed earnings scenario. In order to realize the federal net operating loss carryforwards, the Company needs to generate $36.4 million of pretax earnings. The Company believes that it is more likely than not that this level of pretax earnings will be achievable even under a stressed scenario to utilize the net operating loss carryforwards and the remaining net deferred tax assets.

The Company had a total state net operating loss carryforward as of September 30, 2014 of $49.9 million. In connection with the ongoing assessment of deferred taxes, the Company determined the amount of such net operating loss that is expected to expire unused and did not reverse the valuation allowance on the amount which is not likely to be realized. At September 30, 2014, the state deferred tax asset which will not likely be realized due to carryover limitations was $917,000 and a valuation allowance remains for this amount.

In addition, at September 30, 2014 the Company has certain deferred tax assets related to net unrealized built-in losses (“NUBILs”) established under IRC Section 382 on the date of the ownership change of May 3, 2011. If these losses are recognized before May 3, 2016 (five years after the ownership change date), then they are not allowed to be taken as a deduction and are therefore permanently lost. The NUBILs at September 30, 2014 amounted to $3.432 million or $1.167 million on a tax effected basis. Since these NUBILs may be lost, the valuation allowance of $1.167 million was not reversed. If any of the NUBILs still remain on the books on May 3, 2016, the valuation allowance can be reversed at that time.

Upon considering all the positive and negative evidence, and the extent to which that evidence was objectively verifiable, the Company determined that the positive evidence outweighed the negative evidence and the deferred tax assets, with the exception of $2.1 million related to state NOLs and NUBILs, are more likely than not realizable, as of and for the nine months ended September 30, 2014. In addition, a valuation allowance of $1.25 million remains that is expected to be reversed through a reduction for the provision for income taxes during the three months ended December 31, 2014 in accordance with intra-period tax allocation rules under GAAP. As a result, the valuation allowance has been reversed in the amount of $19.5 million, or $0.79 per diluted share, during the nine months ended September 30, 2014 that benefited income tax expense.

The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which will impact the Company’s income tax in the period it determines that these factors have changes.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2010 and forward.

13.     STOCK BASED COMPENSATION

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

A summary of the stock option activity in the Company’s 2011 Plan for the nine months ended September 30, 2014, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2014	217,500	$6.66
Granted	--	$--
Exercised	(3,600)	$6.57
Forfeited	(2,100)	$6.57

Outstanding—September 30, 2014	211,800	$6.66
Exercisable—September 30, 2014	48,900	$6.57

The weighted average remaining contractual life of the outstanding options was 4.2 years and the aggregate intrinsic value of the options was approximately $496,000 at September 30, 2014. The weighted average remaining contractual life of options exercisable was 3.8 years at September 30, 2014.

As of September 30, 2014, there was $338,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years. Compensation expense attributable to option awards totaled approximately $43,000 and $37,000 for the three month periods ended September 30, 2014 and 2013, respectively, and approximately $114,000 and $110,000 for the nine months ended September 30, 2014 and 2013, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to seven years.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2014	65,500	$8.97
Granted	130,100	$8.21
Vested	(5,817)	$9.75
Forfeited	(2,034)	$8.50

Outstanding—September 30, 2014	187,749	$8.42

As of September 30, 2014, there was $1.3 million of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 4.0 years. Compensation expense attributable to awards of RSUs totaled approximately $101,000 and $36,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $225,000 and $58,000 for the nine months ended September 30, 2014 and 2013, respectively.

14.     EARNINGS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	30,027,791	20,013,343	24,066,438	19,779,684
Effect of dilutive securities	69,828	897,619	518,538	1,065,424
Diluted weighted average shares outstanding	30,097,619	20,910,962	24,584,976	20,845,108

The calculation of diluted earnings per share for the three and nine months ended September 30, 2014 excluded antidilutive stock options representing 42,500 shares. The calculation of diluted earnings per share for the three and nine months ended September 30, 2013 excluded antidilutive stock options representing approximately 7,000 shares.

15.      FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2014 and December 31, 2013, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. agency securities, mortgage-backed securities, municipal bonds and corporate debt securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended September 30, 2014 or December 31, 2013.

The following table presents major categories of assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Available for sale investment securities:
U.S. Government agencies	$106,505	$--	$106,505	$--
Municipal securities	47,257	--	47,257	--
Mortgage-backed securities	36,614	--	36,614	--
Total	$190,376	$--	$190,376	$--

December 31, 2013
Available for sale investment securities:
Municipal securities	$41,924	$--	$41,924	$--
Mortgage-backed securities	28,904	--	28,904	--
Total	$70,828	$--	$70,828	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at September 30, 2014 and December 31, 2013 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, collateral discounts ranged from 15% to 45% and selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs and adjustments to the allowance for loan and lease losses.

Real Estate Owned, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the nine months ended September 30, 2014 and 2013 were $1.5 million and $533,000, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2014 and 2013 (in thousands). The assets disclosed in the following table represent REO properties or impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Impaired loans	$6,540	$--	$--	$6,540
REO, net	3,925	--	--	3,925

September 30, 2013
Impaired loans	$16,043	$--	$--	$16,043
REO, net	5,249	--	--	5,249

16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	September 30, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$87,586	$87,586	$23,970	$23,970
Federal funds sold	10,250	10,250	--	--
Level 2 inputs:
Interest-bearing time deposits in banks	14,660	14,943	24,118	24,573
Other investment securities	7,104	7,104	457	457
Loans held for sale	7,539	7,539	4,205	4,205
Cash surrender value of life insurance	43,132	43,132	23,811	23,811
Accrued interest receivable	5,045	5,045	1,473	1,473
Level 3 inputs:
Loans receivable—net	1,049,867	1,063,266	371,149	377,851

FINANCIAL LIABILITIES:
Level 1 inputs:
Short term borrowings	12,081	12,081	--	--
Level 2 inputs:
Checking, money market and savings accounts	792,102	792,102	203,067	203,067
Other borrowings	69,302	70,581	5,941	6,017
Accrued interest payable	324	324	33	33
Level 3 inputs:
Certificates of deposit	485,204	485,538	266,658	266,495

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and First Federal Bank (“First Federal”), First National Bank (“FNB”) and Heritage Bank (“Heritage”) as of September 30, 2014 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible Capital to Tangible Assets
First Federal	$51,694	8.85%	$8,762	1.50%	N/A	N/A

Tier 1 Capital to Average Assets
Consolidated	$117,189	8.10%	$57,905	4.00%	N/A	N/A
First Federal (1)	51,694	8.85%	23,366	4.00%	$29,207	5.00%
FNB	54,312	9.15%	17,808	3.00%	29,679	5.00%
Heritage	28,433	9.69%	8,802	3.00%	14,670	5.00%

Total Capital to Risk-Weighted Assets
Consolidated	$130,153	11.43%	$91,077	8.00%	N/A	N/A
First Federal	57,597	12.36%	37,278	8.00%	$46,598	10.00%
FNB	54,728	12.34%	35,487	8.00%	44,358	10.00%
Heritage	28,834	12.78%	18,051	8.00%	22,563	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	$117,189	10.29%	$45,539	4.00%	N/A	N/A
First Federal	51,694	11.09%	N/A	N/A	$27,959	6.00%
FNB	54,312	12.24%	17,743	4.00%	26,615	6.00%
Heritage	28,433	12.60%	9,025	4.00%	13,538	6.00%

(1)	In the case of First Federal, the ratio is calculated based on adjusted assets at period end.

First Federal’s actual and required capital amounts (in thousands) and ratios as of December 31, 2013, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions		Required Per Agreement With the OCC (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013, :

Tangible Capital to Tangible Assets	$70,853	12.90%	$8,240	1.50%	N/A	N/A	N/A	N/A

Core Capital to Adjusted Tangible Assets	70,853	12.90%	21,972	4.00%	$27,465	5.00%	$43,944	8.00%

Total Capital to Risk-Weighted Assets	76,036	18.68%	32,570	8.00%	40,713	10.00%	48,855	12.00%

Tier I Capital to Risk-Weighted Assets	70,853	17.40%	N/A	N/A	24,428	6.00%	N/A	N/A

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

Private Placement. In connection with the merger with FNSC, on June 13, 2014 the Company sold 2,531,646 shares of Company common stock at a price per share equal to $7.90 in a private placement (the “Private Placement”) to its principal stockholder Bear State and certain of Bear State’s members in their individual capacity (the “Investors”) (including Richard N. Massey, the Company’s Chairman of the Board, President and Chief Executive Officer, and Scott T. Ford, a director of the Company). Additionally, the Company issued warrants (the “Investor Warrants”) to purchase 177,215 shares of common stock on the same terms as in the Private Placement to the Investors in exchange for their respective commitments to backstop the Private Placement. The pricing of the Private Placement and Investor Warrants was equal to the closing stock price for the Company’s common stock on June 28, 2013, which was the last business day prior to the execution of the merger agreement with FNSC. This price was also used to determine the number of shares issued to FNSC stockholders in the merger.

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

18.	SUBSEQUENT EVENTS

On October 13, 2014, the board of directors of the Company authorized an additional term loan with an unaffiliated bank in the amount of $5 million with principal and interest payments due quarterly and a maturity date of May 30, 2019.

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

The Company is a bank holding company headquartered in Little Rock, Arkansas.  Its principal subsidiaries, First Federal Bank (“First Federal”), First National Bank (“First National”) and Heritage Bank, N.A. (“Heritage”) (collectively, the “Banks”), are community oriented financial institutions providing a broad line of financial products to individuals and business customers.  Collectively, the Banks operate 45 branch offices throughout Arkansas and Southeast Oklahoma.

The Company completed its acquisition of First National Security Company (“FNSC”) and its subsidiaries, including FNB and Heritage, on June 13, 2014. Accordingly, the Company’s results of operations for the nine months ended September 30, 2014 includes results of operations for FNB and Heritage for the period from June 14 through September 30, 2014.

The Company’s three banks continue to progress towards more highly efficient and integrated operations. The Company’s operational integration project includes conversion of all bank operations to a single technology platform, and, subject to regulatory approval, the consolidation of its three banking charters to a single charter.  The Company expects the bulk of this integration project to be completed by the second quarter of 2015. It also expects further public announcements regarding its management and key operations as the integration project nears completion.

2014 THIRD QUARTER OVERVIEW

The Company’s net income was $22.7 million for the three months ended September 30, 2014 and $19.5 million for the nine months ended September 30, 2014, respectively, compared to net income of $143,000 and $530,000 for the same periods in 2013. The increase in net income for the comparative period was due to an increase in income tax benefit resulting from the reversal of $19.5 million of the Company’s valuation allowance on its net deferred tax asset during the third quarter, offset by increases in certain operating expenses, primarily related to salaries and employee benefits, real estate owned and acquisition related expenses.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Net Income. The Company recorded net income of $22.7 million for the three months ended September 30, 2014 compared to net income of $143,000 for the three months ended September 30, 2013. The Company recorded net income of $19.5 million for the nine months ended September 30, 2014 compared to net income of $530,000 for the nine months ended September 30, 2013.

The increase in net income for the comparative periods was due to an increase in income tax benefit, partially offset by increases in certain operating expenses, primarily related to salaries and employee benefits, real estate owned and acquisition related expenses. During the quarter ended September 30, 2014, the Company recorded a valuation allowance reversal of $19.5 million on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized. During the third quarter, the Company also paid approximately $3.0 million in termination fees related to the termination of current core and online banking contracts of FNSC. During the second quarter, the Company elected to retire certain pension liabilities of the Company’s multiemployer defined benefit plan resulting in a charge of $2.9 million.  This election improved the funded status of the plan resulting in a significant reduction of the Company’s pension expense beginning in the third quarter of 2014. Additionally, during the second and third quarters of 2014, the Company performed a review of its REO properties and made a decision to more aggressively market certain properties resulting in a $618,000 REO loss provision during the second quarter of 2014 and $653,000 in the third quarter of 2014. Finally, the Company incurred acquisition related charges in the second and third quarters of 2014 of approximately $392,000 and 82,000, respectively, related to the FNSC acquisition.

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income for the third quarter of 2014 was $14.7 million, compared to $3.8 million for the same period in 2013. Net interest income for the nine months ended September 30, 2014 was $24.0 million, compared to $11.1 million for the same period in 2013. The increase in net interest income for the three and nine month comparison periods resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for the third quarter of 2014 was $16.2 million compared to $4.6 million for the same period in 2013. Interest income for the nine months ended September 30, 2014 was $27.5 million compared to $13.6 million for the same period in 2013. The increase in interest income for the three and nine months ended September 30, 2014 compared to the comparable periods in 2013 was primarily related to increases in the average balances of loans receivable and investment securities and yields earned on loans receivable as a result of the acquisition of FNSC. Interest income of the Company attributable to FNB and Heritage for the three and nine months ended September 30, 2014 amounted to $11.0 million and $12.6 million, respectively.

Interest Expense.   Interest expense for the third quarter of 2014 was $1.6 million compared to $825,000 for the same period in 2013. Interest expense for the nine months ended September 30, 2014 was $3.5 million compared to $2.5 million for the same period in 2013. The increase in interest expense for the three and nine months ended September 30, 2014 compared to the comparable periods in 2013 was primarily due to an increase in the average balance of deposit accounts, which balances substantially increased following the acquisition of FNSC. Interest expense of the Company attributable to FNB and Heritage for the three and nine months ended September 30, 2014 amounted to $509,000 and $589,000, respectively.

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

	Three Months Ended September 30,
	2014 vs. 2013
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$7,705	$1,255	$2,397	$11,357
Investment securities	1,071	(226)	(553)	292
Other interest-earning assets	(5)	--	--	(5)
Total interest-earning assets	8,771	1,029	1,844	11,644

Interest expense:
Deposits	1,271	(299)	(466)	506
Other borrowings	855	(8)	(611)	236
Total interest-bearing liabilities	2,126	(307)	(1,077)	742
Net change in net interest income	$6,645	$1,336	$2,921	$10,902

	Nine Months Ended September 30,
	2014 vs. 2013
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$10,123	$1,727	$1,447	$13,297
Investment securities	1,602	(380)	(528)	694
Other interest-earning assets	(103)	58	(15)	(60)
Total interest-earning assets	11,622	1,405	904	13,931

Interest expense:
Deposits	1,600	(549)	(354)	697
Other borrowings	494	(13)	(184)	297
Total interest-bearing liabilities	2,094	(562)	(538)	994
Net change in net interest income	$9,528	$1,967	$1,442	$12,937

Average Balance Sheets. The following table sets forth certain information relating to the Company's average balance sheets and reflects the average annualized yield on assets and average annualized cost of liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or interest expense by the average balance of assets or liabilities, respectively, for the periods presented and are presented on an annualized basis. Average balances are based on daily balances during the periods. Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities. Net interest margin represents net interest income as a percentage of average interest earning assets.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,045,076	$15,390	5.84%	$359,071	$4,033	4.46%
Investment securities(2)	213,813	728	1.35	61,880	436	2.80
Other interest-earning assets	50,370	105	0.83	52,580	110	0.83
Total interest-earning assets	1,309,259	16,223	4.92	473,531	4,579	3.84
Noninterest-earning assets	184,268			50,232
Total assets	$1,493,527			$523,763
Interest-bearing liabilities:
Deposits	$1,096,212	1,320	0.48	$427,945	814	0.76
Other borrowings	76,997	247	1.27	978	11	4.29
Total interest-bearing liabilities	1,173,209	1,567	0.53	428,923	825	0.76
Noninterest-bearing deposits	170,310			21,747
Noninterest-bearing liabilities	4,271			2,122
Total liabilities	1,347,790			452,792
Stockholders' equity	145,737			70,971
Total liabilities and stockholders' equity	$1,493,527			$523,763

Net interest income		$14,656			$3,754
Net earning assets	$136,050			$44,608
Interest rate spread			4.39%			3.08%
Net interest margin			4.44%			3.15%
Ratio of interest-earning assets to Interest-bearing liabilities			111.60%			110.40%

(1) Includes nonaccrual loans.

(2) Includes FHLB of Dallas and Federal Reserve Bank stock.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$653,780	$25,381	5.19%	$355,757	$12,084	4.54%
Investment securities(2)	131,157	1,846	1.88	54,873	1,152	2.81
Other interest-earning assets	51,728	321	0.83	70,690	381	0.72
Total interest-earning assets	836,665	27,548	4.40	481,320	13,617	3.78
Noninterest-earning assets	99,541			51,393
Total assets	$936,206			$532,713
Interest-bearing liabilities:
Deposits	$715,593	3,174	0.59	$434,772	2,477	0.76
Other borrowings	32,971	334	1.35	2,296	37	2.12
Total interest-bearing liabilities	748,564	3,508	0.63	437,068	2,514	0.77
Noninterest-bearing deposits	83,145			22,300
Noninterest-bearing liabilities	3,326			2,351
Total liabilities	835,035			461,719
Stockholders' equity	101,171			70,994
Total liabilities and stockholders' equity	$936,206			$532,713

Net interest income		$24,040			$11,103
Net earning assets	$88,101			$44,252
Interest rate spread			3.78%			3.01%
Net interest margin			3.84%			3.08%
Ratio of interest-earning assets to Interest-bearing liabilities			111.77%			110.12%

(1) Includes nonaccrual loans.

(2) Includes FHLB of Dallas and Federal Reserve Bank stock

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

Management determined that provisions for loan losses of $600,000 and $830,000 were required for the three and nine months ended September 30, 2014, respectively, to maintain the ALLL at an adequate level. Management determined the necessity of the provisions and the amounts thereof taking into consideration (i) loans originated by FFB and FNB and Heritage during the period subsequent to the acquisition date, (ii) decreases in the overall portfolio of nonperforming and classified loans of the Banks, (iii) continued improvement in the credit quality of First Federal’s loan portfolio, and (iv) ALLL coverage of nonaccrual loans. The ALLL as a percentage of loans receivable was 1.2% at September 30, 2014, compared to 3.3% at December 31, 2013. The ALLL as a percentage of nonaccrual loans was 136.8% at September 30, 2014, compared to 106.5% at December 31, 2013. The ALLL as a percentage of classified loans was 52.3% at September 30, 2014, compared to 86.1% at December 31, 2013. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A regular review will be completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $3.6 million for the three months ended September 30, 2014 increased from $1.4 million for the same period in 2013. Total noninterest income of $6.7 million for the nine months ended September 30, 2014 increased from $4.0 million for the same period in 2013. The increase in the three and nine month comparison periods was primarily due to an increase in deposit fee income and gain on sale of loans. The increase in deposit fee income was attributable to the acquisition of FNB and Heritage deposit accounts, which, for the three and nine months ended September 30, 2014, amounted to $1.3 million and $1.5 million, respectively in deposit fee income. The increase in profit on loans held for sale was due to an increase in the number of loans sold and the average profit on loans held for sale. First Federal sold 401 loans in the secondary market during the nine month period ended September 30, 2014 compared to 274 loans during the nine month period ended September 30, 2013.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, data processing expense, office occupancy expense, real estate owned expense, and other operating expense. Total noninterest expense increased $10.3 million or 205.3% during the third quarter of 2014 compared to the third quarter of 2013. Total noninterest expense increased $16.1 million or 110.5% during the nine months ended September 30, 2014 compared to the same period in 2013. The variances in certain noninterest expense items are further explained in the following paragraphs, with the aggregate expense increase for the three and nine month comparison periods being primarily related to the increase in employee compensation expense, data processing related expenses, loss provision on other real estate owned for the nine month comparison period, and expenses related to the acquisition of FNSC. Noninterest expense of the Company attributable to FNB and Heritage for the three and nine months ended September 30, 2014 amounted to $6.4 million and $7.2 million, respectively.

Salaries and Employee Benefits. Salaries and employee benefits increased $3.4 million and $7.6 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. The increase in the three and nine month comparison periods was primarily due to the merger with FNSC, the salaries and employee benefits for FNSC totaled $3.1 million and $3.5 million, respectively, for the three and nine months ended September 30, 2014. Additionally, the Company’s election in the second quarter of 2014 to retire certain pension liabilities of the Company’s multiemployer defined benefit plan resulted in a charge of $2.9 million.  This election improved the funded status of the plan resulting in a significant reduction of the Company’s pension expense beginning in the third quarter of 2014. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Salaries	$5,291	$2,368	$2,923	$10,758	$6,843	$3,915
Payroll taxes	360	163	197	887	596	291
Insurance	425	130	295	682	389	293
401(k) plan expenses	89	8	81	175	17	158
Defined benefit plan	42	151	(109)	3,250	369	2,881
Stock compensation	143	73	70	340	168	172
Other	(89)	(57)	(32)	(297)	(150)	(147)
Total	$6,261	$2,836	$3,425	$15,795	$8,232	$7,563

Net Occupancy Expense. The increases in net occupancy expense during the three and nine months ended September 30, 2014 compared to the same periods in 2013 of $986,000 and $1.0 million, respectively, were primarily related to the merger with FNSC. Net occupancy expense of the Company attributable to FNB and Heritage for the three and nine months ended September 30, 2014 amounted to $885,000 and $952,000, respectively.

Real Estate Owned, net. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Loss provisions	$653	$358	$295	$1,513	$533	$980
Net gain on sales	(46)	(316)	270	(188)	(690)	502
Rental income	(28)	(22)	(6)	(125)	(85)	(40)
Taxes and insurance	32	53	(21)	102	146	(44)
Other	39	60	(21)	156	178	(22)
Total	$650	$133	$517	$1,458	$82	$1,376

During the second and third quarters of 2014, the Company performed a review of its REO properties and made a decision to more aggressively market certain properties, resulting in REO loss provisions of $618,000 and $653,000, respectively. The decrease in gains on sales of REO is due to a decrease in sales of REO in the nine months of 2014 compared to the same period in 2013 due to an overall continued decrease in REO balances during the periods. Real estate owned expenses such as taxes, insurance and maintenance as well as rental income are expected to continue to decline as the size of the REO portfolio decreases. Future levels of loss provisions and net gains or losses on sales of real estate owned will depend on market conditions. The acquisition of FNSC had no material impact on real estate owned, net.

Data Processing. The increases in data processing expenses during the three and nine months ended September 30, 2014 compared to the same periods in 2013 of $3.8 million and $4.1 million, respectively, were primarily related to termination fees of $3.0 million paid in the third quarter of 2014 associated with the conversion of FNB and Heritage to certain of the Company’s data processing platforms.

Other Noninterest Expenses. The increases in other noninterest expenses during the three and nine months ended September 30, 2014 compared to the same periods in 2013 of $1.6 million and $2.1 million, respectively, were primarily due to expenses related to the acquisition of FNSC of approximately $474,000 recognized during the second and third quarters of 2014. The changes in other noninterest expenses are presented below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
FDIC insurance	$249	$139	$110	$494	$480	$14
Amortization of intangible assets	157	--	157	183	--	183
Professional fees	213	108	105	644	518	126
Advertising and public relations	494	71	423	795	215	580
Postage and supplies	263	91	172	466	308	158
Other	1,291	682	609	2,839	1,823	1,016
Total	$2,667	$1,091	$1,576	$5,421	$3,344	$2,077

Income Taxes. During the quarter ended September 30, 2014, the Company recorded a valuation allowance reversal of $19.5 million on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized.

LENDING ACTIVITIES

Loans Receivable. Changes in loan composition between September 30, 2014 and December 31, 2013, are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase
	2014	2013	(Decrease)	% Change

One- to four-family residential	$318,673	$129,308	$189,365	146.4%
Multifamily residential	44,365	25,773	18,592	72.1
Nonfarm nonresidential	379,560	168,902	210,658	124.7
Farmland	48,892	2,663	46,229	1,736.0
Construction and land development	89,165	23,891	65,274	273.2
Total real estate loans	880,655	350,537	530,118	151.2

Commercial	149,073	29,033	120,040	413.5

Consumer	33,268	4,368	28,900	661.6

Total loans receivable	1,062,996	383,938	679,058	176.9
Unearned discounts and net deferred loan costs	(165)	(78)	(87)	111.5
Allowance for loan and lease losses	(12,964)	(12,711)	(253)	2.0

Loans receivable, net	$1,049,867	$371,149	$678,718	182.9%

Total loans receivable increased $679.1 million to $1.1 billion at September 30, 2014, compared to $383.9 million at December 31, 2013. The increase in total loans receivable was primarily due to the acquisition of FNSC which increased the Company’s consolidated total loans receivable by $605.5 million at the date of acquisition. The remaining increase in the Company’s consolidated loan portfolio was due to an increase in originations by First Federal during the nine months and by FNB and Heritage since the date of acquisition of commercial, nonfarm nonresidential and multifamily loans.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated (dollars in thousands).

	September 30, 2014		December 31, 2013
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$4,569	0.30%	$4,258	0.77%	$311
Nonfarm nonresidential	3,214	0.21%	4,057	0.75%	(843)
Farmland	737	0.05%	782	0.15%	(45)
Construction and land development	615	0.04%	2,467	0.44%	(1,852)
Commercial	316	0.02%	350	0.06%	(34)
Consumer	26	--	24	0.01%	2

Total nonaccrual loans	9,477	0.62%	11,938	2.18%	(2,461)

Accruing loans 90 days or more past due	--	--	--	--	--

Real estate owned	5,542	0.36%	8,627	1.57%	(3,085)

Total nonperforming assets	15,019	0.98%	20,565	3.75%	(5,546)
Performing restructured loans	571	0.04%	494	0.09%	77

Total nonperforming assets and performing restructured loans (1)	$15,590	1.02%	$21,059	3.84%	$(5,469)

(1)

The table does not include substandard loans which were judged not to be impaired totaling $15.3 million at September 30, 2014 and $2.9 million at December 31, 2013 or acquired ASC 310-30 purchased credit impaired loans which are considered performing at September 30, 2014.

(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

The decrease in nonperforming assets at September 30, 2014 compared to December 31, 2013, was primarily due to sales of real estate owned of $3.1 million and net cash payments on nonaccrual loans of $2.4 million during the nine months ended September 30, 2014.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	September 30, 2014		December 31, 2013		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$835	8.8%	$1,043	8.7%	$(208)	0.1%
Over 90 days past due	3,702	39.1	6,308	52.8	(2,606)	(13.7)
30-89 days past due	655	6.9	637	5.3	18	1.6
Not past due	4,285	45.2	3,950	33.2	335	12.0
	$9,477	100.0%	$11,938	100.0%	$(2,461)	--

The following table presents nonaccrual loan activity for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Balance of nonaccrual loans—beginning of period	$11,938	$18,824
Loans added to nonaccrual status	2,248	2,942
Net cash payments	(2,428)	(4,476)
Loans returned to accrual status	(406)	(537)
Charge-offs to the ALLL	(473)	(1,668)
Transfers to REO	(1,402)	(2,017)

Balance of nonaccrual loans—end of period	$9,477	$13,068

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2013 and September 30, 2014 are presented in the following table (dollars in thousands).

	December 31, 2013	Additions(1)	Fair Value Adjustments	Net Sales Proceeds	Net Gain (Loss)	September 30, 2014
One- to four-family residential	$1,517	$542	$(93)	$(431)	$36	$1,571
Land	4,688	756	(579)	(1,987)	69	2,947
Nonfarm nonresidential	2,422	80	(841)	(720)	83	1,024
Total	$8,627	$1,378	$(1,513)	$(3,138)	$188	$5,542

(1)	Additions include $69,000 of real estate owned acquired in the FNSC acquisition in the second quarter of 2014.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of September 30, 2014 and December 31, 2013, the Banks did not have any assets classified as doubtful or loss.

The table below summarizes the Banks’ classified assets as of the dates indicated (dollars in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Nonaccrual loans	$9,477	$11,938	$13,068
Accruing classified loans	15,332	2,827	3,753
Classified loans	24,809	14,765	16,821
Real estate owned	5,542	8,627	9,835

Total classified assets	$30,351	$23,392	$26,656

Texas Ratio (1)	11.5%	24.8%	27.4%

Classified Assets Ratio (2)	23.3%	28.0%	31.9%

(1)	Defined as the ratio of nonaccrual loans and real estate owned to Tier 1 capital plus the allowance for loan and lease losses.
(2)	Defined as the ratio of total classified assets to Tier 1 capital plus the allowance for loan and lease losses.

The increase in classified assets during the nine months ended September 30, 2014, was primarily due to loans acquired in the FNSC merger, partially offset by sales of real estate owned and net cash payments on nonaccrual loans. Classified assets in the acquired loan portfolios totaled approximately $13.3 million at September 30, 2014.

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

The Banks consider their consolidated ALLL totaling approximately $13.0 million to be appropriate based on evaluations of the management of the Banks of their respective loan portfolios and the losses inherent in those loan portfolios as of September 30, 2014. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the allowance for loan and lease losses and other selected statistics for the periods indicated.

	Nine Months Ended September 30,
	2014	2013
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,062,996	$362,029
Average loans outstanding	$653,780	$355,757
Allowance at beginning of period	$12,711	$15,676
Charge-offs:
One- to four-family residential	(70)	(1,026)
Multifamily residential	--	(876)
Nonfarm nonresidential	(115)	(1,009)
Farmland	--	--
Construction and land development	(444)	(115)
Commercial	(29)	(380)
Consumer (1)	(122)	(107)
Total charge-offs	(780)	(3,513)
Recoveries:
One- to four-family residential	55	172
Multifamily residential	--	--
Nonfarm nonresidential	6	500
Farmland	--	--
Construction and land development	83	119
Commercial	10	77
Consumer (1)	49	47
Total recoveries	203	915
Net charge-offs	(577)	(2,598)
Total provisions for losses	830	--
Allowance at end of period	$12,964	$13,078

Allowance for loan and lease losses as a percentage of total loans outstanding at end of period	1.2%	3.6%

Net loans charged-off as a percentage of average loans outstanding	0.1%	1.0%

Allowance for loan and lease losses to nonaccrual loans	136.8%	100.1%

(1)      Consumer loan charge-offs include overdraft charge-offs of $100,000 and $90,000 for the nine months ended September 30, 2014 and 2013, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $34,000 and $41,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

	September 30,
	2014		2013
	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$4,556	29.98%	$5,875	37.11%
Multifamily residential	916	4.17	1,038	7.08
Nonfarm nonresidential	4,227	35.71	4,189	44.59
Farmland	290	4.60	280	0.69
Construction and land development	941	8.39	1,057	4.39
Commercial	1,933	14.02	552	4.81
Consumer	101	3.13	87	1.33
Total	$12,964	100.00%	$13,078	100.00%

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities available for sale (dollars in thousands).

	September 30, 2014	December 31, 2013	Increase (Decrease)

U.S. Government agencies	$106,505	$--	$106,505
Municipal securities	47,257	41,924	5,333
Mortgage-backed securities	36,614	28,904	7,710
Total	$190,376	$70,828	$119,548

The increase is due to the acquisition of FNSC which held $138.1 million of investments at the time of the acquisition. The overall yield of the investment portfolio was 1.35% as of September 30, 2014 compared to 2.86% at December 31, 2013.

DEPOSITS

Changes in the composition of deposits between September 30, 2014 and December 31, 2013, are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase
	2014	2013	(Decrease)	% Change

Checking accounts	$559,935	$127,764	$432,171	338.26%
Money market accounts	117,018	45,153	71,865	159.16
Savings accounts	115,149	30,150	84,999	281.92
Certificates of deposit	485,204	266,658	218,546	81.96

Total deposits	$1,277,306	$469,725	$807,581	171.93%

Total deposits increased in the comparison period primarily due to the acquisition of FNSC, with $761.3 million of the Company’s total deposits at September 30, 2014 being attributed to the FNSC acquisition. The remaining increase of $46.2 million in First Federal deposits was primarily due to an increase in certificates of deposit. The Banks manage the pricing of their deposits to maintain deposit balances commensurate with their overall balance sheet management and liquidity position.

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

At September 30, 2014, the Banks’ off-balance sheet arrangements principally included lending commitments, which are described below. At September 30, 2014, the Company had no interests in non-consolidated special purpose entities.

At September 30, 2014, commitments included:

■	total approved loan origination commitments outstanding amounting to $27.4 million, including approximately $4.7 million of loans committed to sell;
■	rate lock agreements with customers of $10.1 million, all of which have been locked with an investor;
■	funded mortgage loans committed to sell of $7.5 million;
■	unadvanced portion of construction loans of $45.1 million;
■	unused lines of credit of $92.3 million;
■	outstanding standby letters of credit of $4.0 million; and
■	total predetermined overdraft protection limits of $15.9 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $10.1 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at September 30, 2014.

Historically, a very small percentage of predetermined overdraft limits have been used. At September 30, 2014, overdrafts of accounts with Bounce Protection™ represented usage of 3.16% of the limit.

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

The Company’s primary uses of cash include injecting capital into subsidiaries, stock repurchases, debt service requirements, and paying for general operating expenses. The Company had a cash balance of $260,000 at September 30, 2014.

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

At September 30, 2014, the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four options for its subsidiary banks: (1) $275.3 million of available blanket borrowing capacity with the FHLB-Dallas, (2) $47.1 million of investment securities available to pledge for federal funds or other borrowings, (3) $123.9 million of available unsecured federal funds borrowing lines and (4) up to $8.6 million of available borrowing capacity from borrowing programs of the FRB. In addition, at September 30, 2014, the Company had available borrowing capacity of $0.4 million with an unaffiliated bank.

At September 30, 2014, the Company’s and the Banks’ overall liquidity ratio was approximately 12.1% which represents liquid assets as a percent of deposits and borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 50.1%, which represents liquid assets plus borrowing capacity at the FHLB, FRB and correspondent banks as a percentage of deposit and borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities, and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy our current operations of the Company and the subsidiary banks.

At September 30, 2014, the Company’s core, tier 1 and total risk-based capital ratios amount to 8.10%, 10.29% and 11.43%, respectively, compared to capital adequacy requirements of 4%, 4% and 8%. See Note 17 to the Consolidated Financial Statements for more information about the Company’s and the Banks’ capital requirements and ratios.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and information relating to the Company and its subsidiary banks that are based on the beliefs of management as well as assumptions made by and information currently available to management. As used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company, its subsidiary banks or the management thereof, are intended to identify forward-looking statements.

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

As of September 30, 2014, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.5% and 5.4%, respectively, relative to the base case over the next twelve months and decreases in interest rates of 100 basis points would result in a positive variance in net interest income of 0.5% relative to the base case over the next twelve months.  The likelihood of a decrease in interest rates as of September 30, 2014 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

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

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. On June 13, 2014, we completed the acquisition of FNSC, and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting during the second quarter of 2014 to include the operations of FNSC. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.      Legal Proceedings

Neither the Company nor the Banks are a party to or involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.     Risk Factors

The Company may fail to realize the anticipated cost savings or any other benefits from the acquisition of FNSC.

The Company pursued the acquisition of FNSC with the expectation that the merger would result in benefits to the Company, including cost savings. Although the Company estimates that it will realize cost savings of at least $500,000 annually (excluding one-time costs and expenses associated with the acquisition) from the merger, it is possible that the estimates of the potential cost savings could be incorrect. For example, future business developments may require the Company to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. The cost savings estimates also depend on the Company’s ability to combine the acquired businesses with the Company’s existing operations in a manner that permits those costs savings to be realized. If the estimates turn out to be incorrect or the Company is not able to combine the two companies successfully, the anticipated cost savings may not be fully or partially realized, or may take longer to realize than expected.

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

BEAR STATE FINANCIAL, INC.

Date:	November 7, 2014	By:	/s/ Richard N. Massey
Richard N. Massey
Chief Executive Officer

Date:	November 7, 2014	By:	/s/ Matt Machen
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