Form 10-K
period 2014-12-31
BEAR STATE FINANCIAL, INC.
filed 2015-03-27
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated Filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate value of the 7,874,486 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 22,152,258 shares held by affiliates of the Registrant as a group, was approximately $69.9 million. This figure is based on the last sales price of $8.88 per share of the Registrant’s Common Stock on June 30, 2014.

Number of shares of Common Stock outstanding as of March 19, 2015: 33,375,753

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 29, 2015 (the “2015 Proxy Statement”) are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

Bear State Financial, Inc.

Form 10-K

For the Year Ended December 31, 2014

PART I.

Item 1. Business

GENERAL

Bear State Financial, Inc. Bear State Financial, Inc. (the "Company") is an Arkansas corporation and bank holding company. The Company was originally incorporated in Texas in January 1996 under the name First Federal Bancshares of Arkansas, Inc. to serve as the unitary holding company of First Federal Bank (“First Federal”). The Company reincorporated from the State of Texas to the State of Arkansas on July 20, 2011. On June 3, 2014, the Company changed its name from First Federal Bancshares of Arkansas, Inc. to Bear State Financial, Inc. and adopted the new NASDAQ ticker symbol “BSF.” On June 13, 2014, the Company completed its merger with First National Security Company (“FNSC”), the parent company for First National Bank headquartered in Hot Springs, Arkansas (“First National”) and Heritage Bank, N.A. headquartered in Jonesboro, Arkansas (“Heritage Bank”). On February 13, 2015 First Federal, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. Any reference in this Annual Report on Form 10-K to the “Bank” shall mean Bear State Bank, N.A., if such reference pertains to the time period after giving effect to the charter consolidation and shall mean each of First Federal, First National and Heritage Bank, collectively, if such reference pertains to the time period before giving effect to the charter consolidation.

The primary asset of the Company is the capital stock of the Bank. The business and management of the Company consists of the business and management of the Bank. At December 31, 2014, the Company had $1.5 billion in total assets, $1.3 billion in total liabilities and $170.5 million in stockholders' equity. The Company’s primary regulator is the Federal Reserve Bank (“FRB”).The Company's principal executive office is located at 900 South Shackleford Road, Suite 401, Little Rock, Arkansas 72211, and its telephone number is (501) 320-4904.

Bear State Bank. The Bank is a national banking association. The Bank conducts business from its home office in Little Rock, Arkansas, 43 banking locations and three loan production offices which are located in various communities throughout Arkansas and Southeast Oklahoma.

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

The Bank is regulated by the Office of the Comptroller of the Currency ("OCC"), which is the Bank's chartering authority and primary regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”), the administrator of the Deposit Insurance Fund ("DIF"), and is subject to certain reserve requirements established by the Board of Governors of the FRB. The Bank’s deposits are insured by the DIF to the maximum extent permitted by law. The Bank is also a member of the Federal Home Loan Bank of Dallas ("FHLB").

Business Strategy

The Bank’s main goal is to be among the highest-performing community banks in offering the loan and deposit services described below. Management will focus on building high-quality and profitable banking relationships and providing exceptional customer service to attract and retain customers; building a performance-based culture; refining and expanding the delivery of commercial banking products to market segments historically underserved by the Bank; expanding market share by opening new branch locations; and pursuing opportunities to acquire other financial institutions or branches and to develop or acquire businesses that generate non-interest income.

Lending Activities

General. At December 31, 2014, the Bank’s portfolio of net loans receivable amounted to $1.1 billion or 68.7% of the Company's total assets. The Bank has traditionally concentrated its lending activities on loans collateralized by real estate, with $881.4 million or 83.5% of the Bank's total portfolio of loans receivable consisting of loans collateralized by real estate at December 31, 2014.

Origination, Purchase and Sale of Loans. The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and policies established by the Bank’s Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals, walk-in customers to the Bank’s branch locations, solicitation by loan officers, advertising and the Bank’s Internet website. From time to time, the Bank may also purchase loan participations from other financial institutions.

To minimize interest rate risk, fixed rate one- to four-family residential mortgage loans with terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market. The rights to service such loans are typically sold with the loans. This allows the Bank to provide its customers competitive long-term fixed rate mortgage products while not exposing the Bank to undue interest rate risk. These loans are originated in conformance with Fannie Mae, Freddie Mac and the specific investor’s underwriting guidelines. The Bank typically locks and confirms the purchase price of the loan on the day of the loan application, which protects the Bank from market price movements and ensures that the Bank will receive a fair and reasonable price on the sale of the respective loan. For the years ended December 31, 2014 and 2013, the Bank’s secondary market loan sales amounted to $98.3 million and $54.3 million, respectively. The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans in the secondary market, the Bank periodically sells loans or loan participations to other banks in order to comply with the Bank’s loans to one borrower limit or for credit diversification purposes. In such situations, the loans are typically sold with servicing retained. At December 31, 2014 and 2013, the balances of loans sold with servicing retained were approximately $23.5 million and $12.9 million, respectively. Loan servicing fee income for the years ended December 31, 2014 and 2013 was not material.

One- to Four-Family Residential Real Estate Loans. At December 31, 2014, $320.5 million or 30.4% of the Bank’s total loan portfolio consisted of one- to four-family residential real estate loans. Of the $320.5 million of such loans at December 31, 2014, $88.9 million or 27.8% had adjustable rates of interest and $231.6 million or 72.2% had fixed rates of interest. At December 31, 2014, the Bank had $5.0 million of nonaccrual one- to four-family residential real estate loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2014, the Bank had a loan portfolio of fully amortizing adjustable rate mortgage loans (“ARMs”) totaling $88.9 million as described above. These ARMs provide for an interest rate that adjusts periodically in accordance with a designated index plus a margin. The Bank's adjustable rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties and do not provide for negative amortization and typically contain "due on sale" clauses. Adjustable rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

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

Multifamily Residential Real Estate Loans. At December 31, 2014, $45.2 million or 4.3% of the Bank's total loan portfolio consisted of loans collateralized by multifamily residential real estate properties. At December 31, 2014, the Bank did not have any nonaccrual multifamily real estate loans.

The Bank has originated both fixed rate and adjustable rate multifamily loans. Fixed rate loans are generally originated with amortization periods not to exceed 25 years, and typically have balloon periods no longer than ten years. Adjustable rate loans are typically amortized over terms up to 25 years, with interest rate adjustments periodically. Loan-to-value percentages on the Bank's multifamily real estate loans are currently limited to 80%. It is also the Bank's general policies to obtain loan guarantees, as applicable, on its multifamily residential real estate loans from the principals of the borrower.

The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multifamily real estate as well as regional and economic conditions generally.

Nonfarm Nonresidential Loans. At December 31, 2014, $370.0 million or 35.1% of the Bank's total loan portfolio consisted of loans collateralized by existing nonfarm nonresidential properties. At December 31, 2014, the Bank had nonaccrual nonfarm nonresidential loans of $3.1 million. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Regulatory guidelines and the Bank’s policies require that properties securing nonfarm nonresidential loans over $250,000 be appraised by licensed real estate appraisers pursuant to state licensing requirements and federal regulations. The Bank underwrites nonfarm nonresidential loans specifically in relation to the type of property being collateralized. Primary underwriting considerations for these loans include the creditworthiness of the borrower, the quality and location of the real estate, the sustainable cash flows of the project, projected occupancy rates, the quality of management involved with the project and the financial strength of the guarantor, if applicable. As part of the underwriting of these loans, the Bank prepares a cash flow analysis that includes a vacancy rate projection, expenses for taxes, insurance, maintenance and repair reserves as well as debt coverage ratios. The Bank’s nonfarm nonresidential loans are generally originated with amortization periods not to exceed 25 years and are structured with three to ten year balloon terms. The Bank attempts to keep maturities of these loans as short as possible in order to enable the Bank to better manage its interest rate risk profile.

Nonfarm nonresidential lending entails additional risks as compared to the Bank’s one- to four-family residential property loans. The repayment on such loans is typically dependent on the successful operation of the real estate project, which is sensitive to changes in supply and demand conditions in the market for commercial real estate, and on regional and economic conditions.

Farmland Loans. At December 31, 2014, farmland loans amounted to $47.2 million or 4.5% of the Bank’s total loan portfolio. At December 31, 2014, the Bank had $734,000 of nonaccrual farmland loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The types of credits in this category include loans secured by real estate employed for row crop and livestock production, pasture and grazing, forestry and timber purposes and other similar uses. The terms for these loans are generally five years or less with fixed or floating rates of interest and amortization periods typically not to exceed ten years. The underwriting of these loans is based primarily on the cash flow generated by the intended productive use of the property and the financial strength of the borrowing entity and the guarantors of the loan, if any.

The risks associated with these loans tend to be directly related to the economics of the underlying property use. There are certain macro-level factors, including environmental and weather patterns, national and global supply and demand for the product and the national political environment, that affect the strength of the agricultural, livestock and timber sectors. The experience and success of the borrower in the market segment, the Bank’s history with the borrower and the financial strength of any guarantors are all considered when extending loans in this category. Advance rates on these types of loans generally do not exceed 75% of the value of the real estate.

Construction and Land Development Loans. At December 31, 2014, construction loans, including land loans, amounted to $98.6 million or 9.3% of the Bank’s total loan portfolio. At December 31, 2014, the Bank had $624,000 of nonaccrual construction and land loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Commercial Loans. The Bank also offers secured and unsecured commercial loans. Secured commercial loans are primarily collateralized by equipment, inventory and accounts receivable. At December 31, 2014, such loans amounted to $139.9 million or 13.3% of the total loan portfolio. At December 31, 2014, the Bank had nonaccrual commercial loans of $306,000. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This portfolio includes loans with funds used for commercial purposes including loans to finance enterprise, including agricultural, working capital needs; purchase equipment; support accounts receivable and inventory and other similar business needs.

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

Consumer Loans. The consumer loans offered by the Bank primarily consist of automobile loans, deposit account secured loans, and unsecured loans. Consumer loans amounted to $33.8 million or 3.2% of the total loan portfolio at December 31, 2014, of which $10.4 million consisted of automobile loans and $23.4 million consisted of other consumer loans. At December 31, 2014, the Bank had nonaccrual consumer loans of $34,000. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank's vehicle loans are typically originated for the purchase of new and used cars and trucks. Such loans are generally originated with a maximum term of five years. The Bank may offer extended terms on automobile loans to some customers based upon their creditworthiness and the age of the vehicle.

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

Sources of Funds

General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and interest payments, maturities, sales and calls of investment securities, and advances from the FHLB. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings are used when funds from loan and deposit sources are insufficient to meet funding needs or for asset/liability management purposes. FHLB advances are the primary source of borrowings.

Deposits. The Bank's deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, early withdrawal penalties and the interest rate.

The Bank considers its primary market area to be Arkansas and Southeast Oklahoma. The Bank utilizes traditional marketing methods to attract new customers and deposits. The Bank does not advertise for retail deposits outside of its primary market area. The Bank uses brokered deposits and non-brokered institutional internet certificates of deposit as additional sources of funds to augment the retail CD market. At December 31, 2014, internet certificates of deposit represented approximately 5.0% of deposits and brokered deposits represented approximately 1.8% of deposits.

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

Borrowed funds. The Bank utilizes FHLB advances in its normal operating and investing activities when this funding source offers cost effective funds that are consistent with the Bank’s asset and liability management goals. The Bank pledges substantially all of its loans under a blanket lien and through certain loans held in custody at FHLB. The Bank’s borrowing capacity with the FHLB is directly tied to the amount of the Bank’s qualifying loans pledged. FHLB advances are subject to prepayment penalties if repaid prior to the maturity date.

At December 31, 2014, the Bank’s additional borrowing capacity with FHLB was $267.1 million, comprised of qualifying loans collateralized by first-lien one- to four-family mortgages with a lendable value of $41.4 million held in custody at the FHLB and substantially all of the remaining loans at December 31, 2014 under a blanket lien with the FHLB less outstanding advances at December 31, 2014 of $43.1 million. The Bank also maintains borrowing capacity from the FRB of $8.6 million and from correspondent banks of $123.9 million at December 31, 2014.

Competition

The Bank conducts business through 43 branches in the market areas of Baxter, Benton, Boone, Craighead, Garland, Howard, Little River, Marion, Miller, Mississippi, Montgomery, Pike, Polk, Pulaski, Saline, Scott, Sevier and Washington Counties in Arkansas and McCurtain County in Oklahoma. The following table presents the Bank’s market share percentage for total deposits as of June 30, 2014, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial, which compiles deposit data published by the FDIC as of June 30, 2014 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

	2014
County	Market Share (%)	Market Rank	Number of Branches

Baxter, AR	11.30	4	3
Benton, AR	1.14	16	2
Boone, AR	32.32	1	3
Craighead, AR	9.14	4	7
Garland, AR	4.86	6	4
Howard, AR	16.92	3	2
Little River, AR	32.93	2	1
Marion, AR	9.10	3	1
McCurtain, OK	12.23	4	2
Miller, AR	0.34	7	1
Mississippi, AR	4.80	6	2
Montgomery, AR	63.56	1	2
Pike, AR	18.19	2	3
Polk, AR	24.47	2	4
Pulaski, AR	0.16	20	2
Saline, AR	1.04	13	1
Scott, AR	30.32	2	1
Sevier, AR	17.32	3	1
Washington, AR	1.22	13	3

The Bank faces strong competition in its market areas both in attracting deposits and making loans. The most direct competition for deposits has historically come from commercial banks, savings associations and credit unions. In addition, the Bank has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Bank to attract and retain savings and certificates of deposit depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. The Bank’s ability to increase checking deposits depends on offering competitive checking accounts and promoting these products through effective channels. Additionally, the Bank offers convenient hours, locations and online services to maintain and attract customers.

The Bank experiences strong competition for loans principally from commercial banks and mortgage companies. The Bank competes for loans through interest rates, loan terms, and fees charged and the efficiency and quality of services provided.

Employees

The Company and the Bank had 403 full-time employees and 20 part-time employees at December 31, 2014, compared to 174 full-time employees and 16 part-time employees at December 31, 2013. The increase in the number of employees is primarily related to the merger with FNSC. None of our employees is represented by any union or similar group, and the Bank believes that it enjoys good relations with its personnel.

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. In addition to investments in service corporations, the Bank is permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which the Bank may engage directly. The Bank's only subsidiary, First Harrison Service Corporation (the "Service Corporation"), was formed in 1971. At December 31, 2014, the Service Corporation was inactive.

Available Information

The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable on or through its website located at www.bearstatebank.com after filing with the United States Securities and Exchange Commission (“SEC”). Information on, or accessible through, the Company’s website is not a part of and is not incorporated into this Annual Report on Form 10-K and the inclusion of the Company’s website address in this report is an inactive textual reference.

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

The Company

General. The Company, as a bank holding company within the meaning of the Bank Holding Company Act ("BHCA"), is subject to FRB regulations, examinations, supervision and reporting requirements. The most recent regulatory examination of the Company by the FRB was conducted during May 2014. As a subsidiary of a bank holding company, the Bank is also subject to certain restrictions in its dealings with the Company and affiliates thereof.

The BHCA limits the activities of the Company and any entities controlled by the Company to the activities of banking, managing and controlling banks, furnishing or performing services for its subsidiaries, and any other activity that the FRB determines to be incidental to or clearly and closely related to banking.

Acquisitions. Under the BHCA, a bank holding company must obtain prior FRB approval before engaging in acquisitions of banks or bank holding companies. In particular, the FRB must generally approve:

●

the acquisition of direct or indirect ownership or control of any voting securities of a bank or bank holding company if the acquisition results in the company’s control of more than 5% of the outstanding shares of any class of voting securities of the bank or bank holding company,

●	the acquisition by a bank holding company or by a subsidiary thereof, other than a bank, of all or substantially all of the assets of a bank, and
●	the merger or consolidation of bank holding companies.

Restrictions on Transactions with Affiliates.   Transactions between an insured depository institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and OCC regulations. Affiliates generally include, among other entities, the institution’s holding company and companies that are controlled by or under common control with the institution. Generally, Section 23A (i) limits the extent to which the insured depository institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the association or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by an insured depository institution to an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2014, the Bank was in compliance with the above restrictions.

The Bank

General. The OCC has extensive authority over the operations of national banks. As part of this authority, national banks are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC and the FDIC. The most recent regulatory examination of the Bank by the OCC consisted of full scope examinations during March 2014 for First Federal and October 2014 for First National and Heritage Bank.

The OCC's enforcement authority over all national banks and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including the filing of misleading or untimely reports with the OCC.

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

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

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

FDIC insurance expense totaled $753,000 and $589,000 for the years ended December 31, 2014 and 2013, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: created the Consumer Financial Protection Bureau (the “CFPB”), which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (i) significantly expanded requirements applicable to loans secured by one-to-four family residential real property, (ii) imposed strict rules on mortgage servicing, and (iii) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; repealed the prohibition on the payment of interest on business checking accounts; restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; enhanced oversight of credit rating agencies; and prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues of financial institutions.

Numerous provisions of the Dodd-Frank Act were required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but are not yet final. Although the reforms primarily targeted systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Our management will continue to evaluate the effect of the Dodd-Frank Act on the business and operations of the Company and the Bank.

Consumer Laws and Regulations. Banks are subject to certain laws and regulations that are designed to protect consumers. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and consumer privacy protection provisions of the Gramm-Leach-Bliley Act and comparable state laws. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions deal with consumers. With respect to consumer privacy, the Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

The Dodd-Frank Act created the CFPB within the Federal Reserve System. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against state-chartered institutions. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulatory agencies for consumer compliance purposes.

During 2013, the CFPB issued a series of proposed and final rules related to mortgage loan origination and mortgage loan servicing. In particular, in January 2013, the CFPB issued its final rule, which was effective January 10, 2014, on ability to repay and qualified mortgage standards to implement various requirements of the Dodd-Frank Act amending the Truth in Lending Act. The final rule requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a borrower will have the ability to repay a mortgage loan according to its terms before making the loan. The final rule also includes a definition of a “qualified mortgage,” which provides the lender with a presumption that the ability to repay requirements has been met. This presumption is conclusive (i.e. a safe harbor) if the loan is a “prime” loan and rebuttable if the loan is a higher-priced, or subprime, loan. The ability-to-repay rule has the potential to significantly affect our business, as a borrower can challenge a loan’s status as a qualified mortgage or that the lender otherwise established the borrower’s ability to repay in a direct cause of action for three years from the origination date, or as a defense to foreclosure at any time. In addition, the value and marketability of non-qualified mortgages may be adversely affected.

Interchange Fees. The Dodd-Frank Act also amended the Electronic Fund Transfer Act to require that the amount of any interchange fee charged for electronic debit transactions by debit card issuers having assets over $10 billion must be reasonable and proportional to the actual cost of a transaction to the issuer, commonly referred to as the “Durbin Amendment”. The FRB has adopted final rules which limit the maximum permissible interchange fees that such issuers can receive for an electronic debit transaction. Although the restrictions on interchange fees do not apply to institutions with less than $10 billion in assets, the price controls could negatively impact bankcard services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

Volcker Rule. The Dodd-Frank Act amended the BHCA to require the federal banking regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and/or private equity fund), commonly referred to as the “Volcker Rule.” In December 2013, the federal banking regulatory agencies adopted a final rule construing the Volcker Rule, which was effective April 1, 2014. Banking entities will have until July 21, 2016 (expected to be extended until July 21, 2017 by the FRB) to conform their activities to the requirements of the rule.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are significantly more stringent than those in place previously.

Required Capital Levels. The OCC has established minimum capital standards for national banks. The minimum capital standards effective for the year ended December 31, 2014 were:

●

A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted book assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

●	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). “Total Capital” consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of a bank’s allowance for loan and lease losses. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations consist of balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% are applied.

The capital standards described above are minimum requirements and were increased beginning January 1, 2015 under Basel III, as discussed below. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Under the capital regulations of the FDIC and FRB, in order to be “well-capitalized,” a banking organization, for the year ended December 31, 2014, must have maintained:

●	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,

●	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and

●	A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The FDIC and FRB guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions would be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

Higher capital levels could also be required if warranted by the particular circumstances or risk profile of individual banking organizations. For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

The Basel International Capital Accords. The risk-based capital guidelines described above, which apply to the Bank and the Company, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis. Basel III was intended to be effective globally on January 1, 2013, with phase-in of certain elements continuing until January 1, 2019, and it is currently effective in many countries.

U.S. Implementation of Basel III. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements previously, which were in the form of guidelines, Basel III was released in the form of regulations by each of the federal regulatory agencies. The Basel III Rule is applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule not only increased most of the required minimum capital ratios as of January 1, 2015, but it introduced the concept of “Common Equity Tier 1 Capital,” which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments. The Basel III Rule also established more stringent criteria for instruments to be considered “Additional Tier 1 Capital” (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital were permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which formerly qualified as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will instead qualify as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

As of January 1, 2015, the Basel III Rule requires:

●	A new minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.5%;

●	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;

●	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

●	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements and adding the Common Equity Tier 1 Capital ratio. In order to be “well-capitalized” under the new regime, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5%, or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10%, or more; and a leverage ratio of 5% or more.

In addition, institutions that seek the freedom to make capital distributions (including dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.

As discussed above, most of the capital requirements are based on a ratio of specific types of capital to “risk-weighted assets.” Not only did Basel III change the components and requirements of capital, but, for nearly every class of financial assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banking institutions will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the previous treatment, which neutralized such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and the Bank to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. The Company and the Bank expect to make this election to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.

Banking institutions (except for large, internationally active financial institutions) became subject to the Basel III Rule on January 1, 2015, and the Company and the Bank expect to be in compliance with the new required ratios. There are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

Other Financial Regulatory Matters

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2014, the Bank had $43.1 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the sum of 0.04% of total assets as of the previous December 31 and 4.10% of outstanding advances. At December 31, 2014, the Bank had $2.4 million in FHLB stock, which was in compliance with this requirement. No ready market exists for such stock and it has no quoted market value.

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits (primarily NOW and regular checking accounts). For 2015: the first $14.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $14.5 million to $103.6 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $103.6 million, the reserve requirement is $2.7 million plus 10% of the aggregate amount of total transaction accounts in excess of $103.6 million. These reserve requirements are subject to annual adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at an FRB, the effect of this reserve requirement is to reduce an institution's earning assets.

Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. As used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek," "will," "should" and similar expressions, or the negative thereof, as they relate to the Company, the Bank or the management thereof, are intended to identify forward-looking statements.

The statements presented herein with respect to, among other things, the Company’s or the Bank’s plans, objectives, expectations and intentions, anticipated changes in noninterest expenses in future periods, changes in earnings, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, asset, and earnings growth, growth in new and existing customer relationships, our intentions with respect to our investment securities, and financial and other goals and plans are forward looking.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Economic and financial conditions, including volatility in interest rates, equity prices and the value of financial assets;

●	Volatility in the capital or credit markets;

●	The impact of conditions in the real estate market in the areas in which we do business;

●

The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

●	Strategic actions, including mergers and acquisitions and our success in integrating acquired businesses, including our success in integrating the operations of FNSC into the Company;

●	The failure of assumptions underlying the establishment of our allowance for loan and lease losses;

●	The occurrence of hostilities, political instability or catastrophic events;

●

Developments and changes in laws and regulations, including increased regulation of the banking industry through legislative action and revised rules and standards applied by the OCC, the FRB, the FDIC and other federal and state banking regulators;

●

Disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment; and

●

Such other factors as discussed in Part I, Item 1A. Risk Factors and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

Risks Related to Our Business:

Our profitability is dependent on our banking activities.

Because we are a bank holding company, our profitability is directly attributable to the success of our bank subsidiary. Our banking activities compete with other banking institutions on the basis of service, convenience and price. Due in part to regulatory changes and consumer demands, banks have experienced increased competition from other entities offering similar products and services. We rely on the profitability of our bank subsidiary and dividends received from our bank subsidiary for payment of our operating expenses and satisfaction of our obligations. As is the case with other similarly situated financial institutions, our profitability will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general and, because of the location of our banking offices, changes in economic conditions in the State of Arkansas in particular.

Changes in interest rates could have a material adverse effect on the Bank’s profitability and asset values.

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect net interest income by affecting the difference between the weighted average yield earned on interest earning assets and the weighted average rate paid on interest bearing liabilities, or interest rate spread, and the average life of interest earning assets and interest bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. As of December 31, 2014, the Bank’s model simulations projected that 100, 200 and 300 basis point increases in interest rates would result in positive variances in net interest income of 2.39%, 4.67% and 6.30%, respectively, relative to the base case over the next twelve months and decreases in interest rates of 100 basis points would result in a negative variance in net interest income of (0.03)% relative to the base case over the next twelve months. Based on these measures, the Bank estimates a limited impact on earnings for various interest rate change scenarios. Significant changes in the composition of our rate sensitive assets or liabilities could result in a more unbalanced position possibly causing interest rate changes to have a material impact on our earnings. In addition, earnings may be adversely affected during any period of changes in interest rates due to a number of factors including among other items, call features and interest rate caps and floors on various assets and liabilities, prepayments, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

In addition a significant and prolonged increase in interest rates could have a material adverse effect on the fair value of the investment securities portfolio classified as available for sale and, accordingly, shareholders’ equity. At December 31, 2014 the Bank had $174.2 million of investment securities, all of which were classified as available for sale which resulted in recording a net unrealized gain of $577,000. Based on market rates at December 31, 2014 it was estimated that a 200 basis point increase in rates would have resulted in an approximate 6.3% decrease in the fair value of the securities.

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

We could experience deficiencies in our allowance for loan and lease losses.

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

• the existence and effect of concentrations of credit; and

• results of regulatory examinations.

Based on these factors, management makes various assumptions and judgments about the ultimate collectability of the loans in the portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and management must make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, the board of directors and the OCC periodically review the allowance for loan and lease losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. The OCC’s judgments may differ from management. While management believes that the allowance for loan and lease losses is appropriate based on our evaluation, management may determine that an increase in the allowance for loan and lease losses is needed or regulators may require an increase in the allowance. Either of these occurrences could materially and adversely affect the Company’s financial condition and results of operations.

We depend on key personnel for our success.

Our operating results and ability to adequately manage our growth and minimize loan and lease losses are highly dependent on the services, managerial abilities and performance of our current executive officers and other key personnel. We have an experienced management team that our board of directors believes is capable of managing and growing our business. We do not have employment contracts with our executive officers or key personnel. Losses of or changes in our current executive officers or other key personnel and their responsibilities may disrupt our business and could adversely affect our financial condition, results of operations and liquidity. Additionally, our ability to retain our current executive officers and other key personnel may be further impacted by existing and proposed legislation and regulations regarding incentive compensation that is affecting the financial services industry. There can be no assurance that we will be successful in retaining our current executive officers or other key personnel, or hiring additional key personnel to assist in executing our growth strategy.

Our business depends on the condition of the local and regional economies where we operate.

All of our banking offices are located in Arkansas and Southeast Oklahoma. As a result our financial condition and results of operations may be significantly impacted by changes in the Arkansas and Oklahoma economies. Slowdown in economic activity, deterioration in housing markets or increases in unemployment and under-employment in these areas may have a significant and disproportionate impact on consumer and business confidence and the demand for our products and services, result in an increase in non-payment of loans and leases and a decrease in collateral value, and significantly impact our deposit funding sources. Any of these events could have an adverse impact on our financial position, results of operations and liquidity.

A portion of the loan portfolio is related to commercial real estate and construction activities. Unexpected declines in real estate values and other market uncertainties may negatively impact these loans and could adversely impact results of operations.

As of December 31, 2014, approximately 49% of loans consisted of commercial real estate or construction project loans. Commercial real estate and construction lending are generally considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, a need for a general stability of interest rates and loan terms that often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.

The Company and the Bank could be materially and adversely affected if any of our officers or directors fails to comply with bank and other laws and regulations.

Like any business, we are subject to risk arising from potential employee misconduct, including non-compliance with policies. Any interventions by regulatory authorities following such employee misconduct may result in adverse judgments, settlements, fines, penalties, injunctions, suspension or expulsion of our officers or directors from the banking industry. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain business activities. Significant regulatory action against the Company or the Bank or its officers or directors could materially and adversely affect the Company and the Bank’s business, financial condition or results of operations or cause significant reputational harm.

The Bank may incur increased employee benefit costs which could have a material adverse effect on its financial condition and results of operations.

The Company is a participant in the multiemployer Pentegra Defined Benefit Plan (the “Pentegra DB Plan”). Since the Pentegra DB Plan is a multiemployer plan, contributions of participating employers are commingled and invested on a pooled basis without allocation to specific employers or employees. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. In addition, if a participating employer stops contributing to the plan, the unfunded obligations of the multiemployer plan may be borne by the remaining participating employers.

Although the Pentegra DB Plan has been frozen since July 1, 2010, the Company has continued to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan.  The level of amortization charges is determined by the Pentegra DB Plan's funding shortfall, which is determined by comparing the Pentegra DB Plan’s liabilities to the Pentegra DB Plan’s assets.  Net pension expense was approximately $3.3 million and $532,000 for the years ended December 31, 2014 and 2013, respectively, and contributions to the Pentegra DB Plan totaled $3.0 million and $622,000 for the years ended December 31, 2014 and 2013, respectively. In the second quarter of 2014, the Company elected to retire certain pension liabilities of the Pentegra DB Plan which resulted in a charge of $2.9 million. Although this election improved the funding status, material increases to the estimated amount of the Bank’s required contribution may occur. Additionally, if the Bank were to terminate its participation in the Pentegra DB Plan, the Bank could incur a significant withdrawal liability. Any of these events could have a material adverse effect on our financial condition, results of operations and liquidity.

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

We are subject to environmental liability risks.

A significant portion of our loan and lease portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to real properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. Additionally, we have acquired a number of retail banking facilities and other real properties as a result of the FNSC merger, any of which may contain hazardous or toxic substances. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. We have policies and procedures that require either formal or informal evaluation of environmental risks and liabilities on real property (i) before originating any loan or foreclosure action, except for (a) loans originated for sale in the secondary market secured by one-to-four family residential properties and (b) certain loans where the real estate collateral is second lien collateral. These policies, procedures and evaluations may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on our financial condition, results of operations and liquidity.

If we do not properly manage our credit risk, our business could be seriously harmed.

There are substantial risks inherent in making any loan or lease, including, but not limited to –

■	risks resulting from changes in economic and industry conditions;

■	risks inherent in dealing with individual borrowers;

■	risks inherent from uncertainties as to the future value of collateral; and

■	the risk of non-payment of loans and leases.

Although we attempt to minimize our credit risk through prudent loan and lease underwriting procedures and by monitoring concentrations of our loans and leases, there can be no assurance that these underwriting and monitoring procedures will reduce these risks. Moreover, as we expand into new markets, credit administration and loan and lease underwriting policies and procedures may need to be adapted to local conditions. The inability to properly manage our credit risk or appropriately adapt our credit administration and loan and lease underwriting policies and procedures to local market conditions or changing economic circumstances could have an adverse impact on our provision for loan and lease losses and our financial condition, results of operations and liquidity.

We rely on certain external vendors.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition and (iii) changes in the vendor’s support for existing products and services. While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and our financial condition and results of operations.

We may be adversely affected by risks associated with completed and potential acquisitions.

We plan to continue to grow our business organically. However, we have pursued and expect to pursue additional acquisition opportunities that we believe support our business strategy and may enhance our profitability. Acquisitions involve numerous risks, including:

●

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

●	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

●	the risk that the acquired business will not perform to our expectations;

●	difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, services and products of the acquired business with ours;

●	the risk of key vendors not fulfilling our expectations or not accurately converting data;

●	entering geographic and product markets in which we have limited or no direct prior experience;

●	the potential loss of key employees, customers and deposits of acquired banks;

●	the potential for liabilities and claims arising out of the acquired businesses; and

●	the risk of not receiving required regulatory approvals or such approvals being restrictively conditional.

Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no corresponding accounting allowance, exposure to unexpected asset quality problems that require writedowns or write-offs (as well as restructuring and impairment or other charges), difficulty retaining key employees and customers and other issues that could negatively affect our business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. Acquisitions may involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Failure to successfully integrate the entities we acquire into our existing operations could increase our operating costs significantly and have a material adverse effect on our business, financial condition and results of operations.

We must generally satisfy a number of meaningful conditions prior to completing any acquisition, including, in certain cases, federal and state regulatory approval. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the effect of the transaction on financial stability and the ratings and compliance history of all institutions involved, including Community Reinvestment Act compliance, examination results and anti-money laundering and Bank Secrecy Act compliance records of all institutions involved. The process for obtaining required regulatory approvals has become substantially more difficult as a result of the recent financial crisis, which could affect our future business. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain any required regulatory approvals in a timely manner or at all.

In addition, we face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions.

Risks Related to Our Industry:

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

In addition, given the current economic and financial environment, our regulators may elect to alter standards or their interpretation of the standards used to measure regulatory compliance or to determine the adequacy certain risk management or other operational practices for financial services companies. Any alteration to or interpretation of these standards may impact our ability to implement our strategy and could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have discretion in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of our asset quality differs negatively from ours, additional charges may be required that would have the effect of materially reducing our earnings, capital ratios and stock price.

The U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on July 21, 2010, which includes sweeping changes in the banking regulatory environment. While many of the provisions in the Dodd-Frank Act are aimed at larger financial institutions, and some will affect only institutions with different charters or institutions that engage in different activities, it has and will likely continue to increase the Company and the Bank’s regulatory compliance burden and may have other adverse effects, including increasing the costs associated with regulatory examinations and compliance measures. The Company and the Bank are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effects of the Dodd-Frank Act on the Company and the Bank are still undetermined, the law is likely to result in increased compliance costs, higher regulatory costs, and possible operational restrictions.

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

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The FRB regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which may affect our net interest income and net interest margin. Changes in the supply of money and credit can also materially decrease the value of financial assets we hold, such as debt securities. The FRB’s policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans and leases. Changes in such policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

Reductions in interchange fees would reduce our non-interest income.

An interchange fee is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which is paid to debit, credit and prepaid card issuers to compensate them for the costs associated with card issuance and operation. In the case of credit cards, this includes the risk associated with lending money to customers. We earn interchange fees on these card transactions, including approximately $1.5 million in fees during 2014. Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. In particular, the Durbin Amendment to the Dodd-Frank Act limited the amount of interchange fees that may be charged for debit and prepaid card transactions. Several recent events and actions indicate a continuing focus on interchange fees by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are further reduced, our non-interest income from those fees will be reduced, which could have a material adverse effect on our business and results of operations. In addition, the payment card industry is subject to the operating regulations and procedures set forth by payment card networks, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees or the termination of our license to use the payment card networks, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

Future bank failures or an increase in the number of troubled banks in the Bank’s geographic regions could adversely impact the value of our REO. Declines in the housing market during recent years, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of real estate loans and resulted in significant write-downs of assets by many financial institutions in our markets. Future bank failures or an increase in the number of troubled banks in the areas in which the Bank operates could exacerbate these conditions. Such effects may be particularly pronounced in a market like Northwest Arkansas with reduced real estate values and excess inventory, which may make the disposition of REO properties more difficult, increase maintenance costs and expenses, and reduce the Company’s ultimate realization from any REO sales. At December 31, 2014 and 2013, the Company had $4.8 million and $8.6 million of REO, respectively. At December 31, 2014, the Bank’s REO portfolio included $2.8 million of land. Land sales and values have been particularly slow to recover. While the Bank’s REO and REO-related expenses are trending downward due to a decrease in the amount of its REO properties and management believes that general economic conditions in its market areas have been improving, a slowing or reversal in this economic recovery or future weakness in the housing market could reduce the value of the Bank’s existing REO. Additionally, if such conditions materialize, the number of properties comprising the Bank’s REO portfolio could increase. If the amount of the Bank’s REO properties or real estate owned by other banks in our market areas increases, the Company’s losses and the costs and expenses of maintaining our REO would likely increase. Any additional increase in losses, and maintenance costs and expenses due to REO could have a material adverse impact on the Company’s business, results of operations and financial condition.

Risks Related to Our Common Stock:

The trading volume of the Company’s common stock is lower than that of other financial services companies and the market price of our common stock may fluctuate significantly, which can make it difficult to sell shares of the Company’s common stock at times, volumes and prices attractive to our stockholders.

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “BSF.” The average daily trading volume for shares of our common stock is lower than larger financial institutions.  Because the trading volume of our common stock is lower, and thus has substantially less liquidity than the average trading market for many other publicly traded companies, sales of our common stock may place significant downward pressure on the market price of our common stock.  In addition, market value of thinly traded stocks can be more volatile than stocks trading in an active public market.

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

Bear State Financial Holdings, LLC holds a controlling interest in the Company’s common stock and may have interests that differ from the interests of other stockholders.

Bear State Financial Holdings, LLC (“BSF Holdings”) currently owns approximately 57% of the outstanding shares of Company common stock. As a result, BSF Holdings is able to control the election of directors, determine corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to Company stockholders for approval. Such transactions may include mergers and acquisitions, sales of all or some of the Company’s assets or purchases of assets, and other significant corporate transactions. BSF Holdings also has sufficient voting power to amend our organizational documents.

The interests of BSF Holdings may differ from those of the Company’s other stockholders, and it may take actions that advance its interests to the detriment of other stockholders.

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

The Company’s common stock is currently listed on the NASDAQ Global Market. NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under NASDAQ’s rules, if an individual or another entity owns more than 50% of the voting power for the election of directors of a listed company, that company is considered a “controlled company” and is exempt from rules relating to independence of the board of directors and the compensation and nominating committees. The Company is a controlled company because BSF Holdings owns more than 50% of the voting power for the election of directors. Accordingly, the Company is exempt from certain corporate governance requirements, and holders of the Company’s common stock may not have all the protections that these rules are intended to provide. Notwithstanding the Company’s exemption from these requirements, six of the nine current directors of the Company are deemed to be independent in accordance with NASDAQ listing requirements.

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

Combining the systems and operations of First National, First Federal, and Heritage Bank may be more difficult, costly or time-consuming than expected, and failure to do so quickly and efficiently could reduce the Company’s profitability, affect its stock price and either delay or prevent realization of many of the potential benefits of the merger.

The success of the Company following the merger may depend in large part on the ability to integrate the two businesses and cultures. If the Company and FNSC are not able to integrate their operations efficiently and timely, the expected benefits of the merger may not be realized. It is possible that the integration process following completion of the merger could result in the loss of key employees, disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect the combined company’s ability to maintain relationships with the Company’s existing customers and employees or to achieve the anticipated benefits of the merger. As with any merger of banking institutions, there also may be business disruptions that cause the Company to lose customers. Following the merger, the Company may be required to spend additional time and money on operating compatibility, which could otherwise be spent on developing the Company’s business. If the Company does not integrate operations effectively or efficiently, it could harm the Company’s business, financial condition and results of operations.

Future issuances of additional equity securities could result in dilution of existing stockholders’ equity ownership.

We may determine from time to time to issue additional equity securities to raise additional capital, support growth, or, as we have in recent years, to make acquisitions. Further, we may issue stock options, grant restricted stock awards or other stock grants to retain, compensate and/or motivate our employees and directors. These issuances of our securities could dilute the voting and economic interests of existing stockholders.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The executive offices of the Company are located at 900 S Shackleford Road, Suite 401, Little Rock, Arkansas, and are leased from an unaffiliated third party. The Company conducts business through 43 banking locations and three loan production offices which are located in various communities throughout Arkansas and Southeast Oklahoma. Approximately 80% of the Company's banking locations are owned and 20% are leased.

The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises, equipment and lease commitments is presented in Note 8 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Item 3. Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company's common stock are traded under the symbol "BSF" on the NASDAQ Global Market. At March 19, 2015, the Company had 33,375,753 shares of common stock outstanding and had approximately 698 holders of record.

The following table sets forth the dividends declared and the reported high and low sales prices of a share of the Company's common stock as reported by NASDAQ for the periods indicated. Information presented below has been adjusted to give effect to the stock dividend paid in December 2014.

Quarter Ended	Year Ended December 31, 2014			Year Ended December 31, 2013
	High	Low	Dividend	High	Low	Dividend
March 31	$8.46	$6.85	--	$9.01	$8.12	--
June 30	$8.42	$6.31	--	$9.05	$6.80	--
September 30	$8.68	$7.21	--	$9.01	$7.13	--
December 31	$11.48	$7.70	--	$8.66	$7.68	--

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2014	--	--	--	$1,000,000
November 1 to November 30, 2014	500	$9.03	500	$995,485
December 1 to December 31, 2014	--	--	--	$995,485

The shares were repurchased under a share repurchase program that was approved by the board of directors on February 19, 2014. This share repurchase program permitted the Company to repurchase up to $1 million of its own common stock during the period between February 19, 2014 and February 19, 2015. This repurchase program expired pursuant to its terms on February 19, 2015 with $995,485 of unused capacity. On March 13, 2015, the board of directors approved a new share repurchase program whereby the Company is permitted to repurchase up to $1 million of its common stock. The 2015 repurchase program will expire March 13, 2016 and can be renewed annually by the board of directors.

Item 6. Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below and on the following page is not complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein and incorporated by reference herein.

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands, Except Per Share Data)
Selected Financial Condition Data:
Total assets	$1,514,595	$548,872	$530,395	$579,046	$600,046
Cash and cash equivalents	113,086	23,970	42,607	79,799	36,407
Interest bearing time deposits in banks	12,421	24,118	29,592	27,113	--
Investment securities–available for sale at fair value	174,218	70,828	53,325	62,077	83,106
Loans receivable, net	1,041,222	371,149	337,328	331,453	381,343
Loans held for sale	6,409	4,205	4,435	3,339	4,502
Allowance for loan and lease losses	13,660	12,711	15,676	20,818	31,084
Real estate owned, net	4,792	8,627	16,658	28,113	44,706
Deposits	1,263,797	469,725	455,051	498,581	541,800
Other borrowings	61,258	5,941	3,109	6,679	18,193
Stockholders' equity	170,454	71,187	69,660	68,893	36,120

Selected Operating Data:
Interest income	$42,491	$18,365	$19,799	$23,072	$30,063
Interest expense	5,138	3,392	4,422	6,682	9,838
Net interest income	37,353	14,973	15,377	16,390	20,225
Provision for loan losses	1,588	--	22	859	6,959
Net interest income after provision for loan losses	35,765	14,973	15,355	15,531	13,266
Noninterest income	10,039	5,426	6,587	6,294	9,052
Noninterest expense	42,068	19,659	21,187	40,859	26,827
Income (loss) before income taxes	3,736	740	755	(19,034)	(4,509)
Income tax provision (benefit)	(20,570)	11	--	--	(474)
Net income (loss)	$24,306	$729	$755	$(19,034)	$(4,035)
Preferred stock dividends, accretion of discount and gain on redemption of preferred stock	--	--	--	(10,500)	891
Net income (loss) available to common stockholders	$24,306	$729	$755	$(8,534)	$(4,926)

Earnings (Loss) per Common Share(1):
Basic	$0.86	$0.03	$0.04	$(0.60)	$(4.58)
Diluted	0.84	0.03	0.03	(0.60)	(4.58)

Cash Dividends Declared per Common Share	$--	$--	$--	$--	$--

(1)	All per share amounts have been adjusted to give effect to the 11% stock dividend paid in December 2014.

	At or For the Year Ended December 31,

	2014	2013	2012	2011	2010
Selected Operating Ratios(1):
Return on average assets	2.24%	0.14%	0.14%	(3.18)%	(0.60)%
Return on average equity	20.64	1.02	1.08	(28.85)	(9.43)
Average equity to average assets	10.86	13.32	12.59	11.03	6.34
Interest rate spread(2)	3.77	3.02	3.03	3.06	3.34
Net interest margin(2)	3.84	3.09	3.09	3.12	3.35
Net interest income after provision for loan losses to noninterest expense	85.02	76.16	72.47	38.01	49.45
Noninterest expense to average assets	3.88	3.68	3.82	6.83	3.97
Average interest earning assets to average interest bearing liabilities	113.61	110.21	108.26	104.82	100.60
Operating efficiency(3)	88.77	96.37	96.46	180.12	91.63

Asset Quality Ratios(4):
Nonaccrual loans to total assets	0.65	2.18	3.55	5.86	8.22
Nonperforming assets to total assets(5)	0.98	3.75	6.69	10.79	15.67
Allowance for loan and lease losses to classified loans(6)	38.81	86.09	45.41	27.77	22.00
Allowance for loan and lease losses to total loans	1.29	3.31	4.44	5.90	7.53

Capital Ratios(7):
Core capital to average assets	8.29	12.90	12.73	11.22	6.36
Risk-based capital to risk-weighted assets	12.11	18.68	19.77	19.62	10.72
Tier 1 capital to risk-weighted assets	10.89	17.40	18.49	18.32	9.42

Other Data:
Dividend payout ratio(8)	Note (9)	Note (9)	Note (9)	Note (9)	Note (9)

(1)	Ratios are based on average daily balances.
(2)

Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percentage of average interest earning assets.

(3)	Noninterest expense to net interest income plus noninterest income.
(4)	Asset quality ratios are end of period ratios.
(5)	Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due.
(6)	Classified loans consist of loans graded substandard, doubtful or loss.
(7)	Capital ratios are end of period ratios for the Company at December 31, 2014 and for First Federal Bank for the December 31, 2013 and prior.
(8)	Dividend payout ratio is the total common stock cash dividends declared divided by net income available to common stockholders.
(9)	No cash dividends were paid in 2010, 2011, 2012, 2013 or 2014. However, in 2014 an 11% stock dividend was paid.

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

The Company is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank, N.A., is a community oriented national bank providing a broad line of financial products to individuals and business customers.  The Bank operates 43 branches and three loan production offices throughout Arkansas and Southeast Oklahoma.

The Company completed its acquisition of First National Security Company (“FNSC”) and its subsidiaries, including First National Bank of Hot Springs (“First National”) and Heritage Bank, N.A. (“Heritage Bank”), on June 13, 2014. Accordingly, the Company’s results of operations for the year ended December 31, 2014 includes results of operations for First National and Heritage Bank for the period from June 14 through December 31, 2014. On February 13, 2015 First Federal, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. Any reference in this Annual Report on Form 10-K to the “Bank” shall mean Bear State Bank, N.A., if such reference pertains to the time period after giving effect to the charter consolidation and shall mean each of First Federal, First National and Heritage Bank, collectively, if such reference pertains to the time period before giving effect to the charter consolidation.

The Company has achieved significant operational and organizational improvements as a result of the charter consolidation and technology integration, the benefits of which are expected to begin to be realized in the second quarter of 2015.

2014 OVERVIEW

The Company’s net income was $24.3 million for the year ended December 31, 2014, compared to a net income of $729,000 for the year ended December 31, 2013.  The increase in net income for 2014 was primarily due to the net income tax benefit of $21.1 million resulting from the reversal of the Company’s valuation allowance on its net deferred tax asset during the third and fourth quarters as well as the addition of the results of operations for First National and Heritage Bank for a portion of the year, offset by increases in certain operating expenses, primarily related to salaries and employee benefits, real estate owned and merger and integration related expenses. The Company expects that it will incur additional expenses related to its merger and integration during the first quarter of 2015.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of this MD&A and in the Notes to the Consolidated Financial Statements included herein. In particular, Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” generally describes our accounting policies. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

Acquired loan amounts deemed uncollectible at acquisition date become part of the fair value calculation and are excluded from the ALLL. Following the merger, a regular review will be completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related ALLL, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for 2014 was $37.4 million compared to $15.0 million in 2013. The increase in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for 2014 was $42.5 million compared to $18.4 million in 2013. The increase in interest income in 2014 compared to 2013 was primarily related to increases in the average balances of loans receivable and investment securities and yields earned on loans receivable as a result of the merger with FNSC during 2014. Interest income of the Company attributable to First National and Heritage Bank for 2014 amounted to $22.3 million.

Interest Expense.   Interest expense for 2014 was $5.1 million compared to $3.4 million in 2013. The increase in interest expense in 2014 compared to 2013 was primarily due to an increase in the average balances of deposit accounts and borrowings due to the merger with FNSC, partially offset by a decrease in the average rate paid on deposits. Interest expense of the Company attributable to First National and Heritage Bank for 2014 amounted to $1.1 million.

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

	Year Ended December 31,
	2014 vs. 2013
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$17,723	$2,646	$2,894	$23,263
Investment securities	2,398	(607)	(872)	919
Other interest earning assets	67	(109)	(14)	(56)
Total interest earning assets	20,188	1,930	2,008	24,126

Interest expense:
Deposits	2,886	(905)	(782)	1,199
Other borrowings	802	(16)	(239)	547
Total interest bearing liabilities	3,688	(921)	(1,021)	1,746
Net change in net interest income	$16,500	$2,851	$3,029	$22,380

	Year Ended December 31,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$185	$(1,610)	$(17)	$(1,442)
Investment securities	23	30	--	53
Other interest earning assets	(109)	80	(16)	(45)
Total interest earning assets	99	(1,500)	(33)	(1,434)

Interest expense:
Deposits	(157)	(857)	31	(983)
Other borrowings	(47)	--	--	(47)
Total interest bearing liabilities	(204)	(857)	31	(1,030)
Net change in net interest income	$303	$(643)	$(64)	$(404)

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

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable(1)	$756,078	$39,465	5.22%	$361,094	$16,202	4.49%	$357,337	$17,644	4.94%
Investment securities(2)	144,410	2,590	1.79	59,301	1,671	2.82	58,476	1,618	2.77
Other interest earning assets	72,535	436	0.60	63,811	492	0.77	80,131	537	0.67
Total interest earning assets	973,023	42,491	4.37	484,206	18,365	3.79	495,944	19,799	3.99
Noninterest earning assets	111,447			50,325			58,823
Total assets	$1,084,470			$534,531			$554,767
Interest bearing liabilities:
Deposits	$814,251	4,538	0.56	$436,735	3,339	0.76	$453,134	4,322	0.95
Other borrowings	42,176	600	1.42	2,615	53	2.03	4,961	100	2.02
Total interest bearing liabilities	856,427	5,138	0.60	439,350	3,392	0.77	458,095	4,422	0.96
Noninterest bearing deposits	107,066			21,710			23,193
Noninterest bearing liabilities	3,224			2,283			3,644
Total liabilities	966,717			463,343			484,932
Stockholders' equity	117,753			71,188			69,835
Total liabilities and stockholders' equity	$1,084,470			$534,531			$554,767

Net interest income		$37,353			$14,973			$15,377
Net earning assets	$116,596			$44,856			$37,849
Interest rate spread			3.77%			3.02%			3.03%
Net interest margin			3.84%			3.09%			3.09%
Ratio of interest earning assets to interest bearing liabilities			113.61%			110.21%			108.26%

(1) Includes nonaccrual loans.

(2) Includes FRB and FHLB stock.

Provision for Loan Losses. The provision for loan losses represents the amount added to the allowance for loan and lease losses (“ALLL”) for the purpose of maintaining the ALLL at a level considered adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The adequacy of the ALLL is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and other qualitative factors.

Management determined that a provision for loan losses of $1.6 million was required for the year ended December 31, 2014, to maintain the ALLL at an adequate level. Management determined the necessity of the provision and the amount thereof taking into consideration (i) loans originated by the Bank during the period subsequent to the FNSC merger date, (ii) decreases in the overall portfolio of nonperforming and classified loans of the Bank, (iii) continued improvement in the credit quality of First Federal’s loan portfolio, and (iv) ALLL coverage of nonaccrual loans. The ALLL as a percentage of loans receivable was 1.3% at December 31, 2014, compared to 3.3% at December 31, 2013. The ALLL as a percentage of nonaccrual loans was 139.8% at December 31, 2014, compared to 106.5% at December 31, 2013. The ALLL as a percentage of classified loans was 38.8% at December 31, 2014, compared to 86.1% at December 31, 2013. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A regular review will be completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income increased $4.6 million to $10.0 million for 2014 compared to $5.4 million in 2013. Total noninterest income attributable to First National Bank and Heritage Bank for 2014 was $3.8 million. This overall increase was primarily due to an increase in deposit fee income and gain on sale of loans. The increase in deposit fee income was attributable to the merger with FNSC, which, for the year ended December 31, 2014, accounted for $2.7 million in deposit fee income. The increase in profit on sales of loans was due to an increase in the number of loans sold and the average profit on sales of loans.

Noninterest Expense.  Noninterest expense consists primarily of employee compensation and benefits, data processing expense, office occupancy expense, real estate owned expense, and other operating expense.  Total noninterest expense increased $22.4 million to $42.1 million in 2014 compared to $19.7 million in 2013. Total noninterest expense attributable to First National Bank and Heritage Bank for 2014 was $12.4 million. The variances in certain noninterest expense items are further explained in the following paragraphs, with the aggregate expense increase being primarily related to the increase in employee compensation expense, data processing related expenses, loss provision on other real estate owned, and other expenses related to the merger and integration with FNSC. The Company expects that it will incur additional expenses related to its merger and integration during the first quarter of 2015.

Salaries and Employee Benefits. Salaries and employee benefits increased $10.7 million in 2014 compared to 2013. The increase was primarily due to the merger with FNSC, whose salaries and employee benefits totaled $6.6 million for the period between the merger date and December 31, 2014. Additionally, the Company’s election in the second quarter of 2014 to retire certain pension liabilities of the Company’s multiemployer defined benefit plan resulted in a charge of $2.9 million.  This election improved the funded status of the plan resulting in a significant reduction of the Company’s pension expense beginning in the third quarter of 2014. The changes in the composition of the salaries and employee benefits line item are presented below (in thousands):

	2014	2013	Change
Salaries	$15,812	$9,322	$6,490
Payroll taxes	1,221	752	469
Insurance	1,092	518	574
401(k) plan expenses	256	20	236
Defined benefit plan	3,286	532	2,754
Stock compensation	478	243	235
Other	(326)	(220)	(106)
Total	$21,819	$11,167	$10,652

Net Occupancy Expense. The increase in net occupancy expense of $2.0 million in 2014 compared to 2013 was primarily related to the merger with FNSC. Net occupancy expense of the Company attributable to First National and Heritage Bank in 2014 amounted to $1.9 million.

Real Estate Owned, net. The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,		Increase
	2014	2013	(Decrease)
Loss provisions	$1,513	$682	$831
Net gain on sales	(338)	(753)	415
Rental income	(156)	(108)	(48)
Taxes and insurance	122	185	(63)
Other	246	223	23
Total	$1,387	$229	$1,158

During the second and third quarters of 2014, the Company performed a review of its REO properties and made a decision to more aggressively market certain properties, resulting in REO loss provisions of $618,000 and $653,000, respectively. The decrease in gains on sales of REO is due to a decrease in sales of REO in 2014 compared to 2013 due to an overall continued decrease in REO balances during the period. Real estate owned expenses such as taxes, insurance and maintenance as well as rental income are expected to continue to decline as the size of the REO portfolio decreases. Future levels of loss provisions and net gains or losses on sales of real estate owned will depend on market conditions. The merger with FNSC had no material impact on REO expense.

Data Processing.  The increase in data processing expense during the year ended December 31, 2014 compared to the same period in 2013 of $4.8 million was primarily related to termination fees of $3.0 million paid in the third quarter of 2014 associated with the conversion of First National and Heritage Bank to certain of the Company’s data processing platforms. As a result of further core conversion activities during the first quarter of 2015, the Company may incur further expenses associated with integrating the data processing platforms.  In addition, data processing expense for First National and Heritage Bank totaled $1.3 million for the period from the merger date through December 31, 2014.

Other Noninterest Expense. Other noninterest expense increased $3.8 million for the year ended December 31, 2014 compared to the same period in 2013, primarily due to the merger with FNSC, whose other noninterest expense totaled $2.6 million for the period from the merger date through December 31, 2014.  The changes in other noninterest expenses are presented below (in thousands):

	2014	2013	Change
FDIC insurance	$753	$589	$164
Amortization of intangible assets	339	--	339
Professional fees	867	613	254
Advertising and public relations	1,354	288	1,066
Postage and supplies	712	408	304
Other	4,192	2,497	1,695
Total	$8,217	$4,395	$3,822

Income Taxes. During the year ended December 31, 2014, the Company recorded a valuation allowance reversal with a net tax benefit of $21.1 million on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized.

Lending Activities

Loan Composition. The following table sets forth certain data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Mortgage loans:
One-to four-family residential	$320,489	30.38%	$129,308	33.68%	$157,936	44.71%	$194,816	55.24%	$231,785	56.17%
Multifamily residential	45,181	4.28	25,773	6.71	20,790	5.89	20,476	5.81	25,356	6.14
Nonfarm nonresidential	369,974	35.07	168,902	43.99	138,014	39.08	94,603	26.82	91,558	22.19
Farmland	47,199	4.47	2,663	0.69	1,426	0.40	2,831	0.80	1,924	0.47
Construction and land development	98,594	9.34	23,891	6.23	13,125	3.72	24,342	6.90	39,595	9.60
Total real estate loans	881,437	83.54	350,537	91.30	331,291	93.80	337,068	95.57	390,218	94.57

Commercial loans	139,871	13.26	29,033	7.56	16,083	4.55	7,603	2.16	10,376	2.51

Consumer loans	33,809	3.20	4,368	1.14	5,818	1.65	8,015	2.27	12,053	2.92

Total loans receivable	1,055,117	100.00%	383,938	100.00%	353,192	100.00%	352,686	100.00%	412,647	100.00%

Less:
Unearned discounts and net deferred loan costs (fees)	(235)		(78)		(188)		(415)		(220)
Allowance for loan and lease losses	(13,660)		(12,711)		(15,676)		(20,818)		(31,084)
Total loans receivable, net	$1,041,222		$371,149		$337,328		$331,453		$381,343

Total loans receivable increased $671.2 million to $1.1 billion at December 31, 2014, compared to $383.9 million at December 31, 2013. The increase in total loans receivable was primarily due to the merger with FNSC. The Company’s consolidated total loans receivable at December 31, 2014 included acquired loan balances amounting to $511.3 million.

Loan Concentrations. Loan concentrations are defined as loans to borrowers engaged in similar business-related activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices. As of December 31, 2014 and 2013, there was no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business that exceeded 10% of total loans.

Loan Maturity and Interest Rates. The following table sets forth certain information at December 31, 2014, regarding the dollar amount of loans maturing in the Bank’s loan portfolios based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	After One Year Through Five Years	After Five Years	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$59,820	$130,510	$130,159	$320,489
Multifamily residential	3,234	29,281	12,666	45,181
Nonfarm nonresidential	69,995	192,712	107,267	369,974
Farmland	11,350	28,325	7,524	47,199
Construction and land development	32,169	55,122	11,303	98,594
Commercial loans	59,713	72,220	7,938	139,871
Consumer loans	9,320	22,701	1,788	33,809
Total(1)	$245,601	$530,871	$278,645	$1,055,117

(1)	Gross of unearned discounts and net deferred loan costs and the allowance for loan and lease losses.

The following table sets forth the dollar amount of the Bank’s loans at December 31, 2014, due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$174,237	$86,432	$260,669
Multifamily residential	35,359	6,588	41,947
Nonfarm nonresidential	228,011	71,968	299,979
Farmland	33,508	2,341	35,849
Construction and land development	50,023	16,402	66,425
Commercial loans	50,491	29,667	80,158
Consumer loans	23,286	1,203	24,489
Total	$594,915	$214,601	$809,516

Scheduled contractual maturities of loans do not necessarily reflect the actual term of the Bank’s loan portfolios. The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments.

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

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
Nonaccrual Loans:	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets
One- to four-family residential	$4,959	0.33%	$4,258	0.77%	$7,027	1.32%	$12,500	2.16%	$24,842	4.14%
Multifamily residential	--	--	--	--	--	--	4,645	0.80%	6,094	1.02%
Nonfarm nonresidential	3,113	0.21%	4,057	0.75%	7,236	1.37%	13,238	2.29%	10,742	1.79%
Farmland	734	0.05%	782	0.15%	868	0.16%	--	--	--	--
Construction and land development	624	0.04%	2,467	0.44%	3,265	0.61%	3,401	0.59%	6,873	1.15%
Commercial	306	0.02%	350	0.06%	402	0.08%	72	0.01%	689	0.10%
Consumer	34	--	24	0.01%	26	0.01%	98	0.01%	112	0.02%

Total nonaccrual loans	9,770	0.65%	11,938	2.18%	18,824	3.55%	33,954	5.86%	49,352	8.22%

Accruing loans 90 days or more past due	353	0.02%	--	--	--	--	388	0.07%	--	--

Real estate owned	4,792	0.31%	8,627	1.57%	16,658	3.14%	28,113	4.86%	44,706	7.45%

Total nonperforming assets	14,915	0.98%	20,565	3.75%	35,482	6.69%	62,455	10.79%	94,058	15.67%
Performing restructured loans	566	0.04%	494	0.09%	5,816	1.10%	5,207	0.90%	5,254	0.88%

Total nonperforming assets and performing restructured loans (1)	$15,481	1.02%	$21,059	3.84%	$41,298	7.79%	$67,662	11.69%	$99,312	16.55%

(1)

The table above does not include substandard loans which were judged not to be impaired totaling $24.9 million, $2.9 million, $12.1 million, $36.1 million and $50.4 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively, or ASC 310-30 purchased credit impaired loans which are considered to be performing at December 31, 2014.

(2)

Loan balances are presented net of undisbursed loan funds, partial charge-offs, and interest payments recorded as reductions of principal for financial reporting purposes. For December 31, 2010, loan balances are also reported net of specific loan loss allowances.

The decrease in nonperforming assets at December 31, 2014 compared to December 31, 2013, was primarily due to sales of real estate owned of $4.3 million and net cash payments on nonaccrual loans of $2.8 million during the year ended December 31, 2014.

Interest income recorded during the years ended December 31, 2014, 2013, 2012, 2011 and 2010 for loans in the above table was $29,000, $21,000, $518,000, $715,000 and $2.0 million, respectively. Under their original terms, these loans would have reported approximately $745,000, $873,000, $1.5 million, $2.3 million and $3.5 million of interest income for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	December 31, 2014		December 31, 2013		Increase (Decrease)
	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total	Balance

Bankruptcy or foreclosure	9.8%	$953	8.7%	$1,043	1.1%	$(90)
Over 90 days past due	43.5	4,255	52.8	6,308	(9.3)	(2,053)
30-89 days past due	12.8	1,249	5.3	637	7.5	612
Not past due	33.9	3,313	33.2	3,950	(0.7)	(637)
	100.0%	$9,770	100.0%	$11,938	0.0%	$(2,168)

The following table presents nonaccrual loan activity for the year ended December 31, 2014 (in thousands):

Balance of nonaccrual loans—January 1, 2014	$11,938
Loans added to nonaccrual status	3,000
Net cash payments	(2,831)
Loans returned to accrual status	(406)
Charge-offs to the ALLL	(501)
Transfers to REO and repossessed assets, net	(1,430)

Balance of nonaccrual loans—December 31, 2014	$9,770

The decrease in nonaccrual loans from $11.9 million at December 31, 2013 to $9.8 million at December 31, 2014 was primarily related to decreases in nonaccrual nonfarm nonresidential loans and construction and land loans. The decrease in nonaccrual construction and land loans was primarily due to transfers of $1.2 million to real estate owned.

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2014 and December 31, 2013 are presented in the following table (dollars in thousands).

	December 31, 2013	Additions(1)	Fair Value Adjustments	Net Sales Proceeds(2)	Net Gain (Loss)	December 31, 2014
One- to four-family residential	$1,517	$556	$(93)	$(1,035)	$96	$1,041
Land	4,688	756	(579)	(2,220)	150	2,795
Nonfarm nonresidential	2,422	668	(841)	(1,385)	92	956
Total	$8,627	$1,980	$(1,513)	$(4,640)	$338	$4,792

(1)	Additions include $69,000 of real estate owned acquired in the FNSC merger in the second quarter of 2014.
(2)	Net sales proceeds include $115,000 of loans made by the Bank to facilitate the sale of real estate owned.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of December 31, 2014 and December 31, 2013, the Bank did not have any assets classified as doubtful or loss.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	December 31,
	2014	2013
Nonaccrual loans	$9,770	$11,938
Accruing classified loans	25,429	2,827
Classified loans	35,199	14,765
Real estate owned	4,792	8,627

Total classified assets	$39,991	$23,392

Texas Ratio (1)	11.0%	24.8%

Classified Assets Ratio (2)	29.4%	28.0%

(1)	Defined as the ratio of nonaccrual loans and real estate owned to Tier 1 capital plus the allowance for loan and lease losses.
(2)	Defined as the ratio of classified assets to Tier 1 capital plus the allowance for loan and lease losses.

The increase in classified assets during the year ended December 31, 2014, was primarily due to loans acquired in the FNSC merger, partially offset by sales of real estate owned and net cash payments received on nonaccrual loans. Classified assets in the acquired loan portfolios totaled approximately $18.5 million at December 31, 2014.

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

The ALLL consists of general and allocated (also referred to as specific) loan loss components. For loans that are determined to be impaired that are troubled debt restructurings (“TDRs”) and impaired loans where the relationship totals $250,000 or more, a specific loan loss allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than its carrying value. The general loan loss allowance applies to loans that are not impaired and those impaired relationships under $250,000 and is based on historical loss experience adjusted for qualitative factors.

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

Acquired loan amounts deemed uncollectible at acquisition date become part of the fair value calculation and are excluded from the ALLL. Quarterly reviews are completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related increase in ALLL, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded.

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

The Company considers the ALLL totaling approximately $13.7 million to be appropriate based on evaluations of the management of the Bank of the loan portfolio and the losses inherent in the loan portfolio as of December 31, 2014. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,055,117	$383,938	$353,192	$352,686	$412,647
Average loans outstanding	$756,078	$361,094	$357,337	$378,303	$460,668
Allowance at beginning of period	$12,711	$15,676	$20,818	$31,084	$32,908
Charge-offs:
One- to four-family residential	(116)	(1,249)	(1,843)	(3,663)	(2,679)
Multifamily residential	--	(876)	(997)	(1,833)	(329)
Nonfarm nonresidential	(114)	(1,177)	(2,517)	(2,375)	(464)
Construction and land development	(444)	(115)	(407)	(3,180)	(4,376)
Commercial	(29)	(386)	(237)	(517)	(733)
Consumer (1)	(186)	(142)	(269)	(409)	(462)
Total charge-offs	(889)	(3,945)	(6,270)	(11,977)	(9,043)
Recoveries:
One- to four-family residential	90	221	225	114	48
Multifamily residential	--	--	17	--	2
Nonfarm nonresidential	14	500	9	11	1
Construction and land development	76	123	722	518	53
Commercial	4	81	59	85	31
Consumer (1)	66	55	74	124	125
Total recoveries	250	980	1,106	852	260
Net charge-offs	(639)	(2,965)	(5,164)	(11,125)	(8,783)
Total provisions for losses	1,588	--	22	859	6,959
Allowance at end of period	$13,660	$12,711	$15,676	$20,818	$31,084

ALLL as a percentage of total loans outstanding at end of period (2)	1.29%	3.31%	4.44%	5.90%	7.53%

Net loans charged-off as a percentage of average loans outstanding	0.08%	0.82%	1.45%	2.94%	1.91%

ALLL as a percentage of nonaccrual loans	139.82%	106.5%	83.3%	61.3%	72.5%

(1)

Consumer loan charge-offs include overdraft charge-offs of $148,000, $125,000, $189,000, $224,000 and $303,000, for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $47,000, $52,000, $67,000, $98,000 and $100,000, for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)

The allowance for loan losses plus the discount on acquired loans as a percentage of total loans outstanding gross of the acquired loan discount was 2.38% at December 31, 2014. There were no acquired loans for the years ended December 2013, 2012, 2011 and 2010.

The following table presents, on a consolidated basis, the allocation of the Bank’s ALLL by the type of loan at each of the dates indicated as well as the percentage of loans in each category to total loans receivable. These allowance amounts have been computed using the Bank’s internal models. The amounts shown are not necessarily indicative of the actual future losses that may occur within a particular category.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$4,556	30.38%	$4,549	33.68%	$5,099	44.71%	$6,969	55.24%	$6,695	56.17%
Multifamily residential	791	4.28	1,001	6.71	1,319	5.89	2,654	5.81	6,581	6.14
Nonfarm nonresidential	4,532	35.07	4,271	43.99	6,949	39.08	7,214	26.82	9,366	22.19
Farmland	342	4.47	158	0.69	251	0.40	205	0.80	146	0.47
Construction and land development	1,023	9.34	1,383	6.23	879	3.72	2,578	6.90	4,115	9.60
Commercial	2,315	13.26	1,268	7.56	956	4.55	972	2.16	3,543	2.51
Consumer	101	3.20	81	1.14	223	1.65	226	2.27	638	2.92
Total	$13,660	100.00%	$12,711	100.00%	$15,676	100.00%	$20,818	100.00%	$31,084	100.00%

Investment Securities

The investment portfolio of the Company is designed primarily to provide and maintain liquidity, to provide collateral for pledging requirements, to complement the Company’s interest rate risk strategy and to generate a favorable return. The Company’s investment policy, as established by the Board of Directors, is currently implemented within the parameters set by the asset/liability management committee. The Company is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, municipal securities, corporate debt securities, and other specified investments.

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income. At December 31, 2014, all of the Company’s investment securities were classified as available for sale. At December 31, 2014, investment securities with a carrying value of approximately $119.0 million were pledged as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $2.1 million at December 31, 2014, for securities sold under agreements to repurchase. There were no investment securities pledged by the Company for securities sold under agreements to repurchase at December 31, 2013. At December 31, 2014, investments in the debt and/or equity securities of any one issuer did not exceed more than 10% of the Company's stockholders' equity.

The following table sets forth the amortized cost (in thousands) of investment securities available for sale that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2014. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasuries and Government agencies	$17,135	0.33%	$60,415	0.58%	$--	--	$--	--	$77,550	0.52%
Municipal securities	2,281	1.49%	17,253	2.05%	22,602	2.67%	16,676	3.16%	58,812	2.57%
Mortgage-backed securities	--	--	133	1.43%	3,537	1.84%	33,250	2.88%	36,920	2.78%
Total	$19,416	0.44%	$77,801	0.90%	$26,139	2.56%	$49,926	2.98%	$173,282	1.71%

As of December 31, 2014, the Company held approximately $73.1 million of investment securities with issuer call options, of which approximately $35.0 million are callable within one year.

The following table sets forth the carrying value of the Company's investment securities available for sale as of the dates indicated.

	December 31,
	2014	2013	2012
	(In Thousands)
U.S. Treasuries and Government agencies	$77,332	$--	$--
Municipal securities	59,080	41,924	45,393
Mortgage-backed securities	37,806	28,904	--
Corporate debt securities	--	--	7,932
Total	$174,218	$70,828	$53,325

The increase in 2014 was due to the merger with FNSC which held $138.1 million of investments at the time of the merger. Balances of investment securities held by First National and Heritage Bank as of December 31, 2014, amounted to $95.0 million. The overall yield of the investment portfolio was 1.71% as of December 31, 2014 compared to 2.86% at December 31, 2013.

Interest Bearing Time Deposits In Banks. The decrease in interest bearing time deposits in banks of $11.7 million during the year ended December 31, 2014 was due to redemptions and maturities.

DEPOSITS AND BORROWINGS

Deposits. Changes in the composition of deposits between December 31, 2014 and 2013 are presented in the following table (dollars in thousands).

	December 31,	December 31,	Increase
	2014	2013	(Decrease)	% Change

Checking accounts	$576,034	$127,764	$448,270	350.86%
Money market accounts	108,794	45,153	63,641	140.95
Savings accounts	115,375	30,150	85,225	282.67
Certificates of deposit	463,594	266,658	196,936	73.85

Total deposits	$1,263,797	$469,725	$794,072	169.05%

Total deposits increased in the comparison period primarily due to the merger with FNSC, with $764.8 million of the Company’s total deposits at December 31, 2014 being attributed to balances held by First National and Heritage Bank. The remaining increase of $29.3 million in deposits was primarily due to an increase in certificates of deposit at First Federal. The Bank manages the pricing of its deposits to maintain deposit balances commensurate with its overall balance sheet management and liquidity position.

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Savings accounts	$77,746	0.12%	$31,351	0.10%	$30,182	0.10%
Money market accounts	85,614	0.38	40,646	0.26	42,763	0.29
Checking accounts – interest	264,780	0.18	112,337	0.25	108,560	0.24
Checking accounts - noninterest	107,066	--	21,710	--	23,193	--
Certificates of deposit	386,111	0.96	252,401	1.16	271,629	1.44
Total deposits	$921,317	0.49%	$458,445	0.76%	$476,327	0.95%

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2014 by time remaining to maturity.

Amount
(In Thousands)
Period Ending:
March 31, 2015	$39,057
June 30, 2015	26,562
September 30, 2015	19,950
December 31, 2015	25,707
After December 31, 2015	131,367
Total certificates of deposit with balances of $100,000 or more	$242,643

Other Borrowings. FHLB advances increased by $37.2 million from December 31, 2013 to December 31, 2014 due primarily to the merger with FNSC which held $22.2 million of other borrowings at the time of the merger. The remaining increase in FHLB advances is due to new advances of $16.0 million partially offset by the maturing advances in 2014. Other borrowings also increased by $18.2 million as a result of the Company’s line of credit and note payable established with an unaffiliated bank during 2014.

The following table sets forth information with respect to the Company’s borrowings at and during the periods indicated.

	At or For the Year Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Maximum month end balance	$81,384	$5,950	$6,679
Average balance	42,176	2,615	4,961
Year end balance	73,341	5,941	3,109
Weighted average interest rate:
At end of year	1.07%	1.50%	1.76%
During the year	1.42%	2.03%	2.02%

LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds for the Company is the receipt of dividends from the Bank, the receipt of management fees from the Bank, cash balances maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Bank is subject to certain regulatory restrictions as set forth in banking laws and regulations.

The Company’s primary uses of cash include injecting capital into subsidiaries, stock repurchases, debt service requirements, and paying for general operating expenses.

The Company's objective as it relates to liquidity is to ensure that the Bank has funding and access to sources of funding to ensure that cash flow requirements for deposit withdrawals and credit demands are met in an orderly and timely manner without unduly penalizing profitability. A major component of our overall asset/liability management efforts surrounds pricing of the liability side to ensure adequate liquidity and proper spread and interest margin management. Reliance on any one funding source is kept to a minimum by prioritizing those sources in terms of both availability and time to activation.

In order to maintain proper levels of liquidity, the Bank has several sources of funds available. Generally the Bank relies on cash on hand and due from banks, fed funds sold, cash flow generated by the repayment of principal and interest on and/or the sale of loans and securities and deposits as its primary sources of funds. Commercial, consumer and public funds customers in our local markets are the principal deposit sources utilized. The Bank uses those local market deposits, along with secondary sources of funding including FHLB advances, federal funds purchased, FRB borrowings and other alternative funding sources to fund continuing operations, make loans and leases, acquire investment securities and other assets.

At December 31, 2014, the Bank’s unused borrowing availability primarily consisted of (1) $267.1 million of available borrowing capacity with the FHLB, (2) $55.2 million of investment securities available to pledge for federal funds or other borrowings, (3) $123.9 million of available unsecured federal funds borrowing lines and (4) up to $8.6 million of available borrowing capacity from borrowing programs of the FRB. In addition, at December 31, 2014, the Company had available borrowing capacity of $6.45 million with an unaffiliated bank.

At December 31, 2014, the Company’s and the Bank’s overall liquidity ratio was approximately 13.57% which represents liquid assets as a percentage of deposits and borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 42.67%, which represents liquid assets plus borrowing capacity at the FHLB, FRB and correspondent banks as a percentage of deposit and borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities, and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy the current and projected operations of the Company and the Bank.

At December 31, 2014, the Company’s core, tier 1 and total risk-based capital ratios were 8.29%, 10.89% and 12.11%, respectively, compared to capital adequacy requirements of 4%, 4% and 8%. See Note 21 to the Consolidated Financial Statements for more information about the Company’s and the Bank’s capital requirements and ratios.

OFF-BALANCE SHEET ARRANGEMENTS and CONTRACTUAL OBLIGATIONS

The Bank is contractually obligated to make future minimum payments as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Certificates of deposit maturities	$255,733	$116,478	$75,558	$15,825	$463,594
Other borrowings	19,349	16,302	18,535	7,072	61,258
Lease obligations	656	1,160	610	3,503	5,929

The Bank is contractually obligated to fund future obligations at maturity as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Unused lines of credit	$44,720	$14,286	$7,817	$10,628	$77,451
Unadvanced portion of construction loans	12,617	21,255	4,682	5,876	44,430
Standby letters of credit	525	634	158	847	2,164
Loan origination commitments	14,734	--	--	--	14,734

The Bank’s primary off-balance sheet commitments include unused lines of credit, the unadvanced portion of construction loans, and commercial and standby letters of credit, which have maturity dates rather than payment due dates. These commitments are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Note 17 to the Consolidated Financial Statements for further discussion on these arrangements.

DIVIDENDS

During the year ended December 31, 2014, an 11% stock dividend was distributed by the Company. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account established by the Company in connection with the consummation of the conversion of First Federal from the mutual holding company structure on May 3, 1996. In addition, federal regulations, as currently applied to the Banks, impose limitations upon payment of capital distributions to the Company.

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

Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

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

As of December 31, 2014, the model simulations projected that 100, 200 and 300 basis point increases in interest rates would result in positive variances in net interest income of 2.39%, 4.67% and 6.30%, respectively, relative to the base case over the next twelve months and decreases in interest rates of 100 basis points would result in a negative variance in net interest income of (0.03)% relative to the base case over the next twelve months.  The likelihood of a decrease in interest rates as of December 31, 2014 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous, parallel and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Economic Value of Equity

The values of the Company’s loan and investment portfolios will change as interest rates change. Economic Value of Equity (“EVE”) is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.

The following tables set forth, quantitatively, as of December 31, 2014 and 2013, the Company’s estimate of the projected changes in EVE in the event of a 100, 200 and 300 basis point instantaneous, parallel and sustained increase in market interest rates and a 100 basis point instantaneous, parallel and sustained decrease in market interest rates as of December 31, 2014 and 2013. The estimates of the projected changes in each category of the table below as of December 31, 2014 versus December 31, 2013 are reflective of the Company’s merger with FNSC that was completed on June 13, 2014. The combined balance sheets of the Company’s three subsidiary banks (First National, Heritage Bank and First Federal) as of December 31, 2014 are asset-sensitive and therefore show an estimated increase in EVE in a rising interest rate environment and an estimated decrease in EVE in a declining interest rate environment.

2014
Change in Interest Rates (basis points)	Estimated EVE	Estimated EVE as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$196,823	13.66%	$10,729	6%
+200	$195,520	13.35%	$9,426	5%
+100	$192,042	12.90%	$5,948	3%
0	$186,094	12.31%	--	--
-100	$174,131	11.38%	($11,963)	(6)%

2013
Change in Interest Rates (basis points)	Estimated EVE	Estimated EVE as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$83,678	16.06%	$(5,815)	(7)%
+200	86,667	16.27	(2,826)	(3)
+100	88,721	16.29	(772)	(1)
0	89,493	16.10	--	--
-100	87,794	15.55	(1,699)	(2)

Computations of prospective effects of hypothetical interest rate changes are calculated based on numerous assumptions, including relative levels of market interest rates, loan repayments, and deposit runoffs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

Management cannot predict future interest rates or their effect on the Company’s EVE. Certain shortcomings are inherent in the method of analysis presented in the computation of EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates during the initial term and over the remaining life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Bear State Financial, Inc.

Little Rock, Arkansas

We have audited the accompanying consolidated statements of financial condition of Bear State Financial, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Little Rock, Arkansas

March 27, 2015

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2014 AND 2013

(In thousands, except share data)

	2014	2013
ASSETS

Cash and cash equivalents:
Cash and collection items	$25,971	$6,242
Interest bearing deposits with banks	87,115	17,728

Total cash and cash equivalents	113,086	23,970

Interest bearing time deposits in banks	12,421	24,118
Investment securities, available for sale	174,218	70,828
Other investment securities, at cost	5,864	457
Loans receivable, net of allowance at December 31, 2014 and 2013, of $13,660 and $12,711, respectively	1,041,222	371,149
Loans held for sale	6,409	4,205
Accrued interest receivable	4,485	1,473
Real estate owned - net	4,792	8,627
Office properties and equipment - net	50,332	18,769
Cash surrender value of life insurance	44,130	23,811
Goodwill	25,717	--
Core deposit tangible, net	7,338	--
Deferred tax asset, net	20,697	--
Prepaid expenses and other assets	3,884	1,465

TOTAL	$1,514,595	$548,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing	$180,136	$19,427
Interest bearing	1,083,661	450,298

Total deposits	1,263,797	469,725

Short term borrowings	12,083	--
Other borrowings	61,258	5,941
Other liabilities	7,003	2,019

Total liabilities	$1,344,141	$477,685

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued at December 31, 2014 and 2013	$--	$--
Common stock, $.01 par value—100,000,000 and 30,000,000 shares authorized at December 31, 2014 and 2013, respectively; 33,365,845 and 22,268,320 (as adjusted) shares issued and outstanding at December 31, 2014 and 2013, respectively	334	200
Additional paid-in capital	169,543	92,740
Accumulated other comprehensive income (loss)	577	(467)
Accumulated deficit	--	(21,286)

Total stockholders’ equity	170,454	71,187

TOTAL	$1,514,595	$548,872

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands, except earnings per share and share data)

	2014	2013
INTEREST INCOME:
Loans receivable	$39,465	$16,202
Investment securities:
Taxable	1,076	482
Nontaxable	1,514	1,189
Other	436	492
Total interest income	42,491	18,365

INTEREST EXPENSE:
Deposits	4,538	3,339
Other borrowings	600	53

Total interest expense	5,138	3,392

NET INTEREST INCOME	37,353	14,973

PROVISION FOR LOAN LOSSES	1,588	--

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,765	14,973

NONINTEREST INCOME:
Net gain on sales and calls of investment securities	31	25
Deposit fee income	5,349	3,059
Earnings on life insurance policies	1,126	808
Gain on sales of loans	2,774	1,103
Other	759	431

Total noninterest income	10,039	5,426

NONINTEREST EXPENSES:
Salaries and employee benefits	21,819	11,167
Net occupancy expense	4,391	2,373
Real estate owned, net	1,387	229
FDIC insurance	753	589
Amortization of intangible assets	339	--
Data processing	6,254	1,495
Professional fees	867	613
Advertising and public relations	1,354	288
Postage and supplies	712	408
Other	4,192	2,497

Total noninterest expenses	42,068	19,659

INCOME BEFORE INCOME TAXES	3,736	740

INCOME TAX (BENEFIT) PROVISION	(20,570)	11

NET INCOME	$24,306	$729

Basic earnings per common share (1)	$0.86	$0.03

Diluted earnings per common share (1)	$0.84	$0.03

See notes to consolidated financial statements.

(1)	All per share amounts have been adjusted to give effect to the 11% stock dividend paid during December 2014.

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands)

	2014	2013

Net income	$24,306	$729
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	1,434	(1,205)
Less: reclassification adjustments for realized gain included in net income	(31)	(25)
Other comprehensive income (loss), before tax effect	1,403	(1,230)
Tax effect	(359)	--
Other comprehensive income (loss)	1,044	(1,230)
COMPREHENSIVE INCOME (LOSS)	$25,350	$(501)

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands, except share data)

	Issued Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
BALANCE – January 1, 2013	19,302,603	$193	$90,719	$763	$(22,015)	$69,660

Net income	--	--	--	--	729	729
Other comprehensive income	--	--	--	(1,230)	--	(1,230)
Exercise of warrants	738,894	7	1,778	--	--	1,785
Stock compensation	--	--	243	--	--	243
BALANCE – December 31, 2013	20,041,497	$200	$92,740	$(467)	$(21,286)	$71,187

Net income	--	--	--	--	24,306	24,306
Other comprehensive income	--	--	--	1,044	--	1,044
Shares issued – merger with FNSC, net of issuance costs of approximately $542	6,252,400	63	49,789	--	--	49,852
Shares issued – private placement	2,531,646	25	19,975	--	--	20,000
Shares issued – warrant exercises	1,196,667	12	3,578	--	--	3,590
Shares issued – option exercises	3,600	--	24	--	--	24
Shares issued – restricted stock unit vesting	4,534	--	--	--	--	--
1 for 9 stock dividend	3,336,001	34	2,986	--	(3,020)	--
Cash in lieu of fractional shares	--	--	(7)	--	--	(7)
Stock compensation	--	--	463	--	--	463
Repurchase of common stock	(500)	--	(5)	--	--	(5)

BALANCE – December 31, 2014	33,365,845	$334	$169,543	$577	$--	$170,454

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands)

	2014	2013

OPERATING ACTIVITIES:
Net income	$24,306	$729
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,588	--
Provision for real estate losses	1,513	726
Deferred tax provision (benefit)	1,286	(14)
Deferred tax valuation allowance	(21,856)	25
Net amortization (accretion) of investment securities	147	(6)
Federal Home Loan Bank stock dividends	(9)	(1)
Gain on sale of fixed assets, net	(24)	(58)
Gain on sale of real estate owned, net	(338)	(754)
Gain on sales of investment securities, net	(31)	(25)
Originations of loans held for sale	(98,853)	(54,068)
Proceeds from sales of loans held for sale	101,093	55,401
Gain on sale of loans originated to sell	(2,774)	(1,103)
Depreciation	2,171	1,358
Amortization of deferred loan costs, net	85	108
Accretion of purchased loans, net	(4,375)	--
Amortization of other intangible assets	339	--
Stock compensation	468	243
Earnings on life insurance policies	(1,126)	(808)
Changes in operating assets and liabilities:
Accrued interest receivable	(58)	28
Prepaid expenses and other assets	300	(539)
Other liabilities	1,674	(656)

Net cash provided by operating activities	5,526	586

INVESTING ACTIVITIES:
Cash paid for purchase of FNSC, net of cash received	(8,985)	--
Net decrease in federal funds sold	43,025	--
Redemptions of interest bearing time deposits in banks	11,697	5,474
Purchases of investment securities available for sale (“AFS”)	(54,115)	(37,627)
Proceeds from sales of investment securities AFS	4,374	12,169
Proceeds from maturities/calls/paydowns of investment securities AFS	87,286	6,856
Federal Home Loan Bank stock purchased	(657)	(197)
Federal Home Loan Bank stock redeemed	1,874	116
Federal Reserve Bank stock redeemed	865	--
Loan originations, net of repayments	(40,596)	(47,277)
Loan participations purchased	(27,491)	(13,104)
Loans sold	2,710	24,930
Proceeds from sales of real estate owned	4,529	9,491
Other cash activity – real estate owned	--	90
Proceeds from sales of office properties and equipment	409	2,315
Purchases of office properties and equipment	(3,820)	(1,750)
Purchases of bank owned life insurance	(17,258)	--

Net cash provided (used in) by investing activities	3,847	(38,514)

		(Continued)

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands)

	2014	2013
FINANCING ACTIVITIES:
Net increase in deposits	$30,534	$36,366
Sale of deposits in connection with branch sales	--	(21,692)
Proceeds from advances from Federal Home Loan Bank	16,000	5,000
Repayment of advances from Federal Home Loan Bank	(1,094)	(2,168)
Proceeds from other borrowings	18,163	--
Repayments of other borrowings	(5,250)	--
Net decrease in short term borrowings	(2,212)	--
Proceeds from private placement	20,000	--
Proceeds from exercise of warrants	3,590	1,785
Proceeds from exercise of stock options	24	--
Repurchase of common stock	(5)	--
Payment for fractional shares, stock dividend	(7)	--

Net cash provided by financing activities	79,743	19,291

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,116	(18,637)

CASH AND CASH EQUIVALENTS:
Beginning of period	23,970	42,607

End of period	$113,086	$23,970

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$5,050	$3,382

Income taxes	$--	$11

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$1,915	$2,537

Sales of real estate owned financed by the Bank	$115	$1,015

Investment securities purchased—not settled	$1,608	$100

Common stock issued for purchase of FNSC	$49,852	$--

		(Concluded)

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank, N.A., is a community oriented national bank providing a broad line of financial products to individuals and business customers.  The Bank operates 43 branches and three loan production offices throughout Arkansas and Southeast Oklahoma.

The Company completed its merger with First National Security Company (“FNSC”) and its subsidiaries, including First National Bank of Hot Springs (“First National”) and Heritage Bank, N.A. (“Heritage Bank”), on June 13, 2014. Accordingly, the Company’s results of operations for the year ended December 31, 2014 includes results of operations for First National and Heritage Bank for the period from June 14 through December 31, 2014. On February 13, 2015 First Federal, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. Any reference in this Annual Report on Form 10-K to the “Bank” shall mean Bear State Bank, N.A., if such reference pertains to the time period after giving effect to the charter consolidation and shall mean each of First Federal, First National and Heritage Bank, collectively, if such reference pertains to the time period before giving effect to the charter consolidation.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements also include the accounts of First Harrison Service Corporation (“FHSC”), an inactive, indirect subsidiary of the Company. Intercompany transactions have been eliminated in consolidation.

Operating Segments—The Company consolidated its subsidiary banks into one bank during the first quarter of 2015 and its operations are organized on a regional basis upon which management makes decisions regarding how to allocate resources and assess performance. Each of the regions provides a group of similar community banking services, including such products and services as loans, time deposits, and checking and savings accounts. The individual regions have similar operating and economic characteristics and will be reported as one aggregated operating segment.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be significant. Valuation of assets acquired and liabilities assumed in business combinations, valuation of real estate owned, fair value of financial instruments, provision of deferred tax assets and the allowance for loan and lease losses are material estimates that are particularly susceptible to significant change in the near term.

Cash and Cash Equivalents—For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents includes cash on hand and amounts due from depository institutions, which includes interest bearing amounts available upon demand. At December 31, 2014, cash and cash equivalents included $18.7 million on deposit to meet Federal Reserve Bank requirements.

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

Other Investments—The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of and owns stock in the Federal Reserve Bank and also owns stock in First National Bankers Bank, an institution that provides correspondent banking services to community banks. Stock in these institutions is classified as other investments and is recorded at redemption value which approximates fair value. The Bank periodically evaluates the restricted stock for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans Receivable—The Bank originates and maintains loans receivable that are substantially concentrated in its lending markets. The majority of the Bank’s loans are residential mortgage loans and nonfarm nonresidential loans. The Bank’s policies generally call for collateral or other forms of security to be received from the borrower at the time of loan origination. Such collateral or other form of security is subject to changes in economic value due to various factors beyond the control of the Bank.

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

Mortgage loans originated and committed for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Such loans are generally carried at cost due to the short period of time between funding and sale, generally within thirty days.

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

Acquisition Accounting and Acquired Loans— The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. Acquired loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. The fair value adjustment on acquired loans without evidence of credit deterioration since origination are accreted into earnings as a yield adjustment using the effective yield method over the remaining life of the loan.

Acquired loans and leases with evidence of credit deterioration since origination such that it is probable at acquisition that the Bank will be unable to collect all contractually required payments are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of the acquisition date, the difference between contractually required payments and the cash flows expected to be collected is the nonaccretable difference, which is included as a reduction of the carrying amount of acquired loans and leases. If the timing and amount of the future cash flows is reasonably estimable, any excess of cash flows expected at acquisition over the estimated fair value is the accretable yield and is recognized in interest income over the asset's remaining life using the level yield method.

Acquired loan amounts deemed uncollectible at acquisition date become part of the fair value calculation and are excluded from the allowance for loan and lease losses (“ALLL”). Following acquisition, a regular review is completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related ALLL, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded.

Allowance for Loan and Lease Losses—The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the ALLL when management believes it is likely that a loan balance is uncollectible. Subsequent recoveries, if any, are credited to the ALLL.

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

Office Properties and Equipment, Net—Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation using the straight-line method over the estimated useful lives of the individual assets, which range from 3 to 40 years. Leasehold improvements are amortized on the straight-line method over the terms of the related leases, including expected renewals, or over the useful lives of the improvements, whichever is shorter. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

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

Interest Rate Risk—The Company’s asset base is exposed to risk including the risk resulting from changes in interest rates and changes in the timing of cash flows. The Company monitors the effect of such risks by considering the mismatch of the maturities of its assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. The Company’s management has considered the effect of significant increases and decreases in interest rates and believes such changes, if they occurred, would be manageable and would not affect the ability of the Company to hold its assets as planned. However, the Company is exposed to significant market risk in the event of significant and prolonged interest rate changes.

Earnings Per Common Share—Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company include shares underlying outstanding stock options, restricted stock units and warrants and are determined using the treasury stock method. The shares used in the calculation of basic and diluted earnings per share have been adjusted to give effect to the 11% common stock dividends paid by the Company in December 2014.

Recent Accounting Pronouncements— In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740): Income Taxes, which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The Company is in the process of evaluating the impact of this ASU on its financial statements.

On January 9, 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items, to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained and expanded to include items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

On February 18, 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and the amendments significantly change the consolidation analysis required under U.S. GAAP. It makes targeted amendments to the current consolidation guidance in the investment management industry and ends the deferral granted to investment companies from applying the variable interest entities guidance. The standard is effective for public business entities for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Reclassifications— Various items within the accompanying consolidated financial statements for the previous years have been reclassified to conform to the classifications used for reporting in 2014. These reclassifications had no effect on net earnings.

2.	ACQUISITION

On June 13, 2014, the Company completed its acquisition of First National Security Company (“FNSC”) whereby FNSC merged with and into the Company in a transaction valued at approximately $124.4 million. In connection with the merger, former FNSC stockholders received in the aggregate 6,252,400 shares of Company common stock, valued at approximately $50.4 million and $74 million in cash in exchange for 100% of the outstanding shares of FNSC common stock. The Company paid $50 million of the total cash consideration and FNSC paid $24 million of the total cash consideration to its stockholders from funds it received immediately prior to the closing of the acquisition from its subsidiary bank, First National Bank. The acquisition expanded the Company’s market into Northeast and Southwest Arkansas and further diversified the Company’s loan, customer and deposit base.

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

	June 13, 2014
	As Recorded by FNSC	Fair Value Adjustments	As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$41,015	$--	$41,015
Federal funds sold	43,025	--	43,025
Investment securities available for sale	138,140	--	138,140
Other investment securities, at cost	7,480	--	7,480
Loans receivable	622,758	(17,294)	605,464
Allowance for loan losses	(13,179)	13,179	--
Loans receivable, net	609,579	(4,115)	605,464
Accrued interest receivable	2,954	--	2,954
Real estate owned - net	69	--	69
Office properties and equipment, net	33,074	(2,775)	30,299
Cash surrender value of life insurance	1,935	--	1,935
Core deposit intangible	568	7,109	7,677
Deferred tax asset, net	542	(51)	491
Prepaid expenses and other assets	2,899	362	3,261
Total assets acquired	881,280	530	881,810
Liabilities assumed:
Deposits – noninterest bearing	151,331	--	151,331
Deposits – interest bearing	611,841	366	612,207
Total deposits	763,172	366	763,538
Short term borrowings	14,295	--	14,295
Other borrowings	27,434	64	27,498
Other liabilities	1,802	--	1,802
Total liabilities assumed	806,703	430	807,133
Net assets acquired	$74,577	$100	74,677
Consideration paid:
Cash			50,000
Common stock			50,394
Total consideration paid			100,394

Goodwill			$25,717

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

Beginning June 14, 2014, the operations of FNSC are included in the Company’s consolidated results of operations and contributed $21.2 million of net interest income and $6.2 million of net income for the year ended December 31, 2014. The following pro-forma combined consolidated financial information presents how the combined financial information of the Company and FNSC might have appeared had the businesses actually been combined as of the beginning of each period presented. The following schedule represents the pro-forma combined financial information as of the comparative periods ended December 31, 2014 and 2013, assuming the acquisition was completed as of January 1, 2013, (in thousands, except per share data):

	2014	2013

Net interest income	$49,218	$50,196
Total noninterest income	12,785	12,937
Net income	26,118	12,270
Basic earnings per common share	$0.80	$0.39
Diluted earnings per common share	$0.79	$0.39

The pro-forma consolidated financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined at the beginning of the period presented and had the impact of possible revenue enhancements and expense efficiencies, among other factors, been considered and, accordingly, does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during this period.

3.	INTEREST BEARING TIME DEPOSITS IN BANKS

Interest bearing time deposits in banks mature within one to five years and are carried at cost. The scheduled maturities of these deposits at December 31, 2014, by contractual maturity are shown below (in thousands):

	Weighted
Years ending December 31:	Average Rate	Amount
2015	1.49%	$1,491
2016	2.02	8,949
2017	1.43	1,981

Total	1.87%	$12,421

4.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following at December 31 (in thousands):

	2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasuries and Government agencies	$77,550	$7	$(225)	$77,332
Municipal securities	58,812	456	(188)	59,080
Mortgage-backed securities	36,920	900	(14)	37,806

Total	$173,282	$1,363	$(427)	$174,218

	2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal securities	$42,203	$199	$(478)	$41,924
Mortgage-backed securities	29,092	11	(199)	28,904

Total	$71,295	$210	$(677)	$70,828

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 (in thousands):

	2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and Government agencies	$75,985	$225	$--	$--	$75,985	$225
Municipal securities	16,353	171	1,028	17	17,381	188
Mortgage-backed securities	2,102	14	--	--	2,102	14

Total	$94,440	$410	$1,028	$17	$95,468	$427

	2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$17,851	$424	$945	$54	$18,796	$478
Mortgage-backed securities	27,004	199	--	--	27,004	199

Total	$44,855	$623	$945	$54	$45,800	$677

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

The Company has pledged investment securities with carrying values of approximately $119.0 million at December 31, 2014 and $398,000 at December 31, 2013, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $2.1 million at December 31, 2014, for securities sold under agreements to repurchase. There were no investment securities pledged by the Company for securities sold under agreements to repurchase at December 31, 2013.

The following table sets forth the amount (dollars in thousands) of investment securities available for sale that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2014. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	December 31, 2014
	Amortized	Fair	Weighted
	Cost	Value	Average Yield

Within one year	$19,416	$19,413	0.44%
Due from one year to five years	77,668	77,539	0.90%
Due from five years to ten years	22,602	22,777	3.81%
Due after ten years	16,676	16,683	3.16%
	136,362	136,412	1.41%
Mortgage-backed securities	36,920	37,806	2.78%
Total	$173,282	$174,218	1.71%

As of December 31, 2014 and 2013, investment securities with an amortized cost totaling approximately $73.1 million and $34.4 million, respectively, have call options held by the issuer, of which approximately $35.0 million and $13.0 million, respectively, are or were callable within one year.

Information regarding sales of the Company’s investment securities available for sale for the years ended December 31 is summarized below (in thousands):

	2014	2013

Sales proceeds	$4,374	$12,169

Gross realized gains	$31	$47
Gross realized losses	--	(22)
Net gains on sales of investment securities	$31	$25

5.	LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2014	2013

Real estate:
One- to four-family residential	$320,489	$129,308
Multifamily residential	45,181	25,773
Nonfarm nonresidential	369,974	168,902
Farmland	47,199	2,663
Construction and land development	98,594	23,891
Commercial	139,871	29,033
Consumer	33,809	4,368
Total loans receivable	1,055,117	383,938

Unearned discounts and net deferred loan costs	(235)	(78)
Allowance for loan and lease losses	(13,660)	(12,711)

Loans receivable—net	$1,041,222	$371,149

Loan Origination and Underwriting – The Bank employs several tools to manage risk in its loan portfolio. Prior to origination, a borrower’s ability to repay is analyzed by reviewing financial information with a comparison of the sustainability of these cash flows to the proposed loan terms, with consideration given to possible changes in underlying business and economic conditions. The financial strength and support offered by any guarantors to the loan is evaluated and any collateral offered is assessed using internal and external valuation resources. Finally, the credit request is compared against the Bank’s written and Board approved lending policies and standards. The ongoing risk in the loan portfolio is managed through regularly reviewing loans to assess key credit elements, providing for an adequate allowance for loan losses and diversifying the portfolio based on certain metrics including industry type, loan purpose and underlying source of repayment.

Real Estate Loans – The real estate loan portfolio consists primarily of single family residential, commercial real estate and construction loans. Loans in this category are differentiated by whether the property owner or parties unrelated to the borrower occupy the property. This difference can directly affect the sensitivity of the source of loan repayment to changes in interest rates and market conditions, which can impact the underlying collateral value. Therefore, the analysis of these credits focuses on current and forecasted economic trends in certain sub-markets, including residential, industrial, retail, office and multi-family segments. Changes in these segments are influenced by both local and national cycles, which may fluctuate in both similar and opposing directions and sustain for varying durations. These differences provide the Bank with opportunities for diversification of loans by property type, geography and other factors.

Commercial Loans – This portfolio includes loans with funds used for commercial purposes including loans to finance enterprise, including agricultural, working capital needs; purchase equipment; support accounts receivable and inventory and other similar business needs. The risk of loans in this category is driven by the cash flow and creditworthiness of the borrowers, the monitoring of which occurs through the ongoing analysis of updated and interim financial information. Also, the terms of these loans are generally shorter than credits secured by real estate, helping to reduce the impact of changes in interest rates on the Bank’s interest rate sensitivity position.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at December 31, 2014 and December 31, 2013 were $23.5 million and $12.9 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the years ended December 31, 2014 and 2013 was not significant.

As of December 31, 2014 and 2013, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $41.4 million and $50.6 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas (“FHLB”) and were pledged for outstanding advances or available for future advances. The Bank also pledged substantially all of its remaining loans at December 31, 2014 under a blanket lien with the FHLB.

As of December 31, 2014 and 2013, qualifying loans collateralized by commercial real estate with balances of $6.8 million and $8.2 million, respectively, were pledged at the FRB. No FRB borrowings were outstanding at December 31, 2014.

Purchased Loans – The Company evaluated $583.6 million of net loans ($595.1 million gross loans less $11.5 million discount) purchased in conjunction with the acquisition of FNSC in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

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

	December 31, 2014	June 13, 2014
One- to four-family residential	$4,347	$4,728
Multifamily residential	--	--
Nonfarm nonresidential	9,675	10,790
Farmland	86	95
Construction and land development	3,368	3,432
Commercial	1,250	1,882
Consumer	137	178
Total carrying value of PCI loans	$18,863	$21,105
Outstanding principal balance of PCI loans	$23,942	$26,942

The following table documents changes to the amount of accretable yield on loans evaluated in accordance with the provisions of FASB ASC Topic 310-30 since the acquisition date of June 13, 2014 (in thousands).

Balance at June 13, 2014	$2,306
Accretion	(648)
Adjustments to accretable differences due to:
Reclassification from nonaccretable difference	2,301
Changes in expected cash flows that do not affect nonaccretable differences	(1,560)
Transfers to real estate owned	(234)
Balance at December 31, 2014	$2,165

The following table reflects the carrying amount of the fair value adjustments for purchased loans with evidence of credit deterioration as of June 13, 2014 (in thousands).

Contractually required principal and interest	$29,704
Nonaccretable differences	(6,293)
Cash flows expected to be collected	23,411
Accretable differences	(2,306)
Day 1 Fair Value	$21,105

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans, are presented below (in thousands):

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$4,966	$3,545	$311,978	$320,489
Multifamily residential	--	--	45,181	45,181
Nonfarm nonresidential	3,350	2,449	364,175	369,974
Farmland	15	628	46,556	47,199
Construction and land development	127	649	97,818	98,594
Commercial	517	497	138,857	139,871
Consumer	379	47	33,383	33,809
Total	$9,354	$7,815	$1,037,948	$1,055,117

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$3,511	$1,664	$124,133	$129,308
Multifamily residential	--	--	25,773	25,773
Nonfarm nonresidential	176	2,340	166,386	168,902
Farmland	--	666	1,997	2,663
Construction and land development	30	2,133	21,728	23,891
Commercial	--	348	28,685	29,033
Consumer	--	19	4,349	4,368
Total	$3,717	$7,170	$373,051	$383,938

As of December 31, 2014, there were $2.2 million of purchased credit impaired loans acquired in the merger with FNSC that were 90 days or more past due and accruing and one loan of $353,000 past due 90 days and still accruing at December 31, 2014. There were no loans over 90 days past due and still accruing at December 31, 2013. Restructured loans totaled $2.5 million and $2.6 million as of December 31, 2014 and 2013, respectively, with $1.9 million and $2.1 million of such restructured loans on nonaccrual status at December 31, 2014 and 2013, respectively.

The following table presents age analyses of nonaccrual loans as of December 31, 2014 and 2013 (in thousands):

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,121	$2,572	$1,266	$4,959
Nonfarm nonresidential	131	1,379	1,603	3,113
Farmland	--	628	106	734
Construction and land development	--	605	19	624
Commercial	--	--	306	306
Consumer	5	14	15	34
Total	$1,257	$5,198	$3,315	$9,770

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$637	$1,664	$1,957	$4,258
Nonfarm nonresidential	--	2,340	1,717	4,057
Farmland	--	666	116	782
Construction and land development	--	2,133	334	2,467
Commercial	--	348	2	350
Consumer	--	19	5	24
Total	$637	$7,170	$4,131	$11,938

The following tables summarize information pertaining to impaired loans as of December 31, 2014 and 2013 and for the years then ended (in thousands):

	As of or For the Year Ended December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$1,030	$1,204	$251	$1,141	$21
Nonfarm nonresidential	2,531	2,225	580	2,517	--
Farmland	620	484	123	489	--
Construction and land development	276	168	45	632	--
Commercial	--	--	--	50	--
Consumer	16	15	12	12	--
	4,473	4,096	1,011	4,841	21

Impaired loans without a valuation allowance:
One- to four-family residential	4,732	4,237	--	3,747	2
Nonfarm nonresidential	1,619	888	--	996	--
Farmland	537	250	--	265	--
Construction and land development	507	540	--	611	6
Commercial	362	306	--	327	--
Consumer	15	19	--	15	--
	7,772	6,240	--	5,961	8
Total impaired loans (1)	$12,245	$10,336	$1,011	$10,802	$29

Interest based on original terms					$745

Interest income recognized on a cash basis on impaired loans					$--

(1) The table above does not include ASC 310-30 purchased credit impaired loans which are disclosed separately in the loans receivable footnote.

	As of or For the Year Ended December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$1,213	$1,085	$279	$1,946	$19
Multifamily residential	--	--	--	686	--
Nonfarm nonresidential	3,287	3,105	1,119	3,220	--
Farmland	623	495	133	524	--
Construction and land development	1,865	1,505	631	1,176	--
Commercial	--	--	--	153	--
Consumer	--	--	--	4	--
	6,988	6,190	2,162	7,709	19

Impaired loans without a valuation allowance:
One- to four-family residential	4,430	3,668	--	4,488	2
Multifamily residential	--	--	--	692	--
Nonfarm nonresidential	1,077	952	--	2,362	--
Farmland	554	287	--	393	--
Construction and land development	1,189	962	--	1,517	--
Commercial	388	350	--	89	--
Consumer	27	24	--	17	--
	7,665	6,243	--	9,558	2
Total impaired loans	$14,653	$12,433	$2,162	$17,267	$21

Interest based on original terms					$873

Interest income recognized on a cash basis on impaired loans					$--

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Bank’s loan portfolios, the Bank categorizes loans into risk categories based on available and relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. First Federal analyzes loans individually by assigning a credit risk rating to loans on at least an annual basis for non-homogeneous loans over $250,000. First National and Heritage Bank assign a credit rating to loans at origination and review these ratings periodically thereafter. The Bank uses the following definitions for risk ratings:

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

Based on analyses performed at December 31, 2014 and December 31, 2013, the risk categories of loans are as follows (in thousands):

	December 31, 2014
	Pass	Special Mention	Substandard	Not Rated	Total
One- to four-family residential	$231,002	$1,833	$11,792	$75,862	$320,489
Multifamily residential	45,181	--	--	--	45,181
Nonfarm nonresidential	349,672	4,378	15,585	339	369,974
Farmland	46,002	--	1,197	--	47,199
Construction and land development	93,841	105	2,375	2,273	98,594
Commercial	135,547	--	4,059	265	139,871
Consumer	27,702	6	191	5,910	33,809
Total	$928,947	$6,322	$35,199	$84,649	$1,055,117

	December 31, 2013
	Pass	Special Mention	Substandard	Not Rated	Total
One- to four-family residential	$34,333	$329	$6,371	$88,275	$129,308
Multifamily residential	25,773	--	--	--	25,773
Nonfarm nonresidential	159,629	4,490	4,057	726	168,902
Farmland	1,491	--	1,172	--	2,663
Construction and land development	18,241	295	2,770	2,585	23,891
Commercial	28,555	--	350	128	29,033
Consumer	151	--	45	4,172	4,368
Total	$268,173	$5,114	$14,765	$95,886	$383,938

As of December 31, 2014 and December 31, 2013, the Bank did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of December 31, 2014 and December 31, 2013: (dollars in thousands)

December 31, 2014	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	4	$482	9	$726	13	$1,208
Nonfarm nonresidential	--	--	3	511	3	511
Farmland	--	--	1	250	1	250
Construction and land development	1	84	2	396	3	480
Consumer	--	--	2	15	2	15

Total	5	$566	17	$1,898	22	$2,464

December 31, 2013	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	4	$495	8	$658	12	$1,153
Nonfarm nonresidential	--	--	3	556	3	556
Farmland	--	--	1	287	1	287
Construction and land development	--	--	4	569	4	569
Consumer	--	--	1	5	1	5

Total	4	$495	17	$2,075	21	$2,570

Loans receivable that were restructured as TDRs during the years ended December 31, 2014 and 2013 were as follows: (dollars in thousands)

	Year Ended December 31, 2014
		Balance	Balance at	Nature of Modification
	Number of Loans	Prior to TDR	December 31, 2014	Payment Term (1)	Other (2)
One- to four-family residential	1	$103	$95	$103	$--
Construction and land development	1	85	84	--	85
Consumer	1	11	10	11	--

Total	3	$199	$189	$114	$85

	Year Ended December 31, 2013
		Balance	Balance at	Nature of Modification
	Number of Loans	Prior to TDR	December 31, 2013	Payment Term (1)	Other
One- to four-family residential	4	$348	$333	$348	$--

Total	4	$348	$333	$348	$--

(1)	Concessions represent skipped payments/maturity date extensions or amortization term extensions.
(2)	The borrower did not have the financial ability to refinance at another bank at renewal.

There were no loans receivable for which a payment default occurred during the years ended December 31, 2014 or 2013 that had been modified as a TDR within 12 months or less of the payment default.

6.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses ("ALLL") by portfolio segment for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31, 2014
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$4,549	$1,001	$4,271	$158	$1,383	$1,268	$81	$12,711
Provision charged to expense	33	(210)	361	184	8	1,072	140	1,588
Losses charged off	(116)	--	(114)	--	(444)	(29)	(186)	(889)
Recoveries	90	--	14	--	76	4	66	250
Balance, end of period	$4,556	$791	$4,532	$342	$1,023	$2,315	$101	$13,660

	Year Ended December 31, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total

Balance, beginning of period	$5,099	$1,319	$6,949	$251	$879	$956	$223	$15,676
Provision charged to expense	478	558	(2,001)	(93)	496	617	(55)	--
Losses charged off	(1,249)	(876)	(1,177)	--	(115)	(386)	(142)	(3,945)
Recoveries	221	--	500	--	123	81	55	980
Balance, end of period	$4,549	$1,001	$4,271	$158	$1,383	$1,268	$81	$12,711

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$251	$--	$580	$123	$45	$--	$12	$1,011
Collectively evaluated for impairment	4,305	791	3,952	219	978	2,315	89	12,649
Ending balance	$4,556	$791	$4,532	$342	$1,023	$2,315	$101	$13,660

Loan balances:
Individually evaluated for impairment	$5,441	$--	$3,113	$734	$708	$306	$34	$10,336
Collectively evaluated for impairment	315,048	45,181	366,861	46,465	97,886	139,565	33,775	1,044,781
Ending balance	$320,489	$45,181	$369,974	$47,199	$98,594	$139,871	$33,809	$1,055,117

	December 31, 2013
	One- to Four-Family Residential	Multifamily Residential	Nonfarm Nonresidential	Farmland	Construction and Land Development	Commercial	Consumer	Total
ALLL Balances:
Individually evaluated for impairment	$279	$--	$1,119	$133	$631	$--	$--	$2,162
Collectively evaluated for impairment	4,270	1,001	3,152	25	752	1,268	81	10,549
Ending balance	$4,549	$1,001	$4,271	$158	$1,383	$1,268	$81	$12,711

Loan balances:
Individually evaluated for impairment	$4,753	$--	$4,057	$782	$2,467	$350	$24	$12,433
Collectively evaluated for impairment	124,555	25,773	164,845	1,881	21,424	28,683	4,344	371,505
Ending balance	$129,308	$25,773	$168,902	$2,663	$23,891	$29,033	$4,368	$383,938

Activity in the allowance for real estate losses is as follows for the years ended December 31: (in thousands):

	2014	2013

Balance—beginning of year	$8,794	$14,877

Provisions for estimated losses	1,513	726
Losses charged off	(3,732)	(6,809)

Balance—end of year	$6,575	$8,794

7.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2014	2013

Loans	$3,909	$1,079
Investment securities	549	359
Deposits in banks	27	35

Total	$4,485	$1,473

8.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2014	2013

Land and land improvements	$10,796	$5,340
Buildings and improvements	42,995	19,358
Furniture and equipment	9,452	5,770
Automobiles and other	823	210

Total	64,066	30,678

Accumulated depreciation	(13,734)	(11,909)

Office properties and equipment—net	$50,332	$18,769

Depreciation expense for each of the years ended December 31, 2014 and 2013 was approximately $2.2 million and $1.4 million, respectively.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2014, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

Years Ending December 31	Amount

2015	$656
2016	626
2017	534
2018	355
2019	255
2020 and thereafter	3,503

Total	$5,929

The leases contain options to extend for periods from five to twenty-five years. The cost of rentals in the renewal periods are not included above except for one lease where there is a loan outstanding between the Bank and the lessor. Total future minimum lease payments for the initial term of this lease and applicable renewal periods reflected in the table total approximately $4.1 million. Total rent expense for the years ended December 31, 2014 and 2013 amounted to $484,000 and $287,000, respectively.

The Company also leases certain of its banking premises to third parties under operating lease agreements. The following is a schedule by years of minimum future rentals receivable on noncancelable operating leases (in thousands):

Years Ending December 31	Amount

2015	$264
2016	259
2017	192
2018	86
2019	28
2020 and thereafter	95

Total	$924

The leases contain options to extend for periods up to ten years. Such rentals are not included above. Total rental income for the years ended December 31, 2014 and 2013 amounted to $285,000 and $109,000, respectively.

9.	GOODWILL AND CORE DEPOSIT INTANGIBLE - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. At December 31, 2014, goodwill consisted of $25.7 million related to the FNSC acquisition. This goodwill is not deductible for tax purposes. The Company’s core deposit intangible is related to the core deposit premiums of First National and Heritage Bank. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangible for the year ended December 31, 2014 was as follows (in thousands):

2014

Balance—beginning of period	$--

FNSC merger	7,677
Amortization expense	(339)

Balance—end of period	$7,338

The Company’s projected amortization expense is approximately $625,000 in each of the years ending December 31, 2015 through 2019, and $4.2 million thereafter.

10.	DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2014	2013

Checking accounts	$576,034	$127,764
Money market accounts	108,794	45,153
Savings accounts	115,375	30,150
Certificates of deposit	463,594	266,658

Total	$1,263,797	$469,725

Overdrafts of checking accounts of $540,000 and $188,000 at December 31, 2014 and 2013, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of December 31, 2014 and 2013, the Bank had $22.2 million and $20.7 million of brokered deposits, respectively.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $242.6 million and $138.6 million at December 31, 2014 and 2013, respectively.

At December 31, 2014, scheduled maturities of certificates of deposit were as follows (in thousands):

Years Ending December 31	Amount

2015	$255,733
2016	63,000
2017	53,478
2018	49,282
2019	26,276
2020 and thereafter	15,825

Total	$463,594

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2014	2013

Interest bearing checking accounts	$468	$280
Money market accounts	324	107
Savings and certificate accounts	3,795	3,000
Early withdrawal penalties	(49)	(48)

Total	$4,538	$3,339

FDIC insurance covers all deposit accounts, including checking and savings accounts, money market deposit accounts and certificates of deposit. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category.

11.	SHORT TERM BORROWINGS

Short term borrowings consist of repurchase agreements totaling $12.1 million at December 31, 2014. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the Condensed Consolidated Balance Sheets and are disclosed in Note 4. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.

At December 31, 2014, the Company and the Bank had unused credit lines allowing contingent access to overnight borrowings of up to $123.9 million on an unsecured basis.

12.	OTHER BORROWINGS

Other borrowings are summarized as follows at December 31 (in thousands):

	2014	2013

Federal Home Loan Bank advances with rates ranging from 0.18% to 7.75% maturing through July 1, 2024	$43,095	$5,941
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, interest payments due quarterly, maturing May 30, 2016	8,300	--
Term note payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	9,863	--

Total	$61,258	$5,941

Federal Home Loan Bank. The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and a blanket lien on substantially all remaining loans. Additionally, as of December 31, 2014, the Bank has FHLB letters of credit totaling $25.0 million which mature in the fourth quarter of 2015. The letters of credit were used to secure public deposits and a repurchase agreement as of December 31, 2014.

Notes Payable. The line of credit and note payable to a bank are collateralized by 100% of the stock of the Bank. The related loan agreement requires the Company and the Bank to maintain certain financial ratios. As of December 31, 2014, the Company was in compliance with the applicable covenants imposed by the loan agreement.

At December 31, 2014, scheduled maturities of other borrowings were as follows: (in thousands):

	Weighted
	Average
Years Ending December 31	Rate	Amount

2015	0.44%	$19,349
2016	0.56	14,812
2017	2.31	1,490
2018	2.11	6,416
2019	1.99	12,119
2020 and thereafter	2.68	7,072

Total	1.26%	$61,258

13.	INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows at December 31 (in thousands):

	2014	2013

Income tax provision (benefit):
Current:
Federal	$--	$--
State	--	--
Total current	--	--

Deferred:
Federal	367	2
State	919	(16)
Valuation allowance	(21,856)	25
Total deferred	(20,570)	11

Total	$(20,570)	$11

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows at December 31 (in thousands):

	2014		2013

Taxes at statutory rate	$1,270	34.0%	$252	34.0%
Increase (decrease) resulting from:
State income tax—net	42	1.1	33	4.4
Valuation allowance-net	(21,060)	(537.5)	395	53.3
Earnings on life insurance policies	(388)	(10.4)	(275)	(37.1)
Nontaxable investments	(451)	(12.0)	(404)	(54.5)
Other—net	17	0.4	10	1.4

Total	$(20,570)	(550.6)%	$11	1.5%

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

The Company’s net deferred tax asset account was comprised of the following at December 31 (in thousands):

	2014	2013

Deferred tax assets:
Allowance for loan and lease losses	$6,343	$6,011
Discount on purchased loans	4,511	--
Real estate owned	2,649	3,511
Section 382 net operating loss carryforward	2,252	2,390
Net operating loss carryforward	11,239	10,410
Nonaccrual loan interest	920	806
Other	736	422

Total deferred tax assets	28,650	23,550
Valuation allowance	(1,017)	(22,873)
Deferred tax asset, net of allowance	27,633	677

Deferred tax liabilities:
Office properties	(3,240)	(430)
Core deposit intangible	(2,810)	--
Unrealized gain on securities available for sale	(426)	--
Pension plan contribution	(24)	(118)
Prepaid expenses and other	(436)	(129)

Total deferred tax liabilities	(6,936)	(677)

Net deferred tax asset (liability)	$20,697	$--

A financial institution may, for federal income tax purposes, carryback net operating losses ("NOL") to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, the Company had a $35.0 million NOL for federal income tax purposes that will be carried forward. The federal NOL carryforwards, if unused, expire in calendar years 2029 through 2034. The $35.0 million federal NOL includes $6.6 million of IRC Section 382 NOL carryforwards that have an annual limit of $405,000 that can be utilized to offset taxable income. At December 31, 2014, the Company had a $37.0 million NOL for Arkansas state income tax purposes. The state NOL carryforwards, if unused, expire in calendar years 2016 through 2019.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined. Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2014 and 2013. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

At September 30, 2014 the Company recorded a valuation allowance reversal on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized, resulting in a net tax benefit of $19.5 million for the nine months ended September 30, 2014. Additionally for the three months ended December 31, 2014, the Company recorded a valuation allowance reversal of $1.6 million which was primarily comprised of the valuation allowance that remained at September 30, 2014 in accordance with intra-period tax allocation rules under GAAP.

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

The Company acquired FNSC on June 13, 2014.  The pretax income generated by FNSC since the merger on June 13, 2014 and as of September 30, 2014 was approximately $6.1 million.  As a result of the merger, the Company achieved its first quarter of positive taxable income in the quarter ended September 30, 2014. FNSC has a long history of achieving positive pretax income. The pretax income of FNSC for each of the years of 2011, 2012 and 2013 exceeded $13 million.  The Company viewed these positive factors in light of the negative evidence of the Company’s historical losses and concluded that the structural change of the Company as a result of the merger, as evidenced by its quarterly results, outweighs this negative factor.

Other positive evidence considered in connection with the Company’s decision to reverse its deferred tax valuation allowance include the significant improvement in the asset quality of the Company, as well as its detailed forecasts projecting the complete realization of all federal deferred tax assets before expiration under a stressed earnings scenario. In order to realize the federal net operating loss carryforwards as of December 31, 2014, the Company needs to generate pretax earnings of $35.0 million. The Company believes that it is more likely than not that this level of pretax earnings will be achievable even under a stressed scenario to utilize the net operating loss carryforwards and the remaining net deferred tax assets.

The Company had a total state net operating loss carryforward as of December 31, 2014 of $37.0 million. The Company believes it is more likely than not this this level of pretax earnings will be achievable to utilize the state NOL carryforwards prior to the expiration dates. As of December 31, 2014, a state NOL of $14.1 million expired unused and the associated deferred tax asset and the valuation allowance of $605,000 were both reversed during the three months ended December 31, 2014.

In addition, at December 31, 2014 the Company has certain deferred tax assets related to net unrealized built-in losses (“NUBILs”) established under IRC Section 382 on the date of the ownership change of May 3, 2011. If these losses are realized before May 3, 2016 (five years after the ownership change date), then they are not allowed to be taken as a deduction and are therefore permanently lost. The NUBILs at December 31, 2014 amounted to $3.0 million or $1.0 million on a tax effected basis. Since these NUBILs may be lost, the valuation allowance of $1.0 million was not reversed. If any of the NUBILs still remain on the books on May 3, 2016, the valuation allowance on the deferred tax asset can be reversed at that time. During the year ended December 31, 2014, $202,000 of deferred tax assets related to realized built in losses and their associated valuation allowances were reversed.

Upon considering all the positive and negative evidence, and the extent to which that evidence was objectively verifiable, the Company determined that the positive evidence outweighed the negative evidence and the deferred tax assets, with the exception of $1.0 million related to NUBILs, are more likely than not realizable, as of and for the year ended December 31, 2014. As a result, the valuation allowance was reversed resulting in a net tax benefit of $21.1 million, or $0.73 per diluted share, for the year ended December 31, 2014.

The Company will continue to regularly assess the ability to realize its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which will impact the Company’s income tax in the period it determines that these factors have changes.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the state of Arkansas while Bear State Bank files in the state of Oklahoma. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2010 and forward.

14.	STOCK BASED COMPENSATION

2011 Omnibus Incentive Plan— The 2011 Omnibus Incentive Plan (the “2011 Plan”), became effective May 3, 2011, after approval by the Company’s stockholders on April 29, 2011. The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that link the personal interests of participants to those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 2,144,743 shares of Company stock (adjusted for the 11% stock dividend in 2014). Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan. Each award under the 2011 Plan is governed by the terms of the individual award agreement, which shall specify pricing, term, vesting, and other pertinent provisions. Shares issued in connection with stock compensation awards are issued from available authorized shares.

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

A summary of the stock option activity in the Company’s 2011 Plan for the years ended December 31, 2014 and 2013, adjusted for the 11% stock dividend in 2014, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price
Outstanding—January 1, 2013	248,324	$6.65

Granted	--	$--
Forfeited	(6,662)	$6.67

Outstanding—December 31, 2013	241,662	$6.66
Granted	--	$--
Exercised	(3,997)	$6.57
Forfeited	(3,663)	$6.57

Outstanding—December 31, 2014	234,002	$6.66
Exercisable—December 31, 2014	94,983	$6.04

The weighted average remaining contractual life of the outstanding options was 4.0 years and the aggregate intrinsic value of the options was approximately $1.0 million at December 31, 2014. The weighted average remaining contractual life of options exercisable was 3.7 years and the aggregate intrinsic value of the options was approximately $470,000 at December 31, 2014. None of the outstanding options were exercisable at December 31, 2013.

As of December 31, 2014, there was $295,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years. Compensation expense attributable to option awards totaled approximately $149,000 and $146,000 for the years ended December 31, 2014 and 2013, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to seven years.

A summary of the restricted stock unit activity in the Company’s 2011 Plan for the year ended December 31, 2014 and 2013, adjusted for the 11% stock dividend, is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2013	--	$--
Granted	72,758	$8.07
Forfeited	--	$--

Outstanding—December 31, 2013	72,758	$8.07
Granted	144,523	$7.38
Vested	(8,114)	$8.48
Forfeited	(5,370)	$7.60

Outstanding—December 31, 2014	203,797	$7.58

As of December 31, 2014, there was $1.2 million of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 3.9 years. Compensation expense attributable to awards of RSUs totaled approximately $329,000 and $97,000 for the years ended December 31, 2014 and 2013, respectively.

15.	EMPLOYEE BENEFIT PLANS

401(k) Plan — The Company has established a 401(k) Plan whereby substantially all employees may participate in the Plan. Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws. Effective February 16, 2009, the Company suspended its matching contributions and there were no such expenses incurred in 2013. Effective January 1, 2014, the Company began matching the first 2% of employee contributions. Compensation expense attributable to matching contributions totaled approximately $243,000 for the year ended December 31, 2014.

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

The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The following table presents the funded status (market value of plan assets divided by funding target) as of July 1 for the respective years:

	2014(1)	2013(1)

Plan Funded Status per valuation report	115.98%	81.32%

(1)	Market value of plan assets reflects any contributions received through June 30, 2014 and 2013, respectively.

Total contributions made to the Pentegra DB Plan by all participating employers, as reported on Form 5500, equal $136.5 million and $196.5 million for the plan years ending June 30, 2013 and June 30, 2012, respectively. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The Pentegra DB Plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Depending on the Pentegra DB Plan’s funded status, lump-sum distributions may have limitations. The Pentegra DB Plan was frozen effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra DB Plan and closing the Pentegra DB Plan to new participants as of that date. The Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan annually. Net pension expense was approximately $3.3 million and $532,000 for the years ended December 31, 2014 and 2013, respectively, and contributions to the Pentegra DB Plan totaled $3.0 million and $622,000 for the years ended December 31, 2014 and 2013, respectively. If the Bank chooses to withdraw from the Pentegra DB Plan, the Bank may be required to pay a significant withdrawal liability.

16.	EARNINGS PER SHARE

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

	2014	2013
Basic weighted average shares outstanding	28,410,579	22,050,742
Effect of dilutive securities	472,532	1,117,533
Diluted weighted average shares outstanding	28,883,111	23,168,275

All share amounts have been adjusted to give effect to the 11% common stock dividend paid by the Company in December 2014. The calculation of diluted earnings per share for the year ended December 31, 2014 and 2013 excluded antidilutive stock options representing 47,221 and 69,442 shares, respectively.

17.	OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

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

The Bank does not use financial instruments with off-balance sheet risk as part of its asset/liability management program or for trading purposes. The Bank’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

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

In the normal course of business, the Bank makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

■	the origination, purchase or sale of loans; and
■	the fulfillment of commitments under letters of credit, extensions of credit on lines of credit, construction loans, and under predetermined overdraft protection limits.

At December 31, 2014, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2014, the Company had no interests in non-consolidated special purpose entities.

At December 31, 2014, commitments included:

■	total approved loan origination commitments outstanding amounting to $14.7 million, including approximately $2.6 million of loans committed to sell;
■	rate lock agreements with customers of $6.8 million, all of which have been locked with an investor;
■	funded mortgage loans committed to sell of $6.4 million;
■	unadvanced portion of construction loans of $44.4 million;
■	unused lines of credit of $77.5 million;
■	outstanding standby letters of credit of $2.2 million; and
■	total predetermined overdraft protection limits of $15.9 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $6.8 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2014.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2014, overdrafts of accounts with Bounce Protection™ represented usage of 3.39% of the limit.

18.	FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2014 and December 31, 2013, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. agency securities, mortgage-backed securities, municipal bonds and corporate debt securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended December 31, 2014 or 2013.

The following table presents major categories of assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Available for sale investment securities:
U.S. Treasuries and Government agencies	$77,332	$--	$77,332	$--
Municipal securities	59,080	--	59,080	--
Mortgage-backed securities	37,806	--	37,806	--
Total	$174,218	$--	$174,218	$--

December 31, 2013
Available for sale investment securities:
Municipal securities	$41,924	$--	$41,924	$--
Mortgage-backed securities	28,904	--	28,904	--
Total	$70,828	$--	$70,828	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at December 31, 2014 and December 31, 2013 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, collateral discounts ranged from 15% to 25% and selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs and adjustments to the allowance for loan and lease losses.

Real Estate Owned, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the years ended December 31, 2014 and 2013 were $1.5 million and $0.7 million, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the years ended December 31, 2014 and December 31, 2013 (in thousands). The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the year with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Impaired loans	$6,542	$--	$--	$6,542
REO, net	3,844	--	--	3,844

December 31, 2013
Impaired loans	$16,264	$--	$--	$16,264
REO, net	5,895	--	--	5,895

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	December 31, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$113,086	$113,086	$23,970	$23,970
Level 2 inputs:
Interest-bearing time deposits in banks	12,421	12,663	24,118	24,573
Other investment securities	5,864	5,864	457	457
Loans held for sale	6,409	6,409	4,205	4,205
Cash surrender value of life insurance	44,130	44,130	23,811	23,811
Accrued interest receivable	4,485	4,485	1,473	1,473
Level 3 inputs:
Loans receivable—net	1,041,222	1,063,529	371,149	377,851

FINANCIAL LIABILITIES:
Level 1 inputs:
Short term borrowings	12,083	12,083	--	--
Level 2 inputs:
Checking, money market and savings accounts	800,203	800,203	203,067	203,067
Other borrowings	61,258	62,175	5,941	6,017
Accrued interest payable	304	304	33	33
Level 3 inputs:
Certificates of deposit	463,594	464,650	266,658	266,495

For cash and cash equivalents, the carrying amount approximates fair value (level 1). For other investment securities, loans held for sale, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to other investment securities, the ability to sell the stock back to the issuer at cost (level 2). Interest bearing time deposits in banks were valued using discounted cash flows based on current rates for similar types of deposits (level 2). Fair values of impaired loans are estimated as described in Note 18. Non-impaired loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans (level 3).

For securities sold under agreements to repurchase, the carrying amount approximates fair value (level 1). The fair value of checking accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date (level 2). The fair value of fixed-maturity certificates of deposit is estimated using the discount rates currently offered by the Bank for deposits of similar terms (level 3). The fair value of other borrowings is estimated using the rates for borrowings of similar remaining maturities at the reporting date (level 2). For accrued interest payable the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments (level 2).

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

20.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

21.	REGULATORY MATTERS

The Company and the Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Office of the Comptroller of the Currency (“OCC”) is the primary regulator for First Federal Bank (“First Federal”), First National Bank (“First National”) and Heritage Bank. The Federal Reserve Bank is the primary regulator for the Company. Failure to meet minimum capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Company’s or the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company’s and the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and First Federal, First National and Heritage Bank as of December 31, 2014 are presented in the following table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible Capital to Tangible Assets
First Federal	$54,215	9.21%	$8,825	1.50%	N/A	N/A

Tier 1 Capital to Average Assets
Consolidated	$122,537	8.29%	$59,146	4.00%	N/A	N/A
First Federal (1)	54,215	9.21%	23,534	4.00%	$29,417	5.00%
First National	56,245	9.40%	17,951	3.00%	29,919	5.00%
Heritage Bank	29,086	9.76%	11,925	4.00%	14,906	5.00%

Total Capital to Risk-Weighted Assets
Consolidated	$136,197	12.11%	$90,002	8.00%	N/A	N/A
First Federal	60,226	12.68%	37,984	8.00%	$47,480	10.00%
First National	57,100	13.34%	34,234	8.00%	42,792	10.00%
Heritage Bank	29,786	13.67%	17,432	8.00%	21,790	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	$122,537	10.89%	$45,001	4.00%	N/A	N/A
First Federal	54,215	11.42%	N/A	N/A	$28,488	6.00%
First National	56,245	13.14%	17,117	4.00%	25,675	6.00%
Heritage Bank	29,086	13.35%	8,716	4.00%	13,074	6.00%

(1)	In the case of First Federal, the ratio is calculated based on adjusted assets at period end.

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

Private Placement. In connection with the merger with FNSC, on June 13, 2014 the Company sold 2,531,645 shares of Company common stock at a price per share equal to $7.90 in a private placement (the “Private Placement”) to its principal stockholder Bear State Financial Holdings, LLC and certain of its members in their individual capacity (the “Investors”) (including Richard N. Massey, the Company’s Chairman of the Board and Principal Executive Officer, and Scott T. Ford, a director of the Company). Additionally, the Company issued warrants (the “Investor Warrants”) to purchase 177,215 shares of common stock on the same terms as in the Private Placement to the Investors in exchange for their respective commitments to backstop the Private Placement. The pricing of the Private Placement and Investor Warrants was equal to the closing stock price for the Company’s common stock on June 28, 2013, which was the last business day prior to the execution of the merger agreement with FNSC. This price was also used to determine the number of shares issued to FNSC stockholders in the merger.

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

Dividends. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account established by the Company in connection with First Federal’s conversion from the mutual holding company structure on May 3, 1996. In addition, federal regulations, as currently applied to the Banks, impose limitations upon payment of capital distributions to the Company. No dividends were available for distribution at December 31, 2014, without prior regulatory approval.

The principal source of the Company’s revenues is dividends from the Bank. Our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank.

On October 22, 2014, the Company’s Board of Directors declared an 11% stock dividend per common share payable on December 15, 2014, to stockholders of record at the close of business on December 1, 2014. stockholders received 1 additional share of Company common stock for every 9 shares owned. They also received the cash equivalent of any fractional shares to which they were entitled, since no fractional shares were issued.

Repurchase Program. During 2014, the Company repurchased 500 shares of its common stock under a share repurchase program that was approved by the board of directors on February 19, 2014. This share repurchase program permitted the Company to repurchase up to $1 million of its own common stock during the period between February 19, 2014 and February 19, 2015. This repurchase program expired pursuant to its terms on February 19, 2015 with $995,485 of unused capacity. On March 13, 2015, the board of directors approved a new share repurchase program whereby the Company is permitted to repurchase up to $1 million of its common stock. The 2015 repurchase program will expire March 13, 2016 and can be renewed annually by the board of directors.

22.	RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has made loans to its directors, officers, including their immediate families, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of loans outstanding to directors, officers, their immediate families, and their related business interests was approximately $11.5 million and $1.7 million at December 31, 2014 and 2013, respectively and unused lines of credit was $2.5 million and $3.1 million at December 31, 2014 and 2013, respectively. Deposits from related parties held by the Bank at December 31, 2014 and 2013 amounted to $13.7 million and $2.0 million, respectively.

From December 2011 to October 2013, the Bank subleased office space on a month-to-month basis from a related party. Lease expense to this related party was approximately $72,000 for the year ended December 31, 2013. For the years ended December 31, 2014 and 2013, the Company also paid $129,000 and $26,000, respectively, to a related party under the terms of an aircraft time-sharing agreement and service agreements.

In 2014 the Company and its Chairman entered into an aircraft purchase agreement whereby the Company acquired a 75% undivided interest and Mr. Massey acquired a 25% undivided interest in an airplane acquired at a cost of $775,000.  The Company’s share is recorded in office properties and equipment on the consolidated statement of financial condition and has a net book value of $583,000 at December 31, 2014.  The Company and Mr. Massey also entered into an agreement pursuant to which the parties agreed to apportion the fixed costs of the aircraft on a pro rata basis and each party agreed to pay its own variable costs associated with the use of the aircraft. Variable costs attributable to Mr. Massey's use of the Aircraft in connection with Company business, and not in connection with his personal use of the Aircraft, were paid by the Company.

23.	BRANCH SALES

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

24.	SUBSEQUENT EVENTS

On February 13, 2015, the charters of First Federal Bank of Harrison, First National Bank of Hot Springs and Heritage Bank, N.A. of Jonesboro were consolidated into a single national bank charter forming Bear State Bank, N.A. The Company’s has achieved significant operational and organizational improvements as a result of the charter consolidation and technology integration, the benefits of which are expected to begin to be realized in the second quarter of 2015.

On March 13, 2015, the Board of Directors of the Company approved a share repurchase program permitting the Company to repurchase up to $1 million of its common stock. The 2015 repurchase program will expire March 13, 2016 and can be renewed annually by the board of directors. The Company’s previously-approved share repurchase program expired according to its terms on February 19, 2015.

25.	PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2014 and 2013, and condensed statements of income and comprehensive income and of cash flows for each of the two years in the period ended December 31, 2014, for Bear State Financial, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

BEAR STATE FINANCIAL, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2014 AND 2013

(In thousands)

ASSETS	2014	2013
Cash and cash equivalents (deposits in subsidiary Banks)	$94	$593
Office properties and equipment, net	871	--
Investment in Banks	184,792	70,386
Other assets	4,899	242

TOTAL	$190,656	$71,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other borrowings	$18,163	$--
Accrued expenses and other liabilities	2,039	34
Stockholders’ equity	170,454	71,187

TOTAL	$190,656	$71,221

BEAR STATE FINANCIAL, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2014 AND 2013
(In thousands)

	2014	2013

INCOME:
Dividend from the Bank	$26,500	$--
Management fees	2,277	$--

Total income	28,777	--

EXPENSES:
Interest expense	210	--
Salaries and employee benefits	4,250	--
Data processing	3,166	--
Other operating expenses	2,413	662

Total expenses	10,039	662

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARIES	18,738	(662)

INCOME TAX BENEFIT	(3,938)	--

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARIES	22,676	(662)

EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARIES	1,630	1,391

NET INCOME	$24,306	$729

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized holding gains (losses) arising during the period	1,434	(1,205)
Less: reclassification adjustments for realized gain included in net income	(31)	(25)
Other comprehensive income (loss), before tax effect	1,403	(1,230)
Tax effect	(359)	--
Other comprehensive income (loss)	1,044	(1,230)

COMPREHENSIVE INCOME (LOSS)	$25,350	$(501)

BEAR STATE FINANCIAL, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands)

	2014	2013

OPERATING ACTIVITIES:
Net income	$24,306	$729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of Bank	(1,630)	(1,391)
Deferred tax benefit	(1,414)	--
Deferred tax valuation allowance	(913)	--
Depreciation	71	--
Stock compensation expense	126	243
Changes in operating assets and liabilities:
Other assets	(2,872)	(242)
Accrued expenses and other liabilities	2,005	3

Net cash provided by (used in) operating activities	19,679	(658)

INVESTING ACTIVITIES:
Purchases of office properties and equipment	(942)	--
Merger consideration paid	(50,000)	--
Investment in Bank	(11,001)	(2,028)

Net cash used in investing activities	(61,943)	(2,028)

FINANCING ACTIVITIES:
Proceeds from other borrowings	18,163	--
Proceeds from private placement	20,000	--
Proceeds from exercise of warrants	3,590	1,785
Proceeds from exercise of stock options	24	--
Repurchase of common stock	(5)	--
Payment for fractional shares, stock dividend	(7)	--

Net cash provided by financing activities	41,765	1,785

NET DECREASE IN CASH AND CASH EQUIVALENTS	(499)	(901)

CASH AND CASH EQUIVALENTS:
Beginning of period	593	1,494

End of period	$94	$593

******

BEAR STATE FINANCIAL, INC.

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2014	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$14,945	$16,223	$6,568	$4,751
Interest expense	1,627	1,567	1,050	891
Net interest income	13,318	14,656	5,518	3,860
Provision for loan losses	758	600	230	--
Net interest income after provision for loan losses	12,560	14,056	5,288	3,860
Net gain on sales and calls of investment securities	1	30	--	--
Noninterest income	3,381	3,601	1,825	1,202
Noninterest expense	11,387	15,324	10,019	5,339
Income before income taxes	4,555	2,363	(2,906)	(277)
Income tax provision	(259)	(20,312)	--	--
Net income	$4,814	$22,675	$(2,906)	$(277)

Earnings per share(1):
Basic	$0.14	$0.68	$(0.12)	$(0.01)
Diluted	$0.14	$0.68	$(0.12)	$(0.01)

Selected Ratios (Annualized):
Net interest margin	3.91%	4.44%	3.33%	3.08%
Return on average assets	1.26	6.07	(1.55)	(0.20)
Return on average equity	11.54	62.24	(13.42)	(1.54)

YEAR ENDED DECEMBER 31, 2013	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$4,748	$4,579	$4,457	$4,581
Interest expense	878	825	830	859
Net interest income	3,870	3,754	3,627	3,722
Provision for loan losses	--	--	--	--
Net interest income after provision for loan losses	3,870	3,754	3,627	3,722
Net gain on sales and calls of investment securities	--	25	--	--
Noninterest income	1,413	1,394	1,340	1,254
Noninterest expense	5,084	5,019	4,883	4,673
Income before income taxes	199	154	84	303
Income tax provision	--	11	--	--
Net income	$199	$143	$84	$303

Earnings per share(1):
Basic	$0.01	$0.01	$0.00	$0.01
Diluted	$0.01	$0.01	$0.00	$0.01

Selected Ratios (Annualized):
Net interest margin	3.12%	3.15%	2.98%	3.13%
Return on average assets	0.15	0.11	0.06	0.23
Return on average equity	1.11	0.81	0.47	1.73

(1)	Basic and diluted weighted average shares outstanding are summarized below. The shares used in the calculation have been adjusted to give effect to the 11% common stock dividend paid in December 2014.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2014
Basic weighted - average shares	33,366,628	33,364,021	24,466,899	22,268,376
Effect of dilutive securities	141,602	68,465	--	--
Diluted weighted - average shares	33,508,230	33,432,486	24,466,899	22,268,376

YEAR ENDED DECEMBER 31, 2013
Basic weighted - average shares	22,268,320	22,237,039	22,108,439	21,579,555
Effect of dilutive securities	940,234	989,090	1,083,416	1,462,389
Diluted weighted - average shares	23,208,554	23,226,129	23,191,855	23,041,944

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are operating effectively.

The Company’s management, including the Company’s Principal Executive Officer and the Principal Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. On June 13, 2014, we completed the merger with FNSC, and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting during the second quarter of 2014 to include the operations of FNSC. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Bear State Financial, Inc. and its subsidiary Bear State Bank, N.A., as successor by merger to First Federal Bank, Heritage Bank, N.A. and First National Bank of Hot Springs (collectively referred to as the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, as such, include amounts based on informed judgments and estimates made by management.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2014 based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013 edition), issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by SEC guidance, management excluded from its assessment the operations of the First National Bank of Hot Springs and Heritage Bank acquisitions made during 2014 due to the timing of the acquisitions, which is described in Note 2 to the Consolidated Financial Statements. The assets acquired in this acquisition and excluded from management’s assessment on internal controls over financial reporting comprised approximately 61% of total consolidated assets at December 31, 2014. Based on this assessment and the application of the specified criteria, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2014.

Richard N. Massey Chairman and Principal Executive Officer	Matt Machen Principal Financial Officer

Item 9B. Other Information.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is included in the sections titled “Election of Directors,” “Information Regarding the Board and its Committees,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics for Executive Officers and Financial Professionals,” and “Committees and Meetings of the Board of the Company and the Bank” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act, for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), and that information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the section titled “Executive Compensation” in the 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain portions of the information required by this item are incorporated herein by reference from the section titled “Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity-Based Compensation Plans” in the 2015 Proxy Statement.

Equity-Based Compensation Plans

The following table contains information regarding shares of our common stock that may be issued upon the exercise of stock awards under our existing equity compensation plans as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity Compensation Plans Approved by Stockholders	234,002	(1)	$6.66	1,694,833

Equity Compensation Plans Not Approved by Stockholders	—		—	—

Total	234,002		$6.66	1,694,833

(1)

As of December 31, 2014, there were 234,002 shares of our common stock issuable upon the exercise of options granted under the Bear State Financial, Inc. 2011 Omnibus Incentive Plan, which was approved by stockholders in 2011 (the “2011 Plan”). The weighted average exercise price of those outstanding options was $6.66. At December 31, 2014, there were 203,797 shares of our common stock issuable upon vesting of restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the section titled “Transactions with Certain Related Persons” and “Election of Directors” in the 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the section titled “Accounting Fees and Services” in the 2015 Proxy Statement.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Report

(1)	Consolidated financial statements of the Company have been included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements of the Company and related notes thereto.

(3)	See Item 15(b) of this Annual Report on Form 10-K.

(b) Exhibit Index.

2.1

Agreement and Plan of Merger by and between the Company and First National Security Company, dated July 1, 2013 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

2.2	List of Schedules to the Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.2 to First Federal’s Current Report on Form 8-K filed with the SEC on July 3, 2013).
2.3	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2011).
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 3, 2014).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 19, 2014).
10.1

Investment Agreement dated as of January 27, 2011, by and among the Company, First Federal Bank and Bear State Financial Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011).

10.2

First Amendment to Investment Agreement, dated April 20, 2011, among the Company, First Federal Bank, and Bear State Financial Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on April 21, 2011).

10.3*	Bear State Financial, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).
10.4*

Form of Notice of Performance-Based Restricted Stock Grant, including Form of Performance-Based Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.5*

Form of Notice of Restricted Stock Grant, including Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.6*

Form of Notice of Stock Option Grant, including Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.7	Form of Commitment Letter (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013).
10.8	Form of Warrant issued to each of the Investors (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 27, 2013).
10.9

Form of Registration Rights Agreement by and between the Company and each of the Investors (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 27, 2013).

10.10

Subscription Agreement by and between the Company and Bear State Financial Holdings, LLC, dated August 23, 2013  (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 27, 2013).

10.11

Form of Registration Rights Agreement by and among the Company, Bear State Financial Holdings, LLC and each of the Investors (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 27, 2013).

21.0	Subsidiaries of the Registrant**
23.0	Consent of BKD LLP**
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Section 906 Certification of the PEO**
32.2	Section 906 Certification of the PFO**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Management contract or compensatory plan or arrangement

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR STATE FINANCIAL, INC.

By:	/s/ Richard N. Massey
Richard N. Massey
Chairman and Principal Executive Officer
March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard N Massey	March 27, 2015
Richard N. Massey Chairman (principal executive officer)

/s/ W. Dabbs Cavin	March 27, 2015
W. Dabbs Cavin Executive Vice Chairman

/s/ Daniel C. Horton	March 27, 2015
Daniel C. Horton Executive Vice Chairman

/s/ K. Aaron Clark	March 27, 2015
K. Aaron Clark Director

/s/ Frank Conner	March 27, 2015
Frank Conner Director

/s/ Brock Gearhart	March 27, 2015
Brock Gearhart Director

/s/ O. Fitzgerald Hill	March 27, 2015
O. Fitzgerald Hill Director

/s/ Ian Vaughan	March 27, 2015
Ian Vaughan Director

/s/ Matt Machen	March 27, 2015
Matt Machen Executive Vice President and Chief Financial Officer

/s/ Sherri Billings	March 27, 2015
Sherri Billings Executive Vice President and Chief Accounting Officer