Form 10-Q
period 2015-03-31
BEAR STATE FINANCIAL, INC.
filed 2015-05-14
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2015, there were issued and outstanding 33,375,753 shares of the Registrant's Common Stock, par value $.01 per share.

BEAR STATE FINANCIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

ASSETS	March 31, 2015	December 31, 2014

Cash and cash equivalents	$82,416	$113,086
Interest-bearing time deposits in banks	11,923	12,421
Investment securities available for sale	176,599	174,218
Other investment securities, at cost	8,484	5,864
Loans receivable, net of allowance of $13,762 and $13,660, respectively	1,026,051	1,041,222
Loans held for sale	11,080	6,409
Accrued interest receivable	4,540	4,485
Real estate owned - net	4,719	4,792
Office properties and equipment - net	51,481	50,332
Cash surrender value of life insurance	45,269	44,130
Goodwill	25,717	25,717
Core deposit intangible - net	7,182	7,338
Deferred tax asset, net	19,564	20,697
Prepaid expenses and other assets	2,572	3,884

TOTAL	$1,477,597	$1,514,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest bearing deposits	$176,924	$180,136
Interest bearing deposits	1,059,334	1,083,661
Total deposits	1,236,258	1,263,797
Short term borrowings	5,576	12,083
Other borrowings	57,642	61,258
Other liabilities	4,993	7,003

Total liabilities	1,304,469	1,344,141

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—5,000,000 shares authorized; none issued at March 31, 2015 and December 31, 2014	--	--
Common stock, $0.01 par value—100,000,000 shares authorized; 33,375,753 and 33,365,845 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	334	334
Additional paid-in capital	169,543	169,543
Accumulated other comprehensive income	984	577
Retained earnings	2,267	--

Total stockholders’ equity	173,128	170,454

TOTAL	$1,477,597	$1,514,595

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
INTEREST INCOME:
Loans receivable	$13,204	$4,135
Investment securities:
Taxable	298	225
Nontaxable	508	286
Other	96	105
Total interest income	14,106	4,751

INTEREST EXPENSE:
Deposits	1,304	869
Other borrowings	224	22
Total interest expense	1,528	891

NET INTEREST INCOME	12,578	3,860

PROVISION FOR LOAN LOSSES	300	--

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,278	3,860

NONINTEREST INCOME:
Net gain on sales of investment securities	88	--
Deposit fee income	1,739	625
Earnings on life insurance policies	367	200
Gain on sale of loans	637	304
Other	280	73
Total noninterest income	3,111	1,202

NONINTEREST EXPENSES:
Salaries and employee benefits	6,459	3,062
Net occupancy expense	1,434	585
Real estate owned, net	38	217
FDIC insurance	222	120
Amortization of intangible assets	156	--
Data processing	1,169	418
Professional fees	376	195
Advertising and public relations	680	103
Postage and supplies	235	91
Other	1,468	548
Total noninterest expenses	12,237	5,339

INCOME (LOSS) BEFORE INCOME TAXES	3,152	(277)

INCOME TAX PROVISION	885	--

NET INCOME (LOSS)	$2,267	$(277)

Basic earnings (loss) per common share	$0.07	$(0.01)

Diluted earnings (loss) per common share	$0.07	$(0.01)

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Net income (loss)	$2,267	$(277)
Other comprehensive income :
Unrealized holding gains on investment securities arising during the period	747	589
Less: reclassification adjustments for realized gain included in net income	(88)	--
Other comprehensive income, before tax effect	659	589
Tax effect	(252)	--
Other comprehensive income	407	589
COMPREHENSIVE INCOME	$2,674	$312

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
BALANCE – January 1, 2015	33,365,845	$334	$169,543	$577	$--	$170,454

Net income	--	--	--	--	2,267	2,267
Other comprehensive income	--	--	--	407	--	407
Shares issued – restricted stock unit vesting	12,008	--	--	--	--	--
Stock compensation	--	--	20	--	--	20
Repurchase of common stock	(2,100)	--	(20)	--	--	(20)

BALANCE – March 31, 2015	33,375,753	$334	$169,543	$984	$2,267	$173,128

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

OPERATING ACTIVITIES:
Net income (loss)	$2,267	$(277)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	300	--
Provision for real estate losses	--	242
Deferred tax provision (benefit)	885	(243)
Deferred tax valuation allowance	--	243
Net amortization (accretion) of investment securities	64	(1)
Federal Home Loan Bank stock dividends	(2)	--
Gain on sale of fixed assets, net	--	6
Gain on sale of real estate owned, net	(42)	(81)
Gain on sale of investment securities, net	(88)	--
Originations of loans held for sale	(26,354)	(15,750)
Proceeds from sales of loans held for sale	22,320	13,328
Gain on sale of loans originated to sell	(637)	(304)
Depreciation	622	342
Amortization of deferred loan costs, net	23	39
Accretion of purchased loans, net	(1,128)	--
Amortization of other intangible assets	156	--
Stock compensation	20	75
Earnings on life insurance policies	(367)	(200)
Changes in operating assets and liabilities:
Accrued interest receivable	(55)	(153)
Prepaid expenses and other assets	1,308	25
Other liabilities	(402)	(43)

Net cash used in operating activities	(1,110)	(2,752)

INVESTING ACTIVITIES:
Redemptions of interest-bearing time deposits in banks	498	249
Purchases of investment securities available for sale (“AFS”)	(9,728)	(100)
Proceeds from sales of investment securities AFS	2,082	--
Proceeds from maturities/calls/paydowns of investment securities AFS	4,340	701
Redemptions of Federal Home Loan Bank stock	141	--
Purchases of Federal Home Loan Bank stock	(423)	--
Redemptions of Federal Reserve Bank stock	907	--
Purchases of Federal Reserve Bank stock	(3,243)	--
Loan repayments (originations), net	25,735	(9,169)
Loan participations purchased	(10,225)	(4,229)
Proceeds from sales of real estate owned	581	1,888
Proceeds from sales of office properties and equipment	--	144
Purchases of office properties and equipment	(1,771)	(162)
Purchases of bank owned life insurance	(772)	--

Net cash provided by (used in) investing activities	8,122	(10,678)

(Continued)

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(27,539)	$18,992
Proceeds from advances from Federal Home Loan Bank	11,174	--
Repayment of advances from Federal Home Loan Bank	(15,333)	(29)
Net increase in other borrowings	543	--
Net decrease in short term borrowings	(6,507)	--
Repurchase of common stock	(20)	--

Net cash (used in) provided by financing activities	(37,682)	18,963

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,670)	5,533

CASH AND CASH EQUIVALENTS:
Beginning of period	113,086	23,970

End of period	$82,416	$29,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for interest	$1,580	$867

Cash received for income tax refunds	$1,746	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$613	$453

Sales of real estate owned financed by the Bank	$147	$--

Investment securities purchased—not settled	$--	$1,234

See notes to unaudited condensed consolidated financial statements.	(Concluded)

BEAR STATE FINANCIAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank, N.A. (the “Bank”), is a community oriented national bank providing a broad line of financial products to individuals and business customers.  The Bank operates 43 branches and three loan production offices throughout Arkansas and Southeast Oklahoma.

The Company completed its merger with First National Security Company (“FNSC”) and its subsidiaries, including First National Bank of Hot Springs (“First National”) and Heritage Bank, N.A. (“Heritage Bank”), on June 13, 2014. On February 13, 2015, First Federal Bank, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. Any reference in this Quarterly Report on Form 10-Q to the “Bank” shall mean Bear State Bank, N.A., if such reference pertains to the time period after giving effect to the charter consolidation and shall mean each of First Federal Bank, First National and Heritage Bank, collectively, if such reference pertains to the time period before giving effect to the charter consolidation.

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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Those adjusting entries consist only of normal recurring adjustments.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements of the Company and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, contained in the Company’s 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet of the Company has been derived from the audited consolidated balance sheet of the Company as of that date.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40): Receivables – Troubled Debt Restructurings by Creditors, which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. The Company adopted this ASU effective January 1, 2015 using the prospective transition method. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The Company adopted this ASU beginning with the quarter ending March 31, 2015. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

3.	ACQUISITION

On June 13, 2014, the Company completed its acquisition of FNSC whereby FNSC merged with and into the Company in a transaction valued at approximately $124.4 million. In connection with the merger, former FNSC stockholders received in the aggregate 6,252,400 shares of Company common stock, valued at approximately $50.4 million and $74 million in cash in exchange for 100% of the outstanding shares of FNSC common stock. The Company paid $50 million of the total cash consideration and FNSC paid $24 million of the total cash consideration to its stockholders from funds it received immediately prior to the closing of the acquisition from its subsidiary bank, First National Bank. The acquisition expanded the Company’s market into Northeast and Southwest Arkansas and further diversified the Company’s loan, customer and deposit base.

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

Other borrowings – The fair value of Federal Home Loan Bank of Dallas (“FHLB”) borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

4.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following as of the dates indicated (in thousands):

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasuries and Government agencies	$76,505	$39	$(33)	$76,511
Municipal securities	61,850	650	(176)	62,324
Mortgage-backed securities	36,649	1,116	(1)	37,764

Total	$175,004	$1,805	$(210)	$176,599

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasuries and Government agencies	$77,550	$7	$(225)	$77,332
Municipal securities	58,812	456	(188)	59,080
Mortgage-backed securities	36,920	900	(14)	37,806

Total	$173,282	$1,363	$(427)	$174,218

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and Government agencies	$42,188	$33	$--	$--	$42,188	$33
Municipal securities	14,604	171	465	5	15,069	176
Mortgage-backed securities	315	1	--	--	315	1

Total	$57,107	$205	$465	$5	$57,572	$210

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and Government agencies	$75,985	$225	$--	$--	$75,985	$225
Municipal securities	16,353	171	1,028	17	17,381	188
Mortgage-backed securities	2,102	14	--	--	2,102	14

Total	$94,440	$410	$1,028	$17	$95,468	$427

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

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the unrealized losses are also considered temporary because scheduled coupon payments have been made. It is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount.

The Company has pledged investment securities with carrying values of approximately $113.8 million at March 31, 2015 and $119.0 million at December 31, 2014, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $5.6 million at March 31, 2015 and $2.1 million at December 31, 2014, for securities sold under agreements to repurchase.

The following table sets forth the amount (dollars in thousands) of investment securities available for sale that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at March 31, 2015. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	March 31, 2015
	Amortized	Fair	Weighted
	Cost	Value	Average Rate

Within one year	$28,953	$28,955	0.52%
Due from one year to five years	68,748	68,886	0.98%
Due from five years to ten years	20,302	20,612	2.72%
Due after ten years	20,352	20,382	3.08%
	138,355	138,835	1.45%
Mortgage-backed securities	36,649	37,764	2.69%
Total	$175,004	$176,599	1.71%

As of March 31, 2015 and December 31, 2014, investments with amortized cost totaling approximately $75.5 million and $73.1 million, respectively, have call options held by the issuer, of which approximately $34.9 million and $35.0 million, respectively, are or were callable within one year.

Sales of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Sales proceeds	$2,082	$--

Gross realized gains	$88	$--
Gross realized losses	--	--
Net gains on sales of investment securities	$88	$--

5.	LOANS RECEIVABLE

Loans receivable consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Real estate:
One- to four-family residential	$315,146	$320,489
Multifamily residential	51,673	45,181
Nonfarm nonresidential	336,370	369,974
Farmland	50,244	47,199
Construction and land development	100,918	98,594
Commercial	152,913	139,871
Consumer	32,613	33,809
Total loans receivable	1,039,877	1,055,117
Unearned discounts and net deferred loan costs	(64)	(235)
Allowance for loan and lease losses	(13,762)	(13,660)

Loans receivable—net	$1,026,051	$1,041,222

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

Commercial Loans – This portfolio includes loans with funds used for commercial purposes including loans to finance enterprise, including agricultural, working capital needs; equipment purchases; accounts receivable and inventory and other similar business needs. The risk of loans in this category is driven by the cash flow and creditworthiness of the borrowers, the monitoring of which occurs through the ongoing analysis of updated and interim financial information. Also, the terms of these loans are generally shorter than credits secured by real estate, helping to reduce the impact of changes in interest rates on the Bank’s interest rate sensitivity position.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at March 31, 2015 and December 31, 2014 were $23.3 million and $23.5 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the periods ended March 31, 2015 and December 31, 2014 was not significant.

As of March 31, 2015 and December 31, 2014, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $38.1 million and $41.4 million, respectively, were held in custody by the FHLB and were pledged for outstanding advances or available for future advances. The Bank also pledged certain of its remaining loans at March 31, 2015 and December 31, 2014 under a blanket lien with the FHLB.

As of March 31, 2015, the Bank did not have any loans pledged with the Federal Reserve (“FRB”). At December 31, 2014, qualifying loans collateralized by commercial real estate with balances of $6.8 million were pledged at the FRB. No FRB borrowings were outstanding at March 31, 2015 or December 31, 2014.

The Company evaluated $583.6 million of net loans ($595.1 million gross loans less $11.5 million discount) purchased in conjunction with the acquisition in 2014 of FNSC in accordance with the provisions of FASB ASC Topic 310-20,  Nonrefundable Fees and Other Costs . The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

The Company evaluated $21.1 million of net loans ($26.9 million gross loans less $5.8 million discount) purchased in conjunction with the acquisition in 2014 of FNSC in accordance with the provisions of FASB ASC Topic 310-30,  Loans and Debt Securities Acquired with Deteriorated Credit Quality. The following table reflects the carrying amount of purchased credit impaired (“PCI”) loans, which are included in the loan categories above (in thousands):

	March 31, 2015	June 13, 2014
One- to four-family residential	$4,208	$4,728
Multifamily residential	--	--
Nonfarm nonresidential	9,106	10,790
Farmland	86	95
Construction and land development	3,300	3,432
Commercial	1,502	1,882
Consumer	111	178
Total carrying value of PCI loans	$18,313	$21,105
Outstanding principal balance of PCI loans	$21,492	$26,942

The following table reflects the carrying amount of the fair value adjustments for purchased loans with evidence of credit deterioration as of June 13, 2014 (in thousands).

Contractually required principal and interest	$29,704
Nonaccretable differences	(6,293)
Cash flows expected to be collected	23,411
Accretable differences	(2,306)
Day 1 Fair Value	$21,105

The following table documents changes as of March 31, 2015, to the amount of accretable yield (in thousands). There was no accretable yield at March 31, 2014.

2015
Balance at January 1	$2,165
Accretable difference acquired	--
Accretion	(295)
Reclassification from nonaccretable difference	47
Changes in expected cash flows that do not affect nonaccretable differences	(31)
Transfers to real estate owned	12
Balance at March 31, 2015	$1,898

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans, are presented below (in thousands):

March 31, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$6,375	$2,783	$305,988	$315,146
Multifamily residential	--	--	51,673	51,673
Nonfarm nonresidential	917	972	334,481	336,370
Farmland	735	628	48,881	50,244
Construction and land development	375	625	99,918	100,918
Commercial	1,105	628	151,180	152,913
Consumer	302	70	32,241	32,613
Total	$9,809	$5,706	$1,024,362	$1,039,877

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$4,966	$3,545	$311,978	$320,489
Multifamily residential	--	--	45,181	45,181
Nonfarm nonresidential	3,350	2,449	364,175	369,974
Farmland	15	628	46,556	47,199
Construction and land development	127	649	97,818	98,594
Commercial	517	497	138,857	139,871
Consumer	379	47	33,383	33,809
Total	$9,354	$7,815	$1,037,948	$1,055,117

As of March 31, 2015 and December 31, 2014, there were $1.3 million and $2.2 million, respectively, of PCI loans acquired in the merger with FNSC that were 90 days or more past due and accruing. There were no other loans that were 90 days or more past due and accruing at March 31, 2015 and one loan of $353,000 past due 90 days and still accruing at December 31, 2014. Restructured loans totaled $2.4 million and $2.5 million as of March 31, 2015 and December 31, 2014, respectively, with $2.1 million and $1.9 million of such restructured loans on nonaccrual status at March 31, 2015 and December 31, 2014, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

March 31, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,158	$2,207	$1,581	$4,946
Nonfarm nonresidential	94	901	2,055	3,050
Farmland	--	628	103	731
Construction and land development	--	581	18	599
Commercial	143	92	301	536
Consumer	1	45	21	67
Total	$1,396	$4,454	$4,079	$9,929

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,121	$2,572	$1,266	$4,959
Nonfarm nonresidential	131	1,379	1,603	3,113
Farmland	--	628	106	734
Construction and land development	--	605	19	624
Commercial	--	--	306	306
Consumer	5	14	15	34
Total	$1,257	$5,198	$3,315	$9,770

The following tables summarize information pertaining to impaired loans as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 (in thousands). The tables below do not include ASC 310-30 PCI loans which are disclosed separately in the loans receivable footnote.

	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$1,176	$1,020	$201	$1,030	$1,204	$251
Nonfarm nonresidential	2,523	2,196	550	2,531	2,225	580
Farmland	619	481	120	620	484	123
Construction and land development	276	168	45	276	168	45
Commercial	--	--	--	--	--	--
Consumer	16	15	11	16	15	12
	4,610	3,880	927	4,473	4,096	1,011

Impaired loans without a valuation allowance:
One- to four-family residential	4,996	4,176	--	4,732	4,237	--
Nonfarm nonresidential	1,669	855	--	1,619	888	--
Farmland	537	250	--	537	250	--
Construction and land development	585	513	--	507	540	--
Commercial	596	536	--	362	306	--
Consumer	56	51	--	15	19	--
	8,439	6,381	--	7,772	6,240	--
Total impaired loans	$13,049	$10,261	$927	$12,245	$10,336	$1,011

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$1,112	$2	$1,125	$2
Nonfarm nonresidential	2,211	--	2,903	--
Farmland	483	--	494	--
Construction and land development	168	--	1,149	--
Commercial	--	--	125	--
Consumer	15	--	6	--
	3,989	2	5,802	2

Impaired loans without a valuation allowance:
One- to four-family residential	4,207	--	3,465	1
Nonfarm nonresidential	872	--	1,114	--
Farmland	250	--	281	--
Construction and land development	527	2	900	--
Commercial	421	--	347	--
Consumer	35	--	20	--
	6,312	2	6,127	1
Total impaired loans	$10,301	$4	$11,929	$3

Interest based on original terms		$182		$192

Interest income recognized on a cash basis on impaired loans		$--		$--

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

Based on analyses performed at March 31, 2015 and December 31, 2014, the risk categories of loans are as follows (in thousands):

	March 31, 2015
	Pass	Special Mention	Substandard	Not Rated	Total
One- to four-family residential	$226,240	$1,440	$11,656	$75,810	$315,146
Multifamily residential	51,673	--	--	--	51,673
Nonfarm nonresidential	316,177	4,352	14,935	906	336,370
Farmland	48,572	--	1,192	480	50,244
Construction and land development	96,239	101	2,350	2,228	100,918
Commercial	137,549	--	5,230	10,134	152,913
Consumer	25,365	6	201	7,041	32,613
Total	$901,815	$5,899	$35,564	$96,599	$1,039,877

	December 31, 2014
	Pass	Special Mention	Substandard	Not Rated	Total
One- to four-family residential	$231,002	$1,833	$11,792	$75,862	$320,489
Multifamily residential	45,181	--	--	--	45,181
Nonfarm nonresidential	349,672	4,378	15,585	339	369,974
Farmland	46,002	--	1,197	--	47,199
Construction and land development	93,841	105	2,375	2,273	98,594
Commercial	135,547	--	4,059	265	139,871
Consumer	27,702	6	191	5,910	33,809
Total	$928,947	$6,322	$35,199	$84,649	$1,055,117

As of March 31, 2015 and December 31, 2014, the Bank did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of March 31, 2015 and December 31, 2014: (dollars in thousands)

March 31, 2015	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$249	11	$952	13	$1,201
Nonfarm nonresidential	--	--	3	500	3	500
Farmland	--	--	1	250	1	250
Construction and land development	1	83	2	391	3	474
Consumer	--	--	2	15	2	15

Total	3	$332	19	$2,108	22	$2,440

December 31, 2014	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	4	$482	9	$726	13	$1,208
Nonfarm nonresidential	--	--	3	511	3	511
Farmland	--	--	1	250	1	250
Construction and land development	1	84	2	396	3	480
Consumer	--	--	2	15	2	15

Total	5	$566	17	$1,898	22	$2,464

No loans receivable were restructured as TDRs during the three months ended March 31, 2015. Loans receivable that were restructured as TDRs during the three months ended March 31, 2014 were as follows: (dollars in thousands)

	Three Months Ended March 31, 2014
	Number of	Balance	Balance at	Nature of Modification
	Loans	Prior to TDR	March 31, 2014	Payment Term (1)	Other
One- to four-family residential	1	$103	$100	$103	$--
Consumer	1	11	$11	$11	$--

Total	2	$114	$111	$114	$--

__________________________

(1)	Concessions represent skipped payments/maturity date extensions or amortization term extensions.

There were no loans receivable for which a payment default occurred during the three months ended March 31, 2015 or 2014 that had been modified as a TDR within 12 months or less of the payment default.

6.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three months ended March 31, 2015 and 2014 (in thousands):

	December 31, 2014	Provision (Reversals)	Charge-offs	Recoveries	March 31, 2015

One- to four-family residential	$4,488	$(210)	$(79)	$20	$4,219
Multifamily residential	791	(158)	--	--	633
Nonfarm nonresidential	4,243	(306)	--	33	3,970
Farmland	342	145	--	--	487
Construction and land development	1,023	(54)	--	101	1,070
Commercial	2,315	(659)	--	3	1,659
Consumer	101	29	(54)	31	107
Purchased credit impaired	357	1,513	(253)	--	1,617
Total	$13,660	$300	$(386)	$188	$13,762

	December 31, 2013	Provision (Reversals)	Charge-offs	Recoveries	March 31, 2014

One- to four-family residential	$4,549	$(144)	$(8)	$10	$4,407
Multifamily residential	1,001	(154)	--	--	847
Nonfarm nonresidential	4,271	(26)	(113)	2	4,134
Farmland	158	(6)	--	--	152
Construction and land development	1,383	(213)	(152)	41	1,059
Commercial	1,268	530	--	1	1,799
Consumer	81	13	(28)	14	80
Purchased credit impaired	--	--	--	--	--
Total	$12,711	$--	$(301)	$68	$12,478

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of March 31, 2015 and December 31, 2014 (in thousands):

	Allowance for Loan and Lease Losses			Loan Balances
March 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$201	$4,018	$370	$5,196	$305,742	$4,208
Multifamily residential	--	633	--	--	51,673	--
Nonfarm nonresidential	550	3,420	647	3,051	324,213	9,106
Farmland	120	367	--	731	49,427	86
Construction and land development	45	1,025	44	681	96,937	3,300
Commercial	--	1,659	556	536	150,875	1,502
Consumer	11	96	--	66	32,436	111
Total	$927	$11,218	$1,617	$10,261	$1,011,303	$18,313

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$251	$4,237	$68	$5,441	$310,701	$4,347
Multifamily residential	--	791	--	--	45,181	--
Nonfarm nonresidential	580	3,663	289	3,113	357,186	9,675
Farmland	123	219	--	734	46,379	86
Construction and land development	45	978	--	708	94,518	3,368
Commercial	--	2,315	--	306	138,315	1,250
Consumer	12	89	--	34	33,638	137
Total	$1,011	$12,292	$357	$10,336	$1,025,918	$18,863

A summary of the activity in the allowance for losses on real estate owned is as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014

Balance—beginning of period	$6,575	8,794

Provisions for estimated losses	--	242
Losses charged off	(7)	(893)

Balance—end of period	$6,568	8,143

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014

Land and land improvements	$10,796	$10,796
Buildings and improvements	43,073	42,995
Furniture and equipment	11,127	9,452
Automobiles and other	823	823

Total	65,819	64,066

Accumulated depreciation	(14,338)	(13,734)

Office properties and equipment—net	$51,481	$50,332

Depreciation expense for the three months ended March 31, 2015 and 2014 was approximately $622,000 and $342,000, respectively.

8.	GOODWILL AND CORE DEPOSIT INTANGIBLE - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually and periodically upon the occurrence of certain triggering events. At March 31, 2015, goodwill consisted of $25.7 million related to the FNSC acquisition. This goodwill is not deductible for tax purposes. The Company’s core deposit intangible is related to the core deposit premiums of First National and Heritage Bank. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangible for the period ended March 31, 2015 were as follows (in thousands):

2015

Balance—beginning of period	$7,338

FNSC merger	--
Amortization expense	(156)

Balance—end of period	$7,182

The Company’s projected amortization expense for the remainder of 2015 is approximately $469,000, $625,000 in each of the years ending December 31, 2016 through 2019, and $4.2 million thereafter.

9.	DEPOSITS

Deposits as of March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014

Checking accounts	$553,062	$576,034
Money market accounts	107,172	108,794
Savings accounts	119,621	115,375
Certificates of deposit	456,403	463,594

Total	$1,236,258	$1,263,797

Overdrafts of checking accounts of $342,000 and $540,000 at March 31, 2015 and December 31, 2014, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of March 31, 2015 and December 31, 2014, the Bank had $22.2 million of brokered deposits.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $241.5 million and $242.6 million at March 31, 2015 and December 31, 2014, respectively. The aggregate amount of time deposits in denominations of $250 thousand or more was approximately $83.5 million and $77.5 million at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015, scheduled maturities of certificates of deposit were as follows (in thousands):

Amount

Within one year	$250,779
One to two years	66,975
Two to three years	60,927
Three to four years	41,245
Four to five years	23,778
Over five years	12,699

Total	$456,403

10.	SHORT TERM BORROWINGS

Short term borrowings consist of repurchase agreements totaling $5.6 million and $12.1 million at March 31, 2015 and December 31, 2014, respectively. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the Condensed Consolidated Balance Sheets and are disclosed in Note 4. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.

At March 31, 2015, the Company and the Bank had unused credit lines allowing contingent access to overnight borrowings of up to $52.0 million on an unsecured basis.

11.	OTHER BORROWINGS

Other borrowings are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014

Federal Home Loan Bank advances with rates ranging from 0.20% to 7.75% maturing through July 1, 2024	$38,936	$43,095
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, interest payments due quarterly, maturing May 30, 2016	9,100	8,300
Term note payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	9,606	9,863

Total	$57,642	$61,258

Federal Home Loan Bank. The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and a blanket lien on substantially all remaining loans. Additionally, as of March 31, 2015, the Bank has FHLB letters of credit totaling $25.0 million which mature in the fourth quarter of 2015. The letters of credit were used to secure public deposits.

Notes Payable. The line of credit and note payable to a bank are collateralized by 100% of the stock of the Bank. The related loan agreement requires the Company and the Bank to maintain certain financial ratios. As of March 31, 2015, the Company was in compliance with the applicable covenants imposed by the loan agreement.

At March 31, 2015, scheduled maturities of other borrowings were as follows: (in thousands):

	Weighted
	Average
	Rate	Amount

Within one year	0.61%	$15,099
One to two years	1.80	15,651
Two to three years	2.33	1,475
Three to four years	2.10	6,397
Four to five years	1.99	11,865
Over five years	2.66	7,155

Total	1.68%	$57,642

12.	INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Income tax provision (benefit):
Current:
Federal	$--	$--
State	--	--
Total current	--	--

Deferred:
Federal	735	(225)
State	150	(18)
Valuation allowance	--	243
Total deferred	885	--

Total	$885	$--

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Three Months Ended March 31
	2015		2014

Taxes at statutory rate	$1,072	34.0%	$(94)	34.0%
Increase (decrease) resulting from:
State income tax—net	99	3.1	(12)	4.2
Section 382 write-down	--	--	27	(9.8)
Change in valuation allowance	--	--	243	(87.8)
Earnings on life insurance policies	(125)	(4.0)	(68)	24.6
Nontaxable investments	(148)	(4.6)	(98)	35.4
Other—net	(13)	(0.4)	2	(0.6)

Total	$885	28.1%	$--	--%

During the three months ended March 31, 2015, the effective tax rate was of 28.1%, compared to 0.0% for the three months ended March 31, 2014.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The Company’s temporary differences and carry-forwards that give rise to deferred tax assets and liabilities are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014

Deferred tax assets:
Allowance for loan and lease losses	$6,319	$6,343
Discount on loans	3,492	4,511
Real estate owned	2,639	2,649
Section 382 net operating loss carry-forward	2,218	2,252
Net operating loss carry-forward	11,305	11,239
Nonaccrual loan interest	870	920
Other	785	736
Total deferred tax assets	27,628	28,650
Valuation allowance	(1,017)	(1,017)
Deferred tax asset, net of allowance	26,611	27,633

Deferred tax liabilities:
Office properties	(3,234)	(3,240)
Core deposit intangible	(2,750)	(2,810)
Unrealized gain on investments	(675)	(426)
Pension plan	(12)	(24)
Prepaid expenses	(376)	(436)

Total deferred tax liabilities	(7,047)	(6,936)

Net deferred tax asset	$19,564	$20,697

At March 31, 2015, the deferred tax assets were primarily the result of net operating loss (“NOL”) carry-forwards and temporary differences for the allowance for loan and lease losses and the discount on purchased loans.

A financial institution may, for federal income tax purposes, carry back NOLs to the preceding two taxable years and forward to the succeeding 20 taxable years. At March 31, 2015, the Company had a $35.1 million NOL for federal income tax purposes that will be carried forward. The federal NOL carry-forwards, if unused, expire in calendar years 2029 through 2035. The federal NOL includes $6.5 million remaining from the pre-ownership change NOL carry-forward. The investment by Bear State Financial Holdings, LLC in the Company on May 3, 2011, constituted an “ownership change” as defined in the Internal Revenue Code (the “Code”). In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carry-forwards and certain recognized built-in losses. The annual limit under Section 382 is approximately $405,000. At March 31, 2015, the Company had a $37.0 million NOL for state income tax purposes. The state NOL carry-forwards, if unused, expire in calendar years 2015 through 2020.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined under IRC Section 593(g)(2)(A)(ii). Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at March 31, 2015 and December 31, 2014. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the state of Arkansas. Also, the Bank files a separate income tax return in the state of Oklahoma. The Company and the Bank are subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2011 and forward.

13.     STOCK BASED COMPENSATION

The 2011 Omnibus Incentive Plan (the “2011 Plan”), became effective May 3, 2011, after approval by the Company’s stockholders on April 29, 2011. The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that link the personal interests of participants to those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 2,144,743 shares of Company stock (adjusted for the 11% stock dividend paid in 2014). Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan. Each award under the 2011 Plan is governed by the terms of the individual award agreement, which specifies pricing, term, vesting, and other pertinent provisions. Shares issued in connection with stock compensation awards are issued from available authorized shares.

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

A summary of the stock option activity in the Company’s 2011 Plan for the three months ended March 31, 2015, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2015	234,002	$6.66
Granted	--	$--
Exercised	--	$--
Forfeited	--	$--

Outstanding—March 31, 2015	234,002	$6.66
Exercisable—March 31, 2015	111,646	$6.11

The weighted average remaining contractual life of the outstanding options was 3.7 years and the aggregate intrinsic value of the options was approximately $756,000 at March 31, 2015. The weighted average remaining contractual life of options exercisable was 3.5 years and the aggregate intrinsic value of the exercisable options was approximately $422,000 at March 31, 2015.

As of March 31, 2015, there was $258,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 1.9 years. Compensation expense attributable to option awards totaled approximately $36,000 and $35,000 for the three month periods ended March 31, 2015 and 2014, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to seven years.

A summary of the RSU activity in the Company’s 2011 Plan for the three months ended March 31, 2015, is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2015	203,797	$7.58
Granted	12,500	$10.92
Vested	(16,596)	$7.88
Forfeited	(40,722)	$7.31

Outstanding—March 31, 2015	158,979	$7.88

As of March 31, 2015, there was $981,000 of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 3.3 years. Compensation expense attributable to awards of RSUs totaled approximately $79,000 and $51,000 for the three months ended March 31, 2015 and 2014, respectively.

14.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options and warrants using the treasury stock method. The following table reflects the calculation of weighted average shares outstanding for the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2015	2014
Basic weighted average shares outstanding	33,371,946	22,268,376
Effect of dilutive securities	179,830	--
Diluted weighted average shares outstanding	33,551,776	22,268,376

All share amounts have been adjusted to give effect to the 11% common stock dividend paid by the Company in December 2014. The calculation of diluted earnings per share for the three months ended March 31, 2014 excluded the following antidilutive securities: warrants representing 1,525,009 shares, stock options representing 239,760 shares, and RSUs representing 97,809 shares.

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2015 and December 31, 2014, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. agency securities, mortgage-backed securities, municipal bonds and corporate debt securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended March 31, 2015 or December 31, 2014.

The following table presents assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Available for sale investment securities:
U.S. Treasuries and Government agencies	$76,511	$--	$76,511	$--
Municipal securities	62,324	--	62,324	--
Mortgage-backed securities	37,764	--	37,764	--
Total	$176,599	$--	$176,599	$--

December 31, 2014
Available for sale investment securities:
U.S. Treasuries and Government agencies	$77,332	$--	$77,332	$--
Municipal securities	59,080	--	59,080	--
Mortgage-backed securities	37,806	--	37,806	--
Total	$174,218	$--	$174,218	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at March 31, 2015 and December 31, 2014 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, collateral discounts ranged from 15% to 25% and selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs and adjustments to the allowance for loan and lease losses.

Real Estate Owned, net

Real Estate Owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. There were no REO provisions recorded during the three months ended March 31, 2015. REO loss provisions recorded during the three months ended March 31, 2014 were $242,000.

The following table presents assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2015 and 2014 (in thousands). The assets disclosed in the following table were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Impaired loans	$3,213	$--	$--	$3,213
REO, net	--	--	--	--

March 31, 2014
Impaired loans	$5,203	$--	$--	$5,203
REO, net	1,645	--	--	1,645

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	March 31, 2015		December 31, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$82,416	$82,416	$113,086	$113,086
Level 2 inputs:
Interest-bearing time deposits in banks	11,923	12,147	12,421	12,663
Other investment securities	8,484	8,484	5,864	5,864
Loans held for sale	11,080	11,080	6,409	6,409
Cash surrender value of life insurance	45,269	45,269	44,130	44,130
Accrued interest receivable	4,540	4,540	4,485	4,485
Level 3 inputs:
Loans receivable—net	1,026,051	1,053,704	1,041,222	1,063,529

FINANCIAL LIABILITIES:
Level 1 inputs:
Short term borrowings	5,576	5,576	12,083	12,083
Level 2 inputs:
Checking, money market and savings accounts	779,855	779,855	800,203	800,203
Other borrowings	57,642	59,444	61,258	62,175
Accrued interest payable	251	251	304	304
Level 3 inputs:
Certificates of deposit	456,403	459,033	463,594	464,650

For cash and cash equivalents, the carrying amount approximates fair value (level 1). For other investment securities, loans held for sale, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to other investment securities, the ability to sell the stock back to the issuer at cost (level 2). Interest bearing time deposits in banks were valued using discounted cash flows based on current rates for similar types of deposits (level 2). Fair values of impaired loans are estimated as described in Note 15. Non-impaired loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans (level 3).

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Office of the Comptroller of the Currency (“OCC”) is the primary regulator for the Bank. The Federal Reserve Bank is the primary regulator for the Company. Failure to meet minimum capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Company’s or the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of tier 1 capital (as defined by regulation) to average assets (as defined by regulation) and common equity tier 1 capital, tier 1 capital and total capital (as defined by regulation) to risk-weighted assets (as defined by regulation). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of the most recent notification from regulatory authorities, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed any of the Bank’s categorizations.

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and the Bank as of March 31, 2015 are presented in the following table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Adjusted Average Assets
Consolidated	$131,131	8.96%	$58,531	4.00%	$73,164	5.00%
Bear State	148,052	10.12%	58,542	4.00%	73,177	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$131,131	11.39%	$51,817	4.50%	$74,847	6.50%
Bear State	148,052	12.86%	51,787	4.50%	74,803	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$131,131	11.39%	$69,090	6.00%	$92,119	8.00%
Bear State	148,052	12.86%	69,049	6.00%	92,065	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$144,893	12.58%	$92,119	8.00%	$115,149	10.00%
Bear State	161,814	14.06%	92,065	8.00%	115,082	10.00%

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and First Federal Bank (“First Federal”), First National Bank (“FNB”) and Heritage Bank (“Heritage”) as of December 31, 2014 are presented in the following table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible Capital to Tangible Assets
First Federal	$54,215	9.21%	$8,825	1.50%	N/A	N/A

Tier 1 Capital to Average Assets
Consolidated	$122,537	8.29%	$59,146	4.00%	N/A	N/A
First Federal (1)	54,215	9.21%	23,534	4.00%	$29,417	5.00%
FNB	56,245	9.40%	17,951	3.00%	29,919	5.00%
Heritage	29,086	9.76%	11,925	4.00%	14,906	5.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	$122,537	10.89%	$45,001	4.00%	N/A	N/A
First Federal	54,215	11.42%	N/A	N/A	$28,488	6.00%
FNB	56,245	13.14%	17,117	4.00%	25,675	6.00%
Heritage	29,086	13.35%	8,716	4.00%	13,074	6.00%

Total Capital to Risk-Weighted Assets
Consolidated	$136,197	12.11%	$90,002	8.00%	N/A	N/A
First Federal	60,226	12.68%	37,984	8.00%	$47,480	10.00%
FNB	57,100	13.34%	34,234	8.00%	42,792	10.00%
Heritage	29,786	13.67%	17,432	8.00%	21,790	10.00%

(1)	In the case of First Federal, the ratio is calculated based on adjusted assets at period end.

Dividends. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account established by the Company in connection with First Federal’s conversion from the mutual holding company structure on May 3, 1996. In addition, federal regulations, as currently applied to the Bank, impose limitations upon payment of capital distributions to the Company. No dividends were available for distribution at March 31, 2015, without prior regulatory approval.

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

Repurchase Program. During the first quarter of 2015, the Company repurchased 2,100 shares of its common stock under a share repurchase program that was approved by the Board of Directors on March 13, 2015, whereby the Company is permitted to repurchase up to $1 million of its common stock. The 2015 repurchase program will expire March 13, 2016 and can be renewed annually by the Board of Directors.

18.	CONTINGENCIES

As of March 31, 2015, the Company was in a dispute with a third party vendor regarding a $2 million invoice received during the first quarter of 2015.  The resolution of the dispute may result in no payment by the Company or a settlement of the asserted contractual obligation.  A timeframe for resolving the dispute is unknown at this time and no liability has been accrued as of March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations (“MD&A”) is intended to assist a reader in understanding the consolidated financial condition and results of operations of the Company and its subsidiaries for the periods presented. The information contained in this section should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements and the other sections contained herein. References to the Company and the Bank throughout this MD&A are made using the first person notations of “we”, “us” or “our”.

The Company is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank, N.A., is a community oriented national bank providing a broad line of financial products to individuals and business customers.  The Bank operates 43 branches and three loan production offices throughout Arkansas and Southeast Oklahoma.

The Company completed its acquisition of First National Security Company (“FNSC”) and its subsidiaries, including First National Bank of Hot Springs (“First National”) and Heritage Bank, N.A. (“Heritage Bank”), on June 13, 2014. On February 13, 2015 First Federal Bank, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. The Company has achieved significant operational and organizational improvements as a result of the charter consolidation and technology integration, the benefits of which are expected to begin to be realized in the second quarter of 2015.

2015 FIRST QUARTER OVERVIEW

The Company’s net income was $2.3 million for the three months ended March 31, 2015, compared to a net loss of $277,000 for the three months ended March 31, 2014. The increase in net income for the comparative period was primarily due to the addition of the results of operations for First National and Heritage Bank, partially offset by increases in certain operating expenses, primarily related to merger and integration related expenses.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for the first quarter of 2015 was $12.6 million compared to $3.9 million in 2014. The increase in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for the first quarter of 2015 was $14.1 million compared to $4.8 million in 2014. The increase in interest income for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to increases in the average balances of loans receivable and investment securities and yields earned on loans receivable as a result of the merger with FNSC.

Interest Expense.   Interest expense for the first quarter of 2015 was $1.5 million compared to $0.9 million for the same period in 2014. The increase in interest expense for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to an increase in the average balances of deposit accounts and borrowings due to the merger with FNSC, partially offset by a decrease in the average rate paid on deposits.

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

	Three Months Ended March 31,
	2015 vs. 2014
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$6,926	$801	$1,342	$9,069
Investment securities	803	(197)	(311)	295
Other interest-earning assets	110	(58)	(61)	(9)
Total interest-earning assets	7,839	546	970	9,355

Interest expense:
Deposits	1,174	(314)	(425)	435
Other borrowings	277	(5)	(70)	202
Total interest-bearing liabilities	1,451	(319)	(495)	637
Net change in net interest income	$6,388	$865	$1,465	$8,718

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

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,045,946	$13,204	5.12%	$391,024	$4,135	4.29%
Investment securities(2)	183,857	806	1.78	71,521	511	2.90
Other interest-earning assets	95,322	96	0.41	46,471	105	0.91
Total interest-earning assets	1,325,125	14,106	4.32	509,016	4,751	3.78
Noninterest-earning assets	179,591			47,410
Total assets	$1,504,716			$556,426
Interest-bearing liabilities:
Deposits	$1,072,255	1,304	0.49	$456,275	869	0.77
Other borrowings	80,590	224	1.13	5,923	22	1.51
Total interest-bearing liabilities	1,152,845	1,528	0.54	462,198	891	0.78
Noninterest-bearing deposits	175,457			20,313
Noninterest-bearing liabilities	3,603			2,102
Total liabilities	1,331,905			484,613
Stockholders' equity	172,811			71,813
Total liabilities and stockholders' equity	$1,504,716			$556,426

Net interest income		$12,578			$3,860
Net earning assets	$172,280			$46,818
Interest rate spread			3.78%			3.00%
Net interest margin			3.85%			3.08%
Ratio of interest-earning assets to Interest-bearing liabilities			114.94%			110.13%

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

Management determined that a provision for loan losses of $300,000 was required for the three months ended March 31, 2015, to maintain the ALLL at an adequate level. Management determined the necessity of the provision and the amount thereof taking into consideration (i) loans originated by the Bank during the quarter, (ii) changes in the overall portfolio of nonperforming and classified loans of the Bank, (iii) continued improvement in the credit quality of the Bank’s loan portfolio, and (iv) ALLL coverage of nonaccrual loans. The ALLL as a percentage of loans receivable was 1.3% at March 31, 2015 and December 31, 2014. The ALLL as a percentage of nonaccrual loans was 138.6% at March 31, 2015, compared to 139.8% at December 31, 2014. The ALLL as a percentage of classified loans was 38.7% at March 31, 2015, compared to 38.8% at December 31, 2014. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A regular review will be completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $3.1 million for the three months ended March 31, 2015 increased from $1.2 million for the same period in 2014. The increase in the three month comparison period was primarily due to an increase in deposit fee income and gain on sale of loans. The increase in deposit fee income was attributable to the merger with FNSC. The increase in profit on sales of loans was due to an increase in the number of loans sold and the average profit on sales of loans.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, data processing expense, office occupancy expense, real estate owned expense, and other operating expense. Total noninterest expense increased $6.9 million or 129.2% during the first quarter of 2015 compared to the first quarter of 2014. The variances in certain noninterest expense items are further explained in the following paragraphs, with the aggregate expense increase for the three month comparison periods being primarily related to the increase in employee compensation expense, net occupancy expense, data processing related expenses and other expenses related to the acquisition of FNSC.

Salaries and Employee Benefits. Salaries and employee benefits increased $3.3 million for the three months ended March 31, 2015 compared to the same period in 2014, respectively. The increase in the three month comparison period was primarily due to the merger with FNSC. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Salaries	$5,528	$2,450	$3,078
Payroll taxes	509	286	223
Insurance	441	131	310
401(k) plan expenses	66	38	28
Defined benefit plan	32	153	(121)
Stock compensation	115	87	28
Other	(232)	(83)	(149)
Total	$6,459	$3,062	$3,397

Net Occupancy Expense. The increase in net occupancy expense during the three months ended March 31, 2015 compared to the same period in 2014 of $849,000 was primarily related to the merger with FNSC.

Real Estate Owned, net. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Loss provisions	$--	$242	$(242)
Net gain on sales	(42)	(81)	39
Rental income	(23)	(53)	30
Taxes and insurance	41	37	4
Other	62	72	(10)
Total	$38	$217	$(179)

The decrease in loss provisions on REO for the first quarter of 2015 compared to the same period in 2014 is due to the Company’s review of REO properties in the first quarter of 2014 and its decision to more aggressively market certain properties, resulting in 2014 REO losses. No additional provisions were needed in 2015 above those previously recorded. Real estate owned expenses such as taxes, insurance and maintenance as well as rental income are expected to continue to decline as the size of the REO portfolio decreases. Future levels of loss provisions and net gains or losses on sales of real estate owned will depend on market conditions. The acquisition of FNSC had no material impact on REO, net.

Data Processing. The increase in data processing expense during the three months ended March 31, 2015 compared to the same period in 2014 of $751,000 was primarily related to core conversion expenses paid in the first quarter of 2015 associated with integrating the data processing platforms of First National and Heritage Bank to certain of the Company’s data processing platforms.

Other Noninterest Expenses. The increases in other noninterest expenses during the three months ended March 31, 2015 compared to the same period in 2014 of $2.1 million was primarily due to expenses related to the integration of FNSC and rebranding expenses. During the first quarter of 2015, the charters of First Federal Bank, First National and Heritage Bank were merged into a single bank charter known as Bear State Bank, N.A. The changes in other noninterest expenses are presented below (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
FDIC insurance	$222	$120	$102
Amortization of intangible assets	156	--	156
Professional fees	376	195	181
Advertising and public relations	680	103	577
Postage and supplies	235	91	144
Other	1,468	548	920
Total	$3,137	$1,057	$2,080

Income Taxes. The provision for income taxes was $885,000 for the three months ended March 31, 2015 compared to zero for the three months ended March 31, 2014. The increase between the periods was the result of increased taxable income in the 2015 period compared to the 2014 period. The effective tax rate for the three months ended March 31, 2015 was 28.1%. A reconciliation between the statutory federal income tax rates and the Company’s effective tax rate is included in Note 12 to the Unaudited Condensed Consolidated Financial Statements.

LENDING ACTIVITIES

Loans Receivable. Changes in loan composition between March 31, 2015 and December 31, 2014, are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase
	2015	2014	(Decrease)	% Change

One- to four-family residential	$315,146	$320,489	$(5,343)	(1.7)%
Multifamily residential	51,673	45,181	6,492	14.4
Nonfarm nonresidential	336,370	369,974	(33,604)	(9.1)
Farmland	50,244	47,199	3,045	6.5
Construction and land development	100,918	98,594	2,324	2.4
Total real estate loans	854,351	881,437	(27,086)	(3.1)

Commercial	152,913	139,871	13,042	9.3

Consumer	32,613	33,809	(1,196)	(3.5)

Total loans receivable	1,039,877	1,055,117	(15,240)	(1.4)
Unearned discounts and net deferred loan costs	(64)	(235)	171	(72.8)
Allowance for loan and lease losses	(13,762)	(13,660)	(102)	0.7

Loans receivable, net	$1,026,051	$1,041,222	$(15,171)	(1.5)%

Total loans receivable decreased $15.2 million to $1.04 billion at March 31, 2015, compared to $1.06 billion at December 31, 2014. The decrease in the Bank’s loan portfolio was primarily due to a decrease in nonfarm nonresidential loans related to loans paid off and principal payments made during the quarter.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated (dollars in thousands).

	March 31, 2015		December 31, 2014
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$4,946	0.34%	$4,959	0.33%	$(13)
Nonfarm nonresidential	3,050	0.21%	3,113	0.21%	(63)
Farmland	731	0.05%	734	0.05%	(3)
Construction and land development	599	0.04%	624	0.04%	(25)
Commercial	536	0.03%	306	0.02%	230
Consumer	67	--	34	--	33

Total nonaccrual loans	9,929	0.67%	9,770	0.65%	159

Accruing loans 90 days or more past due	--	--	353	0.02%	(353)

Real estate owned	4,719	0.32%	4,792	0.31%	(73)

Total nonperforming assets	14,648	0.99%	14,915	0.98%	(267)
Performing restructured loans	332	0.02%	566	0.04%	(234)

Total nonperforming assets and performing restructured loans (1)	$14,980	1.01%	$15,481	1.02%	$(501)
(1)

The table does not include substandard loans which were judged not to be impaired totaling $25.3 million at March 31, 2015 and $24.9 million at December 31, 2014 or acquired ASC 310-30 purchased credit impaired loans which are considered performing at March 31, 2015.

(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$1,817	18.3%	$953	9.8%	$864	8.5%
Over 90 days past due	2,974	30.0	4,255	43.5	(1,281)	(13.5)
30-89 days past due	1,683	17.0	1,249	12.8	434	4.2
Not past due	3,455	34.7	3,313	33.9	142	0.8
	$9,929	100.0%	$9,770	100.0%	$159	--

The following table presents nonaccrual loan activity for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Balance of nonaccrual loans—beginning of period	$9,770	$11,938
Loans added to nonaccrual status	756	811
Net cash payments	(306)	(690)
Loans returned to accrual status	--	(393)
Charge-offs to the ALLL	(69)	(121)
Transfers to REO	(222)	(614)

Balance of nonaccrual loans—end of period	$9,929	$10,931

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2014 and March 31, 2015 are presented in the following table (dollars in thousands).

	December 31, 2014	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	March 31, 2015
One- to four-family residential	$1,041	$318	$--	$(333)	$27	$1,053
Multifamily	--	293	--	--	--	293
Land	2,795	2	--	(395)	15	2,417
Nonfarm nonresidential	956	--	--	--	--	956
Total	$4,792	$613	$--	$(728)	$42	$4,719

(1) Net sales proceeds include $147,000 of loans made by the Bank to facilitate the sale of real estate owned.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of March 31, 2015 and December 31, 2014, the Bank did not have any assets classified as doubtful or loss.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	March 31, 2015	December 31, 2014	March 31, 2014
Nonaccrual loans	$9,929	$9,770	$10,931
Accruing classified loans	25,635	25,429	3,138
Classified loans	35,564	35,199	14,069
Real estate owned	4,719	4,792	7,031

Total classified assets	$40,283	$39,991	$21,100
Texas Ratio (1)	9.1%	9.7%	21.6%
Classified Assets Ratio (2)	24.9%	26.1%	25.3%

(1)	Defined as the ratio of nonaccrual loans, accruing loans over 90 days past due and real estate owned to Tier 1 capital plus the allowance for loan and lease losses.
(2)	Defined as the ratio of total classified assets to Tier 1 capital plus the allowance for loan and lease losses.

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

Acquired loan amounts deemed uncollectible at acquisition date are factored into the fair value calculation and are excluded from the ALLL. Quarterly reviews are completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related increase in ALLL, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded.

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

The Company considers the ALLL totaling approximately $13.8 million to be appropriate based on evaluations of the management of the Bank of the loan portfolio and the losses inherent in the loan portfolio as of March 31, 2015. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the allowance for loan and lease losses and other selected statistics for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,039,877	$396,590
Average loans outstanding	$1,045,946	$391,024
Allowance at beginning of period	$13,660	$12,711
Charge-offs:
One- to four-family residential	(79)	(8)
Multifamily residential	--	--
Nonfarm nonresidential	--	(113)
Farmland	--	--
Construction and land development	--	(152)
Commercial	--	--
Consumer (1)	(54)	(28)
Purchased credit impaired	(253)	--
Total charge-offs	(386)	(301)
Recoveries:
One- to four-family residential	20	10
Multifamily residential	--	--
Nonfarm nonresidential	33	2
Farmland	--	--
Construction and land development	101	41
Commercial	3	1
Consumer (1)	31	14
Purchased credit impaired	--	--
Total recoveries	188	68
Net charge-offs	(198)	(233)
Total provisions for losses	300	--
Allowance at end of period	$13,762	$12,478

ALLL as a percentage of total loans outstanding at end of period (2)	1.3%	3.2%

Net loans charged-off as a percentage of average loans outstanding	0.1%	0.2%

ALLL as a percentage of nonaccrual loans	138.6%	114.2%

(1)

Consumer loan charge-offs include overdraft charge-offs of $51,000 and $21,000 for the three months ended March 31, 2015 and 2014, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $14,000 and $14,000 for the three months ended March 31, 2015 and 2014, respectively.

(2)

The allowance for loan losses plus the discount on acquired loans as a percentage of total loans outstanding gross of the acquired loan discount was 2.2% at March 31, 2015. There were no acquired loans for the period ended March 31, 2014.

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

	March 31,
	2015		2014
	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$4,219	29.90%	$4,407	31.93%
Multifamily residential	633	4.97	847	6.44
Nonfarm nonresidential	3,970	31.47	4,134	44.74
Farmland	487	4.82	152	1.22
Construction and land development	1,070	9.39	1,059	6.04
Commercial	1,659	14.56	1,799	8.63
Consumer	107	3.13	80	1.00
Purchased credit impaired	1,617	1.76	--	--
Total	$13,762	100.00%	$12,478	100.00%

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities available for sale (dollars in thousands).

	March 31, 2015	December 31, 2014	Increase (Decrease)

U.S. Treasuries and Government agencies	$76,511	$77,332	$(821)
Municipal securities	62,324	59,080	3,244
Mortgage-backed securities	37,764	37,806	(42)
Total	$176,599	$174,218	$2,381

Municipal securities increased due to purchases in the first quarter of 2015. The overall yield of the investment portfolio was 1.71% as of March 31, 2015 and December 31, 2014.

DEPOSITS

Changes in the composition of deposits between March 31, 2015 and December 31, 2014, are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase
	2015	2014	(Decrease)	% Change

Checking accounts	$553,062	$576,034	$(22,972)	(3.99)%
Money market accounts	107,172	108,794	(1,622)	(1.49)
Savings accounts	119,621	115,375	4,246	3.68
Certificates of deposit	456,403	463,594	(7,191)	(1.55)

Total deposits	$1,236,258	$1,263,797	$(27,539)	(2.18)%

The decrease in checking accounts was due primarily to a decrease in account balances of existing customers. The Bank manages the pricing of its deposits to maintain deposit balances commensurate with its overall balance sheet management and liquidity position.

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

The funding period for construction loans is generally 6 to 18 months and commitments to originate mortgage loans are generally outstanding for no more than 60 days.

In the normal course of business, the Bank makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

■	the origination, purchase or sale of loans; and
■	the fulfillment of commitments under letters of credit, extensions of credit on lines of credit, construction loans, and under predetermined overdraft protection limits.

At March 31, 2015, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At March 31, 2015, the Company had no interests in non-consolidated special purpose entities.

At March 31, 2015, commitments included:

■	total approved loan origination commitments outstanding amounting to $4.6 million, including approximately $147,000 of loans committed to sell;
■	rate lock agreements with customers of $11.1 million, all of which have been locked with an investor;
■	funded mortgage loans committed to sell of $11.1 million;
■	unadvanced portion of construction loans of $53.2 million;
■	unused lines of credit of $81.8 million;
■	revolving credit card unused credit of $5.1 million;
■	outstanding standby letters of credit of $3.4 million; and
■	total predetermined overdraft protection limits of $14.2 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $11.1 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at March 31, 2015.

Historically, a very small percentage of predetermined overdraft limits have been used. At March 31, 2015, overdrafts of accounts with Bounce Protection™ represented usage of 2.41% of the limit.

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

At March 31, 2015, the Bank’s unused borrowing availability primarily consisted of (1) $66.4 million of available borrowing capacity with the FHLB, (2) $62.8 million of investment securities available to pledge for federal funds or other borrowings and (3) $52.0 million of available unsecured federal funds borrowing lines. In addition, at March 31, 2015, the Company had available borrowing capacity of $5.7 million with an unaffiliated bank.

At March 31, 2015, the Company’s and the Bank’s overall liquidity ratio was approximately 11.79% which represents liquid assets as a percentage of deposits and borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 16.06%, which represents liquid assets plus borrowing capacity at the FHLB, FRB and correspondent banks as a percentage of deposit and borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities, and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy the current and projected operations of the Company and the Bank.

At March 31, 2015, the Company’s leverage, common equity tier 1, tier 1 risk-based and total risk-based capital ratios were 8.96%, 11.39%, 11.39% and 12.58%, respectively, compared to capital adequacy requirements of 4%, 4.5%, 6% and 8%, respectively. See Note 17 to the Consolidated Financial Statements for more information about the Company’s and the Bank’s capital requirements and ratios.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the SEC and other oral and written statements or reports by the Company, the Bank or the management thereof, include certain forward-looking statements that are intended to be covered by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements presented herein with respect to, among other things, the Company’s or the Bank’s plans, objectives, expectations and intentions, anticipated changes in noninterest expenses in future periods, changes in earnings, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, asset, and earnings growth, growth in new and existing customer relationships, our intentions with respect to our investment securities, and financial and other goals and plans are forward looking. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “will,” “should,” and similar expressions, or the negative thereof, as they relate to the Company, the Bank or the management thereof, are intended to identify forward-looking statements.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, assumptions and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, general economic, capital market, credit market and real estate market conditions, competitive factors, strategic actions, including integrating or managing acquisitions, failure of assumptions underlying the establishment of our allowance for loan and lease losses, legislative and regulatory changes, and disruptions to our technology network. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2015. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

As of March 31, 2015, the model simulations projected that 100, 200 and 300 basis point increases in interest rates would result in positive variances in net interest income of 1.14%, 2.10% and 2.31%, respectively, relative to the base case over the next twelve months and decreases in interest rates of 100 basis points would result in a negative variance in net interest income of (0.12)% relative to the base case over the next twelve months.  The likelihood of a decrease in interest rates as of March 31, 2015 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous, parallel and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Item 4. Controls and Procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are operating effectively.

The Company’s management, including the Company’s Principal Executive Officer and the Principal Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.      Legal Proceedings

Neither the Company nor the Bank are a party to or involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2015	--	--	--	$1,000,000
February 1 to February 28, 2015	--	--	--	$1,000,000
March 1 to March 31, 2015	--	$9.75	2,100	$979,462

The shares were repurchased under a share repurchase program that was approved by the Board of Directors on March 13, 2015, whereby the Company is permitted to repurchase up to $1 million of its common stock. The 2015 repurchase program will expire March 13, 2016 but can be renewed annually by the Board of Directors.

Item 6.     Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR STATE FINANCIAL, INC.

Date: May 14, 2015	By:	/s/ Richard N. Massey
Richard N. Massey
Chairman (principal executive officer)

Date: May 14, 2015	By:	/s/ Matt Machen
Matt Machen
Executive Vice President and Chief Financial Officer (principal financial officer)

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

3.2	Amended and Restated Bylaws of Bear State Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 19, 2014).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 906 Certification of the PEO.
32.2	Section 906 Certification of the PFO.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)

Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this Agreement have not been filed with this exhibit. The schedules contain various items related to the business of and the representations and warranties made by the Company and FNSC. The Registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.