Form 10-Q
period 2015-06-30
BEAR STATE FINANCIAL, INC.
filed 2015-07-31
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 27, 2015, there were issued and outstanding 33,363,653 shares of the Registrant's Common Stock, par value $.01 per share.

BEAR STATE FINANCIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

ASSETS	June 30, 2015	December 31, 2014

Cash and cash equivalents	$37,187	$113,086
Interest-bearing time deposits in banks	11,178	12,421
Investment securities available for sale	182,525	174,218
Other investment securities, at cost	8,111	5,864
Loans receivable, net of allowance of $13,854 and $13,660, respectively	1,041,080	1,041,222
Loans held for sale	12,576	6,409
Accrued interest receivable	4,575	4,485
Real estate owned - net	3,412	4,792
Office properties and equipment - net	51,112	50,332
Cash surrender value of life insurance	45,641	44,130
Goodwill	25,717	25,717
Core deposit intangible - net	7,026	7,338
Deferred tax asset, net	18,925	20,697
Prepaid expenses and other assets	2,216	3,884

TOTAL	$1,451,281	$1,514,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest bearing deposits	$168,225	$180,136
Interest bearing deposits	1,040,575	1,083,661
Total deposits	1,208,800	1,263,797
Short term borrowings	3,530	12,083
Other borrowings	60,041	61,258
Other liabilities	4,079	7,003

Total liabilities	1,276,450	1,344,141

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—5,000,000 shares authorized; none issued at June 30, 2015 and December 31, 2014	--	--
Common stock, $0.01 par value—100,000,000 shares authorized; 33,375,753 and 33,365,845 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	334	334
Additional paid-in capital	169,659	169,543
Accumulated other comprehensive income	38	577
Retained earnings	4,800	--

Total stockholders’ equity	174,831	170,454

TOTAL	$1,451,281	$1,514,595

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
INTEREST INCOME:
Loans receivable	$12,576	$5,852	$25,780	$9,986
Investment securities:
Taxable	345	310	643	536
Nontaxable	522	295	1,030	581
Other	80	111	176	216
Total interest income	13,523	6,568	27,629	11,319

INTEREST EXPENSE:
Deposits	1,284	984	2,588	1,853
Other borrowings	279	66	503	88

Total interest expense	1,563	1,050	3,091	1,941

NET INTEREST INCOME	11,960	5,518	24,538	9,378

PROVISION FOR LOAN LOSSES	300	230	600	230

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,660	5,288	23,938	9,148

NONINTEREST INCOME:
Net gain on sales of investment securities	--	--	88	--
Deposit fee income	1,904	867	3,643	1,492
Earnings on life insurance policies	372	209	738	409
Gain on sale of loans	890	652	1,527	956
Other	231	97	512	170

Total noninterest income	3,397	1,825	6,508	3,027

NONINTEREST EXPENSES:
Salaries and employee benefits	5,545	6,540	12,004	9,602
Net occupancy expense	1,363	698	2,798	1,282
Real estate owned, net	(127)	591	(90)	808
Amortization of intangible assets	156	26	312	26
Data processing	1,542	563	2,711	982
Professional fees	108	235	484	430
Advertising and public relations	574	198	1,253	301
Postage and supplies	331	113	566	204
Other	1,781	1,055	3,470	1,723

Total noninterest expenses	11,273	10,019	23,508	15,358

INCOME (LOSS) BEFORE INCOME TAXES	3,784	(2,906)	6,938	(3,183)

INCOME TAX PROVISION	1,253	--	2,138	--

NET INCOME (LOSS)	$2,531	$(2,906)	$4,800	$(3,183)

Basic earnings (loss) per common share	$0.08	$(0.12)	$0.14	$(0.14)

Diluted earnings (loss) per common share	$0.08	$(0.12)	$0.14	$(0.14)

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net income (loss)	$2,531	$(2,906)	$4,800	$(3,183)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities arising during the period	(1,533)	710	(786)	1,299
Less: reclassification adjustments for realized gain included in net income	--	--	(88)	--
Other comprehensive income (loss), before tax effect	(1,533)	710	(874)	1,299
Tax effect	587	--	335	--
Other comprehensive income (loss)	(946)	710	(539)	1,299
COMPREHENSIVE INCOME (LOSS)	$1,585	$(2,196)	$4,261	$(1,884)

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
BALANCE – January 1, 2015	33,365,845	$334	$169,543	$577	$--	$170,454

Net income	--	--	--	--	4,800	4,800
Other comprehensive income (loss)	--	--	--	(539)	--	(539)
Shares issued – restricted stock unit vesting	12,008	--	--	--	--	--
Stock compensation	--	--	136	--	--	136
Repurchase of common stock	(2,100)	--	(20)	--	--	(20)

BALANCE – June 30, 2015	33,375,753	$334	$169,659	$38	$4,800	$174,831

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES:
Net income (loss)	$4,800	$(3,183)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	600	230
Provision for real estate losses	3	860
Deferred tax provision	2,258	(1,343)
Deferred tax valuation allowance	(120)	1,343
Net amortization of investment securities	179	138
Federal Home Loan Bank stock dividends	(4)	(1)
Gain on sale of fixed assets, net	--	4
Gain on sale of real estate owned, net	(200)	(142)
Gain on sale of investment securities, net	(88)	--
Originations of loans held for sale	(59,146)	(41,640)
Proceeds from sales of loans held for sale	54,506	39,528
Gain on sale of loans originated to sell	(1,527)	(956)
Depreciation	1,338	739
Amortization of deferred loan costs, net	123	36
Accretion of purchased loans, net	(1,900)	(65)
Amortization of other intangible assets	312	26
Stock compensation	136	184
Earnings on life insurance policies	(738)	(409)
Changes in operating assets and liabilities:
Accrued interest receivable	(90)	(218)
Prepaid expenses and other assets	1,637	(151)
Other liabilities	(1,316)	575

Net cash provided by (used in) operating activities	763	(4,445)

INVESTING ACTIVITIES:
Cash paid for purchase of FNSC, net of cash received	--	(8,985)
Net decrease in federal funds sold	--	30,650
Redemptions of interest-bearing time deposits in banks	1,243	5,226
Purchases of investment securities available for sale (“AFS”)	(32,125)	(7,354)
Proceeds from sales of investment securities AFS	2,082	--
Proceeds from maturities/calls/paydowns of investment securities AFS	19,163	5,179
Redemptions of Federal Home Loan Bank stock	605	--
Purchases of Federal Home Loan Bank stock	(423)	(250)
Redemptions of Federal Reserve Bank stock	907	--
Purchases of Federal Reserve Bank stock	(3,332)	--
Loan repayments (originations), net	894	(11,126)
Loan participations purchased	(350)	(13,394)
Proceeds from sales of real estate owned	2,352	2,539
Proceeds from sales of office properties and equipment	--	177
Purchases of office properties and equipment	(2,118)	(1,004)
Purchases of bank owned life insurance	(773)	(2,500)

Net cash used in investing activities	(11,875)	(842)

(Continued)

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
FINANCING ACTIVITIES:
Net decrease in deposits	$(54,997)	$(1,848)
Proceeds from advances from Federal Home Loan Bank	21,551	6,000
Repayment of advances from Federal Home Loan Bank	(23,055)	(62)
Net increase in other borrowings	287	8,500
Net (decrease) increase in short term borrowings	(8,553)	5,975
Proceeds from private placement	--	20,000
Proceeds from exercise of warrants	--	3,590
Repurchase of common stock	(20)	--

Net cash (used in) provided by financing activities	(64,787)	42,155

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(75,899)	36,868

CASH AND CASH EQUIVALENTS:
Beginning of period	113,086	23,970

End of period	$37,187	$60,838

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,127	$1,930

Cash received for income tax refunds	$2,135	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$1,017	$787

Sales of real estate owned financed by the Bank	$242	$--

Investment securities purchased—not settled	$--	$1,350

Common stock issued for purchase of FNSC	$--	$49,918

See notes to unaudited condensed consolidated financial statements.	(Concluded)

BEAR STATE FINANCIAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company completed its merger with First National Security Company (“FNSC”) and the accompanying acquisition of FNSC’s subsidiaries, including First National Bank of Hot Springs (“First National”) and Heritage Bank, N.A. (“Heritage Bank”), on June 13, 2014. On February 13, 2015, First Federal Bank, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. Any reference in this Quarterly Report on Form 10-Q to the “Bank” shall mean Bear State Bank, N.A., if such reference pertains to the time period after giving effect to the charter consolidation and shall mean each of First Federal Bank, First National and Heritage Bank, collectively, if such reference pertains to the time period before giving effect to the charter consolidation.

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

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements of the Company and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, contained in the Company’s 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet of the Company as of December 31, 2014, included herein has been derived from the audited consolidated balance sheet of the Company as of that date.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. At its July 9, 2015 meeting, the FASB decided to delay the effective date of the revenue recognition standard by one year. ASU 2014-09 is now effective for annual and interim reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of this ASU on its financial statements.

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

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and the amendments significantly change the consolidation analysis required under U.S. GAAP. This ASU makes targeted amendments to the current consolidation guidance in the investment management industry and ends the deferral granted to investment companies from applying the variable interest entities guidance. The standard is effective for public business entities for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company will adopt this ASU effective January 1, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company will adopt this ASU effective January 1, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share. This permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, there is diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

3.	ACQUISITIONS

Marshfield Investment Company

On June 22, 2015, the Company and Marshfield Investment Company (“Marshfield”), the parent company of Metropolitan National Bank (“MNB”) in Springfield, Missouri, announced the signing of a definitive stock purchase agreement. Under the terms of the agreement, the Company will acquire 100% of the stock of MNB and Marshfield will receive proceeds of approximately $70 million, consisting of approximately $42 million in Company common stock (subject to potential adjustment as provided in the stock purchase agreement) and $28 million in cash. The acquisition of MNB is expected to close during the fourth quarter of 2015. The transaction is subject to certain conditions, including the receipt of customary regulatory approvals.

As of June 30, 2015, MNB conducted business from twelve full service locations throughout Southwest Missouri and one loan production office in Joplin, Missouri and had total assets of $443.9 million.

First National Security Company

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

4.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following as of the dates indicated (in thousands):

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasuries and Government agencies	$65,079	$22	$(38)	$65,063
Municipal securities	64,171	342	(716)	63,797
Mortgage-backed securities	53,214	591	(140)	53,665

Total	$182,464	$955	$(894)	$182,525

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasuries and Government agencies	$77,550	$7	$(225)	$77,332
Municipal securities	58,812	456	(188)	59,080
Mortgage-backed securities	36,920	900	(14)	37,806

Total	$173,282	$1,363	$(427)	$174,218

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and Government agencies	$41,018	$29	$237	$9	$41,255	$38
Municipal securities	29,265	692	630	24	29,895	716
Mortgage-backed securities	15,895	140	7	--	15,902	140

Total	$86,178	$861	$874	$33	$87,052	$894

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and Government agencies	$75,985	$225	$--	$--	$75,985	$225
Municipal securities	16,353	171	1,028	17	17,381	188
Mortgage-backed securities	2,102	14	--	--	2,102	14

Total	$94,440	$410	$1,028	$17	$95,468	$427

On a quarterly basis, management conducts a formal review of securities for the presence of other-than-temporarily impaired (“OTTI”).  Management assesses whether an OTTI is present when the fair value of a security is less than its amortized cost basis at the balance sheet date.  For such securities, OTTI is considered to have occurred if the Company intends to sell the security, if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis or if the present values of expected cash flows is not sufficient to recover the entire amortized cost.

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as OTTI.  Additionally, the unrealized losses are also considered temporary because scheduled coupon payments have been made. It is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount.

The Company has pledged investment securities with carrying values of approximately $112.1 million at June 30, 2015 and $119.0 million at December 31, 2014, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $3.5 million at June 30, 2015 and $2.1 million at December 31, 2014, for securities sold under agreements to repurchase.

The following table sets forth the amount (dollars in thousands) of investment securities available for sale that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2015. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	June 30, 2015
	Amortized	Fair	Weighted
	Cost	Value	Average Rate

Within one year	$34,717	$34,700	0.49%
Due from one year to five years	52,263	52,350	1.17%
Due from five years to ten years	19,331	19,430	2.76%
Due after ten years	22,939	22,380	3.09%
	129,250	128,860	1.57%
Mortgage-backed securities	53,214	53,665	2.44%
Total	$182,464	$182,525	1.82%

As of June 30, 2015 and December 31, 2014, investments with amortized cost totaling approximately $67.4 million and $73.1 million, respectively, have call options held by the issuer, of which approximately $23.0 million and $35.0 million, respectively, are or were callable within one year.

Sales of investment securities available for sale are summarized as follows (in thousands):

	Six Months Ended June 30,
	2015	2014

Sales proceeds	$2,082	$--

Gross realized gains	$88	$--
Gross realized losses	--	--
Net gains on sales of investment securities	$88	$--

5.	LOANS RECEIVABLE

Loans receivable consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Real estate:
One- to four-family residential	$307,067	$320,489
Multifamily residential	51,161	45,181
Nonfarm nonresidential	327,717	369,974
Farmland	48,058	47,199
Construction and land development	103,094	98,594
Commercial	185,266	139,871
Consumer	32,455	33,809
Total loans receivable	1,054,818	1,055,117
Unearned discounts and net deferred loan costs	116	(235)
Allowance for loan and lease losses	(13,854)	(13,660)

Loans receivable—net	$1,041,080	$1,041,222

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

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at June 30, 2015 and December 31, 2014 were $19.8 million and $23.5 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the periods ended June 30, 2015 and December 31, 2014 was not significant.

As of June 30, 2015 and December 31, 2014, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $36.2 million and $41.4 million, respectively, were held in custody by the FHLB and were pledged for outstanding advances or available for future advances. The Bank also pledged certain of its remaining loans at June 30, 2015 and December 31, 2014 under a blanket lien with the FHLB.

As of June 30, 2015, the Bank did not have any loans pledged with the Federal Reserve Bank (“FRB”). At December 31, 2014, qualifying loans collateralized by commercial real estate with balances of $6.8 million were pledged at the FRB. No FRB borrowings were outstanding at June 30, 2015 or December 31, 2014.

The Company evaluated $583.6 million of net loans ($595.1 million gross loans less $11.5 million discount) purchased in conjunction with the acquisition of FNSC in 2014 in accordance with the provisions of FASB ASC Topic 310-20,  Nonrefundable Fees and Other Costs . The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

The Company evaluated $21.1 million of net loans ($26.9 million gross loans less $5.8 million discount) purchased in conjunction with the acquisition of FNSC in 2014 in accordance with the provisions of FASB ASC Topic 310-30,  Loans and Debt Securities Acquired with Deteriorated Credit Quality. The following table reflects the carrying amount of purchased credit impaired (“PCI”) loans, which are included in the loan categories above (in thousands):

	June 30, 2015	June 13, 2014
One- to four-family residential	$4,049	$4,728
Nonfarm nonresidential	9,299	10,790
Farmland	84	95
Construction and land development	3,212	3,432
Commercial	1,130	1,882
Consumer	84	178
Total carrying value of PCI loans	$17,858	$21,105
Outstanding principal balance of PCI loans	$20,913	$26,942

The following table reflects the carrying amount of the fair value adjustments for purchased loans with evidence of credit deterioration as of June 13, 2014 (in thousands).

Contractually required principal and interest	$29,704
Nonaccretable differences	(6,293)
Cash flows expected to be collected	23,411
Accretable differences	(2,306)
Day 1 Fair Value	$21,105

The following table documents changes as of June 30, 2015 and 2014, to the amount of accretable yield (in thousands).

	2015	2014
Balance at January 1	$2,165	$--
Accretable yield acquired	--	2,306
Accretion	(569)	--
Adjustments to accretable difference due to:
Reclassification from nonaccretable difference	142	--
Changes in expected cash flows that do not affect nonaccretable differences	(41)	--
Transfers to real estate owned	7	--
Balance at June 30	$1,704	$2,306

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans, are presented below (in thousands):

June 30, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,690	$4,121	$301,256	$307,067
Multifamily residential	--	--	51,161	51,161
Nonfarm nonresidential	933	1,536	325,248	327,717
Farmland	133	628	47,297	48,058
Construction and land development	15	526	102,553	103,094
Commercial	806	459	184,001	185,266
Consumer	341	107	32,007	32,455
Total	$3,918	$7,377	$1,043,523	$1,054,818

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$4,966	$3,545	$311,978	$320,489
Multifamily residential	--	--	45,181	45,181
Nonfarm nonresidential	3,350	2,449	364,175	369,974
Farmland	15	628	46,556	47,199
Construction and land development	127	649	97,818	98,594
Commercial	517	497	138,857	139,871
Consumer	379	47	33,383	33,809
Total	$9,354	$7,815	$1,037,948	$1,055,117

As of June 30, 2015 and December 31, 2014, there were $1.5 million and $2.2 million, respectively, of PCI loans acquired in the merger with FNSC that were 90 days or more past due and accruing. There were no other loans that were 90 days or more past due and accruing at June 30, 2015 and one loan of $353,000 past due 90 days and still accruing at December 31, 2014. Restructured loans totaled $2.2 million and $2.5 million as of June 30, 2015 and December 31, 2014, respectively, with $1.9 million of such restructured loans on nonaccrual status at both June 30, 2015 and December 31, 2014.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

June 30, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$217	$2,951	$1,917	$5,085
Nonfarm nonresidential	237	1,085	1,841	3,163
Farmland	--	628	101	729
Construction and land development	--	486	17	503
Commercial	76	459	81	616
Consumer	14	96	61	171
Total	$544	$5,705	$4,018	$10,267

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,121	$2,572	$1,266	$4,959
Nonfarm nonresidential	131	1,379	1,603	3,113
Farmland	--	628	106	734
Construction and land development	--	605	19	624
Commercial	--	--	306	306
Consumer	5	14	15	34
Total	$1,257	$5,198	$3,315	$9,770

As of June 30, 2015 and December 31, 2014, there were $666,000 and $641,000, respectively, of nonaccrual loans in the process of foreclosure. There were no loans in foreclosure on accrual status at June 30, 2015 or December 31, 2014.

The following tables summarize information pertaining to impaired loans as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 (in thousands). The tables below do not include ASC 310-30 PCI loans which are disclosed separately in the loans receivable footnote.

	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$943	$781	$125	$1,030	$1,204	$251
Nonfarm nonresidential	2,516	2,161	515	2,531	2,225	580
Farmland	618	479	117	620	484	123
Construction and land development	43	43	2	276	168	45
Commercial	--	--	--	--	--	--
Consumer	16	15	9	16	15	12
	4,136	3,479	768	4,473	4,096	1,011

Impaired loans without a valuation allowance:
One- to four-family residential	5,399	4,513	--	4,732	4,237	--
Nonfarm nonresidential	1,841	1,002	--	1,619	888	--
Farmland	537	250	--	537	250	--
Construction and land development	728	541	--	507	540	--
Commercial	642	616	--	362	306	--
Consumer	168	156	--	15	19	--
	9,315	7,078	--	7,772	6,240	--
Total impaired loans	$13,451	$10,557	$768	$12,245	$10,336	$1,011

	Three Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$901	$2	$1,100	$2
Nonfarm nonresidential	2,179	--	2,498	--
Farmland	480	--	491	--
Construction and land development	106	--	481	--
Commercial	--	--	126	--
Consumer	15	--	14	--
	3,681	2	4,710	2

Impaired loans without a valuation allowance:
One- to four-family residential	4,345	--	3,495	1
Nonfarm nonresidential	929	--	1,095	--
Farmland	250	--	269	--
Construction and land development	527	1	689	2
Commercial	576	--	332	--
Consumer	104	--	12	--
	6,731	1	5,892	3
Total impaired loans	$10,412	$3	$10,602	$5

Interest based on original terms		$189		$275

Interest income recognized on a cash basis on impaired loans		$--		$--

	Six Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$1,002	$4	$1,095	$5
Nonfarm nonresidential	2,194	--	2,700	--
Farmland	481	--	492	--
Construction and land development	126	--	822	--
Commercial	--	--	84	--
Consumer	15	--	9	--
	3,818	4	5,202	5

Impaired loans without a valuation allowance:
One- to four-family residential	4,309	1	3,553	1
Nonfarm nonresidential	915	--	1,047	--
Farmland	250	--	275	--
Construction and land development	531	3	780	3
Commercial	486	--	338	--
Consumer	75	--	16	--
	6,566	4	6,009	4
Total impaired loans	$10,384	$8	$11,211	$9

Interest based on original terms		$389		$345

Interest income recognized on a cash basis on impaired loans		$--		$--

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

Based on analyses performed at June 30, 2015 and December 31, 2014, the risk categories of loans are as follows (in thousands):

	June 30, 2015
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$294,593	$1,277	$11,197	$307,067
Multifamily residential	51,161	--	--	51,161
Nonfarm nonresidential	308,151	4,347	15,219	327,717
Farmland	46,874	--	1,184	48,058
Construction and land development	100,770	98	2,226	103,094
Commercial	179,818	539	4,909	185,266
Consumer	32,191	--	264	32,455
Total	$1,013,558	$6,261	$34,999	$1,054,818

	December 31, 2014
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$306,864	$1,833	$11,792	$320,489
Multifamily residential	45,181	--	--	45,181
Nonfarm nonresidential	350,011	4,378	15,585	369,974
Farmland	46,002	--	1,197	47,199
Construction and land development	96,114	105	2,375	98,594
Commercial	135,812	--	4,059	139,871
Consumer	33,612	6	191	33,809
Total	$1,013,596	$6,322	$35,199	$1,055,117

As of June 30, 2015 and December 31, 2014, the Bank did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of June 30, 2015 and December 31, 2014 (dollars in thousands):

June 30, 2015	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$209	9	$717	11	$926
Nonfarm nonresidential	--	--	4	649	4	649
Farmland	--	--	1	250	1	250
Construction and land development	1	81	2	297	3	378
Consumer	--	--	2	15	2	15

Total	3	$290	18	$1,928	21	$2,218

December 31, 2014	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	4	$482	9	$726	13	$1,208
Nonfarm nonresidential	--	--	3	511	3	511
Farmland	--	--	1	250	1	250
Construction and land development	1	84	2	396	3	480
Consumer	--	--	2	15	2	15

Total	5	$566	17	$1,898	22	$2,464

No loans receivable were restructured as TDRs during the three or six months ended June 30, 2015. Loans receivable that were restructured as TDRs during the three and six months ended June 30, 2014 were as follows (dollars in thousands):

	Three Months Ended June 30, 2014
		Balance	Balance at	Nature of Modification
	Number of Loans	Prior to TDR	June 30, 2014	Payment Term (1)	Other (2)
Construction and land development	1	$85	$85	$--	$85

Total	1	$85	$85	$--	$85

	Six Months Ended June 30, 2014
		Balance	Balance at	Nature of Modification
	Number of Loans	Prior to TDR	June 30, 2014	Payment Term (1)	Other (2)
One- to four-family residential	1	$103	$98	$103	$--
Construction and land development	1	85	85	--	85
Consumer	1	11	11	11	--

Total	3	$199	$194	$114	$85

(1)	Concessions represent skipped payments/maturity date extensions or amortization term extensions.
(2)	The borrower did not have the financial ability to refinance at another bank at renewal.

There were no loans receivable for which a payment default occurred during the three or six months ended June 30, 2015 or 2014 that had been modified as a TDR within 12 months or less of the payment default.

6.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three months ended June 30, 2015 and 2014 (in thousands):

	March 31, 2015	Provision (Reversals)	Charge-offs	Recoveries	June 30, 2015

One- to four-family residential	$4,219	$64	$(134)	$16	$4,165
Multifamily residential	633	(52)	--	--	581
Nonfarm nonresidential	3,970	(90)	--	--	3,880
Farmland	487	31	--	--	518
Construction and land development	1,070	59	(10)	2	1,121
Commercial	1,659	109	--	(3)	1,765
Consumer	107	69	(80)	25	121
Purchased credit impaired	1,617	110	(24)	--	1,703
Total	$13,762	$300	$(248)	$40	$13,854

	March 31, 2014	Provision (Reversals)	Charge-offs	Recoveries	June 30, 2014

One- to four-family residential	$4,407	$72	$--	$11	$4,490
Multifamily residential	847	183	--	--	1,030
Nonfarm nonresidential	4,134	(230)	(2)	8	3,910
Farmland	152	130	--	--	282
Construction and land development	1,059	98	(292)	3	868
Commercial	1,799	(52)	(27)	1	1,721
Consumer	80	29	(40)	22	91
Purchased credit impaired	--	--	--	--	--
Total	$12,478	$230	$(361)	$45	$12,392

The tables below provide a rollforward of the ALLL by portfolio segment for the six months ended June 30, 2015 and 2014 (in thousands):

	December 31, 2014	Provision (Reversals)	Charge-offs	Recoveries	June 30, 2015

One- to four-family residential	$4,488	$(146)	$(213)	$36	$4,165
Multifamily residential	791	(210)	--	--	581
Nonfarm nonresidential	4,243	(396)	--	33	3,880
Farmland	342	176	--	--	518
Construction and land development	1,023	5	(10)	103	1,121
Commercial	2,315	(550)	--	--	1,765
Consumer	101	98	(134)	56	121
Purchased credit impaired	357	1,623	(277)	--	1,703
Total	$13,660	$600	$(634)	$228	$13,854

	December 31, 2013	Provision (Reversals)	Charge-offs	Recoveries	June 30, 2014

One- to four-family residential	$4,549	$(72)	$(8)	$21	$4,490
Multifamily residential	1,001	29	--	--	1,030
Nonfarm nonresidential	4,271	(256)	(115)	10	3,910
Farmland	158	124	--	--	282
Construction and land development	1,383	(115)	(444)	44	868
Commercial	1,268	478	(27)	2	1,721
Consumer	81	42	(68)	36	91
Purchased credit impaired	--	--	--	--	--
Total	$12,711	$230	$(662)	$113	$12,392

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of June 30, 2015 and December 31, 2014 (in thousands):

	Allowance for Loan and Lease Losses			Loan Balances
June 30, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$125	$4,040	$376	$5,294	$297,724	$4,049
Multifamily residential	--	581	--	--	51,161	--
Nonfarm nonresidential	515	3,365	623	3,163	315,255	9,299
Farmland	117	401	--	729	47,245	84
Construction and land development	2	1,119	44	584	99,298	3,212
Commercial	--	1,765	660	616	183,520	1,130
Consumer	9	112	--	171	32,200	84
Total	$768	$11,383	$1,703	$10,557	$1,026,403	$17,858

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$251	$4,237	$68	$5,441	$310,701	$4,347
Multifamily residential	--	791	--	--	45,181	--
Nonfarm nonresidential	580	3,663	289	3,113	357,186	9,675
Farmland	123	219	--	734	46,379	86
Construction and land development	45	978	--	708	94,518	3,368
Commercial	--	2,315	--	306	138,315	1,250
Consumer	12	89	--	34	33,638	137
Total	$1,011	$12,292	$357	$10,336	$1,025,918	$18,863

A summary of the activity in the allowance for losses on real estate owned is as follows for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Balance—beginning of period	$6,568	$8,143	$6,575	$8,794

Provisions for estimated losses	3	618	3	860
Losses charged off	(1,929)	(280)	(1,936)	(1,173)

Balance—end of period	$4,642	$8,481	$4,642	$8,481

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014

Land and land improvements	$10,796	$10,796
Buildings and improvements	43,440	42,995
Furniture and equipment	11,108	9,452
Automobiles and other	823	823

Total	66,167	64,066

Accumulated depreciation	(15,055)	(13,734)

Office properties and equipment—net	$51,112	$50,332

Depreciation expense for the six months ended June 30, 2015 and 2014 was approximately $1.3 million and $739,000, respectively.

8.	GOODWILL AND CORE DEPOSIT INTANGIBLE - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually and periodically upon the occurrence of certain triggering events. At June 30, 2015, goodwill consisted of $25.7 million related to the FNSC acquisition. This goodwill is not deductible for tax purposes. The Company’s core deposit intangible is related to the core deposit premiums of First National and Heritage Bank. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

The carrying amount and accumulated amortization of the Company’s core deposit intangible for the periods ended June 30, 2015 and December 31, 2014, were as follows (in thousands):

	June 30, 2015	December 31, 2014

FNSC Merger	$7,677	$7,677

Accumulated amortization	(651)	(339)

Core deposit intangible—net	$7,026	$7,338

Amortization expense for the six months ended June 30, 2015 and 2014 was approximately $312,000 and $26,000, respectively. The Company’s projected amortization expense for the remainder of 2015 is approximately $313,000, $625,000 in each of the years ending December 31, 2016 through 2019, and $4.2 million thereafter.

9.	DEPOSITS

Deposits as of June 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014

Checking accounts	$545,981	$576,034
Money market accounts	102,559	108,794
Savings accounts	119,617	115,375
Certificates of deposit	440,643	463,594

Total	$1,208,800	$1,263,797

Overdrafts of checking accounts of $524,000 and $540,000 at June 30, 2015 and December 31, 2014, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of both June 30, 2015 and December 31, 2014, the Bank had $22.2 million of brokered deposits.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $233.1 million and $242.6 million at June 30, 2015 and December 31, 2014, respectively. The aggregate amount of time deposits in denominations of $250 thousand or more was approximately $79.6 million and $77.5 million at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015, scheduled maturities of certificates of deposit were as follows (in thousands):

Amount

Within one year	$239,055
One to two years	66,190
Two to three years	66,274
Three to four years	36,073
Four to five years	20,584
Over five years	12,467

Total	$440,643

10.	SHORT TERM BORROWINGS

Short term borrowings consist of repurchase agreements totaling $3.5 million and $12.1 million at June 30, 2015 and December 31, 2014, respectively. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the Condensed Consolidated Balance Sheets and are disclosed in Note 4. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.

At June 30, 2015, the Company and the Bank had unused credit lines allowing contingent access to overnight borrowings of up to $78.0 million on an unsecured basis.

11.	OTHER BORROWINGS

Other borrowings are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014

Federal Home Loan Bank advances with rates ranging from 0.24% to 5.57% maturing through April 1, 2025	$41,591	$43,095
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, interest payments due quarterly, maturing May 30, 2016	9,100	8,300
Term note payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	9,350	9,863

Total	$60,041	$61,258

Federal Home Loan Bank. The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and a blanket lien on substantially all remaining loans. Additionally, as of June 30, 2015, the Bank has FHLB letters of credit totaling $25.0 million which mature in the fourth quarter of 2015. The letters of credit were used to secure public deposits.

Notes Payable. The line of credit and note payable to a bank are collateralized by 100% of the stock of the Bank. The related loan agreement requires the Company and the Bank to maintain certain financial ratios. As of June 30, 2015, the Company was in compliance with the applicable covenants imposed by the loan agreement.

At June 30, 2015, scheduled maturities of other borrowings were as follows: (in thousands):

	Weighted
	Average
	Rate	Amount

Within one year	1.13%	$26,694
One to two years	1.26	6,576
Two to three years	2.29	1,523
Three to four years	1.36	17,689
Four to five years	2.28	424
Over five years	2.64	7,135

Total	1.43%	$60,041

12.	INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Six Months Ended June 30,
	2015	2014

Income tax provision (benefit):
Current:
Federal	$--	$--
State	--	--
Total current	--	--

Deferred:
Federal	1,735	(1,121)
State	523	(222)
Valuation allowance	(120)	1,343
Total deferred	2,138	--

Total	$2,138	$--

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Six Months Ended June 30,
	2015		2014

Taxes at statutory rate	$2,359	34.0%	$(1,082)	34.0%
Increase (decrease) resulting from:
State income tax—net	226	3.3	(136)	4.3
Valuation allowance—net	--	--	1,370	(43.1)
Earnings on life insurance policies	(251)	(3.6)	(139)	4.4
Nontaxable investments	(302)	(4.4)	(204)	6.4
Other—net	106	1.5	191	(6.0)

Total	$2,138	30.8%	$--	--%

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

The Company’s temporary differences and carry-forwards that give rise to deferred tax assets and liabilities are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014

Deferred tax assets:
Allowance for loan and lease losses	$6,281	$6,343
Discount on purchased loans	3,169	4,511
Real estate owned	1,895	2,649
Section 382 net operating loss carry-forward	2,183	2,252
Net operating loss carry-forward	10,598	11,239
Nonaccrual loan interest	1,151	920
Other	941	736

Total deferred tax assets	26,218	28,650
Valuation allowance	(897)	(1,017)

Deferred tax asset, net of allowance	25,321	27,633

Deferred tax liabilities:
Office properties	(3,199)	(3,240)
Core deposit intangible	(2,690)	(2,810)
Unrealized gain on investments	(81)	(426)
Other	(426)	(460)

Total deferred tax liabilities	(6,396)	(6,936)

Net deferred tax asset	$18,925	$20,697

At June 30, 2015, the deferred tax assets were primarily the result of net operating loss (“NOL”) carry-forwards and temporary differences for the ALLL and the discount on purchased loans.

A financial institution may, for federal income tax purposes, carry back NOLs to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2015, the Company had a $33.4 million NOL for federal income tax purposes that will be carried forward. The federal NOL carry-forwards, if unused, expire in calendar years 2029 through 2035. The investment by Bear State Financial Holdings, LLC in the Company on May 3, 2011, constituted an “ownership change” as defined in the Internal Revenue Code (the “Code”). The federal NOL includes $6.4 million remaining from the pre-ownership change NOL carry-forward. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carry-forwards and certain recognized built-in losses. The annual limit under Section 382 is approximately $405,000. At June 30, 2015, the Company had a $32.9 million NOL for state income tax purposes. The state NOL carry-forwards, if unused, expire in calendar years 2016 through 2020.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined under Code Section 593(g)(2)(A)(ii). Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at June 30, 2015 and December 31, 2014. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Bank also files a separate income tax return in the state of Oklahoma. The Company and the Bank are subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2011 and forward.

13.	STOCK BASED COMPENSATION

The Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) was approved by the Company’s stockholders on April 20, 2011 and became effective May 3, 2011. The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that align the personal interests of participants to those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 2,144,743 shares of Company stock (adjusted for the 11% stock dividend paid in 2014). Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan. Each award under the 2011 Plan is governed by the terms of the individual award agreement, which specifies pricing, term, vesting, and other pertinent provisions. Shares issued in connection with stock compensation awards are issued from available authorized shares.

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

A summary of the stock option activity in the Company’s 2011 Plan for the six months ended June 30, 2015, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2015	234,002	$6.66
Granted	--	$--
Exercised	--	$--
Forfeited	--	$--

Outstanding—June 30, 2015	234,002	$6.66
Exercisable—June 30, 2015	111,646	$6.11

The weighted average remaining contractual life of the outstanding options was 3.5 years and the aggregate intrinsic value of the options was approximately $627,000 at June 30, 2015. The weighted average remaining contractual life of options exercisable was 3.2 years and the aggregate intrinsic value of the exercisable options was approximately $361,000 at June 30, 2015.

As of June 30, 2015, there was $224,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years. Compensation expense attributable to option awards totaled approximately $36,000 for both three month periods ended June 30, 2015 and 2014 and approximately $72,000 and $71,000 for the six month periods ended June 30, 2015 and 2014, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to five years.

A summary of the RSU activity in the Company’s 2011 Plan for the six months ended June 30, 2015, is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2015	203,797	$7.58
Granted	12,500	$10.92
Vested	(18,918)	$8.02
Forfeited	(56,276)	$7.31

Outstanding—June 30, 2015	141,103	$7.92

As of June 30, 2015, there was $781,000 of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 3.1 years. Compensation expense attributable to awards of RSUs totaled approximately $111,000 and $74,000 for the three month periods ended June 30, 2015 and 2014, respectively and approximately $191,000 and $125,000 for the six months ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	33,375,753	24,466,899	33,373,859	23,373,710
Effect of dilutive securities	145,737	--	162,200	--
Diluted weighted average shares outstanding	33,521,490	24,466,899	33,536,059	23,373,710

All share amounts have been adjusted to give effect to the 11% common stock dividend paid by the Company in December 2014. The calculation of diluted earnings per share for the three months ended June 30, 2015 excluded antidilutive stock options of 36,110 shares. The calculation of diluted earnings per share for the three and six months ended June 30, 2014 excluded the following antidilutive securities: warrants representing 196,709 shares, stock options representing 239,760 shares, and RSUs representing 209,475 shares.

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2015 and December 31, 2014, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. Treasury securities, U.S. agency securities, mortgage-backed securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended June 30, 2015 or December 31, 2014.

The following table presents assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Available for sale investment securities:
U.S. Treasuries and Government agencies	$65,063	$--	$65,063	$--
Municipal securities	63,797	--	63,797	--
Mortgage-backed securities	53,665	--	53,665	--
Total	$182,525	$--	$182,525	$--

December 31, 2014
Available for sale investment securities:
U.S. Treasuries and Government agencies	$77,332	$--	$77,332	$--
Municipal securities	59,080	--	59,080	--
Mortgage-backed securities	37,806	--	37,806	--
Total	$174,218	$--	$174,218	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The majority of the Bank’s impaired loans at June 30, 2015 and December 31, 2014 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, collateral discounts ranged from 15% to 25% and selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs and adjustments to the ALLL.

Real Estate Owned, net

Real Estate Owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the six months ended June 30, 2015 and 2014 were $3,000 and $860,000, respectively.

The following table presents assets measured at fair value on a nonrecurring basis for the six months ended June 30, 2015 and 2014 (in thousands). The assets disclosed in the following table were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Impaired loans	$3,401	$--	$--	$3,401
REO, net	10	--	--	10

June 30, 2014
Impaired loans	$5,953	$--	$--	$5,953
REO, net	3,414	--	--	3,414

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	June 30, 2015		December 31, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$37,187	$37,187	$113,086	$113,086
Level 2 inputs:
Interest-bearing time deposits in banks	11,178	11,362	12,421	12,663
Other investment securities	8,111	8,111	5,864	5,864
Loans held for sale	12,576	12,576	6,409	6,409
Cash surrender value of life insurance	45,641	45,641	44,130	44,130
Accrued interest receivable	4,575	4,575	4,485	4,485
Level 3 inputs:
Loans receivable—net	1,041,080	1,066,058	1,041,222	1,063,529

FINANCIAL LIABILITIES:
Level 1 inputs:
Short term borrowings	3,530	3,530	12,083	12,083
Level 2 inputs:
Checking, money market and savings accounts	768,157	768,157	800,203	800,203
Other borrowings	60,041	61,530	61,258	62,175
Accrued interest payable	268	268	304	304
Level 3 inputs:
Certificates of deposit	440,643	441,888	463,594	464,650

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Office of the Comptroller of the Currency (“OCC”) is the primary regulator for the Bank. The FRB is the primary regulator for the Company. Failure to meet minimum capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Company’s or the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and the Bank as of June 30, 2015 are presented in the following table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Adjusted Average Assets
Consolidated	$136,254	9.54%	$57,154	4.00%	$71,443	5.00%
Bear State Bank	153,308	10.74%	57,109	4.00%	71,386	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$136,254	11.59%	$52,884	4.50%	$76,388	6.50%
Bear State Bank	153,308	13.06%	52,824	4.50%	76,302	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$136,254	11.59%	$70,512	6.00%	$94,016	8.00%
Bear State Bank	153,308	13.06%	70,432	6.00%	93,910	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$150,108	12.77%	$94,016	8.00%	$117,520	10.00%
Bear State Bank	167,162	14.24%	93,910	8.00%	117,387	10.00%

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

Dividends. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account established by the Company in connection with First Federal’s conversion from the mutual holding company structure on May 3, 1996. In addition, federal regulations, as currently applied to the Bank, impose limitations upon payment of capital distributions to the Company. No dividends were available for distribution at June 30, 2015, without prior regulatory approval.

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

Repurchase Program. During the first six months of 2015, the Company repurchased 2,100 shares of its common stock under a share repurchase program that was approved by the Board of Directors on March 13, 2015 and amended on June 22, 2015, whereby the Company is permitted to repurchase up to $2 million of its common stock. The 2015 repurchase program will expire March 13, 2016 and can be renewed annually by the Board of Directors.

18.	CONTINGENCIES

As of June 30, 2015, the Company was in a dispute with a third party vendor regarding a $2 million invoice received during the first quarter of 2015. The dispute was resolved on July 22, 2015, resulting in no payment on the invoice.

19.	SUBSEQUENT EVENTS

On July 15, 2015, the Company’s Board of Directors elected to dissolve FHSC, an inactive, indirect subsidiary of the Company. The certificate of dissolution of FHSC was filed with the Arkansas Secretary of State on July 29, 2015.

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

GENERAL

Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank, N.A. (the “Bank”), is a community oriented national bank providing a broad line of financial products to individuals and business customers.  The Bank operates 43 branches and three loan production offices throughout Arkansas and Southeast Oklahoma.

OVERVIEW

The Company’s net income was $2.5 million for the three months ended June 30, 2015, compared to a net loss of $2.9 million for the three months ended June 30, 2014. The Company’s net income was $4.8 million for the six months ended June 30, 2015, compared to a net loss of $3.2 million for the six months ended June 30, 2014. The changes in net income for the comparative periods were primarily impacted by:

●

The results of operations for the three and six months ended June 30, 2015, include the results of operations of the former First National Bank of Hot Springs (“First National”) and Heritage Bank N.A. (“Heritage Bank”), whereas in 2014 the Company’s results of operations included the results of operations for First National and Heritage Bank only for the period from June 14 through June 30, 2014. The Company’s net interest margin for the three and six months ended June 30, 2015 was 3.71% and 3.70%, respectively, compared to 3.33% and 3.21%, respectively, for the same periods in 2014. The yield on interest-earning assets increased to 4.19% and 4.25%, for the three and six months ended June 30, 2015, respectively, compared to 3.96% and 3.88% for the same periods in 2014, respectively. The cost of interest-bearing liabilities decreased to 0.56% and 0.55% for the three and six months ended June 30, 2015, respectively, compared to 0.70% and 0.74% for the same periods in 2014, respectively.

●

The Company’s election in the second quarter of 2014 to retire certain pension liabilities of the Company’s multiemployer defined benefit plan resulted in a charge of $2.9 million for the three and six months ended June 30, 2014, that did not recur in 2015.

●

The Company’s noninterest expenses generally increased in the three and six months ended June 30, 2015 compared to the same periods in 2014 due to the addition of the operations of the former First National and Heritage Bank. These increases were due both to normal operating expenses and continued integration costs.

ACQUISITIONS

Marshfield Investment Company

On June 22, 2015, the Company and Marshfield Investment Company (“Marshfield”), the parent company of Metropolitan National Bank (“MNB”) in Springfield, Missouri, announced the signing of a definitive stock purchase agreement. Under the terms of the agreement, the Company will acquire 100% of the stock of MNB and Marshfield will receive proceeds of approximately $70 million, consisting of approximately $42 million in Company common stock (subject to potential adjustment as provided in the stock purchase agreement) and $28 million in cash. The acquisition of MNB is expected to close during the fourth quarter of 2015. The transaction is subject to certain conditions, including the receipt of customary regulatory approvals. As of June 30, 2015, MNB conducted business from twelve full service locations throughout Southwest Missouri and one loan production office in Joplin, Missouri and had total assets of $443.9 million.

First National Security Company

The Company completed its merger with First National Security Company (“FNSC”) and its accompanying acquisition of FNSC’s subsidiaries, including First National and Heritage Bank, on June 13, 2014. On February 13, 2015, First Federal Bank, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. The Company has achieved significant operational and organizational improvements as a result of the charter consolidation and technology integration, the benefits of which the Company began to realize in the second quarter of 2015.

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

Determination of the adequacy of the allowance for loan and lease losses. In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding market conditions and their impact on the loan portfolio. In the event the economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the ALLL. For impaired loans that are collateral dependent and for REO, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for the second quarter of 2015 was $12.0 million compared to $5.5 million in 2014. Net interest income for the six months ended June 30, 2015 was $24.5 million compared to $9.4 million for the same period in 2014. The increase in the three and six month net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for the second quarter of 2015 was $13.5 million compared to $6.6 million for the same period in 2014. Interest income for the six months ended June 30, 2015 was $27.6 million compared to $11.3 million for the same period in 2014. The increases in interest income for the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily due to increases in the average balances of loans receivable and investment securities as a result of the merger with FNSC.

Interest Expense.   Interest expense for the second quarter of 2015 was $1.6 million compared to $1.1 million for the same period in 2014. Interest expense for the six months ended June 30, 2015 was $3.1 million compared to $1.9 million for the same period in 2014. The increases in interest expense for the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily due to an increase in the average balances of deposit accounts and borrowings due to the merger with FNSC, partially offset by a decrease in the average rate paid on deposits.

Rate/Volume Analysis. The tables below set forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by prior rate); (ii) changes in rate (changes in rate multiplied by prior average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume); and (iv) the net change.

	Three Months Ended June 30,
	2015 vs. 2014
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$6,404	$153	$167	$6,724
Investment securities	523	(140)	(121)	262
Other interest-earning assets	(23)	(10)	2	(31)
Total interest-earning assets	6,904	3	48	6,955

Interest expense:
Deposits	784	(270)	(214)	300
Other borrowings	202	3	8	213
Total interest-bearing liabilities	986	(267)	(206)	513
Net change in net interest income	$5,918	$270	$254	$6,442

	Six Months Ended June 30,
	2015 vs. 2014
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$13,180	$1,127	$1,487	$15,794
Investment securities	1,289	(340)	(393)	556
Other interest-earning assets	106	(98)	(48)	(40)
Total interest-earning assets	14,575	689	1,046	16,310

Interest expense:
Deposits	1,921	(582)	(604)	735
Other borrowings	503	(13)	(75)	415
Total interest-bearing liabilities	2,424	(595)	(679)	1,150
Net change in net interest income	$12,151	$1,284	$1,725	$15,160

Average Balance Sheets. The following tables set forth certain information relating to the Company's average balance sheets and reflects the average annualized yield on assets and average annualized cost of liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or interest expense by the average balance of assets or liabilities, respectively, for the periods presented and are presented on an annualized basis. Average balances are based on daily balances during the periods. Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities. Net interest margin represents net interest income as a percentage of average interest earning assets.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,059,235	$12,576	4.76%	$505,754	$5,852	4.64%
Investment securities(2)	189,285	867	1.84	101,562	605	2.39
Other interest-earning assets	46,003	80	0.70	58,220	111	0.76
Total interest-earning assets	1,294,523	13,523	4.19	665,536	6,568	3.96
Noninterest-earning assets	173,998			83,431
Total assets	$1,468,521			$748,967
Interest-bearing liabilities:
Deposits	$1,055,200	1,284	0.49	$587,429	984	0.67
Other borrowings	61,670	279	1.81	15,209	66	1.74
Total interest-bearing liabilities	1,116,870	1,563	0.56	602,638	1,050	0.70
Noninterest-bearing deposits	173,248			56,988
Noninterest-bearing liabilities	3,378			2,728
Total liabilities	1,293,496			662,354
Stockholders' equity	175,025			86,613
Total liabilities and stockholders' equity	$1,468,521			$748,967

Net interest income		$11,960			$5,518
Net earning assets	$177,653			$62,898
Interest rate spread			3.63%			3.26%
Net interest margin			3.71%			3.33%
Ratio of interest-earning assets to Interest-bearing liabilities			115.91%			110.44%

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,054,953	$25,780	4.93%	$454,757	$9,986	4.43%
Investment securities(2)	186,587	1,673	1.81	86,625	1,117	2.60
Other interest-earning assets	70,527	176	0.50	47,340	216	0.92
Total interest-earning assets	1,312,067	27,629	4.25	588,722	11,319	3.88
Noninterest-earning assets	174,019			64,461
Total assets	$1,486,086			$653,183
Interest-bearing liabilities:
Deposits	$1,063,604	2,588	0.49	$522,214	1,853	0.72
Other borrowings	71,077	503	1.43	10,592	88	1.68
Total interest-bearing liabilities	1,134,681	3,091	0.55	532,806	1,941	0.74
Noninterest-bearing deposits	174,423			38,752
Noninterest-bearing liabilities	3,030			2,417
Total liabilities	1,312,134			573,975
Stockholders' equity	173,952			79,208
Total liabilities and stockholders' equity	$1,486,086			$653,183

Net interest income		$24,538			$9,378
Net earning assets	$177,386			$55,916
Interest rate spread			3.70%			3.14%
Net interest margin			3.77%			3.21%
Ratio of interest-earning assets to Interest-bearing liabilities			115.63%			110.49%

(1) Includes nonaccrual loans.

(2) Includes FHLB and FRB stock.

The Company’s net interest margin increased primarily as a result of an increase in yields on loans receivable resulting from loans acquired in the FNSC transaction.

Provision for Loan Losses. The provision for loan losses represents the amount added to the ALLL for the purpose of maintaining the ALLL at a level considered adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The adequacy of the ALLL is evaluated quarterly by management of the Bank based on the Bank’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and other qualitative factors.

Management determined that provisions for loan losses of $300,000 and $600,000 were required for the three and six months ended June 30, 2015, respectively, to maintain the ALLL at an adequate level. Management determined the necessity of the provision and the amount thereof taking into consideration (i) loans originated by the Bank during the periods, (ii) changes in the overall portfolio of nonperforming and classified loans of the Bank, (iii) continued improvement in the credit quality of the Bank’s loan portfolio, and (iv) ALLL coverage of nonaccrual loans. The ALLL as a percentage of loans receivable was 1.3% at both June 30, 2015 and at December 31, 2014. The ALLL as a percentage of nonaccrual loans was 134.9% at June 30, 2015, compared to 139.8% at December 31, 2014. The ALLL as a percentage of classified loans was 39.6% at June 30, 2015, compared to 38.8% at December 31, 2014. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A quarterly review is completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $3.4 million for the three months ended June 30, 2015 increased from $1.8 million for the same period in 2014. Total noninterest income of $6.5 million for the six months ended June 30, 2015 increased from $3.0 million for the same period in 2014. The increases in the three and six month comparison periods were primarily due to an increase in deposit fee income and gain on sale of loans. The increase in deposit fee income was attributable to the merger with FNSC. The increase in profit on sales of loans was due to an increase in the number of loans sold and the average profit on sales of loans.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, data processing expense, office occupancy expense and other operating expense. Total noninterest expense increased $1.3 million or 12.5% during the second quarter of 2015 compared to the same period in 2014. Total noninterest expense increased $8.2 million or 53.1% during the six months ended June 30, 2015 compared to the same period in 2014. The variances in certain noninterest expense items are further explained in the following paragraphs.

Salaries and Employee Benefits. Salaries and employee benefits decreased $1.0 million and increased $2.4 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decrease in the three months comparison period was primarily due to the Company’s election in the second quarter of 2014 to retire certain pension liabilities of the Company’s multiemployer defined benefit plan resulting in a non-recurring charge of $2.9 million partially offset by the increase in salaries related to the merger with FNSC. The increase in the six month comparison periods was primarily due to a general increase in personnel attributed to the merger with FNSC. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
Salaries	$4,966	$3,015	$1,951	$10,489	$5,465	$5,024
Payroll taxes	410	241	169	919	527	392
Insurance	404	127	277	846	258	588
401(k) plan expenses	69	47	22	134	86	48
Defined benefit plan	37	3,055	(3,018)	74	3,208	(3,134)
Stock compensation	147	110	37	263	196	67
Other	(488)	(55)	(433)	(721)	(138)	(583)
Total	$5,545	$6,540	$(995)	$12,004	$9,602	$2,402

Net Occupancy Expense. The increase in net occupancy expense during the three and six months ended June 30, 2015 compared to the same periods in 2014 of $665,000 and $1.5 million, respectively, was primarily related to the merger with FNSC.

Real Estate Owned, net. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Loss provisions	$3	$618	$(615)	$3	$860	$(857)
Net gain on sales	(159)	(62)	(97)	(200)	(142)	(58)
Rental income	(39)	(44)	5	(62)	(96)	34
Taxes and insurance	21	33	(12)	62	69	(7)
Other	47	46	1	107	117	(10)
Total	$(127)	$591	$(718)	$(90)	$808	$(898)

The decrease in loss provisions on REO for the three and six months ended June 30, 2015 compared to the same periods in 2014 is due to the Company’s review of REO properties in the first quarter of 2014 and its decision to more aggressively market certain properties, resulting in 2014 REO losses. Minimal additional provisions were needed in 2015 above those previously recorded. Real estate owned expenses such as taxes, insurance and maintenance as well as rental income are expected to continue to decline as the size of the REO portfolio decreases. Future levels of loss provisions and net gains or losses on sales of real estate owned will depend on market conditions. The acquisition of FNSC had no material impact on REO, net.

Data Processing. The increase in data processing expense during the three and six months ended June 30, 2015 compared to the same periods in 2014 of $979,000 and $1.7 million, respectively, was primarily related to core conversion expenses paid in 2015 associated with integrating the data processing platforms of First National and Heritage Bank to certain of the Company’s data processing platforms.

Advertising and Public Relations. The increases in advertising and public relations expense during the three and six months ended June 30, 2015 compared to the same periods in 2014 of $376,000 and $1.0 million, respectively, were primarily due to expenses related to the acquisition and integration of FNSC and rebranding expenses associated with the name change of the combined bank. During the first quarter of 2015, the charters of First Federal Bank, First National and Heritage Bank were merged into a single bank charter known as Bear State Bank, N.A.

Other Noninterest Expenses. The increases in other noninterest expenses during the three and six months ended June 30, 2015 compared to the same periods in 2014 of $947,000 and $2.5 million, respectively, were primarily due to expenses related to the acquisition and integration of FNSC. The changes in other noninterest expenses are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Amortization of intangible assets	$156	$26	$130	$312	$26	$286
Professional fees	108	235	(127)	484	430	54
Postage and supplies	331	113	218	566	204	362
Other	1,781	1,055	726	3,470	1,723	1,747
Total	$2,376	$1,429	$947	$4,832	$2,383	$2,449

Income Taxes. The provision for income taxes was $1.3 million and $2.1 million for the three and six months ended June 30, 2015, respectively, compared to zero for both the three and six months ended June 30, 2014. The increase between the periods was the result of increased taxable income in the 2015 periods compared to the 2014 periods. The effective tax rate for the three and six months ended June 30, 2015 was 33.1% and 30.8%, respectively. The reconciliation between the statutory federal income tax rates and the Company’s effective tax rate for the six months ended June 30, 2015 is included in Note 12 to the Unaudited Condensed Consolidated Financial Statements.

LENDING ACTIVITIES

Loans Receivable. Changes in loan composition between June 30, 2015 and December 31, 2014, are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase
	2015	2014	(Decrease)	% Change

One- to four-family residential	$307,067	$320,489	$(13,422)	(4.2)%
Multifamily residential	51,161	45,181	5,980	13.2
Nonfarm nonresidential	327,717	369,974	(42,257)	(11.4)
Farmland	48,058	47,199	859	1.8
Construction and land development	103,094	98,594	4,500	4.6
Total real estate loans	837,097	881,437	(44,340)	(5.0)

Commercial	185,266	139,871	45,395	32.5

Consumer	32,455	33,809	(1,354)	(4.0)

Total loans receivable	1,054,818	1,055,117	(299)	--
Unearned discounts and net deferred loan costs	116	(235)	351	(149.4)
Allowance for loan and lease losses	(13,854)	(13,660)	(194)	1.4

Loans receivable, net	$1,041,080	$1,041,222	$(142)	--%

Total loans receivable decreased $299,000 to $1.05 billion at June 30, 2015, compared to $1.06 billion at December 31, 2014. The decrease in the Bank’s loan portfolio was primarily due to a decrease in nonfarm nonresidential loans related to loans paid off and principal payments made during the period offset by new commercial loan originations by the Bank during the same period.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated (dollars in thousands).

	June 30, 2015		December 31, 2014
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$5,085	0.36%	$4,959	0.33%	$126
Nonfarm nonresidential	3,163	0.22%	3,113	0.21%	50
Farmland	729	0.05%	734	0.05%	(5)
Construction and land development	503	0.03%	624	0.04%	(121)
Commercial	616	0.04%	306	0.02%	310
Consumer	171	0.01%	34	--	137

Total nonaccrual loans	10,267	0.71%	9,770	0.65%	497

Accruing loans 90 days or more past due	--	--	353	0.02%	(353)

Real estate owned	3,412	0.23%	4,792	0.31%	(1,380)

Total nonperforming assets	13,679	0.94%	14,915	0.98%	(1,236)
Performing restructured loans	290	0.02%	566	0.04%	(276)

Total nonperforming assets and performing restructured loans (1)	$13,969	0.96%	$15,481	1.02%	$(1,512)

(1)

The table does not include substandard loans which were judged not to be impaired totaling $24.4 million at June 30, 2015 and $24.9 million at December 31, 2014 or acquired ASC 310-30 purchased credit impaired loans which are considered performing at June 30, 2015.

(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$873	8.5%	$953	9.8%	$(80)	(1.3)%
Over 90 days past due	4,832	47.1	4,255	43.5	577	3.6
30-89 days past due	544	5.3	1,249	12.8	(705)	(7.5)
Not past due	4,018	39.1	3,313	33.9	705	5.2
	$10,267	100.0%	$9,770	100.0%	$497	--

The following table presents nonaccrual loan activity for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Balance of nonaccrual loans—beginning of period	$9,770	$11,938
Loans added to nonaccrual status	2,182	1,277
Net cash payments	(599)	(2,220)
Loans returned to accrual status	(301)	(403)
Charge-offs to the ALLL	(188)	(444)
Transfers to REO	(597)	(947)

Balance of nonaccrual loans—end of period	$10,267	$9,201

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2014 and June 30, 2015 are presented in the following table (dollars in thousands).

	December 31, 2014	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	June 30, 2015
One- to four-family residential	$1,041	$674	$(3)	$(593)	$34	$1,153
Multifamily	--	278	--	--	--	278
Land	2,795	6	--	(934)	69	1,936
Nonfarm nonresidential	956	45	--	(1,053)	97	45
Total	$4,792	$1,003	$(3)	$(2,580)	$200	$3,412

(1)	Net sales proceeds include $242,000 of loans made by the Bank to facilitate the sale of real estate owned.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of June 30, 2015 and December 31, 2014, the Bank did not have any assets classified as doubtful or loss.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	June 30, 2015	December 31, 2014	June 30, 2014
Nonaccrual loans	$10,267	$9,770	$9,201
Accruing classified loans	24,732	25,429	13,646
Classified loans	34,999	35,199	22,847
Real estate owned	3,412	4,792	6,226

Total classified assets	$38,411	$39,991	$29,073

Texas Ratio (1)	8.2%	9.7%	11.6%

Classified Assets Ratio (2)	23.0%	26.1%	21.8%

(1)	Defined as the ratio of nonaccrual loans, accruing loans over 90 days past due and real estate owned to the Bank Tier 1 capital plus the ALLL.
(2)	Defined as the ratio of total classified assets to the Bank Tier 1 capital plus the ALLL.

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

The Company considers the ALLL totaling approximately $13.9 million to be appropriate based on evaluations of the management of the Bank of the loan portfolio and the losses inherent in the loan portfolio as of June 30, 2015. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Six Months Ended June 30,
	2015	2014
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,054,818	$1,011,388
Average loans outstanding	$1,054,953	$454,757
Allowance at beginning of period	$13,660	$12,711
Charge-offs:
One- to four-family residential	(213)	(8)
Multifamily residential	--	--
Nonfarm nonresidential	--	(115)
Farmland	--	--
Construction and land development	(10)	(444)
Commercial	--	(27)
Consumer (1)	(134)	(68)
Purchased credit impaired	(277)	--
Total charge-offs	(634)	(662)
Recoveries:
One- to four-family residential	36	21
Multifamily residential	--	--
Nonfarm nonresidential	33	10
Farmland	--	--
Construction and land development	103	44
Commercial	--	2
Consumer (1)	56	36
Purchased credit impaired	--	--
Total recoveries	228	113
Net charge-offs	(406)	(549)
Total provisions for losses	600	230
Allowance at end of period	$13,854	$12,392

ALLL as a percentage of total loans outstanding at end of period (2)	1.3%	1.2%

Net loans charged-off as a percentage of average loans outstanding	0.1%	0.2%

ALLL as a percentage of nonaccrual loans	134.9%	134.7%

(1)

Consumer loan charge-offs include overdraft charge-offs of $127,000 and $53,000 for the six months ended June 30, 2015 and 2014, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $33,000 and $24,000 for the six months ended June 30, 2015 and 2014, respectively.

(2)

The allowance for loan losses plus the discount on acquired loans as a percentage of total loans outstanding gross of the acquired loan discount was 2.1% and 2.9% at June 30, 2015 and 2014, respectively.

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

	June 30,
	2015		2014
	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$4,165	28.7%	$4,490	30.00%
Multifamily residential	581	4.8	1,030	4.42
Nonfarm nonresidential	3,880	30.2	3,910	34.27
Farmland	518	4.5	282	4.81
Construction and land development	1,121	9.5	868	9.31
Commercial	1,765	17.5	1,721	14.02
Consumer	121	3.1	91	3.17
Purchased credit impaired	1,703	1.7	--	--
Total	$13,854	100.00%	$12,392	100.00%

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities available for sale (dollars in thousands).

	June 30, 2015	December 31, 2014	Increase (Decrease)

U.S. Treasuries and Government agencies	$65,063	$77,332	$(12,269)
Municipal securities	63,797	59,080	4,717
Mortgage-backed securities	53,665	37,806	15,859
Total	$182,525	$174,218	$8,307

During the first six months of 2015, U.S. Treasuries and Government agency securities that matured or were called during the period were reinvested in municipal securities and mortgage-backed securities. The overall yield of the investment portfolio was 1.82% as of June 30, 2015 and 1.71% as of December 31, 2014.

DEPOSITS

Changes in the composition of deposits between June 30, 2015 and December 31, 2014, are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase
	2015	2014	(Decrease)	% Change

Checking accounts	$545,981	$576,034	$(30,053)	(5.2)%
Money market accounts	102,559	108,794	(6,235)	(5.7)
Savings accounts	119,617	115,375	4,242	3.7
Certificates of deposit	440,643	463,594	(22,951)	(5.0)

Total deposits	$1,208,800	$1,263,797	$(54,997)	(4.4)%

The decrease in checking accounts was due primarily to a decrease in account balances of existing customers. The decrease in certificates of deposit was primarily related to personal certificates of deposit being withdrawn from the Bank that matured during the period. The Bank manages the pricing of its deposits to maintain deposit balances commensurate with its overall balance sheet management and liquidity position.

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

At June 30, 2015, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At June 30, 2015, the Company had no interests in non-consolidated special purpose entities.

At June 30, 2015, commitments included:

■	total approved loan origination commitments outstanding amounting to $32.3 million, including approximately $2.5 million of loans committed to sell;
■	rate lock agreements with customers of $11.9 million, all of which have been locked with an investor;
■	funded mortgage loans committed to sell of $12.6 million;
■	unadvanced portion of construction loans of $50.0 million;
■	unused lines of credit of $88.6 million;
■	revolving credit card unused credit of $5.5 million;
■	outstanding standby letters of credit of $3.2 million; and
■	total predetermined overdraft protection limits of $13.9 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $11.9 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at June 30, 2015.

Historically, a very small percentage of predetermined overdraft limits have been used. At June 30, 2015, overdrafts of accounts with Bounce ProtectionTM represented usage of 3.8% of the limit.

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

In order to maintain proper levels of liquidity, the Bank has several sources of funds available. Generally the Bank relies on cash on hand and due from banks, federal funds sold, cash flow generated by the repayment of principal and interest on and/or the sale of loans and securities and deposits as its primary sources of funds. Commercial, consumer and public funds customers in our local markets are the principal deposit sources utilized. The Bank uses those local market deposits, along with secondary sources of funding including FHLB advances, federal funds purchased, FRB borrowings and other alternative funding sources to fund continuing operations, make loans and leases, acquire investment securities and other assets.

At June 30, 2015, the Bank’s unused borrowing availability primarily consisted of (1) $271.3 million of available borrowing capacity with the FHLB, (2) $70.5 million of investment securities available to pledge for federal funds or other borrowings and (3) $78.0 million of available unsecured federal funds borrowing lines. In addition, at June 30, 2015, the Company had available borrowing capacity of $5.7 million with an unaffiliated bank.

At June 30, 2015, the Company’s consolidated liquidity ratio was approximately 8.4% which represents liquid assets as a percentage of deposits and short-term borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 33.8%, which represents liquid assets plus borrowing capacity at the FHLB, FRB and correspondent banks as a percentage of deposit and short-term borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities, and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy the current and projected operations of the Company and the Bank.

At June 30, 2015, the Company’s leverage, common equity tier 1, tier 1 risk-based and total risk-based capital ratios were 9.54%, 11.59%, 11.59% and 12.77%, respectively, compared to capital adequacy requirements of 4%, 4.5%, 6% and 8%, respectively. See Note 17 to the Consolidated Financial Statements for more information about the Company’s and the Bank’s capital requirements and ratios.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the SEC and other oral and written statements or reports by the Company, the Bank or the management thereof, include certain forward-looking statements that are intended to come within the safe harbor afforded by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements presented herein with respect to, among other things, the Company’s or the Bank’s plans, objectives, expectations and intentions, pending and potential mergers or acquisitions, anticipated changes in noninterest expenses in future periods, changes in earnings, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, asset, and earnings growth, growth in new and existing customer relationships, potential resolution of litigation or other disputes, our intentions with respect to our investment securities, and financial and other goals and plans are forward looking. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “will,” “should,” and similar expressions, or the negative thereof, as they relate to the Company, the Bank or the management thereof, are intended to identify forward-looking statements.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, assumptions and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, general economic, capital market, credit market and real estate market conditions, competitive factors, strategic actions, including integrating or managing acquisitions, failure of assumptions underlying the establishment of our allowance for loan and lease losses, legislative and regulatory changes, and disruptions to our technology network. Additionally, other risks and uncertainties are described in Part II, Item 1A in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2015. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

As of June 30, 2015, the model simulations projected that 100, 200 and 300 basis point increases in interest rates would result in positive variances in net interest income of 0.70%, 1.05% and 0.74%, respectively, relative to the base case over the next twelve months and decreases in interest rates of 100 basis points would result in a negative variance in net interest income of (0.58)% relative to the base case over the next twelve months.  The likelihood of a decrease in interest rates as of June 30, 2015 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous, parallel and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

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

The Company’s management, including the Company’s Principal Executive Officer and the Principal Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Neither the Company nor the Bank are a party to or involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A. Risk Factors

Our operations involve various risks that could have adverse consequences, including those described below and in Part I, Item 1A. of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2015.

The management of the Company may be required to dedicate significant time and effort to the acquisition and integration of MNB, all of which may divert their attention from other business concerns of and their responsibility to the Company.

The pending acquisition of MNB will cause the management of the Company to focus a portion of its time and energies on matters related to the acquisition that otherwise would be directed to the business and operations of the Company and the Bank. Any significant diversion of management’s attention could affect the Company’s and the Bank’s ability to service existing business and develop new business and adversely affect the earnings of the Company.

If the acquisition of MNB is not completed, the Company’s business may be adversely affected.

The stock purchase agreement with Marshfield Investment Company (“Marshfield”) may be terminated prior to the closing, before or after approval by Marshfield’s shareholders, for various reasons, which could have negative consequences for the Company. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the acquisition of MNB, without realizing any of the anticipated benefits of completing the acquisition. Additionally, if the stock purchase agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect an assumption that the acquisition will be completed. If the stock purchase agreement is terminated under certain circumstances involving a breach by the Company of its obligations under the agreement, the Company may be required to pay Marshfield a liquidated damages payment of $500,000.

Integrating MNB into the operations of the Company and the Bank may be more difficult, costly or time-consuming than expected, and failure to do so quickly and efficiently could reduce the Company’s profitability, affect its stock price and either delay or prevent realization of many of the potential benefits of the acquisition.

The success of the Company following the acquisition of MNB may depend in large part on the ability to integrate the business and culture of MNB into that of the Company. If the Company is unable to successfully integrate the operations of MNB efficiently and timely, the expected benefits of the acquisition may not be realized. It is possible that the integration process following completion of the acquisition could result in the loss of key employees, disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with the Company’s or MNB’s existing customers and employees or to achieve the anticipated benefits of the acquisition. As with any acquisition, merger or consolidation of banking institutions, there also may be business disruptions that cause the Company and MNB to lose customers. Following the acquisition, the Company may be required to spend additional time and money on operating compatibility, which could otherwise be spent on developing the Company’s business. If the Company and MNB do not integrate operations effectively or efficiently, it could harm the Company’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

No equity securities were repurchased during the quarter ended June 30, 2015.  The Company’s stock repurchase program was approved by the Board of Directors on March 13, 2015 and amended June 19, 2015, whereby the Company is permitted to repurchase up to $2 million of its common stock. As of June 30, 2015, approximately $1.98 million may yet be purchased under the program. The stock repurchase program will expire March 13, 2016 but can be renewed annually by the Board of Directors.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR STATE FINANCIAL, INC.

Date:	July 31, 2015	By:	/s/ Richard N. Massey
Richard N. Massey
Chairman (principal executive officer)

Date:	July 31, 2015	By:	/s/ Matt Machen
Matt Machen
Executive Vice President and Chief Financial Officer (principal financial officer)

Bear State Financial, Inc.

Exhibit Index

Exhibit No.	Description

2.1

Stock Purchase Agreement dated as of June 22, 2015 by and between Bear State Financial, Inc. and Marshfield Investment Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Amended Current Report on Form 8-K filed with the SEC on June 25, 2015). (1)

2.2	List of Schedules to the Stock Purchase Agreement (incorporated herein by reference to Exhibit 2.2 to the Company’s Amended Current Report on Form 8-K filed with the SEC on June 25, 2015).
2.3	Form of Voting Agreement (incorporated herein by reference to Exhibit 2.3 to the Company’s Amended Current Report on Form 8-K filed with the SEC on June 25, 2015).
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

(1)

Pursuant to Item 601(b)(2) of the Regulation S-K, certain schedules to this agreement have not been filed with this exhibit. The schedules contain various items relating to the business of and the representations and warranties made by Marshfield Investment Company. The Registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.