Form 10-Q
period 2015-09-30
BEAR STATE FINANCIAL, INC.
filed 2015-11-13
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2015, there were issued and outstanding 37,959,829 shares of the Registrant's Common Stock, par value $.01 per share.

BEAR STATE FINANCIAL, INC.

Part I.   Financial Information

Item 1.   Financial Statements

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

Cash and cash equivalents	$58,746	$113,086
Interest-bearing time deposits in banks	10,930	12,421
Investment securities available for sale	164,564	174,218
Other investment securities, at cost	8,197	5,864
Loans receivable, net of allowance of $13,975 and $13,660, respectively	1,063,100	1,041,222
Loans held for sale	8,032	6,409
Accrued interest receivable	5,020	4,485
Real estate owned - net	2,290	4,792
Office properties and equipment - net	51,768	50,332
Cash surrender value of life insurance	45,998	44,130
Goodwill	25,717	25,717
Core deposit intangible - net	6,869	7,338
Deferred tax asset, net	17,121	20,697
Prepaid expenses and other assets	2,373	3,884

TOTAL	$1,470,725	$1,514,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest bearing deposits	$173,525	$180,136
Interest bearing deposits	1,035,651	1,083,661
Total deposits	1,209,176	1,263,797
Short term borrowings	10,366	12,083
Other borrowings	68,300	61,258
Other liabilities	4,213	7,003

Total liabilities	1,292,055	1,344,141

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—5,000,000 shares authorized; none issued at September 30, 2015 and December 31, 2014	--	--
Common stock, $0.01 par value—100,000,000 shares authorized; 33,349,512 and 33,365,845 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	333	334
Additional paid-in capital	169,570	169,543
Accumulated other comprehensive income	753	577
Retained earnings	8,014	--

Total stockholders’ equity	178,670	170,454

TOTAL	$1,470,725	$1,514,595

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
INTEREST INCOME:
Loans receivable	$12,829	$15,390	$38,610	$25,381
Investment securities:
Taxable	337	272	979	777
Nontaxable	516	456	1,546	1,069
Other	67	105	243	321
Total interest income	13,749	16,223	41,378	27,548

INTEREST EXPENSE:
Deposits	1,265	1,320	3,853	3,174
Other borrowings	264	247	767	334

Total interest expense	1,529	1,567	4,620	3,508

NET INTEREST INCOME	12,220	14,656	36,758	24,040

PROVISION FOR LOAN LOSSES	331	600	931	830

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,889	14,056	35,827	23,210

NONINTEREST INCOME:
Net gain on sales of investment securities	--	30	88	30
Deposit fee income	1,926	1,956	5,569	3,445
Earnings on life insurance policies	357	349	1,096	758
Gain on sale of loans	833	968	2,359	1,923
Other	202	328	715	497

Total noninterest income	3,318	3,631	9,827	6,653

NONINTEREST EXPENSES:
Salaries and employee benefits	5,518	6,261	17,521	15,864
Net occupancy expense	1,475	1,569	4,273	2,850
Real estate owned, net	(341)	650	(431)	1,458
Amortization of intangible assets	156	157	469	183
Data processing	1,103	4,177	3,814	5,159
Professional fees	133	213	616	644
Advertising and public relations	510	494	1,764	795
Postage and supplies	244	263	809	466
Other	1,667	1,540	5,138	3,264

Total noninterest expenses	10,465	15,324	33,973	30,683

INCOME (LOSS) BEFORE INCOME TAXES	4,742	2,363	11,681	(820)

INCOME TAX PROVISION (BENEFIT)	1,529	(20,312)	3,667	(20,312)

NET INCOME	$3,213	$22,675	$8,014	$19,492

Basic earnings per common share	$0.10	$0.68	$0.24	$0.73

Diluted earnings per common share	$0.10	$0.68	$0.24	$0.71

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income	$3,213	$22,675	$8,014	$19,492
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities arising during the period	1,159	(27)	373	1,272
Less: reclassification adjustments for realized gain included in net income	--	(30)	(88)	(30)
Other comprehensive income (loss), before tax effect	1,159	(57)	285	1,242
Tax effect	(444)	(296)	(109)	(296)
Other comprehensive income (loss)	715	(353)	176	946
COMPREHENSIVE INCOME	$3,928	$22,322	$8,190	$20,438

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	In Capital	Income	Earnings	Equity
BALANCE – January 1, 2015	33,365,845	$334	$169,543	$577	$--	$170,454

Net income	--	--	--	--	8,014	8,014
Other comprehensive income	--	--	--	176	--	176
Shares issued – option exercises	334	--	2	--	--	2
Shares issued – restricted stock unit vesting	12,008	--	--	--	--	--
Stock compensation	--	--	280	--	--	280
Repurchase of common stock	(28,675)	(1)	(255)	--	--	(256)

BALANCE – September 30, 2015	33,349,512	$333	$169,570	$753	$8,014	$178,670

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES:
Net income	$8,014	$19,492
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	931	830
Provision for real estate losses	3	1,513
Deferred tax provision (benefit)	3,590	(773)
Deferred tax valuation allowance	(120)	(19,539)
Net amortization of premiums on investment securities	332	111
Federal Home Loan Bank stock dividends	(6)	(6)
Gain on sale of fixed assets, net	--	(12)
Gain on sale of real estate owned, net	(583)	(188)
Gain on sale of investment securities, net	(88)	(30)
Originations of loans held for sale	(85,671)	(73,423)
Proceeds from sales of loans held for sale	86,407	73,682
Gain on sale of loans originated to sell	(2,359)	(1,923)
Depreciation	2,117	1,524
Amortization of deferred loan costs, net	241	65
Accretion of purchased loans, net	(2,636)	(2,927)
Amortization of other intangible assets	469	183
Stock compensation	280	328
Earnings on life insurance policies	(1,096)	(758)
Changes in operating assets and liabilities:
Accrued interest receivable	(535)	(618)
Prepaid expenses and other assets	1,535	(398)
Other liabilities	(1,182)	(66)

Net cash provided by (used in) operating activities	9,643	(2,933)

INVESTING ACTIVITIES:
Cash paid for purchase of FNSC, net of cash received	--	(8,985)
Net decrease in federal funds sold	--	32,775
Redemptions of interest-bearing time deposits in banks	1,491	9,458
Purchases of investment securities available for sale (“AFS”)	(32,387)	(9,280)
Proceeds from sales of investment securities AFS	2,082	3,875
Proceeds from maturities/calls/paydowns of investment securities AFS	38,392	25,682
Redemptions of Federal Home Loan Bank stock	605	1,170
Purchases of Federal Home Loan Bank stock	(443)	(331)
Redemptions of Federal Reserve Bank stock	907	--
Purchases of Federal Reserve Bank stock	(3,396)	--
Loan repayments (originations), net	(20,766)	(48,919)
Loan participations purchased	(475)	(25,286)
Proceeds from sales of real estate owned	3,882	3,138
Proceeds from sales of office properties and equipment	--	377
Purchases of office properties and equipment	(3,553)	(1,803)
Purchases of bank owned life insurance	(772)	(16,628)

Net cash used in investing activities	(14,433)	(34,757)

(Continued)

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(54,621)	$44,043
Proceeds from advances from Federal Home Loan Bank	31,551	22,000
Repayment of advances from Federal Home Loan Bank	(25,189)	(537)
Net increase in other borrowings	680	14,400
Net decrease short term borrowings	(1,717)	(2,214)
Proceeds from private placement	--	20,000
Proceeds from exercise of warrants	--	3,590
Proceeds from exercise of stock options	2	24
Repurchase of common stock	(256)	--

Net cash (used in) provided by financing activities	(49,550)	101,306

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(54,340)	63,616

CASH AND CASH EQUIVALENTS:
Beginning of period	113,086	23,970

End of period	$58,746	$87,586

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,650	$3,400

Cash received for income tax refunds	$2,135	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$1,069	$1,313

Sales of real estate owned financed by the Bank	$242	$--

Investment securities purchased—not settled	$--	$624

Common stock issued for purchase of FNSC	$--	$49,852

See notes to unaudited condensed consolidated financial statements.	(Concluded)

BEAR STATE FINANCIAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements of the Company and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, contained in the Company’s 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet of the Company as of December 31, 2014, included herein has been derived from the audited consolidated balance sheet of the Company as of that date.

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

In September 2015, the FASB issued update ASU No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). This update applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

4.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following as of the dates indicated (in thousands):

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasuries and Government agencies	$48,835	$48	$(16)	$48,867
Municipal securities	63,601	488	(220)	63,869
Mortgage-backed securities	50,908	986	(66)	51,828

Total	$163,344	$1,522	$(302)	$164,564

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasuries and Government agencies	$77,550	$7	$(225)	$77,332
Municipal securities	58,812	456	(188)	59,080
Mortgage-backed securities	36,920	900	(14)	37,806

Total	$173,282	$1,363	$(427)	$174,218

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and Government agencies	$18,995	$7	$202	$9	$19,197	$16
Municipal securities	14,762	205	1,258	15	16,020	220
Mortgage-backed securities	15,726	65	9	1	15,735	66

Total	$49,483	$277	$1,469	$25	$50,952	$302

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and Government agencies	$75,985	$225	$--	$--	$75,985	$225
Municipal securities	16,353	171	1,028	17	17,381	188
Mortgage-backed securities	2,102	14	--	--	2,102	14

Total	$94,440	$410	$1,028	$17	$95,468	$427

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

The Company has pledged investment securities with carrying values of approximately $110.3 million at September 30, 2015 and $119.0 million at December 31, 2014, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $10.4 million at September 30, 2015 and $2.1 million at December 31, 2014, for securities sold under agreements to repurchase.

The following table sets forth the amount (dollars in thousands) of investment securities available for sale that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2015. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	September 30, 2015
	Amortized	Fair	Weighted
	Cost	Value	Average Rate

Within one year	$20,235	$20,231	0.64%
Due from one year to five years	50,528	50,681	1.17%
Due from five years to ten years	18,776	19,011	2.91%
Due after ten years	22,897	22,813	3.14%
	112,436	112,736	1.77%
Mortgage-backed securities	50,908	51,828	2.45%
Total	$163,344	$164,564	1.98%

As of September 30, 2015 and December 31, 2014, investments with amortized cost totaling approximately $66.5 million and $73.1 million, respectively, have call options held by the issuer, of which approximately $23.8 million and $35.0 million, respectively, are or were callable within one year.

Sales of investment securities available for sale are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014

Sales proceeds	$2,082	$3,875

Gross realized gains	$88	$30
Gross realized losses	--	--
Net gains on sales of investment securities	$88	$30

5.	LOANS RECEIVABLE

Loans receivable consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Real estate:
One- to four-family residential	$309,658	$320,489
Multifamily residential	53,133	45,181
Nonfarm nonresidential	347,911	369,974
Farmland	53,192	47,199
Construction and land development	93,688	98,594
Commercial	186,772	139,871
Consumer	32,428	33,809
Total loans receivable	1,076,782	1,055,117
Unearned discounts and net deferred loan costs	293	(235)
Allowance for loan and lease losses	(13,975)	(13,660)

Loans receivable—net	$1,063,100	$1,041,222

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

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at September 30, 2015 and December 31, 2014 were $17.7 million and $23.5 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the periods ended September 30, 2015 and December 31, 2014 was not significant.

As of September 30, 2015 and December 31, 2014, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $34.7 million and $41.4 million, respectively, were held in custody by the FHLB and were pledged for outstanding advances or available for future advances. The Bank also pledged its remaining loans at September 30, 2015 and certain of its remaining loans at December 31, 2014 under a blanket lien with the FHLB.

As of September 30, 2015, the Bank did not have any loans pledged with the Federal Reserve Bank (“FRB”). At December 31, 2014, qualifying loans collateralized by commercial real estate with balances of $6.8 million were pledged with the FRB. No FRB borrowings were outstanding at September 30, 2015 or December 31, 2014.

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

The Company evaluated $21.1 million of net loans ($26.9 million gross loans less $5.8 million discount) purchased in conjunction with the acquisition of FNSC in 2014 in accordance with the provisions of FASB ASC Topic 310-30,  Loans and Debt Securities Acquired with Deteriorated Credit Quality. The following table reflects the carrying amount of those purchased credit impaired (“PCI”) loans (in thousands):

	September 30, 2015	June 13, 2014
One- to four-family residential	$3,963	$4,728
Nonfarm nonresidential	10,035	10,790
Farmland	80	95
Construction and land development	2,242	3,432
Commercial	1,020	1,882
Consumer	76	178
Total carrying value of PCI loans	$17,416	$21,105
Outstanding principal balance of PCI loans	$21,732	$26,942

The following table reflects the carrying amount of the fair value adjustments for PCI loans as of June 13, 2014 (in thousands).

Contractually required principal and interest	$29,704
Nonaccretable differences	(6,293)
Cash flows expected to be collected	23,411
Accretable differences	(2,306)
Day 1 Fair Value	$21,105

The following table documents changes as of September 30, 2015 and 2014, to the amount of accretable yield (in thousands).

	2015	2014
Balance at January 1	$2,165	$--
Accretable yield acquired	--	2,306
Accretion	(827)	(354)
Adjustments to accretable difference due to:
Reclassification from nonaccretable difference	88	--
Changes in expected cash flows that do not affect nonaccretable differences	(41)	(1,423)
Transfers to real estate owned	7	--
Balance at September 30	$1,392	$529

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans are presented below (in thousands):

September 30, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$3,042	$4,255	$302,361	$309,658
Multifamily residential	--	--	53,133	53,133
Nonfarm nonresidential	1,388	1,748	344,775	347,911
Farmland	44	676	52,472	53,192
Construction and land development	424	493	92,771	93,688
Commercial	428	214	186,130	186,772
Consumer	427	77	31,924	32,428
Total	$5,753	$7,463	$1,063,566	$1,076,782

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$4,966	$3,545	$311,978	$320,489
Multifamily residential	--	--	45,181	45,181
Nonfarm nonresidential	3,350	2,449	364,175	369,974
Farmland	15	628	46,556	47,199
Construction and land development	127	649	97,818	98,594
Commercial	517	497	138,857	139,871
Consumer	379	47	33,383	33,809
Total	$9,354	$7,815	$1,037,948	$1,055,117

As of September 30, 2015 and December 31, 2014, there were $1.8 million and $2.2 million, respectively, of PCI loans acquired in the merger with FNSC that were 90 days or more past due and accruing. There were no other loans that were 90 days or more past due and accruing at September 30, 2015 and one loan of $353,000 past due 90 days and still accruing at December 31, 2014. Restructured loans totaled $2.0 million and $2.5 million as of September 30, 2015 and December 31, 2014, respectively, with $1.7 million and $1.9 million of such restructured loans on nonaccrual status at September 30, 2015 and December 31, 2014, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

September 30, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$470	$2,948	$2,280	$5,698
Nonfarm nonresidential	302	1,288	4,433	6,023
Farmland	--	628	107	735
Construction and land development	--	493	189	682
Commercial	90	214	3,214	3,518
Consumer	48	70	26	144
Total	$910	$5,641	$10,249	$16,800

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,121	$2,572	$1,266	$4,959
Nonfarm nonresidential	131	1,379	1,603	3,113
Farmland	--	628	106	734
Construction and land development	--	605	19	624
Commercial	--	--	306	306
Consumer	5	14	15	34
Total	$1,257	$5,198	$3,315	$9,770

As of September 30, 2015 and December 31, 2014, there were $915,000 and $641,000, respectively, of loans in the process of foreclosure.

The following tables summarize information pertaining to impaired loans as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (in thousands). The tables below do not include ASC 310-30 PCI loans which are disclosed separately in the loans receivable footnote.

	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$1,119	$848	$121	$1,030	$1,204	$251
Nonfarm nonresidential	4,593	4,280	495	2,531	2,225	580
Farmland	617	476	115	620	484	123
Construction and land development	172	172	91	276	168	45
Commercial	1,153	1,153	252	--	--	--
Consumer	16	15	7	16	15	12
	7,670	6,944	1,081	4,473	4,096	1,011

Impaired loans without a valuation allowance:
One- to four-family residential	5,910	5,059	--	4,732	4,237	--
Nonfarm nonresidential	2,668	1,743	--	1,619	888	--
Farmland	546	259	--	537	250	--
Construction and land development	777	590	--	507	540	--
Commercial	2,393	2,363	--	362	306	--
Consumer	136	129	--	15	19	--
	12,430	10,143	--	7,772	6,240	--
Total impaired loans	$20,100	$17,087	$1,081	$12,245	$10,336	$1,011

	Three Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$815	$2	$1,127	$2
Nonfarm nonresidential	3,221	--	2,278	--
Farmland	478	--	488	--
Construction and land development	108	--	347	2
Commercial	577	--	--	--
Consumer	15	--	16	--
	5,214	2	4,256	4

Impaired loans without a valuation allowance:
One- to four-family residential	4,785	--	3,783	1
Nonfarm nonresidential	1,373	--	934	--
Farmland	255	--	257	--
Construction and land development	566	1	350	--
Commercial	1,489	--	326	--
Consumer	143	--	9	--
	8,611	1	5,659	1
Total impaired loans	$13,825	$3	$9,915	$5

Interest based on original terms		$255		$134

Interest income recognized on a cash basis on impaired loans		$--		$--

	Nine Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$963	$5	$1,126	$7
Nonfarm nonresidential	2,716	--	2,590	--
Farmland	480	--	491	--
Construction and land development	138	--	748	5
Commercial	288	--	63	--
Consumer	15	--	11	--
	4,600	5	5,029	12

Impaired loans without a valuation allowance:
One- to four-family residential	4,496	1	3,642	2
Nonfarm nonresidential	1,122	--	1,030	--
Farmland	252	--	269	--
Construction and land development	546	5	625	--
Commercial	955	--	338	--
Consumer	89	--	14	--
	7,460	6	5,918	2
Total impaired loans	$12,060	$11	$10,947	$14

Interest based on original terms		$780		$532

Interest income recognized on a cash basis on impaired loans		$--		$--

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

Based on analyses performed at September 30, 2015 and December 31, 2014, the risk categories of loans are as follows (in thousands):

	September 30, 2015
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$296,956	$1,056	$11,646	$309,658
Multifamily residential	53,133	--	--	53,133
Nonfarm nonresidential	331,955	12	15,944	347,911
Farmland	52,019	--	1,173	53,192
Construction and land development	92,114	95	1,479	93,688
Commercial	182,131	--	4,641	186,772
Consumer	32,136	--	292	32,428
Total	$1,040,444	$1,163	$35,175	$1,076,782

	December 31, 2014
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$306,864	$1,833	$11,792	$320,489
Multifamily residential	45,181	--	--	45,181
Nonfarm nonresidential	350,011	4,378	15,585	369,974
Farmland	46,002	--	1,197	47,199
Construction and land development	96,114	105	2,375	98,594
Commercial	135,812	--	4,059	139,871
Consumer	33,612	6	191	33,809
Total	$1,013,596	$6,322	$35,199	$1,055,117

As of September 30, 2015 and December 31, 2014, the Bank did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of September 30, 2015 and December 31, 2014 (dollars in thousands):

September 30, 2015	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$207	9	$708	11	$915
Nonfarm nonresidential	--	--	3	472	3	472
Farmland	--	--	1	250	1	250
Construction and land development	1	80	2	250	3	330
Consumer	--	--	2	15	2	15

Total	3	$287	17	$1,695	20	$1,982

December 31, 2014	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	4	$482	9	$726	13	$1,208
Nonfarm nonresidential	--	--	3	511	3	511
Farmland	--	--	1	250	1	250
Construction and land development	1	84	2	396	3	480
Consumer	--	--	2	15	2	15

Total	5	$566	17	$1,898	22	$2,464

No loans receivable were restructured as TDRs during the three or nine months ended September 30, 2015. Loans receivable that were restructured as TDRs during the nine months ended September 30, 2014 were as follows (dollars in thousands):

	Nine Months Ended September 30, 2014

		Balance	Balance at	Nature of Modification
	Number of Loans	Prior to TDR	September 30, 2014	Payment Term (1)	Other (2)
One- to four-family residential	1	$103	$96	$103	$--
Construction and land development	1	85	85	--	85
Consumer	1	11	11	11	--

Total	3	$199	$192	$114	$85

_________________________

(1)	Concessions represent skipped payments/maturity date extensions or amortization term extensions.
(2)	The borrower did not have the financial ability to refinance at another bank at renewal.

There were no loans receivable for which a payment default occurred during the three or nine months ended September 30, 2015 or 2014 that had been modified as a TDR within 12 months or less of the payment default.

6.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three months ended September 30, 2015 and 2014 (in thousands):

	June 30, 2015	Provision (Reversals)	Charge-offs	Recoveries	September 30, 2015

One- to four-family residential	$4,165	$407	$(186)	$18	$4,404
Multifamily residential	581	19	--	--	600
Nonfarm nonresidential	3,880	(408)	--	10	3,482
Farmland	518	(15)	--	--	503
Construction and land development	1,121	161	--	58	1,340
Commercial	1,765	192	(32)	3	1,928
Consumer	121	67	(98)	35	125
Purchased credit impaired	1,703	(92)	(18)	--	1,593
Total	$13,854	$331	$(334)	$124	$13,975

	June 30, 2014	Provision (Reversals)	Charge-offs	Recoveries	September 30, 2014

One- to four-family residential	$4,490	$91	$(61)	$36	$4,556
Multifamily residential	1,030	(114)	--	--	916
Nonfarm nonresidential	3,910	314	--	3	4,227
Farmland	282	8	--	--	290
Construction and land development	868	43	--	30	941
Commercial	1,721	208	--	4	1,933
Consumer	91	50	(57)	17	101
Purchased credit impaired	--	--	--	--	--
Total	$12,392	$600	$(118)	$90	$12,964

The tables below provide a rollforward of the ALLL by portfolio segment for the nine months ended September 30, 2015 and 2014 (in thousands):

	December 31, 2014	Provision (Reversals)	Charge-offs	Recoveries	September 30, 2015

One- to four-family residential	$4,488	$261	$(399)	$54	$4,404
Multifamily residential	791	(191)	--	--	600
Nonfarm nonresidential	4,243	(804)	--	43	3,482
Farmland	342	161	--	--	503
Construction and land development	1,023	166	(10)	161	1,340
Commercial	2,315	(358)	(32)	3	1,928
Consumer	101	165	(232)	91	125
Purchased credit impaired	357	1,531	(295)	--	1,593
Total	$13,660	$931	$(968)	$352	$13,975

	December 31, 2013	Provision (Reversals)	Charge-offs	Recoveries	September 30, 2014

One- to four-family residential	$4,549	$22	$(70)	$55	$4,556
Multifamily residential	1,001	(85)	--	--	916
Nonfarm nonresidential	4,271	65	(115)	6	4,227
Farmland	158	132	--	--	290
Construction and land development	1,383	(81)	(444)	83	941
Commercial	1,268	684	(29)	10	1,933
Consumer	81	93	(122)	49	101
Purchased credit impaired	--	--	--	--	--
Total	$12,711	$830	$(780)	$203	$12,964

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of September 30, 2015 and December 31, 2014 (in thousands):

	Allowance for Loan and Lease Losses			Loan Balances
September 30, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$121	$4,283	$412	$5,907	$299,788	$3,963
Multifamily residential	--	600	--	--	53,133	--
Nonfarm nonresidential	495	2,987	590	6,023	331,853	10,035
Farmland	115	388	--	735	52,377	80
Construction and land development	91	1,249	23	762	90,684	2,242
Commercial	252	1,676	568	3,516	182,236	1,020
Consumer	7	118	--	144	32,208	76
Total	$1,081	$11,301	$1,593	$17,087	$1,042,279	$17,416

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$251	$4,237	$68	$5,441	$310,701	$4,347
Multifamily residential	--	791	--	--	45,181	--
Nonfarm nonresidential	580	3,663	289	3,113	357,186	9,675
Farmland	123	219	--	734	46,379	86
Construction and land development	45	978	--	708	94,518	3,368
Commercial	--	2,315	--	306	138,315	1,250
Consumer	12	89	--	34	33,638	137
Total	$1,011	$12,292	$357	$10,336	$1,025,918	$18,863

A summary of the activity in the allowance for losses on real estate owned is as follows for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Balance—beginning of period	$4,642	8,481	$6,575	$8,794

Provisions for estimated losses	--	653	3	1,513
Losses charged off	(402)	(711)	(2,338)	(1,884)

Balance—end of period	$4,240	8,423	$4,240	$8,423

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014

Land and land improvements	$10,727	$10,796
Buildings and improvements	44,582	42,995
Furniture and equipment	11,469	9,452
Automobiles and other	823	823

Total	67,601	64,066

Accumulated depreciation	(15,833)	(13,734)

Office properties and equipment—net	$51,768	$50,332

Depreciation expense for the nine months ended September 30, 2015 and 2014 was approximately $2.1 million and $1.5 million, respectively.

8.	GOODWILL AND CORE DEPOSIT INTANGIBLE - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually and periodically upon the occurrence of certain triggering events. At September 30, 2015, goodwill consisted of $25.7 million related to the FNSC acquisition. This goodwill is not deductible for tax purposes. The Company’s core deposit intangible is related to the core deposit premiums of First National and Heritage Bank. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

The carrying amount and accumulated amortization of the Company’s core deposit intangible for the periods ended September 30, 2015 and December 31, 2014, were as follows (in thousands):

	September 30, 2015	December 31, 2014

FNSC Merger	$7,677	$7,677

Accumulated amortization	(808)	(339)

Core deposit intangible—net	$6,869	$7,338

Amortization expense for the nine months ended September 30, 2015 and 2014 was approximately $469,000 and $183,000, respectively. The Company’s projected amortization expense for the remainder of 2015 is approximately $156,000, $625,000 in each of the years ending December 31, 2016 through 2019, and $4.2 million thereafter.

9.	DEPOSITS

Deposits as of September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014

Checking accounts	$538,766	$576,034
Money market accounts	116,504	108,794
Savings accounts	119,583	115,375
Certificates of deposit	434,323	463,594

Total	$1,209,176	$1,263,797

Overdrafts of checking accounts of $411,000 and $540,000 at September 30, 2015 and December 31, 2014, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of both September 30, 2015 and December 31, 2014, the Bank had $22.2 million of brokered deposits.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $237.4 million and $242.6 million at September 30, 2015 and December 31, 2014, respectively. The aggregate amount of time deposits in denominations of $250 thousand or more was approximately $82.1 million and $77.5 million at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015, scheduled maturities of certificates of deposit were as follows (in thousands):

Amount

Within one year	$240,785
One to two years	73,485
Two to three years	62,022
Three to four years	29,185
Four to five years	18,257
Over five years	10,589

Total	$434,323

10.	SHORT TERM BORROWINGS

Short term borrowings consist of repurchase agreements totaling $10.4 million and $12.1 million at September 30, 2015 and December 31, 2014, respectively. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the Condensed Consolidated Balance Sheets and are disclosed in Note 4. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.

At September 30, 2015, the Company and the Bank had unused credit lines allowing contingent access to overnight borrowings of up to $78.0 million on an unsecured basis.

11.	OTHER BORROWINGS

Other borrowings are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014

Federal Home Loan Bank advances with rates ranging from 0.29% to 5.57% maturing through July 1, 2027	$49,457	$43,095
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month London Interbank Offered Rate (“LIBOR”) rate, reset quarterly, interest payments due quarterly, maturing May 30, 2016	4,750	8,300
Term notes payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	14,093	9,863

Total	$68,300	$61,258

Federal Home Loan Bank. The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and a blanket lien on substantially all remaining loans. Additionally, as of September 30, 2015, the Bank has FHLB letters of credit totaling $25.0 million which mature in the fourth quarter of 2015. The letters of credit were used to secure public deposits.

Notes Payable. The line of credit and term notes payable to a bank are collateralized by 100% of the stock of the Bank. The related loan agreement requires the Company and the Bank to maintain certain financial ratios. As of September 30, 2015, the Company was in compliance with the applicable covenants imposed by the loan agreement.

At September 30, 2015, scheduled maturities of other borrowings were as follows (in thousands):

	Weighted
	Average
	Rate	Amount

Within one year	0.88%	$30,847
One to two years	1.35	7,067
Two to three years	2.13	6,998
Three to four years	2.09	15,935
Four to five years	2.28	427
Over five years	2.65	7,026

Total	1.53%	$68,300

12.	INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014

Income tax provision (benefit):
Current:
Federal	$152	$--
State	45	--
Total current	197	--

Deferred:
Federal	2,808	(672)
State	782	(101)
Valuation allowance	(120)	(19,539)
Total deferred	3,470	(20,312)

Total	$3,667	$(20,312)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2015		2014

Taxes at statutory rate	$3,988	34.1%	$(279)	34.0%
Increase (decrease) resulting from:
State income tax—net	398	3.4	(34)	4.1
Valuation allowance—net	--	--	(19,460)	2,372.8
Earnings on life insurance policies	(373)	(3.2)	(259)	31.5
Nontaxable investments	(459)	(3.9)	(313)	38.2
Other—net	113	1.0	33	(3.9)

Total	$3,667	31.4%	$(20,312)	2,476.7%

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

The Company’s temporary differences and carry-forwards that give rise to deferred tax assets and liabilities are comprised of the following (in thousands):

	September 30, 2015	December 31, 2014

Deferred tax assets:
Allowance for loan and lease losses	$6,163	$6,343
Discount on purchased loans	2,886	4,511
Real estate owned	1,742	2,649
Section 382 net operating loss carry-forward	2,149	2,252
Net operating loss carry-forward	9,479	11,239
Nonaccrual loan interest	1,189	920
Other	1,177	736

Total deferred tax assets	24,785	28,650
Valuation allowance	(897)	(1,017)

Deferred tax asset, net of allowance	23,888	27,633

Deferred tax liabilities:
Office properties	(3,174)	(3,240)
Core deposit intangible	(2,630)	(2,810)
Unrealized gain on investments	(513)	(426)
Other	(450)	(460)

Total deferred tax liabilities	(6,767)	(6,936)

Net deferred tax asset	$17,121	$20,697

At September 30, 2015, the deferred tax assets were primarily the result of net operating loss (“NOL”) carry-forwards and temporary differences for the ALLL and the discount on purchased loans.

A financial institution may, for federal income tax purposes, carry back NOLs to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2015, the Company had a $30.4 million NOL for federal income tax purposes that will be carried forward. The federal NOL carry-forwards, if unused, expire in calendar years 2029 through 2035. The investment by Bear State Financial Holdings, LLC in the Company on May 3, 2011, constituted an “ownership change” as defined in the Internal Revenue Code (the “Code”). The federal NOL includes $6.3 million remaining from the pre-ownership change NOL carry-forward. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carry-forwards and certain recognized built-in losses. The annual limit under Section 382 is approximately $405,000. At September 30, 2015, the Company had a $29.8 million NOL for state income tax purposes. The state NOL carry-forwards, if unused, expire in calendar years 2016 through 2020.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined under Code Section 593(g)(2)(A)(ii). Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at September 30, 2015 and December 31, 2014. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the state of Arkansas. The Bank also files a separate income tax return in the state of Oklahoma. The Company and the Bank are subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2012 and forward.

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

A summary of the stock option activity in the Company’s 2011 Plan for the nine months ended September 30, 2015, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2015	234,002	$6.66
Granted	--	$--
Exercised	(334)	$6.57
Forfeited	(353)	$6.57

Outstanding—September 30, 2015	233,315	$6.66
Exercisable—September 30, 2015	136,429	$6.28

The weighted average remaining contractual life of the outstanding options was 3.2 years and the aggregate intrinsic value of the options was approximately $525,000 at September 30, 2015. The weighted average remaining contractual life of options exercisable was 3.0 years and the aggregate intrinsic value of the exercisable options was approximately $358,000 at September 30, 2015.

As of September 30, 2015, there was $184,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. Compensation expense attributable to option awards totaled approximately $38,000 and $43,000 for the three month periods ended September 30, 2015 and 2014, respectively and approximately $110,000 and $114,000 for the nine month periods ended September 30, 2015 and 2014, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to five years.

A summary of the RSU activity in the Company’s 2011 Plan for the nine months ended September 30, 2015, is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2015	203,797	$7.58
Granted	12,500	$10.92
Vested	(23,362)	$7.89
Forfeited	(59,886)	$7.32

Outstanding—September 30, 2015	133,049	$7.96

As of September 30, 2015, there was $649,000 of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 2.9 years. Compensation expense attributable to awards of RSUs totaled approximately $125,000 and $101,000 for the three month periods ended September 30, 2015 and 2014, respectively and approximately $315,000 and $225,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	33,358,376	33,364,021	33,368,642	26,740,461
Effect of dilutive securities	138,922	68,465	154,423	567,645
Diluted weighted average shares outstanding	33,497,298	33,432,486	33,523,065	27,308,106

All share amounts have been adjusted to give effect to the 11% common stock dividend paid by the Company in December 2014. The calculation of diluted earnings per share for the three and nine months ended September 30, 2015 excluded antidilutive stock options of 36,110 shares. The calculation of diluted earnings per share for the three and nine months ended September 30, 2014 excluded antidilutive stock options of 42,500 shares and 69,442 shares, respectively.

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2015 and December 31, 2014, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. Treasury securities, U.S. agency securities, mortgage-backed securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended September 30, 2015 or December 31, 2014.

The following table presents assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Available for sale investment securities:
U.S. Treasuries and Government agencies	$48,867	$--	$48,867	$--
Municipal securities	63,869	--	63,869	--
Mortgage-backed securities	51,828	--	51,828	--
Total	$164,564	$--	$164,564	$--

December 31, 2014
Available for sale investment securities:
U.S. Treasuries and Government agencies	$77,332	$--	$77,332	$--
Municipal securities	59,080	--	59,080	--
Mortgage-backed securities	37,806	--	37,806	--
Total	$174,218	$--	$174,218	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The majority of the Bank’s impaired loans at September 30, 2015 and December 31, 2014 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, collateral discounts ranged from 15% to 25% and selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs and adjustments to the ALLL.

Real Estate Owned, net

Real Estate Owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the nine months ended September 30, 2015 and 2014 were $3,000 and $1.5 million, respectively.

The following table presents assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2015 and 2014 (in thousands). The assets disclosed in the following table were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Impaired loans	$7,282	$--	$--	$7,282
REO, net	291	--	--	291

September 30, 2014
Impaired loans	$6,540	$--	$--	$6,540
REO, net	3,925	--	--	3,925

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	September 30, 2015		December 31, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$58,746	$58,746	$113,086	$113,086
Level 2 inputs:
Interest-bearing time deposits in banks	10,930	11,079	12,421	12,663
Other investment securities	8,197	8,197	5,864	5,864
Loans held for sale	8,032	8,032	6,409	6,409
Cash surrender value of life insurance	45,998	45,998	44,130	44,130
Accrued interest receivable	5,020	5,020	4,485	4,485
Level 3 inputs:
Loans receivable—net	1,063,100	1,088,296	1,041,222	1,063,529

FINANCIAL LIABILITIES:
Level 1 inputs:
Short term borrowings	10,366	10,366	12,083	12,083
Level 2 inputs:
Checking, money market and savings accounts	774,853	774,853	800,203	800,203
Other borrowings	68,300	70,011	61,258	62,175
Accrued interest payable	274	274	304	304
Level 3 inputs:
Certificates of deposit	434,323	436,434	463,594	464,650

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and the Bank as of September 30, 2015 are presented in the following table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Adjusted Average Assets
Consolidated	$140,394	9.83%	$57,125	4.00%	$71,406	5.00%
Bear State Bank	145,979	10.23%	57,087	4.00%	71,358	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$140,394	11.77%	$53,668	4.50%	$77,520	6.50%
Bear State Bank	145,979	12.26%	53,602	4.50%	77,425	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$140,394	11.77%	$71,557	6.00%	$95,410	8.00%
Bear State Bank	145,979	12.26%	71,469	6.00%	95,292	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$154,369	12.94%	$95,410	8.00%	$119,262	10.00%
Bear State Bank	159,954	13.43%	95,292	8.00%	119,115	10.00%

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

Dividends. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account established by the Company in connection with First Federal’s conversion from the mutual holding company structure on May 3, 1996. In addition, federal regulations, as currently applied to the Bank, impose limitations upon payment of capital distributions to the Company. No dividends were available for distribution at September 30, 2015, without prior regulatory approval.

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

Repurchase Program. During the first nine months of 2015, the Company repurchased 28,675 shares of its common stock under a share repurchase program that was approved by the Board of Directors on March 13, 2015 and amended on June 22, 2015, whereby the Company is permitted to repurchase up to $2 million of its common stock. The 2015 repurchase program will expire March 13, 2016 and can be renewed annually by the Board of Directors.

18.	SUBSEQUENT EVENTS

On October 1, 2015, the Company completed its acquisition of Metropolitan National Bank (“MNB”) in Springfield, Missouri from Marshfield Investment Company (“Marshfield”). Under the terms of the purchase agreement, the Company acquired 100% of the outstanding common stock of MNB and Marshfield received proceeds of approximately $70 million, consisting of 4,610,317 shares of Company common stock valued at approximately $42 million and $28 million in cash. The Company paid $10.1 million of the total cash consideration and MNB paid $17.9 million of the total cash consideration in conjunction with the closing of the acquisition.

As of September 30, 2015, MNB conducted business from twelve full service locations throughout Southwest Missouri and one loan production office in Joplin, Missouri and had total assets of $454.9 million.

Due to the timing of the acquisition and the number of assets and liabilities assumed, the Company is continuing to determine their preliminary fair values and the purchase price allocation. The Company expects to finalize its analysis of the acquired assets and liabilities over the next few months and within one year of the acquisition.

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

OVERVIEW

The Company’s net income was $3.2 million for the three months ended September 30, 2015, compared to $22.7 million for the three months ended September 30, 2014. The Company’s net income was $8.0 million for the nine months ended September 30, 2015, compared to $19.5 million for the nine months ended September 30, 2014. The changes in net income for the comparative periods were primarily impacted by:

●

The results of operations for the nine months ended September 30, 2015, include the results of operations of the former First National Bank of Hot Springs (“First National”) and Heritage Bank N.A. (“Heritage Bank”), whereas in 2014 the Company’s results of operations included the results of operations for First National and Heritage Bank only for the period from June 14 through September 30, 2014.

●	The Company’s net interest margin for the three and nine months ended September 30, 2015 was 3.74% and 3.76%, respectively, compared to 4.44% and 3.84%, respectively, for the same periods in 2014.
●

The yield on interest-earning assets decreased to 4.21% and 4.24%, for the three and nine months ended September 30, 2015, respectively, compared to 4.40% and 4.92% for the same periods in 2014, respectively. The cost of interest-bearing liabilities was 0.55% for both the three and nine months ended September 30, 2015, compared to 0.53% and 0.63% for the same periods in 2014, respectively.

●

The Company recognized an income tax benefit resulting from the reversal of $19.5 million of the Company’s valuation allowance on its net deferred tax asset during the third quarter of 2014 on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized.

●	The Company paid approximately $3.0 million in fees related to the termination of existing core and online banking contracts of FNSC during the third quarter of 2014.
●

The Company’s election in the second quarter of 2014 to retire certain pension liabilities of the Company’s multiemployer defined benefit plan resulted in a charge of $2.9 million for the nine months ended September 30, 2014, that did not recur in 2015.

●

The Company’s noninterest expenses generally increased in the nine months ended September 30, 2015 compared to the same period in 2014 due to the addition of the operations of the former First National and Heritage Bank. The increases were due both to normal operating expenses and continued integration costs.

ACQUISITIONS

Metropolitan National Bank

On October 1, 2015, the Company completed its acquisition of Metropolitan National Bank (“MNB”) in Springfield, Missouri from Marshfield Investment Company (“Marshfield”). Under the terms of the purchase agreement, the Company acquired 100% of the outstanding common stock of MNB and Marshfield received proceeds of approximately $70 million, consisting of 4,610,317 shares of Company common stock valued at approximately $42 million and $28 million in cash. The Company paid $10.1 million of the total cash consideration and MNB paid $17.9 million of the total cash consideration in conjunction with the closing of the acquisition. As of September 30, 2015, MNB conducted business from twelve full service locations throughout Southwest Missouri and one loan production office in Joplin, Missouri and had total assets of $454.9 million.

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

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of this MD&A and in the Notes to the Unaudited Condensed Consolidated Financial Statements included herein. In particular, Note 1 to the Unaudited Condensed Consolidated Financial Statements – “Summary of Significant Accounting Policies” generally describes our accounting policies. We believe that the judgments, estimates and assumptions used in the preparation of our Unaudited Condensed Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Unaudited Condensed Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

Acquired loan amounts deemed uncollectible at acquisition date become part of the fair value calculation and are excluded from the ALLL. Quarterly reviews are completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and the related ALLL, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for the third quarter of 2015 was $12.2 million compared to $14.7 million in 2014. Net interest income for the nine months ended September 30, 2015 was $36.8 million compared to $24.0 million for the same period in 2014. The changes in the three and nine month net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for the third quarter of 2015 was $13.7 million compared to $16.2 million for the same period in 2014. Interest income for the nine months ended September 30, 2015 was $41.4 million compared to $27.5 million for the same period in 2014. The decrease in interest income for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to a decrease in average rates paid on loans receivable and a decrease in accretion income on purchased loans of approximately $2.1 million. The increase in interest income for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to increases in the average balances of loans receivable and investment securities as a result of the FNSC merger, partially offset by a decrease in the average rate paid on loans receivable.

Interest Expense.   Interest expense for the third quarter of 2015 was $1.5 million compared to $1.6 million for the same period in 2014. Interest expense for the nine months ended September 30, 2015 was $4.6 million compared to $3.5 million for the same period in 2014. The increase in interest expense for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to an increase in the average balances of deposit accounts and borrowings due to the merger with FNSC, partially offset by a decrease in the average rate paid on deposits.

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

	Three Months Ended September 30,
	2015 vs. 2014
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$477	$(2,947)	$(91)	$(2,561)
Investment securities	(112)	281	(44)	125
Other interest-earning assets	(29)	(12)	3	(38)
Total interest-earning assets	336	(2,678)	(132)	(2,474)

Interest expense:
Deposits	(72)	18	(1)	(55)
Other borrowings	(15)	34	(2)	17
Total interest-bearing liabilities	(87)	52	(3)	(38)
Net change in net interest income	$423	$(2,730)	$(129)	$(2,436)

	Nine Months Ended September 30,
	2015 vs. 2014
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$15,869	$(1,625)	$(1,015)	$13,229
Investment securities	753	(52)	(22)	679
Other interest-earning assets	45	(108)	(15)	(78)
Total interest-earning assets	16,667	(1,785)	(1,052)	13,830

Interest expense:
Deposits	1,503	(559)	(265)	679
Other borrowings	390	20	23	433
Total interest-bearing liabilities	1,893	(539)	(242)	1,112
Net change in net interest income	$14,774	$(1,246)	$(810)	$12,718

Average Balance Sheets. The following tables set forth certain information relating to the Company's average balance sheets and reflect the average annualized yield on assets and average annualized cost of liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or interest expense by the average balance of assets or liabilities, respectively, for the periods presented and are presented on an annualized basis. Average balances are based on daily balances during the periods. Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities. Net interest margin represents net interest income as a percentage of average interest earning assets.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,077,500	$12,829	4.72%	$1,045,076	$15,390	5.84%
Investment securities(2)	180,831	853	1.87	213,813	728	1.35
Other interest-earning assets	36,288	67	0.73	50,370	105	0.83
Total interest-earning assets	1,294,619	13,749	4.21	1,309,259	16,223	4.92
Noninterest-earning assets	171,723			184,268
Total assets	$1,466,342			$1,493,527
Interest-bearing liabilities:
Deposits	$1,036,330	1,265	0.48	$1,096,212	1,320	0.48
Other borrowings	72,421	264	1.45	76,997	247	1.27
Total interest-bearing liabilities	1,108,751	1,529	0.55	1,173,209	1,567	0.53
Noninterest-bearing deposits	176,219			170,310
Noninterest-bearing liabilities	3,548			4,271
Total liabilities	1,288,518			1,347,790
Stockholders' equity	177,824			145,737
Total liabilities and stockholders' equity	$1,466,342			$1,493,527

Net interest income		$12,220			$14,656
Net earning assets	$185,868			$136,050
Interest rate spread			3.66%			4.39%
Net interest margin			3.74%			4.44%
Ratio of interest-earning assets to Interest-bearing liabilities			116.76%			111.60%

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,062,552	$38,610	4.86%	$653,780	$25,381	5.19%
Investment securities(2)	184,648	2,525	1.83	131,157	1,846	1.88
Other interest-earning assets	58,988	243	0.55	51,728	321	0.83
Total interest-earning assets	1,306,188	41,378	4.24	836,665	27,548	4.40
Noninterest-earning assets	173,547			99,541
Total assets	$1,479,735			$936,206
Interest-bearing liabilities:
Deposits	$1,054,412	3,853	0.49	$715,593	3,174	0.59
Other borrowings	71,530	767	1.43	32,971	334	1.35
Total interest-bearing liabilities	1,125,942	4,620	0.55	748,564	3,508	0.63
Noninterest-bearing deposits	175,028			83,145
Noninterest-bearing liabilities	3,508			3,326
Total liabilities	1,304,478			835,035
Stockholders' equity	175,257			101,171
Total liabilities and stockholders' equity	$1,479,735			$936,206

Net interest income		$36,758			$24,040
Net earning assets	$180,246			$88,101
Interest rate spread			3.69%			3.78%
Net interest margin			3.76%			3.84%
Ratio of interest-earning assets to Interest-bearing liabilities			116.01%			111.77%

(1) Includes nonaccrual loans.

(2) Includes FHLB and FRB stock.

The Company’s net interest margin decreased primarily as a result of a decrease in yields on loans receivable resulting from a decrease in accretion income on purchased loans in 2015 compared to the same periods in 2014.

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

Management determined that provisions for loan losses of $331,000 and $931,000 were required for the three and nine months ended September 30, 2015, respectively, to maintain the ALLL at an adequate level. Management determined the necessity of the provision and the amount thereof taking into consideration (i) loans originated by the Bank during the periods, (ii) changes in the overall portfolio of nonperforming and classified loans of the Bank, (iii) continued improvement in the credit quality of the Bank’s loan portfolio, and (iv) ALLL coverage of classified loans. The ALLL as a percentage of loans receivable was 1.3% at both September 30, 2015 and at December 31, 2014. The ALLL as a percentage of nonaccrual loans was 83.2% at September 30, 2015, compared to 139.8% at December 31, 2014. The ALLL as a percentage of classified loans was 39.7% at September 30, 2015, compared to 38.8% at December 31, 2014. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A quarterly review is completed on acquired PCI loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $3.3 million for the three months ended September 30, 2015 decreased from $3.6 million for the same period in 2014. Total noninterest income of $9.8 million for the nine months ended September 30, 2015 increased from $6.7 million for the same period in 2014. The decrease in the three month comparison period was primarily due to a decrease in gain on sale of loans and a decrease in insufficient funds fee income. The decrease in the gain on sale of loans was primarily attributable to a decrease in the number of loans sold during the period. The increase in the nine month comparison period was primarily due to an increase in deposit fee income and gain on sale of loans. The increase in deposit fee income was attributable to the merger with FNSC. The increase in profit on sales of loans was due to an increase in the number of loans sold and the average profit on sales of loans.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, data processing expense, office occupancy expense and other operating expense. Total noninterest expense of $10.5 million decreased $4.9 million or 31.7% during the third quarter of 2015 from $15.3 million during the same period in 2014. Total noninterest expense of $34.0 million increased $3.3 million or 10.7% during the nine months ended September 30, 2015 from $30.7 million during the same period in 2014. The variances in certain noninterest expense items are further explained in the following paragraphs.

Salaries and Employee Benefits. Salaries and employee benefits decreased $743,000 and increased $1.7 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The changes in the respective comparison periods were impacted by a non-recurring charge of $2.9 million in the second quarter of 2014 due to the Company’s election to retire certain pension liabilities of the Company’s multiemployer defined benefit plan, and in the case of the nine month comparison period, by the increase in personnel attributable to the merger with FNSC. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
Salaries	$5,014	$5,291	$(277)	$15,503	$10,758	$4,745
Payroll taxes	322	360	(38)	1,241	887	354
Insurance	390	425	(35)	1,236	682	554
401(k) plan expenses	74	89	(15)	208	175	33
Other retirement plans	38	42	(4)	112	3,250	(3,138)
Stock compensation	162	143	19	424	340	84
Other	(482)	(89)	(393)	(1,203)	(228)	(975)
Total	$5,518	$6,261	$(743)	$17,521	$15,864	$1,657

Net Occupancy Expense. The increase in net occupancy expense during the nine months ended September 30, 2015 compared to the same period in 2014 of $1.4 million was primarily related to the merger with FNSC.

Real Estate Owned, net. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
Loss provisions	$--	$653	$(653)	$3	$1,513	$(1,510)
Net gain on sales	(385)	(46)	(339)	(586)	(188)	(398)
Rental income	(6)	(28)	22	(68)	(125)	57
Taxes and insurance	21	32	(11)	84	102	(18)
Other	29	39	(10)	136	156	(20)
Total	$(341)	$650	$(991)	$(431)	$1,458	$(1,889)

The decrease in loss provisions on real estate owned (“REO”) for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is due to the Company’s review of REO properties in the second and third quarters of 2014 and its decision to more aggressively market certain properties, resulting in 2014 REO losses. Minimal additional provisions were needed in 2015 above those previously recorded. Real estate owned expenses such as taxes, insurance and maintenance as well as rental income are expected to continue to decline as the size of the REO portfolio decreases. Future levels of loss provisions and net gains or losses on sales of real estate owned will depend on market conditions. The acquisition of FNSC had no material impact on REO, net.

Data Processing. The decreases in data processing expense during the three and nine months ended September 30, 2015 compared to the same periods in 2014 of $3.1 million and $1.3 million, respectively, were primarily related to non-recurring fees of $3.0 million paid in the third quarter of 2014 in connection with the termination of the FNSC core and online banking contracts, partially offset in the nine month period by core conversion expenses paid in 2015 associated with integrating the data processing platforms of First National and Heritage Bank to certain of the Company’s data processing platforms.

Advertising and Public Relations. The increases in advertising and public relations expense during the nine months ended September 30, 2015 compared to the same period in 2014 of $1.0 million was primarily due to expenses related to the acquisition and integration of FNSC and rebranding expenses associated with the name change of the combined bank. During the first quarter of 2015, the charters of First Federal Bank, First National and Heritage Bank were merged into a single bank charter known as Bear State Bank, N.A.

Other Noninterest Expenses. The increases in other noninterest expenses during the three and nine months ended September 30, 2015 compared to the same periods in 2014 of $27,000 and $2.5 million, respectively, were primarily due to expenses related to the acquisition and integration of FNSC and the recent acquisition of MNB. The changes in other noninterest expenses are presented below (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
Amortization of intangible assets	$156	$157	$(1)	$469	$183	$286
Professional fees	133	213	(80)	616	644	(28)
Postage and supplies	244	263	(19)	809	466	343
Other	1,667	1,540	127	5,138	3,264	1,874
Total	$2,200	$2,173	$27	$7,032	$4,557	$2,475

Income Taxes. The provision for income taxes was $1.5 million and $3.7 million for the three and nine months ended September 30, 2015, respectively, compared to a tax benefit of $20.3 million for both the three and nine months ended September 30, 2014. During the quarter ended September 30, 2014, the Company recorded a valuation allowance reversal of $19.5 million on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized.

LENDING ACTIVITIES

Loans Receivable. Changes in loan composition between September 30, 2015 and December 31, 2014, are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase
	2015	2014	(Decrease)	% Change

One- to four-family residential	$309,658	$320,489	$(10,831)	(3.4)%
Multifamily residential	53,133	45,181	7,952	17.6
Nonfarm nonresidential	347,911	369,974	(22,063)	(6.0)
Farmland	53,192	47,199	5,993	12.7
Construction and land development	93,688	98,594	(4,906)	(5.0)
Total real estate loans	857,582	881,437	(23,855)	(2.7)

Commercial	186,772	139,871	46,901	33.5

Consumer	32,428	33,809	(1,381)	(4.1)

Total loans receivable	1,076,782	1,055,117	21,665	2.1
Unearned discounts and net deferred loan costs	293	(235)	528	(224.7)
Allowance for loan and lease losses	(13,975)	(13,660)	(315)	2.3

Loans receivable, net	$1,063,100	$1,041,222	$21,878	2.1%

Total loans receivable increased $21.7 million to $1.08 billion at September 30, 2015, compared to $1.06 billion at December 31, 2014. The increase in the Bank’s loan portfolio was primarily due to an increase in commercial loan originations by the Bank offset by loans paid off and principal payments made during the same period.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated (dollars in thousands).

	September 30, 2015		December 31, 2014		Increase
	Net (2)	% Total Assets	Net (2)	% Total Assets	(Decrease)
Nonaccrual Loans:
One- to four-family residential	$5,698	0.39%	$4,959	0.33%	$739
Nonfarm nonresidential	6,023	0.41%	3,113	0.21%	2,910
Farmland	735	0.05%	734	0.05%	1
Construction and land development	682	0.04%	624	0.04%	58
Commercial	3,518	0.24%	306	0.02%	3,212
Consumer	144	0.01%	34	--	110

Total nonaccrual loans	16,800	1.14%	9,770	0.65%	7,030

Accruing loans 90 days or more past due	--	--	353	0.02%	(353)

Real estate owned	2,290	0.16%	4,792	0.31%	(2,502)

Total nonperforming assets	19,090	1.30%	14,915	0.98%	4,175
Performing restructured loans	287	0.02%	566	0.04%	(279)

Total nonperforming assets and performing restructured loans (1)	$19,377	1.32%	$15,481	1.02%	$3,896

(1)

The table does not include substandard loans which were judged not to be impaired totaling $18.1 million at September 30, 2015 and $24.9 million at December 31, 2014 or acquired ASC 310-30 purchased credit impaired loans which are considered performing at September 30, 2015.

(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	September 30, 2015		December 31, 2014		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$1,199	7.1%	$953	9.8%	$246	(2.7)%
Over 90 days past due	4,442	26.5	4,255	43.5	187	(17.0)
30-89 days past due	909	5.4	1,249	12.8	(340)	(7.4)
Not past due	10,250	61.0	3,313	33.9	6,937	27.1
	$16,800	100.0%	$9,770	100.0%	$7,030	--

The increase in nonaccrual loans of $7.0 million during the nine months ended September 30, 2015, was primarily due to one lending relationship consisting of five loans totaling $5.6 million which were placed on nonaccrual status during the quarter ended September 30, 2015.  At September 30, 2015, the loans were current; however, during the quarter ended September 30, 2015, there was a development in the borrower’s business that led to deterioration in the Bank’s future repayment prospects.  The Bank evaluated the collateral securing the loans and recorded an allocation of the ALLL of $360,000 at September 30, 2015.

The following table presents nonaccrual loan activity for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014

Balance of nonaccrual loans—beginning of period	$9,770	$11,938
Loans added to nonaccrual status	9,463	2,248
Net cash payments	(1,103)	(2,428)
Loans returned to accrual status	(301)	(406)
Charge-offs to the ALLL	(321)	(473)
Transfers to REO	(708)	(1,402)

Balance of nonaccrual loans—end of period	$16,800	$9,477

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2014 and September 30, 2015 are presented in the following table (dollars in thousands).

	December 31, 2014	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	September 30, 2015
One- to four-family residential	$1,041	$672	$(3)	$(881)	$76	$905
Multifamily	--	278	--	--	--	278
Land	2,795	--	--	(2,102)	414	1,107
Nonfarm nonresidential	956	44	--	(1,096)	96	--
Total	$4,792	$994	$(3)	$(4,079)	$586	$2,290

              (1) Net sales proceeds include $242,000 of loans made by the Bank to facilitate the sale of real estate owned.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of September 30, 2015 and December 31, 2014, the Bank did not have any assets classified as doubtful or loss.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	September 30, 2015	December 31, 2014	September 30, 2014
Nonaccrual loans	$16,800	$9,770	$9,477
Accruing classified loans	18,375	25,429	15,332
Classified loans	35,175	35,199	24,809
Real estate owned	2,290	4,792	5,542

Total classified assets	$37,465	$39,991	$30,351
Texas Ratio (1)	11.9%	9.7%	11.5%
Classified Assets Ratio (2)	23.4%	26.1%	23.3%

(1)	Defined as the ratio of nonaccrual loans, accruing loans over 90 days past due and real estate owned to the Bank Tier 1 capital plus the ALLL.
(2)	Defined as the ratio of total classified assets to the Bank Tier 1 capital plus the ALLL.

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

The Company considers the ALLL totaling approximately $14.0 million to be appropriate based on evaluations of the management of the Bank of the loan portfolio and the losses inherent in the loan portfolio as of September 30, 2015. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Nine Months Ended September 30,
	2015	2014
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,076,782	$1,062,996
Average loans outstanding	$1,062,552	$653,780
Allowance at beginning of period	$13,660	$12,711
Charge-offs:
One- to four-family residential	(399)	(70)
Multifamily residential	--	--
Nonfarm nonresidential	--	(115)
Farmland	--	--
Construction and land development	(10)	(444)
Commercial	(32)	(29)
Consumer (1)	(232)	(122)
Purchased credit impaired	(295)	--
Total charge-offs	(968)	(780)
Recoveries:
One- to four-family residential	54	55
Multifamily residential	--	--
Nonfarm nonresidential	43	6
Farmland	--	--
Construction and land development	161	83
Commercial	3	10
Consumer (1)	91	49
Purchased credit impaired	--	--
Total recoveries	352	203
Net charge-offs	(616)	(577)
Total provisions for losses	931	830
Allowance at end of period	$13,975	$12,964

ALLL as a percentage of total loans outstanding at end of period (2)	1.3%	1.2%

Net loans charged-off as a percentage of average loans outstanding	0.1%	0.1%

ALLL as a percentage of nonaccrual loans	83.2%	136.8%

(1)

Consumer loan charge-offs include overdraft charge-offs of $209,000 and $100,000 for the nine months ended September 30, 2015 and 2014, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $54,000 and $34,000 for the nine months ended September 30, 2015 and 2014, respectively.

(2)

The allowance for loan losses plus the discount on acquired loans as a percentage of total loans outstanding gross of the acquired loan discount was 2.0% and 2.5% at September 30, 2015 and 2014, respectively.

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

	September 30,
	2015		2014
	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$4,404	28.4%	$4,556	29.98%
Multifamily residential	600	4.9	916	4.17
Nonfarm nonresidential	3,482	31.4	4,227	35.71
Farmland	503	4.9	290	4.60
Construction and land development	1,340	8.5	941	8.39
Commercial	1,928	17.3	1,933	14.02
Consumer	125	3.0	101	3.13
Purchased credit impaired	1,593	1.6	--	--
Total	$13,975	100.00%	$12,964	100.00%

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities available for sale (dollars in thousands).

	September 30, 2015	December 31, 2014	Increase (Decrease)

U.S. Treasuries and Government agencies	$48,867	$77,332	$(28,465)
Municipal securities	63,869	59,080	4,789
Mortgage-backed securities	51,828	37,806	14,022
Total	$164,564	$174,218	$(9,654)

During the first nine months of 2015, U.S. Treasuries and Government agency securities that matured or were called during the period were primarily reinvested in municipal securities and mortgage-backed securities. The overall yield of the investment portfolio was 1.98% as of September 30, 2015 and 1.71% as of December 31, 2014.

DEPOSITS

Changes in the composition of deposits between September 30, 2015 and December 31, 2014, are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase
	2015	2014	(Decrease)	% Change

Checking accounts	$538,766	$576,034	$(37,268)	(6.5)%
Money market accounts	116,504	108,794	7,710	7.1
Savings accounts	119,583	115,375	4,208	3.7
Certificates of deposit	434,323	463,594	(29,271)	(6.3)

Total deposits	$1,209,176	$1,263,797	$(54,621)	(4.3)%

The decrease in deposits is due, in part, to management’s efforts to reduce unprofitable to marginally profitable accounts along with seasonal fluctuations in account balances.  The decrease in certificates of deposit was primarily related to personal certificates being withdrawn that matured during the period.

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

At September 30, 2015, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At September 30, 2015, the Company had no interests in non-consolidated special purpose entities.

At September 30, 2015, commitments included:

■	total approved loan origination commitments outstanding amounting to $40.4 million, including approximately $1.2 million of loans committed to sell;
■	rate lock agreements with customers of $9.8 million, all of which have been locked with an investor;
■	funded mortgage loans committed to sell of $8.0 million;
■	unadvanced portion of construction loans of $48.0 million;
■	unused lines of credit of $88.4 million;
■	revolving credit card unused credit of $5.5 million;
■	outstanding standby letters of credit of $3.1 million; and
■	total predetermined overdraft protection limits of $13.7 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $9.8 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at September 30, 2015.

Historically, a very small percentage of predetermined overdraft limits have been used. At September 30, 2015, overdrafts of accounts with Bounce ProtectionTM represented usage of 3.0% of the limit.

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

In order to maintain proper levels of liquidity, the Bank has several sources of funds available. Generally the Bank relies on cash on hand and due from banks, federal funds sold, cash flow generated by the repayment of principal and interest on and/or the sale of loans and securities and deposits as its primary sources of funds. Commercial, consumer and public funds customers in our local markets are the principal deposit sources utilized. The Bank uses those local market deposits, along with secondary sources of funding including FHLB advances, federal funds purchased, and other alternative funding sources to fund continuing operations, make loans and leases, acquire investment securities and other assets.

At September 30, 2015, the Bank’s unused borrowing availability primarily consisted of (1) $259.4 million of available borrowing capacity with the FHLB, (2) $54.2 million of investment securities available to pledge for federal funds or other borrowings and (3) $78.0 million of available unsecured federal funds borrowing lines. In addition, at September 30, 2015, the Company had available borrowing capacity of $10.0 million with an unaffiliated bank.

At September 30, 2015, the Company’s consolidated liquidity ratio was approximately 9.0% which represents liquid assets as a percentage of deposits and short-term borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 33.5%, which represents liquid assets plus borrowing capacity with the FHLB and correspondent banks as a percentage of deposit and short-term borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy the current and projected operations of the Company and the Bank.

At September 30, 2015, the Company’s leverage, common equity tier 1, tier 1 risk-based and total risk-based capital ratios were 9.83%, 11.77%, 11.77% and 12.94%, respectively, compared to capital adequacy requirements of 4%, 4.5%, 6% and 8%, respectively. See Note 17 to the Unaudited Condensed Consolidated Financial Statements – “Regulatory Matters” for more information about the Company’s and the Bank’s capital requirements and ratios.

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

As of September 30, 2015, the model simulations projected that 100, 200 and 300 basis point increases in interest rates would result in variances in net interest income of (0.08)%, 0.16% and (0.24)%, respectively, relative to the base case over the next twelve months and decreases in interest rates of 100 basis points would result in a negative variance in net interest income of (0.45)% relative to the base case over the next twelve months.  The likelihood of a decrease in interest rates as of September 30, 2015 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous, parallel and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

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

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The recent acquisition of MNB will cause the management of the Company to focus a portion of its time and energies on matters related to the integration of the MNB operations that otherwise would be directed to the business and operations of the Company and the Bank. Any significant diversion of management’s attention could affect the Company’s and the Bank’s ability to service existing business and develop new business and adversely affect the earnings of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

July 1 to July 31, 2015	12,100	$9.03	12,100	$1,870,203
August 1 to August 31, 2015	14,475	$8.72	14,475	$1,743,923
September 1 to September 30, 2015	--	--	--	$1,743,923

The Company’s stock repurchase program was approved by the Board of Directors on March 13, 2015 and amended June 19, 2015, whereby the Company is permitted to repurchase up to $2 million of its common stock. As of September 30, 2015, approximately $1.7 million may yet be purchased under the program. The stock repurchase program will expire March 13, 2016 but can be renewed annually by the Board of Directors.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR STATE FINANCIAL, INC.

Date:	November 13, 2015	By:	/s/ Mark McFatridge
Mark McFatridge
Chief Executive Officer

Date:	November 13, 2015	By:	/s/ Matt Machen
Matt Machen
Chief Financial Officer

Bear State Financial, Inc.

Exhibit Index

Exhibit No.	Description

2.1

Stock Purchase Agreement dated as of June 22, 2015 by and between Bear State Financial, Inc. and Marshfield Investment Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Amended Current Report on Form 8-K filed with the SEC on June 25, 2015). (1)

2.2 3.1

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
10.1 31.1

Employment Agreement dated October 1, 2015, by and between Bear State Financial, Inc. Bear State Bank, N.A. and Mark McFatridge (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015).

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