Form 10-K
period 2015-12-31
BEAR STATE FINANCIAL, INC.
filed 2016-03-11
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate value of the 13,474,462 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 19,901,291 shares held by affiliates of the Registrant, was approximately $125.9 million. This figure is based on the closing price of $9.34 per share of the Registrant’s Common Stock on June 30, 2015.

Number of shares of Common Stock outstanding as of March 4, 2016: 37,560,031

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 25, 2016 (the “2016 Proxy Statement”) are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

Bear State Financial, Inc.

Form 10-K

For the Year Ended December 31, 2015

PART I.

Item 1. Business

GENERAL

Bear State Financial, Inc. Bear State Financial, Inc. (the "Company”, “we”, “us” or “our”) is an Arkansas corporation and bank holding company. The Company was originally incorporated in Texas in January 1996 under the name First Federal Bancshares of Arkansas, Inc. to serve as the unitary holding company of First Federal Bank (“First Federal”). The Company reincorporated from the State of Texas to the State of Arkansas on July 20, 2011. On June 3, 2014, the Company changed its name from First Federal Bancshares of Arkansas, Inc. to Bear State Financial, Inc. and adopted the new NASDAQ ticker symbol “BSF.” On June 13, 2014, the Company completed its acquisition of First National Security Company (“FNSC”), the parent company for First National Bank headquartered in Hot Springs, Arkansas (“First National”) and Heritage Bank, N.A. headquartered in Jonesboro, Arkansas (“Heritage Bank”). On February 13, 2015 First Federal, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A (“Bear State”). On October 1, 2015, the Company completed its acquisition of Metropolitan National Bank (“Metropolitan”) headquartered in Springfield, Missouri. On February 19, 2016, Metropolitan was consolidated into the Bear State Bank, N.A. charter. Except as the context otherwise requires, any reference in this Annual Report on Form 10-K to the “Bank” means (i) with respect to the period between January 1, 2014 through June 12, 2014, First Federal Bank; (ii) with respect to the period from June 13, 2014 through February 12, 2015, First Federal Bank, First National and Heritage Bank, collectively; (iii) with respect to the period from February 13, 2015 through September 30, 2015 or as of the date hereof, Bear State Bank, N.A.; and (iv) with respect to the period from October 1, 2015 through February 19, 2016, Bear State Bank, N.A. and Metropolitan, collectively.

The primary asset of the Company is the capital stock of the Bank. The business and management of the Company consists of the business and management of the Bank. At December 31, 2015, the Company had $1.9 billion in total assets, $1.7 billion in total liabilities and $223.2 million in stockholders' equity. The Company’s primary regulator is the Federal Reserve Bank (“FRB”).The Company's principal executive office is located at 900 South Shackleford Road, Suite 401, Little Rock, Arkansas 72211, and its telephone number is (501) 320-4904.

Bear State Bank. The Bank is a national banking association conducting business from its home office in Little Rock, Arkansas, 55 banking locations and four loan production offices which are located in various communities in Arkansas, Missouri and Oklahoma.

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

The Bank is regulated by the Office of the Comptroller of the Currency ("OCC"), which is the Bank's chartering authority and primary regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”), the administrator of the Deposit Insurance Fund ("DIF"), and is subject to certain reserve requirements established by the Board of Governors of the FRB. The Bank’s deposits are insured by the DIF to the maximum extent permitted by law. The Bank is a member of the Federal Home Loan Bank of Dallas ("the FHLB").

Business Strategy

The Bank’s main goal is to be a high-performing community bank in offering the loan and deposit services described below. Management focuses on building high-quality and profitable banking relationships and providing exceptional service to attract and retain customers; building a performance-based culture; refining and expanding the delivery of commercial banking products; expanding market share in attractive markets; rehabilitating or closing underperforming branch locations; and pursuing opportunities to acquire other financial institutions or branches and to develop or acquire businesses that generate non-interest income.

Lending Activities

General. At December 31, 2015, the Bank’s portfolio of net loans receivable amounted to $1.4 billion or 75.2% of the Company's total assets. Loans collateralized by real estate comprise $1.2 billion or 80.5% of the Bank's total portfolio of loans receivable at December 31, 2015.

Origination, Purchase and Sale of Loans. The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and policies established by management and approved by the Bank’s Board of Directors. Loan originations are obtained from a variety of sources, including referrals, walk-in customers to the Bank’s branch locations, solicitation by loan officers, advertising and the Bank’s Internet website. From time to time, the Bank may also purchase loan participations from other financial institutions.

To minimize interest rate risk, fixed rate one- to four-family residential mortgage loans with terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market. The rights to service such loans are typically sold with the loans. This allows the Bank to provide its customers competitive long-term fixed rate mortgage products while not exposing the Bank to undue interest rate risk. These loans are originated in conformance with Fannie Mae, Freddie Mac and the specific investor’s underwriting guidelines. The Bank typically locks and confirms the purchase price of the loan on the day of the loan application, which protects the Bank from market price movements and establishes the price that the Bank will receive at the sale of the respective loan. For the years ended December 31, 2015 and 2014, the Bank’s secondary market loan sales amounted to $110.4 million and $98.3 million, respectively. The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans in the secondary market, the Bank periodically sells loans or loan participations to other banks in order to comply with the Bank’s loans to one borrower limit or for credit diversification purposes. In such situations, the loans are typically sold with servicing retained. At December 31, 2015 and 2014, the balances of loans sold with servicing retained were approximately $20.4 million and $23.5 million, respectively. Loan servicing fee income for the years ended December 31, 2015 and 2014 was not material.

One- to Four-Family Residential Real Estate Loans. At December 31, 2015, $401.0 million or 27.5% of the Bank’s total loan portfolio consisted of one- to four-family residential real estate loans. Of the $401.0 million of such loans at December 31, 2015, $148.8 million or 37.1% had adjustable rates of interest and $252.3 million or 62.9% had fixed rates of interest. At December 31, 2015, the Bank had $6.5 million of nonaccrual one- to four-family residential real estate loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank currently originates both fixed rate and adjustable rate one- to four-family residential mortgage loans to be sold into the secondary market. Loans originated to be held in the Bank’s loan portfolio are typically originated as fixed or adjustable rate simple interest loans with a maturity of up to fifteen years and an amortization period generally not more than fifteen years. The Bank's residential loans typically include "due on sale" clauses.

As of December 31, 2015, the Bank had a loan portfolio of adjustable rate mortgage loans (“ARMs”) totaling $148.8 million as described above. These ARMs provide for an interest rate that adjusts periodically in accordance with a designated index plus a margin. The Bank's adjustable rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties and do not provide for negative amortization and typically contain "due on sale" clauses. Adjustable rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

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

The Bank’s home equity and second mortgage loans are fixed rate loans with fully amortized terms of up to fifteen years, variable rate interest only loans with terms up to three years, or home equity lines of credit. The variable rate loans are typically tied to the Wall Street Journal Prime Rate (“Prime Rate”), plus a margin commensurate with the risk as determined by the borrower’s credit score. Home equity lines of credit are typically either fixed rate for a term of no longer than one year or variable rate with terms up to five years. The Bank generally limits the total loan-to-value on these mortgages to 85% of the value of the secured property if the Bank holds the first mortgage and 80% if the first mortgage is held by another party.

Multifamily Residential Real Estate Loans. At December 31, 2015, $74.2 million or 5.1% of the Bank's total loan portfolio consisted of loans collateralized by multifamily residential real estate properties. At December 31, 2015, the Bank had $230,000 of nonaccrual multifamily real estate loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank has originated both fixed rate and adjustable rate multifamily loans. Fixed rate loans are generally originated with amortization periods not to exceed 25 years, and typically have balloon periods no longer than ten years. Adjustable rate loans are typically amortized over terms up to 25 years, with interest rate adjustments periodically. The Bank’s loan policy limits loan-to-value percentages on multifamily real estate loans to 80%. It is also the Bank's general policy to obtain loan guarantees on its multifamily residential real estate loans from the principals of the borrower, however, the Bank may waive this requirement in certain circumstances.

The success of such projects is sensitive to changes in supply and demand conditions in the market for multifamily real estate as well as regional and economic conditions generally.

Nonfarm Nonresidential Loans. At December 31, 2015, $487.7 million or 33.5% of the Bank's total loan portfolio consisted of loans collateralized by nonfarm nonresidential properties. At December 31, 2015, the Bank had nonaccrual nonfarm nonresidential loans of $6.6 million. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the Bank’s nonfarm nonresidential loans are collateralized by properties such as office buildings, strip and small shopping centers, churches, convenience stores and mini-storage facilities. Loans to borrowers that are corporations, limited liability companies or other such legal entities are also typically personally guaranteed by the principals of the borrowing entity. The financial strength of the guarantors of the loan is also a primary underwriting factor.

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

Farmland Loans. At December 31, 2015, farmland loans amounted to $94.2 million or 6.5% of the Bank’s total loan portfolio. At December 31, 2015, the Bank had $973,000 of nonaccrual farmland loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Construction and Land Development Loans. At December 31, 2015, construction loans, including land loans, amounted to $116.0 million or 8.0% of the Bank’s total loan portfolio. At December 31, 2015, the Bank had $622,000 of nonaccrual construction and land loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank’s residential and commercial construction loans generally have fixed interest rates or variable rates that float with the Prime Rate and have typically been issued for terms of twelve to twenty-four months. However, the Bank has originated construction loans with longer terms, although this practice has generally been limited to larger projects that could not be completed in the typical twelve to twenty-four month period. Construction loans are typically made with a maximum loan-to-value percentage of 80% of the appraised value of the proposed project.

The Bank originates residential construction loans to individual homeowners, local builders and developers for the purpose of constructing one- to four-family residences. The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any non-speculative construction loan. At such time, the loan will convert to a permanent loan at the interest rate established at the initial closing of the construction/permanent loan or paid off by another permanent lender.

The Bank has made residential construction loans to local builders for the purpose of construction of speculative and pre-sold one- to four-family residential properties, and for the construction of pre-sold one- to four-family homes. These loans are subject to credit review, analysis of personal and, if applicable, corporate financial statements, and an appraisal of the property. Loan proceeds are disbursed during the construction term after a satisfactory inspection of the project has been made. Interest on these construction loans is due monthly. The Bank may extend the term of a construction loan if the property has not been sold by the maturity date.

The Bank has made commercial construction loans to property developers and investors for the purpose of constructing multifamily residential housing units, stand-alone and multi-tenant retail projects and office buildings. These loans are subject to an assessment of the feasibility of the proposed project based on anticipated cash flows, vacancy and interest rates, an analysis of the forecasted economics of the particular sub-market where the project will be located, a complete credit underwriting of the guarantors of the proposed loan and an appraisal of the project. Loan proceeds are disbursed during the construction term after a review of the status of completion of the project.

Construction lending is generally considered to involve a higher level of risk as compared to other loans. This is due, in part, to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders. In addition, construction loans made on a speculative basis pose a greater potential risk to the Bank than those with a repayment source identified at origination. The Bank analyzes each borrower involved in speculative building and limits the principal amount and/or number of unsold speculative projects at any one time with such borrower.

Commercial Loans. The Bank also offers secured and unsecured commercial loans. Secured commercial loans are primarily collateralized by equipment, inventory and accounts receivable. At December 31, 2015, such loans amounted to $246.3 million or 16.9% of the total loan portfolio. At December 31, 2015, the Bank had nonaccrual commercial loans of $4.2 million. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This portfolio includes loans with funds used for commercial purposes including loans to finance working capital needs, including agricultural; purchase equipment; support accounts receivable and inventory and other similar business needs.

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

Consumer Loans. The consumer loans offered by the Bank primarily consist of automobile loans, deposit account secured loans, and unsecured loans. Consumer loans amounted to $38.6 million or 2.7% of the total loan portfolio at December 31, 2015, of which $13.3 million consisted of automobile loans and $25.3 million consisted of other consumer loans. At December 31, 2015, the Bank had nonaccrual consumer loans of $187,000. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank's vehicle loans are typically originated for the purchase of new and used cars and trucks. Such loans are generally originated with a maximum term of six years. The Bank may offer extended terms on automobile loans to some customers based upon their creditworthiness.

Other consumer loans consist primarily of deposit account loans and unsecured loans. Loans secured by deposit accounts are generally originated for up to 95% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the deposit account balance.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of depreciation, damage or loss. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy laws, may limit the amount which can be recovered on such loans.

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

The Bank considers its primary market area to be Arkansas, Missouri and Southeast Oklahoma. The Bank utilizes traditional marketing methods to attract new customers and deposits. The Bank does not advertise for retail deposits outside of its primary market area. The Bank uses brokered deposits and non-brokered institutional internet certificates of deposit as additional sources of funds to augment the retail CD market. At December 31, 2015, internet certificates of deposit represented approximately 3.5% of deposits and brokered deposits represented approximately 1.4% of deposits.

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

At December 31, 2015, the Bank’s unused borrowing availability primarily consisted of (1) $229.4 million of available borrowing capacity with the FHLB, (2) $79.3 million of investment securities available to pledge for federal funds or other borrowings and (3) $102.5 million of available unsecured federal funds borrowing lines. In addition, at December 31, 2015, the Company had available borrowing capacity of $9.6 million with an unaffiliated bank.

Competition

The Bank conducts business through 55 branches in the market areas of Baxter, Benton, Boone, Craighead, Garland, Howard, Little River, Marion, Miller, Mississippi, Montgomery, Pike, Polk, Pulaski, Saline, Scott, Sevier and Washington Counties in Arkansas, Barton, Christian, Greene, Stone, Taney and Webster Counties in Missouri and McCurtain County in Oklahoma. The following table presents the Bank’s and Metropolitan’s, respective market share percentages for total deposits at June 30, 2015, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial, which compiles deposit data published by the FDIC as of June 30, 2015 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

	June 30, 2015
County	Market Share (%)	Market Rank	Number of Branches

Bear State Bank
Baxter, AR	10.68	4	3
Benton, AR	1.15	16	2
Boone, AR	31.20	2	3
Craighead, AR	7.92	5	7
Garland, AR	4.94	6	4
Howard, AR	16.64	3	2
Little River, AR	33.48	2	1
Marion, AR	8.40	4	1
McCurtain, OK	11.17	4	2
Miller, AR	0.37	7	1
Mississippi, AR	4.86	6	2
Montgomery, AR	66.25	1	2
Pike, AR	17.99	2	3
Polk, AR	22.36	2	4
Pulaski, AR	0.11	22	2
Saline, AR	1.11	13	1
Scott, AR	30.67	2	1
Sevier, AR	16.28	3	1
Washington, AR	1.12	13	3

Metropolitan National Bank
Barton, MO	16.01	2	2
Christian, MO	2.09	11	1
Greene, MO	1.65	14	3
Stone, MO	25.33	1	3
Taney, MO	1.87	11	1
Webster, MO	19.25	2	2

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

Employees

The Company and the Bank had 541 full-time employees and 45 part-time employees at December 31, 2015, compared to 403 full-time employees and 20 part-time employees at December 31, 2014. The increase in the number of employees is primarily related to the acquisition of Metropolitan. None of our employees is represented by any union or similar group, and the Bank believes that it enjoys good relations with its personnel.

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. In addition to investments in service corporations, the Bank is permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which the Bank may engage directly. As of December 31, 2015, the Bank does not have any operating subsidiaries.

Available Information

The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable on or through its website located at www.bearstatefinancial.com after filing with the United States Securities and Exchange Commission (“SEC”). Information on, or accessible through, the Company’s website is not a part of and is not incorporated into this Annual Report on Form 10-K and the inclusion of the Company’s website address in this report is an inactive textual reference.

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

The Company

General. The Company, as a bank holding company within the meaning of the Bank Holding Company Act ("BHCA"), is subject to FRB regulations, examinations, supervision and reporting requirements. The most recent regulatory examination of the Company by the FRB was conducted during May 2015. As a subsidiary of a bank holding company, the Bank is also subject to certain restrictions in its dealings with the Company and affiliates thereof.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2015, the Bank was in compliance with the above restrictions.

The Bank

General. The OCC has extensive authority over the operations of national banks. As part of this authority, national banks are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC and the FDIC. The most recent regulatory examination of the Bank by the OCC consisted of full scope examinations during November 2015 for Bear State and August 2015 for Metropolitan.

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

FDIC insurance expense totaled $961,000 and $753,000 for the years ended December 31, 2015 and 2014, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds.

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

Volcker Rule. The Dodd-Frank Act amended the BHCA to require the federal banking regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and/or private equity fund), commonly referred to as the “Volcker Rule.” In December 2013, the federal banking regulatory agencies adopted a final rule construing the Volcker Rule, which became effective April 1, 2014. While banking entities will have until July 21, 2016 to conform their activities to the requirements of the rule, the FRB has announced its intention to grant an extension until July 21, 2017.

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

Required Capital Levels. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to previous capital requirements, which were merely guidelines, Basel III was released in the form of regulations by each of the federal regulatory agencies. The Basel III Rule is applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The OCC has established minimum capital standards for national banks. The minimum capital standards effective for the year ended December 31, 2015 were:

●	A minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.5%;

●	A minimum required amount of Tier 1 Capital to risk-weighted assets of 6%;

●	A minimum required amount of Total Capital (Tier 1 plus Tier 2) to risk-weighted assets of 8%; and

●	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

For these purposes, “Common Equity Tier 1 Capital,” consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments. “Tier 1 Capital” consists primarily of common stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). “Total Capital” consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of a bank’s allowance for loan and lease losses. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations consist of balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 1250% are applied.

The Basel III Rules also establish a fully-phased “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, results in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The capital standards described above are minimum requirements under Basel III. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Under the capital regulations of the FDIC and FRB, in order to be “well-capitalized,” a banking organization, for the year ended December 31, 2015, must have maintained:

●	A ratio of Common Equity Tier 1 Capital to total risk-weighted assets of 6.5% or greater,

●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or greater,

●	A ratio of Total Capital to total risk-weighted assets of 10% or greater, and

●	A leverage ratio of Tier 1 Capital to total assets of 5% or greater.

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

Other Financial Regulatory Matters

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 11 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2015, the Bank had $53.5 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the sum of 0.04% of total assets as of the previous December 31 and 4.10% of outstanding advances. At December 31, 2015, the Bank had $3.0 million in FHLB stock, which was in compliance with this requirement. No ready market exists for such stock and it has no quoted market value.

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits (primarily NOW and regular checking accounts). For 2016: the first $15.2 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is $2.9 million plus 10% of the aggregate amount of total transaction accounts in excess of $110.2 million. These reserve requirements are subject to annual adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at an FRB, the effect of this reserve requirement is to reduce an institution's earning assets.

Additionally, each member bank is required to hold stock in its regional federal reserve bank. The stock cannot be sold, traded, or pledged as collateral for loans. As specified by law, member banks receive a six percent annual dividend on their FRB stock.

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the OCC have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2015, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending.

Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for acquisitions are affected by the evaluation of a bank’s effectiveness in meeting its Community Reinvestment Act requirements.

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

The statements presented herein with respect to, among other things, the Company’s or the Bank’s plans, objectives, expectations and intentions, anticipated changes in noninterest expenses in future periods, changes in earnings, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, asset, and earnings growth, growth in new and existing customer relationships, our intentions with respect to our investment securities, the integration of Metropolitan, the Company’s plans to close underperforming branches and financial and other goals and plans are forward looking.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Local, regional and national economic and financial conditions, including volatility in interest rates, equity prices and the value of financial assets;

●	Volatility in the capital or credit markets;

●	The impact of conditions in the real estate market in the areas in which we do business;

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

●	Strategic actions, including mergers and acquisitions and our success in integrating acquired businesses, including our success in integrating the operations of Metropolitan into the Company;

●	The failure of assumptions underlying the establishment of our allowance for loan and lease losses;

●	The occurrence of hostilities, political instability or catastrophic events;

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

Because we are a bank holding company, our profitability is directly attributable to the success of our bank subsidiary. Our banking activities compete with other banking institutions on the basis of service, convenience and price. Due in part to regulatory changes and consumer demands, banks have experienced increased competition from other entities offering similar products and services. We rely on the profitability of our bank subsidiary and dividends received from our bank subsidiary for payment of our operating expenses and satisfaction of our obligations. As is the case with other similarly situated financial institutions, our profitability will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general and, because of the location of our banking offices, changes in economic conditions in Arkansas, Missouri and Oklahoma in particular.

Changes in interest rates could have a material adverse effect on the Bank’s profitability and asset values.

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect net interest income by affecting the difference between the weighted average yield earned on interest earning assets and the weighted average rate paid on interest bearing liabilities, or interest rate spread, and the average life of interest earning assets and interest bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. As of December 31, 2015, the Bank’s model simulations projected that 100, 200 and 300 basis point increases in interest rates would result in variances in net interest income of less than 1%, relative to the base case over the next twelve months and decreases in interest rates of 100 basis points would result in a positive variance in net interest income of 1.20% relative to the base case over the next twelve months. Based on these measures, the Bank estimates a limited impact on earnings for various interest rate change scenarios. Significant changes in the composition of our rate sensitive assets or liabilities could result in a more unbalanced position possibly causing interest rate changes to have a material impact on our earnings. In addition, earnings may be adversely affected during any period of changes in interest rates due to a number of factors including among other items, call features and interest rate caps and floors on various assets and liabilities, prepayments, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

In addition a significant and prolonged increase in interest rates could have a material adverse effect on the fair value of the investment securities portfolio classified as available for sale and, accordingly, stockholders’ equity. At December 31, 2015 the Bank had investment securities classified as available for sale with a fair value of $198.6 million with a net unrealized gain of $625,000. Based on market rates at December 31, 2015 it was estimated that a 200 basis point increase in rates would have resulted in an approximate 7.8% decrease in the fair value of the securities.

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

All of our banking offices are located in Arkansas, Missouri and Southeast Oklahoma. As a result, our financial condition and results of operations may be significantly impacted by changes in the Arkansas, Missouri and Oklahoma economies. Slowdown in economic activity, deterioration in housing markets or increases in unemployment and under-employment in these areas may have a significant and disproportionate impact on consumer and business confidence and the demand for our products and services, result in an increase in non-payment of loans and leases and a decrease in collateral value, and significantly impact our deposit funding sources. Any of these events could have an adverse impact on our financial position, results of operations and liquidity.

A portion of the loan portfolio is related to commercial real estate and construction activities. Unexpected declines in real estate values and other market uncertainties may negatively impact these loans and could adversely impact results of operations.

As of December 31, 2015, approximately 48% of loans consisted of commercial real estate or construction project loans. Commercial real estate and construction lending are generally considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, a need for a general stability of interest rates and loan terms that often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.

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

Although the Pentegra DB Plan has been frozen since July 1, 2010, the Company has continued to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan.  The level of amortization charges is determined by the Pentegra DB Plan's funding shortfall, which is determined by comparing the Pentegra DB Plan’s liabilities to the Pentegra DB Plan’s assets.  Net pension expense was approximately $138,000 and $3.3 million for the years ended December 31, 2015 and 2014, respectively, and contributions to the Pentegra DB Plan totaled $148,000 and $3.0 million for the years ended December 31, 2015 and 2014, respectively. In the second quarter of 2014, the Company elected to retire certain pension liabilities of the Pentegra DB Plan which resulted in a charge of $2.9 million. Although this election improved the funding status, material increases to the estimated amount of the Bank’s required contribution may occur. Additionally, if the Bank were to terminate its participation in the Pentegra DB Plan, the Bank could incur a significant withdrawal liability. Any of these events could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Security breaches in internet banking activities could expose the Company and the Bank to possible liability and reputational damage.  Any security compromise could also deter customers from using internet banking services that involve the transmission of confidential information.  The Company and the Bank rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data.  These precautions and security measures may not protect systems from compromises or breaches that could result in reputational damage.  Additionally, the Company and the Bank outsource data processing to a third party.  If the third party provider encounters difficulties or if the Company and the Bank have difficulty in communicating with such third party, it could significantly affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.  The Bank has never incurred a material security breach nor encountered any significant down time with our outsourced partners. The occurrence of any failures, interruptions or security breaches of our systems or those of our third party providers could damage our reputation, result in loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

The current economic environment could adversely affect the Company’s financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Negative developments in the financial services industry from 2008 through 2011 resulted in uncertainty in the financial markets in general and an economic recession. As a consequence of the recession, businesses across a wide range of industries faced numerous challenges, including decreases in consumer spending, consumer confidence and credit market liquidity. While conditions have gradually improved, financial markets have experienced sharp declines in early 2016 and many of these circumstances continue to represent challenges and continue to create a degree of economic uncertainty. In addition, declining oil prices, the implementation of the employer mandate under the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.

As a result of these financial and economic conditions, many lending institutions, including us, experienced declines in the performance of their loans. In addition, the values of real estate collateral supporting many commercial loans and home mortgages declined and may decline again in the future. Bank and bank holding company stock prices were negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets became more difficult compared to previous periods. As a result, bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations. The impact of legislation enacted in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

Negative economic developments, including another recession, may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. Although economic conditions in our market areas and in the U.S. in general have improved, there can be no assurances that the economic environment will continue to improve or that they will not decline in the future. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition, results of operations and cash flows.

We are subject to environmental liability risks.

A significant portion of our loan and lease portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to real properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. Additionally, we have acquired a number of retail banking facilities and other real properties as a result of the FNSC and Metropolitan acquisitions, any of which may contain hazardous or toxic substances. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. We have policies and procedures that require either formal or informal evaluation of environmental risks and liabilities on real property (i) before originating any loan or foreclosure action, except for (a) loans originated for sale in the secondary market secured by one-to-four family residential properties and (b) certain loans where the real estate collateral is second lien collateral. These policies, procedures and evaluations may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on our financial condition, results of operations and liquidity.

If we do not properly manage our credit risk, our business could be seriously harmed.

There are substantial risks inherent in making any loan or lease, including, but not limited to the following:

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

We have pursued and expect to pursue additional acquisition opportunities that we believe support our business strategy and may enhance our profitability. Acquisitions involve numerous risks, including but not limited to the following:

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

In addition, given the current economic and financial environment, our regulators may elect to alter standards or their interpretation of the standards used to measure regulatory compliance or to determine the adequacy of certain risk management or other operational practices for financial services companies. Any alteration to or interpretation of these standards may impact our ability to implement our strategy and could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have discretion in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of our asset quality differs negatively from ours, additional charges may be required that would have the effect of materially reducing our earnings, capital ratios and stock price.

Many of the provisions in the Dodd-Frank Act have increased, and will likely continue to increase, the Company and the Bank’s regulatory compliance burden and may have other adverse effects, including increasing the costs associated with regulatory examinations and compliance measures. The Company and the Bank are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effects of the Dodd-Frank Act on the Company and the Bank are still undetermined, the law is likely to result in increased compliance costs, higher regulatory costs, and possible operational restrictions.

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

An interchange fee is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which is paid to debit, credit and prepaid card issuers to compensate them for the costs associated with card issuance and operation. In the case of credit cards, this includes the risk associated with lending money to customers. We earn interchange fees on these card transactions. Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. In particular, the Durbin Amendment to the Dodd-Frank Act limited the amount of interchange fees that may be charged for debit and prepaid card transactions for those card issuers with $10 billion or more in total assets. Several recent events and actions indicate a continuing focus on interchange fees by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are further reduced, our non-interest income from those fees will be reduced, which could have a material adverse effect on our business and results of operations. In addition, the payment card industry is subject to the operating regulations and procedures set forth by payment card networks, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees or the termination of our license to use the payment card networks, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

The market price of our common stock has been volatile in the past and may fluctuate significantly as a result of a variety of factors, many of which are beyond our control.  These factors include, in addition to those described elsewhere in this Annual Report on Form 10-K:

●	actual or anticipated quarterly or annual fluctuations in our operating results, cash flows and financial condition;

●	changes in earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

●	speculation in the press or investment community generally or relating to our reputation or the financial services industry;

●	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions, financings or stock repurchases;

●	fluctuations in the stock price and operating results of our competitors;

●	abnormally high trading volumes in our common stock;

●	future issuances or re-sales of our equity or equity-related securities, or the perception that they may occur;

●	proposed or adopted regulatory changes or developments;

●	anticipated or pending investigations, proceedings, or litigation or accounting matters that involve or affect us;

●	domestic and international economic factors unrelated to our performance; and

●	general market conditions and, in particular, developments related to market conditions for the financial services industry.

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

Bear State Financial Holdings, LLC (“BSF Holdings”) currently owns approximately 50% of the outstanding shares of Company common stock. As a result, BSF Holdings is able to control the election of directors, determine corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to Company stockholders for approval. Such transactions may include mergers and acquisitions, sales of all or some of the Company’s assets or purchases of assets, and other significant corporate transactions. BSF Holdings also has sufficient voting power to amend our organizational documents.

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

The Company’s common stock is currently listed on the NASDAQ Global Market. NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under NASDAQ’s rules, if an individual or another entity owns more than 50% of the voting power for the election of directors of a listed company, that company is considered a “controlled company” and is exempt from rules relating to independence of the board of directors and the compensation and nominating committees. The Company is a controlled company because BSF Holdings owns more than 50% of the voting power for the election of directors. Accordingly, the Company is exempt from certain corporate governance requirements, and holders of the Company’s common stock may not have all the protections that these rules are intended to provide. Notwithstanding the Company’s exemption from these requirements, nine of the eleven current directors of the Company are deemed to be independent in accordance with NASDAQ listing requirements.

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

Integrating Metropolitan into the operations of the Company and the Bank may be more difficult, costly or time-consuming than expected, and failure to do so quickly and efficiently could reduce the Company’s profitability, affect its stock price and either delay or prevent realization of many of the potential benefits of the acquisition.

The success of the Company following the acquisition of Metropolitan may depend in large part on the ability to integrate the business and culture of Metropolitan into that of the Company. If the Company is unable to successfully integrate the operations of Metropolitan efficiently and timely, the expected benefits of the acquisition may not be realized. It is possible that the integration process following completion of the acquisition could result in the loss of key employees, disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with the Company’s or Metropolitan’s existing customers and employees or to achieve the anticipated benefits of the acquisition. As with any acquisition, merger or consolidation of banking institutions, there also may be business disruptions that cause the Company and Metropolitan to lose customers. Following the acquisition, the Company may be required to spend additional time and money on operating compatibility, which could otherwise be spent on developing the Company’s business. If the Company and Metropolitan do not integrate operations effectively or efficiently, it could harm the Company’s business, financial condition and results of operations.

Future issuances of additional equity securities could result in dilution of existing stockholders’ equity ownership.

We may determine from time to time to issue additional equity securities to raise additional capital, support growth, or, as we have in recent years, to make acquisitions. Further, we may issue stock options, grant restricted stock awards or other equity awards to retain, compensate and/or motivate our employees and directors. These issuances of our securities could dilute the voting and economic interests of existing stockholders.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The executive offices of the Company are located at 900 S Shackleford Road, Suite 401, Little Rock, Arkansas, and are leased from an unaffiliated third party. The Company conducts business through 55 banking locations and four loan production offices which are located in various communities throughout Arkansas, Missouri and Southeast Oklahoma. Approximately 80% of the Company's banking locations are owned and 20% are leased.

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

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company's common stock are traded under the symbol "BSF" on the NASDAQ Global Market. At March 3, 2016, the Company had 37,560,031 shares of common stock outstanding and had approximately 652 holders of record.

The following table sets forth the reported high and low sales prices of a share of the Company's common stock as reported by NASDAQ for the periods indicated. Information presented below has been adjusted to give effect to the stock dividend paid in December 2014. The Company has not paid cash dividends on its common stock in the past two fiscal years. The Board of Directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Quarter Ended	Year Ended December 31, 2015		Year Ended December 31, 2014
	High	Low	High	Low
March 31	$11.05	$9.75	$8.46	$6.85
June 30	$10.02	$8.11	$8.42	$6.31
September 30	$9.90	$8.08	$8.68	$7.21
December 31	$11.39	$8.54	$11.48	$7.70

Issuer Purchases of Equity Securities

During the fourth quarter of 2015, we repurchased shares of our common stock as indicated in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2015	--	--	--	$1,743,923
November 1 to November 30, 2015	3	$9.78	3	$1,743,894
December 1 to December 31, 2015	--	--	--	$1,743,894

The Board of Directors of the Company approved a stock repurchase program on March 13, 2015 and amended it on June 19, 2015, pursuant to which the Company is permitted to repurchase up to $2 million of its common stock. As of December 31, 2015, approximately $1.7 million remained eligible for repurchase under the program. The stock repurchase program will expire March 13, 2016 but can be renewed annually by the Board of Directors.

Item 6. Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below and on the following page is not complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein and incorporated by reference herein.

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, Except Per Share Data)
Selected Financial Condition Data:
Total assets	$1,920,216	$1,514,595	$548,872	$530,395	$579,046
Cash and cash equivalents	52,131	113,086	23,970	42,607	79,799
Interest bearing time deposits in banks	10,930	12,421	24,118	29,592	27,113
Investment securities–available for sale at fair value	198,585	174,218	70,828	53,325	62,077
Loans receivable, net	1,444,102	1,041,222	371,149	337,328	331,453
Loans held for sale	7,326	6,409	4,205	4,435	3,339
Allowance for loan and lease losses	14,550	13,660	12,711	15,676	20,818
Real estate owned, net	3,642	4,792	8,627	16,658	28,113
Deposits	1,607,683	1,263,797	469,725	455,051	498,581
Other borrowings	72,380	61,258	5,941	3,109	6,679
Stockholders' equity	223,157	170,454	71,187	69,660	68,893

Selected Operating Data:
Interest income	$60,846	$42,491	$18,365	$19,799	$23,072
Interest expense	6,364	5,138	3,392	4,422	6,682
Net interest income	54,482	37,353	14,973	15,377	16,390
Provision for loan losses	1,797	1,588	--	22	859
Net interest income after provision for loan losses	52,685	35,765	14,973	15,355	15,531
Noninterest income	13,547	10,039	5,426	6,587	6,294
Noninterest expense	51,019	42,068	19,659	21,187	40,859
Income (loss) before income taxes	15,213	3,736	740	755	(19,034)
Income tax provision (benefit)	4,639	(20,570)	11	--	--
Net income (loss)	$10,574	$24,306	$729	$755	$(19,034)
Preferred stock dividends, accretion of discount and gain on redemption of preferred stock	--	--	--	--	(10,500)
Net income (loss) available to common stockholders	$10,574	$24,306	$729	$755	$(8,534)

Earnings (Loss) per Common Share(1):
Basic	$0.31	$0.86	$0.03	$0.04	$(0.60)
Diluted	0.30	0.84	0.03	0.03	(0.60)

Cash Dividends Declared per Common Share	$--	$--	$--	$--	$--

(1)     All per share amounts have been adjusted to give effect to the 11% stock dividend paid in December 2014.

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
Selected Operating Ratios(1):
Return on average assets	0.67%	2.24%	0.14%	0.14%	(3.18)%
Return on average equity	5.65	20.64	1.02	1.08	(28.85)
Average equity to average assets	11.77	10.86	13.32	12.59	11.03
Interest rate spread(2)	3.81	3.77	3.02	3.03	3.06
Net interest margin(2)	3.88	3.84	3.09	3.09	3.12
Net interest income after provision for loan losses to noninterest expense	103.27	85.02	76.16	72.47	38.01
Noninterest expense to average assets	3.21	3.88	3.68	3.82	6.83
Average interest earning assets to average interest bearing liabilities	116.19	113.61	110.21	108.26	104.82
Operating efficiency(3)	75.00	88.77	96.37	96.46	180.12

Asset Quality Ratios(4):
Nonaccrual loans to total assets	1.01	0.65	2.18	3.55	5.86
Nonperforming assets to total assets(5)	1.22	0.98	3.75	6.69	10.79
Allowance for loan and lease losses to classified loans(6)	29.22	38.81	86.09	45.41	27.77
Allowance for loan and lease losses to total loans	1.00	1.29	3.31	4.44	5.90

Capital Ratios(7):
Tier 1 leverage ratio	9.15	8.29	12.90	12.73	11.22
Common equity tier 1 capital ratios	10.62	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.62	10.89	17.40	18.49	18.32
Total capital to risk-weighted assets	11.52	12.11	18.68	19.77	19.62

Other Data:
Dividend payout ratio(8)	Note (9)	Note (9)	Note (9)	Note (9)	Note (9)

(1)	Ratios are based on average daily balances.
(2)

Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percentage of average interest earning assets.

(3)	Noninterest expense to net interest income plus noninterest income.
(4)	Asset quality ratios are end of period ratios.
(5)	Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due.
(6)	Classified loans consist of loans graded substandard, doubtful or loss.
(7)	Capital ratios are end of period ratios for the Company at December 31, 2015 and 2014 and for First Federal Bank for December 31, 2013 and prior.
(8)	Dividend payout ratio is the total common stock cash dividends declared divided by net income available to common stockholders.
(9)	No cash dividends were paid in 2011, 2012, 2013, 2014 or 2015. However, in 2014 an 11% stock dividend was paid.

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

2015 OVERVIEW

The Company’s net income was $10.6 million for the year ended December 31, 2015, compared to net income of $24.3 million for the year ended December 31, 2014.

The change in net income for the comparative periods was primarily impacted by:

●

Pretax net income increased by $11.5 million for the year ended December 31, 2015 compared to the same period in 2014. The primary reason for this increase was the effect of the FNSC and Metropolitan acquisitions in 2014 and 2015, respectively. The results of operations for the year ended December 31, 2015, include the results of operations of First National and Heritage Bank for the entire year, whereas in 2014 the Company’s results of operations included the results of operations for First National and Heritage Bank only for the period from June 14 through December 31, 2014. The results of operations of Metropolitan were included in the consolidated financial statements of the Company beginning October 1, 2015.

●

The provision for income taxes increased $25.2 million for the year ended December 31, 2015 compared to the same period in 2014. The primary reason for this increase was the Company’s recognition of an income tax benefit in 2014 resulting from the reversal of $21.1 million of the Company’s valuation allowance on its net deferred tax asset on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized.

●

The Company paid approximately $1.2 million in fees related to the termination of existing core data processing and online banking contracts of Metropolitan in 2015 compared to $3.0 million in fees related to the termination of similar contracts of FNSC during of 2014.

●

The Company’s election in the second quarter of 2014 to retire certain pension liabilities of the Company’s multiemployer defined benefit plan resulted in a charge of $2.9 million for the year ended December 31, 2014, that did not recur in 2015.

●	The Company’s net interest margin for the year ended December 31, 2015 was 3.88% compared to 3.84% for the same period in 2014.
●

The yield on interest-earning assets decreased to 4.33% for the year ended December 31, 2015 compared to 4.37% for the same period in 2014. The cost of interest-bearing liabilities decreased to 0.53% for the year ended December 31, 2015 compared to 0.60% for the same period in 2014.

●

The Company’s noninterest expenses generally increased in the year ended December 31, 2015 compared to the same period in 2014 due to the addition of the operations of the former First National and Heritage Bank for the full year of 2015 as well as Metropolitan beginning October 1, 2015. The increases were due both to normal operating expenses and continued integration costs.

ACQUISITIONS

Metropolitan National Bank

On October 1, 2015, the Company completed its acquisition of Metropolitan from Marshfield Investment Company (“Marshfield”). Under the terms of the purchase agreement, the Company acquired 100% of the outstanding common stock of Metropolitan and Marshfield received proceeds of approximately $70 million, consisting of 4,610,317 shares of Company common stock valued at approximately $42 million and $28 million in cash. The Company paid $10.1 million of the total cash consideration and Metropolitan paid $17.9 million of the total cash consideration in conjunction with the closing of the acquisition. As of December 31, 2015, Metropolitan conducted business from twelve full service locations throughout Southwest Missouri and one loan production office in Joplin, Missouri and had total assets of $455.5 million. On February 19, 2016, Metropolitan was merged with the charter of Bear State Bank, N.A.

First National Security Company

The Company completed its merger with FNSC and its accompanying acquisition of FNSC’s subsidiaries, including First National and Heritage Bank, on June 13, 2014. On February 13, 2015, First Federal Bank, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. The Company has achieved significant operational and organizational improvements as a result of the charter consolidation and technology integration, the benefits of which the Company began to realize in the second quarter of 2015.

RECENT DEVELOPMENTS

On February 19, 2016, the Company converted Metropolitan’s systems to the Company’s core technology platform, and merged Metropolitan’s charter into Bear State Bank. In addition to the Metropolitan integration project, the Company has evaluated its branch network and intends to reduce its total retail branches by up to six. The Company anticipates the integration and branch consolidation project to be substantially completed by the second quarter of 2016.

On February 3, 2016, the Company purchased through one broker in an unsolicited single block trade 448,068 shares of its common stock for a cash purchase price of $8.05 per share, or an aggregate purchase price for all of the shares of approximately $3.6 million. The repurchase was specially approved by the board of directors of the Company, including all of its independent directors, and is in addition to, and will not reduce, the remaining capacity under the Company’s existing share repurchase program previously announced on March 13, 2015, and as amended on June 19, 2015 (the “2015 Repurchase Program”). As of February 3, 2016, the Company’s remaining capacity under the 2015 Repurchase Program was approximately $1.7 million.

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

Determination of the adequacy of the allowance for loan and lease losses (“ALLL”). In estimating the amount of credit losses inherent in our loan portfolio, various judgments and assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding market conditions and their impact on the loan portfolio. In the event the economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the ALLL. For impaired loans that are collateral dependent and for REO, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for 2015 was $54.5 million compared to $37.4 million in 2014. The increase in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for 2015 was $60.8 million compared to $42.5 million in 2014. The increase in interest income in 2015 compared to 2014 was primarily due to increases in the average balances of loans receivable and investment securities as a result of the FNSC and Metropolitan acquisitions, partially offset by a decrease in the average yield earned on loans receivable.

Interest Expense.   Interest expense for 2015 was $6.4 million compared to $5.1 million in 2014. The increase in interest expense in 2015 compared to 2014 was primarily due to an increase in the average balances of deposit accounts and borrowings due to the acquisitions of FNSC and Metropolitan, partially offset by a decrease in the average rate paid on deposits.

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

	Year Ended December 31,
	2015 vs. 2014
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$20,994	$(2,233)	$(1,187)	$17,574
Investment securities	833	50	17	900
Other interest earning assets	(104)	(20)	5	(119)
Total interest earning assets	21,723	(2,203)	(1,165)	18,355

Interest expense:
Deposits	1,770	(697)	(272)	801
Other borrowings	494	(38)	(31)	425
Total interest bearing liabilities	2,264	(735)	(303)	1,226
Net change in net interest income	$19,459	$(1,468)	$(862)	$17,129

	Year Ended December 31,
	2014 vs. 2013
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$17,723	$2,646	$2,894	$23,263
Investment securities	2,398	(607)	(872)	919
Other interest earning assets	67	(109)	(14)	(56)
Total interest earning assets	20,188	1,930	2,008	24,126

Interest expense:
Deposits	2,886	(905)	(782)	1,199
Other borrowings	802	(16)	(239)	547
Total interest bearing liabilities	3,688	(921)	(1,021)	1,746
Net change in net interest income	$16,500	$2,851	$3,029	$22,380

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

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable(1)	$1,158,288	$57,039	4.92%	$756,078	$39,465	5.22%	$361,094	$16,202	4.49%
Investment securities(2)	190,870	3,490	1.83	144,410	2,590	1.79	59,301	1,671	2.82
Other interest earning assets	55,258	317	0.57	72,535	436	0.60	63,811	492	0.77
Total interest earning assets	1,404,416	60,846	4.33	973,023	42,491	4.37	484,206	18,365	3.79
Noninterest earning assets	185,470			111,447			50,325
Total assets	$1,589,886			$1,084,470			$534,531
Interest bearing liabilities:
Deposits	$1,131,870	5,339	0.47	$814,251	4,538	0.56	$436,735	3,339	0.76
Other borrowings	76,905	1,025	1.33	42,176	600	1.42	2,615	53	2.03
Total interest bearing liabilities	1,208,775	6,364	0.53	856,427	5,138	0.60	439,350	3,392	0.77
Noninterest bearing deposits	189,826			107,066			21,710
Noninterest bearing liabilities	4,096			3,224			2,283
Total liabilities	1,402,697			966,717			463,343
Stockholders' equity	187,189			117,753			71,188
Total liabilities and stockholders' equity	$1,589,886			$1,084,470			$534,531

Net interest income		$54,482			$37,353			$14,973
Net earning assets	$195,641			$116,596			$44,856
Interest rate spread			3.80%			3.77%			3.02%
Net interest margin			3.88%			3.84%			3.09%
Ratio of interest earning assets to interest bearing liabilities			116.19%			113.61%			110.21%

________________

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

Management determined that a provision for loan losses of $1.8 million was required for the year ended December 31, 2015, to maintain the ALLL at an adequate level. Management determined the necessity of the provision and the amount thereof taking into consideration (i) loans originated by the Bank during the period, (ii) changes in the overall portfolio of nonperforming and classified loans of the Bank, (iii) the credit quality of the Bank’s loan portfolio, (iv) ALLL coverage of classified loans and (v) discount balance of acquired loans. The ALLL as a percentage of loans receivable was 1.0% at December 31, 2015, compared to 1.3% at December 31, 2014. The ALLL plus the discount on acquired loans as a percentage of total loans receivable gross of the acquired loan discount was 2.1% at December 31, 2015, compared to 2.4% at December 31, 2014. The ALLL as a percentage of nonaccrual loans was 75.23% at December 31, 2015, compared to 139.8% at December 31, 2014. The ALLL as a percentage of classified loans was 29.22% at December 31, 2015, compared to 38.8% at December 31, 2014. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A quarterly review is completed on purchased credit impaired (“PCI”) loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income increased $3.5 million to $13.5 million for 2015 compared to $10.0 million in 2014. The increase was primarily due to increases in deposit fee income and earnings on life insurance policies attributable to the acquisitions of FNSC and Metropolitan.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, data processing expense, office occupancy expense, real estate owned expense, and other operating expense. Total noninterest expense increased $8.9 million to $51.0 million in 2015 compared to $42.1 million in 2014. The variances in certain noninterest expense items are further explained in the following paragraphs, with the aggregate expense increase being primarily related to the increase in employee compensation expense, net occupancy expense and other expenses related to the acquisitions and integration of FNSC and Metropolitan. The Company expects that it will incur additional expenses related to its acquisition and integration of Metropolitan during the first quarter of 2016.

Salaries and Employee Benefits. Salaries and employee benefits increased $3.9 million for the year ended December 31, 2015 compared to the same period in 2014. The increase in salaries and employee benefits was primarily due to an increase in personnel attributable to the acquisitions of FNSC and Metropolitan, offset by a decrease in defined benefit pension expense. The decrease in defined benefit pension expense was primarily due to a non-recurring charge of $2.9 million in the second quarter of 2014 due to the Company’s election to retire certain pension liabilities of the Company’s multiemployer defined benefit plan. The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
Salaries	$20,927	$15,510	$5,417
Payroll taxes	1,684	1,221	463
Insurance	1,845	1,092	753
401(k) plan expenses	316	271	45
Defined benefit plan	166	3,272	(3,106)
Stock compensation	791	478	313
Other	13	45	(32)
Total	$25,742	$21,889	$3,853

Net Occupancy Expense. The increase in net occupancy expense of $2.0 million for the year ended December 31, 2015 compared to the same period in 2014 was primarily related to the acquisitions of FNSC and Metropolitan.

Real Estate Owned, net. The changes in the composition of this line item are presented below (in thousands):

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
Loss provisions	$47	$1,513	$(1,466)
Net gain on sales	(587)	(338)	(249)
Rental income	(69)	(156)	87
Taxes and insurance	112	122	(10)
Other	175	246	(71)
Total	$(322)	$1,387	$(1,709)

The decrease in loss provisions on real estate owned (“REO”) for 2015 compared to 2014 is due to the Company’s review of REO properties in the second and third quarters of 2014 and its decision to more aggressively market certain properties, resulting in 2014 REO losses. Minimal additional provisions were needed in 2015 above those previously recorded. REO expenses such as taxes, insurance and maintenance as well as rental income are expected to continue to decline as the size of the REO portfolio decreases. Future levels of loss provisions and net gains or losses on sales of REO will depend on market conditions. The acquisition of FNSC and Metropolitan had no material impact on REO, net.

Advertising and Public Relations. The increase in advertising and public relations expense during the year ended December 31, 2015 compared to the same period in 2014 of $1.2 million was primarily due to expenses related to the acquisition and integration of FNSC, rebranding expenses associated with the name change of the combined bank during the first quarter of 2015, and the acquisition of Metropolitan in the fourth quarter of 2015. During the first quarter of 2015, the charters of First Federal Bank, First National and Heritage Bank were merged into a single bank charter forming Bear State Bank, N.A. The Company expects that it will incur additional expenses related to its acquisition and rebranding associated with the name change of Metropolitan during the first quarter of 2016.

Other Noninterest Expenses. Other noninterest expense increased $3.6 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to the acquisition and integration of FNSC and the recent acquisition of Metropolitan. The changes in other noninterest expenses are presented below (in thousands):

	2015	2014	Change
Amortization of intangible assets	$724	$339	$385
Data processing	6,411	6,254	157
Professional fees	964	867	97
Postage and supplies	1,113	712	401
Other	7,456	4,875	2,581
Total	$16,668	$13,047	$3,621

Income Taxes. The provision for income taxes was $4.6 million for the year ended December 31, 2015, compared to a tax benefit of $20.6 million for the year ended December 31, 2014. During 2014, the Company recorded a valuation allowance reversal of $21.1 million on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized.

Lending Activities

Loan Composition. The following table sets forth certain data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Mortgage loans:
One-to four-family residential	$401,036	27.50%	$320,489	30.38%	$129,308	33.68%	$157,936	44.71%	$194,816	55.24%
Multifamily residential	74,226	5.09	45,181	4.28	25,773	6.71	20,790	5.89	20,476	5.81
Nonfarm nonresidential	487,684	33.45	369,974	35.07	168,902	43.99	138,014	39.08	94,603	26.82
Farmland	94,235	6.46	47,199	4.47	2,663	0.69	1,426	0.40	2,831	0.80
Construction and land development	116,015	7.96	98,594	9.34	23,891	6.23	13,125	3.72	24,342	6.90
Total real estate loans	1,173,196	80.46	881,437	83.54	350,537	91.30	331,291	93.80	337,068	95.57

Commercial loans	246,304	16.89	139,871	13.26	29,033	7.56	16,083	4.55	7,603	2.16

Consumer loans	38,594	2.65	33,809	3.20	4,368	1.14	5,818	1.65	8,015	2.27

Total loans receivable	1,458,094	100.00%	1,055,117	100.00%	383,938	100.00%	353,192	100.00%	352,686	100.00%

Less:
Unearned discounts and net deferred loan costs (fees)	558		(235)		(78)		(188)		(415)
Allowance for loan and lease losses	(14,550)		(13,660)		(12,711)		(15,676)		(20,818)
Total loans receivable, net	$1,444,102		$1,041,222		$371,149		$337,328		$331,453

Total loans receivable increased $403.0 million to $1.5 billion at December 31, 2015, compared to $1.1 billion at December 31, 2014. The increase in total loans receivable was primarily due to the acquisition of Metropolitan, with $363.3 million of the Company’s consolidated total loans receivable at December 31, 2015 attributable to Metropolitan loan balances.

Loan Concentrations. Loan concentrations are defined as loans to borrowers engaged in similar business-related activities, which would cause them to be similarly impacted by economic or other conditions. We regularly monitor these concentrations in order to consider adjustments in our lending practices. As of December 31, 2015 and 2014, there was no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business that exceeded 10% of total loans.

Loan Maturity and Interest Rates. The following table sets forth certain information at December 31, 2015, regarding the dollar amount of loans maturing in the Bank’s loan portfolios based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	After One Year Through Five Years	After Five Years	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$67,292	$160,853	$172,891	$401,036
Multifamily residential	4,935	55,638	13,653	74,226
Nonfarm nonresidential	60,205	291,156	136,323	487,684
Farmland	15,980	56,848	21,407	94,235
Construction and land development	26,509	73,645	15,861	116,015
Commercial loans	89,492	143,853	12,959	246,304
Consumer loans	9,661	25,912	3,021	38,594
Total(1)	$274,074	$807,905	$376,115	$1,458,094

(1)     Gross of unearned discounts and net deferred loan costs and the ALLL.

The following table sets forth the dollar amount of the Bank’s loans at December 31, 2015, due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$188,680	$145,064	$333,744
Multifamily residential	62,910	6,381	69,291
Nonfarm nonresidential	340,313	87,166	427,479
Farmland	60,623	17,632	78,255
Construction and land development	67,692	21,814	89,506
Commercial loans	96,361	60,451	156,812
Consumer loans	28,099	834	28,933
Total (1)	$844,678	$339,342	$1,184,020

(1)         Gross of unearned discounts and net deferred loan costs and the ALLL.

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

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
Nonaccrual Loans:	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets
One- to four-family residential	$6,455	0.34%	$4,959	0.33%	$4,258	0.77%	$7,027	1.32%	$12,500	2.16%
Multifamily residential	230	0.01%	--	--	--	--	--	--	4,645	0.80%
Nonfarm nonresidential	6,638	0.35%	3,113	0.21%	4,057	0.75%	7,236	1.37%	13,238	2.29%
Farmland	973	0.05%	734	0.05%	782	0.15%	868	0.16%	--	--
Construction and land development	622	0.03%	624	0.04%	2,467	0.44%	3,265	0.61%	3,401	0.59%
Commercial	4,235	0.22%	306	0.02%	350	0.06%	402	0.08%	72	0.01%
Consumer	187	0.01%	34	--	24	0.01%	26	0.01%	98	0.01%

Total nonaccrual loans	19,340	1.01%	9,770	0.65%	11,938	2.18%	18,824	3.55%	33,954	5.86%

Accruing loans 90 days or more past due	451	0.02%	353	0.02%	--	--	--	--	388	0.07%

Real estate owned	3,642	0.19%	4,792	0.31%	8,627	1.57%	16,658	3.14%	28,113	4.86%

Total nonperforming assets	23,433	1.22%	14,915	0.98%	20,565	3.75%	35,482	6.69%	62,455	10.79%
Performing restructured loans	284	0.01%	566	0.04%	494	0.09%	5,816	1.10%	5,207	0.90%

Total nonperforming assets and performing restructured loans (1)	$23,717	1.23%	$15,481	1.02%	$21,059	3.84%	$41,298	7.79%	$67,662	11.69%

(1) The table above does not include substandard loans which were judged not to be impaired totaling $30.2 million, $24.9 million, $2.9 million, $12.1 million, and $36.1 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively, or ASC 310-30 purchased credit impaired loans which are considered to be performing at December 31, 2015 and 2014.

(2) Loan balances are presented net of undisbursed loan funds, partial charge-offs, and interest payments recorded as reductions of principal for financial reporting purposes.

The increase in nonperforming assets at December 31, 2015 compared to December 31, 2014, was primarily due to an increase in nonaccrual loans of $9.6 million as further explained below, partially offset by net REO activity as disclosed below.

Interest income recorded during the years ended December 31, 2015, 2014, 2013, 2012 and 2011 for loans in the above table was $14,000, $29,000, $21,000, $518,000 and $715,000, respectively. Under their original terms, these loans would have reported approximately $1.2 million, $745,000, $873,000, $1.5 million and $2.3 million of interest income for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	December 31, 2015		December 31, 2014		Increase (Decrease)
	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total	Balance

Bankruptcy or foreclosure	11.1%	$2,154	9.8%	$953	1.3%	$1,201
Over 90 days past due	22.7	4,382	43.5	4,255	(20.8)	127
30-89 days past due	7.9	1,527	12.8	1,249	(4.9)	278
Not past due	58.3	11,277	33.9	3,313	24.4	7,964
	100.0%	$19,340	100.0%	$9,770	0.0%	$9,570

The following table presents nonaccrual loan activity for the year ended December 31, 2015 (in thousands):

Balance of nonaccrual loans—January 1, 2015	$9,770
Loans added to nonaccrual status	14,545
Net cash payments	(2,673)
Loans returned to accrual status	(352)
Charge-offs to the ALLL	(437)
Transfers to REO and repossessed assets, net	(1,513)

Balance of nonaccrual loans—December 31, 2015	$19,340

The increase in nonaccrual loans of $9.6 million during the year was primarily due to one lending relationship consisting of five loans totaling $5.5 million. During the third quarter in 2015, there was a development in the borrower’s business that led to deterioration in the Bank’s future repayment prospects leading the Bank to place the loans on nonaccrual status. The Bank evaluated the collateral securing the loans and recorded an allocation to the ALLL of $336,000 at December 31, 2015. Management is actively working with the borrower to resolve this situation. The increase also included $2.7 million of nonaccrual loans from the Metropolitan acquisition in the fourth quarter of 2015.

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2015 and December 31, 2014 are presented in the following table (dollars in thousands).

	December 31, 2014	Additions(1)	Fair Value Adjustments	Net Sales Proceeds(2)	Net Gain (Loss)	December 31, 2015
One- to four-family residential	$1,041	$1,296	$(4)	$(1,279)	$71	$1,125
Multifamily	--	437	(43)	(84)	6	316
Land	2,795	570	--	(2,104)	416	1,677
Nonfarm nonresidential	956	567	--	(1,096)	97	524
Total	$4,792	$2,870	$(47)	$(4,563)	$590	$3,642

(1)	Additions include $97,000 of real estate owned from the Metropolitan acquisition in the fourth quarter of 2015.
(2)	Net sales proceeds include $282,000 of loans made by the Bank to facilitate the sale of real estate owned.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of December 31, 2015 and 2014, the Bank did not have any assets classified as doubtful or loss.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	December 31,
	2015	2014
Nonaccrual loans	$19,340	$9,770
Accruing classified loans	30,448	25,429
Classified loans	49,788	35,199
Real estate owned	3,642	4,792

Total classified assets	$53,430	$39,991
Texas Ratio (1)	11.6%	9.7%
Classified Assets Ratio (2)	26.5%	26.1%

(1)	Defined as the ratio of nonperforming loans and real estate owned to the Bank’s Tier 1 capital plus the allowance for loan and lease losses.
(2)	Defined as the ratio of classified assets to the Bank’s Tier 1 capital plus the allowance for loan and lease losses.

The increase in classified assets during the year ended December 31, 2015, was primarily due to the addition of nonaccrual loans and accruing classified loans from the Metropolitan acquisition. Classified assets in the acquired loan portfolio of Metropolitan totaled approximately $14.6 million at December 31, 2015.

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

Acquired loan amounts deemed uncollectible at acquisition date become part of the fair value calculation and are excluded from the ALLL. Quarterly reviews are completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related increase in ALLL, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded or if the provision is less than the subsequent increase.

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

The Company considers the ALLL totaling approximately $14.6 million to be appropriate based on evaluations of the management of the Bank of the loan portfolio and the losses inherent in the loan portfolio as of December 31, 2015. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,458,094	$1,055,117	$383,938	$353,192	$352,686
Average loans outstanding	$1,158,288	$756,078	$361,094	$357,337	$378,303
Allowance at beginning of period	$13,660	$12,711	$15,676	$20,818	$31,084
Charge-offs:
One- to four-family residential	(661)	(116)	(1,249)	(1,843)	(3,663)
Multifamily residential	--	--	(876)	(997)	(1,833)
Nonfarm nonresidential	(17)	(114)	(1,177)	(2,517)	(2,375)
Construction and land development	(10)	(444)	(115)	(407)	(3,180)
Commercial	(32)	(29)	(386)	(237)	(517)
Consumer (1)	(354)	(186)	(142)	(269)	(409)
Purchased credit impaired	(319)	--	--	--	--
Total charge-offs	(1,393)	(889)	(3,945)	(6,270)	(11,977)
Recoveries:
One- to four-family residential	120	90	221	225	114
Multifamily residential	--	--	--	17	--
Nonfarm nonresidential	61	14	500	9	11
Construction and land development	164	76	123	722	518
Commercial	23	4	81	59	85
Consumer (1)	118	66	55	74	124
Total recoveries	486	250	980	1,106	852
Net charge-offs	(907)	(639)	(2,965)	(5,164)	(11,125)
Total provisions for losses	1,797	1,588	--	22	859
Allowance at end of period	$14,550	$13,660	$12,711	$15,676	$20,818

ALLL as a percentage of total loans outstanding at end of period (2)	1.00%	1.29%	3.31%	4.44%	5.90%

Net loans charged-off as a percentage of average loans outstanding	0.08%	0.08%	0.82%	1.45%	2.94%

ALLL as a percentage of nonaccrual loans	75.23%	139.82%	106.5%	83.3%	61.3%

(1)

Consumer loan charge-offs include overdraft charge-offs of $316,000, $148,000, $125,000, $189,000 and $224,000, for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $75,000, $47,000, $52,000, $67,000 and $98,000, for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(2)

The allowance for loan losses plus the discount on acquired loans as a percentage of total loans outstanding gross of the acquired loan discount was 2.05% and 2.38% at December 31, 2015 and 2014, respectively. There were no acquired loans for the years ended December 2013, 2012 and 2011.

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

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One- to four-family residential	$3,870	27.29%	$4,488	29.96%	$4,549	33.68%	$5,099	44.71%	$6,969	55.24%
Multifamily residential	665	5.09	791	4.28	1,001	6.71	1,319	5.89	2,654	5.81
Nonfarm nonresidential	3,599	32.77	4,243	34.15	4,271	43.99	6,949	39.08	7,214	26.82
Farmland	714	6.46	342	4.47	158	0.69	251	0.40	205	0.80
Construction and land development	1,456	7.81	1,023	9.03	1,383	6.23	879	3.72	2,578	6.90
Commercial	2,565	16.82	2,315	13.14	1,268	7.56	956	4.55	972	2.16
Consumer	166	2.64	101	3.19	81	1.14	223	1.65	226	2.27
Purchased credit impaired	1,515	1.12	357	1.78	--	--	--	--	--	--
Total	$14,550	100.00%	$13,660	100.00%	$12,711	100.00%	$15,676	100.00%	$20,818	100.00%

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

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income. At December 31, 2015, all of the Company’s investment securities were classified as available for sale. At December 31, 2015, investment securities with a carrying value of approximately $119.1 million were pledged as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $12.1 million and $2.1 million at December 31, 2015 and 2014, respectively, for securities sold under agreements to repurchase. At December 31, 2015, investments in the debt and/or equity securities of any one issuer did not exceed more than 10% of the Company's stockholders' equity.

The following table sets forth the amortized cost (in thousands) of investment securities available for sale that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2015. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasuries and government agencies	$41,926	0.52%	$4,686	0.92%	$3,000	2.90%	$--	--	$49,612	0.70%
Municipal securities	2,552	2.09%	18,761	2.04%	17,599	2.89%	24,364	3.14%	63,276	2.70%
Residential mortgage-backed securities	--	--	294	3.00%	2,528	1.85%	82,250	2.38%	85,072	2.36%
Total	$44,478	0.61%	$23,741	1.83%	$23,127	2.78%	$106,614	2.55%	$197,960	2.06%

As of December 31, 2015, the Company held approximately $68.4 million of investment securities with issuer call options, of which approximately $26.1 million are callable within one year.

The following table sets forth the carrying value of the Company's investment securities available for sale as of the dates indicated.

	December 31,
	2015	2014	2013
	(In Thousands)
U.S. Treasuries and government agencies	$49,500	$77,332	$--
Municipal securities	63,933	59,080	41,924
Residential mortgage-backed securities	85,152	37,806	28,904
Total	$198,585	$174,218	$70,828

The increase in 2015 was due to the acquisition of Metropolitan. Balances of investment securities held by Metropolitan as of December 31, 2015, amounted to $27.1 million. The overall yield of the investment portfolio was 2.06% as of December 31, 2015 compared to 1.71% at December 31, 2014.

DEPOSITS AND BORROWINGS

Deposits. Changes in the composition of deposits between December 31, 2015 and 2014 are presented in the following table (dollars in thousands).

	December 31, 2015	December 31, 2014	Increase (Decrease)	% Change

Checking accounts	$713,546	$576,034	$137,512	23.87%
Money market accounts	220,589	108,794	111,795	102.76
Savings accounts	160,307	115,375	44,932	38.94
Certificates of deposit	513,241	463,594	49,647	10.71

Total deposits	$1,607,683	$1,263,797	$343,886	27.21%

Total deposits increased in the comparison period primarily due to the acquisition of Metropolitan, with $394.5 million of the Company’s total deposits at December 31, 2015 being attributed to balances held by Metropolitan. The offsetting decrease in deposits is due, in part, to management’s efforts to reduce unprofitable to marginally profitable Bear State accounts along with seasonal fluctuations in account balances and personal certificates of deposit being withdrawn during the period.

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)

Savings accounts	$129,556	0.13%	$77,746	0.12%	$31,351	0.10%
Money market accounts	134,606	0.33	85,614	0.38	40,646	0.26
Checking accounts – interest	401,156	0.19	264,780	0.18	112,337	0.25
Checking accounts - noninterest	189,827	--	107,066	--	21,710	--
Certificates of deposit	466,551	0.87	386,111	0.96	252,401	1.16
Total deposits	$1,322,396	0.40%	$921,317	0.49%	$458,445	0.76%

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2015 by time remaining to maturity.

Amount
Period Ending:	(In Thousands)
March 31, 2016	$32,894
June 30, 2016	33,852
September 30, 2016	24,974
December 31, 2016	28,097
After December 31, 2016	135,097
Total certificates of deposit with balances of $100,000 or more	$254,914

Short Term and Other Borrowings. FHLB advances increased by $10.4 million from December 31, 2014 to December 31, 2015 due primarily to new advances of $39.8 million partially offset by maturing advances in 2015. Other borrowings also increased by $700,000 during the year ended December 31, 2015 as a result of draws of $1.9 million on the Company’s line of credit with an unaffiliated bank, partially offset by repayments of $1.2 million on the Company’s notes payable with an unaffiliated bank.

The following table sets forth information with respect to the Company’s borrowings at and during the periods indicated.

	At or For the Year Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Maximum month end balance	$91,586	$81,384	$5,950
Average balance	76,905	42,176	2,615
Year end balance	84,455	73,341	5,941
Weighted average interest rate:
At end of year	1.26%	1.07%	1.50%
During the year	1.33%	1.42%	2.03%

LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds for the Company is the receipt of dividends from the Bank, the receipt of management fees from the Bank, cash balances maintained, and borrowings from an unaffiliated source. Payment of dividends by the Bank is subject to certain regulatory restrictions as set forth in banking laws and regulations.

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

In order to maintain proper levels of liquidity, the Bank has several sources of funds available. Generally the Bank relies on cash on hand and due from banks, federal funds sold, cash flow generated by the repayment of principal and interest on and/or the sale of loans and securities and deposits as its primary sources of funds for continuing operations, to make loans and leases, and acquire investment securities and other assets. Commercial, consumer and public funds customers in our local markets are the principal deposit sources utilized.

At December 31, 2015, the Bank’s unused borrowing availability primarily consisted of (1) $229.4 million of available borrowing capacity with the FHLB, (2) $79.3 million of investment securities available to pledge for federal funds or other borrowings and (3) $102.5 million of available unsecured federal funds borrowing lines. In addition, at December 31, 2015, the Company had available borrowing capacity of $9.6 million with an unaffiliated bank.

At December 31, 2015, the Company’s consolidated liquidity ratio was approximately 8.1% which represents liquid assets as a percentage of deposits and short-term borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 22.8%, which represents liquid assets plus borrowing capacity with the FHLB and correspondent banks as a percentage of deposit and short-term borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy the current and projected operations of the Company and the Bank.

At December 31, 2015, the Company’s leverage, common equity tier 1, tier 1 risk-based and total risk-based capital ratios were 9.15%, 10.62%, 10.62% and 11.52%, respectively, compared to capital adequacy requirements of 4%, 4.5%, 6% and 8%, respectively. See Note 21 to the Consolidated Financial Statements – “Regulatory Matters” for more information about the Company’s and the Bank’s capital requirements and ratios.

The agreement governing the Company’s revolving credit facility with an unaffiliated bank contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, engage in mergers and acquisitions or other assets, dispose of assets, pay dividends and repurchase or redeem capital stock, make changes in management, and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 75%, a maximum classified asset ratio of 50% and Tier 1 Leverage ratio of 8%. At December 31, 2015, the Company was in compliance with the applicable covenants imposed by the loan agreement.

OFF-BALANCE SHEET ARRANGEMENTS and CONTRACTUAL OBLIGATIONS

At December 31, 2015, the Bank was contractually obligated to make future minimum payments as follows (in thousands):

	Less Than 1 Year	1-3 Years	3 - 5 Years	More Than 5 Years	Total

Certificates of deposit maturities	$287,005	$167,586	$48,905	$9,745	$513,241
Other borrowings	40,446	9,030	15,986	6,918	72,380
Lease obligations	899	1,206	614	3,328	6,047

At December 31, 2015, the Bank was contractually obligated to fund future obligations at maturity as follows (in thousands):

	Less Than 1 Year	1-3 Years	3 - 5 Years	More Than 5 Years	Total

Unused lines of credit	$69,922	$22,721	$28,136	$11,161	$131,940
Unadvanced portion of construction loans	10,475	4,641	17,108	17,885	50,109
Standby letters of credit	1,329	158	--	1,733	3,220
Loan origination commitments	44,153	--	--	--	44,153

The Bank’s primary off-balance sheet commitments include unused lines of credit, the unadvanced portion of construction loans, and commercial and standby letters of credit, which have maturity dates rather than payment due dates. These commitments are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Note 17 to the Consolidated Financial Statements-“Off-Balance Sheet Arrangements and Commitments” for further discussion on these arrangements.

DIVIDENDS

During the year ended December 31, 2014, an 11% stock dividend was distributed by the Company. No dividends were distributed during the year ended December 31, 2015. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions. In addition, federal regulations, as currently applied to the Bank, impose limitations upon payment of capital distributions to the Company. No dividends were available for distribution at December 31, 2015, without prior regulatory approval.

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

Impact of new accounting standards

See Note 1 to the Consolidated Financial Statements - “Summary of Significant Accounting Policies.”

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

As of December 31, 2015, the model simulations projected that 100, 200 and 300 basis point increases in interest rates would result in variances in net interest income of 0.09%, (0.14)% and (0.75)%, respectively, relative to the base case over the next twelve months and decreases in interest rates of 100 basis points would result in a positive variance in net interest income of 1.20% relative to the base case over the next twelve months.  The likelihood of a 100 basis point decrease in interest rates as of December 31, 2015 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous, parallel and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Economic Value of Equity

The values of the Company’s loan and investment portfolios will change as interest rates change. Economic Value of Equity (“EVE”) is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.

The following tables set forth, quantitatively, as of December 31, 2015 and 2014, the Company’s estimate of the projected changes in EVE in the event of a 100, 200 and 300 basis point instantaneous, parallel and sustained increase in market interest rates and a 100 basis point instantaneous, parallel and sustained decrease in market interest rates as of December 31, 2015 and 2014. The estimates of the projected changes in each category of the table below as of December 31, 2015 versus December 31, 2014 are reflective of the Company’s acquisition of Metropolitan that was completed on October 1, 2015. The balance sheet of the Company as of December 31, 2015 is asset-sensitive and therefore shows an estimated increase in EVE in a rising interest rate environment and an estimated decrease in EVE in a declining interest rate environment.

2015
Change in Interest Rates (basis points)	Estimated EVE	Estimated EVE as a Percentage of Present Value of Assets	Amount of Change		Percent of Change
(Dollars in Thousands)
+300	$251,590	13.96%		$3,181	1%
+200	$254,315	13.85%		$5,906	2%
+100	$253,874	13.58%		$5,465	2%
0	$248,409	13.06%		--	--
-100	$235,057	12.18%	$	(13,352)	(5)%

2014
Change in Interest Rates (basis points)	Estimated EVE	Estimated EVE as a Percentage of Present Value of Assets	Amount of Change	Percent of Change
(Dollars in Thousands)
+300	$196,823	13.66%	$10,729	6%
+200	$195,520	13.35%	$9,426	5%
+100	$192,042	12.90%	$5,948	3%
0	$186,094	12.31%	--	--
-100	$174,131	11.38%	$(11,963)	(6)%

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Bear State Financial, Inc.

Little Rock, Arkansas

We have audited the accompanying consolidated statements of financial condition of Bear State Financial, Inc. (the Company) as of December 31, 2015, and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2015 and 2014. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bear State Financial, Inc. as of December 31, 2015, and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bear State Financial, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Little Rock, Arkansas

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee, Board of Directors and Stockholders

Bear State Financial, Inc.

Little Rock, Arkansas

We have audited Bear State Financial, Inc.'s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Company excluded the operations of Metropolitan National Bank (Metropolitan), which was acquired on October 1, 2015 as described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, Metropolitan has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, Bear State Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Bear State Financial, Inc. and our report dated March 11, 2016, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Little Rock, Arkansas

March 11, 2016

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Bear State Financial, Inc. and its subsidiary Bear State Bank, N.A., (collectively referred to as the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, as such, include amounts based on informed judgments and estimates made by management.

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

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2015 based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013 edition), issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by SEC guidance, management excluded from its assessment the operations of the Metropolitan National Bank, which the Company acquired during 2015 and which is described in Note 2 to the Consolidated Financial Statements – “Acquisitions,” due to the timing of the acquisition. The assets acquired in this acquisition and excluded from management’s assessment on internal controls over financial reporting comprised approximately 24% of total consolidated assets at December 31, 2015. Based on its assessment and the application of the specified criteria, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2015.

BKD, LLP, the independent registered public accounting firm that audited our Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015 which is included in Item 8. Financial Statements and Supplementary Data.

/s/ Mark McFatridge Mark McFatridge Chief Executive Officer	/s/Matt Machen Matt Machen Chief Financial Officer

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2015 AND 2014

(In thousands, except share data)

ASSETS	2015	2014

Cash and cash equivalents:
Cash and collection items	$36,535	$25,971
Interest bearing deposits with banks	15,596	87,115

Total cash and cash equivalents	52,131	113,086

Interest bearing time deposits in banks	10,930	12,421
Federal funds sold	18	--
Investment securities, available for sale	198,585	174,218
Other investment securities, at cost	9,563	5,864
Loans receivable, net of allowance at December 31, 2015 and 2014, of $14,550 and $13,660, respectively	1,444,102	1,041,222
Loans held for sale	7,326	6,409
Accrued interest receivable	6,157	4,485
Real estate owned, net	3,642	4,792
Office properties and equipment, net	63,641	50,332
Cash surrender value of life insurance	52,602	44,130
Goodwill	40,196	25,717
Core deposit intangible, net	11,374	7,338
Deferred tax asset, net	16,713	20,697
Prepaid expenses and other assets	3,236	3,884

TOTAL	$1,920,216	$1,514,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing	$234,879	$180,136
Interest bearing	1,372,804	1,083,661

Total deposits	1,607,683	1,263,797

Short term borrowings	12,075	12,083
Other borrowings	72,380	61,258
Other liabilities	4,921	7,003

Total liabilities	$1,697,059	$1,344,141

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued at December 31, 2015 and 2014	$--	$--
Common stock, $.01 par value—100,000,000 shares authorized at December 31, 2015 and 2014; 37,987,722 and 33,365,845 shares issued and outstanding at December 31, 2015 and 2014, respectively	380	334
Additional paid-in capital	211,817	169,543
Accumulated other comprehensive income	386	577
Retained earnings	10,574	--

Total stockholders’ equity	223,157	170,454

TOTAL	$1,920,216	$1,514,595

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands, except earnings per share and share data)

	2015	2014
INTEREST INCOME:
Loans receivable	$57,039	$39,465
Investment securities:
Taxable	1,521	1,076
Nontaxable	1,969	1,514
Other	317	436
Total interest income	60,846	42,491

INTEREST EXPENSE:
Deposits	5,339	4,538
Other borrowings	1,025	600

Total interest expense	6,364	5,138

NET INTEREST INCOME	54,482	37,353

PROVISION FOR LOAN LOSSES	1,797	1,588

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	52,685	35,765

NONINTEREST INCOME:
Net gain on sales and calls of investment securities	20	31
Deposit fee income	7,907	5,349
Earnings on life insurance policies	1,498	1,126
Gain on sales of loans	3,084	2,774
Other	1,038	759

Total noninterest income	13,547	10,039

NONINTEREST EXPENSES:
Salaries and employee benefits	25,742	21,889
Net occupancy expense	6,411	4,391
Real estate owned, net	(322)	1,387
Amortization of intangible assets	724	339
Data processing	6,411	6,254
Professional fees	964	867
Advertising and public relations	2,520	1,354
Postage and supplies	1,113	712
Other	7,456	4,875

Total noninterest expenses	51,019	42,068

INCOME BEFORE INCOME TAXES	15,213	3,736

INCOME TAX PROVISION (BENEFIT)	4,639	(20,570)

NET INCOME	$10,574	$24,306

Basic earnings per common share	$0.31	$0.86

Diluted earnings per common share	$0.30	$0.84

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands)

	2015	2014

Net income	$10,574	$24,306
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(290)	1,434
Less: reclassification adjustments for realized gain included in net income	(20)	(31)
Other comprehensive income (loss), before tax effect	(310)	1,403
Tax effect	119	(359)
Other comprehensive income (loss)	(191)	1,044
COMPREHENSIVE INCOME	$10,383	$25,350

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands, except share data)

	Issued Common Stock		Additional	Accumulated Other	Accumulated Deficit/	Total
			Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
BALANCE – January 1, 2014	20,041,497	$200	$92,740	$(467)	$(21,286)	$71,187

Net income	--	--	--	--	24,306	24,306
Other comprehensive income	--	--	--	1,044	--	1,044
Shares issued – merger with FNSC, net of issuance costs of approximately $542	6,252,400	63	49,789	--	--	49,852
Shares issued – private placement	2,531,646	25	19,975	--	--	20,000
Shares issued – warrant exercises	1,196,667	12	3,578	--	--	3,590
Shares issued – option exercises	3,600	--	24	--	--	24
Shares issued – restricted stock unit vesting	4,534	--	--	--	--	--
1 for 9 stock dividend	3,336,001	34	2,986	--	(3,020)	--
Cash in lieu of fractional shares	--	--	(7)	--	--	(7)
Stock compensation	--	--	463	--	--	463
Repurchase of common stock	(500)	--	(5)	--	--	(5)
BALANCE – December 31, 2014	33,365,845	$334	$169,543	$577	$--	$170,454

Net income	--	--	--	--	10,574	10,574
Other comprehensive income	--	--	--	(191)	--	(191)
Shares issued – acquisition of Metropolitan	4,610,317	46	41,954	--	--	42,000
Shares issued – option exercises	6,200	--	37	--	--	37
Shares issued – restricted stock unit vesting	34,038	--	--	--	--	--
Stock compensation	--	--	539	--	--	539
Repurchase of common stock	(28,678)	--	(256)	--	--	(256)

BALANCE – December 31, 2015	37,987,722	$380	$211,817	$386	$10,574	$223,157

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands)

	2015	2014

OPERATING ACTIVITIES:
Net income	$10,574	$24,306
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,797	1,588
Provision for real estate losses	47	1,513
Deferred tax provision	4,371	1,286
Deferred tax valuation allowance	(120)	(21,856)
Net amortization of investment securities	626	147
Federal Home Loan Bank stock dividends	(8)	(9)
Gain on sale of fixed assets, net	(85)	(24)
Gain on sale of real estate owned, net	(587)	(338)
Gain on sales of investment securities, net	(20)	(31)
Originations of loans held for sale	(109,239)	(98,853)
Proceeds from sales of loans held for sale	113,454	101,093
Gain on sale of loans originated to sell	(3,084)	(2,774)
Depreciation	3,293	2,171
Amortization of deferred loan costs, net	254	85
Accretion of purchased loans, net	(4,764)	(4,375)
Amortization of other intangible assets	724	339
Stock compensation	539	468
Earnings on life insurance policies	(1,498)	(1,126)
Changes in operating assets and liabilities:
Accrued interest receivable	(188)	(58)
Prepaid expenses and other assets	1,276	300
Other liabilities	(3,621)	1,674

Net cash provided by operating activities	13,741	5,526

INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash received	(13,931)	(8,985)
Net decrease in federal funds sold	33	43,025
Redemptions of interest bearing time deposits in banks	1,491	11,697
Purchases of investment securities available for sale (“AFS”)	(55,951)	(54,115)
Proceeds from sales of investment securities AFS	21,099	4,374
Proceeds from maturities/calls/paydowns of investment securities AFS	50,724	87,286
Federal Home Loan Bank stock purchased	(1,809)	(657)
Federal Home Loan Bank stock redeemed	2,375	1,874
Federal Reserve Bank stock purchased	(3,396)	--
Federal Reserve Bank stock redeemed	1,140	865
Loan originations, net of repayments	(39,528)	(40,596)
Loan participations purchased	(475)	(27,491)
Loans sold	640	2,710
Proceeds from sales of real estate owned	4,365	4,529
Other cash activity – real estate owned	5	--
Proceeds from sales of office properties and equipment	951	409
Purchases of office properties and equipment	(4,652)	(3,820)
Purchases of bank owned life insurance	(772)	(17,258)

Net cash provided by (used in) investing activities	(37,691)	3,847

(Continued)

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands)

	2015	2014
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(26,763)	$30,534
Proceeds from advances from Federal Home Loan Bank	39,751	16,000
Repayment of advances from Federal Home Loan Bank	(29,328)	(1,094)
Proceeds from other borrowings	1,850	18,163
Repayments of other borrowings	(1,151)	(5,250)
Net decrease in short term borrowings	(21,145)	(2,212)
Proceeds from private placement	--	20,000
Proceeds from exercise of warrants	--	3,590
Proceeds from exercise of stock options	37	24
Repurchase of common stock	(256)	(5)
Payment for fractional shares, stock dividend	--	(7)

Net cash provided by (used in) financing activities	(37,005)	79,743

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(60,955)	89,116

CASH AND CASH EQUIVALENTS:
Beginning of period	113,086	23,970

End of period	$52,131	$113,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for interest	$6,438	$5,050

Cash received for income tax refunds	$2,135	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$2,384	$1,915

Sales of real estate owned financed by the Bank	$282	$115

Investment securities purchased—not settled	$--	$1,608

Common stock issued for acquisitions	$42,000	$49,852

Office properties transferred to real estate owned	$464	$--

(Concluded)

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank, N.A. (the “Bank”), is a community oriented national bank providing a broad line of financial products to individuals and business customers.  The Bank operates 55 branches and four loan production offices throughout Arkansas, Missouri and Southeast Oklahoma.

The Company completed its merger with First National Security Company (“FNSC”) and the accompanying acquisition of FNSC’s subsidiaries, including First National Bank of Hot Springs (“First National”) and Heritage Bank, N.A. (“Heritage Bank”), on June 13, 2014. On February 13, 2015, First Federal Bank, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. Except as the context otherwise requires, any reference in this Annual Report on Form 10-K to the “Bank” means (i) with respect to the period between January 1, 2014 through June 12, 2014, First Federal Bank; (ii) with respect to the period from June 13, 2014 through February 12, 2015, First Federal Bank, First National and Heritage Bank, collectively; (iii) with respect to the period from February 13, 2015 through September 30, 2015 or as of the date hereof, Bear State Bank, N.A.; and (iv) with respect to the period from October 1, 2015 through February 18, 2016, Bear State Bank, N.A. and Metropolitan, collectively. On October 1, 2015, the Company completed its acquisition of Metropolitan National Bank (“Metropolitan”). On February 19, 2016, Metropolitan was merged into the Bear State Bank, N.A. charter.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.

Operating Segments—The Company consolidated its subsidiary banks into one bank during the first quarter of 2016 and its operations are organized on a regional basis upon which management makes decisions regarding how to allocate resources and assess performance. Each of the regions provides a group of similar community banking products and services, including loans, time deposits, and checking and savings accounts. The individual regions have similar operating and economic characteristics and will be reported as one aggregated operating segment.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be significant. Valuation of assets acquired and liabilities assumed in business combinations, valuation of real estate owned, fair value of financial instruments, provision of deferred tax assets and the allowance for loan and lease losses are material estimates that are particularly susceptible to significant change in the near term.

Cash and Cash Equivalents—For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents includes cash on hand and amounts due from depository institutions, which includes interest bearing amounts available upon demand. At December 31, 2015, cash and cash equivalents included $3.4 million on deposit to meet Federal Reserve Bank requirements.

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

Other Investments—The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of and owns stock in the Federal Reserve Bank as well as First National Bankers Bank and Midwest Independent Bank, both institutions that provide correspondent banking services to community banks. Stock in these institutions is classified as other investments and is recorded at redemption value which approximates fair value. The Bank periodically evaluates the restricted stock for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Acquired loan amounts deemed uncollectible at acquisition date become part of the fair value calculation and are excluded from the allowance for loan and lease losses (“ALLL”). Following acquisition, a regular review is completed on acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related increase to ALLL, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded or if the provision is less than the subsequent increase.

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

Real Estate Owned, Net—Real estate owned represents foreclosed assets held for sale and is initially recorded at estimated fair value less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less costs to sell. Adjustments for losses are charged to operations when the estimated fair value falls below` the carrying value. Costs and expenses related to major additions and improvements are capitalized while maintenance and repairs that do not extend the lives of the respective assets are expensed. At December 31, 2015, the Bank had approximately $1.1 million one- to four-family loans in the process of foreclosure.

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

Earnings Per Common Share—Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company include shares underlying outstanding stock options, restricted stock units and warrants and are determined using the treasury stock method. The shares used in the calculation of basic and diluted earnings per share have been adjusted to give effect to the 11% common stock dividend paid by the Company in December 2014.

Recent Accounting Pronouncements— In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40): Receivables – Troubled Debt Restructurings by Creditors, which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update were effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity could have elected to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. Early adoption was permitted. The Company adopted this ASU beginning January 1, 2015. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard was required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The Company adopted this ASU beginning with the quarter ending March 31, 2015. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  At its July 9, 2015 meeting, the FASB decided to delay the effective date of the revenue recognition standard by one year. ASU 2014-09 is now effective for annual and interim periods beginning after December 15, 2017.  The Company is in the process of evaluating the impact of this ASU on its financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items, to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained and expanded to include items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. The Company’s adoption of this ASU on January 1, 2016, did not have a material impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and the amendments significantly change the consolidation analysis required under U.S. GAAP. It makes targeted amendments to the current consolidation guidance in the investment management industry and ends the deferral granted to investment companies from applying the variable interest entities guidance. The standard is effective for public business entities for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company’s adoption of this ASU on January 1, 2016, did not have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis. The Company’s adoption of this ASU on January 1, 2016, did not have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company’s adoption of this ASU on January 1, 2016, did not have a material impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share. This permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, there is diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments in this ASU were effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. The Company’s adoption of this ASU on January 1, 2016, did not have a material impact on the Company’s financial statements.

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

In January 2016, the FASB issued update ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). This ASU requires certain equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of such investments; eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost; requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets and require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. For public entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued update ASU 2016-02, Leases (Topic 842). The update applies to all leases and is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The previous standards did not require lessees to recognize operating leases on the balance sheet. The update provides for accounting requirements so that lessees will be required to recognize the rights and obligations associated with operating leases. The guidance on lessor accounting was not fundamentally change with this update. For public entities, ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, however early adoption is permitted. The Company is in the process of evaluating the impact this ASU will have on its financial statements.

Reclassifications— Various items within the accompanying consolidated financial statements for the previous years have been reclassified to conform to the classifications used for reporting in 2015. These reclassifications had no effect on net earnings.

2.	ACQUISITIONS

Metropolitan National Bank

On October 1, 2015, the Company completed its acquisition of Metropolitan National Bank (“Metropolitan”) of Springfield, Missouri from Marshfield Investment Company (“Marshfield”). Under the terms of the purchase agreement, the Company acquired 100% of the outstanding common stock of Metropolitan and Marshfield received proceeds of approximately $70 million, consisting of 4,610,317 shares of Company common stock valued at approximately $42 million and $28 million in cash. The Company paid $10.1 million of the total cash consideration and Metropolitan paid $17.9 million of the total cash consideration in conjunction with the closing of the acquisition. Metropolitan conducts business from twelve full service locations throughout Southwest Missouri and one loan production office in Joplin, Missouri. The acquisition expanded the Company’s market into Southern Missouri and further diversified the Company’s loan, customer and deposit base.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Metropolitan, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the resultant fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. Goodwill of $14.5 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the Metropolitan acquisition and is the result of expected operational synergies, expansion of banking services in Southern Missouri, and other factors. The goodwill recognized by the Company is deductible for income tax purposes.

	October 1, 2015
	As Recorded by Metropolitan	Fair Value Adjustments	As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$14,069	$--	$14,069
Federal funds sold	51	--	51
Investment securities available for sale	42,677	88	42,765
Other investment securities, at cost	2,001	--	2,001
Loans receivable	375,521	(10,517)	365,004
Allowance for loan losses	(5,839)	5,839	--
Loans receivable, net	369,682	(4,678)	365,004
Accrued interest receivable	1,484	--	1,484
Real estate owned - net	97	--	97
Office properties and equipment, net	11,484	1,796	13,280
Cash surrender value of life insurance	6,202	--	6,202
Core deposit intangible	--	4,760	4,760
Deferred tax asset, net	--	144	144
Prepaid expenses and other assets	597	--	597
Total assets acquired	448,344	2,110	450,454
Liabilities assumed:
Deposits – noninterest bearing	56,187	--	56,187
Deposits – interest bearing	314,275	187	314,462
Total deposits	370,462	187	370,649
Short term borrowings	21,137	--	21,137
Other borrowings	--	--	--
Other liabilities	20,190	857	21,047
Total liabilities assumed	411,789	1,044	412,833
Net assets acquired	$36,555	$1,066	37,621
Consideration paid:
Cash			10,100
Common stock			42,000
Total consideration paid			52,100

Goodwill			$14,479

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

Office properties and equipment – Office properties and equipment were acquired from Metropolitan with a $1.8 million adjustment to market value. This represents the difference between current appraisal value completed in connection with the acquisition and Metropolitan’s book value at the time of acquisition.

Deferred tax asset – Deferred income tax assets are recorded to reflect the differences in the carrying values of the assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate of 38.29%.

Core deposit intangible – This intangible asset represents the value of the relationships that Metropolitan had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Company recorded a $4.8 million core deposit intangible with a weighted average life of 12 years.

Deposits – The weighted average interest rate of Metropolitan’s time deposits was estimated to be slightly above the current market rates, resulting in a fair value adjustment for time deposits of $187,000.

Other liabilities – The adjustment to other liabilities primarily represents the accrual of change in control agreements and an unfavorable lease liability.

Beginning October 1, 2015, the operations of Metropolitan are included in the Company’s consolidated results of operations and contributed $5.6 million of net interest income and $1.0 million of net income for the year ended December 31, 2015. The following pro-forma combined consolidated financial information presents how the combined financial information of the Company and Metropolitan might have appeared had the businesses actually been combined as of the beginning of the reporting period. The following schedule represents the pro-forma combined financial information as of the comparative periods ended December 31, 2015 and 2014, assuming the acquisition was completed as of January 1, 2014, (in thousands, except per share data):

	2015	2014

Net interest income	$67,834	$67,977
Total noninterest income	15,698	15,714
Net income	13,466	29,888
Basic earnings per common share	$0.34	$0.79
Diluted earnings per common share	$0.34	$0.78

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

The following table provides a summary of the assets acquired and liabilities assumed as recorded by FNSC, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the resultant fair values of those assets and liabilities as recorded by the Company. Goodwill of $25.7 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the FNSC acquisition and is the result of expected operational synergies, expansion of banking services in Northeast and Southwest Arkansas, and other factors. The goodwill recognized by the Company will not be deductible for income tax purposes.

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

Other borrowings – The fair value of Federal Home Loan Bank of Dallas borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Beginning June 14, 2014, the operations of FNSC are included in the Company’s consolidated results of operations and contributed $21.2 million of net interest income and $6.2 million of net income for the year ended December 31, 2014. The following pro-forma combined consolidated financial information presents how the combined financial information of the Company and FNSC might have appeared had the businesses actually been combined as of the beginning of the reporting period. The following schedule represents the pro-forma combined financial information as of the period ended December 31, 2014, assuming the acquisition was completed as of January 1, 2014, (in thousands, except per share data):

2014

Net interest income	$49,218
Total noninterest income	12,785
Net income	26,118
Basic earnings per common share	$0.80
Diluted earnings per common share	$0.79

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

Interest bearing time deposits in banks mature within one to five years and are carried at cost. The scheduled maturities of these deposits at December 31, 2015, by contractual maturity are shown below (in thousands):

	Weighted
Years ending December 31:	Average Rate	Amount
2016	2.02%	$8,949
2017	1.43	1,981

Total	1.92%	$10,930

4.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following at December 31 (in thousands):

	2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasuries and government agencies	$49,612	$5	$(117)	$49,500
Municipal securities	63,276	717	(60)	63,933
Residential mortgage-backed securities	85,072	647	(567)	85,152

Total	$197,960	$1,369	$(744)	$198,585

	2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasuries and government agencies	$77,550	$7	$(225)	$77,332
Municipal securities	58,812	456	(188)	59,080
Residential mortgage-backed securities	36,920	900	(14)	37,806

Total	$173,282	$1,363	$(427)	$174,218

The mortgage-backed portfolios at December 31, 2015 and 2014 were composed entirely of residential mortgage-backed securities issued or guaranteed by GNMA, FNMA or FHLMC.

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 (in thousands):

	2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$46,805	$117	$--	$--	$46,805	$117
Municipal securities	4,741	32	2,707	28	7,448	60
Residential mortgage-backed securities	57,561	567	--	--	57,561	567

Total	$109,107	$716	$2,707	$28	$111,814	$744

	2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$75,985	$225	$--	$--	$75,985	$225
Municipal securities	16,353	171	1,028	17	17,381	188
Residential mortgage-backed securities	2,102	14	--	--	2,102	14

Total	$94,440	$410	$1,028	$17	$95,468	$427

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

The Company has pledged investment securities with carrying values of approximately $119.1 million at December 31, 2015 and $119.0 million at December 31, 2014, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $12.1 million at December 31, 2015 and $2.1 million at December 31, 2014, for securities sold under agreements to repurchase.

The following table sets forth the amount (dollars in thousands) of investment securities available for sale that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2015. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	December 31, 2015
	Amortized	Fair	Weighted
	Cost	Value	Average Yield

Within one year	$44,478	$44,391	0.61%
Due from one year to five years	23,447	23,556	1.81%
Due from five years to ten years	20,599	20,883	2.89%
Due after ten years	24,364	24,603	3.14%
	112,888	113,433	1.82%
Residential mortgage-backed securities	85,072	85,152	2.36%
Total	$197,960	$198,585	2.06%

As of December 31, 2015 and 2014, investment securities with an amortized cost totaling approximately $68.4 million and $73.1 million, respectively, have call options held by the issuer, of which approximately $26.1 million and $35.0 million, respectively, are or were callable within one year.

Information regarding sales of the Company’s investment securities available for sale for the years ended December 31 is summarized below (in thousands):

	2015	2014

Sales proceeds	$21,099	$4,374

Gross realized gains	$92	$31
Gross realized losses	(72)	--
Net gains on sales of investment securities	$20	$31

5.	LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2015	2014

Real estate:
One- to four-family residential	$401,036	$320,489
Multifamily residential	74,226	45,181
Nonfarm nonresidential	487,684	369,974
Farmland	94,235	47,199
Construction and land development	116,015	98,594
Commercial	246,304	139,871
Consumer	38,594	33,809
Total loans receivable	1,458,094	1,055,117

Unearned discounts and net deferred loan costs	558	(235)
Allowance for loan and lease losses	(14,550)	(13,660)

Loans receivable—net	$1,444,102	$1,041,222

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

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at December 31, 2015 and December 31, 2014 were $20.4 million and $23.5 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the years ended December 31, 2015 and 2014 was not significant.

As of December 31, 2015 and 2014, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $33.1 million and $41.4 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas and were pledged for outstanding advances or available for future advances. The Bank also pledged substantially all of its remaining loans at December 31, 2015 under a blanket lien with the FHLB.

As of December 31, 2015, the Bank did not have any loans pledged with the Federal Reserve Bank (“FRB”). At December 31, 2014, qualifying loans collateralized by commercial real estate with balances of $6.8 million were pledged at the FRB. No FRB borrowings were outstanding at December 31, 2015 or 2014.

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

The Company evaluated $364.5 million of net loans ($375.0 million gross loans less $10.5 million discount) purchased in conjunction with the acquisition of Metropolitan in 2015 in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

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

	December 31, 2015	December 31, 2014	June 13, 2014
One- to four-family residential	$3,189	$4,347	$4,728
Nonfarm nonresidential	9,886	9,675	10,790
Farmland	70	86	95
Construction and land development	2,127	3,368	3,432
Commercial	1,012	1,250	1,882
Consumer	63	137	178
Total carrying value of PCI loans	$16,347	$18,863	$21,105
Outstanding principal balance of PCI loans	$20,289	$23,942	$26,942

The following table reflects the carrying amount of the fair value adjustments for purchased loans with evidence of credit deterioration as of June 13, 2014 (in thousands).

Contractually required principal and interest	$29,704
Nonaccretable differences	(6,293)
Cash flows expected to be collected	23,411
Accretable differences	(2,306)
Day 1 Fair Value	$21,105

The following table documents changes as of December 31, 2015 and 2014 to the amount of accretable yield on loans evaluated in accordance with the provisions of FASB ASC Topic 310-30 (in thousands).

	2015	2014
Balance at January 1	$2,165	$--
Accretable yield acquired	--	2,306
Accretion	(1,062)	(648)
Adjustments to accretable differences due to:
Reclassification from nonaccretable difference	317	2,301
Changes in expected cash flows that do not affect nonaccretable differences	(60)	(1,560)
Transfers to real estate owned	10	(234)
Balance at December 31	$1,370	$2,165

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans, are presented below (in thousands):

December 31, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$6,051	$3,363	$391,622	$401,036
Multifamily residential	125	67	74,034	74,226
Nonfarm nonresidential	1,060	2,646	483,978	487,684
Farmland	42	668	93,525	94,235
Construction and land development	148	510	115,357	116,015
Commercial	1,722	336	244,246	246,304
Consumer	489	140	37,965	38,594
Total	$9,637	$7,730	$1,440,727	$1,458,094

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$4,966	$3,545	$311,978	$320,489
Multifamily residential	--	--	45,181	45,181
Nonfarm nonresidential	3,350	2,449	364,175	369,974
Farmland	15	628	46,556	47,199
Construction and land development	127	649	97,818	98,594
Commercial	517	497	138,857	139,871
Consumer	379	47	33,383	33,809
Total	$9,354	$7,815	$1,037,948	$1,055,117

As of December 31, 2015 and 2014, there were $1.0 million and $2.2 million, respectively, of PCI loans acquired in the merger with FNSC that were 90 days or more past due and accruing. Additionally, there were two non-PCI loans totaling $451,000 and one non-PCI loan of $353,000 past due 90 days and still accruing at December 31, 2015 and 2014, respectively. Restructured loans totaled $1.7 million and $2.5 million as of December 31, 2015 and 2014, respectively, with $1.4 million and $1.9 million of such restructured loans on nonaccrual status at December 31, 2015 and 2014, respectively.

The following table presents age analyses of nonaccrual loans as of December 31, 2015 and 2014 (in thousands):

December 31, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,419	$2,868	$2,168	$6,455
Multifamily	--	67	163	230
Nonfarm nonresidential	136	1,742	4,760	6,638
Farmland	--	668	305	973
Construction and land development	6	432	184	622
Commercial	23	325	3,887	4,235
Consumer	14	132	41	187
Total	$1,598	$6,234	$11,508	$19,340

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,121	$2,572	$1,266	$4,959
Nonfarm nonresidential	131	1,379	1,603	3,113
Farmland	--	628	106	734
Construction and land development	--	605	19	624
Commercial	--	--	306	306
Consumer	5	14	15	34
Total	$1,257	$5,198	$3,315	$9,770

The following tables summarize information pertaining to impaired loans as of December 31, 2015 and 2014 and for the years then ended (in thousands). The tables below do not include ASC 310-30 purchased credit impaired loans which are disclosed separately in the loans receivable footnote.

	As of or For the Year Ended December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$430	$312	$83	$833	$7
Nonfarm nonresidential	2,728	2,395	522	2,651	--
Farmland	616	473	112	479	--
Construction and land development	215	211	89	152	--
Commercial	1,153	1,150	250	461	--
Consumer	5	5	5	13	--
	5,147	4,546	1,061	4,589	7

Impaired loans without a valuation allowance:
One- to four-family residential	7,605	6,348	--	4,902	1
Multifamily	282	230	--	50	--
Nonfarm nonresidential	5,352	4,243	--	1,759	--
Farmland	796	499	--	303	--
Construction and land development	686	490	--	535	6
Commercial	3,293	3,085	--	1,399	--
Consumer	188	183	--	108	--
	18,202	15,078	--	9,056	7
Total impaired loans	$23,349	$19,624	$1,061	$13,645	$14

Interest based on original terms					$1,179

Interest income recognized on a cash basis on impaired loans					$--

	As of or For the Year Ended December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$1,030	$1,204	$251	$1,141	$21
Nonfarm nonresidential	2,531	2,225	580	2,517	--
Farmland	620	484	123	489	--
Construction and land development	276	168	45	632	--
Commercial	--	--	--	50	--
Consumer	16	15	12	12	--
	4,473	4,096	1,011	4,841	21

Impaired loans without a valuation allowance:
One- to four-family residential	4,732	4,237	--	3,747	2
Nonfarm nonresidential	1,619	888	--	996	--
Farmland	537	250	--	265	--
Construction and land development	507	540	--	611	6
Commercial	362	306	--	327	--
Consumer	15	19	--	15	--
	7,772	6,240	--	5,961	8
Total impaired loans (1)	$12,245	$10,336	$1,011	$10,802	$29

Interest based on original terms					$745

Interest income recognized on a cash basis on impaired loans					$--

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

Based on analyses performed at December 31, 2015 and December 31, 2014, the risk categories of loans are as follows (in thousands):

	December 31, 2015
	Pass	Special Mention	Substandard	Total
One- to four-family residential	$384,193	$1,098	$15,745	$401,036
Multifamily residential	74,063	--	163	74,226
Nonfarm nonresidential	462,552	10	25,122	487,684
Farmland	91,665	1,095	1,475	94,235
Construction and land development	114,534	91	1,390	116,015
Commercial	240,209	501	5,594	246,304
Consumer	38,283	12	299	38,594
Total	$1,405,499	$2,807	$49,788	$1,458,094

	December 31, 2014
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$306,864	$1,833	$11,792	$320,489
Multifamily residential	45,181	--	--	45,181
Nonfarm nonresidential	350,011	4,378	15,585	369,974
Farmland	46,002	--	1,197	47,199
Construction and land development	96,114	105	2,375	98,594
Commercial	135,812	--	4,059	139,871
Consumer	33,612	6	191	33,809
Total	$1,013,596	$6,322	$35,199	$1,055,117

As of December 31, 2015 and 2014, the Bank did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of December 31, 2015 and 2014: (dollars in thousands)

December 31, 2015	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$205	6	$450	8	$655
Nonfarm nonresidential	--	--	3	461	3	461
Farmland	--	--	1	250	1	250
Construction and land development	1	79	2	242	3	321
Commercial	--	--	1	21	1	21
Consumer	--	--	1	5	1	5

Total	3	$284	14	$1,429	17	$1,713

December 31, 2014	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	4	$482	9	$726	13	$1,208
Nonfarm nonresidential	--	--	3	511	3	511
Farmland	--	--	1	250	1	250
Construction and land development	1	84	2	396	3	480
Consumer	--	--	2	15	2	15

Total	5	$566	17	$1,898	22	$2,464

No loans receivable were restructured as TDRs during the year ended December 31, 2015. Loans receivable that were restructured as TDRs during the years ended December 31, 2014 were as follows: (dollars in thousands)

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

There were no loans receivable for which a payment default occurred during the years ended December 31, 2015 or 2014 that had been modified as a TDR within 12 months or less of the payment default.

6.       ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses ("ALLL") by portfolio segment for the years ended December 31, 2015 and 2014 (in thousands):

	January 1, 2015	Provision (Reversals)	Charge-offs	Recoveries	December 31, 2015

One- to four-family residential	$4,488	$(77)	$(661)	$120	$3,870
Multifamily residential	791	(126)	--	--	665
Nonfarm nonresidential	4,243	(688)	(17)	61	3,599
Farmland	342	372	--	--	714
Construction and land development	1,023	279	(10)	164	1,456
Commercial	2,315	259	(32)	23	2,565
Consumer	101	301	(354)	118	166
Purchased credit impaired	357	1,477	(319)	--	1,515
Total	$13,660	$1,797	$(1,393)	$486	$14,550

	January 1, 2014	Provision (Reversals)	Charge-offs	Recoveries	December 31, 2014

One- to four-family residential	$4,549	$(35)	$(116)	$90	$4,488
Multifamily residential	1,001	(210)	--	--	791
Nonfarm nonresidential	4,271	72	(114)	14	4,243
Farmland	158	184	--	--	342
Construction and land development	1,383	8	(444)	76	1,023
Commercial	1,268	1,072	(29)	4	2,315
Consumer	81	140	(186)	66	101
Purchased credit impaired	--	357	--	--	357
Total	$12,711	$1,588	$(889)	$250	$13,660

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of December 31, 2015 and 2014 (in thousands):

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$83	$3,787	$381	$6,660	$391,187	$3,189
Multifamily residential	--	665	--	230	73,996	--
Nonfarm nonresidential	522	3,077	552	6,638	471,160	9,886
Farmland	112	602	--	972	93,193	70
Construction and land development	89	1,367	21	701	113,187	2,127
Commercial	250	2,315	561	4,235	241,057	1,012
Consumer	5	161	--	188	38,343	63
Total	$1,061	$11,974	$1,515	$19,624	$1,422,123	$16,347

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$251	$4,237	$68	$5,441	$310,701	$4,347
Multifamily residential	--	791	--	--	45,181	--
Nonfarm nonresidential	580	3,663	289	3,113	357,186	9,675
Farmland	123	219	--	734	46,379	86
Construction and land development	45	978	--	708	94,518	3,368
Commercial	--	2,315	--	306	138,315	1,250
Consumer	12	89	--	34	33,638	137
Total	$1,011	$12,292	$357	$10,336	$1,025,918	$18,863

Activity in the allowance for real estate losses is as follows for the years ended December 31: (in thousands):

	2015	2014

Balance—beginning of year	$6,575	$8,794

Provisions for estimated losses	47	1,513
Losses charged off	(2,354)	(3,732)

Balance—end of year	$4,268	$6,575

7.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2015	2014

Loans	$5,381	$3,909
Investment securities	748	549
Deposits in banks	28	27

Total	$6,157	$4,485

8.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2015	2014

Land and land improvements	$12,701	$10,796
Buildings and improvements	53,742	42,995
Furniture and equipment	13,372	9,452
Automobiles and other	823	823

Total	80,638	64,066

Accumulated depreciation	(16,997)	(13,734)

Office properties and equipment—net	$63,641	$50,332

Depreciation expense for each of the years ended December 31, 2015 and 2014 was approximately $3.3 million and $2.2 million, respectively.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2015, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

Years Ending December 31	Amount

2016	$899
2017	754
2018	452
2019	323
2020	291
2021 and thereafter	3,328

Total	$6,047

The leases contain options to extend for periods from one to twenty-five years. The cost of rentals in the renewal periods are not included above except for one lease where there is a loan outstanding between the Bank and the lessor. Total future minimum lease payments for the initial term of this lease and applicable renewal periods reflected in the table total approximately $4.0 million. Total rent expense for the years ended December 31, 2015 and 2014 amounted to $721,000 and $484,000, respectively.

The Company also leases certain of its banking premises to third parties under operating lease agreements. The following is a schedule by years of minimum future rentals receivable on noncancelable operating leases (in thousands):

Years Ending December 31	Amount

2016	$259
2017	199
2018	76
2019	18
2020	6

Total	$558

The leases contain options to extend for periods up to ten years. Such rentals are not included above. Total rental income for the years ended December 31, 2015 and 2014 amounted to $435,000 and $285,000, respectively.

9.	GOODWILL AND CORE DEPOSIT INTANGIBLE - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. At December 31, 2015, goodwill consisted of $25.7 million related to the FNSC acquisition which is not deductible for tax purposes and $14.5 million related to the Metropolitan acquisition which is deductible for tax purposes. The Company’s core deposit intangible is related to the core deposit premiums of First National, Heritage Bank and Metropolitan. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangible for the years ended December 31 were as follows (in thousands):

	2015	2014

Balance—beginning of period	$7,338	$--

FNSC acquisition	--	7,677
Metropolitan acquisition	4,760	--
Amortization expense	(724)	(339)

Balance—end of period	$11,374	$7,338

The Company’s projected amortization expense is approximately $1.0 million in each of the years ending December 31, 2016 through 2020, and $6.3 million thereafter.

10.	DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2015	2014

Checking accounts	$713,546	$576,034
Money market accounts	220,589	108,794
Savings accounts	160,307	115,375
Certificates of deposit	513,241	463,594

Total	$1,607,683	$1,263,797

Overdrafts of checking accounts of $620,000 and $540,000 at December 31, 2015 and 2014, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of December 31, 2015 and 2014, the Bank had $22.0 million and $22.2 million of brokered deposits, respectively.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $254.9 million and $242.6 million at December 31, 2015 and 2014, respectively. The aggregate amount of time deposits in denominations of $250 thousand or more was approximately $87.1 million and $77.5 million at December 31, 2015 and December 31, 2014, respectively.

At December 31, 2015, scheduled maturities of certificates of deposit were as follows (in thousands):

Years Ending December 31	Amount

2016	$287,005
2017	106,373
2018	61,213
2019	31,325
2020	17,580
2021 and thereafter	9,745

Total	$513,241

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2015	2014

Interest bearing checking accounts	$743	$468
Money market accounts	449	324
Savings and certificate accounts	4,217	3,795
Early withdrawal penalties	(70)	(49)

Total	$5,339	$4,538

FDIC insurance covers all deposit accounts, including checking and savings accounts, money market deposit accounts and certificates of deposit. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category.

11.	SHORT TERM BORROWINGS

Short term borrowings consist of repurchase agreements totaling $12.1 million at both December 31, 2015 and 2014, respectively. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the Condensed Consolidated Balance Sheets and are disclosed in Note 4. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasuries and government agencies	$9,072	$--	$--	$--	$9,072
Residential mortgage-backed securities	3,003	--	--	--	3,003
Total	$12,075	$--	$--	$--	$12,075

	December 31, 2014
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasuries and government agencies	$11,294	$--	$--	$--	$11,294
Residential mortgage-backed securities	789	--	--	--	789
Total	$12,083	$--	$--	$--	$12,083

At December 31, 2015, the Company and the Bank had unused credit lines allowing contingent access to overnight borrowings of up to $102.5 million on an unsecured basis.

12.	OTHER BORROWINGS

Other borrowings are summarized as follows at December 31 (in thousands):

	2015	2014

Federal Home Loan Bank advances with rates ranging from 0.31% to 5.57% maturing through July 1, 2027	$53,518	$43,095
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, interest payments due quarterly, maturing May 30, 2016	5,150	8,300
Term notes payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	13,712	9,863

Total	$72,380	$61,258

Federal Home Loan Bank. The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and a blanket lien on substantially all remaining loans. Additionally, as of December 31, 2015, the Bank has FHLB letters of credit totaling $56.6 million, which $31.6 million matures in the first quarter of 2016 and $25.0 million matures in the fourth quarter of 2017. The letters of credit were used to secure public deposits and a repurchase agreement as of December 31, 2015.

Notes Payable. The line of credit and note payable to a bank are collateralized by 100% of the stock of the Bank. The loan agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, engage in mergers and acquisitions or other assets, dispose of assets, pay dividends and repurchase or redeem capital stock, make changes in management, and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 75%, a maximum classified asset ratio of 50% and Tier 1 Leverage ratio of 8%. At December 31, 2015, the Company was in compliance with the applicable covenants imposed by the loan agreement.

At December 31, 2015, scheduled maturities of other borrowings were as follows (in thousands):

	Weighted
	Average
Years Ending December 31	Rate	Amount

2016	0.85%	$40,446
2017	2.29	2,052
2018	2.12	6,978
2019	2.07	15,557
2020	2.29	429
2021 and thereafter	2.65	6,918

Total	1.46%	$72,380

13.	INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows at December 31 (in thousands):

	2015	2014

Income tax provision (benefit):
Current:
Federal	$252	$--
State	136	--
Total current	388	--

Deferred:
Federal	3,551	367
State	820	919
Valuation allowance	(120)	(21,856)
Total deferred	4,251	(20,570)

Total	$4,639	$(20,570)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows at December 31 (in thousands):

	2015		2014

Taxes at statutory federal income tax rate	$5,324	35.0%	$1,270	34.0%
Increase (decrease) resulting from:
Graduated tax rates	(94)	(0.6)	--	--
State income tax—net of federal benefits	484	3.2	42	1.1
Valuation allowance-net	--	--	(21,060)	(563.7)
Earnings on life insurance policies	(515)	(3.4)	(388)	(10.4)
Nontaxable investments	(619)	(4.1)	(451)	(12.0)
Other—net	59	0.4	17	0.4

Total	$4,639	30.5%	$(20,570)	(550.6)%

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company’s net deferred tax asset account was comprised of the following at December 31 (in thousands):

	2015	2014

Deferred tax assets:
Allowance for loan and lease losses	$7,580	$6,343
Discount on purchased loans	2,584	4,511
Real estate owned	1,743	2,649
Section 382 net operating loss carryforward	2,114	2,252
Net operating loss carryforward	7,710	11,239
Nonaccrual loan interest	1,266	920
Other	1,365	736

Total deferred tax assets	24,362	28,650
Valuation allowance	(897)	(1,017)
Deferred tax asset, net of allowance	23,465	27,633

Deferred tax liabilities:
Office properties	(2,990)	(3,240)
Core deposit intangible	(2,562)	(2,810)
Unrealized gain on securities available for sale	(239)	(358)

Other	(961)	(528)

Total deferred tax liabilities	(6,752)	(6,936)

Net deferred tax asset	$16,713	$20,697

For the year ended December 31, 2015, the net deferred tax asset decreased by $4.0 million or 19.2% primarily as a result of a decrease of the net operating loss ("NOL") carryforward which was utilized to offset taxable income for the year end December 31, 2015.

A financial institution may, for federal income tax purposes, carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, the Company had a $25.5 million NOL for federal income tax purposes that will be carried forward. The federal NOL carryforwards, if unused, expire in calendar years 2029 through 2034. The $25.5 million federal NOL includes $6.2 million of IRC Section 382 NOL carryforwards that have an annual limit of $405,000 that can be utilized to offset taxable income. At December 31, 2015, the Company had a $26.8 million NOL for Arkansas state income tax purposes. The state NOL carryforwards, if unused, expire in calendar years 2016 through 2019.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined under Code Section 593(g)(2)(A)(ii). Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2015 and 2014. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard as defined by generally accepted accounting principles. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback and carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

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

For the year ended December 31, 2014 the Company recorded a valuation allowance reversal on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized, resulting in a net tax benefit of $21.1 million for the year ended December 31, 2014.

At December 31, 2015 the Company has certain deferred tax assets related to net unrealized built-in losses (“NUBILs”) established under IRC Section 382 on the date of the ownership change of May 3, 2011. If these losses are realized before May 3, 2016 (five years after the ownership change date), then they are not allowed to be taken as a deduction and are therefore permanently lost. The NUBILs at December 31, 2015 amounted to $2.6 million or $0.9 million on a tax effected basis. Since these NUBILs may be lost, the valuation allowance of $0.9 million was not reversed. If any of the NUBILs still remain on the books on May 3, 2016, the valuation allowance on the deferred tax asset can be reversed at that time. During the year ended December 31, 2015, $120,000 of deferred tax assets related to realized built in losses and their associated valuation allowances were reversed.

The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of income. The Company had no interest or penalties related to income tax matters during the years ended December 31, 2015 or 2014. The Company files consolidated income tax returns in the U.S. federal jurisdiction and the state of Arkansas while Bear State Bank files in the state of Oklahoma and Metropolitan National Bank files in the state of Missouri. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2012 and forward.

14.	STOCK BASED COMPENSATION

2011 Omnibus Incentive Plan— The Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) was approved by the Company’s stockholders on April 29, 2011 and became effective May 3, 2011. The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that align the personal interests of participants to those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 2,144,743 shares of Company stock (adjusted for the 11% stock dividend paid in 2014). Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan. Each award under the 2011 Plan is governed by the terms of the individual award agreement, which specifies pricing, term, vesting, and other pertinent provisions. Shares issued in connection with stock compensation awards are issued from available authorized shares.

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

A summary of the stock option activity in the Company’s 2011 Plan for the years ended December 31, 2015 and 2014, adjusted for the 11% stock dividend in 2014, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price
Outstanding—January 1, 2014	241,662	$6.66

Granted	--	$--
Exercised	(3,997)	$6.57
Forfeited	(3,663)	$6.57

Outstanding—December 31, 2014	234,002	$6.66
Granted	--	$--
Exercised	(6,200)	$6.01
Forfeited	(353)	$6.57

Outstanding—December 31, 2015	227,449	$6.68
Exercisable—December 31, 2015	165,784	$6.57

The weighted average remaining contractual life of the outstanding options was 3.0 years and the aggregate intrinsic value of the options was approximately $944,000 at December 31, 2015. The weighted average remaining contractual life of options exercisable was 2.9 years and the aggregate intrinsic value of those options was approximately $707,000 at December 31, 2015.

As of December 31, 2015, there was $144,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 1.3 years. Compensation expense attributable to option awards totaled approximately $148,000 and $149,000 for the years ended December 31, 2015 and 2014, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from one to five years.

A summary of the restricted stock unit activity in the Company’s 2011 Plan for the years ended December 31, 2015 and 2014, adjusted for the 11% stock dividend, is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2014	72,758	$8.07
Granted	144,523	$7.38
Vested	(8,114)	$8.48
Forfeited	(5,370)	$7.60

Outstanding—December 31, 2014	203,797	$7.58
Granted	179,221	$8.95
Vested	(49,816)	$8.46
Forfeited	(59,886)	$7.32

Outstanding—December 31, 2015	273,316	$8.37

As of December 31, 2015, there was $1.7 million of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 2.5 years. Compensation expense attributable to awards of RSUs totaled approximately $642,000 and $329,000 for the years ended December 31, 2015 and 2014, respectively.

15.	EMPLOYEE BENEFIT PLANS

401(k) Plan — The Company has established a 401(k) Plan whereby substantially all employees may participate in the Plan. Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws. The Company matches the first 2% of employee contributions. Compensation expense attributable to matching contributions totaled approximately $309,000 and $243,000 for the years ended December 31, 2015 and 2014, respectively.

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

The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The following table presents the funded status (market value of plan assets divided by funding target) as of July 1 for the respective years:

	2015(1)	2014(1)

Plan Funded Status per valuation report	110.69%	115.98%

(1)	Market value of plan assets reflects any contributions received through June 30, 2015 and 2014, respectively.

Total contributions made to the Pentegra DB Plan by all participating employers, as reported on Form 5500, equal $190.8 million and $136.5 million for the plan years ending June 30, 2014 and June 30, 2013, respectively. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The Pentegra DB Plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Depending on the Pentegra DB Plan’s funded status, lump-sum distributions may have limitations. The Pentegra DB Plan was frozen effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra DB Plan and closing the Pentegra DB Plan to new participants as of that date. The Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan annually. Net pension expense was approximately $138,000 and $3.3 million for the years ended December 31, 2015 and 2014, respectively, and contributions to the Pentegra DB Plan totaled $148,000 and $3.0 million for the years ended December 31, 2015 and 2014, respectively. If the Bank chooses to withdraw from the Pentegra DB Plan, the Bank may be required to pay a significant withdrawal liability.

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

	2015	2014
Basic weighted average shares outstanding	34,526,622	28,410,579
Effect of dilutive securities	169,140	472,532
Diluted weighted average shares outstanding	34,695,762	28,883,111

The calculation of diluted securities for the year ended December 31, 2014 excluded antidilutive stock options representing 47,221 shares. There were no antidilutive securities for the year ended December 31, 2015.

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

The funding period for construction loans is generally six to twenty-four months and commitments to originate mortgage loans are generally outstanding for no more than 60 days.

In the normal course of business, the Bank makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

■	the origination, purchase or sale of loans; and
■	the fulfillment of commitments under letters of credit, extensions of credit on lines of credit, construction loans, and under predetermined overdraft protection limits.

At December 31, 2015, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At December 31, 2015, the Company had no interests in non-consolidated special purpose entities.

At December 31, 2015, commitments included:

■	total approved loan origination commitments outstanding amounting to $44.2 million, including approximately $3.4 million of loans committed to sell;
■	rate lock agreements with customers of $10.9 million, all of which have been locked with an investor;
■	funded mortgage loans committed to sell of $7.3 million;
■	unadvanced portion of construction loans of $50.1 million;
■	unused lines of credit of $131.9 million;
■	revolving credit card unused credit of $5.4 million;
■	outstanding standby letters of credit of $3.2 million; and
■	total predetermined overdraft protection limits of $20.4 million.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $3.4 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2015.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2015, overdrafts of accounts with Bounce ProtectionTM represented usage of 1.6% of the limit.

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2015 and December 31, 2014, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the years ended December 31, 2015 and 2014.

The following table presents major categories of assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Available for sale investment securities:
U.S. Treasuries and government agencies	$49,500	$--	$49,500	$--
Municipal securities	63,933	--	63,933	--
Residential mortgage-backed securities	85,152	--	85,152	--
Total	$198,585	$--	$198,585	$--

December 31, 2014
Available for sale investment securities:
U.S. Treasuries and government agencies	$77,332	$--	$77,332	$--
Municipal securities	59,080	--	59,080	--
Residential mortgage-backed securities	37,806	--	37,806	--
Total	$174,218	$--	$174,218	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The majority of the Bank’s impaired loans at December 31, 2015 and December 31, 2014 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, collateral discounts ranged from 15% to 25% and selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs and adjustments to the ALLL.

Real Estate Owned, net

Real Estate Owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the years ended December 31, 2015 and 2014 were $47,000 and $1.5 million, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the years ended December 31, 2015 and December 31, 2014 (in thousands). The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the year with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Impaired loans	$7,909	$--	$--	$7,909
REO, net	569	--	--	569

December 31, 2014
Impaired loans	$6,542	$--	$--	$6,542
REO, net	3,844	--	--	3,844

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	December 31, 2015		December 31, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$52,131	$52,131	$113,086	$113,086
Federal funds sold	18	18	--	--
Level 2 inputs:
Interest-bearing time deposits in banks	10,930	11,016	12,421	12,663
Other investment securities	9,563	9,563	5,864	5,864
Loans held for sale	7,326	7,326	6,409	6,409
Cash surrender value of life insurance	52,602	52,602	44,130	44,130
Accrued interest receivable	6,157	6,157	4,485	4,485
Level 3 inputs:
Loans receivable—net	1,444,102	1,462,669	1,041,222	1,063,529

FINANCIAL LIABILITIES:
Level 1 inputs:
Short term borrowings	12,075	12,075	12,083	12,083
Level 2 inputs:
Checking, money market and savings accounts	1,094,442	1,094,442	800,203	800,203
Other borrowings	72,380	73,335	61,258	62,175
Accrued interest payable	292	292	304	304
Level 3 inputs:
Certificates of deposit	513,241	512,430	463,594	464,650

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and Bear State Bank and Metropolitan as of December 31, 2015 are presented in the following table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Adjusted Average Assets
Consolidated	$170,819	9.15%	$74,705	4.00%	$93,381	5.00%
Bear State Bank	150,561	10.58%	56,933	4.00%	71,166	5.00%
Metropolitan	36,776	8.30%	17,717	4.00%	22,147	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$170,819	10.62%	$72,395	4.50%	$104,570	6.50%
Bear State Bank	150,561	12.19%	55,564	4.50%	80,288	6.50%
Metropolitan	36,776	9.89%	16,740	4.50%	24,180	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$170,819	10.62%	$96,526	6.00%	$128,702	8.00%
Bear State Bank	150,561	12.19%	74,112	6.00%	98,816	8.00%
Metropolitan	36,776	9.89%	22,320	6.00%	29,760	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$185,369	11.52%	$128,702	8.00%	$160,877	10.00%
Bear State Bank	164,500	13.32%	98,816	8.00%	123,519	10.00%
Metropolitan	37,388	10.05%	29,760	8.00%	37,200	10.00%

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

Dividends. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account established by the Company in connection with First Federal’s conversion from the mutual holding company structure on May 3, 1996. In addition, federal regulations, as currently applied to the Banks, impose limitations upon payment of capital distributions to the Company. No dividends were available for distribution at December 31, 2015, without prior regulatory approval.

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

Repurchase Program. During 2015, the Company repurchased 28,678 shares of its common stock under a share repurchase program that was approved by the Board of Directors on March 13, 2015 and amended on June 19, 2015 ( the “2015 Repurchase Program”), whereby the Company is permitted to repurchase up to $2 million of its common stock. The 2015 repurchase program will expire March 13, 2016 and can be renewed annually by the Board of Directors.

22.	RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has made loans to its directors, officers, including their immediate families, and their related business interests. In accordance with the Bank’s policies, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of loans outstanding to directors, officers, their immediate families, and their related business interests was approximately $13.8 million and $11.5 million at December 31, 2015 and 2014, respectively and unused lines of credit available to such persons totaled $3.0 million and $2.5 million at December 31, 2015 and 2014, respectively. Deposits from related parties held by the Bank at December 31, 2015 and 2014 amounted to $35.5 million and $13.7 million, respectively.

For the years ended December 31, 2015 and 2014, the Company paid $167,000 and $129,000, respectively, to related parties under the terms of an aircraft time-sharing agreement and service agreements.

In 2014 the Company and its Chairman entered into an aircraft purchase agreement whereby the Company acquired a 75% undivided interest and Mr. Massey acquired a 25% undivided interest in an airplane acquired at a cost of $775,000.  The Company’s share is recorded in office properties and equipment on the consolidated statement of financial condition and has a net book value of $521,000 at December 31, 2015.  The Company and Mr. Massey also entered into an agreement pursuant to which the parties agreed to apportion the fixed costs of the aircraft on a pro rata basis and each party agreed to pay its own variable costs associated with the use of the aircraft. Variable costs attributable to Mr. Massey's use of the aircraft in connection with Company business, and not in connection with his personal use of the aircraft, were paid by the Company.

23.	SUBSEQUENT EVENTS

On February 19, 2016, the Company converted Metropolitan’s systems to the Company’s core technology platform, and merged Metropolitan’s charter into Bear State Bank. In addition to the Metropolitan integration project, the Company has evaluated its branch network and intends to reduce its total retail branches by up to six. The Company anticipates the integration and branch consolidation project to be substantially completed by the second quarter of 2016.

On February 3, 2016, the Company purchased through one broker in an unsolicited single block trade 448,068 shares of its common stock for a cash purchase price of $8.05 per share, or an aggregate purchase price for all of the shares of approximately $3.6 million. The repurchase was specially approved by the board of directors of the Company, including all of its independent directors, and is in addition to, and will not reduce, the remaining capacity under the Company’s existing 2015 Repurchase Program. As of February 3, 2016, the Company’s remaining capacity under the 2015 Repurchase Program was approximately $1.7 million.

24.	PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2015 and 2014, and condensed statements of income and comprehensive income and of cash flows for each of the two years in the period ended December 31, 2015, for Bear State Financial, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

BEAR STATE FINANCIAL, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2015 AND 2014

(In thousands)

ASSETS	2015	2014
Cash and cash equivalents (deposits in subsidiary Banks)	$118	$94
Office properties and equipment, net	668	871
Investment in Banks	237,418	184,792
Other assets	4,308	4,416

TOTAL	$242,512	$190,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other borrowings	$18,862	$18,163
Accrued expenses and other liabilities	493	1,556
Stockholders’ equity	223,157	170,454

TOTAL	$242,512	$190,173

BEAR STATE FINANCIAL, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands)

	2015	2014

INCOME:
Dividend from the Bank	$12,100	$26,500
Management fees	3,451	2,277

Total income	15,551	28,777

EXPENSES:
Interest expense	407	210
Salaries and employee benefits	2,383	4,250
Data processing	1,291	3,166
Other operating expenses	2,769	2,413

Total expenses	6,850	10,039

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARIES	8,701	18,738

INCOME TAX BENEFIT	(1,174)	(3,938)

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARIES	9,875	22,676

EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARIES	699	1,630

NET INCOME	$10,574	$24,306

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized holding gains (losses) arising during the period	(290)	1,434
Less: reclassification adjustments for realized gain included in net income	(20)	(31)
Other comprehensive income (loss), before tax effect	(310)	1,403
Tax effect	119	(359)
Other comprehensive income (loss)	(191)	1,044

COMPREHENSIVE INCOME	$10,383	$25,350

BEAR STATE FINANCIAL, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands)

	2015	2014

OPERATING ACTIVITIES:
Net income	$10,574	$24,306
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Bank	(699)	(1,630)
Deferred tax benefit	(1,174)	(1,414)
Deferred tax valuation allowance	--	(913)
Depreciation	118	71
Stock compensation expense	539	126
Changes in operating assets and liabilities:
Other assets	247	(2,872)
Accrued expenses and other liabilities	87	2,005

Net cash provided by operating activities	9,692	19,679

INVESTING ACTIVITIES:
Purchases of office properties and equipment	(48)	(942)
Merger consideration paid	(10,100)	(50,000)
Investment in Bank	--	(11,001)

Net cash used in investing activities	(10,148)	(61,943)

FINANCING ACTIVITIES:
Proceeds from other borrowings	1,850	18,163
Repayments of other borrowings	(1,151)	--
Proceeds from private placement	--	20,000
Proceeds from exercise of warrants	--	3,590
Proceeds from exercise of stock options	37	24
Repurchase of common stock	(256)	(5)
Payment for fractional shares, stock dividend	--	(7)

Net cash provided by financing activities	480	41,765

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24	(499)

CASH AND CASH EQUIVALENTS:
Beginning of period	94	593

End of period	$118	$94

******

BEAR STATE FINANCIAL, INC.

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$19,468	$13,749	$13,523	$14,106
Interest expense	1,744	1,529	1,563	1,528
Net interest income	17,724	12,220	11,960	12,578
Provision for loan losses	866	331	300	300
Net interest income after provision for loan losses	16,858	11,889	11,660	12,278
Net gain on sales and calls of investment securities	(68)	--	--	88
Noninterest income	3,789	3,318	3,397	3,023
Noninterest expense	17,044	10,465	11,273	12,237
Income before income taxes	3,535	4,742	3,784	3,152
Income tax provision	972	1,529	1,253	885
Net income	$2,563	$3,213	$2,531	$2,267

Earnings per share:
Basic	$0.07	$0.10	$0.08	$0.07
Diluted	$0.07	$0.10	$0.08	$0.07

Selected Ratios (Annualized):
Net interest margin	4.14%	3.74%	3.71%	3.85%
Return on average assets	0.53	0.88	0.69	0.60
Return on average equity	4.60	7.23	5.78	5.25

YEAR ENDED DECEMBER 31, 2014	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$14,945	$16,223	$6,568	$4,751
Interest expense	1,627	1,567	1,050	891
Net interest income	13,318	14,656	5,518	3,860
Provision for loan losses	758	600	230	--
Net interest income after provision for loan losses	12,560	14,056	5,288	3,860
Net gain on sales and calls of investment securities	1	30	--	--
Noninterest income	3,381	3,601	1,825	1,202
Noninterest expense	11,387	15,324	10,019	5,339
Income before income taxes	4,555	2,363	(2,906)	(277)
Income tax provision	(259)	(20,312)	--	--
Net income	$4,814	$22,675	$(2,906)	$(277)

Earnings per share(1):
Basic	$0.14	$0.68	$(0.12)	$(0.01)
Diluted	$0.14	$0.68	$(0.12)	$(0.01)

Selected Ratios (Annualized):
Net interest margin	3.91%	4.44%	3.33%	3.08%
Return on average assets	1.26	6.07	(1.55)	(0.20)
Return on average equity	11.54	62.24	(13.42)	(1.54)

(1)	Basic and diluted weighted average shares outstanding are summarized below. The shares used in the calculation have been adjusted to give effect to the 11% common stock dividend paid in December 2014.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2015
Basic weighted - average shares	37,962,801	33,358,376	33,375,753	33,371,946
Effect of dilutive securities	210,433	138,922	145,737	179,830
Diluted weighted - average shares	38,173,234	33,497,298	33,521,490	33,551,776

YEAR ENDED DECEMBER 31, 2014
Basic weighted - average shares	33,366,628	33,364,021	24,466,899	22,268,376
Effect of dilutive securities	141,602	68,465	--	--
Diluted weighted - average shares	33,508,230	33,432,486	24,466,899	22,268,376

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

The Company’s management, including the Company’s Principal Executive Officer and the Principal Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. On October 1, 2015, we completed the acquisition of Metropolitan, and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting during the fourth quarter of 2015 to include the operations of Metropolitan. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is included in the sections titled “Election of Directors,” “Information Regarding the Board and its Committees,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees and Meetings of the Board of Directors of the Company” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act, for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), and that information is incorporated herein by reference.

The Board of Directors has adopted a code of ethics for the Company’s executive officers, including the Chief Executive Officer and the Chief Financial Officer, and other financial professionals. These officers are expected to adhere at all times to this code of ethics. Failure to comply with this code of ethics is a serious offense and will result in appropriate disciplinary action. We have posted this code of ethics in the Corporate Governance section of our website at www.bearstatefinancial.com.

We will disclose on our website at www.bearstatefinancial.com, to the extent and in the manner permitted by Item 5.05 of Form 8-K under Section 13 of the Securities Exchange Act of 1934, the nature of any amendment to this code of ethics (other than technical, administrative, or other non-substantive amendments), our approval of any material departure from a provision of this code of ethics, and our failure to take action within a reasonable period of time regarding any material departure from a provision of this code of ethics that has been made known to any of the executive officers noted above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the section titled “Executive Compensation” in the 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain portions of the information required by this item are incorporated herein by reference from the section titled “Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management and Related Shareholder Matters” in the 2016 Proxy Statement.

Equity-Based Compensation Plans

The following table contains information regarding shares of our common stock that may be issued upon the exercise of stock awards under our existing equity compensation plans as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity Compensation Plans Approved by Stockholders	500,765	(1)	$6.68	1,575,851

Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	500,765		$6.68	1,575,851

(1)

As of December 31, 2015, there were 227,449 shares of our common stock issuable upon the exercise of options granted under the Bear State Financial, Inc. 2011 Omnibus Incentive Plan, which was approved by stockholders in 2011 (the “2011 Plan”). The weighted average exercise price of those outstanding options was $6.68. At December 31, 2015, there were 273,316 shares of our common stock issuable upon vesting of restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the section titled “Transactions with Certain Related Persons” and “Election of Directors” in the 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the section titled “Accounting Fees and Services” in the 2016 Proxy Statement.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

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
2.2

Agreement and Plan of Merger by and between the Company and First National Security Company, dated July 1, 2013 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

2.3

Stock Purchase Agreement dated as of June 22, 2015 by and between the Company and Marshfield Investment Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Amended Current Report on Form 8-K filed with the SEC on June 25, 2015).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 3, 2014).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 19, 2014).
10.1

Investment Agreement dated as of January 27, 2011, by and among the Company, First Federal Bank and Bear State Financial Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011).

10.2

First Amendment to Investment Agreement, dated April 20, 2011, by and among the Company, First Federal Bank, and Bear State Financial Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on April 21, 2011).

10.3†	Bear State Financial, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).
10.4†*	Form of Notice of Performance-Based Restricted Stock Grant, including Form of Performance-Based Restricted Stock Award Agreement.
10.5†*	Form of Notice of Restricted Stock Grant, including Form of Restricted Stock Award Agreement.
10.6†*	Form of Notice of Stock Option Grant, including Form of Stock Option Agreement.
10.7†*	Form of Notice of Restricted Stock Unit Grant, including Form of Restricted Stock Unit Agreement.
10.8

Form of Common Stock Purchase Warrant of the Company (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-190845) filed with the SEC on August 27, 2013).

10.9

Form of Registration Rights Agreement by and between the Company and each of the Investors party thereto (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-190845) filed with the SEC on August 27, 2013).

10.10

Form of Registration Rights Agreement by and among the Company, Bear State Financial Holdings, LLC and each of the Investors party thereto (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 (File No. 333-190845) filed with the SEC on August 27, 2013).

10.11†

Employment Agreement, dated October 1, 2015, by and between the Company, Bear State Bank, N.A. and Mark McFatridge (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on October 1, 2015).

10.12†

Change in Control Severance Agreement, dated November 18, 2015, by and among the Company, Bear State Bank, N.A. and Tom Fritsche (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on November 20, 2015).

10.13†

Change in Control Severance Agreement, dated November 17, 2015, by and among the Company, Bear State Bank, N.A. and Matt Machen (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on November 20, 2015).

21.0*	Subsidiaries of the Registrant
23.0*	Consent of BKD LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Section 906 Certification of the PEO
32.2**	Section 906 Certification of the PFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

† Management contract or compensatory plan or arrangement

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR STATE FINANCIAL, INC.

By:	/s/ Mark McFatridge
Mark McFatridge
President and Chief Executive Officer
March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark McFatridge	March 11, 2016
Mark McFatridge President, Chief Executive Officer and Director

/s/ Matt Machen	March 11, 2016
Matt Machen Senior Executive Vice President and Chief Financial Officer
/s/ Sherri Billings	March 11, 2016
Sherri Billings Executive Vice President and Chief Accounting Officer

/s/ Richard N Massey	March 11, 2016
Richard N. Massey Chairman

/s/ W. Dabbs Cavin	March 11, 2016
W. Dabbs Cavin Executive Vice Chairman

/s/ Daniel C. Horton	March 11, 2016
Daniel C. Horton Executive Vice Chairman

/s/ K. Aaron Clark	March 11, 2016
K. Aaron Clark Director

/s/ Frank Conner	March 11, 2016
Frank Conner Director

/s/ Scott T. Ford	March 11, 2016
Scott T. Ford Director

/s/ Brock Gearhart	March 11, 2016
Brock Gearhart Director

/s/ John J. Ghirardelli	March 11, 2016
John J. Ghirardelli
Director

/s/ O. Fitzgerald Hill	March 11, 2016
O. Fitzgerald Hill Director

/s/ Ian Vaughan	March 11, 2016
Ian Vaughan Director