Form 10-Q
period 2016-03-31
BEAR STATE FINANCIAL, INC.
filed 2016-05-06
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 4, 2016, there were issued and outstanding 37,560,031 shares of the Registrant's Common Stock, par value $.01 per share.

BEAR STATE FINANCIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS

Cash and cash equivalents	$64,699	$52,131
Interest-bearing time deposits in banks	10,681	10,930
Federal funds sold	516	18
Investment securities available for sale	185,143	198,585
Other investment securities, at cost	10,490	9,563
Loans receivable, net of allowance of $14,866 and $14,550, respectively	1,442,722	1,444,102
Loans held for sale	10,103	7,326
Accrued interest receivable	5,927	6,157
Real estate owned - net	3,164	3,642
Office properties and equipment - net	63,250	63,641
Cash surrender value of life insurance	56,014	52,602
Goodwill	40,196	40,196
Core deposit intangible - net	11,119	11,374
Deferred tax asset, net	15,009	16,713
Prepaid expenses and other assets	3,268	3,236

TOTAL	$1,922,301	$1,920,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest bearing deposits	$216,173	$234,879
Interest bearing deposits	1,394,545	1,372,804
Total deposits	1,610,718	1,607,683
Short term borrowings	8,990	12,075
Other borrowings	72,859	72,380
Other liabilities	5,936	4,921

Total liabilities	1,698,503	1,697,059

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—5,000,000 shares authorized; none issued at March 31, 2016 and December 31, 2015	--	--
Common stock, $0.01 par value—100,000,000 shares authorized; 37,560,031 and 37,987,722 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	376	380
Additional paid-in capital	208,476	211,817
Accumulated other comprehensive income	1,029	386
Retained earnings	13,917	10,574

Total stockholders’ equity	223,798	223,157

TOTAL	$1,922,301	$1,920,216

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
INTEREST INCOME:
Loans receivable	$17,685	$13,204
Investment securities:
Taxable	537	324
Nontaxable	485	482
Other	83	96
Total interest income	18,790	14,106

INTEREST EXPENSE:
Deposits	1,515	1,304
Other borrowings	349	224

Total interest expense	1,864	1,528

NET INTEREST INCOME	16,926	12,578

PROVISION FOR LOAN LOSSES	489	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,437	12,278

NONINTEREST INCOME:
Net gain (loss) on sales of investment securities	(2)	88
Deposit fee income	2,150	1,739
Earnings on life insurance policies	412	367
Gain on sale of loans	794	637
Other	319	280

Total noninterest income	3,673	3,111

NONINTEREST EXPENSES:
Salaries and employee benefits	8,250	6,459
Net occupancy expense	1,928	1,434
Real estate owned, net	28	38
Amortization of intangible assets	255	156
Data processing	1,433	1,169
Professional fees	379	376
Advertising and public relations	496	680
Postage and supplies	290	235
Other	2,272	1,690

Total noninterest expenses	15,331	12,237

INCOME BEFORE INCOME TAXES	4,779	3,152

INCOME TAX PROVISION	1,436	885

NET INCOME	$3,343	$2,267

Basic earnings per common share	$0.09	$0.07

Diluted earnings per common share	$0.09	$0.07

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Net income	$3,343	$2,267
Other comprehensive income:
Unrealized holding gains on investment securities arising during the period	1,040	747
Less: reclassification adjustments for realized loss (gain) included in net income	2	(88)
Other comprehensive income, before tax effect	1,042	659
Tax effect	(399)	(252)
Other comprehensive income	643	407
COMPREHENSIVE INCOME	$3,986	$2,674

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(In thousands, except share data)

(Unaudited)

	Issued Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid- In Capital	Comprehensive Income	Retained Earnings	Stockholders’ Equity
BALANCE – January 1, 2016	37,987,722	$380	$211,817	$386	$10,574	$223,157

Net income	--	--	--	--	3,343	3,343
Other comprehensive income	--	--	--	643	--	643
Shares issued – restricted stock unit vesting	25,491	--	--	--	--	--
Stock compensation	--	--	327	--	--	327
Repurchase of common stock	(453,182)	(4)	(3,668)	--	--	(3,672)

BALANCE – March 31, 2016	37,560,031	$376	$208,476	$1,029	$13,917	$223,798

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES:
Net income	$3,343	$2,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	489	300
Provision for real estate losses	8	--
Deferred tax provision	1,298	885
Net amortization of premiums on investment securities	228	64
Federal Home Loan Bank stock dividends	(6)	(2)
Gain on sale of fixed assets, net	(1)	--
Gain on sale of real estate owned, net	(46)	(42)
Loss (gain) on sale of investment securities, net	2	(88)
Originations of loans held for sale	(29,968)	(26,354)
Proceeds from sales of loans held for sale	27,985	22,320
Gain on sale of loans originated to sell	(794)	(637)
Depreciation	938	622
Amortization of deferred loan costs, net	258	23
Accretion of purchased loans, net	(1,647)	(1,128)
Amortization of other intangible assets	255	156
Stock compensation	327	20
Earnings on life insurance policies	(412)	(367)
Changes in operating assets and liabilities:
Accrued interest receivable	230	(55)
Prepaid expenses and other assets	(23)	1,308
Other liabilities	1,015	(402)

Net cash provided by (used in) operating activities	3,479	(1,110)

INVESTING ACTIVITIES:
Net increase in federal funds sold	(498)	--
Redemptions of interest-bearing time deposits in banks	249	498
Purchases of investment securities available for sale (“AFS”)	(2,897)	(9,728)
Proceeds from sales of investment securities AFS	8,089	2,082
Proceeds from maturities/calls/paydowns of investment securities AFS	9,062	4,340
Redemptions of Federal Home Loan Bank stock	1,199	141
Purchases of Federal Home Loan Bank stock	(1,247)	(423)
Redemptions of Federal Reserve Bank stock	790	907
Purchases of Federal Reserve Bank stock	(1,663)	(3,243)
Loan repayments, net	3,496	25,735
Loan participations purchased	(1,485)	(10,225)
Proceeds from sales of real estate owned	783	581
Proceeds from sales of office properties and equipment	1	--
Purchases of office properties and equipment	(547)	(1,771)
Purchases of bank owned life insurance	(3,000)	(772)

Net cash provided by investing activities	12,332	8,122

(Continued)

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$3,035	$(27,539)
Proceeds from advances from Federal Home Loan Bank	27,500	11,174
Repayment of advances from Federal Home Loan Bank	(30,840)	(15,333)
Proceeds from other borrowings	4,200	800
Repayment of other borrowings	(381)	(257)
Net decrease in short term borrowings	(3,085)	(6,507)
Repurchase of common stock	(3,672)	(20)

Net cash used in financing activities	(3,243)	(37,682)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,568	(30,670)

CASH AND CASH EQUIVALENTS:
Beginning of period	52,131	113,086

End of period	$64,699	$82,416

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,800	$1,580

Cash received for income tax refunds	$--	$1,746

Cash paid for income taxes	$419	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$223	$613

Sales of real estate owned financed by the Bank	$46	$147

See notes to unaudited condensed consolidated financial statements.	(Concluded)

BEAR STATE FINANCIAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank, N.A. (the “Bank”), is a community oriented national bank providing a broad line of financial products to individuals and business customers.  As of March 31, 2016, the Bank operated 55 branches and four loan production offices throughout Arkansas, Missouri and Southeast Oklahoma.

The Company completed its merger with First National Security Company (“FNSC”) and the accompanying acquisition of FNSC’s subsidiaries, including First National Bank of Hot Springs (“First National”) and Heritage Bank, N.A. (“Heritage Bank”), on June 13, 2014. On February 13, 2015, First Federal Bank, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. On October 1, 2015, the Company completed its acquisition of Metropolitan National Bank (“Metropolitan”). On February 19, 2016, Metropolitan was merged into the Bear State Bank, N.A. charter. Except as the context otherwise requires, any reference in this Quarterly Report on Form 10-Q to the “Bank” means (i) with respect to the period between January 1, 2015 through February 12, 2015, First Federal Bank, First National and Heritage Bank, collectively; (ii) with respect to the period from February 13, 2015 through September 30, 2015 or as of the date hereof, Bear State Bank, N.A.; and (iii) with respect to the period from October 1, 2015 through February 18, 2016, Bear State Bank, N.A. and Metropolitan, collectively.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.

Operating Segments—The Company consolidated its subsidiary banks into one bank during the first quarter of 2016 and its operations are organized on a regional basis upon which management makes decisions regarding how to allocate resources and assess performance. Each region provides a group of similar community banking products and services, including loans, time deposits, and checking and savings accounts. The individual regions have similar operating and economic characteristics and will be reported as one aggregated operating segment.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U. S. GAAP”) for complete financial statements. However, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Those adjusting entries consist only of normal recurring adjustments.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The unaudited condensed consolidated financial statements of the Company and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, contained in the Company’s 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet of the Company as of December 31, 2015, included herein has been derived from the audited consolidated balance sheet of the Company as of that date.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

On January 9, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, Income Statement-Extraordinary and Unusual Items, to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained and expanded to include items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and the amendments significantly change the consolidation analysis required under U.S. GAAP. This ASU makes targeted amendments to the current consolidation guidance in the investment management industry and ends the deferral granted to investment companies from applying the variable interest entities guidance. The standard became effective for public business entities for annual periods beginning after December 15, 2015. The Company adopted this ASU effective January 1, 2016. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments in this ASU became effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis. The Company’s adoption of this ASU on January 1, 2016, did not have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 became effective for interim and annual reporting periods beginning after December 15, 2015. The Company adopted this ASU effective January 1, 2016. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share. This ASU permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, there is diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments in this ASU became effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU became effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). This ASU requires certain equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of such investments; eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost; requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets and require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. For public entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU applies to all leases and is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The previous standards did not require lessees to recognize operating leases on the balance sheet. This ASU provides for accounting requirements so that lessees will be required to recognize the rights and obligations associated with operating leases. The guidance on lessor accounting was not fundamentally changed with this ASU. For public entities, ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, however early adoption is permitted. The Company is in the process of evaluating the impact this ASU will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU also eliminates the guidance in Topic 718 that was indefinitely deferred. For public entities, ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. The Company is in the process of evaluating the impact this ASU will have on its financial statements.

3.	ACQUISITION

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

Prior to the acquisition, Metropolitan conducted business from twelve full service locations and one loan production office throughout Southwest Missouri.  Including the effects of purchase accounting adjustments, the Company acquired total assets of $450.5 million, total loans of $365.0 million, net of loan discounts, and deposits of $370.6 million.  See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information regarding the acquisition of Metropolitan.

4.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following as of the dates indicated (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasuries and government agencies	$46,605	$20	$(18)	$46,607
Municipal securities	62,058	854	(50)	62,862
Residential mortgage-backed securities	74,813	899	(38)	75,674

Total	$183,476	$1,773	$(106)	$185,143

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasuries and government agencies	$49,612	$5	$(117)	$49,500
Municipal securities	63,276	717	(60)	63,933
Residential mortgage-backed securities	85,072	647	(567)	85,152

Total	$197,960	$1,369	$(744)	$198,585

The mortgage-backed portfolios at March 31, 2016 and December 31, 2015 were composed entirely of residential mortgage-backed securities issued or guaranteed by GNMA, FNMA or FHLMC.

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasuries and government agencies	$31,408	$18	$--	$--	$31,408	$18
Municipal securities	3,269	28	2,390	22	5,659	50
Residential mortgage-backed securities	11,355	32	1,066	6	12,421	38

Total	$46,032	$78	$3,456	$28	$49,488	$106

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasuries and government agencies	$46,805	$117	$--	$--	$46,805	$117
Municipal securities	4,741	32	2,707	28	7,448	60
Residential mortgage-backed securities	57,561	567	--	--	57,561	567

Total	$109,107	$716	$2,707	$28	$111,814	$744

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

The Company has pledged investment securities with carrying values of approximately $125.5 million at March 31, 2016 and $119.1 million at December 31, 2015, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $9.0 million at March 31, 2016 and $12.1 million at December 31, 2015, for securities sold under agreements to repurchase.

The following table sets forth the amount (dollars in thousands) of investment securities available for sale that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at March 31, 2016. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	March 31, 2016
	Amortized Cost	Fair Value	Weighted Average Rate

Within one year	$45,990	$45,990	0.61%
Due from one year to five years	20,734	20,882	1.91%
Due from five years to ten years	17,333	17,697	2.82%
Due after ten years	24,606	24,900	3.12%
	108,663	109,469	1.79%
Residential mortgage-backed securities	74,813	75,674	2.29%
Total	$183,476	$185,143	1.99%

As of March 31, 2016 and December 31, 2015, investments with amortized cost totaling approximately $64.4 million and $68.4 million, respectively, have call options held by the issuer, of which approximately $25.6 million and $26.1 million, respectively, are or were callable within one year.

Sales of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Sales proceeds	$8,089	$2,082

Gross realized gains	$98	$88
Gross realized losses	(100)	--
Net gains (losses) on sales of investment securities	$(2)	$88

5.	LOANS RECEIVABLE

Loans receivable consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Real estate:
One- to four-family residential	$394,855	$401,036
Multifamily residential	79,258	74,226
Nonfarm nonresidential	476,006	487,684
Farmland	93,380	94,235
Construction and land development	117,283	116,015
Commercial	258,479	246,304
Consumer	37,673	38,594
Total loans receivable	1,456,934	1,458,094
Unearned discounts and net deferred loan costs	654	558
Allowance for loan and lease losses	(14,866)	(14,550)

Loans receivable—net	$1,442,722	$1,444,102

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

Consumer Loans – Our portfolio of consumer loans generally includes loans to individuals for household, family and other personal expenditures. Proceeds from such loans are used to, among other things, fund the purchase of automobiles, recreational vehicles, boats, mobile homes and for other similar purposes. Consumer loans generally have higher interest rates. However, such loans pose additional risks of collectability and loss when compared to certain other types of loans. The borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at March 31, 2016 and December 31, 2015 were $18.8 million and $20.4 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the periods ended March 31, 2016 and 2015 was not significant.

As of March 31, 2016 and December 31, 2015, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $31.5 million and $33.1 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas and were pledged for outstanding advances or available for future advances. The Bank also pledged substantially all of its remaining loans at March 31, 2016 and December 31, 2015 under a blanket lien with the FHLB.

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

	March 31, 2016	December 31, 2015	March 31, 2015
One- to four-family residential	$3,128	$3,189	$4,208
Nonfarm nonresidential	9,634	9,886	9,106
Farmland	66	70	86
Construction and land development	2,088	2,127	3,300
Commercial	1,005	1,012	1,502
Consumer	60	63	111
Total carrying value of PCI loans	$15,981	$16,347	$18,313
Outstanding principal balance of PCI loans	$19,917	$20,289	$21,492

The following table documents changes for the three months ended March 31, 2016 and 2015 to the amount of accretable yield on loans evaluated in accordance with the provisions of FASB ASC Topic 310-30 (in thousands).

	2016	2015
Balance at January 1	$1,370	$2,165
Accretion	(222)	(295)
Adjustments to accretable differences due to:
Reclassification from nonaccretable difference	343	47
Changes in expected cash flows that do not affect nonaccretable differences	(48)	(31)
Transfers to real estate owned	--	12
Balance at March 31	$1,443	$1,898

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans are presented below (in thousands):

March 31, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$5,725	$3,174	$385,956	$394,855
Multifamily residential	123	--	79,135	79,258
Nonfarm nonresidential	1,095	1,690	473,221	476,006
Farmland	954	671	91,755	93,380
Construction and land development	737	533	116,013	117,283
Commercial	1,227	3,939	253,313	258,479
Consumer	418	135	37,120	37,673
Total	$10,279	$10,142	$1,436,513	$1,456,934

December 31, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$6,051	$3,363	$391,622	$401,036
Multifamily residential	125	67	74,034	74,226
Nonfarm nonresidential	1,060	2,646	483,978	487,684
Farmland	42	668	93,525	94,235
Construction and land development	148	510	115,357	116,015
Commercial	1,722	336	244,246	246,304
Consumer	489	140	37,965	38,594
Total	$9,637	$7,730	$1,440,727	$1,458,094

As of March 31, 2016 and December 31, 2015, there were $1.8 million and $1.0 million, respectively, of PCI loans acquired in the merger with FNSC that were 90 days or more past due and accruing and there were two non-PCI loans totaling $451,000 past due 90 days and still accruing at December 31, 2015. Restructured loans totaled $1.6 million and $1.7 million as of March 31, 2016 and December 31, 2015, respectively, with $1.3 million and $1.4 million of such restructured loans on nonaccrual status at March 31, 2016 and December 31, 2015, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

March 31, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,518	$2,427	$4,493	$8,438
Multifamily	--	--	157	157
Nonfarm nonresidential	260	1,089	4,308	5,657
Farmland	--	671	146	817
Construction and land development	5	454	412	871
Commercial	559	3,068	581	4,208
Consumer	62	128	70	260
Total	$2,404	$7,837	$10,167	$20,408

December 31, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,419	$2,868	$2,168	$6,455
Multifamily	--	67	163	230
Nonfarm nonresidential	136	1,742	4,760	6,638
Farmland	--	668	305	973
Construction and land development	6	432	184	622
Commercial	23	325	3,887	4,235
Consumer	14	132	41	187
Total	$1,598	$6,234	$11,508	$19,340

As of March 31, 2016 and December 31, 2015, there were $2.0 million and $1.8 million, respectively, of loans in the process of foreclosure.

The following tables summarize information pertaining to impaired loans as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 (in thousands). The tables below do not include ASC 310-30 PCI loans which are disclosed separately above.

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$1,025	$651	$109	$430	$312	$83
Nonfarm nonresidential	900	723	148	2,728	2,395	522
Farmland	--	--	--	616	473	112
Construction and land development	172	166	84	215	211	89
Commercial	3,269	3,261	457	1,153	1,150	250
Consumer	5	5	5	5	5	5
	5,371	4,806	803	5,147	4,546	1,061

Impaired loans without a valuation allowance:
One- to four-family residential	9,614	7,990	--	7,605	6,348	--
Multifamily	161	157	--	282	230	--
Nonfarm nonresidential	5,813	4,934	--	5,352	4,243	--
Farmland	1,255	817	--	796	499	--
Construction and land development	890	783	--	686	490	--
Commercial	1,126	947	--	3,293	3,085	--
Consumer	266	255	--	188	183	--
	19,125	15,883	--	18,202	15,078	--
Total impaired loans	$24,496	$20,689	$803	$23,349	$19,624	$1,061

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$482	$2	$1,112	$2
Nonfarm nonresidential	1,558	--	2,211	--
Farmland	237	--	483	--
Construction and land development	189	--	168	--
Commercial	2,205	--	--	--
Consumer	5	--	15	--
	4,676	2	3,989	2

Impaired loans without a valuation allowance:
One- to four-family residential	6,806	--	4,207	--
Multifamily	160	--	--	--
Nonfarm nonresidential	4,461	--	872	--
Farmland	649	--	250	--
Construction and land development	637	1	527	2
Commercial	1,834	--	421	--
Consumer	219	--	35	--
	14,766	1	6,312	2
Total impaired loans	$19,442	$3	$10,301	$4

Interest based on original terms		$304		$182

Interest income recognized on a cash basis on impaired loans		$--		$--

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, the Bank categorizes loans into risk categories based on available and relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by assigning a credit risk rating to loans on at least an annual basis for non-homogeneous loans over $500,000. The Bank uses the following definitions for risk ratings:

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

Based on analyses performed at March 31, 2016 and December 31, 2015, the risk categories of loans are as follows (in thousands):

	March 31, 2016
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$376,890	$767	$17,198	$394,855
Multifamily residential	79,101	--	157	79,258
Nonfarm nonresidential	452,291	9	23,706	476,006
Farmland	90,997	--	2,383	93,380
Construction and land development	115,671	88	1,524	117,283
Commercial	251,917	--	6,562	258,479
Consumer	37,288	--	385	37,673
Total	$1,404,155	$864	$51,915	$1,456,934

	December 31, 2015
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$384,193	$1,098	$15,745	$401,036
Multifamily residential	74,063	--	163	74,226
Nonfarm nonresidential	462,552	10	25,122	487,684
Farmland	91,665	1,095	1,475	94,235
Construction and land development	114,534	91	1,390	116,015
Commercial	240,209	501	5,594	246,304
Consumer	38,283	12	299	38,594
Total	$1,405,499	$2,807	$49,788	$1,458,094

As of March 31, 2016 and December 31, 2015, the Bank did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of March 31, 2016 and December 31, 2015 (dollars in thousands):

March 31, 2016	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$203	6	$338	8	$541
Nonfarm nonresidential	--	--	3	447	3	447
Farmland	--	--	1	250	1	250
Construction and land development	1	78	2	235	3	313
Consumer	--	--	1	5	1	5

Total	3	$281	13	$1,275	16	$1,556

December 31, 2015	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$205	6	$450	8	$655
Nonfarm nonresidential	--	--	3	461	3	461
Farmland	--	--	1	250	1	250
Construction and land development	1	79	2	242	3	321
Commercial	--	--	1	21	1	21
Consumer	--	--	1	5	1	5

Total	3	$284	14	$1,429	17	$1,713

No loans receivable were restructured as TDRs during the three months ended March 31, 2016 or 2015.

There were no loans receivable for which a payment default occurred during the three months ended March 31, 2016 or 2015 that had been modified as a TDR within 12 months or less of the payment default.

6.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three months ended March 31, 2016 and 2015 (in thousands):

	January 1, 2016	Provision (Reversals)	Charge-offs	Recoveries	March 31, 2016

One- to four-family residential	$3,870	$9	$(90)	$6	$3,795
Multifamily residential	665	123	(1)	--	787
Nonfarm nonresidential	3,599	(284)	(9)	--	3,306
Farmland	714	(49)	--	--	665
Construction and land development	1,456	57	--	58	1,571
Commercial	2,565	644	(67)	3	3,145
Consumer	166	71	(83)	22	176
Purchased credit impaired	1,515	(82)	(37)	25	1,421
Total	$14,550	$489	$(287)	$114	$14,866

	January 1, 2015	Provision (Reversals)	Charge-offs	Recoveries	March 31, 2015

One- to four-family residential	$4,488	$(210)	$(79)	$20	$4,219
Multifamily residential	791	(158)	--	--	633
Nonfarm nonresidential	4,243	(306)	--	33	3,970
Farmland	342	145	--	--	487
Construction and land development	1,023	(54)	--	101	1,070
Commercial	2,315	(659)	--	3	1,659
Consumer	101	29	(54)	31	107
Purchased credit impaired	357	1,513	(253)	--	1,617
Total	$13,660	$300	$(386)	$188	$13,762

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of March 31, 2016 and December 31, 2015 (in thousands):

	Allowance for Loan and Lease Losses			Loan Balances
March 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$109	$3,686	$383	$8,641	$383,086	$3,128
Multifamily residential	--	787	--	157	79,101	--
Nonfarm nonresidential	148	3,158	464	5,657	460,715	9,634
Farmland	--	665	--	817	92,497	66
Construction and land development	84	1,487	21	949	114,246	2,088
Commercial	457	2,688	553	4,208	253,266	1,005
Consumer	5	171	--	260	37,353	60
Total	$803	$12,642	$1,421	$20,689	$1,420,264	$15,981

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$83	$3,787	$381	$6,660	$391,187	$3,189
Multifamily residential	--	665	--	230	73,996	--
Nonfarm nonresidential	522	3,077	552	6,638	471,160	9,886
Farmland	112	602	--	972	93,193	70
Construction and land development	89	1,367	21	701	113,187	2,127
Commercial	250	2,315	561	4,235	241,057	1,012
Consumer	5	161	--	188	38,343	63
Total	$1,061	$11,974	$1,515	$19,624	$1,422,123	$16,347

A summary of the activity in the allowance for losses on real estate owned is as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015

Balance—beginning of period	$4,268	$6,575

Provisions for estimated losses	8	--
Losses charged off	(19)	(7)

Balance—end of period	$4,257	$6,568

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Land and land improvements	$12,701	$12,701
Buildings and improvements	53,906	53,742
Furniture and equipment	13,469	13,372
Automobiles and other	856	823

Total	80,932	80,638

Accumulated depreciation	(17,682)	(16,997)

Office properties and equipment—net	$63,250	$63,641

Depreciation expense for the three months ended March 31, 2016 and 2015 was approximately $938,000 and $622,000, respectively.

8.	GOODWILL AND CORE DEPOSIT INTANGIBLE - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. At March 31, 2016, goodwill consisted of $25.7 million related to the FNSC acquisition which is not deductible for tax purposes and $14.5 million related to the Metropolitan acquisition which is deductible for tax purposes. The Company’s core deposit intangible is related to the core deposit premiums of First National, Heritage Bank and Metropolitan. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangible for the periods ended March 31, 2016 and December 31, 2015, were as follows (in thousands):

	March 31, 2016	December 31, 2015

Balance—beginning of period	$11,374	$7,338

Metropolitan acquisition	--	4,760
Amortization expense	(255)	(724)

Balance—end of period	$11,119	$11,374

The Company’s projected amortization expense for the remainder of 2016 is approximately $765,000 and approximately $1.0 million in each of the years ending December 31, 2017 through 2021, and $5.3 million thereafter.

9.	DEPOSITS

Deposits as of March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015

Checking accounts	$694,172	$713,546
Money market accounts	222,814	220,589
Savings accounts	163,596	160,307
Certificates of deposit	530,136	513,241

Total	$1,610,718	$1,607,683

Overdrafts of checking accounts of $414,000 and $620,000 at March 31, 2016 and December 31, 2015, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of both March 31, 2016 and December 31, 2015, the Bank had $22.0 million of brokered deposits.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $272.8 million and $254.9 million at March 31, 2016 and December 31, 2015, respectively. The aggregate amount of time deposits in denominations of $250 thousand or more was approximately $100.0 million and $87.1 million at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, scheduled maturities of certificates of deposit were as follows (in thousands):

Amount

Within one year	$301,207
One to two years	124,889
Two to three years	50,689
Three to four years	28,365
Four to five years	16,029
Over five years	8,957

Total	$530,136

10.	SHORT TERM BORROWINGS

Short term borrowings consisted of repurchase agreements with customers totaling $9.0 million and $12.1 million at March 31, 2016 and December 31, 2015, respectively. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the Condensed Consolidated Balance Sheets and are disclosed in Note 4. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasuries and government agencies	$8,388	$--	$--	$--	$8,388
Residential mortgage-backed securities	602	--	--	--	602
Total	$8,990	$--	$--	$--	$8,990

	December 31, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasuries and government agencies	$9,072	$--	$--	$--	$9,072
Residential mortgage-backed securities	3,003	--	--	--	3,003
Total	$12,075	$--	$--	$--	$12,075

At March 31, 2016, the Company and the Bank had unused credit lines allowing contingent access to overnight borrowings of up to $78.0 million on an unsecured basis.

11.	OTHER BORROWINGS

Other borrowings are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015

Federal Home Loan Bank advances with rates ranging from 0.39% to 5.57% maturing through July 1, 2027	$50,179	$53,518
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month London Interbank Offered Rate (“LIBOR”) rate, reset quarterly, interest payments due quarterly, maturing May 30, 2016	9,350	5,150
Term notes payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	13,330	13,712

Total	$72,859	$72,380

Federal Home Loan Bank. The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and a blanket lien on substantially all remaining loans. Additionally, as of March 31, 2016, the Bank has FHLB letters of credit totaling $60.0 million, of which $35.0 million matures in the first quarter of 2017 and $25.0 million matures in the fourth quarter of 2017. The letters of credit were used to collateralize public deposits and a repurchase agreement as of March 31, 2016.

Notes Payable. The line of credit and notes payable to a bank are collateralized by 100% of the stock of the Bank. The loan agreement governing the line of credit and notes payable contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, engage in mergers and acquisitions or other assets, dispose of assets, pay dividends and repurchase or redeem capital stock, make changes in management, and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 75%, a maximum classified asset ratio of 50% and Tier 1 Leverage ratio of 8%. At March 31, 2016, the Company was in compliance with the applicable covenants imposed by the loan agreement.

At March 31, 2016, scheduled maturities of other borrowings were as follows (in thousands):

	Weighted Average Rate	Amount

Within one year	1.12%	$41,446
One to two years	2.54	2,036
Two to three years	2.18	6,959
Three to four years	2.25	15,178
Four to five years	2.29	432
Over five years	2.66	6,808

Total	1.65%	$72,859

12.	INCOME TAXES

The provisions for income taxes are summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Income tax provision:
Current:
Federal	$76	$--
State	62	--
Total current	138	--

Deferred:
Federal	1,111	735
State	187	150
Total deferred	1,298	885

Total	$1,436	$885

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2016		2015

Taxes at statutory federal income tax rate	$1,673	35.0%	$1,072	34.0%
Increase (decrease) resulting from:
Graduated tax rates	(48)	(1.0)	--	--
State income tax—net of federal benefits	163	3.4	99	3.1
Earnings on life insurance policies	(130)	(2.7)	(125)	(4.0)
Nontaxable investments	(146)	(3.1)	(148)	(4.6)
Other—net	(76)	(1.6)	(13)	(0.4)

Total	$1,436	30.0%	$885	28.1%

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

The Company’s temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015

Deferred tax assets:
Allowance for loan and lease losses	$7,705	$7,580
Discount on purchased loans	2,419	2,584
Real estate owned	1,731	1,743
Section 382 net operating loss carryforward	2,080	2,114
Net operating loss carryforward	6,289	7,710
Nonaccrual loan interest	1,341	1,266
Other	1,457	1,365

Total deferred tax assets	23,022	24,362
Valuation allowance	(897)	(897)
Deferred tax asset, net of allowance	22,125	23,465

Deferred tax liabilities:
Office properties	(2,946)	(2,990)
Core deposit intangible	(2,495)	(2,562)
Unrealized gain on securities available for sale	(638)	(239)
Other	(1,037)	(961)

Total deferred tax liabilities	(7,116)	(6,752)

Net deferred tax asset	$15,009	$16,713

For the quarter ended March 31, 2016, the net deferred tax asset decreased by $1.7 million or 10.2% primarily as a result of a decrease in the net operating loss ("NOL") carryforward which was utilized to offset taxable income for the quarter ended March 31, 2016.

A financial institution may, for federal income tax purposes, carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At March 31, 2016, the Company had a $21.6 million NOL for federal income tax purposes that will be carried forward. The federal NOL carryforwards, if unused, expire in calendar years 2029 through 2034. The $21.6 million federal NOL includes $6.1 million of Internal Revenue Code (“IRC”) Section 382 NOL carryforwards that have an annual limit of $405,000 that can be utilized to offset taxable income. At March 31, 2016, the Company had a $23.7 million NOL for Arkansas state income tax purposes. The state NOL carryforwards, if unused, expire in calendar years 2016 through 2019.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined under Code Section 593(g)(2)(A)(ii). Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at March 31, 2016 and December 31, 2015. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

At March 31, 2016 the Company had certain deferred tax assets related to net unrealized built-in losses (“NUBILs”) established under IRC Section 382 on May 3, 2011, the date of the Company’s ownership change related to the initial investment by Bear State Financial Holdings, LLC. If these losses are realized before May 3, 2016 (five years after the ownership change date), then they are not allowed to be taken as a deduction and are therefore permanently lost. The NUBILs at March 31, 2016 amounted to $2.6 million or $0.9 million on a tax effected basis. The valuation allowance of $0.9 million at March 31, 2016 is comprised of the NUBILs. The NUBILS remaining on the books at May 3, 2016 amounted to $2.6 million and the Company expects to reverse the related valuation allowance of $0.9 million during the second quarter of 2016.

The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of income. The Company had no interest or penalties related to income tax matters during the three months ended March 31, 2016 or 2015. The Company files consolidated income tax returns in the U.S. federal jurisdiction and the states of Arkansas and Missouri while the Bank files in the state of Oklahoma. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2012 and forward.

13.	STOCK BASED COMPENSATION

The Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) was approved by the Company’s stockholders on April 29, 2011 and became effective May 3, 2011. The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that align the personal interests of participants to those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 2,144,743 shares of Company stock. Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan. Each award under the 2011 Plan is governed by the terms of the individual award agreement, which specifies pricing, term, vesting, and other pertinent provisions. Shares issued in connection with stock compensation awards are issued from available authorized shares.

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

A summary of the stock option activity in the Company’s 2011 Plan for the three months ended March 31, 2016, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2016	227,449	$6.68
Granted	--	$--
Exercised	--	$--
Forfeited	--	$--

Outstanding—March 31, 2016	227,449	$6.68
Exercisable—March 31, 2016	171,340	$6.56

The weighted average remaining contractual life of the outstanding options was 2.7 years and the aggregate intrinsic value of the options was approximately $590,000 at March 31, 2016. The weighted average remaining contractual life of options exercisable was 2.7 years and the aggregate intrinsic value of the exercisable options was approximately $464,000 at March 31, 2016.

As of March 31, 2016, there was $110,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 1.1 years. Compensation expense attributable to option awards totaled approximately $35,000 and $36,000 for the three month periods ended March 31, 2016 and 2015, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from one to five years.

A summary of the RSU activity in the Company’s 2011 Plan for the three months ended March 31, 2016, is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2016	273,316	$8.37
Granted	85,337	$8.54
Vested	(39,715)	$8.18
Forfeited	(1,769)	$8.16

Outstanding—March 31, 2016	317,169	$8.44

As of March 31, 2016, there was $2.0 million of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years. Compensation expense attributable to awards of RSUs totaled approximately $415,000 and $79,000 for the three month periods ended March 31, 2016 and 2015, respectively.

Performance Awards. In January 2016, the Compensation Committee of the Company’s Board of Directors approved the grant of performance-based restricted stock units (“PSUs”) to certain members of executive and operational management under the 2011 Omnibus Incentive Plan for performance year 2016. PSUs are subject to the Company’s achievement of specified performance criteria for the year ended December 31, 2016. The value of the incentive can range from zero to 100% of the grantee’s base pay and will be paid 50% in cash and 50% in RSUs after the Compensation Committee has determined whether the performance goals have been achieved. The number of RSUs to be granted will be determined based on the dollar value of the award divided by the closing stock price on the date of grant. The RSUs will vest 1/3 on the grant date and 1/3 on each of the next two anniversaries of the grant date. The Company began accruing estimated compensation cost as of the date of the Compensation Committee’s action, which was determined to be the service inception date.

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

	Three Months Ended March 31,
	2016	2015
Basic weighted average shares outstanding	37,740,714	33,371,946
Effect of dilutive securities	174,789	179,830
Diluted weighted average shares outstanding	37,915,503	33,551,776

15.	FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2016 and December 31, 2015, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended March 31, 2016 or December 31, 2015.

The following table presents major categories of assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Available for sale investment securities:
U.S. Treasuries and government agencies	$46,607	$--	$46,607	$--
Municipal securities	62,862	--	62,862	--
Residential mortgage-backed securities	75,674	--	75,674	--
Total	$185,143	$--	$185,143	$--

December 31, 2015
Available for sale investment securities:
U.S. Treasuries and government agencies	$49,500	$--	$49,500	$--
Municipal securities	63,933	--	63,933	--
Residential mortgage-backed securities	85,152	--	85,152	--
Total	$198,585	$--	$198,585	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The majority of the Bank’s impaired loans at March 31, 2016 and December 31, 2015 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs and adjustments to the ALLL.

Real Estate Owned, net

Real Estate Owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the three months ended March 31, 2016 were $8,000. There were no REO loss provisions recorded during the three months ended March 31, 2015.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2016 and 2015 (in thousands). The assets disclosed in the following table represent REO properties or collateral dependent impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Impaired loans	$5,917	$--	$--	$5,917
REO, net	97	--	--	97

December 31, 2015
Impaired loans	$7,909	$--	$--	$7,909
REO, net	569	--	--	569

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$64,699	$64,699	$52,131	$52,131
Federal funds sold	516	516	18	18
Level 2 inputs:
Interest-bearing time deposits in banks	10,681	10,739	10,930	11,016
Other investment securities	10,490	10,490	9,563	9,563
Loans held for sale	10,103	10,103	7,326	7,326
Cash surrender value of life insurance	56,014	56,014	52,602	52,602
Accrued interest receivable	5,927	5,927	6,157	6,157
Level 3 inputs:
Loans receivable—net	1,442,722	1,473,221	1,444,102	1,462,669

FINANCIAL LIABILITIES:
Level 1 inputs:
Short term borrowings	8,990	8,990	12,075	12,075
Level 2 inputs:
Checking, money market and savings accounts	1,080,582	1,080,582	1,094,442	1,094,442
Other borrowings	72,859	73,930	72,380	73,335
Accrued interest payable	356	356	292	292
Level 3 inputs:
Certificates of deposit	530,136	532,409	513,241	512,430

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and the Bank as of March 31, 2016 are presented in the following table:

	Actual		For Capital Adequacy Purposes*		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Adjusted Average Assets
Consolidated	$171,065	9.16%	$74,698	4.00%	N/A	N/A
Bear State Bank	191,498	10.26%	74,662	4.00%	$93,328	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$171,065	10.65%	$72,280	4.50%	N/A	N/A
Bear State Bank	191,498	11.93%	72,207	4.50%	$104,299	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$171,065	10.65%	$96,373	6.00%	N/A	N/A
Bear State Bank	191,498	11.93%	96,276	6.00%	$128,368	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$185,931	11.58%	$128,497	8.00%	N/A	N/A
Bear State Bank	206,364	12.86%	128,368	8.00%	$160,460	10.00%

*Beginning in 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banking organizations. The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year by that amount until fully implemented at 2.5% on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Rules will require the Company and Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.50% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of at least 4.0%.

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and Bear State Bank and Metropolitan as of December 31, 2015 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Adjusted Average Assets
Consolidated	$170,819	9.15%	$74,705	4.00%	N/A	N/A
Bear State Bank	150,561	10.58%	56,933	4.00%	$71,166	5.00%
Metropolitan	36,776	8.30%	17,717	4.00%	22,147	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$170,819	10.62%	$72,395	4.50%	N/A	N/A
Bear State Bank	150,561	12.19%	55,564	4.50%	$80,288	6.50%
Metropolitan	36,776	9.89%	16,740	4.50%	24,180	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$170,819	10.62%	$96,526	6.00%	N/A	N/A
Bear State Bank	150,561	12.19%	74,112	6.00%	$98,816	8.00%
Metropolitan	36,776	9.89%	22,320	6.00%	29,760	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$185,369	11.52%	$128,702	8.00%	N/A	N/A
Bear State Bank	164,500	13.32%	98,816	8.00%	$123,519	10.00%
Metropolitan	37,388	10.05%	29,760	8.00%	37,200	10.00%

Dividends The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions or below the special liquidation account established by the Company in connection with First Federal’s conversion from the mutual holding company structure on May 3, 1996. In addition, federal regulations, as currently applied to the Bank, impose limitations upon payment of capital distributions to the Company.

The principal source of the Company’s revenues is dividends from the Bank. Our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank.

Repurchase Program. During the quarter ended March 31, 2016, the Company repurchased 5,114 shares of its common stock under a share repurchase program that was approved by the Board of Directors on March 13, 2015 and amended on June 19, 2015, whereby the Company is authorized to repurchase up to $2 million of its common stock (the “Repurchase Program”).

On February 3, 2016, the Company purchased through one broker in an unsolicited single block trade 448,068 shares of its common stock for a cash purchase price of $8.05 per share, or an aggregate purchase price for all of the shares of approximately $3.6 million. This repurchase was approved by the board of directors of the Company, including all of the independent directors, and is in addition to, and did not reduce, the then remaining capacity under the Repurchase Program.

Charter Conversion. On March 30, 2016, the Bank filed an application with the State of Arkansas State Banking Department seeking to convert from a national association to an Arkansas state-chartered bank (the “Charter Conversion”). The Charter Conversion is expected to be completed in the second quarter of 2016. As a result, the Bank will no longer be regulated by the OCC, but will be regulated by the Arkansas State Banking Department.

18.	SUBSEQUENT EVENTS

On April 20, 2016, the Company’s Board of Directors declared a $0.025 cash dividend per common share payable on May 16, 2016, to shareholders of record at the close of business on May 2, 2016. Also, on April 20, 2016, the Company’s board of directors approved an extension of the Repurchase Program, until the earlier to occur of (i) the repurchase authority under the Repurchase Program (subject to subsequent increases by the board) has been expended or (ii) the board’s determination and action to terminate the Repurchase Program. Additionally, on April 20, 2016, the board increased the repurchase authority under the Repurchase Program to $2 million. Prior to such approval, the Repurchase Program had remaining repurchase authority of approximately $1.7 million.

On April 29, 2016, as previously announced, the Bank consolidated six of its retail branch locations. Customer accounts affected by these consolidations will be automatically transferred to the next most convenient location.

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

OVERVIEW

The Company’s net income was $3.3 million for the three months ended March 31, 2016, compared to $2.3 million for the three months ended March 31, 2015. Factors effecting the changes in net income for the comparative periods include:

●

The results of operations for the three months ended March 31, 2016, include the results of operations of Metropolitan, whereas in 2015 the Company’s results of operations did not include Metropolitan.

●	The Company’s net interest margin for the three months ended March 31, 2016 was 4.03% compared to 3.85% for the same period in 2015.
●

The yield on interest-earning assets increased to 4.47% for the three months ended March 31, 2016, compared to 4.32% for the same period in 2015. The cost of interest-bearing liabilities decreased to 0.51% for the three months ended March 31, 2016, compared to 0.54% for the same period in 2015.

●

The Company’s noninterest expenses generally increased in the three months ended March 31, 2016 compared to the same period in 2015 due to the addition of the operations of the former Metropolitan. The increases were due both to normal operating expenses and continued integration costs.

ACQUISITION

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for the first quarter of 2016 was $16.9 million compared to $12.6 million in 2015. The increase in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for the first quarter of 2016 was $18.8 million compared to $14.1 million for the same period in 2015. The increase in interest income for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to increases in the average balances of loans receivable as a result of the Metropolitan acquisition, partially offset by a decrease in the average yield earned on loans receivable.

Interest Expense.   Interest expense for the first quarter of 2016 was $1.9 million compared to $1.5 million for the same period in 2015. The increase in interest expense for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to an increase in the average balances of deposit accounts due to the Metropolitan acquisition, partially offset by a decrease in the average rate paid on deposits.

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

	Three Months Ended March 31,
	2016 vs. 2015
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$5,241	$(544)	$(216)	$4,481
Investment securities	98	105	13	216
Other interest-earning assets	(60)	126	(79)	(13)
Total interest-earning assets	5,279	(313)	(282)	4,684

Interest expense:
Deposits	362	(118)	(33)	211
Other borrowings	60	51	14	125
Total interest-bearing liabilities	422	(67)	(19)	336
Net change in net interest income	$4,857	$(246)	$(263)	$4,348

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

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,461,091	$17,685	4.91%	$1,045,946	$13,204	5.12%
Investment securities(2)	206,258	1,022	2.01	183,857	806	1.78
Other interest-earning assets	35,568	83	0.95	95,322	96	0.41
Total interest-earning assets	1,702,917	18,790	4.47	1,325,125	14,106	4.32
Noninterest-earning assets	217,916			179,591
Total assets	$1,920,833			$1,504,716
Interest-bearing liabilities:
Deposits	$1,369,759	1,515	0.45	$1,072,255	1,304	0.49
Other borrowings	102,004	349	1.39	80,590	224	1.13
Total interest-bearing liabilities	1,471,763	1,864	0.51	1,152,845	1,528	0.54
Noninterest-bearing deposits	221,909			175,457
Noninterest-bearing liabilities	2,745			3,603
Total liabilities	1,696,417			1,331,905
Stockholders' equity	224,416			172,811
Total liabilities and stockholders' equity	$1,920,833			$1,504,716

Net interest income		$16,926			$12,578
Net earning assets	$231,154			$172,280
Interest rate spread			3.96%			3.78%
Net interest margin			4.03%			3.85%
Ratio of interest-earning assets to Interest-bearing liabilities			115.71%			114.94%
(1)	Includes nonaccrual loans.
(2)	Includes FHLB and FRB stock.

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

Management determined that a provision for loan losses of $489,000 was required for the three months ended March 31, 2016, to maintain the ALLL at an adequate level. Management determined the necessity of the provision and the amount thereof taking into consideration (i) loans originated by the Bank during the period, (ii) changes in the overall portfolio of nonperforming and classified loans of the Bank, (iii) the credit quality of the Bank’s loan portfolio, (iv) ALLL coverage of classified loans and (v) discount balance of acquired loans. The ALLL as a percentage of loans receivable was 1.0% at March 31, 2016 and December 31, 2015. The ALLL plus the discount on acquired loans as a percentage of total loans receivable gross of the acquired loan discount was 2.0% at March 31, 2016, compared to 2.1% at December 31, 2015. The ALLL as a percentage of nonaccrual loans was 72.84% at March 31, 2016, compared to 75.23% at December 31, 2015. The ALLL as a percentage of classified loans was 28.64% at March 31, 2016, compared to 29.22% at December 31, 2015. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A quarterly review is completed on purchased credit impaired (“PCI”) loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $3.7 million for the three months ended March 31, 2016 increased from $3.1 million for the same period in 2015. The increase in the three month comparison period was primarily due to an increase in deposit fee income and gain on sale of loans. The increase in deposit fee income was attributable to the acquisition of Metropolitan. The increase in gain on sale of loans was due to an increase in the number of loans sold and the average profit on sales of loans.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, data processing expense, office occupancy expense and other operating expense. Total noninterest expense for the three months ended March 31, 2016 was $15.3 million, which was an increase of $3.1 million or 25.3% from $12.2 million during the same period in 2015. The variances in certain noninterest expense items are further explained in the following paragraphs.

Salaries and Employee Benefits. Salaries and employee benefits increased $1.8 million for the three months ended March 31, 2016, compared to the same period in 2015. The increase was impacted primarily by the increase in personnel attributable to the merger with Metropolitan. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Change
	2016	2015
Salaries	$6,383	$5,292	$1,091
Payroll taxes	680	509	171
Insurance	610	441	169
401(k) plan expenses	95	66	29
Other retirement plans	43	32	11
Stock compensation	437	115	322
Other	2	4	(2)
Total	$8,250	$6,459	$1,791

Net Occupancy Expense. The increase in net occupancy expense during the three months ended March 31, 2016 compared to the same period in 2015 of $494,000 was primarily related to the Metropolitan acquisition.

Data Processing. The increase in data processing expense during the three months ended March 31, 2016 compared to the same period in 2015 of $264,000 was primarily related to conversion expenses paid in 2016 associated with integrating the data processing platforms of Metropolitan to certain of the Company’s data processing platforms.

Advertising and Public Relations. The decrease in advertising and public relations expense during the three months ended March 31, 2016 compared to the same period in 2015 of $184,000 was primarily due to expenses associated with the name change of the bank in the first quarter of 2015. During the first quarter of 2015, the charters of First Federal Bank, First National and Heritage Bank were merged into a single bank charter known as Bear State Bank, N.A.

Other Noninterest Expenses. The increase in other noninterest expenses during the three months ended March 31, 2016 compared to the same period in 2015 of $582,000 was primarily due to expenses related to the acquisition and integration of Metropolitan. The changes in other noninterest expenses are presented below (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
FDIC insurance	$308	$222	$86
Merger and integration	280	15	265
Other	1,684	1,453	231
Total	$2,272	$1,690	$582

Income Taxes. The provision for income taxes was $1.4 million for the three months ended March 31, 2016 compared to $885,000 for the three months ended March 31, 2015. The increase was due to an increase in taxable income.

LENDING ACTIVITIES

Loans Receivable. Changes in loan composition between March 31, 2016 and December 31, 2015, are presented in the following table (dollars in thousands).

	March 31, 2016	December 31, 2015	Increase (Decrease)	% Change

One- to four-family residential	$394,855	$401,036	$(6,181)	(1.5)%
Multifamily residential	79,258	74,226	5,032	6.8
Nonfarm nonresidential	476,006	487,684	(11,678)	(2.4)
Farmland	93,380	94,235	(855)	(0.9)
Construction and land development	117,283	116,015	1,268	1.1
Total real estate loans	1,160,782	1,173,196	(12,414)	(1.1)

Commercial	258,479	246,304	12,175	4.9

Consumer	37,673	38,594	(921)	(2.4)

Total loans receivable	1,456,934	1,458,094	(1,160)	(0.1)
Unearned discounts and net deferred loan costs	654	558	96	17.2
Allowance for loan and lease losses	(14,866)	(14,550)	(316)	2.2

Loans receivable, net	$1,442,722	$1,444,102	$(1,380)	(0.1)%

Total loans receivable decreased $1.4 million at March 31, 2016, compared to December 31, 2015. The change in the Bank’s loan portfolio was primarily due to loans paid off and principal payments made during the period partially offset by loan disbursements. Commercial loans increased 4.9% during the quarter as a result of an increasing emphasis on this line of business.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated (dollars in thousands).

	March 31, 2016		December 31, 2015
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$8,438	0.45%	$6,455	0.34%	$1,983
Multifamily	157	0.01%	230	0.01%	(73)
Nonfarm nonresidential	5,657	0.29%	6,638	0.35%	(981)
Farmland	817	0.04%	973	0.05%	(156)
Construction and land development	871	0.05%	622	0.03%	249
Commercial	4,208	0.22%	4,235	0.22%	(27)
Consumer	260	0.01%	187	0.01%	73

Total nonaccrual loans	20,408	1.07%	19,340	1.01%	1,068

Accruing loans 90 days or more past due	--	--	451	0.02%	(451)

Real estate owned	3,164	0.16%	3,642	0.19%	(478)

Total nonperforming assets	23,572	1.23%	23,433	1.22%	139
Performing restructured loans	281	0.01%	284	0.01%	(3)

Total nonperforming assets and performing restructured loans (1)	$23,853	1.24%	$23,717	1.23%	$136

(1)

The table does not include substandard loans which were judged not to be impaired totaling $31.2 million at March 31, 2016 and $30.2 million at December 31, 2015 or acquired ASC 310-30 purchased credit impaired loans which are considered performing at March 31, 2016.

(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$2,052	10.0%	$2,154	11.1%	$(102)	(1.1)%
Over 90 days past due	5,914	29.0	4,382	22.7	1,532	6.3
30-89 days past due	2,382	11.7	1,527	7.9	855	3.8
Not past due	10,060	49.3	11,277	58.3	(1,217)	(9.0)
	$20,408	100.0%	$19,340	100.0%	$1,068	--

The following table presents nonaccrual loan activity for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015

Balance of nonaccrual loans—beginning of period	$19,340	$9,770
Loans added to nonaccrual status	3,524	756
Net cash payments	(1,567)	(306)
Loans returned to accrual status	(453)	--
Charge-offs to the ALLL	(191)	(69)
Transfers to REO	(245)	(222)

Balance of nonaccrual loans—end of period	$20,408	$9,929

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2015 and March 31, 2016 are presented in the following table (dollars in thousands).

	December 31, 2015	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain	March 31, 2016
One- to four-family residential	$1,125	$266	$--	$(610)	$27	$808
Multifamily	316	--	--	(160)	17	173
Land	1,677	--	(8)	(12)	2	1,659
Nonfarm nonresidential	524	--	--	--	--	524
Total	$3,642	$266	$(8)	$(782)	$46	$3,164

(1)Net sales proceeds include $46,000 of loans made by the Bank to facilitate the sale of real estate owned.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of March 31, 2016 and December 31, 2015, the Bank did not have any assets classified as doubtful or loss.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	March 31, 2016	December 31, 2015	March 31, 2015
Nonaccrual loans	$20,408	$19,340	$9,929
Accruing classified loans	31,507	30,448	25,635
Classified loans	51,915	49,788	35,564
Real estate owned	3,164	3,642	4,719

Total classified assets	$55,079	$53,430	$40,283

Texas Ratio (1)	11.4%	11.6%	9.1%

Classified Assets Ratio (2)	26.7%	26.5%	24.9%

(1)	Defined as the ratio of nonperforming loans and real estate owned to the Bank’s Tier 1 capital plus the ALLL.
(2)	Defined as the ratio of classified assets to the Bank’s Tier 1 capital plus the ALLL.

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

The ALLL consists of general and allocated (also referred to as specific) loan loss components. For loans that are determined to be impaired that are troubled debt restructurings (“TDRs”) and impaired loans where the relationship totals $500,000 or more, a specific loan loss allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than its carrying value. The general loan loss allowance applies to loans that are not impaired and those impaired relationships under $500,000 and is based on historical loss experience adjusted for qualitative factors.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the short fall in relation to the principal and interest owed. Each quarter, classified loans where the borrower’s total loan relationship exceeds $500,000 are evaluated for impairment on a loan-by-loan basis. Nonaccrual loans and TDRs are considered to be impaired loans. TDRs are restructurings in which the Bank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the Bank would not otherwise consider. Impairment is measured quarterly on a loan-by-loan basis for all TDRs and impaired loans where the aggregate relationship balance exceeds $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, if the loan is collateral dependent. Impaired loans under this threshold are aggregated and included in loan pools with their ALLL calculated as described in the following paragraph.

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

The Company considers the ALLL totaling approximately $14.9 million to be appropriate based on evaluations of the management of the Bank of the loan portfolio and the losses inherent in the loan portfolio as of March 31, 2016. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,456,934	$1,039,877
Average loans outstanding	$1,461,091	$1,045,946
Allowance at beginning of period	$14,550	$13,660
Charge-offs:
One- to four-family residential	(90)	(79)
Multifamily residential	(1)	--
Nonfarm nonresidential	(9)	--
Farmland	--	--
Construction and land development	--	--
Commercial	(67)	--
Consumer (1)	(83)	(54)
Purchased credit impaired	(37)	(253)
Total charge-offs	(287)	(386)
Recoveries:
One- to four-family residential	6	20
Multifamily residential	--	--
Nonfarm nonresidential	--	33
Farmland	--	--
Construction and land development	58	101
Commercial	3	3
Consumer (1)	22	31
Purchased credit impaired	25	--
Total recoveries	114	188
Net charge-offs	(173)	(198)
Total provisions for losses	489	300
Allowance at end of period	$14,866	$13,762

ALLL as a percentage of total loans outstanding at end of period (2)	1.0%	1.3%

Net loans charged-off as a percentage of average loans outstanding	0.1%	0.1%

ALLL as a percentage of nonaccrual loans	72.84%	138.6%

(1)

Consumer loan charge-offs include overdraft charge-offs of $74,000 and $51,000 for the three months ended March 31, 2016 and 2015, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $22,000 and $14,000 for the three months ended March 31, 2016 and 2015, respectively.

(2)

The allowance for loan losses plus the discount on acquired loans as a percentage of total loans outstanding gross of the acquired loan discount was 2.0% and 2.2% at March 31, 2016 and 2015, respectively.

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

	March 31,
	2016		2015
	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$3,795	26.89%	$4,219	29.90%
Multifamily residential	787	5.44	633	4.97
Nonfarm nonresidential	3,306	32.03	3,970	31.47
Farmland	665	6.40	487	4.82
Construction and land development	1,571	7.91	1,070	9.39
Commercial	3,145	17.67	1,659	14.56
Consumer	176	2.58	107	3.13
Purchased credit impaired	1,421	1.08	1,617	1.76
Total	$14,866	100.00%	$13,762	100.00%

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities available for sale (dollars in thousands).

	March 31, 2016	December 31, 2015	Increase (Decrease)

U.S. Treasuries and Government agencies	$46,607	$49,500	$(2,893)
Municipal securities	62,862	63,933	(1,071)
Residential mortgage-backed securities	75,674	85,152	(9,478)
Total	$185,143	$198,585	$(13,442)

The overall yield of the investment portfolio was 1.99% as of March 31, 2016 and 2.06% as of December 31, 2015.

DEPOSITS

Changes in the composition of deposits between March 31, 2016 and December 31, 2015, are presented in the following table (dollars in thousands).

	March 31, 2016	December 31, 2015	Increase (Decrease)	% Change

Checking accounts	$694,172	$713,546	$(19,374)	(2.7)%
Money market accounts	222,814	220,589	2,225	1.0
Savings accounts	163,596	160,307	3,289	2.1
Certificates of deposit	530,136	513,241	16,895	3.3

Total deposits	$1,610,718	$1,607,683	$3,035	0.2%

The decrease in checking deposits is due, in part, to management’s efforts to reduce unprofitable to marginally profitable accounts along with seasonal fluctuations in account balances.  The increase in certificates of deposit was primarily related to public fund certificates being originated during the quarter.

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

At March 31, 2016 and December 31, 2015, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below. At March 31, 2016, the Company had no interests in non-consolidated special purpose entities.

	March 31, 2016	December 31, 2015

Commitments to extend or originate loans	$52,952	$44,153
Rate lock agreements with customers	22,226	10,893
Funded mortgage loans committed to sell	10,103	7,326
Unadvanced portion of construction loans	65,053	50,109
Unused lines of credit	163,770	131,940
Revolving credit card unused credit	5,491	5,414
Standby letters of credit	3,159	3,220
Overdraft protection limits	16,741	20,426

Total unfunded commitments to originate loans for sale and the related commitments to sell included above totaled $2.7 million at March 31, 2016, all of which meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at March 31, 2016.

Historically, a very small percentage of predetermined overdraft limits have been used. At March 31, 2016, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.5% of the limit.

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

In order to maintain proper levels of liquidity, the Bank has several sources of funds available. Generally the Bank relies on cash on hand and due from banks, federal funds sold, cash flow generated by the repayment of principal and interest on and/or the sale of loans and securities and deposits as its primary sources of funds for continuing operations, to fund loans and leases, and acquire investment securities and other assets. Commercial, consumer and public funds customers in our local markets are the principal deposit sources utilized.

At March 31, 2016, the Bank’s unused borrowing availability primarily consisted of (1) $145.2 million of available borrowing capacity with the FHLB, (2) $70.1 million of investment securities available to pledge for federal funds or other borrowings and (3) $78.0 million of available unsecured federal funds borrowing lines. In addition, at March 31, 2016, the Company had available borrowing capacity of $5.4 million with an unaffiliated bank.

At March 31, 2016, the Company’s consolidated liquidity ratio was approximately 8.0% which represents liquid assets as a percentage of deposits and short-term borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 19.1%, which represents liquid assets plus borrowing capacity with the FHLB and correspondent banks as a percentage of deposit and short-term borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy the current and projected operations of the Company and the Bank.

At March 31, 2016, the Company’s leverage, common equity tier 1, tier 1 risk-based and total risk-based capital ratios were 9.16%, 10.65%, 10.65% and 11.58%, respectively, compared to capital adequacy requirements of 4%, 4.5%, 6% and 8%, respectively. See Note 17 to the Unaudited Condensed Consolidated Financial Statements – “Regulatory Matters” for more information about the Company’s and the Bank’s capital requirements and ratios.

The agreement governing the Company’s revolving credit facility with an unaffiliated bank contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, engage in mergers and acquisitions or other assets, dispose of assets, pay dividends and repurchase or redeem capital stock, make changes in management, and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 75%, a maximum classified asset ratio of 50% and Tier 1 Leverage ratio of 8%. At March 31, 2016, the Company was in compliance with the applicable covenants imposed by the loan agreement.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the SEC and other oral and written statements or reports by the Company, the Bank or the management thereof, include certain forward-looking statements that are intended to come within the safe harbor afforded by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements presented herein with respect to, among other things, the Company’s or the Bank’s plans, objectives, expectations and intentions, pending and potential mergers or acquisitions, anticipated changes in noninterest expenses in future periods, changes in earnings, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, asset, and earnings growth, growth in new and existing customer relationships, potential resolution of litigation or other disputes, our intentions with respect to our investment securities, the payment of dividends and financial and other goals and plans are forward looking. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “will,” “should,” and similar expressions, or the negative thereof, as they relate to the Company, the Bank or the management thereof, are intended to identify forward-looking statements.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, assumptions and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, general economic, capital market, credit market and real estate market conditions, competitive factors, strategic actions, including integrating or managing acquisitions, failure of assumptions underlying the establishment of our allowance for loan and lease losses, legislative and regulatory changes, and disruptions to our technology network. Additionally, other risks and uncertainties are described in the Company’s Annual Report on Form 10-K as filed with the SEC on March 11, 2016. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

As of March 31, 2016, the model simulations projected that 100, 200 and 300 basis point increases in interest rates would result in variances in net interest income of 0.68%, 1.04% and 1.02%, respectively, relative to the base case over the next twelve months and decreases in interest rates of 100 basis points would result in a negative variance in net interest income of (0.15)% relative to the base case over the next twelve months.  The likelihood of a 100 basis point decrease in interest rates as of March 31, 2016 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous, parallel and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

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

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2016	--	--	--	$1,743,894
February 1 to February 29, 2016	453,182	$8.10	5,114	$1,700,432
March 1 to March 31, 2016	--	--	--	$1,700,432

The Company’s board of directors approved a stock repurchase program on March 13, 2015 and subsequently amended it on June 19, 2015, whereby the Company is authorized to repurchase up to $2 million of its common stock (the “Repurchase Program”). As of March 31, 2016, there remained approximately $1.7 million of additional repurchase authority under the Repurchase Program. On April 20, 2016, the Company’s board of directors approved an extension of the Repurchase Program, until the earlier to occur of (i) the repurchase authority under the Repurchase Program (subject to subsequent increases by the board) has been expended or (ii) the board’s determination and action to terminate the Repurchase Program. Additionally, on April 20, 2016, the board increased the repurchase authority under the Repurchase Program to $2 million. Prior to such approval, the Repurchase Program had remaining repurchase authority of approximately $1.7 million.

On February 3, 2016, the Company purchased through one broker in an unsolicited single block trade 448,068 shares of its common stock for a cash purchase price of $8.05 per share, or an aggregate purchase price for all of the shares of approximately $3.6 million. This repurchase was approved by the board of directors of the Company, including all of the independent directors, and is in addition to, and did not reduce, the remaining capacity under the Company’s existing repurchase program.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR STATE FINANCIAL, INC.

Date: May 6, 2016	By:	/s/ Mark McFatridge
Mark McFatridge
Chief Executive Officer

Date: May 6, 2016	By:	/s/ Sherri Billings
Sherri Billings
Chief Financial and Accounting Officer

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