Form 10-Q
period 2016-06-30
BEAR STATE FINANCIAL, INC.
filed 2016-08-05
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Registrant's telephone number, including area code: (501) 975-6033

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 29, 2016, there were issued and outstanding 37,591,543 shares of the Registrant's Common Stock, par value $.01 per share.

BEAR STATE FINANCIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$99,872	$52,131
Interest-bearing time deposits in banks	6,211	10,930
Federal funds sold	--	18
Investment securities—
Available for sale, at fair value	191,511	198,585
Held to maturity, at amortized cost	1,038	--
Other investment securities, at cost	11,687	9,563
Loans receivable, net of allowance of $14,751 and $14,550, respectively	1,468,638	1,444,102
Loans held for sale	15,168	7,326
Accrued interest receivable	6,166	6,157
Real estate owned - net	2,190	3,642
Office properties and equipment – net	56,109	63,641
Office properties and equipment held for sale	6,701	--
Cash surrender value of life insurance	56,435	52,602
Goodwill	40,196	40,196
Core deposit intangible – net	10,863	11,374
Deferred tax asset, net	13,829	16,713
Prepaid expenses and other assets	4,101	3,236

TOTAL	$1,990,715	$1,920,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest bearing deposits	$255,648	$234,879
Interest bearing deposits	1,385,602	1,372,804
Total deposits	1,641,250	1,607,683
Short term borrowings	14,964	12,075
Other borrowings	98,182	72,380
Other liabilities	7,785	4,921

Total liabilities	1,762,181	1,697,059

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—5,000,000 shares authorized; none issued at June 30, 2016 or December 31, 2015	--	--
Common stock, $0.01 par value—100,000,000 shares authorized; 37,589,543 and 37,987,722 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	376	380
Additional paid-in capital	208,829	211,817
Accumulated other comprehensive income	1,809	386
Retained earnings	17,520	10,574

Total stockholders’ equity	228,534	223,157

TOTAL	$1,990,715	$1,920,216

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
INTEREST INCOME:
Loans receivable	$17,519	$12,576	35,205	$25,780
Investment securities:
Taxable	474	345	1,010	643
Nontaxable	462	522	947	1,030
Other	80	80	164	176
Total interest income	18,535	13,523	37,326	27,629

INTEREST EXPENSE:
Deposits	1,608	1,284	3,123	2,588
Other borrowings	327	279	675	503

Total interest expense	1,935	1,563	3,798	3,091

NET INTEREST INCOME	16,600	11,960	33,528	24,538

PROVISION FOR LOAN LOSSES	533	300	1,022	600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,067	11,660	32,506	23,938

NONINTEREST INCOME:
Net gain (loss) on sales of investment securities	--	--	(2)	88
Deposit fee income	2,236	1,904	4,387	3,643
Earnings on life insurance policies	421	372	833	738
Gain on sales of loans	1,291	890	2,086	1,527
Other	363	231	682	512

Total noninterest income	4,311	3,397	7,986	6,508

NONINTEREST EXPENSES:
Salaries and employee benefits	7,857	5,545	16,107	12,004
Net occupancy expense	1,898	1,363	3,825	2,798
Real estate owned, net	(27)	(127)	2	(90)
FDIC insurance	338	216	646	437
Amortization of intangible assets	255	156	511	312
Data processing	1,405	1,542	2,839	2,711
Professional fees	525	380	1,133	1,130
Advertising and public relations	369	574	865	1,253
Postage and supplies	325	331	616	566
Other	2,044	1,293	3,779	2,387

Total noninterest expenses	14,989	11,273	30,323	23,508

INCOME BEFORE INCOME TAXES	5,389	3,784	10,169	6,938

INCOME TAX PROVISION	847	1,253	2,284	2,138

NET INCOME	$4,542	$2,531	$7,885	$4,800

Basic earnings per common share	$0.12	$0.08	$0.21	$0.14

Diluted earnings per common share	$0.12	$0.08	$0.21	$0.14

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Net income	$4,542	$2,531	$7,885	$4,800
Other comprehensive income:
Unrealized holding gains (losses) on investment securities arising during the period	1,265	(1,533)	2,305	(786)
Less: reclassification adjustments for realized loss (gain) included in net income	--	--	2	(88)
Other comprehensive income, before tax effect	1,265	(1,533)	2,307	(874)
Tax effect	(485)	587	(884)	335
Other comprehensive income	780	(946)	1,423	(539)
COMPREHENSIVE INCOME	$5,322	$1,585	$9,308	$4,261

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(In thousands, except share data)

(Unaudited)

	Issued Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Stockholders’ Equity
BALANCE – January 1, 2016	37,987,722	$380	$211,817	$386	$10,574	$223,157

Net income	--	--	--	--	7,885	7,885
Other comprehensive income	--	--	--	1,423	--	1,423
Shares issued – restricted stock unit vesting	38,671	--	--	--	--	--
Shares issued – stock options exercised	16,332	--	106	--	--	106
Stock compensation	--	--	574	--	--	574
Dividends distributed - $0.025 per common share	--	--	--	--	(939)	(939)
Repurchase of common stock	(453,182)	(4)	(3,668)	--	--	(3,672)

BALANCE – June 30, 2016	37,589,543	$376	$208,829	$1,809	$17,520	$228,534

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES:
Net income	$7,885	$4,800
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,022	600
Provision for real estate losses	12	3
Deferred tax provision	2,891	2,258
Deferred tax valuation allowance	(897)	(120)
Net amortization of premiums on investment securities	552	179
Federal Home Loan Bank stock dividends	(16)	(4)
Gain on sales of fixed assets, net	(1)	--
Impairment loss on fixed assets held for sale	347	--
Gain on sales of real estate owned and repossessed assets, net	(128)	(200)
Loss (gain) on sales of investment securities, net	2	(88)
Originations of loans held for sale	(79,100)	(59,146)
Proceeds from sales of loans held for sale	73,344	54,506
Gain on sales of loans originated to sell	(2,086)	(1,527)
Depreciation	1,955	1,338
Amortization of deferred loan costs, net	306	123
Accretion of purchased loans, net	(1,476)	(1,900)
Amortization of other intangible assets	511	312
Stock compensation	574	136
Earnings on life insurance policies	(833)	(738)
Changes in operating assets and liabilities:
Accrued interest receivable	(9)	(90)
Prepaid expenses and other assets	(834)	1,637
Other liabilities	207	(1,316)

Net cash provided by operating activities	4,228	763

INVESTING ACTIVITIES:
Net decrease in federal funds sold	18	--
Purchases of interest-bearing time deposits in banks	(249)	--
Redemptions of interest-bearing time deposits in banks	4,968	1,243
Purchases of investment securities available for sale (“AFS”)	(36,960)	(32,125)
Proceeds from sales of investment securities AFS	8,089	2,082
Proceeds from maturities/calls/paydowns of investment securities AFS	39,317	19,163
Redemptions of Federal Home Loan Bank stock	1,199	605
Purchases of Federal Home Loan Bank stock	(2,299)	(423)
Redemptions of Federal Reserve Bank stock	790	907
Purchases of Federal Reserve Bank stock	(1,798)	(3,332)
Loan (disbursements) repayments, net	(23,654)	894
Loan participations purchased	(1,529)	(350)
Proceeds from sales of real estate owned and repossessed assets	2,338	2,352
Proceeds from sales of office properties and equipment	1	--
Purchases of office properties and equipment	(1,471)	(2,118)
Purchases of bank owned life insurance	(3,000)	(773)

Net cash used in investing activities	(14,240)	(11,875)

(Continued)

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$33,567	$(54,997)
Proceeds from advances from Federal Home Loan Bank	67,745	21,551
Repayment of advances from Federal Home Loan Bank	(45,981)	(23,055)
Proceeds from other borrowings	4,800	800
Repayment of other borrowings	(762)	(513)
Net increase (decrease) in short term borrowings	2,889	(8,553)
Proceeds from exercise of stock options	106	--
Repurchase of common stock	(3,672)	(20)
Dividends distributed	(939)	--

Net cash provided by (used in) financing activities	57,753	(64,787)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,741	(75,899)

CASH AND CASH EQUIVALENTS:
Beginning of period	52,131	113,086

End of period	$99,872	$37,187

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,790	$3,127

Cash received for income tax refunds	$--	$2,135

Cash paid for income taxes	$580	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$795	$1,017

Sales of real estate owned financed by the Bank	$46	$242

Investment securities purchased—not settled	$2,657	$--

See notes to unaudited condensed consolidated financial statements.	(Concluded)

BEAR STATE FINANCIAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank (the “Bank”), is a community oriented bank providing a broad line of financial products to individuals and business customers.  As of June 30, 2016, the Bank operated 49 branches and four loan production offices throughout Arkansas, Missouri and Southeast Oklahoma.

The Company completed its merger with First National Security Company (“FNSC”) and the accompanying acquisition of FNSC’s subsidiaries, including First National Bank of Hot Springs (“First National”) and Heritage Bank, N.A. (“Heritage Bank”), on June 13, 2014. On February 13, 2015, First Federal Bank, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. On October 1, 2015, the Company completed its acquisition of Metropolitan National Bank (“Metropolitan”). On February 19, 2016, Metropolitan was merged into the Bear State Bank, N.A. charter. Except as the context otherwise requires, any reference in this Quarterly Report on Form 10-Q to the “Bank” means (i) with respect to the period between January 1, 2015 through February 12, 2015, First Federal Bank, First National and Heritage Bank, collectively; (ii) with respect to the period from February 13, 2015 through September 30, 2015 or the period from February 19, 2016 through the date hereof, Bear State Bank, N.A.; and (iii) with respect to the period from October 1, 2015 through February 18, 2016, Bear State Bank, N.A. and Metropolitan, collectively. Effective June 28, 2016, the Bank converted from a national bank supervised by the Office of the Comptroller of the Currency to a state chartered bank jointly supervised by the Arkansas State Bank Department and the Board of Governors of the Federal Reserve Bank. In connection with the charter change, the name of Bear State Bank, N.A. changed to Bear State Bank.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.

Operating Segments—The Company consolidated its subsidiary banks into one bank during the first quarter of 2016 and its operations are organized on a regional basis upon which management makes decisions regarding how to allocate resources and assess performance. Each region provides a group of similar community banking products and services, including loans, time deposits, and checking and savings accounts. The individual regions have similar operating and economic characteristics and are reported as one aggregated operating segment.

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

The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The unaudited condensed consolidated financial statements of the Company and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, contained in the Company’s 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet of the Company as of December 31, 2015, included herein has been derived from the audited consolidated balance sheet of the Company as of that date.

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share. This ASU permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, there is diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments in this ASU became effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption. The adoption of this ASU on January 1, 2016, did not have a material impact on the Company’s financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU became effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The adoption of this ASU on January 1, 2016, did not have a material impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU applies to all leases and is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The previous standards did not require lessees to recognize operating leases on the balance sheet. This ASU provides for accounting requirements so that lessees will be required to recognize the rights and obligations associated with operating leases. The guidance on lessor accounting was not fundamentally changed with this ASU. For public entities, ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, however, early adoption is permitted. The Company is in the process of evaluating the impact this ASU will have on its financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Current U.S. GAAP requires an incurred loss methodology for recognizing credit losses that delays loss recognition until it is probable that a loss has been incurred. The amendments in this ASU replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. For public entities that are SEC filers, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. An entity will apply the amendments in this ASU through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is in the process of evaluating the impact this ASU will have on its financial statements.

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

4.	INVESTMENT SECURITIES

Investment securities consisted of the following as of the dates indicated (in thousands):

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$24,176	$31	$--	$24,207
Municipal securities	68,769	1,316	(21)	70,064
Residential mortgage-backed securities	95,634	1,632	(26)	97,240

Total available for sale	$188,579	$2,979	$(47)	$191,511

Held to maturity
Municipal securities	$1,038	$--	$--	$1,038

Total held to maturity	$1,038	$--	$--	$1,038

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$49,612	$5	$(117)	$49,500
Municipal securities	63,276	717	(60)	63,933
Residential mortgage-backed securities	85,072	647	(567)	85,152

Total available for sale	$197,960	$1,369	$(744)	$198,585

The mortgage-backed portfolios at June 30, 2016 and December 31, 2015 were composed entirely of residential mortgage-backed securities issued or guaranteed by GNMA, FNMA or FHLMC.

The following tables summarize the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$3,243	$20	$255	$1	$3,498	$21
Residential mortgage-backed securities	9,143	26	--	--	9,143	26

Total	$12,386	$46	$255	$1	$12,641	$47

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$46,805	$117	$--	$--	$46,805	$117
Municipal securities	4,741	32	2,707	28	7,448	60
Residential mortgage-backed securities	57,561	567	--	--	57,561	567

Total	$109,107	$716	$2,707	$28	$111,814	$744

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

The Company has pledged investment securities with carrying values of approximately $107.7 million at June 30, 2016 and $119.1 million at December 31, 2015, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $15.0 million at June 30, 2016 and $12.1 million at December 31, 2015, for securities sold under agreements to repurchase.

The following table sets forth the amount (dollars in thousands) of investment securities that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2016. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	June 30, 2016
	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Rate	Amortized Cost	Fair Value	Weighted Average Rate

Within one year	$22,691	$22,715	0.77%	$--	$--	--
Due from one year to five years	22,437	22,633	1.93%	--	--	--
Due from five years to ten years	16,604	17,096	2.95%	--	--	--
Due after ten years	31,213	31,827	2.96%	1,038	1,038	3.00%
	92,945	94,271	2.18%	1,038	1,038	3.00%
Residential mortgage-backed securities	95,634	97,240	2.24%	--	--	--
Total	$188,579	$191,511	2.21%	$1,038	$1,038	3.00%

As of June 30, 2016 and December 31, 2015, investments with amortized cost totaling approximately $65.9 million and $68.4 million, respectively, have call options held by the issuer, of which approximately $24.9 million and $26.1 million, respectively, are or were callable within one year.

Sales of investment securities available for sale are summarized as follows (in thousands):

	Six Months Ended June 30,
	2016	2015

Sales proceeds	$8,089	$2,082

Gross realized gains	$98	$88
Gross realized losses	(100)	--
Net gains (losses) on sales of investment securities	$(2)	$88

5.	LOANS RECEIVABLE

Loans receivable consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Real estate:
One- to four-family residential	$390,066	$401,036
Multifamily residential	80,334	74,226
Nonfarm nonresidential	477,278	487,684
Farmland	92,452	94,235
Construction and land development	124,369	116,015
Commercial	281,874	246,304
Consumer	36,339	38,594
Total loans receivable	1,482,712	1,458,094
Unearned discounts and net deferred loan costs	677	558
Allowance for loan and lease losses	(14,751)	(14,550)

Loans receivable—net	$1,468,638	$1,444,102

Loan Origination and Underwriting – The Bank employs several tools to manage risk in its loan portfolio. Prior to origination, a borrower’s ability to repay is analyzed by reviewing financial information with a comparison of the sustainability of these cash flows to the proposed loan terms, with consideration given to possible changes in underlying business and economic conditions. The financial strength and support offered by any guarantors to the loan is evaluated and any collateral offered is assessed using internal and external valuation resources. Finally, the credit request is compared against the Bank’s Board approved written lending policies and standards. The ongoing risk in the loan portfolio is managed through regularly reviewing loans to assess key credit elements, providing for an adequate allowance for loan losses and diversifying the portfolio based on certain metrics including industry and collateral types, loan purpose and underlying source of repayment.

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

Commercial Loans – This portfolio includes loans with funds used for commercial purposes including loans to finance enterprise, including agricultural, working capital needs; equipment purchases; accounts receivable and inventory and other similar business needs. The risk of loans in this category is driven by the cash flow and creditworthiness of the borrowers, the monitoring of which occurs through the ongoing analysis of interim financial information. Also, the terms of these loans are generally shorter than credits secured by real estate, helping to reduce the impact of changes in interest rates on the Bank’s interest rate sensitivity position.

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

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at June 30, 2016 and December 31, 2015 were $15.2 million and $20.4 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the periods ended June 30, 2016 and 2015 was not significant.

As of June 30, 2016 and December 31, 2015, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $29.4 million and $33.1 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas (“FHLB”) and were pledged for outstanding advances or available for future advances. The Bank also pledged substantially all of its remaining loans at June 30, 2016 and December 31, 2015 under a blanket lien with the FHLB.

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

	June 30, 2016	December 31, 2015	June 30, 2015
One- to four-family residential	$2,951	$3,189	$4,049
Nonfarm nonresidential	9,446	9,886	9,299
Farmland	62	70	84
Construction and land development	1,932	2,127	3,212
Commercial	586	1,012	1,130
Consumer	62	63	84
Total carrying value of PCI loans	$15,039	$16,347	$17,858
Outstanding principal balance of PCI loans	$19,313	$20,289	$20,913

The following table documents changes for the six months ended June 30, 2016 and 2015 to the amount of accretable yield on loans evaluated in accordance with the provisions of FASB ASC Topic 310-30 (in thousands).

	2016	2015
Balance at January 1	$1,370	$2,165
Accretion	(424)	(569)
Adjustments to accretable differences due to:
Reclassification from nonaccretable difference	573	142
Changes in expected cash flows that do not affect nonaccretable differences	(582)	(41)
Transfers to real estate owned	--	7
Balance at June 30	$937	$1,704

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans are presented below (in thousands):

June 30, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$3,037	$2,778	$384,251	$390,066
Multifamily residential	--	--	80,334	80,334
Nonfarm nonresidential	574	4,354	472,350	477,278
Farmland	19	671	91,762	92,452
Construction and land development	133	572	123,664	124,369
Commercial	500	3,605	277,769	281,874
Consumer	243	87	36,009	36,339
Total	$4,506	$12,067	$1,466,139	$1,482,712

December 31, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$6,051	$3,363	$391,622	$401,036
Multifamily residential	125	67	74,034	74,226
Nonfarm nonresidential	1,060	2,646	483,978	487,684
Farmland	42	668	93,525	94,235
Construction and land development	148	510	115,357	116,015
Commercial	1,722	336	244,246	246,304
Consumer	489	140	37,965	38,594
Total	$9,637	$7,730	$1,440,727	$1,458,094

As of June 30, 2016 and December 31, 2015, there were $1.5 million and $1.0 million, respectively, of PCI loans acquired in the merger with FNSC that were 90 days or more past due and accruing and there were two non-PCI loans totaling $451,000 past due 90 days and still accruing at December 31, 2015. Restructured loans totaled $1.5 million and $1.7 million as of June 30, 2016 and December 31, 2015, respectively, with $1.2 million and $1.4 million of such restructured loans on nonaccrual status at June 30, 2016 and December 31, 2015, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

June 30, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$929	$2,293	$4,561	$7,783
Multifamily	--	--	149	149
Nonfarm nonresidential	344	3,576	1,699	5,619
Farmland	--	671	144	815
Construction and land development	15	479	7	501
Commercial	270	3,446	480	4,196
Consumer	40	85	114	239
Total	$1,598	$10,550	$7,154	$19,302

December 31, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,419	$2,868	$2,168	$6,455
Multifamily	--	67	163	230
Nonfarm nonresidential	136	1,742	4,760	6,638
Farmland	--	668	305	973
Construction and land development	6	432	184	622
Commercial	23	325	3,887	4,235
Consumer	14	132	41	187
Total	$1,598	$6,234	$11,508	$19,340

As of June 30, 2016 and December 31, 2015, there were $2.0 million and $1.8 million, respectively, of loans in the process of foreclosure.

The following tables summarize information pertaining to impaired loans as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 (in thousands). The tables below do not include ASC 310-30 PCI loans which are disclosed separately above.

	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$249	$234	$77	$430	$312	$83
Nonfarm nonresidential	895	706	131	2,728	2,395	522
Farmland	--	--	--	616	473	112
Construction and land development	--	--	--	215	211	89
Commercial	3,269	3,261	685	1,153	1,150	250
Consumer	5	5	5	5	5	5
	4,418	4,206	898	5,147	4,546	1,061

Impaired loans without a valuation allowance:
One- to four-family residential	9,866	7,751	--	7,605	6,348	--
Multifamily	156	149	--	282	230	--
Nonfarm nonresidential	6,215	4,913	--	5,352	4,243	--
Farmland	1,255	815	--	796	499	--
Construction and land development	755	578	--	686	490	--
Commercial	1,145	935	--	3,293	3,085	--
Consumer	246	234	--	188	183	--
	19,638	15,375	--	18,202	15,078	--
Total impaired loans	$24,056	$19,581	$898	$23,349	$19,624	$1,061

	Three Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$443	$1	$901	$2
Nonfarm nonresidential	715	--	2,179	--
Farmland	--	--	480	--
Construction and land development	83	--	106	--
Commercial	3,261	--	--	--
Consumer	5	--	15	--
	4,507	1	3,681	2

Impaired loans without a valuation allowance:
One- to four-family residential	7,870	--	4,345	--
Multifamily	153	--	--	--
Nonfarm nonresidential	4,924	--	929	--
Farmland	817	--	250	--
Construction and land development	681	2	527	1
Commercial	942	--	576	--
Consumer	245	--	104	--
	15,632	2	6,731	1
Total impaired loans	$20,139	$3	$10,412	$3

Interest based on original terms		$299		$189

Interest income recognized on a cash basis on impaired loans		$--		$--

	Six Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$399	$3	$1,002	$4
Nonfarm nonresidential	1,275	--	2,194	--
Farmland	158	--	481	--
Construction and land development	126	--	126	--
Commercial	2,557	--	--	--
Consumer	5	--	15	--
	4,520	3	3,818	4

Impaired loans without a valuation allowance:
One- to four-family residential	7,362	--	4,309	1
Multifamily	179	--	--	--
Nonfarm nonresidential	4,697	--	915	--
Farmland	711	--	250	--
Construction and land development	617	3	531	3
Commercial	1,656	--	486	--
Consumer	224	--	75	--
	15,446	3	6,566	4
Total impaired loans	$19,966	$6	$10,384	$8

Interest based on original terms		$604		$389

Interest income recognized on a cash basis on impaired loans		$--		$--

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

Based on analyses performed at June 30, 2016 and December 31, 2015, the risk categories of loans are as follows (in thousands):

	June 30, 2016
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$372,940	$179	$16,947	$390,066
Multifamily residential	80,185	--	149	80,334
Nonfarm nonresidential	454,468	13	22,797	477,278
Farmland	90,077	--	2,375	92,452
Construction and land development	123,133	85	1,151	124,369
Commercial	275,834	3	6,037	281,874
Consumer	35,979	--	360	36,339
Total	$1,432,616	$280	$49,816	$1,482,712

	December 31, 2015
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$384,193	$1,098	$15,745	$401,036
Multifamily residential	74,063	--	163	74,226
Nonfarm nonresidential	462,552	10	25,122	487,684
Farmland	91,665	1,095	1,475	94,235
Construction and land development	114,534	91	1,390	116,015
Commercial	240,209	501	5,594	246,304
Consumer	38,283	12	299	38,594
Total	$1,405,499	$2,807	$49,788	$1,458,094

As of June 30, 2016 and December 31, 2015, the Bank did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of June 30, 2016 and December 31, 2015 (dollars in thousands):

June 30, 2016	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$202	6	$331	8	$533
Nonfarm nonresidential	--	--	3	435	3	435
Farmland	--	--	1	250	1	250
Construction and land development	1	77	2	227	3	304
Consumer	--	--	1	5	1	5

Total	3	$279	13	$1,248	16	$1,527

December 31, 2015	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$205	6	$450	8	$655
Nonfarm nonresidential	--	--	3	461	3	461
Farmland	--	--	1	250	1	250
Construction and land development	1	79	2	242	3	321
Commercial	--	--	1	21	1	21
Consumer	--	--	1	5	1	5

Total	3	$284	14	$1,429	17	$1,713

No loans receivable were restructured as TDRs during the three or six months ended June 30, 2015. Loans receivable that were restructured as TDRs during the three and six months ended June 30, 2016 were as follows (dollars in thousands):

	Three and Six Months Ended June 30, 2016
		Balance		Nature of Modification
	Number of Loans	Prior to TDR	Balance at June 30, 2016	Payment Term (1)	Other
Commercial	1	$35	$--	$35	$--

Total	1	$35	$--	$35	$--

_____________________________________

(1)	Concessions represent skipped payments, maturity date extensions or amortization term extensions.

There were no loans receivable for which a payment default occurred during the three or six months ended June 30, 2016 or 2015 that had been modified as a TDR within 12 months or less of the payment default.

6.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three months ended June 30, 2016 and 2015 (in thousands):

	April 1, 2016	Provision (Reversals)	Charge-offs	Recoveries	June 30, 2016

One- to four-family residential	$3,795	$160	$(79)	$16	$3,892
Multifamily residential	787	(8)	--	--	779
Nonfarm nonresidential	3,306	(160)	--	--	3,146
Farmland	665	51	--	--	716
Construction and land development	1,571	(3)	--	1	1,569
Commercial	3,145	467	(11)	2	3,603
Consumer	176	62	(86)	22	174
Purchased credit impaired	1,421	(36)	(539)	26	872
Total	$14,866	$533	$(715)	$67	$14,751

	April 1, 2015	Provision (Reversals)	Charge-offs	Recoveries	June 30, 2015

One- to four-family residential	$4,219	$64	$(134)	$16	$4,165
Multifamily residential	633	(52)	--	--	581
Nonfarm nonresidential	3,970	(90)	--	--	3,880
Farmland	487	31	--	--	518
Construction and land development	1,070	59	(10)	2	1,121
Commercial	1,659	109	--	(3)	1,765
Consumer	107	69	(80)	25	121
Purchased credit impaired	1,617	110	(24)	--	1,703
Total	$13,762	$300	$(248)	$40	$13,854

The tables below provide a rollforward of the ALLL by portfolio segment for the six months ended June 30, 2016 and 2015 (in thousands):

	January 1, 2016	Provision (Reversals)	Charge-offs	Recoveries	June 30, 2016

One- to four-family residential	$3,870	$169	$(169)	$22	$3,892
Multifamily residential	665	115	(1)	--	779
Nonfarm nonresidential	3,599	(444)	(9)	--	3,146
Farmland	714	2	--	--	716
Construction and land development	1,456	54	--	59	1,569
Commercial	2,565	1,111	(78)	5	3,603
Consumer	166	133	(169)	44	174
Purchased credit impaired	1,515	(118)	(576)	51	872
Total	$14,550	$1,022	$(1,002)	$181	$14,751

	January 1, 2015	Provision (Reversals)	Charge-offs	Recoveries	June 30, 2015

One- to four-family residential	$4,488	$(146)	$(213)	$36	$4,165
Multifamily residential	791	(210)	--	--	581
Nonfarm nonresidential	4,243	(396)	--	33	3,880
Farmland	342	176	--	--	518
Construction and land development	1,023	5	(10)	103	1,121
Commercial	2,315	(550)	--	--	1,765
Consumer	101	98	(134)	56	121
Purchased credit impaired	357	1,623	(277)	--	1,703
Total	$13,660	$600	$(634)	$228	$13,854

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of June 30, 2016 and December 31, 2015 (in thousands):

	Allowance for Loan and Lease Losses			Loan Balances
June 30, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$77	$3,815	$288	$7,985	$379,130	$2,951
Multifamily residential	--	779	--	149	80,185	--
Nonfarm nonresidential	131	3,015	425	5,619	462,213	9,446
Farmland	--	716	--	815	91,575	62
Construction and land development	--	1,569	21	578	121,859	1,932
Commercial	685	2,918	138	4,196	277,092	586
Consumer	5	169	--	239	36,038	62
Total	$898	$12,981	$872	$19,581	$1,448,092	$15,039

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$83	$3,787	$381	$6,660	$391,187	$3,189
Multifamily residential	--	665	--	230	73,996	--
Nonfarm nonresidential	522	3,077	552	6,638	471,160	9,886
Farmland	112	602	--	972	93,193	70
Construction and land development	89	1,367	21	701	113,187	2,127
Commercial	250	2,315	561	4,235	241,057	1,012
Consumer	5	161	--	188	38,343	63
Total	$1,061	$11,974	$1,515	$19,624	$1,422,123	$16,347

A summary of the activity in the allowance for losses on real estate owned is as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Balance—beginning of period	$4,257	$6,568	$4,268	$6,575

Provisions for estimated losses	4	3	12	3
Losses charged off	(436)	(1,929)	(455)	(1,936)

Balance—end of period	$3,825	$4,642	$3,825	$4,642

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015

Land and land improvements	$10,986	$12,701
Buildings and improvements	47,969	53,742
Furniture and equipment	13,576	13,372
Automobiles and other	841	823

Total	73,372	80,638

Accumulated depreciation	(17,263)	(16,997)

Office properties and equipment—net	$56,109	$63,641

Depreciation expense for the six months ended June 30, 2016 and 2015 was approximately $2.0 million and $1.3 million, respectively.

At June 30, 2016, office properties and equipment held for sale included 10 properties with a carrying value of $6.7 million. Office properties held for sale are carried at the lower of carrying amount or fair value less estimated costs to sell. An impairment charge of $0.3 million was recognized on these properties during the quarter ended June 30, 2016.

8.	GOODWILL AND CORE DEPOSIT INTANGIBLE - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. At June 30, 2016, goodwill consisted of $25.7 million related to the FNSC acquisition which is not deductible for tax purposes and $14.5 million related to the Metropolitan acquisition which is deductible for tax purposes. The Company’s core deposit intangible is related to the core deposit premiums of First National, Heritage Bank and Metropolitan. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangible for the periods ended June 30, 2016 and December 31, 2015, were as follows (in thousands):

	June 30, 2016	December 31, 2015

Balance—beginning of period	$11,374	$7,338

Metropolitan acquisition	--	4,760
Amortization expense	(511)	(724)

Balance—end of period	$10,863	$11,374

The Company’s projected amortization expense for the remainder of 2016 is approximately $510,000 and approximately $1.0 million in each of the years ending December 31, 2017 through 2021, and $5.3 million thereafter.

9.	DEPOSITS

Deposits as of June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015

Checking accounts	$728,181	$713,546
Money market accounts	206,509	220,589
Savings accounts	166,667	160,307
Certificates of deposit	539,893	513,241

Total	$1,641,250	$1,607,683

Overdrafts of checking accounts of $471,000 and $620,000 at June 30, 2016 and December 31, 2015, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of June 30, 2016 and December 31, 2015, the Bank had $22.1 million and $22.0 million, respectively, of brokered deposits.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $285.0 million and $254.9 million at June 30, 2016 and December 31, 2015, respectively. The aggregate amount of time deposits in denominations of $250 thousand or more was approximately $102.1 million and $87.1 million at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, scheduled maturities of certificates of deposit were as follows (in thousands):

Amount

Within one year	$316,762
One to two years	126,451
Two to three years	46,310
Three to four years	25,229
Four to five years	15,838
Over five years	9,303

Total	$539,893

10.	SHORT TERM BORROWINGS

Short term borrowings consisted of repurchase agreements with customers totaling $15.0 million and $12.1 million at June 30, 2016 and December 31, 2015, respectively. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the Condensed Consolidated Balance Sheets and are disclosed in Note 4. The fair value of the collateral pledged to a third party is monitored and additional collateral is pledged or returned, as deemed appropriate.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasuries and government agencies	$8,351	$--	$--	$--	$8,351
Residential mortgage-backed securities	6,613	--	--	--	6,613
Total	$14,964	$--	$--	$--	$14,964

	December 31, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasuries and government agencies	$9,072	$--	$--	$--	$9,072
Residential mortgage-backed securities	3,003	--	--	--	3,003
Total	$12,075	$--	$--	$--	$12,075

At June 30, 2016, the Company and the Bank had unused credit lines allowing contingent access to overnight borrowings of up to $78.0 million on an unsecured basis.

11.	OTHER BORROWINGS

Other borrowings are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015

Federal Home Loan Bank advances with rates ranging from 0.35% to 5.57% maturing through July 1, 2027	$75,282	$53,518
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month London Interbank Offered Rate (“LIBOR”) rate, reset quarterly, interest payments due quarterly, maturing July 30, 2016	9,950	5,150
Term notes payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	12,950	13,712

Total	$98,182	$72,380

Federal Home Loan Bank. The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and a blanket lien on substantially all remaining loans. Additionally, as of June 30, 2016, the Bank has FHLB letters of credit totaling $60.0 million, of which $35.0 million matures in the first quarter of 2017 and $25.0 million matures in the fourth quarter of 2017. The letters of credit were used to collateralize public deposits and a repurchase agreement as of June 30, 2016.

Notes Payable. The line of credit and notes payable to a bank are collateralized by 100% of the stock of the Bank. The loan agreement governing the line of credit and notes payable contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 75%, a maximum classified asset ratio of 50% and Tier 1 Leverage ratio of 8%. At June 30, 2016, the Company was in compliance with the applicable covenants imposed by the loan agreement.

At June 30, 2016, scheduled maturities of other borrowings were as follows (in thousands):

	Weighted
	Average
	Rate	Amount

Within one year	1.49%	$27,056
One to two years	0.45	42,037
Two to three years	2.19	21,328
Three to four years	2.36	439
Four to five years	2.10	623
Over five years	2.67	6,699

Total	1.29%	$98,182

12.	INCOME TAXES

The provisions for income taxes are summarized as follows (in thousands):

	Six Months Ended June 30,
	2016	2015

Income tax provision:
Current:
Federal	$170	$--
State	120	--
Total current	290	--

Deferred:
Federal	2,486	1,735
State	405	523
Valuation allowance	(897)	(120)
Total deferred	1,994	2,138

Total	$2,284	$2,138

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2016		2015

Taxes at statutory federal income tax rate	$3,559	35.0%	$2,359	34.0%
Increase (decrease) resulting from:
Graduated tax rates	(100)	(1.0)	--	--
State income tax—net of federal benefits	361	3.6	226	3.3
Valuation allowance—net	(897)	(8.8)	--	--
Earnings on life insurance policies	(274)	(2.7)	(251)	(3.6)
Nontaxable investments	(284)	(2.8)	(302)	(4.4)
Other—net	(81)	(0.8)	106	1.5

Total	$2,284	22.5%	$2,138	30.8%

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

The Company’s temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following (in thousands):

	June 30, 2016	December 31, 2015

Deferred tax assets:
Allowance for loan and lease losses	$7,818	$7,580
Discount on purchased loans	2,298	2,584
Real estate owned	1,557	1,743
Section 382 net operating loss carryforward	2,045	2,114
Net operating loss carryforward	4,801	7,710
Nonaccrual loan interest	1,356	1,266
Other	1,663	1,365

Total deferred tax assets	21,538	24,362
Valuation allowance	--	(897)
Deferred tax asset, net of allowance	21,538	23,465

Deferred tax liabilities:
Office properties	(2,871)	(2,990)
Core deposit intangible	(2,428)	(2,562)
Unrealized gain on securities available for sale	(1,123)	(239)
Other	(1,287)	(961)

Total deferred tax liabilities	(7,709)	(6,752)

Net deferred tax asset	$13,829	$16,713

For the six months ended June 30, 2016, the net deferred tax asset decreased by $2.9 million or 17.3% primarily as a result of a decrease in the net operating loss ("NOL") carryforward which was utilized to offset taxable income for the six months ended June 30, 2016.

A financial institution may, for federal income tax purposes, carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2016, the Company had a $17.5 million NOL for federal income tax purposes that will be carried forward. The federal NOL carryforwards, if unused, expire in calendar years 2029 through 2034. The $17.5 million federal NOL includes $6.0 million of Internal Revenue Code (“IRC”) Section 382 NOL carryforwards that have an annual limit of $405,000 that can be utilized to offset taxable income. At June 30, 2016, the Company had a $20.8 million NOL for Arkansas state income tax purposes. The state NOL carryforwards, if unused, expire in calendar years 2016 through 2019.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined under Code Section 593(g)(2)(A)(ii). Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at June 30, 2016 and December 31, 2015. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

Prior to the quarter ended June 30, 2016, the Company had certain deferred tax assets related to net unrealized built-in losses (“NUBILs”) established under IRC Section 382 on May 3, 2011, the date of the Company’s ownership change related to the initial investment by Bear State Financial Holdings, LLC. If these losses had been realized before May 3, 2016 (five years after the ownership change date), then they would not be allowed to be taken as a deduction and would have been permanently lost. If these losses were to be realized after May 3, 2016, then the future deduction for the losses is no longer limited. As a result of passing the five year anniversary date of the ownership change, during the second quarter of 2016 the Bank reversed the valuation allowance of $0.9 million for the remaining NUBILs.

The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of income. The Company had no interest or penalties related to income tax matters during the six months ended June 30, 2016 or 2015. The Company files consolidated income tax returns in the U.S. federal jurisdiction and the states of Arkansas and Missouri while the Bank files in the state of Oklahoma. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2012 and forward.

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

A summary of the stock option activity in the Company’s 2011 Plan for the six months ended June 30, 2016, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2016	227,449	$6.68
Granted	--	$--
Exercised	16,332	$6.50
Forfeited	3,334	$6.22

Outstanding—June 30, 2016	207,783	$6.70
Exercisable—June 30, 2016	155,008	$6.57

The weighted average remaining contractual life of the outstanding options was 2.5 years and the aggregate intrinsic value of the options was approximately $567,000 at June 30, 2016. The weighted average remaining contractual life of options exercisable was 2.5 years and the aggregate intrinsic value of the exercisable options was approximately $443,000 at June 30, 2016.

As of June 30, 2016, there was $73,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 1.0 years. Compensation expense attributable to option awards totaled approximately $33,000 and $36,000 for the three month periods ended June 30, 2016 and 2015 and approximately $68,000 and $72,000 for the six month periods ended June 30, 2016 and 2015, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from one to five years.

A summary of the RSU activity in the Company’s 2011 Plan for the six months ended June 30, 2016, is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2016	273,316	$8.37
Granted	85,337	$8.54
Vested	(58,879)	$8.30
Forfeited	(2,671)	$8.09

Outstanding—June 30, 2016	297,103	$8.44

As of June 30, 2016, there was $1.7 million of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 2.3 years. Compensation expense attributable to awards of RSUs totaled approximately $270,000 and $111,000 for the three month periods ended June 30, 2016 and 2015, respectively, and approximately $685,000 and $191,000 for the six months ended June 30, 2016 and 2015, respectively.

Performance Awards. In January 2016, the Compensation Committee of the Company’s Board of Directors approved the grant of performance-based restricted stock units (“PSUs”) to certain members of executive and operational management under the 2011 Omnibus Incentive Plan for performance year 2016. PSUs are subject to the Company’s achievement of specified performance criteria for the year ended December 31, 2016. The value of the incentive can range from zero to 100% of the grantee’s base pay and will be paid 50% in cash and 50% in RSUs after the Compensation Committee has determined whether the performance goals have been achieved. The number of RSUs to be granted will be determined based on the dollar value of the award divided by the closing stock price on the date of grant following the performance period. The RSUs will vest 1/3 on the grant date and 1/3 on each of the next two anniversaries of the grant date. The Company began accruing estimated compensation cost as of the date of the Compensation Committee’s action, which was determined to be the service inception date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	37,568,274	33,375,753	37,654,494	33,373,859
Effect of dilutive securities	204,685	145,737	190,064	162,200
Diluted weighted average shares outstanding	37,772,959	33,521,490	37,844,558	33,536,059

15.	FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2016 and December 31, 2015, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended June 30, 2016 or December 31, 2015.

The following table presents major categories of assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Available for sale investment securities:
U.S. Treasuries and government agencies	$24,207	$--	$24,207	$--
Municipal securities	70,064	--	70,064	--
Residential mortgage-backed securities	97,240	--	97,240	--
Total	$191,511	$--	$191,511	$--

December 31, 2015
Available for sale investment securities:
U.S. Treasuries and government agencies	$49,500	$--	$49,500	$--
Municipal securities	63,933	--	63,933	--
Residential mortgage-backed securities	85,152	--	85,152	--
Total	$198,585	$--	$198,585	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The majority of the Bank’s impaired loans at June 30, 2016 and December 31, 2015 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs and adjustments to the ALLL.

Real Estate Owned, net

Real Estate Owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the six months ended June 30, 2016 and 2015 were $12,000 and $3,000, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 (in thousands). The assets disclosed in the following table represent REO properties or collateral dependent impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Impaired loans	$6,473	$--	$--	$6,473
REO, net	116	--	--	116

December 31, 2015
Impaired loans	$7,909	$--	$--	$7,909
REO, net	569	--	--	569

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	June 30, 2016		December 31, 2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$99,872	$99,872	$52,131	$52,131
Federal funds sold	--	--	18	18
Level 2 inputs:
Investment securities—held to maturity	1,038	1,038	--	--
Interest-bearing time deposits in banks	6,211	6,251	10,930	11,016
Other investment securities	11,687	11,687	9,563	9,563
Loans held for sale	15,168	15,168	7,326	7,326
Cash surrender value of life insurance	56,435	56,435	52,602	52,602
Accrued interest receivable	6,166	6,166	6,157	6,157
Level 3 inputs:
Loans receivable—net	1,468,638	1,497,525	1,444,102	1,462,669

FINANCIAL LIABILITIES:
Level 1 inputs:
Short term borrowings	14,964	14,964	12,075	12,075
Level 2 inputs:
Checking, money market and savings accounts	1,101,357	1,101,357	1,094,442	1,094,442
Other borrowings	98,182	99,861	72,380	73,335
Accrued interest payable	300	300	292	292
Level 3 inputs:
Certificates of deposit	539,893	543,824	513,241	512,430

For cash and cash equivalents and federal funds sold, the carrying amount approximates fair value (level 1). For investment securities held to maturity, other investment securities, loans held for sale, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to other investment securities, the ability to sell the stock back to the issuer at cost (level 2). Interest bearing time deposits in banks were valued using discounted cash flows based on current rates for similar types of deposits (level 2). Fair values of impaired loans are estimated as described in Note 15. Non-impaired loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans (level 3).

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking regulators. Effective June 28, 2016, the Bank converted from a national bank supervised by the Office of the Comptroller of the Currency to a state chartered bank jointly supervised by the Arkansas State Bank Department (“ASBD”) and the Board of Governors of the Federal Reserve Bank (“FRB”). The FRB is the primary regulator for the Company. Failure to meet minimum regulatory capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Company’s or the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and the Bank as of June 30, 2016 are presented in the following table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes*		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Adjusted Average Assets
Consolidated	$175,341	9.30%	$75,380	4.00%	N/A	N/A
Bear State Bank	196,168	10.42%	75,340	4.00%	$94,175	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$175,341	10.78%	$73,196	4.50%	N/A	N/A
Bear State Bank	196,168	12.07%	73,110	4.50%	$105,603	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$175,341	10.78%	$97,595	6.00%	N/A	N/A
Bear State Bank	196,168	12.07%	97,480	6.00%	$129,974	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$190,092	11.69%	$130,127	8.00%	N/A	N/A
Bear State Bank	210,919	12.98%	129,974	8.00%	$162,467	10.00%

*Beginning in 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banking organizations. The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer began to be phased in on January 1, 2016, at 0.625% of risk-weighted assets, and will continue to be increased each year by that amount until fully implemented at 2.5% on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Rules will require the Company and Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.50% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of at least 4.0%.

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

Dividends. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions. In addition, the Bank is subject to limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. ASBD regulations specify that the maximum dividend state banks may pay to the parent company in any calendar year without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the FRB, the maximum dividend that may be paid without prior approval by the FRB is the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  At June 30, 2016, the Bank had approximately $12.2 million available for payment of dividends to the Company without prior regulatory approval from the ASBD and approximately $7.5 million available for payment of dividends to the Company without prior regulatory approval from the FRB.

The principal source of the Company’s revenues is dividends from the Bank. Our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank.

Repurchase Program. During the six months ended June 30, 2016, the Company repurchased 5,114 shares of its common stock under a share repurchase program that was initially approved by the Board of Directors on March 13, 2015 and most recently amended on April 20, 2016, whereby the Company is authorized to repurchase up to $2 million of its common stock (the “Repurchase Program”).

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

18.	SUBSEQUENT EVENTS

On July 15, 2016, the Company announced that its Board of Directors authorized a $0.025 per share cash dividend to shareholders of record at the close of business on August 1, 2016 payable on August 15, 2016.

On July 28, 2016, the Company renewed its line of credit with an unaffiliated bank to May 2017.  The Company also converted $5 million of the outstanding balance on the line of credit to a term note payable with the same terms as its other term notes.  In connection with the renewal of the line and the new term note, the Company also amended its loan agreement with the bank, including certain covenants.  Effective July 28, 2016, the maximum loan to value ratio was changed from 75% to 65%.

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

OVERVIEW

The Company’s net income was $4.5 million for the three months ended June 30, 2016, compared to $2.5 million for the three months ended June 30, 2015. The Company’s net income was $7.9 million for the six months ended June 30, 2016, compared to $4.8 million for the six months ended June 30, 2015. Factors impacting the changes in net income for the comparative periods include:

●

The results of operations for the three and six months ended June 30, 2016, include the results of operations of Metropolitan, whereas in 2015 the Company’s results of operations did not include Metropolitan.

●	The Company’s net interest margin for the three and six months ended June 30, 2016 was 3.86% and 3.95%, respectively, compared to 3.71% and 3.77%, respectively, for the same periods in 2015.
●

The yield on interest-earning assets increased to 4.31% and 4.39% for the three and six months ended June 30, 2016, respectively, compared to 4.19% and 4.25% for the same periods in 2015, respectively. The cost of interest-bearing liabilities decreased to 0.52% for both the three and six months ended June 30, 2016, compared to 0.56% and 0.55% for the same periods in 2015, respectively.

●

The Company’s noninterest expenses generally increased in the three and six months ended June 30, 2016 compared to the same periods in 2015 due to the acquisition of Metropolitan. The increases were due both to normal operating expenses and continued integration costs.

●

The Bank was able to reverse its valuation allowance on the deferred tax asset related to net unrealized built-in losses (“NUBILs”) established under IRC Section 382 on May 3, 2011, the date of the Company’s ownership change related to the initial investment by Bear State Financial Holdings, LLC. As a result of passing the five year anniversary date of the ownership change, during the second quarter of 2016, the Bank reversed the valuation allowance of $0.9 million for the remaining NUBILs.

●

The Bank recognized costs totaling approximately $0.5 million associated with consolidating six branches in April 2016 and the Bank’s evaluation of certain office properties with a carrying value of $6.7 million as held for sale during the second quarter of 2016. The customers affected by these consolidations were automatically transferred to the next most convenient location.

ACQUISITION

Metropolitan National Bank

On October 1, 2015, the Company completed its acquisition of Metropolitan National Bank (“Metropolitan”) from Marshfield Investment Company (“Marshfield”). Under the terms of the purchase agreement, the Company acquired 100% of the outstanding common stock of Metropolitan and Marshfield received proceeds of approximately $70 million, consisting of 4,610,317 shares of Company common stock valued at approximately $42 million and $28 million in cash. The Company paid $10.1 million of the total cash consideration and Metropolitan paid $17.9 million of the total cash consideration in conjunction with the closing of the acquisition. On February 19, 2016, Metropolitan was merged with the charter of Bear State Bank.

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

Valuation of investment securities. The Company’s investment securities available for sale are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders’ equity with any related changes included in accumulated other comprehensive income (loss). The Company utilizes independent third parties as its principal sources for determining fair value of its investment securities that are measured on a recurring basis. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. The fair values of the Company’s investment securities traded in both active and inactive markets can be volatile and may be influenced by a number of factors including market interest rates, prepayment speeds, discount rates, credit quality of the issuer, general market conditions including market liquidity conditions and other factors. Factors and conditions are constantly changing and fair values could be subject to material variations that may significantly impact the Company’s financial condition, results of operations and liquidity.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for the second quarter of 2016 was $16.6 million compared to $12.0 million in 2015. Net interest income for the six months ended June 30, 2016 was $33.5 million compared to $24.5 million in 2015. The increases in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for the second quarter of 2016 was $18.5 million compared to $13.5 million for the same period in 2015. Interest income for the six months ended June 30, 2016 was $37.3 million compared to $27.6 million for the same period in 2015. The increases in interest income for the three and six months ended June 30, 2016 compared to the same periods in 2015 were primarily due to increases in the average balances of loans receivable as a result of the Metropolitan acquisition, partially offset by a decrease in the average yield earned on loans receivable.

Interest Expense.   Interest expense for the second quarter of 2016 was $1.9 million compared to $1.6 million for the same period in 2015. Interest expense for the six months ended June 30, 2016 was $3.8 million compared to $3.1 million for the same period in 2015. The increases in interest expense for the three and six months ended June 30, 2016 compared to the same periods in 2015 were primarily due to increases in the average balances of deposit accounts due to the Metropolitan acquisition and an increase in other borrowings, partially offset by a decrease in the average rate paid on deposits and borrowings.

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

	Three Months Ended June 30,
	2016 vs. 2015
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$5,144	$(142)	$(59)	$4,943
Investment securities	(2)	71	--	69
Other interest-earning assets	(5)	5	--	--
Total interest-earning assets	5,137	(66)	(59)	5,012

Interest expense:
Deposits	413	(67)	(22)	324
Other borrowings	171	(76)	(47)	48
Total interest-bearing liabilities	584	(143)	(69)	372
Net change in net interest income	$4,553	$77	$10	$4,640

	Six Months Ended June 30,
	2016 vs. 2015
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$10,309	$(632)	$(252)	$9,425
Investment securities	98	176	10	284
Other interest-earning assets	(78)	118	(52)	(12)
Total interest-earning assets	10,329	(338)	(294)	9,697

Interest expense:
Deposits	775	(185)	(55)	535
Other borrowings	210	(27)	(11)	172
Total interest-bearing liabilities	985	(212)	(66)	707
Net change in net interest income	$9,344	$(126)	$(228)	$8,990

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

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,492,504	$17,519	4.71%	$1,059,235	$12,576	4.76%
Investment securities(2)	188,808	936	1.99	189,285	867	1.84
Other interest-earning assets	43,069	80	0.75	46,003	80	0.70
Total interest-earning assets	1,724,381	18,535	4.31	1,294,523	13,523	4.19
Noninterest-earning assets	213,341			173,998
Total assets	$1,937,722			$1,468,521
Interest-bearing liabilities:
Deposits	$1,394,262	1,608	0.46	$1,055,200	1,284	0.49
Other borrowings	99,467	327	1.32	61,670	279	1.81
Total interest-bearing liabilities	1,493,729	1,935	0.52	1,116,870	1,563	0.56
Noninterest-bearing deposits	215,766			173,248
Noninterest-bearing liabilities	1,640			3,378
Total liabilities	1,711,135			1,293,496
Stockholders' equity	226,587			175,025
Total liabilities and stockholders' equity	$1,937,722			$1,468,521

Net interest income		$16,600			$11,960
Net earning assets	$230,652			$177,653
Interest rate spread			3.79%			3.63%
Net interest margin			3.86%			3.71%
Ratio of interest-earning assets to Interest-bearing liabilities			115.44%			115.91%

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,476,798	$35,205	4.81%	$1,054,953	$25,780	4.93%
Investment securities(2)	197,533	1,957	2.00	186,587	1,673	1.81
Other interest-earning assets	39,319	164	0.84	70,527	176	0.50
Total interest-earning assets	1,713,650	37,326	4.39	1,312,067	27,629	4.25
Noninterest-earning assets	215,630			174,019
Total assets	$1,929,280			$1,486,086
Interest-bearing liabilities:
Deposits	$1,382,011	3,123	0.46	$1,063,604	2,588	0.49
Other borrowings	100,736	675	1.35	71,077	503	1.43
Total interest-bearing liabilities	1,482,747	3,798	0.52	1,134,681	3,091	0.55
Noninterest-bearing deposits	218,837			174,423
Noninterest-bearing liabilities	2,214			3,030
Total liabilities	1,703,798			1,312,134
Stockholders' equity	225,482			173,952
Total liabilities and stockholders' equity	$1,929,280			$1,486,086

Net interest income		$33,528			$24,538
Net earning assets	$230,903			$177,386
Interest rate spread			3.87%			3.70%
Net interest margin			3.95%			3.77%
Ratio of interest-earning assets to Interest-bearing liabilities			115.57%			115.63%

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

Management determined that a provision for loan losses of $533,000 and $1.0 million was required for the three and six months ended June 30, 2016, respectively, to maintain the ALLL at an adequate level. Management determined the necessity of the provision and the amount thereof taking into consideration (i) loans originated by the Bank during the period, (ii) changes in the overall portfolio of nonperforming and classified loans of the Bank, (iii) the credit quality of the Bank’s loan portfolio, (iv) ALLL coverage of classified loans and (v) discount balance of acquired loans. The ALLL as a percentage of loans receivable was 1.0% at June 30, 2016 and December 31, 2015. The ALLL plus the discount on acquired loans as a percentage of total loans receivable gross of the acquired loan discount was 1.9% at June 30, 2016, compared to 2.1% at December 31, 2015. The ALLL as a percentage of nonaccrual loans was 76.4% at June 30, 2016, compared to 75.2% at December 31, 2015. The ALLL as a percentage of classified loans was 29.6% at June 30, 2016, compared to 29.2% at December 31, 2015. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A quarterly review is completed on purchased credit impaired (“PCI”) loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $4.3 million for the three months ended June 30, 2016 increased from $3.4 million for the same period in 2015. Total noninterest income of $8.0 million for the six months ended June 30, 2016 increased from $6.5 million for the same period in 2015. The increases in the three and six month comparison periods were primarily due to increases in deposit fee income and gain on sales of loans. The increase in deposit fee income was attributable to the acquisition of Metropolitan. The increase in gain on sales of loans was due to an increase in the volume of loans sold.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense and other operating expense. Total noninterest expense for the three months ended June 30, 2016 was $15.0 million, which was an increase of $3.7 million or 33.0% from $11.3 million during the same period in 2015. Total noninterest expense for the six months ended June 30, 2016 was $30.3 million, which was an increase of $6.8 million or 29.0% from $23.5 million during the same period in 2015. The variances in certain noninterest expense items are further explained in the following paragraphs.

Salaries and Employee Benefits. Salaries and employee benefits increased $2.3 million and $4.1 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase was impacted primarily by the increase in personnel attributable to the acquisition of Metropolitan. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
Salaries	$6,333	$4,477	$1,856	$12,716	$9,765	$2,951
Payroll taxes	527	410	117	1,207	919	288
Insurance	528	404	124	1,137	846	291
401(k) plan expenses	94	69	25	189	134	55
Other retirement plans	43	37	6	86	74	12
Stock compensation	331	147	184	769	263	506
Other	1	1	--	3	3	--
Total	$7,857	$5,545	$2,312	$16,107	$12,004	$4,103

Net Occupancy Expense. The increase in net occupancy expense during the three and six months ended June 30, 2016 compared to the same periods in 2015 of $535,000 and $1.0 million, respectively, was primarily related to the Metropolitan acquisition.

Advertising and Public Relations. The decreases in advertising and public relations expense during the three and six months ended June 30, 2016 compared to the same periods in 2015 of $205,000 and $388,000, respectively, were primarily due to expenses associated with the name change of the Bank in 2015. During the first quarter of 2015, the charters of First Federal Bank, First National and Heritage Bank were merged into a single bank charter known as Bear State Bank.

Other Noninterest Expenses. The increase in other noninterest expenses during the three and six months ended June 30, 2016 compared to the same periods in 2015 of $751,000 and $1.4 million, respectively, was primarily due to expenses related to the acquisition and integration of Metropolitan and the branch restructuring as a result of the Bank closing six branches during the second quarter of 2016.

Income Taxes. The provision for income taxes was $847,000 and $2.3 million for the three and six months ended June 30, 2016 compared to $1.3 million and $2.1 million for the same periods in 2015. The decrease in the three month comparative period was a result of recording a valuation allowance reversal of $897,000 on deferred tax assets which was partially offset by the increase in taxable income between the periods. Income tax provision for the six months ended June 30, 2016 increased compared to the same period in 2015 as a result of the increase in taxable income which was partially offset by the valuation allowance reversal.

LENDING ACTIVITIES

Loans Receivable. Changes in loan composition between June 30, 2016 and December 31, 2015, are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase
	2016	2015	(Decrease)	% Change

One- to four-family residential	$390,066	$401,036	$(10,970)	(2.7)%
Multifamily residential	80,334	74,226	6,108	8.2
Nonfarm nonresidential	477,278	487,684	(10,406)	(2.1)
Farmland	92,452	94,235	(1,783)	(1.9)
Construction and land development	124,369	116,015	8,354	7.2
Total real estate loans	1,164,499	1,173,196	(8,697)	(0.7)

Commercial	281,874	246,304	35,570	14.4

Consumer	36,339	38,594	(2,255)	(5.8)

Total loans receivable	1,482,712	1,458,094	24,618	1.7
Unearned discounts and net deferred loan costs	677	558	119	21.3
Allowance for loan and lease losses	(14,751)	(14,550)	(201)	1.4

Loans receivable, net	$1,468,638	$1,444,102	$24,536	1.7%

Total loans receivable increased $24.5 million at June 30, 2016, compared to December 31, 2015. The change in the Bank’s loan portfolio was primarily due to an increase in commercial loans as a result of an increasing emphasis on this line of business partially offset by loans paid off and principal payments made during the period.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated (dollars in thousands).

	June 30, 2016		December 31, 2015
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$7,783	0.40%	$6,455	0.34%	$1,328
Multifamily	149	0.01%	230	0.01%	(81)
Nonfarm nonresidential	5,619	0.28%	6,638	0.35%	(1,019)
Farmland	815	0.04%	973	0.05%	(158)
Construction and land development	501	0.03%	622	0.03%	(121)
Commercial	4,196	0.20%	4,235	0.22%	(39)
Consumer	239	0.01%	187	0.01%	52

Total nonaccrual loans	19,302	0.97%	19,340	1.01%	(38)

Accruing loans 90 days or more past due	--	--	451	0.02%	(451)

Real estate owned, net	2,190	0.11%	3,642	0.19%	(1,452)

Total nonperforming assets	21,492	1.08%	23,433	1.22%	(1,941)
Performing restructured loans	279	0.01%	284	0.01%	(5)

Total nonperforming assets and performing restructured loans (1)	$21,771	1.09%	$23,717	1.23%	$(1,946)

(1)

The table does not include substandard loans which were judged not to be impaired totaling $30.2 million at June 30, 2016 and December 31, 2015 or acquired ASC 310-30 purchased credit impaired loans which are considered performing at June 30, 2016.

(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	June 30, 2016		December 31, 2015		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$1,976	10.3%	$2,154	11.1%	$(178)	(0.8)%
Over 90 days past due	8,897	46.1	4,382	22.7	4,515	23.4
30-89 days past due	1,379	7.1	1,527	7.9	(148)	(0.8)
Not past due	7,050	36.5	11,277	58.3	(4,227)	(21.8)
	$19,302	100.0%	$19,340	100.0%	$(38)	--

The following table presents nonaccrual loan activity for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015

Balance of nonaccrual loans—beginning of period	$19,340	$9,770
Loans added to nonaccrual status	4,601	2,182
Net cash payments	(2,849)	(599)
Loans returned to accrual status	(1,019)	(301)
Charge-offs to the ALLL	(254)	(188)
Transfers to REO	(517)	(597)

Balance of nonaccrual loans—end of period	$19,302	$10,267

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2015 and June 30, 2016 are presented in the following table (dollars in thousands).

	December 31, 2015	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain	June 30, 2016
One- to four-family residential	$1,125	$583	$(4)	$(885)	$25	$844
Multifamily	316	--	--	(356)	40	--
Land	1,677	19	(8)	(429)	71	1,330
Nonfarm nonresidential	524	--	--	(508)	--	16
Total	$3,642	$602	$(12)	$(2,178)	$136	$2,190

(1)	Net sales proceeds include $46,000 of loans made by the Bank to facilitate the sale of real estate owned.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of June 30, 2016 and December 31, 2015, the Bank did not have any assets classified as doubtful or loss.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015
Nonaccrual loans	$19,302	$19,340	$10,267
Accruing classified loans	30,514	30,448	24,732
Classified loans	49,816	49,788	34,999
Real estate owned	2,190	3,642	3,412

Total classified assets	$52,006	$53,430	$38,411
Texas Ratio (1)	10.2%	11.6%	8.2%
Classified Assets Ratio (2)	24.7%	26.5%	23.0%

(1)	Defined as the ratio of nonperforming loans and real estate owned to the Bank’s Tier 1 capital plus the ALLL.
(2)	Defined as the ratio of classified assets to the Bank’s Tier 1 capital plus the ALLL.

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

The ALLL consists of general and allocated (also referred to as specific) loan loss components. For loans that are troubled debt restructurings (“TDRs”) and other impaired loans where the relationship totals $500,000 or more, a specific loan loss allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of the loan. The general loan loss allowance applies to loans that are not impaired and those impaired relationships under $500,000 and is based on historical loss experience adjusted for qualitative factors.

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

The Company considers the ALLL totaling approximately $14.8 million to be appropriate based on evaluations of the management of the Bank of the loan portfolio and the losses inherent in the loan portfolio as of June 30, 2016. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Six Months Ended June 30,
	2016	2015
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,482,712	$1,054,818
Average loans outstanding	$1,476,798	$1,054,953
Allowance at beginning of period	$14,550	$13,660
Charge-offs:
One- to four-family residential	(169)	(213)
Multifamily residential	(1)	--
Nonfarm nonresidential	(9)	--
Farmland	--	--
Construction and land development	--	(10)
Commercial	(78)	--
Consumer (1)	(169)	(134)
Purchased credit impaired	(576)	(277)
Total charge-offs	(1,002)	(634)
Recoveries:
One- to four-family residential	22	36
Multifamily residential	--	--
Nonfarm nonresidential	--	33
Farmland	--	--
Construction and land development	59	103
Commercial	5	--
Consumer (1)	44	56
Purchased credit impaired	51	--
Total recoveries	181	228
Net charge-offs	(821)	(406)
Total provisions for losses	1,022	600
Allowance at end of period	$14,751	$13,854

ALLL as a percentage of total loans outstanding at end of period (2)	1.0%	1.3%

Net loans charged-off as a percentage of average loans outstanding	0.03%	0.08%

ALLL as a percentage of nonaccrual loans	76.4%	134.9%

(1)

Consumer loan charge-offs include overdraft charge-offs of $138,000 and $127,000 for the six months ended June 30, 2016 and 2015, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $41,000 and $33,000 for the six months ended June 30, 2016 and 2015, respectively.

(2)

The allowance for loan losses plus the discount on acquired loans as a percentage of total loans outstanding gross of the acquired loan discount was 1.9% and 2.1% at June 30, 2016 and 2015, respectively.

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

	June 30,
	2016		2015
	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$3,892	26.11%	$4,165	28.72%
Multifamily residential	779	5.42	581	4.85
Nonfarm nonresidential	3,146	31.55	3,880	30.19
Farmland	716	6.23	518	4.55
Construction and land development	1,569	8.26	1,121	9.47
Commercial	3,603	18.97	1,765	17.46
Consumer	174	2.45	121	3.07
Purchased credit impaired	872	1.01	1,703	1.69
Total	$14,751	100.00%	$13,854	100.00%

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities (in thousands):

	June 30, 2016	December 31, 2015	Increase (Decrease)
Available for Sale
U.S. Treasuries and government agencies	$24,207	$49,500	$(25,293)
Municipal securities	70,064	63,933	6,131
Residential mortgage-backed securities	97,240	85,152	12,088
Total available for sale	$191,511	$198,585	$(7,074)

Held to Maturity
Municipal securities	$1,038	$--	$1,038
Total held to maturity	$1,038	$--	$1,038

The decrease in U.S. Treasury and government agency securities was primarily due to maturities during the six months ended June 30, 2016.  The increases in municipal securities and residential mortgage backed securities during the six months ended June 30, 2016 were due to reinvestment of proceeds from maturities of investment securities to provide a better risk adjusted return.  The overall yield of the available for sale investment portfolio improved to 2.21% at June 30, 2016 compared to 2.06% at December 31, 2015.

DEPOSITS

Changes in the composition of deposits between June 30, 2016 and December 31, 2015, are presented in the following table (dollars in thousands).

	June 30, 2016	December 31, 2015	Increase (Decrease)	% Change

Checking accounts	$728,181	$713,546	$14,635	2.1%
Money market accounts	206,509	220,589	(14,080)	(6.4)
Savings accounts	166,667	160,307	6,360	4.0
Certificates of deposit	539,893	513,241	26,652	5.2

Total deposits	$1,641,250	$1,607,683	$33,567	2.1%

The increase in certificates of deposit was primarily related to an increase in public fund certificates of deposit.

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

At June 30, 2016 and December 31, 2015, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below (in thousands). At June 30, 2016, the Company had no interests in non-consolidated special purpose entities.

	June 30, 2016	December 31, 2015

Commitments to extend or originate loans	$71,221	$44,153
Rate lock agreements with customers	20,659	10,893
Funded mortgage loans committed to sell	15,168	7,326
Unadvanced portion of construction loans	71,770	50,109
Unused lines of credit	125,367	131,940
Revolving credit card unused credit*	--	5,414
Standby letters of credit	2,836	3,220
Overdraft protection limits	16,643	20,426

* Note that the Bank sold its credit card portfolio during the second quarter of 2016.

Total unfunded commitments to originate loans for sale and the related commitments to sell included above totaled $3.3 million at June 30, 2016, all of which meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at June 30, 2016.

Historically, a very small percentage of predetermined overdraft limits have been used. At June 30, 2016, overdrafts of accounts with Bounce Protection™ represented usage of 2.8% of the limit.

Liquidity and Capital Resources

The primary source of funds for the Company is the receipt of dividends from the Bank, the receipt of management fees from the Bank, cash balances maintained, and borrowings from an unaffiliated bank. Payment of dividends by the Bank is subject to certain regulatory restrictions as set forth in banking laws and regulations.

The Company’s primary uses of cash include injecting capital into subsidiaries, stock repurchases, debt service requirements, the payment of dividends, and paying for general operating expenses.

The Company's liquidity objective is to ensure that the Bank has funding and access to sources of funding to ensure that cash flow requirements for deposit withdrawals and credit demands are met in an orderly and timely manner without unduly penalizing profitability. A major component of our overall asset/liability management efforts surrounds pricing of the liability side to ensure adequate liquidity and proper spread and interest margin management. Reliance on any one funding source is kept to a minimum by prioritizing those sources in terms of both availability and time to activation.

In order to maintain proper levels of liquidity, the Bank has several sources of funds available. Generally the Bank relies on cash on hand and due from banks, federal funds sold, cash flow generated by the repayment of principal and interest on and/or the sale of loans and securities, and deposits as its primary sources of funds for continuing operations, to fund loans and leases, and to acquire investment securities and other assets. Commercial, consumer and public funds customers in our local markets are the principal deposit sources utilized.

At June 30, 2016, the Bank’s unused borrowing availability primarily consisted of (1) $485.3 million of available borrowing capacity with the FHLB, (2) $83.8 million of investment securities available to pledge for federal funds or other borrowings and (3) $78.0 million of available unsecured federal funds borrowing lines. The Bank’s borrowing capacity with the FHLB increased compared to the previous quarter due to the acquisition of Metropolitan. In addition, at June 30, 2016, the Company had available borrowing capacity of $4.8 million with an unaffiliated bank.

At June 30, 2016, the Company’s consolidated liquidity ratio was approximately 11.4% which represents liquid assets as a percentage of deposits and short-term borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 45.2%, which represents liquid assets plus borrowing capacity with the FHLB and correspondent banks as a percentage of deposit and short-term borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy the current and projected operations of the Company and the Bank.

At June 30, 2016, the Company’s leverage, common equity tier 1, tier 1 risk-based and total risk-based capital ratios were 9.30%, 10.86%, 10.86% and 11.78%, respectively, compared to capital adequacy requirements of 4%, 4.5%, 6% and 8%, respectively. See Note 17 to the Unaudited Condensed Consolidated Financial Statements – “Regulatory Matters” for more information about the Company’s and the Bank’s capital requirements and ratios.

The loan agreement governing the line of credit and notes payable contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 75%, a maximum classified asset ratio of 50% and Tier 1 Leverage ratio of 8%. At June 30, 2016, the Company was in compliance with the applicable covenants imposed by the loan agreement.

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

As of June 30, 2016, the model simulations projected that 100, 200 and 300 basis point increases in interest rates would result in variances in net interest income of 0.81%, 1.40% and 1.54%, respectively, relative to the base case over the next twelve months and decreases in interest rates of 100 basis points would result in a negative variance in net interest income of (1.21)% relative to the base case over the next twelve months.  The likelihood of a 100 basis point decrease in interest rates as of June 30, 2016 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous, parallel and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

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

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 20, 2016, the Company’s Board of Directors approved an extension of the existing stock repurchase program (the “Repurchase Program”), until the earlier to occur of (i) the repurchase authority under the Repurchase Program (subject to subsequent increases by the Board) has been expended or (ii) the Board’s determination and action to terminate the Repurchase Program. Additionally, on April 20, 2016, the Board increased the repurchase authority under the Repurchase Program to $2 million. There have been no issuer purchases of equity securities during the quarter ended June 30, 2016.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR STATE FINANCIAL, INC.

Date:	August 5, 2016	By:	/s/ Mark McFatridge
Mark McFatridge
Chief Executive Officer

Date:	August 5, 2016	By:	/s/ Sherri Billings
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
10.1

Change in Control Severance Agreement, effective May 1, 2016, by and among Bear State Financial, Inc., Bear State Bank and Sherri Billings (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2016).

10.2	Amendment No. 1 to the Bear State Financial, Inc. 2011 Omnibus Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 906 Certification of the PEO.
32.2	Section 906 Certification of the PFO.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)

Pursuant to Item 601(b)(2) of the Regulation S-K, certain schedules to this agreement have not been filed with this exhibit. The schedules contain various items relating to the business of and the representations and warranties made by Marshfield Investment Company. The Registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.