Form 10-Q
period 2016-09-30
BEAR STATE FINANCIAL, INC.
filed 2016-11-04
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

Commission File No.: 0-28312

Bear State Financial, Inc.
(Exact name of registrant as specified in its charter)

Arkansas	71-0785261
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

900 South Shackleford Rd, Suite 605
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2016, there were issued and outstanding 37,616,931 shares of the Registrant's Common Stock, par value $.01 per share.

BEAR STATE FINANCIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$86,887	$52,131
Interest-bearing time deposits in banks	4,820	10,930
Federal funds sold	--	18
Investment securities—
Available for sale, at fair value	186,319	198,585
Held to maturity, at amortized cost	11,351	--
Other investment securities, at cost	11,838	9,563
Loans receivable, net of allowance of $15,112 and $14,550, respectively	1,500,054	1,444,102
Loans held for sale	13,995	7,326
Accrued interest receivable	6,694	6,157
Real estate owned - net	1,576	3,642
Office properties and equipment – net	55,052	63,641
Office properties and equipment held for sale	5,554	--
Cash surrender value of life insurance	56,849	52,602
Goodwill	40,196	40,196
Core deposit intangibles – net	10,608	11,374
Deferred tax asset, net	11,752	16,713
Prepaid expenses and other assets	4,393	3,236

TOTAL	$2,007,938	$1,920,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest bearing deposits	$239,831	$234,879
Interest bearing deposits	1,413,692	1,372,804
Total deposits	1,653,523	1,607,683
Short term borrowings	13,511	12,075
Other borrowings	102,656	72,380
Other liabilities	5,845	4,921

Total liabilities	1,775,535	1,697,059

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—5,000,000 shares authorized; none issued at September 30, 2016 or December 31, 2015	--	--
Common stock, $0.01 par value—100,000,000 shares authorized; 37,600,986 and 37,987,722 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	376	380
Additional paid-in capital	209,131	211,817
Accumulated other comprehensive income	1,575	386
Retained earnings	21,321	10,574

Total stockholders’ equity	232,403	223,157

TOTAL	$2,007,938	$1,920,216

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
INTEREST INCOME:
Loans receivable	$17,808	$12,829	$53,012	$38,610
Investment securities:
Taxable	467	337	1,477	979
Nontaxable	508	516	1,456	1,546
Other	66	67	230	243
Total interest income	18,849	13,749	56,175	41,378

INTEREST EXPENSE:
Deposits	1,662	1,265	4,785	3,853
Other borrowings	352	264	1,027	767

Total interest expense	2,014	1,529	5,812	4,620

NET INTEREST INCOME	16,835	12,220	50,363	36,758

PROVISION FOR LOAN LOSSES	643	331	1,665	931

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,192	11,889	48,698	35,827

NONINTEREST INCOME:
Net gain on sales of investment securities	21	--	19	88
Deposit fee income	2,253	1,926	6,639	5,569
Earnings on life insurance policies	414	357	1,247	1,096
Gain on sales of loans	1,368	833	3,454	2,359
Other	277	202	960	715

Total noninterest income	4,333	3,318	12,319	9,827

NONINTEREST EXPENSES:
Salaries and employee benefits	7,618	5,518	23,725	17,521
Net occupancy expense	1,826	1,475	5,652	4,273
Real estate owned, net	(381)	(341)	(379)	(431)
FDIC insurance	224	199	870	637
Amortization of intangible assets	255	156	766	469
Data processing	1,341	1,103	4,180	3,814
Professional fees	545	261	1,700	1,391
Advertising and public relations	419	510	1,284	1,764
Postage and supplies	273	244	889	809
Other	1,280	1,340	5,036	3,726

Total noninterest expenses	13,400	10,465	43,723	33,973

INCOME BEFORE INCOME TAXES	7,125	4,742	17,294	11,681

INCOME TAX PROVISION	2,384	1,529	4,668	3,667

NET INCOME	$4,741	$3,213	$12,626	$8,014

Basic earnings per common share	$0.13	$0.10	$0.34	$0.24

Diluted earnings per common share	$0.13	$0.10	$0.33	$0.24

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Net income	$4,741	$3,213	$12,626	$8,014
Other comprehensive income:
Unrealized holding gains (losses) on investment securities arising during the period	(359)	1,159	1,946	373
Less: reclassification adjustments for realized loss (gain) included in net income	(21)	--	(19)	(88)
Other comprehensive income (loss), before tax effect	(380)	1,159	1,927	285
Tax effect	146	(444)	(738)	(109)
Other comprehensive income (loss)	(234)	715	1,189	176
COMPREHENSIVE INCOME	$4,507	$3,928	$13,815	$8,190

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(In thousands, except share data)

(Unaudited)

	Issued		Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
BALANCE – January 1, 2016	37,987,722	$380	$211,817	$386	$10,574	$223,157
Net income	--	--	--	--	12,626	12,626
Other comprehensive income	--	--	--	1,189	--	1,189
Shares issued – restricted stock unit vesting	46,448	--	--	--	--	--
Shares issued – stock options exercised	19,998	--	130	--	--	130
Stock compensation	--	--	852	--	--	852
Dividends distributed - $0.050 per common share	--	--	--	--	(1,879)	(1,879)
Repurchase of common stock	(453,182)	(4)	(3,668)	--	--	(3,672)
BALANCE – September 30, 2016	37,600,986	$376	$209,131	$1,575	$21,321	$232,403

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES:
Net income	$12,626	$8,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,665	931
Provision for real estate losses	302	3
Deferred tax provision	5,115	3,590
Deferred tax valuation allowance	(897)	(120)
Net amortization of premiums on investment securities	950	332
Federal Home Loan Bank stock dividends	(26)	(6)
Gain on sales of fixed assets, net	(970)	--
Impairment on office properties held for sale	987	--
Gain on sales of real estate owned and repossessed assets, net	(862)	(583)
Gain on sales of investment securities, net	(19)	(88)
Originations of loans held for sale	(124,450)	(85,671)
Proceeds from sales of loans held for sale	121,235	86,407
Gain on sales of loans originated to sell	(3,454)	(2,359)
Depreciation	2,842	2,117
Amortization of deferred loan costs, net	824	241
Accretion of purchased loans, net	(3,837)	(2,636)
Amortization of other intangible assets	766	469
Stock compensation	852	280
Earnings on life insurance policies	(1,247)	(1,096)
Changes in operating assets and liabilities:
Accrued interest receivable	(537)	(535)
Prepaid expenses and other assets	(1,062)	1,535
Other liabilities	(48)	(1,182)

Net cash provided by operating activities	10,755	9,643

INVESTING ACTIVITIES:
Net decrease in federal funds sold	18	--
Purchases of interest-bearing time deposits in banks	(2,341)	--
Redemptions of interest-bearing time deposits in banks	8,451	1,491
Purchases of investment securities held to maturity (“HTM”)	(10,383)	--
Purchases of investment securities available for sale (“AFS”)	(64,964)	(32,387)
Proceeds from sales of investment securities AFS	30,386	2,082
Proceeds from maturities/calls/paydowns of investment securities AFS	47,844	38,392
Redemptions of Federal Home Loan Bank stock	1,199	605
Purchases of Federal Home Loan Bank stock	(2,299)	(443)
Redemptions of Federal Reserve Bank stock	790	907
Purchases of Federal Reserve Bank stock	(1,945)	(3,396)
Redemptions of other investments	6	--
Loan disbursements, net of repayments	(41,260)	(20,766)
Loan participations purchased	(23,631)	(475)
Loan participations sold	9,044	--
Proceeds from sales of real estate owned and repossessed assets	3,779	3,882
Proceeds from sales of office properties held for sale	1,875	--
Proceeds from sales of office properties and equipment	24	--
Purchases of office properties and equipment	(1,723)	(3,553)
Purchases of bank owned life insurance	(3,000)	(772)

Net cash used in investing activities	(48,130)	(14,433)

(Continued)

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$45,840	$(54,621)
Proceeds from advances from Federal Home Loan Bank	94,745	31,551
Repayment of advances from Federal Home Loan Bank	(68,125)	(25,189)
Proceeds from other borrowings	4,800	1,450
Repayment of other borrowings	(1,144)	(770)
Net increase (decrease) in short term borrowings	1,436	(1,717)
Proceeds from exercise of stock options	130	2
Repurchase of common stock	(3,672)	(256)
Dividends distributed	(1,879)	--

Net cash provided by (used in) financing activities	72,131	(49,550)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,756	(54,340)

CASH AND CASH EQUIVALENTS:
Beginning of period	52,131	113,086

End of period	$86,887	$58,746

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,834	$4,650

Cash received for income tax refunds	$--	$2,135

Cash paid for income taxes	$892	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$1,389	$1,069

Sales of real estate owned financed by the Bank	$146	$242

Investment securities purchased—not settled	$972	$--

See notes to unaudited condensed consolidated financial statements.	(Concluded)

BEAR STATE FINANCIAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank (the “Bank”), is a community oriented bank providing a broad line of financial products to individuals and business customers.  As of September 30, 2016, the Bank operated 48 branches and three loan production offices throughout Arkansas, Missouri and Southeast Oklahoma.

The Company completed its merger with First National Security Company (“FNSC”) and the accompanying acquisition of FNSC’s subsidiaries, including First National Bank of Hot Springs (“First National”) and Heritage Bank, N.A. (“Heritage Bank”), on June 13, 2014. On February 13, 2015, First Federal Bank, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. On October 1, 2015, the Company completed its acquisition of Metropolitan National Bank (“Metropolitan”). On February 19, 2016, Metropolitan was merged into the Bear State Bank charter. Except as the context otherwise requires, any reference in this Quarterly Report on Form 10-Q to the “Bank” means (i) with respect to the period between January 1, 2015 through February 12, 2015, First Federal Bank, First National and Heritage Bank, collectively; (ii) with respect to the period from February 13, 2015 through September 30, 2015 or the period from February 19, 2016 through the date hereof, Bear State Bank, N.A.; and (iii) with respect to the period from October 1, 2015 through February 18, 2016, Bear State Bank and Metropolitan, collectively. Effective June 28, 2016, the Bank converted from a national bank supervised by the Office of the Comptroller of the Currency to a state chartered bank jointly supervised by the Arkansas State Bank Department and the Board of Governors of the Federal Reserve Bank. In connection with the charter change, the name of Bear State Bank, N.A. changed to Bear State Bank.

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

The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The unaudited condensed consolidated financial statements of the Company and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, contained in the Company’s 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet of the Company as of December 31, 2015, included herein has been derived from the audited consolidated balance sheet of the Company as of that date.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, Income Statement-Extraordinary and Unusual Items, to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained and expanded to include items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. The Company’s adoption of this ASU on January 1, 2016, did not have a material impact on the Company’s financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). This ASU requires certain equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of such investments; eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost; requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. For public entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU adds or clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows in an attempt to reduce the diversity of financial reporting. For public entities, ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply prospectively if retrospective application is impractical. The Company is in the process of evaluating the impact this ASU will have on its financial statements.

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

4.	INVESTMENT SECURITIES

Investment securities consisted of the following as of the dates indicated (in thousands):

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$22,165	$20	$--	$22,185
Municipal securities	67,282	1,096	(23)	68,355
Residential mortgage-backed securities	94,319	1,543	(83)	95,779

Total available for sale	$183,766	$2,659	$(106)	$186,319

Held to maturity
Municipal securities	$11,351	$7	$(105)	$11,253

Total held to maturity	$11,351	$7	$(105)	$11,253

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$49,612	$5	$(117)	$49,500
Municipal securities	63,276	717	(60)	63,933
Residential mortgage-backed securities	85,072	647	(567)	85,152

Total available for sale	$197,960	$1,369	$(744)	$198,585

The mortgage-backed portfolios at September 30, 2016 and December 31, 2015 were composed entirely of residential mortgage-backed securities issued or guaranteed by GNMA, FNMA or FHLMC.

The following tables summarize the gross unrealized losses and fair value of the Company's investments classified as available for sale and held to maturity with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$13,983	$128	$--	$--	$13,983	$128
Residential mortgage-backed securities	23,558	83	--	--	23,558	83

Total	$37,541	$211	$--	$--	$37,541	$211

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$46,805	$117	$--	$--	$46,805	$117
Municipal securities	4,741	32	2,707	28	7,448	60
Residential mortgage-backed securities	57,561	567	--	--	57,561	567

Total	$109,107	$716	$2,707	$28	$111,814	$744

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

The Company has pledged investment securities with carrying values of approximately $119.7 million at September 30, 2016 and $119.1 million at December 31, 2015, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $13.5 million at September 30, 2016 and $12.1 million at December 31, 2015, for securities sold under agreements to repurchase.

The following table sets forth the amount (dollars in thousands) of investment securities that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2016. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	September 30, 2016
	Available for Sale			Held to Maturity
	Amortized	Fair	Weighted	Amortized	Fair	Weighted
	Cost	Value	Average Rate	Cost	Value	Average Rate

Within one year	$21,185	$21,207	0.77%	$--	$--	--
Due from one year to five years	21,259	21,444	2.06%	--	--	--
Due from five years to ten years	16,327	16,748	2.86%	--	--	--
Due after ten years	30,676	31,141	2.97%	11,351	11,253	2.54%
	89,447	90,540	2.21%	11,351	11,253	2.54%
Residential mortgage-backed securities	94,319	95,779	2.18%	--	--	--
Total	$183,766	$186,319	2.20%	$11,351	$11,253	2.54%

As of September 30, 2016 and December 31, 2015, investments with amortized cost totaling approximately $74.2 million and $68.4 million, respectively, have call options held by the issuer, of which approximately $26.5 million and $26.1 million, respectively, are or were callable within one year.

Sales of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales proceeds	$22,297	$--	$30,386	$2,082

Gross realized gains	97	--	$195	$88
Gross realized losses	(76)	--	(176)	--
Net gains (losses) on sales of investment securities	$21	$--	$19	$88

5.	LOANS RECEIVABLE

Loans receivable consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Real estate:
One- to four-family residential	$385,126	$401,036
Multifamily residential	93,444	74,226
Nonfarm nonresidential	472,858	487,684
Farmland	94,187	94,235
Construction and land development	119,433	116,015
Commercial	312,957	246,304
Consumer	36,645	38,594
Total loans receivable	1,514,650	1,458,094
Unearned discounts and net deferred loan costs	516	558
Allowance for loan and lease losses	(15,112)	(14,550)

Loans receivable—net	$1,500,054	$1,444,102

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

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at September 30, 2016 and December 31, 2015 were $14.8 million and $20.4 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the periods ended September 30, 2016 and 2015 was not significant.

As of September 30, 2016 and December 31, 2015, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $27.9 million and $33.1 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas (“FHLB”) and were pledged for outstanding advances or available for future advances. The Bank also pledged substantially all of its remaining loans at September 30, 2016 and December 31, 2015 under a blanket lien with the FHLB.

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

	September 30, 2016	December 31, 2015	September 30, 2015
One- to four-family residential	$2,833	$3,189	$3,963
Nonfarm nonresidential	8,353	9,886	10,035
Farmland	58	70	80
Construction and land development	1,419	2,127	2,242
Commercial	570	1,012	1,020
Consumer	55	63	76
Total carrying value of PCI loans	$13,288	$16,347	$17,416
Outstanding principal balance of PCI loans	$17,676	$20,289	$21,732

The following table documents changes for the nine months ended September 30, 2016 and 2015 to the amount of accretable yield on loans evaluated in accordance with the provisions of FASB ASC Topic 310-30 (in thousands).

	2016	2015
Balance at January 1	$1,370	$2,165
Accretion	(622)	(827)
Adjustments to accretable differences due to:
Reclassification from nonaccretable difference	1,328	88
Changes in expected cash flows that do not affect nonaccretable differences	(868)	(41)
Transfers to real estate owned	5	7
Balance at September 30	$1,213	$1,392

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans are presented below (in thousands):

September 30, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$2,363	$2,451	$380,312	$385,126
Multifamily residential	--	--	93,444	93,444
Nonfarm nonresidential	392	2,039	470,427	472,858
Farmland	986	647	92,554	94,187
Construction and land development	138	523	118,772	119,433
Commercial	1,185	1,418	310,354	312,957
Consumer	360	57	36,228	36,645
Total	$5,424	$7,135	$1,502,091	$1,514,650

December 31, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$6,051	$3,363	$391,622	$401,036
Multifamily residential	125	67	74,034	74,226
Nonfarm nonresidential	1,060	2,646	483,978	487,684
Farmland	42	668	93,525	94,235
Construction and land development	148	510	115,357	116,015
Commercial	1,722	336	244,246	246,304
Consumer	489	140	37,965	38,594
Total	$9,637	$7,730	$1,440,727	$1,458,094

As of September 30, 2016 and December 31, 2015, there were $1.4 million and $1.0 million, respectively, of PCI loans acquired in the merger with FNSC that were 90 days or more past due and accruing and there were two non-PCI loans totaling $451,000 past due 90 days and still accruing at December 31, 2015. Restructured loans totaled $1.5 million and $1.7 million as of September 30, 2016 and December 31, 2015, respectively, with $1.2 million and $1.4 million of such restructured loans on nonaccrual status at September 30, 2016 and December 31, 2015, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

September 30, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$939	$1,900	$3,798	$6,637
Nonfarm nonresidential	94	1,338	4,029	5,461
Farmland	--	647	140	787
Construction and land development	42	455	--	497
Commercial	237	1,240	2,463	3,940
Consumer	51	57	58	166
Total	$1,363	$5,637	$10,488	$17,488

December 31, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,419	$2,868	$2,168	$6,455
Multifamily	--	67	163	230
Nonfarm nonresidential	136	1,742	4,760	6,638
Farmland	--	668	305	973
Construction and land development	6	432	184	622
Commercial	23	325	3,887	4,235
Consumer	14	132	41	187
Total	$1,598	$6,234	$11,508	$19,340

As of both September 30, 2016 and December 31, 2015, there were $1.8 million of loans in the process of foreclosure.

The following tables summarize information pertaining to impaired loans as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 (in thousands). The tables below do not include ASC 310-30 PCI loans which are disclosed separately above.

	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$246	$232	$76	$430	$312	$83
Nonfarm nonresidential	891	690	115	2,728	2,395	522
Farmland	--	--	--	616	473	112
Construction and land development	--	--	--	215	211	89
Commercial	3,269	3,156	580	1,153	1,150	250
Consumer	5	5	5	5	5	5
	4,411	4,083	776	5,147	4,546	1,061

Impaired loans without a valuation allowance:
One- to four-family residential	8,584	6,604	--	7,605	6,348	--
Multifamily	--	--	--	282	230	--
Nonfarm nonresidential	6,165	4,771	--	5,352	4,243	--
Farmland	1,228	787	--	796	499	--
Construction and land development	757	573	--	686	490	--
Commercial	998	784	--	3,293	3,085	--
Consumer	176	162	--	188	183	--
	17,908	13,681	--	18,202	15,078	--
Total impaired loans	$22,319	$17,764	$776	$23,349	$19,624	$1,061

	Three Months Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$233	$2	$815	$2
Nonfarm nonresidential	698	--	3,221	--
Farmland	--	--	478	--
Construction and land development	--	--	108	--
Commercial	3,209	--	577	--
Consumer	5	--	15	--
	4,145	2	5,214	2

Impaired loans without a valuation allowance:
One- to four-family residential	7,177	--	4,785	--
Multifamily	75	--	--	--
Nonfarm nonresidential	4,842	--	1,373	--
Farmland	802	--	255	--
Construction and land development	576	1	566	1
Commercial	860	--	1,489	--
Consumer	198	--	143	--
	14,530	1	8,611	1
Total impaired loans	$18,675	$3	$13,825	$3

Interest based on original terms		$277		$255

Interest income recognized on a cash basis on impaired loans		$--		$--

	Nine Months Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$357	$5	$963	$5
Nonfarm nonresidential	1,129	--	2,716	--
Farmland	118	--	480	--
Construction and land development	94	--	138	--
Commercial	2,707	--	288	--
Consumer	5	--	15	--
	4,410	5	4,600	5

Impaired loans without a valuation allowance:
One- to four-family residential	7,173	1	4,496	1
Multifamily	134	--	--	--
Nonfarm nonresidential	4,715	--	1,122	--
Farmland	730	--	252	--
Construction and land development	606	4	546	5
Commercial	1,438	--	955	--
Consumer	209	--	89	--
	15,005	5	7,460	6
Total impaired loans	$19,415	$10	$12,060	$11

Interest based on original terms		$832		$780

Interest income recognized on a cash basis on impaired loans		$--		$--

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

Based on analyses performed at September 30, 2016 and December 31, 2015, the risk categories of loans are as follows (in thousands):

	September 30, 2016
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$371,070	$175	$13,881	$385,126
Multifamily residential	93,444	--	--	93,444
Nonfarm nonresidential	450,162	12	22,684	472,858
Farmland	92,234	--	1,953	94,187
Construction and land development	117,714	--	1,719	119,433
Commercial	307,298	5	5,654	312,957
Consumer	36,332	--	313	36,645
Total	$1,468,254	$192	$46,204	$1,514,650

	December 31, 2015
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$384,193	$1,098	$15,745	$401,036
Multifamily residential	74,063	--	163	74,226
Nonfarm nonresidential	462,552	10	25,122	487,684
Farmland	91,665	1,095	1,475	94,235
Construction and land development	114,534	91	1,390	116,015
Commercial	240,209	501	5,594	246,304
Consumer	38,283	12	299	38,594
Total	$1,405,499	$2,807	$49,788	$1,458,094

As of September 30, 2016 and December 31, 2015, the Bank did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of September 30, 2016 and December 31, 2015 (dollars in thousands):

September 30, 2016	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$199	6	$322	8	$521
Nonfarm nonresidential	--	--	3	421	3	421
Farmland	--	--	1	250	1	250
Construction and land development	1	77	2	220	3	297
Consumer	--	--	1	5	1	5

Total	3	$276	13	$1,218	16	$1,494

December 31, 2015	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$205	6	$450	8	$655
Nonfarm nonresidential	--	--	3	461	3	461
Farmland	--	--	1	250	1	250
Construction and land development	1	79	2	242	3	321
Commercial	--	--	1	21	1	21
Consumer	--	--	1	5	1	5

Total	3	$284	14	$1,429	17	$1,713

No loans receivable were restructured as TDRs during the three or nine months ended September 30, 2015. No loans were restructured as TDRs during the three months ended September 30, 2016. Loans receivable that were restructured as TDRs during the nine months ended September 30, 2016 were as follows (dollars in thousands):

	Nine Months Ended September 30, 2016
	Number of	Balance	Balance at	Nature of Modification
	Loans	Prior to TDR	September 30, 2016	Payment Term (1)	Other
Commercial	1	$35	$--	$35	$--

Total	1	$35	$--	$35	$--

_________________________

(1)	Concessions represent skipped payments, maturity date extensions or amortization term extensions.

There were no loans receivable for which a payment default occurred during the three or nine months ended September 30, 2016 or 2015 that had been modified as a TDR within 12 months or less of the payment default.

6.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three months ended September 30, 2016 and 2015 (in thousands):

	July 1, 2016	Provision (Reversals)	Charge-offs	Recoveries	September 30, 2016

One- to four-family residential	$3,892	$132	$(171)	$10	$3,863
Multifamily residential	779	168	--	--	947
Nonfarm nonresidential	3,146	(143)	--	10	3,013
Farmland	716	76	--	--	792
Construction and land development	1,569	(65)	--	2	1,506
Commercial	3,603	295	(5)	3	3,896
Consumer	174	167	(108)	17	250
Purchased credit impaired	872	13	(62)	22	845
Total	$14,751	$643	$(346)	$64	$15,112

	July 1, 2015	Provision (Reversals)	Charge-offs	Recoveries	September 30, 2015

One- to four-family residential	$4,165	$407	$(186)	$18	$4,404
Multifamily residential	581	19	--	--	600
Nonfarm nonresidential	3,880	(408)	--	10	3,482
Farmland	518	(15)	--	--	503
Construction and land development	1,121	161	--	58	1,340
Commercial	1,765	192	(32)	3	1,928
Consumer	121	67	(98)	35	125
Purchased credit impaired	1,703	(92)	(18)	--	1,593
Total	$13,854	$331	$(334)	$124	$13,975

The tables below provide a rollforward of the ALLL by portfolio segment for the nine months ended September 30, 2016 and 2015 (in thousands):

	January 1, 2016	Provision (Reversals)	Charge-offs	Recoveries	September 30, 2016

One- to four-family residential	$3,870	$301	$(340)	$32	$3,863
Multifamily residential	665	283	(1)	--	947
Nonfarm nonresidential	3,599	(587)	(9)	10	3,013
Farmland	714	78	--	--	792
Construction and land development	1,456	(11)	--	61	1,506
Commercial	2,565	1,406	(83)	8	3,896
Consumer	166	301	(277)	60	250
Purchased credit impaired	1,515	(106)	(638)	74	845
Total	$14,550	$1,665	$(1,348)	$245	$15,112

	January 1, 2015	Provision (Reversals)	Charge-offs	Recoveries	September 30, 2015

One- to four-family residential	$4,488	$261	$(399)	$54	$4,404
Multifamily residential	791	(191)	--	--	600
Nonfarm nonresidential	4,243	(804)	--	43	3,482
Farmland	342	161	--	--	503
Construction and land development	1,023	166	(10)	161	1,340
Commercial	2,315	(358)	(32)	3	1,928
Consumer	101	165	(232)	91	125
Purchased credit impaired	357	1,531	(295)	--	1,593
Total	$13,660	$931	$(968)	$352	$13,975

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of September 30, 2016 and December 31, 2015 (in thousands):

	Allowance for Loan and Lease Losses			Loan Balances
September 30, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$76	$3,787	$288	$6,836	$375,457	$2,833
Multifamily residential	--	947	--	--	93,444	--
Nonfarm nonresidential	115	2,898	342	5,461	459,044	8,353
Farmland	--	792	--	787	93,342	58
Construction and land development	--	1,506	--	573	117,441	1,419
Commercial	580	3,316	215	3,940	308,447	570
Consumer	5	245	--	167	36,423	55
Total	$776	$13,491	$845	$17,764	$1,483,598	$13,288

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$83	$3,787	$381	$6,660	$391,187	$3,189
Multifamily residential	--	665	--	230	73,996	--
Nonfarm nonresidential	522	3,077	552	6,638	471,160	9,886
Farmland	112	602	--	972	93,193	70
Construction and land development	89	1,367	21	701	113,187	2,127
Commercial	250	2,315	561	4,235	241,057	1,012
Consumer	5	161	--	188	38,343	63
Total	$1,061	$11,974	$1,515	$19,624	$1,422,123	$16,347

A summary of the activity in the allowance for losses on real estate owned is as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Balance—beginning of period	$3,825	$4,642	$4,268	$6,575

Provisions for estimated losses	289	--	302	3
Losses charged off	(3,402)	(402)	(3,858)	(2,338)

Balance—end of period	$712	$4,240	$712	$4,240

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015

Land and land improvements	$10,896	$12,701
Buildings and improvements	47,899	53,742
Furniture and equipment	12,996	13,372
Automobiles and other	841	823

Total	72,632	80,638

Accumulated depreciation	(17,580)	(16,997)

Office properties and equipment—net	$55,052	$63,641

Depreciation expense for the nine months ended September 30, 2016 and 2015 was approximately $2.8 million and $2.1 million, respectively.

At September 30, 2016, office properties held for sale included nine properties with a carrying value of $5.6 million. Office properties held for sale are carried at the lower of carrying amount or fair value less estimated costs to sell. Impairment charges of $0.6 million and $1.0 million were recognized for the three and nine months ended September 30, 2016, respectively. During the three months ended September 30, 2016, two properties were sold resulting in a net gain of $1.1 million. Impairment charges and realized gains and losses on office properties held for sale are recorded in other noninterest expense in the condensed consolidated statement of income.

8.	GOODWILL AND CORE DEPOSIT INTANGIBLES - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. At September 30, 2016, goodwill consisted of $25.7 million related to the FNSC acquisition which is not deductible for tax purposes and $14.5 million related to the Metropolitan acquisition which is deductible for tax purposes. The Company’s core deposit intangible is related to the core deposit premiums of First National, Heritage Bank and Metropolitan. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangible for the nine months ended September 30, 2016 and the year ended December 31, 2015, were as follows (in thousands):

	September 30, 2016	December 31, 2015

Balance—beginning of period	$11,374	$7,338

Metropolitan acquisition	--	4,760
Amortization expense	(766)	(724)

Balance—end of period	$10,608	$11,374

The Company’s projected amortization expense for the remainder of 2016 is approximately $255,000 and approximately $1.0 million in each of the years ending December 31, 2017 through 2021, and $5.3 million thereafter.

9.	DEPOSITS

Deposits as of September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015

Checking accounts	$737,716	$713,546
Money market accounts	212,973	220,589
Savings accounts	165,393	160,307
Certificates of deposit	537,441	513,241

Total	$1,653,523	$1,607,683

Overdrafts of checking accounts of $328,000 and $620,000 at September 30, 2016 and December 31, 2015, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of September 30, 2016 and December 31, 2015, the Bank had $21.8 million and $22.0 million, respectively, of brokered deposits.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $282.3 million and $254.9 million at September 30, 2016 and December 31, 2015, respectively. The aggregate amount of time deposits in denominations of $250 thousand or more was approximately $102.0 million and $87.1 million at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, scheduled maturities of certificates of deposit were as follows (in thousands):

Amount

Within one year	$333,039
One to two years	116,698
Two to three years	39,757
Three to four years	22,491
Four to five years	17,725
Over five years	7,731

Total	$537,441

10.	SHORT TERM BORROWINGS

Short term borrowings consisted of repurchase agreements with customers totaling $13.5 million and $12.1 million at September 30, 2016 and December 31, 2015, respectively. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the Condensed Consolidated Balance Sheets and are disclosed in Note 4. The fair value of the collateral pledged to a third party is monitored and additional collateral is pledged or returned, as deemed appropriate.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
Municipal securities	$593	$--	$--	$--	$593
Residential mortgage-backed securities	12,918	--	--	--	12,918
Total	$13,511	$--	$--	$--	$13,511

	December 31, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasuries and government agencies	$9,072	$--	$--	$--	$9,072
Residential mortgage-backed securities	3,003	--	--	--	3,003
Total	$12,075	$--	$--	$--	$12,075

At September 30, 2016, the Company and the Bank had unused credit lines allowing contingent access to overnight borrowings of up to $103.0 million on an unsecured basis.

11.	OTHER BORROWINGS

Other borrowings are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015

Federal Home Loan Bank advances with rates ranging from 0.37% to 5.57% maturing through July 1, 2027	$80,138	$53,518
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month London Interbank Offered Rate (“LIBOR”) rate, reset quarterly, interest payments due quarterly, maturing May 30, 2017	4,950	5,150
Term notes payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	17,568	13,712
Total	$102,656	$72,380

Federal Home Loan Bank. The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and a blanket lien on substantially all remaining loans. Additionally, as of September 30, 2016, the Bank has FHLB letters of credit totaling $60.0 million, of which $35.0 million matures in the first quarter of 2017 and $25.0 million matures in the fourth quarter of 2017. The letters of credit were used to collateralize public deposits and a repurchase agreement as of September 30, 2016.

Notes Payable. The line of credit and notes payable to a bank are collateralized by 100% of the stock of the Bank. The loan agreement governing the line of credit and notes payable contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 65%, a maximum classified asset ratio of 50% and Tier 1 Leverage ratio of 8%. At September 30, 2016, the Company was in compliance with the applicable covenants imposed by the loan agreement.

At September 30, 2016, scheduled maturities of other borrowings were as follows (in thousands):

	Weighted
	Average
	Rate	Amount

Within one year	1.12%	$27,543
One to two years	0.66	47,511
Two to three years	2.33	19,950
Three to four years	2.36	441
Four to five years	2.11	622
Over five years	2.68	6,589

Total	1.25%	$102,656

12.	INCOME TAXES

The provisions for income taxes are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015

Income tax provision:
Current:
Federal	$254	$152
State	196	45
Total current	450	197

Deferred:
Federal	4,351	2,808
State	764	782
Valuation allowance	(897)	(120)
Total deferred	4,218	3,470

Total	$4,668	$3,667

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2016		2015

Taxes at statutory federal income tax rate	$6,053	35.0%	$3,988	34.1%
Increase (decrease) resulting from:
Graduated tax rates	(31)	(0.2)	--	--
State income tax—net of federal benefits	619	3.6	398	3.4
Valuation allowance—net	(897)	(5.2)	--	--
Earnings on life insurance policies	(411)	(2.4)	(373)	(3.2)
Nontaxable investments	(436)	(2.5)	(459)	(3.9)
Other—net	(229)	(1.3)	113	1.0

Total	$4,668	27.0%	$3,667	31.4%

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

The Company’s temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015

Deferred tax assets:
Allowance for loan and lease losses	$8,011	$7,580
Discount on purchased loans	2,191	2,584
Real estate owned	371	1,743
Section 382 net operating loss carryforward	2,011	2,114
Net operating loss carryforward	3,461	7,710
Nonaccrual loan interest	1,390	1,266
Other	1,839	1,365

Total deferred tax assets	19,274	24,362
Valuation allowance	--	(897)
Deferred tax asset, net of allowance	19,274	23,465

Deferred tax liabilities:
Office properties	(2,932)	(2,990)
Core deposit intangibles	(2,361)	(2,562)
Unrealized gain on securities available for sale	(977)	(239)
Prepaid expenses and other	(1,252)	(961)

Total deferred tax liabilities	(7,522)	(6,752)

Net deferred tax asset	$11,752	$16,713

For the nine months ended September 30, 2016, the net deferred tax asset decreased by $5.0 million or 29.6% primarily as a result of a decrease in the net operating loss ("NOL") carryforward which was utilized to offset taxable income for the nine months ended September 30, 2016.

A financial institution may, for federal income tax purposes, carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2016, the Company had a $13.9 million NOL for federal income tax purposes that will be carried forward. The federal NOL carryforwards, if unused, expire in calendar years 2029 through 2032. The $13.9 million federal NOL includes $5.9 million of Internal Revenue Code (“IRC”) Section 382 NOL carryforwards that have an annual limit of $405,000 that can be utilized to offset taxable income. At September 30, 2016, the Company had a $17.7 million NOL for Arkansas state income tax purposes. The state NOL carryforwards, if unused, expire in calendar years 2017 through 2019.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined under Code Section 593(g)(2)(A)(ii). Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at September 30, 2016 and December 31, 2015. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

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

The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of income. The Company had less than $1,000 of interest or penalties related to income tax matters during the nine months ended September 30, 2016 or 2015. The Company files consolidated income tax returns in the U.S. federal jurisdiction and the states of Arkansas and Missouri while the Bank files in the state of Oklahoma. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2013 and forward.

13.	STOCK BASED COMPENSATION

The Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) was approved by the Company’s stockholders on April 29, 2011 and became effective May 3, 2011. An amendment of the 2011 Plan was approved by the Company’s stockholders on May 25, 2016. The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that align the personal interests of participants to those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 2,144,743 shares of Company stock. Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan. Each award under the 2011 Plan is governed by the terms of the individual award agreement, which specifies pricing, term, vesting, and other pertinent provisions. Shares issued in connection with stock compensation awards are issued from available authorized shares.

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

A summary of the stock option activity in the Company’s 2011 Plan for the nine months ended September 30, 2016, is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2016	227,449	$6.68
Granted	--	$--
Exercised	19,998	$6.51
Forfeited	4,111	$6.06

Outstanding— September 30, 2016	203,340	$6.71
Exercisable— September 30, 2016	169,451	$6.59

The weighted average remaining contractual life of the outstanding options was 2.2 years and the aggregate intrinsic value of the options was approximately $505,000 at September 30, 2016. The weighted average remaining contractual life of options exercisable was 2.1 years and the aggregate intrinsic value of the exercisable options was approximately $440,000 at September 30, 2016.

As of September 30, 2016, there was $49,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 0.9 years. Compensation expense attributable to option awards totaled approximately $24,000 and $38,000 for the three month periods ended September 30, 2016 and 2015 and approximately $92,000 and $110,000 for the nine month periods ended September 30, 2016 and 2015, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from one to five years.

A summary of the RSU activity in the Company’s 2011 Plan for the nine months ended September 30, 2016, is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2016	273,316	$8.37
Granted	85,337	$8.54
Vested	(66,656)	$8.34
Forfeited	(5,078)	$7.73

Outstanding— September 30, 2016	286,919	$8.44

As of September 30, 2016, there was $1.5 million of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years. Compensation expense attributable to awards of RSUs totaled approximately $254,000 and $125,000 for the three month periods ended September 30, 2016 and 2015, respectively, and approximately $940,000 and $315,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	37,595,454	33,358,376	37,634,670	33,368,642
Effect of dilutive securities	211,965	138,922	197,558	154,423
Diluted weighted average shares outstanding	37,807,419	33,497,298	37,832,228	33,523,065

15.	FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2016 and December 31, 2015, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended September 30, 2016 or December 31, 2015.

The following table presents major categories of assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Available for sale investment securities:
U.S. Treasuries and government agencies	$22,185	$--	$22,185	$--
Municipal securities	68,355	--	68,355	--
Residential mortgage-backed securities	95,779	--	95,779	--
Total	$186,319	$--	$186,319	$--

December 31, 2015
Available for sale investment securities:
U.S. Treasuries and government agencies	$49,500	$--	$49,500	$--
Municipal securities	63,933	--	63,933	--
Residential mortgage-backed securities	85,152	--	85,152	--
Total	$198,585	$--	$198,585	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The majority of the Bank’s impaired loans at September 30, 2016 and December 31, 2015 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs and adjustments to the ALLL.

Real Estate Owned, net

Real Estate Owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the nine months ended September 30, 2016 and 2015 were $302,000 and $3,000, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015 (in thousands). The assets disclosed in the following table represent REO properties or collateral dependent impaired loans that were remeasured at fair value during the period with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Impaired loans	$7,105	$--	$--	$7,105
REO, net	939	--	--	939

December 31, 2015
Impaired loans	$7,909	$--	$--	$7,909
REO, net	569	--	--	569

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	September 30, 2016		December 31, 2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$86,887	$86,887	$52,131	$52,131
Federal funds sold	--	--	18	18
Level 2 inputs:
Investment securities—held to maturity	11,351	11,253	--	--
Interest-bearing time deposits in banks	4,820	4,885	10,930	11,016
Other investment securities	11,838	11,838	9,563	9,563
Loans held for sale	13,995	13,995	7,326	7,326
Cash surrender value of life insurance	56,849	56,849	52,602	52,602
Accrued interest receivable	6,694	6,694	6,157	6,157
Level 3 inputs:
Loans receivable—net	1,500,054	1,522,962	1,444,102	1,462,669

FINANCIAL LIABILITIES:
Level 1 inputs:
Short term borrowings	13,511	13,511	12,075	12,075
Level 2 inputs:
Checking, money market and savings accounts	1,116,082	1,116,082	1,094,442	1,094,442
Other borrowings	102,656	102,745	72,380	73,335
Accrued interest payable	270	270	292	292
Level 3 inputs:
Certificates of deposit	537,441	540,080	513,241	512,430

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and the Bank as of September 30, 2016 are presented in the following table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes*		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Adjusted Average Assets
Consolidated	$180,734	9.37%	$77,154	4.00%	N/A	N/A
Bear State Bank	200,920	10.42%	77,097	4.00%	$96,371	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$180,734	11.00%	$73,937	4.50%	N/A	N/A
Bear State Bank	200,920	12.24%	73,849	4.50%	$106,670	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$180,734	11.00%	$98,583	6.00%	N/A	N/A
Bear State Bank	200,920	12.24%	98,465	6.00%	$131,286	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$195,846	11.92%	$131,443	8.00%	N/A	N/A
Bear State Bank	216,032	13.16%	131,286	8.00%	$164,108	10.00%

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

Dividends. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions. In addition, the Bank is subject to limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. ASBD regulations specify that the maximum dividend state banks may pay to the parent company in any calendar year without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the FRB, the maximum dividend that may be paid without prior approval by the FRB is the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  At September 30, 2016, the Bank had approximately $11.7 million available for payment of dividends to the Company without prior regulatory approval from the ASBD and approximately $10.9 million available for payment of dividends to the Company without prior regulatory approval from the FRB.

The principal source of the Company’s revenues is dividends from the Bank. Our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank.

Repurchase Program. During the nine months ended September 30, 2016, the Company repurchased 5,114 shares of its common stock under a share repurchase program that was initially approved by the Board of Directors on March 13, 2015 and most recently amended on April 20, 2016, whereby the Company is authorized to repurchase up to $2 million of its common stock (the “Repurchase Program”).

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

On October 19, 2016, the Company announced that its Board of Directors authorized a $0.025 per share cash dividend to shareholders of record at the close of business on November 1, 2016 payable on November 15, 2016.

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

OVERVIEW

The Company’s net income was $4.7 million for the three months ended September 30, 2016, compared to $3.2 million for the three months ended September 30, 2015. The Company’s net income was $12.6 million for the nine months ended September 30, 2016, compared to $8.0 million for the nine months ended September 30, 2015. Factors impacting the increases in net income for the comparative periods include:

●

The results of operations for the three and nine months ended September 30, 2016, include the results of operations of Metropolitan, whereas the three and nine months ended September 30, 2015 did not include the results of operations of Metropolitan.

●	The Company’s net interest margin for the three and nine months ended September 30, 2016 was 3.78% and 3.89%, respectively, compared to 3.74% and 3.76%, respectively, for the same periods in 2015.
●

The yield on interest-earning assets increased to 4.23% and 4.34% for the three and nine months ended September 30, 2016, respectively, compared to 4.21% and 4.24% for the same periods in 2015, respectively. The cost of interest-bearing liabilities decreased to 0.53% and 0.52% for the three and nine months ended September 30, 2016, respectively, compared to 0.55% for each of the same periods in 2015.

●

The Company’s noninterest expenses generally increased in the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to the acquisition of Metropolitan. The increases were due primarily to normal operating expenses.

●

The Bank reversed its valuation allowance on the deferred tax asset related to net unrealized built-in losses (“NUBILs”) established under IRC Section 382 on May 3, 2011, the date of the Company’s ownership change related to the initial investment by Bear State Financial Holdings, LLC. As a result of passing the five year anniversary date of the ownership change, during the second quarter of 2016, the Bank reversed the valuation allowance of $0.9 million for the remaining NUBILs.

ACQUISITION

Metropolitan National Bank

On October 1, 2015, the Company completed its acquisition of Metropolitan National Bank (“Metropolitan”) from Marshfield Investment Company (“Marshfield”). Under the terms of the purchase agreement, the Company acquired 100% of the outstanding common stock of Metropolitan and Marshfield received proceeds of approximately $70 million, consisting of 4,610,317 shares of Company common stock valued at approximately $42 million and $28 million in cash. The Company paid $10.1 million of the total cash consideration and Metropolitan paid $17.9 million of the total cash consideration in conjunction with the closing of the acquisition. On February 19, 2016, Metropolitan was merged into Bear State Bank.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for the third quarter of 2016 was $16.8 million compared to $12.2 million in 2015. Net interest income for the nine months ended September 30, 2016 was $50.4 million compared to $36.8 million in 2015. The increases in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for the third quarter of 2016 was $18.8 million compared to $13.7 million for the same period in 2015. Interest income for the nine months ended September 30, 2016 was $56.2 million compared to $41.4 million for the same period in 2015. The increases in interest income for the three and nine months ended September 30, 2016 compared to the same periods in 2015 were primarily due to increases in the average balances of loans receivable as a result of the Metropolitan acquisition, partially offset by a decrease in the average yield earned on loans receivable.

Interest Expense.   Interest expense for the third quarter of 2016 was $2.0 million compared to $1.5 million for the same period in 2015. Interest expense for the nine months ended September 30, 2016 was $5.8 million compared to $4.6 million for the same period in 2015. The increases in interest expense for the three and nine months ended September 30, 2016 compared to the same periods in 2015 were primarily due to increases in the average balances of deposit accounts due to the Metropolitan acquisition and an increase in other borrowings, partially offset by decreases in the average rates paid on deposits and borrowings.

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

	Three Months Ended September 30,
	2016 vs. 2015
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$5,294	$(223)	$(92)	$4,979
Investment securities	104	16	2	122
Other interest-earning assets	14	(12)	(3)	(1)
Total interest-earning assets	5,412	(219)	(93)	5,100

Interest expense:
Deposits	439	(31)	(11)	397
Other borrowings	136	(32)	(16)	88
Total interest-bearing liabilities	575	(63)	(27)	485
Net change in net interest income	$4,837	$(156)	$(66)	$4,615

	Nine Months Ended September 30,
	2016 vs. 2015
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$15,605	$(857)	$(346)	$14,402
Investment securities	201	192	15	408
Other interest-earning assets	(75)	89	(27)	(13)
Total interest-earning assets	15,731	(576)	(358)	14,797

Interest expense:
Deposits	1,213	(214)	(67)	932
Other borrowings	346	(59)	(27)	260
Total interest-bearing liabilities	1,559	(273)	(94)	1,192
Net change in net interest income	$14,172	$(303)	$(264)	$13,605

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

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,522,106	$17,808	4.64%	$1,077,500	$12,829	4.72%
Investment securities(2)	202,868	975	1.91	180,831	853	1.87
Other interest-earning assets	43,918	66	0.60	36,288	67	0.73
Total interest-earning assets	1,768,892	18,849	4.23	1,294,619	13,749	4.21
Noninterest-earning assets	212,690			171,723
Total assets	$1,981,582			$1,466,342
Interest-bearing liabilities:
Deposits	$1,395,501	1,662	0.47	$1,036,330	1,265	0.48
Other borrowings	109,751	352	1.27	72,421	264	1.45
Total interest-bearing liabilities	1,505,252	2,014	0.53	1,108,751	1,529	0.55
Noninterest-bearing deposits	239,886			176,219
Noninterest-bearing liabilities	4,686			3,548
Total liabilities	1,749,824			1,288,518
Stockholders' equity	231,758			177,824
Total liabilities and stockholders' equity	$1,981,582			$1,466,342

Net interest income		$16,835			$12,220
Net earning assets	$263,640			$185,868
Interest rate spread			3.70%			3.66%
Net interest margin			3.78%			3.74%
Ratio of interest-earning assets to Interest-bearing liabilities			117.51%			116.76%

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,492,010	$53,012	4.75%	$1,062,552	$38,610	4.86%
Investment securities(2)	199,324	2,933	1.97	184,648	2,525	1.83
Other interest-earning assets	40,863	230	0.75	58,988	243	0.55
Total interest-earning assets	1,732,197	56,175	4.34	1,306,188	41,378	4.24
Noninterest-earning assets	214,644			173,547
Total assets	$1,946,841			$1,479,735
Interest-bearing liabilities:
Deposits	$1,386,540	4,785	0.46	$1,054,412	3,853	0.49
Other borrowings	103,764	1,027	1.32	71,530	767	1.43
Total interest-bearing liabilities	1,490,304	5,812	0.52	1,125,942	4,620	0.55
Noninterest-bearing deposits	225,905			175,028
Noninterest-bearing liabilities	3,043			3,508
Total liabilities	1,719,252			1,304,478
Stockholders' equity	227,589			175,257
Total liabilities and stockholders' equity	$1,946,841			$1,479,735

Net interest income		$50,363			$36,758
Net earning assets	$241,893			$180,246
Interest rate spread			3.82%			3.69%
Net interest margin			3.89%			3.76%
Ratio of interest-earning assets to Interest-bearing liabilities			116.23%			116.01%

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

Management determined that a provision for loan losses of $643,000 and $1.7 million was required for the three and nine months ended September 30, 2016, respectively, to maintain the ALLL at an adequate level. Management determined the necessity of the provision and the amount thereof taking into consideration (i) loans originated by the Bank during the period, (ii) changes in the overall portfolio of nonperforming and classified loans of the Bank, (iii) the credit quality of the Bank’s loan portfolio, (iv) ALLL coverage of classified loans and (v) discount balance of acquired loans. The ALLL as a percentage of loans receivable was 1.0% at September 30, 2016 and December 31, 2015. The ALLL plus the discount on acquired loans as a percentage of total loans receivable gross of the acquired loan discount was 1.8% at September 30, 2016, compared to 2.1% at December 31, 2015. The ALLL as a percentage of nonaccrual loans was 86.4% at September 30, 2016, compared to 75.2% at December 31, 2015. The ALLL as a percentage of classified loans was 32.7% at September 30, 2016, compared to 29.2% at December 31, 2015. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A quarterly review is completed on purchased credit impaired (“PCI”) loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $4.3 million for the three months ended September 30, 2016 increased from $3.3 million for the same period in 2015. Total noninterest income of $12.3 million for the nine months ended September 30, 2016 increased from $9.8 million for the same period in 2015. The increases in the three and nine month comparison periods were primarily due to increases in deposit fee income and gain on sales of loans. The increase in deposit fee income was attributable to the acquisition of Metropolitan. The increase in gain on sales of loans was due to an increase in the volume of loans sold.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense and other operating expense. Total noninterest expense for the three months ended September 30, 2016 was $13.4 million, which was an increase of $2.9 million or 28.1% from $10.5 million during the same period in 2015. Total noninterest expense for the nine months ended September 30, 2016 was $43.7 million, which was an increase of $9.7 million or 28.7% from $34.0 million during the same period in 2015. The variances in certain noninterest expense items are further explained in the following paragraphs.

Salaries and Employee Benefits. Salaries and employee benefits increased $2.1 million and $6.2 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase was impacted primarily by the increase in personnel attributable to the acquisition of Metropolitan. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
Salaries	$6,170	$4,525	$1,645	$18,886	$14,288	$4,598
Payroll taxes	438	322	116	1,646	1,241	405
Insurance	572	390	182	1,710	1,236	474
401(k) plan expenses	106	74	32	294	208	86
Other retirement plans	45	38	7	130	112	18
Stock compensation	286	162	124	1,055	424	631
Other	1	7	(6)	4	12	(8)
Total	$7,618	$5,518	$2,100	$23,725	$17,521	$6,204

Net Occupancy Expense. The increases in net occupancy expense during the three and nine months ended September 30, 2016 compared to the same periods in 2015 of $351,000 and $1.4 million, respectively, were primarily related to the Metropolitan acquisition.

Advertising and Public Relations. The decrease in advertising and public relations expense during the nine months ended September 30, 2016 compared to the same period in 2015 of $480,000, was primarily due to expenses associated with the name change of the Bank in 2015. During the first quarter of 2015, the charters of First Federal Bank, First National and Heritage Bank were merged into a single bank charter known as Bear State Bank.

Income Taxes. The provision for income taxes was $2.4 million and $4.7 million for the three and nine months ended September 30, 2016, respectively, compared to $1.5 million and $3.7 million for the same respective periods in 2015. Income tax provisions for the three and nine months ended September 30, 2016 increased compared to the same periods in 2015 as a result of increases in taxable income, which was partially offset in the nine month comparative period by the reversal in the second quarter of 2016 of the valuation allowance on the deferred tax asset.

LENDING ACTIVITIES

Loans Receivable. Changes in loan composition between September 30, 2016 and December 31, 2015, are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase
	2016	2015	(Decrease)	% Change

One- to four-family residential	$385,126	$401,036	$(15,910)	(4.0)%
Multifamily residential	93,444	74,226	19,218	25.9
Nonfarm nonresidential	472,858	487,684	(14,826)	(3.0)
Farmland	94,187	94,235	(48)	(0.1)
Construction and land development	119,433	116,015	3,418	2.9
Total real estate loans	1,165,048	1,173,196	(8,148)	(0.7)

Commercial	312,957	246,304	66,653	27.1

Consumer	36,645	38,594	(1,949)	(5.1)

Total loans receivable	1,514,650	1,458,094	56,556	3.9
Unearned discounts and net deferred loan costs	516	558	(42)	(7.5)
Allowance for loan and lease losses	(15,112)	(14,550)	(562)	3.9

Loans receivable, net	$1,500,054	$1,444,102	$55,952	3.9%

Total loans receivable increased $56.6 million at September 30, 2016, compared to December 31, 2015. The change in the Bank’s loan portfolio was primarily due to an increase in commercial loans as a result of an increasing emphasis on this line of business partially offset by loans paid off and principal payments made during the period.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated (dollars in thousands).

	September 30, 2016		December 31, 2015
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$6,637	0.33%	$6,455	0.34%	$182
Multifamily	--	0.00%	230	0.01%	(230)
Nonfarm nonresidential	5,461	0.27%	6,638	0.35%	(1,177)
Farmland	787	0.04%	973	0.05%	(186)
Construction and land development	497	0.02%	622	0.03%	(125)
Commercial	3,940	0.20%	4,235	0.22%	(295)
Consumer	166	0.01%	187	0.01%	(21)

Total nonaccrual loans	17,488	0.87%	19,340	1.01%	(1,852)

Accruing loans 90 days or more past due	--	--	451	0.02%	(451)

Real estate owned, net	1,576	0.08%	3,642	0.19%	(2,066)

Total nonperforming assets	19,064	0.95%	23,433	1.22%	(4,369)
Performing restructured loans	276	0.01%	284	0.01%	(8)

Total nonperforming assets and performing restructured loans (1)	$19,340	0.96%	$23,717	1.23%	$(4,377)

(1)

The table does not include substandard loans which were judged not to be impaired totaling $28.4 million at September 30, 2016 and $30.2 million at December 31, 2015 or acquired ASC 310-30 purchased credit impaired loans which are considered performing at September 30, 2016.

(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	September 30, 2016		December 31, 2015		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$1,733	9.9%	$2,154	11.1%	$(421)	(1.2)%
Over 90 days past due	4,337	24.8	4,382	22.7	(45)	2.1
30-89 days past due	1,141	6.5	1,527	7.9	(386)	(1.4)
Not past due	10,277	58.8	11,277	58.3	(1,000)	0.5
	$17,488	100.0%	$19,340	100.0%	$(1,852)	--

The following table presents nonaccrual loan activity for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015

Balance of nonaccrual loans—beginning of period	$19,340	$9,770
Loans added to nonaccrual status	5,343	9,463
Net cash payments	(3,653)	(1,103)
Loans returned to accrual status	(2,099)	(301)
Charge-offs to the ALLL	(344)	(321)
Transfers to REO	(1,099)	(708)

Balance of nonaccrual loans—end of period	$17,488	$16,800

Real Estate Owned. Changes in the composition of real estate owned between December 31, 2015 and September 30, 2016 are presented in the following table (dollars in thousands).

	December 31, 2015	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain	September 30, 2016
One- to four-family residential	$1,125	$924	$(92)	$(1,062)	$62	$957
Multifamily	316	--	--	(356)	40	--
Land	1,677	--	(173)	(1,826)	767	445
Nonfarm nonresidential	524	156	(37)	(469)	--	174
Total	$3,642	$1,080	$(302)	$(3,713)	$869	$1,576

(1)	Net sales proceeds include $146,000 of loans made by the Bank to facilitate the sale of real estate owned.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of September 30, 2016 and December 31, 2015, the Bank did not have any assets classified as doubtful or loss.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	September 30, 2016	December 31, 2015	September 30, 2015
Nonaccrual loans	$17,488	$19,340	$16,800
Accruing classified loans	28,716	30,448	18,375
Classified loans	46,204	49,788	35,175
Real estate owned	1,576	3,642	2,290
Total classified assets	$47,780	$53,430	$37,465
Texas Ratio (1)	8.8%	11.6%	11.9%
Classified Assets Ratio (2)	22.1%	26.5%	23.4%

(1)	Defined as the ratio of nonperforming loans and real estate owned to the Bank’s Tier 1 capital plus the ALLL.
(2)	Defined as the ratio of classified assets to the Bank’s Tier 1 capital plus the ALLL.

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

The Company considers the ALLL totaling approximately $15.1 million to be appropriate based on evaluations of the management of the Bank of the loan portfolio and the losses inherent in the loan portfolio as of September 30, 2016. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Nine Months Ended September 30,
	2016	2015
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,514,650	$1,076,782
Average loans outstanding	$1,492,010	$1,062,552
Allowance at beginning of period	$14,550	$13,660
Charge-offs:
One- to four-family residential	(340)	(399)
Multifamily residential	(1)	--
Nonfarm nonresidential	(9)	--
Farmland	--	--
Construction and land development	--	(10)
Commercial	(83)	(32)
Consumer (1)	(277)	(232)
Purchased credit impaired	(638)	(295)
Total charge-offs	(1,348)	(968)
Recoveries:
One- to four-family residential	32	54
Multifamily residential	--	--
Nonfarm nonresidential	10	43
Farmland	--	--
Construction and land development	61	161
Commercial	8	3
Consumer (1)	60	91
Purchased credit impaired	74	--
Total recoveries	245	352
Net charge-offs	(1,103)	(616)
Total provisions for losses	1,665	931
Allowance at end of period	$15,112	$13,975

ALLL as a percentage of total loans outstanding at end of period (2)	1.0%	1.3%

Net loans charged-off as a percentage of average loans outstanding	0.1%	0.1%

ALLL as a percentage of nonaccrual loans	86.4%	83.2%

(1)

Consumer loan charge-offs include overdraft charge-offs of $237,000 and $209,000 for the nine months ended September 30, 2016 and 2015, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $57,000 and $54,000 for the nine months ended September 30, 2016 and 2015, respectively.

(2)

The allowance for loan losses plus the discount on acquired loans as a percentage of total loans outstanding gross of the acquired loan discount was 1.8% and 2.0% at September 30, 2016 and 2015, respectively.

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

	September 30,
	2016		2015
	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$3,863	25.2%	$4,404	28.4%
Multifamily residential	947	6.2	600	4.9
Nonfarm nonresidential	3,013	30.7	3,482	31.4
Farmland	792	6.2	503	4.9
Construction and land development	1,506	7.8	1,340	8.5
Commercial	3,896	20.6	1,928	17.3
Consumer	250	2.4	125	3.0
Purchased credit impaired	845	0.9	1,593	1.6
Total	$15,112	100.0%	$13,975	100.0%

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities (in thousands):

	September 30, 2016	December 31, 2015	Increase (Decrease)
Available for Sale
U.S. Treasuries and government agencies	$22,185	$49,500	$(27,315)
Municipal securities	68,355	63,933	4,422
Residential mortgage-backed securities	95,779	85,152	10,627
Total available for sale	$186,319	$198,585	$(12,266)

Held to Maturity
Municipal securities	$11,351	$--	$11,351
Total held to maturity	$11,351	$--	$11,351

The decrease in U.S. Treasury and government agency securities was primarily due to maturities during the nine months ended September 30, 2016.  The increases in municipal securities and residential mortgage backed securities during the nine months ended September 30, 2016 were due to reinvestment of proceeds from maturities of investment securities to provide a better risk adjusted return.  The overall yield of the available for sale investment portfolio improved to 2.22% at September 30, 2016 compared to 2.06% at December 31, 2015.

DEPOSITS

Changes in the composition of deposits between September 30, 2016 and December 31, 2015, are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase
	2016	2015	(Decrease)	% Change

Checking accounts	$737,716	$713,546	$24,170	3.4%
Money market accounts	212,973	220,589	(7,616)	(3.5)
Savings accounts	165,393	160,307	5,086	3.2
Certificates of deposit	537,441	513,241	24,200	4.7

Total deposits	$1,653,523	$1,607,683	$45,840	2.9%

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

At September 30, 2016 and December 31, 2015, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below (in thousands). At September 30, 2016, the Company had no interests in non-consolidated special purpose entities.

	September 30,	December 31,
	2016	2015

Commitments to extend or originate loans	$123,216	$44,153
Rate lock agreements with customers	19,030	10,893
Funded mortgage loans committed to sell	13,995	7,326
Unadvanced portion of construction loans	71,792	50,109
Unused lines of credit	132,348	131,940
Revolving credit card unused credit*	--	5,414
Standby letters of credit	2,912	3,220
Overdraft protection limits	16,626	20,426

* Note that the Bank sold its credit card portfolio during the second quarter of 2016.

Total unfunded commitments to originate loans for sale and the related commitments to sell included above totaled $632,000 at September 30, 2016, all of which meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at September 30, 2016.

Historically, a very small percentage of predetermined overdraft limits have been used. At September 30, 2016, overdrafts of accounts with Bounce Protection™ represented usage of 2.0% of the limit.

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

At September 30, 2016, the Bank’s unused borrowing availability primarily consisted of (1) $496.9 million of available borrowing capacity with the FHLB, (2) $66.6 million of investment securities available to pledge for federal funds or other borrowings and (3) $103.0 million of available unsecured federal funds borrowing lines. In addition, at September 30, 2016, the Company had available borrowing capacity of $9.8 million with an unaffiliated bank.

At September 30, 2016, the Company’s consolidated liquidity ratio was approximately 10.2% which represents liquid assets as a percentage of deposits and short-term borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 45.8%, which represents liquid assets plus borrowing capacity with the FHLB and correspondent banks as a percentage of deposits and short-term borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy the current and projected operations of the Company and the Bank.

At September 30, 2016, the Company’s leverage, common equity tier 1, tier 1 risk-based and total risk-based capital ratios were 9.37%, 11.00%, 11.00% and 11.92%, respectively, compared to capital adequacy requirements of 4%, 4.5%, 6% and 8%, respectively. See Note 17 to the Unaudited Condensed Consolidated Financial Statements – “Regulatory Matters” for more information about the Company’s and the Bank’s capital requirements and ratios.

The loan agreement governing the line of credit and notes payable to an unaffiliated bank contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 65%, a maximum classified asset ratio of 50% and a minimum Tier 1 Leverage ratio of 8% for the Bank. At September 30, 2016, the Company was in compliance with the applicable covenants imposed by the loan agreement.

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

As of September 30, 2016, the model simulations projected that 100, 200 and 300 basis point increases in interest rates would result in negative variances in net interest income of (0.1)%, (0.8)% and (2.0)%, respectively, relative to the base case over the next twelve months and decreases in interest rates of 100 basis points would result in a negative variance in net interest income of (5.7)% relative to the base case over the next twelve months.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous, parallel and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

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

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities and did not purchase any shares of our common stock during the period covered by this report.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR STATE FINANCIAL, INC.

Date: November 4, 2016	By:	/s/ Mark McFatridge
Mark McFatridge
Chief Executive Officer

Date: November 4, 2016	By:	/s/ Sherri Billings
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