Form 10-K
period 2016-12-31
BEAR STATE FINANCIAL, INC.
filed 2017-03-10
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate value of the 17,762,779 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 19,826,764 shares held by affiliates of the Registrant, was approximately $167.5 million. This figure is based on the closing price of $9.43 per share of the Registrant’s Common Stock on June 30, 2016.

Number of shares of Common Stock outstanding as of March 8, 2017: 37,689,939

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 17, 2017 (the “2017 Proxy Statement”) are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

Bear State Financial, Inc.

Form 10-K

For the Year Ended December 31, 2016

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

The primary asset of the Company is the capital stock of Bear State Bank. The business and management of the Company consists of the business and management of Bear State Bank. At December 31, 2016, the Company had $2.1 billion in total assets, $1.8 billion in total liabilities and $233.4 million in stockholders' equity. The Company's principal executive office is located at 900 South Shackleford Road, Suite 605, Little Rock, Arkansas 72211, and its telephone number is (501) 975-6033.

Bear State Bank. Bear State Bank is a state chartered bank conducting business from its home office in Little Rock, Arkansas, 48 banking locations and three loan production offices which are located in various communities in Arkansas, Missouri and Oklahoma. Except as the context otherwise requires, any reference in this Annual Report on Form 10-K to the “Bank” means (i) with respect to the period between January 1, 2014 through June 12, 2014, First Federal Bank; (ii) with respect to the period from June 13, 2014 through February 12, 2015, First Federal Bank, First National and Heritage Bank, collectively; (iii) with respect to the period from February 13, 2015 through September 30, 2015 or as of the date hereof, Bear State Bank, N.A.; and (iv) with respect to the period from October 1, 2015 through February 19, 2016, Bear State Bank, N.A. and Metropolitan, collectively. On February 19, 2016, Metropolitan was consolidated into the Bear State Bank, N.A. charter.

Effective June 28, 2016, the Bank converted from a national bank supervised by the Office of the Comptroller of the Currency (“OCC”) to a state chartered bank jointly supervised by the Arkansas State Bank Department (“ASBD”) and the Board of Governors of the Federal Reserve Bank (“FRB”). The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”), the administrator of the Deposit Insurance Fund ("DIF"). The Bank’s deposits are insured by the DIF to the maximum extent permitted by law. The Bank is a member of the Federal Home Loan Bank of Dallas ("the FHLB").

The Bank is a community-oriented financial institution offering a broad line of financial products to individuals and business customers. Retail and business deposit accounts include noninterest bearing and interest bearing checking accounts, savings and money market accounts, certificates of deposit, and individual retirement accounts. Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. Other financial services include automated teller machines; 24-hour telephone banking; online banking, including account access, bill payment, and e-statements; mobile banking, including remote deposit capture and funds transfer; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

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

Lending Activities

General. At December 31, 2016, the Bank’s portfolio of net loans receivable amounted to $1.5 billion or 75% of the Company's total assets. Loans collateralized by real estate comprise $1.2 billion or 77% of the Bank's total portfolio of loans receivable at December 31, 2016.

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

To minimize interest rate risk, fixed rate one- to four-family residential mortgage loans with terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market. The rights to service such loans are typically sold with the loans. This allows the Bank to provide its customers competitive long-term fixed rate mortgage products while not exposing the Bank to undue interest rate risk. These loans are originated in conformance with Fannie Mae, Freddie Mac and the specific investor’s underwriting guidelines. The Bank typically locks and confirms the purchase price of the loan on the day of the loan application, which protects the Bank from market price movements and establishes the price that the Bank will receive at the sale of the respective loan. For the years ended December 31, 2016, 2015 and 2014, the Bank’s secondary market loan sales amounted to $162.1 million, $110.4 million and $98.3 million, respectively. The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans in the secondary market, the Bank periodically sells loans or loan participations to other banks in order to comply with the Bank’s loans to one borrower limit or for credit diversification purposes. In such situations, the loans are typically sold with servicing retained. At December 31, 2016 and 2015, the balances of loans sold with servicing retained were approximately $14.7 million and $20.4 million, respectively. Loan servicing fee income for the years ended December 31, 2016, 2015 and 2014 was not material.

One- to Four-Family Residential Real Estate Loans. At December 31, 2016, $389.1 million or 25.0% of the Bank’s total loan portfolio consisted of one- to four-family residential real estate loans. Of the $389.1 million of such loans at December 31, 2016, $132.9 million or 34.1% had adjustable rates of interest and $256.2 million or 65.9% had fixed rates of interest. At December 31, 2016, the Bank had $6.7 million of nonaccrual one- to four-family residential real estate loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2016, the Bank had a loan portfolio of adjustable rate mortgage loans (“ARMs”) totaling $132.9 million as described above. These ARMs provide for an interest rate that adjusts periodically in accordance with a designated index plus a margin. The Bank's adjustable rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties and do not provide for negative amortization and typically contain "due on sale" clauses. Adjustable rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

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

The Bank’s home equity and second mortgage loans are fixed rate loans with fully amortized terms generally of up to fifteen years, variable rate interest only loans with terms up to three years, or home equity lines of credit. The variable rate loans are typically tied to the Wall Street Journal Prime Rate (“Prime Rate”), plus a margin commensurate with the risk as determined by the borrower’s credit score. The Bank originates both fixed and variable rate home equity lines of credit with terms up to five years. The Bank generally limits the total loan-to-value on these mortgages to 85% of the value of the secured property if the Bank holds the first mortgage and 80% if the first mortgage is held by another party.

The Bank originates residential construction loans to individual homeowners, local builders and developers for the purpose of constructing one- to four-family residences. At December 31, 2016, these loans totaled $23.9 million with undisbursed funds totaling $13.8 million. The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any non-speculative construction loan. At such time, the loan will convert to a permanent loan at the interest rate established at the initial closing of the construction/permanent loan or be paid off by another permanent lender.

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

Multifamily Residential Real Estate Loans. At December 31, 2016, $92.5 million or 5.9% of the Bank's total loan portfolio consisted of loans collateralized by multifamily residential real estate properties. At December 31, 2016, the Bank did not have any nonaccrual multifamily real estate loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank has originated both fixed rate and adjustable rate multifamily loans. Fixed rate loans are generally originated with amortization periods not to exceed 25 years, and typically have balloon periods no longer than ten years. Adjustable rate loans are typically amortized over terms up to 25 years, with interest rate adjustments periodically. The Bank’s loan policy limits loan-to-value percentages on multifamily real estate loans to 85%. It is also the Bank's general policy to obtain loan guarantees on its multifamily residential real estate loans from the principals of the borrower; however, the Bank may waive this requirement in certain circumstances.

The success of such projects is sensitive to changes in supply and demand conditions in the market for multifamily real estate as well as regional and economic conditions generally.

Nonfarm Nonresidential Loans. At December 31, 2016, $495.2 million or 31.8% of the Bank's total loan portfolio consisted of loans collateralized by nonfarm nonresidential properties. At December 31, 2016, the Bank had nonaccrual nonfarm nonresidential loans of $5.2 million. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the Bank’s nonfarm nonresidential loans are collateralized by properties such as office buildings, strip and small shopping centers, churches, convenience stores and mini-storage facilities. Loans to borrowers that are corporations, limited liability companies or other such legal entities are also typically personally guaranteed by the principals of the borrowing entity. The financial strength of the guarantors of the loan is a primary underwriting factor.

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

Nonfarm nonresidential lending entails additional risks as compared to the Bank’s one- to four-family residential property loans. The repayment on such loans is typically dependent on the successful operation of the real estate project, which is sensitive to changes in supply and demand conditions in the market for commercial real estate, and on regional economic conditions.

Farmland Loans. At December 31, 2016, farmland loans amounted to $94.0 million or 6.0% of the Bank’s total loan portfolio. At December 31, 2016, the Bank had $783,000 of nonaccrual farmland loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The types of credits in this category include loans secured by real estate employed for row crop and livestock production, pasture and grazing, forestry and timber purposes and other similar uses. The terms for these loans are generally ten years or less with fixed or floating rates of interest and amortization periods typically not to exceed 25 years. The underwriting of these loans is based primarily on the cash flow generated by the intended productive use of the property and the financial strength of the borrowing entity and the guarantors of the loan, if any.

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

Construction and Land Development Loans. At December 31, 2016, construction loans amounted to $125.8 million or 8.0% of the Bank’s total loan portfolio. Of the $125.8 million of such loans at December 31, 2016, $69.7 million consisted of construction loans with $58.8 million of unadvanced construction funds and $56.1 million consisted of land loans. At December 31, 2016, the Bank had $463,000 of nonaccrual construction and land loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank’s commercial construction loans generally have fixed interest rates or variable rates that float with the Prime Rate and have typically been issued for terms of twelve to twenty-four months. However, the Bank has originated construction loans with longer terms, although this practice has generally been limited to larger projects that could not be completed in the typical twelve to twenty-four month period. Construction loans are typically made with a maximum loan-to-value percentage of 80% of the appraised value of the proposed project.

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

Commercial Loans. The Bank also offers secured and unsecured commercial loans. Secured commercial loans are primarily collateralized by equipment, inventory, accounts receivable and other assets. At December 31, 2016, commercial loans amounted to $323.1 million or 20.8% of the total loan portfolio. Within the commercial loan portfolio, the Bank also maintains a portfolio of syndicated credit facilities. At December 31, 2016, syndicated loans accounted for $139.4 million of the commercial loan portfolio or 8.7% of the total loan portfolio. At December 31, 2016, the Bank had nonaccrual commercial loans of $4.1 million. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This portfolio includes loans with funds used for commercial purposes including loans to finance working capital needs, including agricultural; purchase equipment; support accounts receivable and inventory and other similar business needs. Other common uses of funds include leveraged buyouts, dividends, acquisitions and expansions.

Primary underwriting considerations for these loans include a review of the historical and prospective cash flows of the borrower and the sustainability of these cash flows, the expected long term viability of the business, the quality and marketability of the collateral (if any) and the financial support offered by any guarantors to the transaction. The Bank's commercial loans are originated with fixed and variable interest rates and maturities generally range between one and five years. These loans are typically based on a maximum fifteen year amortization schedule.

Consumer Loans. The consumer loans offered by the Bank primarily consist of automobile loans, deposit account secured loans, and unsecured loans. Consumer loans amounted to $36.3 million or 2.3% of the total loan portfolio at December 31, 2016, of which $13.2 million consisted of automobile loans and $23.1 million consisted of other consumer loans. At December 31, 2016, the Bank had nonaccrual consumer loans of $173,000. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Bank considers its primary market area to be Arkansas, Missouri and Southeast Oklahoma. The Bank utilizes traditional marketing methods to attract new customers and deposits. The Bank does not advertise for retail deposits outside of its primary market area. The Bank uses brokered deposits and non-brokered institutional internet certificates of deposit as additional sources of funds to augment the retail CD market. At December 31, 2016, internet certificates of deposit represented approximately 3.3% of deposits and brokered deposits represented approximately 2.3% of deposits.

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

At December 31, 2016, the Bank’s unused borrowing availability primarily consisted of (1) $456.0 million of available borrowing capacity with the FHLB, (2) $47.9 million of investment securities available to pledge for federal funds or other borrowings and (3) $103.0 million of available unsecured federal funds borrowing lines. In addition, at December 31, 2016, the Company had available borrowing capacity of $9.8 million with an unaffiliated bank.

Competition

The Bank conducts business through 48 branches in the market areas listed below in Arkansas, Missouri and Oklahoma. The following table presents the Bank’s respective market share percentages for total deposits at June 30, 2016, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial, which compiles deposit data published by the FDIC as of June 30, 2016 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

	June 30, 2016
County	Market Share (%)	Market Rank	Number of Branches

Bear State Bank
Barton, MO	15.74	2	2
Baxter, AR	10.42	4	3
Benton, AR	1.15	16	2
Boone, AR	32.22	1	3
Christian, MO	1.89	12	1
Craighead, AR	6.74	5	5
Faulkner, AR	0.21	13	1
Garland, AR	7.78	6	4
Greene, MO	1.44	17	3
Howard, AR	15.65	3	2
Little River, AR	36.16	2	1
Marion, AR	7.79	4	1
McCurtain, OK	10.94	4	2
Mississippi, AR	4.29	6	1
Montgomery, AR	66.78	1	2
Pike, AR	16.67	2	2
Polk, AR	20.63	2	2
Pulaski, AR	0.26	19	1
Scott, AR	39.28	1	1
Sevier, AR	15.52	3	1
Stone, MO	23.53	1	3
Taney, MO	1.67	12	1
Washington, AR	1.17	15	2
Webster, MO	21.37	2	2

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

Employees

The Company and the Bank had 466 full-time employees and 36 part-time employees at December 31, 2016, compared to 541 full-time employees and 45 part-time employees at December 31, 2015. The decrease in the number of employees is primarily related to branch consolidations and efficiencies gained in the integration of Metropolitan. None of our employees is represented by any union or similar group, and the Bank believes that it enjoys good relations with its personnel.

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. In addition to investments in service corporations, the Bank is permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which the Bank may engage directly. As of December 31, 2016, the Bank does not have any operating subsidiaries.

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

The Company

General. The Company, as a bank holding company within the meaning of the Bank Holding Company Act ("BHCA"), is subject to FRB regulations, examinations, supervision and reporting requirements. The most recent regulatory examination of the Company by the FRB was conducted during May 2016. As a subsidiary of a bank holding company, the Bank is also subject to certain restrictions in its dealings with the Company and affiliates thereof.

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

Restrictions on Transactions with Affiliates.   Transactions between an insured depository institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates generally include, among other entities, the institution’s holding company and companies that are controlled by or under common control with the institution. Generally, Section 23A (i) limits the extent to which the insured depository institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the association or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by an insured depository institution to an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2016, the Bank was in compliance with the above restrictions.

Incentive Compensation. During the second quarter of 2016, the U.S. financial regulators, including the Federal Reserve Board and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including the Company and the Bank). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would also be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.” These additional requirements would not be applicable to the Company or the Bank, each of which currently have less than $50 billion in total consolidated assets.

The Bank

General. The Bank is chartered as an Arkansas state bank and is a member of the Federal Reserve System, making it primarily subject to regulation and supervision by both the Federal Reserve Board and the Arkansas State Bank Department. In addition, the Bank is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged, and limitations on the types of investments that may be made and on the types of services that may be offered. Various consumer laws and regulations also affect the operations of the bank.

State Regulation. The Bank is subject to examination and regulation by the Arkansas State Bank Department. The Arkansas State Bank Department may also examine the activities of the bank holding company in conjunction with its examination of the bank subsidiary or in conjunction with the FRB’s examination of the bank holding company. The extent of such examination will depend upon the complexity and level of debt owed by the bank holding company, and other various criteria as determined by the Arkansas State Bank Department. The Bank is also required to submit certain reports filed with the FRB to the Arkansas State Bank Department.

Under the Arkansas Banking Code of 1997, the acquisition of more than 25% of any class of the outstanding capital stock of any bank located in Arkansas requires approval of the Arkansas State Bank Commissioner (the “Bank Commissioner”). Additionally, a bank holding company may not acquire any bank if after such acquisition the holding company would control, directly or indirectly, banks having 25% of the total bank deposits (excluding deposits from other banks and public funds) in the State of Arkansas. A bank holding company also cannot own more than one bank subsidiary if any of its bank subsidiaries has been chartered for less than five years.

The Bank Commissioner has the authority, with the consent of the Governor of the State of Arkansas, to declare a state of emergency and temporarily modify or suspend banking laws and regulations in communities where such a state of emergency exists. The Bank Commissioner may also authorize a bank to close its offices and any day when such bank offices are closed will be treated as a legal holiday, and any director, officer or employee of such bank shall not incur any liability related to such emergency closing. To date no such state of emergency has been declared to exist by the Bank Commissioner.

Restrictions on Bank Subsidiary.

Lending Limits. The lending and investment authority of the Bank is derived from Arkansas law. The lending power is generally subject to certain restrictions, including the amount which may be lent to a single borrower. Under Arkansas law, the obligations of one borrower to a bank may not exceed 20% of the bank’s capital base.

Reserve Requirements. Arkansas law requires state chartered banks to maintain such reserves as are required by the applicable federal regulatory agency. Federal banking laws require all insured banks to maintain reserves against their checking and transaction accounts (primarily checking accounts, NOW and Super NOW checking accounts). Because reserves must generally be maintained in cash, non-interest bearing accounts or in accounts that earn only a nominal amount of interest, the effect of the reserve requirements is to increase our cost of funds.

Payment of Dividends. Regulations of the FRB and the Arkansas State Bank Department limit the ability of the Bank to pay dividends to the Company without the prior approval of such agencies. Pursuant to FRB regulations, the maximum dividend that the Bank may pay without prior approval from the FRB is the Bank’s year-to-date net profits plus retained net profits from the preceding two years. The Arkansas State Bank Department currently limits the amount of dividends that the Bank can pay the Company to 75% of its net profits after taxes for the current year plus 75% of its retained net profits after taxes for the immediately preceding year.

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

A bank’s assessment is calculated by multiplying its assessment rate by its assessment base. A bank’s assessment base and assessment rate are determined each quarter. The deposit insurance assessment base is defined as average consolidated total assets for the assessment period less average tangible equity capital with potential adjustments for unsecured debt, brokered deposits and depository institution debts.  Beginning in the third quarter of 2016, the FDIC issued revised pricing models for assessment rate. Under the revised assessment system for small banks (defined by the FDIC as less than $10 billion in assets), the FDIC will determine assessment rates using financial measures and supervisory ratings derived from a statistical model estimating the probability of failure over three years. The new pricing system eliminates risk categories but established minimum and maximum assessment rates based on a bank’s CAMELs composite ratings.

FDIC insurance expense totaled $1.1 million, $960,000 and $753,000 for the years ended December 31, 2016, 2015 and 2014, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds.

Financial Regulatory Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: created the Consumer Financial Protection Bureau (the “CFPB”), which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (i) significantly expanded requirements applicable to loans secured by one-to-four family residential real property, (ii) imposed strict rules on mortgage servicing, and (iii) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; repealed the prohibition on the payment of interest on business checking accounts; restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; enhanced oversight of credit rating agencies; and prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues of financial institutions.

Numerous provisions of the Dodd-Frank Act were required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but are not yet final. Although the reforms primarily targeted systemically important financial service providers, their influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. Our management will continue to evaluate the effect of the Dodd-Frank Act on the business and operations of the Company and the Bank.

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

The Dodd-Frank Act created the CFPB within the Federal Reserve System. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against state-chartered institutions. The CFPB has examination and primary enforcement authority with respect to consumer protection laws and regulations for depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulatory agencies for consumer compliance purposes.

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

Volcker Rule. The Dodd-Frank Act amended the BHCA to require the federal banking regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and/or private equity fund), commonly referred to as the “Volcker Rule.” In December 2013, the federal banking regulatory agencies adopted a final rule construing the Volcker Rule, which became effective April 1, 2014. While banking entities had until July 21, 2016 to conform their activities to the requirements of the rule, the FRB has granted an extension until July 21, 2017.

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

The minimum capital standards effective for the year ended December 31, 2016 were:

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

The Basel III Rules also established a fully-phased “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, results in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The capital standards described above are minimum requirements under Basel III. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Under the capital regulations of the FDIC and FRB, in order to be “well-capitalized,” a banking organization, for the year ended December 31, 2016, must have maintained:

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

Other Financial Regulatory Matters

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 11 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2016, the Bank had $130.0 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the sum of 0.04% of total assets as of the previous December 31 and 4.10% of outstanding advances. At December 31, 2016, the Bank had $5.9 million in FHLB stock, which was in compliance with this requirement. No ready market exists for such stock and it has no quoted market value.

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

Additionally, each member bank is required to hold stock in its regional federal reserve bank. The stock cannot be sold, traded, or pledged as collateral for loans. At December 31, 2016, the Bank had $7.5 million in FRB stock. As specified by law, member banks receive a six percent annual dividend on their FRB stock.

Concentrated Commercial Real Estate Lending Regulations. Federal banking regulators promulgated guidance governing financial institutions with concentrations in commercial real estate lending, which guidance is applicable to both federal and state chartered financial institutions. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2016, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending.

Community Reinvestment Act Requirements. The Community Reinvestment Act imposes a continuing and affirmative obligation on the Bank to, in a safe and sound manner, help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for acquisitions are affected by the evaluation of a bank’s effectiveness in meeting its Community Reinvestment Act requirements.

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

The statements presented herein with respect to, among other things, the Company’s or the Bank’s plans, objectives, expectations and intentions, anticipated changes in noninterest expenses in future periods, changes in earnings, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, asset, and earnings growth, growth in new and existing customer relationships, our intentions with respect to our investment securities, regulatory developments and outlook, the Company’s plans to close underperforming branches and financial and other goals and plans are forward looking.

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

●	Strategic actions, including mergers and acquisitions and our success in integrating acquired businesses;

●	The failure of assumptions underlying the establishment of our allowance for loan and lease losses;

●	The occurrence of hostilities, political instability or catastrophic events;

●	Developments and changes in laws and regulations, revised rules and standards applied by the FRB, the FDIC and other federal and state banking regulators;

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

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect net interest income by affecting the difference between the weighted average yield earned on interest earning assets and the weighted average rate paid on interest bearing liabilities, or interest rate spread, and the average life of interest earning assets and interest bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. As of December 31, 2016, the Bank’s model simulations projected that 100, 200 and 300 basis point increases in interest rates would result in variances in net interest income of less than 2%, relative to the base case over the next twelve months and decreases in interest rates of 100 basis points would result in a negative variance in net interest income of approximately 7% relative to the base case over the next twelve months. Based on these measures, the Bank estimates a limited impact on earnings for various interest rate change scenarios. Significant changes in the composition of our rate sensitive assets or liabilities could result in a more unbalanced position possibly causing interest rate changes to have a material impact on our earnings. In addition, earnings may be adversely affected during any period of changes in interest rates due to a number of factors including among other items, call features and interest rate caps and floors on various assets and liabilities, prepayments, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

In addition, a significant and prolonged increase in interest rates could have a material adverse effect on the fair value of the investment securities portfolio classified as available for sale and, accordingly, stockholders’ equity. At December 31, 2016 the Bank had investment securities classified as available for sale with a fair value of $188.5 million with a net unrealized loss of $2.3 million. The impact on equity at December 31, 2016, net of tax, was an unrealized loss of $1.4 million.

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

• the existence and effect of concentrations of credit; and

• results of regulatory examinations.

Based on these factors, management makes various assumptions and judgments about the ultimate collectability of the loans in the portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and management must make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, the board of directors and the regulatory authorities periodically review the allowance for loan and lease losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. Regulators’ judgments may differ from management. While management believes that the allowance for loan and lease losses is appropriate based on our evaluation, management may determine that an increase in the allowance for loan and lease losses is needed or regulators may require an increase in the allowance. Either of these occurrences could materially and adversely affect the Company’s financial condition and results of operations.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Company and the Bank for our fiscal year beginning after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

We depend on key personnel for our success.

Our operating results and ability to adequately manage our growth and minimize loan and lease losses are highly dependent on the services, managerial abilities and performance of our current executive officers and other key personnel. While we have an experienced management team that the Board believes is capable of managing and growing our business, recent executive departures and restructuring of senior management have resulted in the transition of many management positions within the Company and the Bank. Additional losses of or changes in our current executive officers or other key personnel and their responsibilities may disrupt our business and could adversely affect our financial condition, results of operations and liquidity. There can be no assurance that we will be successful in retaining our current executive officers or other key personnel, or hiring additional key personnel to assist in executing our growth strategy.

Further, the process of identifying management successors creates uncertainty and could become a distraction to our senior management and the Board. We may not be successful in attracting qualified candidates to replace key positions when necessary. As a result, the transition process and the identification and recruitment of candidates to fill senior management positions may be disruptive to our business or operations.

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

As of December 31, 2016, approximately 46% of loans consisted of commercial real estate or construction project loans. Commercial real estate and construction lending are generally considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, a need for a general stability of interest rates and loan terms that often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the recent financial crisis. Accordingly, federal bank regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement and execute effective underwriting and risk management policies, procedures and controls with respect to commercial real estate lending could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses, from this portfolio.

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

Although the Pentegra DB Plan has been frozen since July 1, 2010, the Company has continued to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan.  The level of amortization charges is determined by the Pentegra DB Plan's funding shortfall, which is determined by comparing the Pentegra DB Plan’s liabilities to the Pentegra DB Plan’s assets.  Net pension expense was approximately $156,000, $138,000 and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and contributions to the Pentegra DB Plan totaled $162,000, $148,000 and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. In the second quarter of 2014, the Company elected to retire certain pension liabilities of the Pentegra DB Plan which resulted in a charge of $2.9 million. Although this election improved the funding status, material increases to the estimated amount of the Bank’s required contribution may occur. Additionally, if the Bank were to terminate its participation in the Pentegra DB Plan, the Bank could incur a significant withdrawal liability. Any of these events could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Risks associated with cyber-security could negatively affect our earnings.

The financial services industry has experienced an increase in both the number and severity of reported cyber-attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions.

We have established policies and procedures to prevent or limit the impact of security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.

We also rely on the integrity and security of a variety of third party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers' transaction data may put us at risk for possible losses due to fraud or operational disruption.

Our customers are also the target of cyber-attacks and identity theft. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses.

The occurrence of a breach of security involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

The financial services industry is highly regulated and we are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the ASBD, the FRB and the FDIC. Compliance with these regulations is costly and may restrict some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. The regulators’ interpretation and application of relevant regulations are beyond our control and may change rapidly and unpredictably. Banking regulations are primarily intended to protect depositors and not stockholders.

In response to the financial crisis, the banking and financial services industry has been the subject of increased legislation and regulation. While recent trends may have shown a likelihood of continued expansion of financial services regulation, at this time, it is difficult to predict future legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress have majority memberships from the same political party as the President. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

Bear State Financial Holdings, LLC holds a significant interest in the Company’s common stock and may have interests that differ from the interests of other stockholders.

Bear State Financial Holdings, LLC (“BSF Holdings”) currently owns approximately 40% of the outstanding shares of Company common stock. As a result, BSF Holdings is able to significantly influence corporate and management policies and the outcome of any corporate transaction or other matter submitted to Company stockholders for approval. Such transactions may include mergers and acquisitions, sales of all or some of the Company’s assets or purchases of assets, and other significant corporate transactions.

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

Investments in Company common stock are not a savings or deposit account or other obligation of the Bank and are not insured or guaranteed by the FDIC or any other governmental agency. Investment in Company common stock is inherently risky for the reasons described in this "RISK FACTORS" section, and is subject to the same market forces that affect the market price of the common stock of any company. As a result, you may lose some or all of your investment.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The executive offices of the Company are located at 900 S Shackleford Road, Suite 605, Little Rock, Arkansas, and are leased from an unaffiliated third party. As of December 31, 2016, the Company conducted business through 48 banking locations and three loan production offices which are owned or leased in various communities throughout Arkansas, Missouri and Southeast Oklahoma. Approximately 76% of the Company's banking locations are owned and 24% are leased.

The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and lease commitments is presented in Note 8 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Item 3. Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company's common stock are traded under the symbol "BSF" on the NASDAQ Global Market. At March 2, 2017, the Company had 37,689,636 shares of common stock outstanding and had approximately 622 holders of record.

The following table sets forth the reported high and low sales prices of a share of the Company's common stock and the cash dividends declared per share as reported by NASDAQ for the periods indicated.

Quarter Ended	Year Ended December 31, 2016			Year Ended December 31, 2015
	High	Low	Dividends	High	Low	Dividends
March 31	$10.75	$7.61	$--	$11.05	$9.75	$--
June 30	$10.90	$8.67	$0.025	$10.02	$8.11	$--
September 30	$10.22	$8.81	$0.025	$9.90	$8.08	$--
December 31	$10.95	$8.65	$0.025	$11.39	$8.54	$--

Our principal business operations are conducted through our bank subsidiary. Cash available to pay dividends to our common shareholders is derived primarily, if not entirely, from dividends paid by our bank subsidiary. The ability of our bank subsidiary to pay dividends, as well as our ability to pay dividends to our common shareholders, will continue to be subject to and limited by the results of operations of our bank subsidiary and by certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends to common shareholders. Accordingly, there can be no assurance that we will continue to pay dividends to our common shareholders in the future. See Note 21 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and the Regulation discussion included in Item 1 of this Annual Report on Form 10-K for further discussion of dividend restrictions.

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the fourth quarter of 2016.

Performance Graph

Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2011, compared with the cumulative total return on the S&P 500 Index and SNL Small Cap Bank Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2011 and that subsequent cash dividends were reinvested.

Item 6. Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below and on the following page is not complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein and incorporated by reference herein.

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands, Except Per Share Data)
Selected Financial Condition Data:
Total assets	$2,053,175	$1,920,216	$1,514,595	$548,872	$530,395
Cash and cash equivalents	78,789	52,131	113,086	23,970	42,607
Interest bearing time deposits in banks	4,571	10,930	12,421	24,118	29,592
Investment securities–held to maturity at amortized cost	26,977	--	--	--	--
Investment securities–available for sale at fair value	188,476	198,585	174,218	70,828	53,325
Loans receivable, net	1,540,805	1,444,102	1,041,222	371,149	337,328
Loans held for sale	8,954	7,326	6,409	4,205	4,435
Allowance for loan and lease losses	15,584	14,550	13,660	12,711	15,676
Real estate owned, net	1,945	3,642	4,792	8,627	16,658
Deposits	1,644,080	1,607,683	1,263,797	469,725	455,051
Other borrowings	152,004	72,380	61,258	5,941	3,109
Stockholders' equity	233,427	223,157	170,454	71,187	69,660

Selected Operating Data:
Interest income	$75,386	$60,846	$42,491	$18,365	$19,799
Interest expense	7,918	6,364	5,138	3,392	4,422
Net interest income	67,468	54,482	37,353	14,973	15,377
Provision for loan losses	2,516	1,797	1,588	--	22
Net interest income after provision for loan losses	64,952	52,685	35,765	14,973	15,355
Noninterest income	16,711	13,547	10,039	5,426	6,587
Noninterest expense	57,345	51,019	42,068	19,659	21,187
Income before income taxes	24,318	15,213	3,736	740	755
Income tax provision (benefit)	6,859	4,639	(20,570)	11	--
Net income available to common stockholders	$17,459	$10,574	$24,306	$729	$755

Earnings per Common Share(1):
Basic	$0.46	$0.31	$0.86	$0.03	$0.04
Diluted	0.46	0.30	0.84	0.03	0.03

Cash Dividends Declared per Common Share	$0.075	$--	$--	$--	$--

(1)	Per share amounts prior to 2015 have been adjusted to give effect to the 11% stock dividend paid in December 2014.

	At or For the Year Ended December 31,
	2016	2015		2014		2013		2012
Selected Operating Ratios(1):
Return on average assets	0.89%	0.67%		2.24%		0.14%		0.14%
Return on average equity	7.61	5.65		20.64		1.02		1.08
Average equity to average assets	11.67	11.77		10.86		13.32		12.59
Interest rate spread(2)	3.77	3.81		3.77		3.02		3.03
Net interest margin(2)	3.85	3.88		3.84		3.09		3.09
Net interest income after provision for loan losses to noninterest expense	113.27	103.27		85.02		76.16		72.47
Noninterest expense to average assets	2.92	3.21		3.88		3.68		3.82
Average interest earning assets to average interest bearing liabilities	116.36	116.19		113.61		110.21		108.26
Operating efficiency(3)	68.12	75.00		88.77		96.37		96.46

Asset Quality Ratios(4):
Nonaccrual loans to total assets	0.85	1.01		0.65		2.18		3.55
Nonperforming assets to total assets(5)	0.94	1.22		0.98		3.75		6.69
Allowance for loan and lease losses to classified loans(6)	29.48	29.22		38.81		86.09		45.41
Allowance for loan and lease losses to total loans	1.00	1.00		1.29		3.31		4.44

Capital Ratios(7):
Tier 1 leverage ratio	9.47	9.15		8.29		12.90		12.73
Common equity tier 1 to risk-weighted assets	11.04	10.62		N/A		N/A		N/A
Tier 1 capital to risk-weighted assets	11.04	10.62		10.89		17.40		18.49
Total capital to risk-weighted assets	11.96	11.52		12.11		18.68		19.77

Other Data:
Dividend payout ratio(8)	16.15	--	(9)	--	(9)	--	(9)	--	(9)

(1)	Ratios are based on average daily balances.
(2)

Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percentage of average interest earning assets.

(3)	Noninterest expense to net interest income plus noninterest income.
(4)	Asset quality ratios are end of period ratios.
(5)	Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due.
(6)	Classified loans consist of loans graded substandard, doubtful or loss.
(7)	Capital ratios are end of period ratios for the Company at December 31, 2016, 2015 and 2014 and for First Federal Bank for December 31, 2013 and prior.
(8)	Dividend payout ratio is the total common stock cash dividends declared divided by net income available to common stockholders.
(9)	No cash dividends were paid in 2012, 2013, 2014 or 2015. However, in 2014 an 11% stock dividend was paid.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations (“MD&A”) is intended to assist a reader in understanding the consolidated financial condition and results of operations of the Company for the periods presented. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements and the other sections contained herein. Certain references to the Company and the Bank throughout MD&A are made using the first person notations of “we”, “us” or “our”.

2016 OVERVIEW

During 2016 the Company:

●	Earned net income of $17.5 million, or $0.46 per diluted common share, compared to $10.5 million or $0.30 per diluted common share in 2015;
●	Achieved a return on average assets of 0.89% in 2016 compared to 0.67% in 2015;
●	Grew the loan portfolio to $1.6 billion in 2016 compared to $1.5 billion at December 31, 2015 or a 7% increase;
●	Successfully integrated the operations of Metropolitan and merged it into the charter of Bear State Bank in February 2016;
●	Converted Bear State Bank from a national bank charter regulated by the Office of the Comptroller of the Currency to a state charter regulated by the Arkansas State Bank Department in June 2016;
●	Improved its operating efficiency ratio from 75% for the year ended December 31, 2015 to 68% for the year ended December 31, 2016;
●	Improved the efficiency and cost-effectiveness of our operations by consolidating seven branch locations;
●	Increased secondary market loan originations and sales resulting in an increase in gain on sales of loans in the secondary market of $1.7 million in 2016 compared to 2015; and
●

Reversed its valuation allowance on the deferred tax asset related to net unrealized built-in losses (“NUBILs”) established under IRC Section 382 on May 3, 2011, the date of the Company’s ownership change related to the initial investment by BSF Holdings. As a result of passing the five year anniversary date of the ownership change, during the second quarter of 2016, the Bank reversed the valuation allowance of $0.9 million for the remaining NUBILs.

ACQUISITIONS

Metropolitan National Bank

On October 1, 2015, the Company completed its acquisition of Metropolitan from Marshfield Investment Company (“Marshfield”). On February 19, 2016, Metropolitan was merged with the charter of Bear State Bank, N.A. The benefits of these operational and organizational efficiencies began to be realized in the second quarter of 2016. The Company’s results of operations for the year ended December 31, 2016, includes the results of operations of Metropolitan for the entire year. The Company’s results of operations for the year ended December 31, 2015 includes the results of operations of Metropolitan after the acquisition date of October 1, 2015.

First National Security Company

The Company completed its merger with FNSC and its accompanying acquisition of FNSC’s subsidiaries, including First National and Heritage Bank, on June 13, 2014. On February 13, 2015, First Federal Bank, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. The Company has achieved significant operational and organizational improvements as a result of the charter consolidation and technology integration, the benefits of which the Company began to realize in the second quarter of 2015. The Company’s results of operations for the years ended December 31, 2016 and 2015, include the results of operations of First National and Heritage Bank for the entire year. The Company’s results of operations for the year ended December 31, 2014 includes the results of operations of First National and Heritage Bank after the acquisition date of June 13, 2014.

RECENT DEVELOPMENTS

As part of its continual review and evaluation of its branch network, the Company intends to consolidate three of its retail branch locations and transition two limited service branch locations to operate using personalized technology with Interactive ATMs (“ITMs”) only. The Company anticipates these branch consolidations and transitions to be substantially completed in the first quarter of 2017. In addition, another retail branch location will transition to operate solely with ITMs in the second quarter of 2017.

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

RESULTS OF OPERATIONS

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for 2016 was $67.5 million compared to $54.5 million in 2015 and $37.4 million in 2014. The increases in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income.

Interest income for 2016 was $75.4 million compared to $60.8 million in 2015. The increase in interest income in 2016 compared to 2015 was primarily due to increases in the average balances of loans receivable and investment securities and an increase in the yield earned on investment securities, partially offset by a decrease in the average yield earned on loans receivable. The increases in average interest earning asset balances were due to the Metropolitan acquisition as well as loan originations and investment purchases. The increase in the average yield earned on investment securities is primarily related to an increase in the average yield earned on municipal securities to 2.85% at December 31, 2016 compared to 2.70% at December 31, 2015. The decrease in the average yield on loans receivable is primarily due to loan repayments and prepayments at average yields higher than the average yield of the loan portfolio as well as a decrease in accretion income as a percentage of average loans.

Interest income for 2015 was $60.8 million compared to $42.5 million in 2014. The increase in interest income in 2015 compared to 2014 was primarily due to increases in the average balances of loans receivable and investment securities as a result of the FNSC and Metropolitan acquisitions, partially offset by a decrease in the average yield earned on loans receivable.

Interest Expense.

Interest expense for 2016 was $7.9 million compared to $6.4 million in 2015. The increase in interest expense in 2016 compared to 2015 was primarily due to an increase in the average balances of deposit accounts and borrowings, partially offset by decreases in the average rates paid on deposits and borrowings. The increase in average interest bearing liabilities was due to the Metropolitan acquisition as well as an increase in borrowings in 2016 related to the Company’s asset and liability management strategy.

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

	Year Ended December 31,
	2016 vs. 2015
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$16,987	$(2,381)	$(709)	$13,897
Investment securities	238	383	26	647
Other interest earning assets	(60)	69	(13)	(4)
Total interest earning assets	17,165	(1,929)	(696)	14,540

Interest expense:
Deposits	1,237	(50)	(11)	1,176
Other borrowings	461	(57)	(26)	378
Total interest bearing liabilities	1,698	(107)	(37)	1,554
Net change in net interest income	$15,467	$(1,822)	$(659)	$12,986

	Year Ended December 31,
	2015 vs. 2014
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$20,994	$(2,233)	$(1,187)	$17,574
Investment securities	833	50	17	900
Other interest earning assets	(104)	(20)	5	(119)
Total interest earning assets	21,723	(2,203)	(1,165)	18,355

Interest expense:
Deposits	1,770	(697)	(272)	801
Other borrowings	494	(38)	(31)	425
Total interest bearing liabilities	2,264	(735)	(303)	1,226
Net change in net interest income	$19,459	$(1,468)	$(862)	$17,129

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

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable(1)	$1,503,245	$70,936	4.72%	$1,158,288	$57,039	4.92%	$756,078	$39,465	5.22%
Investment securities(2)	203,899	4,137	2.03	190,870	3,490	1.83	144,410	2,590	1.79
Other interest earning assets	44,814	313	0.70	55,258	317	0.57	72,535	436	0.60
Total interest earning assets	1,751,958	75,386	4.30	1,404,416	60,846	4.33	973,023	42,491	4.37
Noninterest earning assets	213,221			185,470			111,447
Total assets	$1,965,179			$1,589,886			$1,084,470
Interest bearing liabilities:
Deposits	$1,394,194	6,515	0.47	$1,131,870	5,339	0.47	$814,251	4,538	0.56
Other borrowings	111,484	1,403	1.26	76,905	1,025	1.33	42,176	600	1.42
Total interest bearing liabilities	1,505,678	7,918	0.53	1,208,775	6,364	0.53	856,427	5,138	0.60
Noninterest bearing deposits	226,758			189,826			107,066
Noninterest bearing liabilities	3,447			4,096			3,224
Total liabilities	1,735,883			1,402,697			966,717
Stockholders' equity	229,296			187,189			117,753
Total liabilities and stockholders' equity	$1,965,179			$1,589,886			$1,084,470

Net interest income		$67,468			$54,482			$37,353
Net earning assets	$246,280			$195,641			$116,596
Interest rate spread			3.77%			3.80%			3.77%
Net interest margin			3.85%			3.88%			3.84%
Ratio of interest earning assets to interest bearing liabilities			116.36%			116.19%			113.61%

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

Management determined that provisions for loan losses of $2.5 million and $1.8 million were required for the years ended December 31, 2016 and 2015 to maintain the ALLL at an adequate level. Management determined the necessity of the provision and the amount thereof taking into consideration (i) loans originated by the Bank during the period, (ii) changes in the overall portfolio of nonperforming and classified loans of the Bank, (iii) the credit quality of the Bank’s loan portfolio, (iv) ALLL coverage of classified loans and (v) discount balance of acquired loans. The ALLL as a percentage of loans receivable was 1.0% at December 31, 2016 and 2015. The ALLL plus the discount on acquired loans as a percentage of total loans receivable gross of the acquired loan discount was 1.7% at December 31, 2016 compared to 2.1% at December 31, 2015. The ALLL as a percentage of nonaccrual loans was 89.7% at December 31, 2016 compared to 75.2% at December 31, 2015. The ALLL as a percentage of classified loans was 29.5% at December 31, 2016 compared to 29.2% at December 31, 2015. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A quarterly review is completed on purchased credit impaired (“PCI”) loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income increased $3.2 million to $16.7 million for 2016 compared to $13.5 million in 2015. The increase in 2016 was primarily due to increases in deposit fee income and gain on sales of loans. The increase in deposit fee income was primarily attributable to the acquisition of Metropolitan. The increase in gain on sales of loans was due to an increase in the volume of loans sold as well as an increase in the average net profit per loan.

Total noninterest income increased $3.5 million to $13.5 million for 2015 compared to $10.0 million in 2014. The increase in 2015 was primarily due to increases in deposit fee income and earnings on life insurance policies attributable to the acquisitions of FNSC and Metropolitan.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense and other operating expense. Total noninterest expense increased $6.3 million to $57.3 million in 2016 compared to $51.0 million in 2015 and increased $8.9 million to $51.0 million in 2015 compared to $42.1 million in 2014. The variances in certain noninterest expense items are further explained in the following paragraphs, with the aggregate expense increase being primarily related to the increase in employee compensation expense, net occupancy expense and other expenses related to the acquisitions and integration of FNSC and Metropolitan.

Salaries and Employee Benefits. Salaries and employee benefits increased $5.4 million for the year ended December 31, 2016 compared to 2015 and $3.9 million for the year ended December 31, 2015 compared to 2014. The increases in salaries and employee benefits were primarily due to an increase in personnel attributable to the acquisitions of FNSC and Metropolitan, partially offset by a decrease in defined benefit pension expense in 2015. The decrease in defined benefit pension expense was primarily due to a non-recurring charge of $2.9 million in the second quarter of 2014 due to the Company’s election to retire certain pension liabilities of the Company’s multiemployer defined benefit plan. The changes in the composition of this line item are presented below (in thousands):

	December 31,			Change
	2016	2015	2014	2016 vs 2015	2015 vs. 2014
Salaries	$24,978	$20,927	$15,510	$4,051	$5,417
Payroll taxes	2,060	1,684	1,221	376	463
Insurance	2,264	1,845	1,092	419	753
401(k) plan expenses	416	316	271	100	45
Other retirement plans	179	166	3,272	13	(3,106)
Stock compensation	1,265	791	478	474	313
Other	6	13	45	(7)	(32)
Total	$31,168	$25,742	$21,889	$5,426	$3,853

Net Occupancy Expense. The increases in net occupancy expense of $1.0 million for the year ended December 31, 2016 compared to 2015 and $2.0 million for the year ended December 31, 2015 compared to 2014, were primarily related to the acquisitions of FNSC and Metropolitan.

Advertising and Public Relations. The decrease in advertising and public relations expense during the year ended December 31, 2016 of $0.9 million compared to 2015 was primarily due to a decrease in rebranding expenses. The increase in advertising and public relations expense during the year ended December 31, 2015 compared to 2014 of $1.2 million was primarily due to expenses related to the acquisition and integration of FNSC, rebranding expenses associated with the name change of the combined bank during the first quarter of 2015, and the acquisition of Metropolitan in the fourth quarter of 2015. During the first quarter of 2015, the charters of First Federal Bank, First National and Heritage Bank were merged into a single bank charter forming Bear State Bank, N.A.

Income Taxes. The provision for income taxes was $6.9 million for the year ended December 31, 2016, compared to $4.6 million for 2015. Income tax provisions increased compared to 2015 as a result of increases in taxable income, which was partially offset by the reversal in the second quarter of 2016 of the valuation allowance on the deferred tax asset. The effective tax rate for 2016 was 28.2% compared to 30.5% for 2015. The effective tax rate for 2016 without the impact of the $897,000 reversal of the valuation allowance on the deferred tax asset was 31.9%

The provision for income taxes was $4.6 million for the year ended December 31, 2015, compared to a tax benefit of $20.6 million for the year ended December 31, 2014. During 2014, the Company recorded a valuation allowance reversal of $21.1 million on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized. The effective tax rate for 2015 was 30.5% compared to (550.6)% for 2014. The effective tax rate for 2014 without the impact of the $21.1 million reversal of the valuation allowance on the deferred tax asset was 13.1%.

The difference in the effective tax rate compared to the statutory rate for each year presented is primarily due to interest income from non-taxable investments and earnings on life insurance policies. The differences in the adjusted effective tax rates of 31.9%, 30.5% and 13.1% for 2016, 2015 and 2014, respectively, are due to the relationship of the amount of the tax exempt items to the overall amount of pre-tax income in each of the years.

Lending Activities

Loan Composition. The following table sets forth certain data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Mortgage loans:
One-to four-family residential	$389,107	25.01%	$401,036	27.50%	$320,489	30.38%	$129,308	33.68%	$157,936	44.71%
Multifamily residential	92,460	5.94	74,226	5.09	45,181	4.28	25,773	6.71	20,790	5.89
Nonfarm nonresidential	495,173	31.83	487,684	33.45	369,974	35.07	168,902	43.99	138,014	39.08
Farmland	94,018	6.04	94,235	6.46	47,199	4.47	2,663	0.69	1,426	0.40
Construction and land development	125,785	8.08	116,015	7.96	98,594	9.34	23,891	6.23	13,125	3.72
Total real estate loans	1,196,543	76.90	1,173,196	80.46	881,437	83.54	350,537	91.30	331,291	93.80

Commercial loans	323,096	20.77	246,304	16.89	139,871	13.26	29,033	7.56	16,083	4.55

Consumer loans	36,265	2.33	38,594	2.65	33,809	3.20	4,368	1.14	5,818	1.65

Total loans receivable	1,555,904	100.00%	1,458,094	100.00%	1,055,117	100.00%	383,938	100.00%	353,192	100.00%

Less:
Unearned discounts and net deferred loan costs (fees)	485		558		(235)		(78)		(188)
Allowance for loan and lease losses	(15,584)		(14,550)		(13,660)		(12,711)		(15,676)
Total loans receivable, net	$1,540,805		$1,444,102		$1,041,222		$371,149		$337,328

Total loans receivable increased $97.8 million to $1.6 billion at December 31, 2016, compared to $1.5 billion at December 31, 2015. The change in the Bank’s loan portfolio was primarily due to an increase in commercial loans as a result of a greater emphasis on this line of business partially offset by loans paid off and principal payments made during the year.

Loan Concentrations. Loan concentrations are defined as loans to borrowers engaged in similar business-related activities, which would cause them to be similarly impacted by economic or other conditions. We regularly monitor these concentrations in order to consider adjustments in our lending practices. As of December 31, 2016 and 2015, there was no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business that exceeded 10% of total loans.

Loan Maturity and Interest Rates. The following table sets forth certain information at December 31, 2016, regarding the dollar amount of loans maturing in the Bank’s loan portfolios based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	After One Year Through Five Years	After Five Years	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$54,523	$161,652	$172,932	$389,107
Multifamily residential	4,079	74,586	13,795	92,460
Nonfarm nonresidential	61,810	260,867	172,496	495,173
Farmland	11,359	58,603	24,056	94,018
Construction and land development	23,555	65,864	36,366	125,785
Commercial loans	93,824	198,098	31,174	323,096
Consumer loans	7,592	24,978	3,695	36,265
Total(1)	$256,742	$844,648	$454,514	$1,555,904

(1)   Gross of unearned discounts and net deferred loan costs and the ALLL.

The following table sets forth the dollar amount of the Bank’s loans at December 31, 2016, due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$205,007	$129,577	$334,584
Multifamily residential	79,516	8,865	88,381
Nonfarm nonresidential	348,751	84,612	433,363
Farmland	63,643	19,016	82,659
Construction and land development	68,086	34,144	102,230
Commercial loans	69,359	159,913	229,272
Consumer loans	28,263	410	28,673
Total (1)	$862,625	$436,537	$1,299,162

(1)	Gross of unearned discounts and net deferred loan costs and the ALLL.

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

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
Nonaccrual Loans:	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets
One- to four-family residential	$6,709	0.33%	$6,455	0.34%	$4,959	0.33%	$4,258	0.77%	$7,027	1.32%
Multifamily residential	--	--	230	0.01%	--	--	--	--	--	--
Nonfarm nonresidential	5,177	0.25%	6,638	0.35%	3,113	0.21%	4,057	0.75%	7,236	1.37%
Farmland	783	0.04%	973	0.05%	734	0.05%	782	0.15%	868	0.16%
Construction and land development	463	0.02%	622	0.03%	624	0.04%	2,467	0.44%	3,265	0.61%
Commercial	4,071	0.20%	4,235	0.22%	306	0.02%	350	0.06%	402	0.08%
Consumer	173	0.01%	187	0.01%	34	--	24	0.01%	26	0.01%

Total nonaccrual loans	17,376	0.85%	19,340	1.01%	9,770	0.65%	11,938	2.18%	18,824	3.55%

Accruing loans 90 days or more past due	--	--	451	0.02%	353	0.02%	--	--	--	--

Real estate owned	1,945	0.09%	3,642	0.19%	4,792	0.31%	8,627	1.57%	16,658	3.14%

Total nonperforming assets	19,321	0.94%	23,433	1.22%	14,915	0.98%	20,565	3.75%	35,482	6.69%
Performing restructured loans	4,804	0.23%	284	0.01%	566	0.04%	494	0.09%	5,816	1.10%

Total nonperforming assets and performing restructured loans (1)	$24,125	1.17%	$23,717	1.23%	$15,481	1.02%	$21,059	3.84%	$41,298	7.79%

(1)

The table above does not include substandard loans which were judged not to be impaired totaling $30.7 million, $30.2 million, $24.9 million, $2.9 million and $12.1 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively, or ASC 310-30 purchased credit impaired loans which are considered to be performing at December 31,2016, 2015 and 2014.

(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs, and interest payments recorded as reductions of principal for financial reporting purposes.

Interest income recorded during the years ended December 31, 2016, 2015, 2014, 2013 and 2012 for loans in the above table was $13,000, $14,000, $29,000, $21,000 and $518,000, respectively. Under their original terms, these loans would have reported approximately $1.4 million, $1.2 million, $745,000, $873,000 and $1.5 million of interest income for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	December 31, 2016		December 31, 2015		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$1,442	8.3%	$2,154	11.1%	$(712)	(2.8)%
Over 90 days past due	5,784	33.3	4,382	22.7	1,402	10.6
30-89 days past due	1,027	5.9	1,527	7.9	(500)	(2.0)
Not past due	9,123	52.5	11,277	58.3	(2,154)	(5.8)
	$17,376	100.0%	$19,340	100.0%	$(1,964)	--

The following table presents nonaccrual loan activity for the year ended December 31, 2016 (in thousands):

Balance of nonaccrual loans—January 1, 2016	$19,340
Loans added to nonaccrual status	7,057
Net cash payments	(4,855)
Loans returned to accrual status	(2,378)
Charge-offs to the ALLL	(417)
Transfers to REO and repossessed assets, net	(1,371)

Balance of nonaccrual loans—December 31, 2016	$17,376

Real Estate Owned. Changes in the composition of real estate owned during the year ended December 31, 2016 are presented in the following table (dollars in thousands).

	January 1, 2016	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain (Loss)	December 31, 2016
One- to four-family residential	$1,125	$1,139	$(101)	$(1,351)	$92	$904
Multifamily	316	--	--	(356)	40	--
Land	1,677	--	(173)	(1,935)	799	368
Nonfarm nonresidential	524	731	(37)	(578)	33	673
Total	$3,642	$1,870	$(311)	$(4,220)	$964	$1,945

(1)	Net sales proceeds include $146,000 of loans made by the Bank to facilitate the sale of real estate owned.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of December 31, 2016 and 2015, the Bank did not have any assets classified as doubtful or loss.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	December 31,
	2016	2015
Nonaccrual loans	$17,376	$19,340
Accruing classified loans	35,495	30,448
Classified loans	52,871	49,788
Real estate owned	1,945	3,642

Total classified assets	$54,816	$53,430

Texas Ratio (1)	8.8%	11.6%

Classified Assets Ratio (2)	24.9%	26.5%

(1)	Defined as the ratio of nonperforming loans and real estate owned to the Bank’s Tier 1 capital plus the ALLL.
(2)	Defined as the ratio of classified assets to the Bank’s Tier 1 capital plus the ALLL.

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

The Company considers the ALLL totaling approximately $15.6 million to be appropriate based on evaluations of the management of the Bank of the loan portfolio and the losses inherent in the loan portfolio as of December 31, 2016. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,555,904	$1,458,094	$1,055,117	$383,938	$353,192
Average loans outstanding	$1,503,245	$1,158,288	$756,078	$361,094	$357,337
Allowance at beginning of period	$14,550	$13,660	$12,711	$15,676	$20,818
Charge-offs:
One- to four-family residential	(455)	(661)	(116)	(1,249)	(1,843)
Multifamily residential	(1)	--	--	(876)	(997)
Nonfarm nonresidential	--	(17)	(114)	(1,177)	(2,517)
Construction and land development	--	(10)	(444)	(115)	(407)
Commercial	(83)	(32)	(29)	(386)	(237)
Consumer (1)	(447)	(354)	(186)	(142)	(269)
Purchased credit impaired	(801)	(319)	--	--	--
Total charge-offs	(1,787)	(1,393)	(889)	(3,945)	(6,270)
Recoveries:
One- to four-family residential	38	120	90	221	225
Multifamily residential	--	--	--	--	17
Nonfarm nonresidential	11	61	14	500	9
Construction and land development	62	164	76	123	722
Commercial	11	23	4	81	59
Consumer (1)	83	118	66	55	74
Purchased credit impaired	100	--	--	--	--
Total recoveries	305	486	250	980	1,106
Net charge-offs	(1,482)	(907)	(639)	(2,965)	(5,164)
Total provisions for losses	2,516	1,797	1,588	--	22
Allowance at end of period	$15,584	$14,550	$13,660	$12,711	$15,676

ALLL as a percentage of total loans outstanding at end of period (2)	1.00%	1.00%	1.29%	3.31%	4.44%

Net loans charged-off as a percentage of average loans outstanding	0.10%	0.08%	0.08%	0.82%	1.45%

ALLL as a percentage of nonaccrual loans	89.7%	75.2%	139.8%	106.5%	83.3%

(1)

Consumer loan charge-offs include overdraft charge-offs of $365,000, $316,000, $148,000, $125,000 and $189,000, for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $79,000, $75,000, $47,000, $52,000 and $67,000, for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)

The allowance for loan losses plus the discount on acquired loans as a percentage of total loans outstanding gross of the acquired loan discount was 1.68%, 2.07% and 2.38% at December 31, 2016, 2015 and 2014, respectively. There were no acquired loans for the years ended December 2013 and 2012.

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

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One- to four-family residential	$3,896	24.83%	$3,870	27.29%	$4,488	29.96%	$4,549	33.68%	$5,099	44.71%
Multifamily residential	962	5.94	665	5.09	791	4.28	1,001	6.71	1,319	5.89
Nonfarm nonresidential	3,210	31.34	3,599	32.77	4,243	34.15	4,271	43.99	6,949	39.08
Farmland	863	6.04	714	6.46	342	4.47	158	0.69	251	0.40
Construction and land development	1,791	7.99	1,456	7.81	1,023	9.03	1,383	6.23	879	3.72
Commercial	3,909	20.73	2,565	16.82	2,315	13.14	1,268	7.56	956	4.55
Consumer	360	2.33	166	2.64	101	3.19	81	1.14	223	1.65
Purchased credit impaired	593	0.80	1,515	1.12	357	1.78	--	--	--	--
Total	$15,584	100.00%	$14,550	100.00%	$13,660	100.00%	$12,711	100.00%	$15,676	100.00%

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

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income. At December 31, 2016, investment securities with a carrying value of approximately $140.6 million were pledged as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $19.1 million and $12.1 million at December 31, 2016 and 2015, respectively, for securities sold under agreements to repurchase. At December 31, 2016, investments in the debt and/or equity securities of any one issuer did not exceed more than 10% of the Company's stockholders' equity.

The following table sets forth the amortized cost (in thousands) of investment securities that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2016. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
U.S. Treasuries and government agencies	$3,160	0.88%	$2,497	1.19%	$--	--	$--	--	$5,657	1.02%
Municipal securities	3,784	1.74%	17,189	2.40%	14,463	2.86%	52,840	3.07%	88,276	2.85%
Residential mortgage-backed securities	--	--	--	--	--	--	96,870	2.31%	96,870	2.31%
Total	$6,944	1.35%	$19,686	2.25%	$14,463	2.86%	$149,710	2.58%	$190,803	2.52%

Held to Maturity
Municipal securities	$--	--	$--	--	$--	--	$26,977	2.92%	$26,977	2.92%
Total	$--	--	$--	--	$--	--	$26,977	2.92%	$26,977	2.92%

As of December 31, 2016, the Company held approximately $93.8 million of investment securities with issuer call options, of which approximately $27.4 million are callable within one year.

The following table sets forth the carrying value of the Company's investment securities as of the dates indicated.

	December 31,
	2016	2015	2014
Available for Sale	(In Thousands)
U.S. Treasuries and government agencies	$5,631	$49,500	$77,332
Municipal securities	87,050	63,933	59,080
Residential mortgage-backed securities	95,795	85,152	37,806
Total	$188,476	$198,585	$174,218

Held to Maturity
Municipal securities	$26,977	$--	$--
Total	$26,977	$--	$--

The decrease in U.S. Treasury and government agency securities was primarily due to calls and maturities during the year ended December 31, 2016.  The increases in municipal securities and residential mortgage backed securities during the year ended December 31, 2016 were due to reinvestment of proceeds from sales, calls and maturities of investment securities to provide a better risk adjusted return.  The overall yield of the available for sale investment portfolio improved to 2.52% at December 31, 2016 compared to 2.06% at December 31, 2015.

DEPOSITS AND BORROWINGS

Deposits. Changes in the composition of deposits between December 31, 2016 and 2015 are presented in the following table (dollars in thousands).

	December 31,	December 31,	Increase
	2016	2015	(Decrease)	% Change

Checking accounts	$724,137	$713,546	$10,591	1.48%
Money market accounts	206,388	220,589	(14,201)	(6.44)
Savings accounts	164,653	160,307	4,346	2.71
Certificates of deposit	548,902	513,241	35,661	6.95

Total deposits	$1,644,080	$1,607,683	$36,397	2.26%

The increase in certificates of deposit was primarily related to increases in public funds and brokered certificates of deposit.

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2016		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Savings accounts	$164,773	0.12%	$129,556	0.13%	$77,746	0.12%
Money market accounts	213,780	0.37	134,606	0.33	85,614	0.38
Checking accounts – interest	480,206	0.18	401,156	0.19	264,780	0.18
Checking accounts - noninterest	226,758	--	189,827	--	107,066	--
Certificates of deposit	535,435	0.89	466,551	0.87	386,111	0.96
Total deposits	$1,620,952	0.40%	$1,321,696	0.40%	$921,317	0.49%

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2016 by time remaining to maturity.

Amount
Quarter Ending:	(In Thousands)
March 31, 2017	$44,558
June 30, 2017	59,645
September 30, 2017	51,882
December 31, 2017	37,301
After December 31, 2017	104,895
Total certificates of deposit with balances of $100,000 or more	$298,281

Short Term and Other Borrowings. FHLB advances increased by $76.5 million in 2016 primarily due to new short term advances. Other borrowings also increased by $3.2 million during the year ended December 31, 2016 as a result of draws of $4.8 million on the Company’s line of credit with an unaffiliated bank, partially offset by repayments of $1.7 million on the Company’s notes payable with an unaffiliated bank. The Company also converted $5 million of the outstanding balance on the line of credit to a term note payable with the same terms as its other term notes. On January 20, 2017, the Company paid down the outstanding balance of $4.95 million related to its line of credit. The available credit line remains $14.75 million. On January 20, 2017 and March 1, 2017, the Company also paid a total of $3.1 million towards reducing the principal balance of the term note due May 2019.

The following table sets forth information with respect to the Company’s consolidated borrowings at and during the periods indicated.

	At or For the Year Ended December 31,
	2016	2015	2014
	(Dollars in Thousands)
Maximum month end balance	$171,118	$91,586	$81,384
Average balance	111,484	76,905	42,176
Year end balance	171,118	84,455	73,341
Weighted average interest rate:
At end of year	1.00%	1.26%	1.07%
During the year	1.26%	1.33%	1.42%

LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds for the Company is the receipt of dividends from the Bank, the receipt of management fees from the Bank, cash balances maintained, and borrowings from an unaffiliated bank. Payment of dividends by the Bank is subject to certain regulatory restrictions as set forth in banking laws and regulations. See “Regulation” included in Item 1 of this Annual Report on Form 10-K.

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

In order to maintain proper levels of liquidity, the Bank has several sources of funds available. Generally, the Bank relies on cash on hand and due from banks, federal funds sold, cash flow generated by the repayment of principal and interest on and/or the sale of loans and securities, and deposits as its primary sources of funds for continuing operations, to fund loans and leases, and to acquire investment securities and other assets. Commercial, consumer and public funds customers in our local markets are the principal deposit sources utilized. The bank utilizes FHLB advances and brokered deposits as part of its asset and liability management strategy primarily when funds from the primary sources are insufficient to meet funding needs and/or when the pricing and terms from these secondary sources are more favorable to our strategy.

At December 31, 2016, the Bank’s unused borrowing availability primarily consisted of (1) $456.0 million of available borrowing capacity with the FHLB, (2) $47.9 million of investment securities available to pledge for federal funds or other borrowings and (3) $103.0 million of available unsecured federal funds borrowing lines. In addition, at December 31, 2016, the Company had available borrowing capacity of $9.8 million with an unaffiliated bank.

At December 31, 2016, the Company’s consolidated liquidity ratio was approximately 9.2% which represents liquid assets as a percentage of deposits and short-term borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 41.6%, which represents liquid assets plus borrowing capacity with the FHLB and correspondent banks as a percentage of deposits and short-term borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds and brokered deposits described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy the current and projected operations of the Company and the Bank.

At December 31, 2016, the Company’s leverage, common equity tier 1, tier 1 risk-based and total risk-based capital ratios were 9.47%, 11.04%, 11.04% and 11.96%, respectively, compared to capital adequacy requirements of 4%, 4.5%, 6% and 8%, respectively. See Note 21 to the Consolidated Financial Statements – “Regulatory Matters” for more information about the Company’s and the Bank’s capital requirements and ratios.

The loan agreement governing the line of credit and notes payable to an unaffiliated bank contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 65%, a maximum classified asset ratio of 50% and a minimum Tier 1 leverage ratio of 8% for the Bank. At December 31, 2016, the Company was in compliance with the applicable covenants imposed by the loan agreement.

OFF-BALANCE SHEET ARRANGEMENTS and CONTRACTUAL OBLIGATIONS

At December 31, 2016, the Bank was contractually obligated to make future minimum payments as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Certificates of deposit maturities	$363,338	$140,800	$36,544	$8,220	$548,902
Other borrowings	77,523	66,938	1,065	6,478	152,004
Lease obligations	836	1,305	1,007	6,862	10,010

At December 31, 2016, the Bank was contractually obligated to fund future obligations as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Unused lines of credit	$64,442	$37,390	$22,716	$8,248	$132,796
Unadvanced portion of construction loans	19,847	7,478	20,731	27,309	75,365
Standby letters of credit	466	739	71	1,594	2,870
Loan origination commitments	80,265	--	--	--	80,265

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

DIVIDENDS

During the year ended December 31, 2016, $0.075 per share cash dividends were distributed by the Company. No dividends were distributed during the year ended December 31, 2015. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions. In addition, the Bank is subject to limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. ASBD regulations specify that the maximum dividend state banks may pay to the parent company in any calendar year without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the FRB, the maximum dividend that may be paid without prior approval by the FRB is the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  At December 31, 2016, the Bank had approximately $10.5 million available for payment of dividends to the Company without prior regulatory approval from the ASBD and approximately $13.9 million available for payment of dividends to the Company without prior regulatory approval from the FRB.

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

Impact of new accounting standards

See Note 1 to the Consolidated Financial Statements - “Summary of Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

INTEREST RATE SENSITIVITY

Interest rate risk represents the potential impact of interest rate changes on net income and capital resulting from mismatches in repricing opportunities of assets and liabilities over a period of time.  A number of tools are used to monitor and manage interest rate risk and interest rate sensitivity, including an earnings simulation model and interest sensitivity gap analysis.

Management recommends and the Board of Directors sets the asset and liability policies which are implemented by the Asset and Liability Management Committee (ALCO). The purpose of the ALCO is to communicate, coordinate and control asset/liability management consistent with the Company’s business plan and board-approved policies. The ALCO establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, we may determine to increase our interest rate risk position somewhat in order to maintain or increase our net interest margin.

The ALCO meets at least quarterly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions and anticipated changes in the volume and mix of assets and liabilities. At each meeting, the ALCO recommends appropriate strategy changes based on this review. The Chief Financial Officer is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors on a quarterly basis. ALCO regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the Board of Directors.

The earnings simulation modeling process, management’s primary analytical tool, projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes in that baseline net interest income resulting from changes in interest rate levels. The model assumes the balance sheet remains static and that its structure does not change over the course of the year. This model incorporates assumptions regarding the level of interest rates or balance changes for indeterminate maturity deposits for a given level of market rate changes.  These assumptions have been developed through anticipated pricing behavior.  Key assumptions in the simulation models include the relative timing of prepayments, cash flows and maturities.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of a change in interest rates on net interest income.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the twelve month period commencing January 1, 2017. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at year-end will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous, parallel and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities.

Changes in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	1.7%
+300	1.7%
+200	1.6%
+100	1.3%
-100	-6.7%
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

This earnings simulation analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Bear State Financial, Inc.

Little Rock, Arkansas

We have audited the accompanying consolidated statements of financial position of Bear State Financial, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bear State Financial, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bear State Financial, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2017, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Little Rock, Arkansas

March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee, Board of Directors and Stockholders

Bear State Financial, Inc.

Little Rock, Arkansas

We have audited Bear State Financial, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of Bear State Financial, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Bear State Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Bear State Financial, Inc. and our report dated March 10, 2017, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Little Rock, Arkansas

March 10, 2017

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Bear State Financial, Inc. and its subsidiary Bear State Bank, (collectively referred to as the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, as such, include amounts based on informed judgments and estimates made by management.

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

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2016 based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013 edition), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and the application of the specified criteria, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2016.

BKD, LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016 which is included in Item 8. Financial Statements and Supplementary Data.

/s/ Matt Machen	/s/ Sherri Billings
Matt Machen Chief Executive Officer	Sherri Billings Chief Financial Officer

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2016 AND 2015

(In thousands, except share data)

	2016	2015
ASSETS

Cash and cash equivalents:
Cash and collection items	$33,869	$36,535
Interest bearing deposits with banks	44,920	15,596

Total cash and cash equivalents	78,789	52,131

Interest bearing time deposits in banks	4,571	10,930
Federal funds sold	--	18
Available for sale securities, at fair value	188,476	198,585
Held to maturity securities, at amortized cost (fair value of $25,090 at December 31, 2016)	26,977	--
Other investment securities, at cost	13,759	9,563
Loans receivable, net of allowance at December 31, 2016 and 2015, of $15,584 and $14,550, respectively	1,540,805	1,444,102
Loans held for sale	8,954	7,326
Accrued interest receivable	7,006	6,157
Real estate owned, net	1,945	3,642
Office properties and equipment, net	54,049	63,641
Office properties and equipment held for sale	5,337	--
Cash surrender value of life insurance	57,267	52,602
Goodwill	40,196	40,196
Core deposit intangibles, net	10,353	11,374
Deferred tax asset, net	11,619	16,713
Prepaid expenses and other assets	3,072	3,236

TOTAL	$2,053,175	$1,920,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing	$223,038	$234,879
Interest bearing	1,421,042	1,372,804
Total deposits	1,644,080	1,607,683

Securities sold under agreement to repurchase	19,114	12,075
Other borrowings	152,004	72,380
Other liabilities	4,550	4,921

Total liabilities	1,819,748	1,697,059

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued at December 31, 2016 and 2015	--	--
Common stock, $.01 par value—100,000,000 shares authorized; 37,618,597 and 37,987,722 shares issued and outstanding at December 31, 2016 and 2015, respectively	376	380
Additional paid-in capital	209,274	211,817
Accumulated other comprehensive income (loss)	(1,436)	386
Retained earnings	25,213	10,574

Total stockholders’ equity	233,427	223,157

TOTAL	$2,053,175	$1,920,216

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands, except earnings per share data)

	2016	2015	2014
INTEREST INCOME:
Loans receivable	$70,936	$57,039	$39,465
Investment securities:
Taxable	1,952	1,535	1,076
Nontaxable	2,185	1,955	1,514
Other	313	317	436
Total interest income	75,386	60,846	42,491

INTEREST EXPENSE:
Deposits	6,515	5,339	4,538
Other borrowings	1,403	1,025	600

Total interest expense	7,918	6,364	5,138

NET INTEREST INCOME	67,468	54,482	37,353

PROVISION FOR LOAN LOSSES	2,516	1,797	1,588

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	64,952	52,685	35,765

NONINTEREST INCOME:
Net gain on sales of investment securities	19	20	31
Deposit fee income	8,994	7,907	5,349
Earnings on life insurance policies	1,665	1,510	1,126
Gain on sales of loans	4,796	3,084	2,774
Other	1,237	1,026	759

Total noninterest income	16,711	13,547	10,039

NONINTEREST EXPENSES:
Salaries and employee benefits	31,168	25,742	21,889
Net occupancy expense	7,414	6,411	4,391
Real estate owned, net	(377)	(369)	1,387
FDIC insurance	1,099	960	753
Amortization of intangible assets	1,021	724	339
Data processing	5,520	6,411	6,254
Professional fees	2,212	1,923	1,481
Advertising and public relations	1,600	2,520	1,354
Postage and supplies	1,121	1,113	712
Other	6,567	5,584	3,508

Total noninterest expenses	57,345	51,019	42,068

INCOME BEFORE INCOME TAXES	24,318	15,213	3,736

INCOME TAX PROVISION (BENEFIT)	6,859	4,639	(20,570)

NET INCOME	$17,459	$10,574	$24,306

Basic earnings per common share	$0.46	$0.31	$0.86

Diluted earnings per common share	$0.46	$0.30	$0.84

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands)

	2016	2015	2014

Net income	$17,459	$10,574	$24,306
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities AFS	(2,933)	(290)	1,434
Less: reclassification adjustments for realized gain included in net income	(19)	(20)	(31)
Other comprehensive income (loss), before tax effect	(2,952)	(310)	1,403
Tax effect	1,130	119	(359)
Other comprehensive income (loss)	(1,822)	(191)	1,044
COMPREHENSIVE INCOME	$15,637	$10,383	$25,350

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands, except share and per share data)

	Issued Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Deficit/ Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
BALANCE – January 1, 2014	20,041,497	$200	$92,740	$(467)	$(21,286)	$71,187

Net income	--	--	--	--	24,306	24,306
Other comprehensive income	--	--	--	1,044	--	1,044
Shares issued – merger with FNSC, net of issuance costs of approximately $542	6,252,400	63	49,789	--	--	49,852
Shares issued – private placement	2,531,646	25	19,975	--	--	20,000
Shares issued – warrant exercises	1,196,667	12	3,578	--	--	3,590
Shares issued – stock option exercises	3,600	--	24	--	--	24
Shares issued – restricted stock unit vesting	4,534	--	--	--	--	--
1 for 9 stock dividend	3,336,001	34	2,986	--	(3,020)	--
Cash in lieu of fractional shares	--	--	(7)	--	--	(7)
Stock compensation	--	--	463	--	--	463
Repurchase of common stock	(500)	--	(5)	--	--	(5)
BALANCE – December 31, 2014	33,365,845	334	169,543	577	--	170,454

Net income	--	--	--	--	10,574	10,574
Other comprehensive loss	--	--	--	(191)	--	(191)
Shares issued – acquisition of Metropolitan	4,610,317	46	41,954	--	--	42,000
Shares issued – stock option exercises	6,200	--	37	--	--	37
Shares issued – restricted stock unit vesting	34,038	--	--	--	--	--
Stock compensation	--	--	539	--	--	539
Repurchase of common stock	(28,678)	--	(256)	--	--	(256)
BALANCE – December 31, 2015	37,987,722	380	211,817	386	10,574	223,157

Net income	--	--	--	--	17,459	17,459
Other comprehensive loss	--	--	--	(1,822)	--	(1,822)
Shares issued – stock option exercises	21,664	--	141	--	--	141
Shares issued – restricted stock unit vesting	62,393	--	--	--	--	--
Stock compensation	--	--	984	--	--	984
Dividends distributed - $0.075 per common share	--	--	--	--	(2,820)	(2,820)
Repurchase of common stock	(453,182)	(4)	(3,668)	--	--	(3,672)
BALANCE – December 31, 2016	37,618,597	$376	$209,274	$(1,436)	$25,213	$233,427

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands)

	2016	2015	2014

OPERATING ACTIVITIES:
Net income	$17,459	$10,574	$24,306
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,516	1,797	1,588
Provision for real estate losses	311	47	1,513
Deferred tax provision	7,116	4,371	1,286
Deferred tax valuation allowance	(897)	(120)	(21,856)
Net amortization of premiums on investment securities	1,309	626	147
Federal Home Loan Bank stock dividends	(39)	(8)	(9)
Gain on sales of fixed assets, net	(1,019)	(85)	(24)
Impairment on office properties held for sale	1,076	--	--
Gain on sales of real estate owned and repossessed assets, net	(943)	(587)	(338)
Gain on sales of investment securities, net	(19)	(20)	(31)
Originations of loans held for sale	(163,727)	(109,239)	(98,853)
Proceeds from sales of loans originated for sale	166,895	113,454	101,093
Gain on sales of loans originated to sell	(4,796)	(3,084)	(2,774)
Depreciation	3,706	3,293	2,171
Amortization of deferred loan costs, net	1,138	254	85
Accretion of purchased loans, net	(4,972)	(4,764)	(4,375)
Amortization of other intangible assets	1,021	724	339
Stock compensation	984	539	468
Earnings on life insurance policies	(1,665)	(1,498)	(1,126)
Changes in operating assets and liabilities:
Accrued interest receivable	(849)	(188)	(58)
Prepaid expenses and other assets	218	1,276	300
Other liabilities	(371)	(3,621)	1,674

Net cash provided by operating activities	24,452	13,741	5,526

INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash received	--	(13,931)	(8,985)
Net decrease in federal funds sold	18	33	43,025
Purchases of interest bearing time deposits in banks	(2,590)	--	--
Redemptions of interest bearing time deposits in banks	8,949	1,491	11,697
Purchases of held to maturity (“HTM”) securities	(26,992)	--	--
Purchases of available for sale (“AFS”) securities	(99,001)	(55,951)	(54,115)
Proceeds from sales of AFS securities	30,386	21,099	4,374
Proceeds from maturities/calls/paydowns of AFS securities	74,497	50,724	87,286
Purchases in other investments	(6,152)	(5,205)	(657)
Redemptions of other investments	1,995	3,515	2,739
Loan disbursements, net of repayments	(78,047)	934	(40,596)
Loan participations purchased	(29,094)	(40,937)	(27,491)
Loan participations sold	9,721	640	2,710
Proceeds from sales of real estate owned and repossessed assets	4,340	4,370	4,529
Proceeds from sales of office properties held for sale	2,530	--	--
Proceeds from sales of office properties and equipment	6	951	409
Purchases of office properties and equipment	(2,069)	(4,652)	(3,820)
Purchases of bank owned life insurance	(3,000)	(772)	(17,258)

Net cash provided by (used in) investing activities	(114,503)	(37,691)	3,847
			(Continued)

BEAR STATE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands)

	2016	2015	2014
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$36,397	$(26,763)	$30,534
Proceeds from long term advances from Federal Home Loan Bank	40,245	20,551	12,000
Repayments of long term advances from Federal Home Loan Bank	(25,571)	(14,328)	(1,094)
Net change in short term advances from Federal Home Loan Bank	61,800	4,200	4,000
Proceeds from other borrowings	4,800	1,850	18,163
Repayments of other borrowings	(1,650)	(1,151)	(5,250)
Net increase (decrease) in short term borrowings	7,039	(21,145)	(2,212)
Proceeds from private placement	--	--	20,000
Proceeds from exercise of warrants	--	--	3,590
Proceeds from exercise of stock options	141	37	24
Repurchase of common stock	(3,672)	(256)	(5)
Dividends distributed	(2,820)	--	--
Payment for fractional shares, stock dividend	--	--	(7)

Net cash provided by (used in) financing activities	116,709	(37,005)	79,743

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,658	(60,955)	89,116

CASH AND CASH EQUIVALENTS:
Beginning of period	52,131	113,086	23,970

End of period	$78,789	$52,131	$113,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$7,896	$6,438	$5,050

Cash received for income tax refunds	$--	$2,135	$--

Cash paid for income tax	$892	$--	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$2,240	$2,384	$1,915

Sales of real estate owned financed by the Bank	$146	$282	$115

Investment securities purchased—not settled	$--	$--	$1,608

Common stock issued for acquisitions	$--	$42,000	$49,852

Office properties transferred to real estate owned	$--	$464	$--

Office properties transferred to office properties held for sale	$7,925	$--	$--

			(Concluded)

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank (the “Bank”), is a community oriented bank providing a broad line of financial products to individuals and business customers.  As of December 31, 2016, the Bank operates 48 branches and three loan production offices throughout Arkansas, Missouri and Southeast Oklahoma.

The Company completed its merger with First National Security Company (“FNSC”) and the accompanying acquisition of FNSC’s subsidiaries, including First National Bank of Hot Springs (“First National”) and Heritage Bank, N.A. (“Heritage Bank”), on June 13, 2014. On February 13, 2015, First Federal Bank, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A. On October 1, 2015, the Company completed its acquisition of Metropolitan National Bank (“Metropolitan”). Except as the context otherwise requires, any reference in this Annual Report on Form 10-K to the “Bank” means (i) with respect to the period between January 1, 2014 through June 12, 2014, First Federal Bank; (ii) with respect to the period from June 13, 2014 through February 12, 2015, First Federal Bank, First National and Heritage Bank, collectively; (iii) with respect to the period from February 13, 2015 through September 30, 2015 or as of the date hereof, Bear State Bank, N.A.; and (iv) with respect to the period from October 1, 2015 through February 18, 2016, Bear State Bank, N.A. and Metropolitan, collectively. On February 19, 2016, Metropolitan was merged into the Bear State Bank, N.A. charter and on June 28, 2016, Bear State Bank, N.A. converted from a national bank to an Arkansas state-chartered bank, Bear State Bank.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries described above. Intercompany transactions and balances have been eliminated in consolidation.

Operating Segments— The Company consolidated its subsidiary banks into one bank during the first quarter of 2016 and its operations are organized on a regional basis. While the chief decision-makers monitor revenue streams of various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Each region provides a group of similar community banking products and services, including loans, time deposits, and checking and savings accounts. The individual regions have similar operating and economic characteristics and are reported as one aggregated operating segment.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be significant. Valuation of assets acquired and liabilities assumed in business combinations, valuation of real estate owned, fair value of financial instruments, valuation of deferred tax assets and the allowance for loan and lease losses are material estimates that are particularly susceptible to significant change in the near term.

Cash Flow Reporting—For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents includes cash on hand and amounts due from depository institutions, which includes interest bearing amounts available upon demand. Net cash flows are reported for customer loan and deposit transactions and short term borrowings with original maturities of three months or less.

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

Premiums are amortized into interest income using the interest method to the earlier of maturity or call date, or in the case of mortgage-backed securities, over the estimated life of the security. Discounts are accreted into interest income using the interest method over the period to maturity. The specific identification method of accounting is used to compute gains or losses on the sales of investment securities.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. In evaluating whether impairment is other than temporary, management primarily considers the length of time and the extent to which the fair value has been less than the amortized cost basis, the nature of the investment, the cause of the impairment, whether any periodic coupon payments have been missed, whether the security has been downgraded by rating agencies, and whether the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. Management has determined that no OTTI charges were necessary during the years ended December 31, 2016, 2015 or 2014.

Other Investments—The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of and owns stock in the Federal Reserve Bank (“FRB”) as well as First National Bankers Bank and Midwest Independent Bank, both institutions that provide correspondent banking services to community banks. Stock in these institutions is classified as other investments and is recorded at redemption value which approximates fair value. The Bank periodically evaluates the restricted stock for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans Receivable—The Bank originates and maintains loans receivable that are substantially concentrated in its lending markets of Arkansas, Missouri and Southeast Oklahoma. The majority of the Bank’s loans are residential mortgage loans, nonfarm nonresidential loans, and commercial and industrial loans. The Bank’s policies generally call for collateral or other forms of security to be received from the borrower at the time of loan origination. Such collateral or other form of security is subject to changes in economic value due to various factors beyond the control of the Bank.

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at unpaid principal balances, net of purchase premiums and discounts, charge-offs, the allowance for loan and lease losses, and deferred loan fees or costs. Interest income is accrued on the unpaid principal balance. Deferred loan fees or costs on loans are amortized or accreted to income using the level-yield method over the remaining period to contractual maturity without anticipating prepayments.

Mortgage loans originated and committed for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Such loans are generally carried at cost due to the short period of time between funding and sale, generally within thirty days.

Loans are considered past due when the contractual amounts due with respect to principal and/or interest are not received within 30 days of the contractual due date. The accrual of interest on loans is generally discontinued when the loan becomes 90 days past due, or, in management’s opinion, the borrower is judged to be unable to meet payments as they become due. Nonaccrual loans and loans past due 90 days and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual, except when doubt exists as to ultimate collectability of principal and interest. Under the cost recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash basis method, interest income is recorded when the payment is received in cash. A loan is generally returned to accrual status when the loan is no longer past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. The Company may continue to accrue interest on certain loans that are 90 days past due or more if such loans are well-secured and in the process of collection.

Acquisition Accounting and Acquired Loans— The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. Acquired loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses (“ALLL”) is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. The fair value adjustment on acquired loans without evidence of credit deterioration since origination are accreted into earnings as a yield adjustment using the effective yield method over the remaining life of the loan.

Purchased Credit Impaired Loans – Acquired loans and leases with evidence of credit deterioration since origination such that it is probable at acquisition that the Bank will be unable to collect all contractually required payments are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of the acquisition date, the difference between contractually required payments and the cash flows expected to be collected is the nonaccretable difference, which is included as a reduction of the carrying amount of acquired loans and leases. If the timing and amount of the future cash flows is reasonably estimable, any excess of cash flows expected at acquisition over the estimated fair value is the accretable yield and is recognized in interest income over the asset's remaining life using the level yield method.

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

Allowance for Loan and Lease Losses— The ALLL is a valuation allowance for probable incurred credit losses. The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the ALLL when management believes it is likely that a loan balance is uncollectible. Subsequent recoveries, if any, are credited to the ALLL.

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

General Allowance

The general component covers loans that are collectively evaluated for impairment and is based on historical loss experience adjusted for current qualitative environmental factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment. At December 31, 2016, an average of four quarterly migration periods of eight quarters each was generally used to calculate historical loss experience. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, competition, increasing interest rates, external factors and other considerations. The general component also includes impaired loans that are not individually measured for impairment based on the Bank’s threshold described above as well as loans that are individually evaluated but not considered impaired.

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

Real Estate Owned, Net—Real estate owned represents foreclosed assets held for sale and is initially recorded at estimated fair value less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs and expenses related to major additions and improvements are capitalized while maintenance and repairs that do not extend the lives of the respective assets are expensed. At December 31, 2016, the Bank had approximately $473,000 one- to four-family loans in the process of foreclosure.

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

Long-Lived Assets – Premises and equipment and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Goodwill and Other Intangible Assets - The Company accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.

Goodwill is not amortized but is evaluated for impairment annually, or more often if events or circumstances indicate it may be impaired. Finite-lived intangible assets, which consist primarily of core deposit intangibles (long-term customer-relationship intangible assets) are amortized on a straight-line basis over their weighted-average estimated useful lives, ranging from twelve to thirteen years, and are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset.

Goodwill is evaluated for impairment by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired, and no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, step two, which involves comparing the implied fair value of goodwill to its carrying value, is completed and to the extent that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

Loan Commitments and Related Financial Instruments – Financial instruments include off-balance sheet credit instruments, such as commitments to originate loans and letters of credit, issued to meet customer financing needs. The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Stock Based Compensation—Compensation cost for stock based compensation is recognized based on the fair value of these awards at the date of grant over the requisite service period. In most cases the requisite service period is the same as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Recently Adopted Accounting Standards—

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

New Accounting Standards Not Yet Effective—

In May 2014, the FASB issued ASU 2014-09, creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We do not expect the new standard to result in a material change from our current accounting for revenue because the majority of the Company’s financial instruments are not within the scope of Topic 606, but it will result in new disclosure requirements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). This ASU requires certain equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of such investments; eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost; requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. For public entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements since it does not have any marketable equity securities and there are no indications that its nonmarketable equity securities are impaired.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU applies to all leases and is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The previous standards did not require lessees to recognize operating leases on the balance sheet. This ASU provides for accounting requirements so that lessees will be required to recognize the rights and obligations associated with operating leases. The guidance on lessor accounting was not fundamentally changed with this ASU. For public entities, ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, however, early adoption is permitted. The Company is in the process of evaluating the impact this ASU will have on its financial statements and will subsequently implement new processes and update current accounting policies to comply with the amendments of this Update.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU will require all excess income tax benefits and tax deficiencies on share based payment awards to be recognized in the income statement when the awards vest or are settled and will likewise change the calculation of assumed proceeds in applying the treasury stock method for calculating diluted earnings per share. It also will allow an employer to make a policy election to account for forfeitures as they occur. The ASU also eliminates the guidance in Topic 718 that was indefinitely deferred. For public entities, ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company will adopt the amendments as of January 1, 2017 and does not anticipate a material impact at the date of adoption. The Company’s stock based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies. However, the magnitude of any income tax benefits or deficiencies in the future will depend on the Company’s stock price at the dates awards vest or are settled. The Company will adopt the amendments as of January 1, 2017 and does not anticipate a material impact at the date of adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Current U.S. GAAP requires an incurred loss methodology for recognizing credit losses that delays loss recognition until it is probable that a loss has been incurred. The amendments in this ASU replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. Existing purchased credit impaired assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. ASU 2016-13 will be effective for the Company in the fiscal year beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. An entity will apply the amendments in this ASU through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is in the process of forming a committee to evaluate the impact this ASU will have on its financial statements and to begin developing and implementing processes and procedures during the next two years to ensure the Company is compliant with the amendments by the adoption date.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The objective of the ASU is to expand the simplification of the subsequent measurement of goodwill to include public business entities and not-for-profit entities. The simplification eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. For public companies that are U.S. Securities and Exchange Commission (SEC) filers, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from prior acquisitions and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During 2016, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis. For additional information regarding goodwill impairment testing, see Note 9.

Reclassifications— Various items within the accompanying consolidated financial statements for the previous years have been reclassified to conform to the classifications used for reporting in 2016. These reclassifications had no effect on net earnings.

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

Interest bearing time deposits in banks mature within one to five years and are carried at cost. The scheduled maturities of these deposits at December 31, 2016, by contractual maturity are shown below (in thousands):

	Weighted
Years ending December 31:	Average Rate	Amount
2017	1.43%	$1,981
2019	0.48	100
2021	1.84	2,490

Total	1.63%	$4,571

4.	INVESTMENT SECURITIES

Investment securities consisted of the following at December 31 (in thousands):

	2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$5,657	$5	$(31)	$5,631
Municipal securities	88,276	343	(1,569)	87,050
Residential mortgage-backed securities	96,870	348	(1,423)	95,795

Total available for sale	$190,803	$696	$(3,023)	$188,476

Held to maturity
Municipal securities	$26,977	$16	$(1,903)	$25,090

Total held to maturity	$26,977	$16	$(1,903)	$25,090

	2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$49,612	$5	$(117)	$49,500
Municipal securities	63,276	717	(60)	63,933
Residential mortgage-backed securities	85,072	647	(567)	85,152

Total	$197,960	$1,369	$(744)	$198,585

The mortgage-backed portfolios at December 31, 2016 and 2015 were composed entirely of residential mortgage-backed securities issued or guaranteed by GNMA, FNMA or FHLMC.

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

	2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$1,969	$31	$--	$--	$1,969	$31
Municipal securities	73,194	3,472	--	--	73,194	3,472
Residential mortgage-backed securities	78,725	1,423	--	--	78,725	1,423

Total	$153,888	$4,926	$--	$--	$153,888	$4,926

	2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$46,805	$117	$--	$--	$46,805	$117
Municipal securities	4,741	32	2,707	28	7,448	60
Residential mortgage-backed securities	57,561	567	--	--	57,561	567

Total	$109,107	$716	$2,707	$28	$111,814	$744

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

The Company has pledged investment securities with carrying values of approximately $140.6 million at December 31, 2016 and $119.1 million at December 31, 2015, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $19.1 million at December 31, 2016 and $12.1 million at December 31, 2015, for securities sold under agreements to repurchase.

The following table sets forth the amount (dollars in thousands) of investment securities that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2016. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	December 31, 2016
	Available for Sale			Held to Maturity
	Amortized	Fair	Weighted	Amortized	Fair	Weighted
	Cost	Value	Average Rate	Cost	Value	Average Rate

Within one year	$6,944	$6,950	1.35%	$--	$--	--
Due from one year to five years	19,686	19,736	2.25%	--	--	--
Due from five years to ten years	14,463	14,585	2.86%	--	--	--
Due after ten years	52,840	51,410	3.07%	26,977	25,090	2.92%
	93,933	92,681	2.74%	26,977	25,090	2.92%
Residential mortgage-backed securities	96,870	95,795	2.31%	--	--	--
Total	$190,803	$188,476	2.52%	$26,977	$25,090	2.92%

As of December 31, 2016 and 2015, investment securities with an amortized cost totaling approximately $93.8 million and $68.4 million, respectively, have call options held by the issuer, of which approximately $27.4 million and $26.1 million, respectively, are or were callable within one year.

Information regarding sales of the Company’s investment securities available for sale for the years ended December 31 is summarized below (in thousands):

	2016	2015	2014

Sales proceeds	$30,386	$21,099	$4,374

Gross realized gains	$195	$92	$31
Gross realized losses	(176)	(72)	--
Net gains on sales of investment securities	$19	$20	$31

At December 31, 2016 and 2015, the Company included the following securities in other investments, at cost, in the accompanying consolidated balance sheets (in thousands):

	2016	2015

FRB Stock	$7,501	$6,249
FHLB Stock	5,927	2,977
Other investments	331	337
Total	$13,759	$9,563

5.	LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2016	2015

Real estate:
One- to four-family residential	$389,107	$401,036
Multifamily residential	92,460	74,226
Nonfarm nonresidential	495,173	487,684
Farmland	94,018	94,235
Construction and land development	125,785	116,015
Commercial	323,096	246,304
Consumer	36,265	38,594
Total loans receivable	1,555,904	1,458,094

Unearned discounts and net deferred loan costs	485	558
Allowance for loan and lease losses	(15,584)	(14,550)

Loans receivable—net	$1,540,805	$1,444,102

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

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at December 31, 2016 and 2015 were $14.7 million and $20.4 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the years ended December 31, 2016 and 2015 was not significant.

As of December 31, 2016 and 2015, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $26.4 million and $33.1 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas and were pledged for outstanding advances or available for future advances. The Bank also pledged substantially all of its remaining loans at December 31, 2016 under a blanket lien with the FHLB.

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

	December 31, 2016	December 31, 2015	June 13, 2014
One- to four-family residential	$2,714	$3,189	$4,728
Nonfarm nonresidential	7,576	9,886	10,790
Farmland	53	70	95
Construction and land development	1,432	2,127	3,432
Commercial	556	1,012	1,882
Consumer	53	63	178
Total carrying value of PCI loans	$12,384	$16,347	$21,105
Outstanding principal balance of PCI loans	$15,468	$20,289	$26,942

The following table reflects the carrying amount of the fair value adjustments for purchased loans with evidence of credit deterioration as of June 13, 2014 (in thousands).

Contractually required principal and interest	$29,704
Nonaccretable differences	(6,293)
Cash flows expected to be collected	23,411
Accretable differences	(2,306)
Day 1 Fair Value	$21,105

The following table documents changes as of December 31, 2016, 2015 and 2014 to the amount of accretable yield on loans evaluated in accordance with the provisions of FASB ASC Topic 310-30 (in thousands).

	2016	2015	2014
Balance at January 1	$1,370	$2,165	$--
Accretable yield acquired	--	--	2,306
Accretion	(848)	(1,062)	(648)
Adjustments to accretable differences due to:
Reclassification from nonaccretable difference	1,462	317	2,301
Changes in expected cash flows that do not affect nonaccretable differences	(1,140)	(60)	(1,560)
Transfers to real estate owned	46	10	(234)
Balance at December 31	$890	$1,370	$2,165

Age Analysis – Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans, are presented below (in thousands):

December 31, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$4,472	$2,750	$381,885	$389,107
Multifamily residential	119	--	92,341	92,460
Nonfarm nonresidential	1,651	1,317	492,205	495,173
Farmland	131	649	93,238	94,018
Construction and land development	20	522	125,243	125,785
Commercial	413	503	322,180	323,096
Consumer	422	81	35,762	36,265
Total	$7,228	$5,822	$1,542,854	$1,555,904

December 31, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$6,051	$3,363	$391,622	$401,036
Multifamily residential	125	67	74,034	74,226
Nonfarm nonresidential	1,060	2,646	483,978	487,684
Farmland	42	668	93,525	94,235
Construction and land development	148	510	115,357	116,015
Commercial	1,722	336	244,246	246,304
Consumer	489	140	37,965	38,594
Total	$9,637	$7,730	$1,440,727	$1,458,094

As of December 31, 2016 and 2015, there were $0.8 million and $1.0 million, respectively, of PCI loans acquired in the merger with FNSC that were 90 days or more past due and accruing. Restructured loans totaled $6.0 million and $1.7 million as of December 31, 2016 and 2015, respectively, with $1.2 million and $1.4 million of such restructured loans on nonaccrual status at December 31, 2016 and 2015, respectively.

The following tables present age analyses of nonaccrual loans as of December 31, 2016 and 2015 (in thousands):

December 31, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,194	$2,332	$3,183	$6,709
Nonfarm nonresidential	94	1,156	3,927	5,177
Farmland	41	650	92	783
Construction and land development	13	450	--	463
Commercial	229	386	3,456	4,071
Consumer	39	78	56	173
Total	$1,610	$5,052	$10,714	$17,376

December 31, 2015	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,419	$2,868	$2,168	$6,455
Multifamily residential	--	67	163	230
Nonfarm nonresidential	136	1,742	4,760	6,638
Farmland	--	668	305	973
Construction and land development	6	432	184	622
Commercial	23	325	3,887	4,235
Consumer	14	132	41	187
Total	$1,598	$6,234	$11,508	$19,340

Impaired Loans – The following tables summarize information pertaining to impaired loans as of December 31, 2016, 2015 and 2014 and for the years then ended (in thousands). The tables below do not include ASC 310-30 purchased credit impaired loans which are disclosed separately in the loans receivable footnote.

	As of or For the Year Ended December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$244	$229	$74	$332	$7
Nonfarm nonresidential	--	--	--	903	--
Farmland	--	--	--	95	--
Construction and land development	--	--	--	75	--
Commercial	1,865	1,788	488	2,523	--
Consumer	5	5	5	5	--
	2,114	2,022	567	3,933	7

Impaired loans without a valuation allowance:
One- to four-family residential	8,704	6,677	--	7,074	--
Multifamily	--	--	--	107	--
Nonfarm nonresidential	11,022	9,421	--	5,656	--
Farmland	1,226	783	--	740	--
Construction and land development	728	539	--	593	6
Commercial	2,893	2,570	--	1,664	--
Consumer	184	168	--	200	--
	24,757	20,158	--	16,034	6
Total impaired loans	$26,871	$22,180	$567	$19,967	$13

Interest based on original terms					$1,360

Interest income recognized on a cash basis on impaired loans					$--

	As of or For the Year Ended December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$430	$312	$83	$833	$7
Nonfarm nonresidential	2,728	2,395	522	2,651	--
Farmland	616	473	112	479	--
Construction and land development	215	211	89	152	--
Commercial	1,153	1,150	250	461	--
Consumer	5	5	5	13	--
	5,147	4,546	1,061	4,589	7

Impaired loans without a valuation allowance:
One- to four-family residential	7,605	6,348	--	4,902	1
Multifamily	282	230	--	50	--
Nonfarm nonresidential	5,352	4,243	--	1,759	--
Farmland	796	499	--	303	--
Construction and land development	686	490	--	535	6
Commercial	3,293	3,085	--	1,399	--
Consumer	188	183	--	108	--
	18,202	15,078	--	9,056	7
Total impaired loans	$23,349	$19,624	$1,061	$13,645	$14

Interest based on original terms					$1,179

Interest income recognized on a cash basis on impaired loans					$--

	As of or For the Year Ended December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$1,030	$1,204	$251	$1,141	$21
Nonfarm nonresidential	2,531	2,225	580	2,517	--
Farmland	620	484	123	489	--
Construction and land development	276	168	45	632	--
Commercial	--	--	--	50	--
Consumer	16	15	12	12	--
	4,473	4,096	1,011	4,841	21

Impaired loans without a valuation allowance:
One- to four-family residential	4,732	4,237	--	3,747	2
Nonfarm nonresidential	1,619	888	--	996	--
Farmland	537	250	--	265	--
Construction and land development	507	540	--	611	6
Commercial	362	306	--	327	--
Consumer	15	19	--	15	--
	7,772	6,240	--	5,961	8
Total impaired loans	$12,245	$10,336	$1,011	$10,802	$29

Interest based on original terms					$745

Interest income recognized on a cash basis on impaired loans					$--

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

Based on analyses performed at December 31, 2016 and 2015, the risk categories of loans were as follows (in thousands):

	December 31, 2016
	Pass	Special Mention	Substandard	Total
One- to four-family residential	$375,287	$206	$13,614	$389,107
Multifamily residential	92,460	--	--	92,460
Nonfarm nonresidential	473,343	314	21,516	495,173
Farmland	92,131	--	1,887	94,018
Construction and land development	116,269	--	9,516	125,785
Commercial	317,069	--	6,027	323,096
Consumer	35,953	1	311	36,265
Total	$1,502,512	$521	$52,871	$1,555,904

	December 31, 2015
	Pass	Special Mention	Substandard	Total
One- to four-family residential	$384,193	$1,098	$15,745	$401,036
Multifamily residential	74,063	--	163	74,226
Nonfarm nonresidential	462,552	10	25,122	487,684
Farmland	91,665	1,095	1,475	94,235
Construction and land development	114,534	91	1,390	116,015
Commercial	240,209	501	5,594	246,304
Consumer	38,283	12	299	38,594
Total	$1,405,499	$2,807	$49,788	$1,458,094

As of December 31, 2016 and 2015, the Bank did not have any loans classified as doubtful or loss.

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

The following tables summarize TDRs as of December 31, 2016 and 2015: (dollars in thousands)

December 31, 2016	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$197	6	$315	8	$512
Nonfarm nonresidential	1	4,244	3	410	4	4,654
Farmland	--	--	1	250	1	250
Construction and land development	1	76	2	215	3	291
Commercial	1	287	--	--	1	287
Consumer	--	--	1	5	1	5

Total	5	$4,804	13	$1,195	18	$5,999

December 31, 2015	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$205	6	$450	8	$655
Nonfarm nonresidential	--	--	3	461	3	461
Farmland	--	--	1	250	1	250
Construction and land development	1	79	2	242	3	321
Commercial	--	--	1	21	1	21
Consumer	--	--	1	5	1	5

Total	3	$284	14	$1,429	17	$1,713

Loans receivable that were restructured as TDRs during the years ended December 31, 2016 and 2014 were as follows. No loans receivable were restructured as TDRs during the year ended December 31, 2015. (dollars in thousands)

	Year Ended December 31, 2016
		Balance	Balance at	Nature of Modification
	Number of Loans	Prior to TDR	December 31, 2016	Payment Term (1)
One- to four-family residential	1	$5	$2	$5
Nonfarm nonresidential	1	4,244	4,244	4,244
Commercial	2	323	288	323

Total	4	$4,572	$4,534	$4,572

	Year Ended December 31, 2014
		Balance	Balance at	Nature of Modification
	Number of Loans	Prior to TDR	December 31, 2014	Payment Term (1)	Other (2)
One- to four-family residential	1	$103	$95	$103	$--
Construction and land development	1	85	84	--	85
Consumer	1	11	10	11	--

Total	3	$199	$189	$114	$85

______________________

(1)	Concessions represent skipped payments/maturity date extensions, amortization term extensions or conversion from amortizing terms to interest only.
(2)	The borrower did not have the financial ability to refinance at another bank at renewal.

There were no loans receivable for which a payment default occurred during the years ended December 31, 2016, 2015 or 2014 that had been modified as a TDR within 12 months or less of the payment default.

As of December 31, 2016 and 2015, the Bank was not committed to lend additional funds to any customer whose loan was classified as a TDR.

6.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses ("ALLL") by portfolio segment for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	January 1, 2016	Provision (Reversals)	Charge-offs	Recoveries	December 31, 2016

One- to four-family residential	$3,870	$443	$(455)	$38	$3,896
Multifamily residential	665	298	(1)	--	962
Nonfarm nonresidential	3,599	(400)	--	11	3,210
Farmland	714	149	--	--	863
Construction and land development	1,456	273	--	62	1,791
Commercial	2,565	1,416	(83)	11	3,909
Consumer	166	558	(447)	83	360
Purchased credit impaired	1,515	(221)	(801)	100	593
Total	$14,550	$2,516	$(1,787)	$305	$15,584

	January 1, 2015	Provision (Reversals)	Charge-offs	Recoveries	December 31, 2015

One- to four-family residential	$4,488	$(77)	$(661)	$120	$3,870
Multifamily residential	791	(126)	--	--	665
Nonfarm nonresidential	4,243	(688)	(17)	61	3,599
Farmland	342	372	--	--	714
Construction and land development	1,023	279	(10)	164	1,456
Commercial	2,315	259	(32)	23	2,565
Consumer	101	301	(354)	118	166
Purchased credit impaired	357	1,477	(319)	--	1,515
Total	$13,660	$1,797	$(1,393)	$486	$14,550

	January 1, 2014	Provision (Reversals)	Charge-offs	Recoveries	December 31, 2014

One- to four-family residential	$4,549	$(35)	$(116)	$90	$4,488
Multifamily residential	1,001	(210)	--	--	791
Nonfarm nonresidential	4,271	72	(114)	14	4,243
Farmland	158	184	--	--	342
Construction and land development	1,383	8	(444)	76	1,023
Commercial	1,268	1,072	(29)	4	2,315
Consumer	81	140	(186)	66	101
Purchased credit impaired	--	357	--	--	357
Total	$12,711	$1,588	$(889)	$250	$13,660

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of December 31, 2016 and 2015 (in thousands):

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$74	$3,822	$277	$6,906	$379,487	$2,714
Multifamily residential	--	962	--	--	92,460	--
Nonfarm nonresidential	--	3,210	89	9,421	478,176	7,576
Farmland	--	863	--	783	93,182	53
Construction and land development	--	1,791	--	539	123,814	1,432
Commercial	488	3,421	227	4,358	318,182	556
Consumer	5	355	--	173	36,039	53
Total	$567	$14,424	$593	$22,180	$1,521,340	$12,384

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$83	$3,787	$381	$6,660	$391,187	$3,189
Multifamily residential	--	665	--	230	73,996	--
Nonfarm nonresidential	522	3,077	552	6,638	471,160	9,886
Farmland	112	602	--	972	93,193	70
Construction and land development	89	1,367	21	701	113,187	2,127
Commercial	250	2,315	561	4,235	241,057	1,012
Consumer	5	161	--	188	38,343	63
Total	$1,061	$11,974	$1,515	$19,624	$1,422,123	$16,347

Activity in the allowance for real estate losses was as follows for the years ended December 31 (in thousands):

	2016	2015	2014

Balance—beginning of year	$4,268	$6,575	$8,794

Provisions for estimated losses	311	47	1,513
Losses charged off	(4,120)	(2,354)	(3,732)

Balance—end of year	$459	$4,268	$6,575

7.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2016	2015

Loans	$5,846	$5,381
Investment securities	1,148	748
Deposits in banks	12	28

Total	$7,006	$6,157

8.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2016	2015

Land and land improvements	$10,896	$12,701
Buildings and improvements	48,059	53,742
Furniture and equipment	13,126	13,372
Automobiles and other	222	823

Total	72,303	80,638

Accumulated depreciation	(18,254)	(16,997)

Office properties and equipment—net	$54,049	$63,641

Depreciation expense for each of the years ended December 31, 2016, 2015 and 2014 was approximately $3.7 million, $3.3 million and $2.2 million, respectively.

At December 31, 2016, office properties held for sale included seven properties and an aircraft of which the Company is partial owner with aggregate carrying values totaling $5.3 million. Office properties held for sale are carried at the lower of carrying amount or fair value less estimated costs to sell. Impairment charges of $1.1 million were recognized for the year ended December 31, 2016. During the year ended December 31, 2016, three properties were sold resulting in a net gain of $1.0 million. Impairment charges and realized gains and losses on office properties held for sale are recorded in other noninterest expense in the consolidated statements of income.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2016, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

Years Ending December 31	Amount

2017	$836
2018	688
2019	617
2020	531
2021	476
2022 and thereafter	6,862

Total	$10,010

The leases contain options to extend for periods from one to twenty years. The cost of rentals in the renewal periods are not included above except for two leases where there are loans outstanding between the Bank and the lessors. Total future minimum lease payments for the initial term of these leases and applicable renewal periods reflected in the table total approximately $8.8 million. Total rent expense for the years ended December 31, 2016, 2015 and 2014 amounted to $874,000, $721,000 and $484,000, respectively.

The Company also leases certain of its banking premises to third parties under operating lease agreements. The following is a schedule by years of minimum future rentals receivable on noncancelable operating leases (in thousands):

Years Ending December 31	Amount

2017	$217
2018	87
2019	18
2020	6

Total	$328

The leases contain options to extend for periods up to five years. Such rentals are not included above. Total rental income for the years ended December 31, 2016, 2015 and 2014 amounted to $441,000, $435,000 and $285,000, respectively.

9.	GOODWILL AND CORE DEPOSIT INTANGIBLE - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. At December 31, 2016, goodwill consisted of $25.7 million related to the FNSC acquisition which is not deductible for tax purposes and $14.5 million related to the Metropolitan acquisition which is deductible for tax purposes. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. The Company performed its annual impairment test of goodwill in the fourth quarter with data as of September 30, 2016 and no impairment of the Company’s goodwill was indicated. The Company’s core deposit intangible is related to the core deposit premiums of First National, Heritage Bank and Metropolitan. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangible for the years ended December 31 were as follows (in thousands):

	2016	2015	2014

Balance—beginning of period	$11,374	$7,338	$--

FNSC acquisition	--	--	7,677
Metropolitan acquisition	--	4,760	--
Amortization expense	(1,021)	(724)	(339)

Balance—end of period	$10,353	$11,374	$7,338

The Company’s projected amortization expense is approximately $1.0 million in each of the years ending December 31, 2017 through 2021, and $5.2 million thereafter.

10.	DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2016	2015

Checking accounts	$724,137	$713,546
Money market accounts	206,388	220,589
Savings accounts	164,653	160,307
Certificates of deposit	548,902	513,241

Total	$1,644,080	$1,607,683

Overdrafts of checking accounts of $389,000 and $620,000 at December 31, 2016 and 2015, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of December 31, 2016 and 2015, the Bank had $37.1 million and $22.0 million of brokered deposits, respectively.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $298.3 million and $254.9 million at December 31, 2016 and 2015, respectively. The aggregate amount of time deposits in denominations of $250 thousand or more was approximately $120.4 million and $87.1 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, scheduled maturities of certificates of deposit were as follows (in thousands):

Years Ending December 31	Amount

2017	$363,338
2018	100,205
2019	40,595
2020	19,047
2021	17,497
2022 and thereafter	8,220

Total	$548,902

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2016	2015	2014

Interest bearing checking accounts	$856	$743	$468
Money market accounts	790	449	324
Savings and certificate accounts	4,966	4,217	3,795
Early withdrawal penalties	(97)	(70)	(49)

Total	$6,515	$5,339	$4,538

11.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Securities sold under agreements to repurchase totaled $19.1 million and $12.1 million at December 31, 2016 and 2015, respectively. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the consolidated statements of financial condition and are disclosed in Note 4. The fair value of the collateral pledged to a third party is monitored and additional collateral is pledged or returned, as deemed appropriate.

The remaining contractual maturity of securities sold under agreements to repurchase as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
Municipal securities	$3,318	$--	$--	$--	$3,318
Residential mortgage-backed securities	15,796	--	--	--	15,796
Total	$19,114	$--	$--	$--	$19,114

	December 31, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasuries and government agencies	$9,072	$--	$--	$--	$9,072
Residential mortgage-backed securities	3,003	--	--	--	3,003
Total	$12,075	$--	$--	$--	$12,075

At December 31, 2016, the Company and the Bank had unused credit lines allowing contingent access to overnight borrowings of up to $103.0 million on an unsecured basis.

12.	OTHER BORROWINGS

Other borrowings are summarized as follows at December 31 (in thousands):

	2016	2015

Federal Home Loan Bank advances with rates ranging from 0.42% to 5.57% maturing through July 1, 2027	$129,992	$53,518
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, interest payments due quarterly, maturing May 30, 2017	4,950	5,150
Term notes payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	17,062	13,712

Total	$152,004	$72,380

Federal Home Loan Bank. At December 31, 2016 and 2015, FHLB advances included $70.0 million and $28.2 million, respectively, of advances with original maturities of one year or less. The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and a blanket lien on substantially all remaining loans. Additionally, as of December 31, 2016, the Bank has FHLB letters of credit totaling $60.0 million, of which $35.0 million matures in the first quarter of 2017 and $25.0 million matures in the fourth quarter of 2017. The letters of credit were used to secure public deposits and certain other deposits as of December 31, 2016.

Notes Payable. The line of credit and notes payable to an unaffiliated bank are collateralized by 100% of the stock of the Bank. The loan agreement governing the line of credit and notes payable contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 65%, a maximum classified asset ratio of 50% and Tier 1 Leverage ratio of 8%. At December 31, 2016, the Company was in compliance with the applicable covenants imposed by the loan agreement.

At December 31, 2016, scheduled maturities of other borrowings were as follows (dollars in thousands):

	Weighted
	Average
Years Ending December 31	Rate	Amount

2017	0.79%	$77,523
2018	0.75	47,492
2019	2.49	19,446
2020	2.37	444
2021	2.12	621
2022 and thereafter	2.68	6,478

Total	1.08%	$152,004

13.      INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows at December 31 (in thousands):

	2016	2015	2014

Income tax provision (benefit):
Current:
Federal	$403	$252	$--
State	237	136	--
Total current	640	388	--

Deferred:
Federal	6,064	3,551	367
State	1,052	820	919
Valuation allowance	(897)	(120)	(21,856)
Total deferred	6,219	4,251	(20,570)

Total	$6,859	$4,639	$(20,570)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows at December 31 (dollars in thousands):

	2016		2015		2014

Taxes at statutory federal income tax rate	$8,504	35.0%	$5,324	35.0%	$1,270	34.0%
Increase (decrease) resulting from:
Graduated tax rates	(243)	(1.0)	(94)	(0.6)	--	--
State income tax—net of federal benefits	865	3.6	484	3.2	42	1.1
Valuation allowance—net	(897)	(3.7)	--	--	(21,060)	(563.7)
Earnings on life insurance policies	(549)	(2.3)	(515)	(3.4)	(388)	(10.4)
Nontaxable investments	(677)	(2.8)	(619)	(4.1)	(451)	(12.0)
Other—net	(144)	(0.6)	59	0.4	17	0.4

Total	$6,859	28.2%	$4,639	30.5%	$(20,570)	(550.6)%

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

The Company’s net deferred tax asset account was comprised of the following at December 31 (in thousands):

	2016	2015

Deferred tax assets:
Allowance for loan and lease losses	$8,278	$7,580
Discount on purchased loans	2,044	2,584
Real estate owned	263	1,743
Section 382 net operating loss carryforward	1,976	2,114
Net operating loss carryforward	1,346	7,710
Nonaccrual loan interest	1,471	1,266
Unrealized loss on securities available for sale	891	--
Other	1,923	1,365

Total deferred tax assets	18,192	24,362
Valuation allowance	--	(897)
Deferred tax asset, net of allowance	18,192	23,465

Deferred tax liabilities:
Office properties	(2,964)	(2,990)
Core deposit intangible	(2,293)	(2,562)
Unrealized gain on securities available for sale	--	(239)
Other	(1,316)	(961)

Total deferred tax liabilities	(6,573)	(6,752)

Net deferred tax asset	$11,619	$16,713

For the year ended December 31, 2016, the net deferred tax asset decreased by $5.1 million or 30.5% primarily as a result of a decrease in the net operating loss ("NOL") carryforward which was utilized to offset taxable income for the year ended December 31, 2016.

A financial institution may, for federal income tax purposes, carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, the Company had an $8.1 million NOL for federal income tax purposes that will be carried forward. The federal NOL carryforwards, if unused, expire in calendar year 2034. The $8.1 million federal NOL includes $5.8 million of Internal Revenue Code (“IRC or the “Code””) Section 382 NOL carryforwards that have an annual limit of $405,000 that can be utilized to offset taxable income. At December 31, 2016, the Company had a $13.2 million NOL for Arkansas state income tax purposes. The state NOL carryforwards, if unused, expire in calendar years 2018 through 2019.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined under Code Section 593(g)(2)(A)(ii). Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2016 or December 31, 2015. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

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

The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of income. The Company had no interest or penalties related to income tax matters during the years ended December 31, 2016, 2015 or 2014. The Company files consolidated income tax returns in the U.S. federal jurisdiction and the states of Arkansas and Missouri while Bear State Bank files in the state of Oklahoma. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2013 and forward.

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

A summary of the stock option activity in the Company’s 2011 Plan for the year ended December 31, 2016 is presented below:

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding— January 1, 2016	227,449	$6.68
Granted	--	$--
Exercised	(21,664)	$6.52
Forfeited	(4,111)	$6.06
Expired	(3,111)	$5.35

Outstanding—December 31, 2016	198,563	$6.73
Exercisable—December 31, 2016	184,674	$6.62

The weighted average remaining contractual life of the outstanding options was 2.0 years and the aggregate intrinsic value of the options was approximately $679,000 at December 31, 2016. The weighted average remaining contractual life of options exercisable was 2.0 years and the aggregate intrinsic value of those options was approximately $652,000 at December 31, 2016.

As of December 31, 2016, there was $33,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 0.8 years. Compensation expense attributable to option awards totaled approximately $108,000, $148,000 and $149,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to five years.

A summary of the restricted stock unit activity in the Company’s 2011 Plan for the year ended December 31, 2016 is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding— January 1, 2016	273,316	$8.37
Granted	85,337	$8.54
Vested	(90,906)	$8.45
Forfeited	(5,078)	$7.73

Outstanding—December 31, 2016	262,669	$8.41

As of December 31, 2016, there was $1.3 million of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 1.9 years. Compensation expense attributable to awards of RSUs totaled approximately $1.1 million, $642,000 and $329,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Performance Awards. In January 2016, the Compensation Committee of the Company’s Board of Directors approved the grant of performance-based restricted stock units (“PSUs”) to certain members of executive and operational management under the 2011 Omnibus Incentive Plan for performance year 2016. PSUs are subject to the Company’s achievement of specified performance criteria for the year ended December 31, 2016. The value of the incentive can range from zero to 100% of the grantee’s base pay and will be paid 50% in cash and 50% in RSUs after the Compensation Committee has determined whether the performance goals have been achieved. The number of RSUs to be granted will be determined based on the dollar value of the award divided by the closing stock price on the date of grant following the performance period. The RSUs will vest 1/3 on the grant date and 1/3 on each of the next two anniversaries of the grant date. RSUs which have been granted pursuant to performance awards are reflected in the RSU table above. The Company began accruing estimated compensation cost as of the date of the Compensation Committee’s action, which was determined to be the service inception date. Compensation expense recognized for the year ended December 31, 2016 was not significant.

15.	EMPLOYEE BENEFIT PLANS

401(k) Plan — The Company has established a 401(k) Plan whereby substantially all employees may participate in the Plan. Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws. The Company matches the first 2% of employee contributions. Compensation expense attributable to matching contributions totaled approximately $398,000, $309,000 and $243,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The following table presents the funded status (market value of plan assets divided by funding target) as of July 1 for the respective years:

	2016(1)	2015(1)

Plan Funded Status per valuation report	109.34%	110.69%

(1)	Market value of plan assets reflects any contributions received through June 30, 2016.

Total contributions made to the Pentegra DB Plan by all participating employers, as reported on Form 5500, equal $163.1 million and $190.8 million for the plan years ending June 30, 2015 and June 30, 2014, respectively. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The Pentegra DB Plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Depending on the Pentegra DB Plan’s funded status, lump-sum distributions may have limitations. The Pentegra DB Plan was frozen effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra DB Plan and closing the Pentegra DB Plan to new participants as of that date. The Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan annually. Net pension expense was approximately $156,000, $138,000 and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and contributions to the Pentegra DB Plan totaled $162,000, $148,000 and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. If the Bank chooses to withdraw from the Pentegra DB Plan, the Bank may be required to pay a significant withdrawal liability.

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

	2016	2015	2014
Basic weighted average shares outstanding	37,629,975	34,526,622	28,410,579
Effect of dilutive securities	202,761	169,140	472,532
Diluted weighted average shares outstanding	37,832,736	34,695,762	28,883,111

The calculation of diluted securities for the year ended December 31, 2014 excluded antidilutive stock options representing 47,221 shares. There were no antidilutive securities for the years ended December 31, 2016 and 2015.

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

The funding period for construction loans is generally six to twenty-four months and commitments to originate mortgage loans held for sale are generally outstanding for no more than 60 days.

In the normal course of business, the Bank makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

●	the origination, purchase or sale of loans; and
●	the fulfillment of commitments under letters of credit, extensions of credit on lines of credit, construction loans, and under predetermined overdraft protection limits.

At December 31, 2016 and 2015, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below (in thousands).

	2016	2015

Commitments to extend or originate loans	$80,265	$44,153
Rate lock agreements with customers	14,079	10,893
Funded mortgage loans committed to sell	8,954	7,326
Unadvanced portion of construction loans	75,365	50,109
Unused lines of credit	132,796	131,940
Revolving credit card unused credit*	--	5,414
Standby letters of credit	2,870	3,220
Overdraft protection limits	16,585	20,426

* Note that the Bank sold its credit card portfolio during the second quarter of 2016.

Total unfunded commitments to originate loans for sale and the related commitments to sell of $1.8 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2016.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2016, overdrafts of accounts with Bounce Protection™ represented usage of 2.3% of the limit.

At December 31, 2016, the Company had no interests in non-consolidated special purpose entities.

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2016 and December 31, 2015, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the years ended December 31, 2016 and 2015.

The following table presents major categories of assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Available for sale investment securities:
U.S. Treasuries and government agencies	$5,631	$--	$5,631	$--
Municipal securities	87,050	--	87,050	--
Residential mortgage-backed securities	95,795	--	95,795	--
Total	$188,476	$--	$188,476	$--

December 31, 2015
Available for sale investment securities:
U.S. Treasuries and government agencies	$49,500	$--	$49,500	$--
Municipal securities	63,933	--	63,933	--
Residential mortgage-backed securities	85,152	--	85,152	--
Total	$198,585	$--	$198,585	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The majority of the Bank’s impaired loans at December 31, 2016 and 2015 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs and adjustments to the ALLL.

Real Estate Owned, net

Real Estate Owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the years ended December 31, 2016, 2015 and 2014 were $311,000, $47,000 and $1.5 million, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the years ended December 31, 2016 and 2015 (in thousands). The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the year with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Impaired loans	$7,105	$--	$--	$7,105
REO, net	963	--	--	963

December 31, 2015
Impaired loans	$7,909	$--	$--	$7,909
REO, net	569	--	--	569

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	December 31, 2016		December 31, 2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$78,789	$78,789	$52,131	$52,131
Federal funds sold	--	--	18	18
Level 2 inputs:
Held to maturity securities	26,977	25,090	--	--
Interest-bearing time deposits in banks	4,571	4,572	10,930	11,016
Other investment securities	13,759	13,759	9,563	9,563
Loans held for sale	8,954	8,954	7,326	7,326
Cash surrender value of life insurance	57,267	57,267	52,602	52,602
Accrued interest receivable	7,006	7,006	6,157	6,157
Level 3 inputs:
Loans receivable—net	1,540,805	1,551,099	1,444,102	1,462,669

FINANCIAL LIABILITIES:
Level 1 inputs:
Short term borrowings	19,114	19,114	12,075	12,075
Level 2 inputs:
Checking, money market and savings accounts	1,095,178	1,095,178	1,094,442	1,094,442
Other borrowings	152,004	151,605	72,380	73,335
Accrued interest payable	314	314	292	292
Level 3 inputs:
Certificates of deposit	548,902	548,520	513,241	512,430

For cash and cash equivalents and federal funds sold, the carrying amount approximates fair value (level 1). For investments held to maturity, the fair values are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. For other investment securities, loans held for sale, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to other investment securities, the ability to sell the stock back to the issuer at cost (level 2). Interest bearing time deposits in banks were valued using discounted cash flows based on current rates for similar types of deposits (level 2). Fair values of impaired loans are estimated as described in Note 18. Non-impaired loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans (level 3).

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2016 and 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and the Bank as of December 31, 2016 are presented in the following table:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes*		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Adjusted Average Assets
Consolidated	$186,604	9.47%	$78,840	4.00%	N/A	N/A
Bear State Bank	204,319	10.38%	78,710	4.00%	$98,388	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$186,604	11.04%	$76,084	4.50%	N/A	N/A
Bear State Bank	204,319	12.10%	76,017	4.50%	$109,802	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$186,604	11.04%	$101,445	6.00%	N/A	N/A
Bear State Bank	204,319	12.10%	101,355	6.00%	$135,141	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$202,188	11.96%	$135,261	8.00%	N/A	N/A
Bear State Bank	219,903	13.02%	135,141	8.00%	$168,926	10.00%

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

Dividends. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions. In addition, the Bank is subject to limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. ASBD regulations specify that the maximum dividend state banks may pay to the parent company in any calendar year without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the FRB, the maximum dividend that may be paid without prior approval by the FRB is the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  At December 31, 2016, the Bank had approximately $10.5 million available for payment of dividends to the Company without prior regulatory approval from the ASBD and approximately $13.9 million available for payment of dividends to the Company without prior regulatory approval from the FRB.

The principal source of the Company’s revenues is dividends from the Bank. Our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank.

Repurchase Program. During the year ended December 31, 2016, the Company repurchased 5,114 shares of its common stock for an average purchase price of $8.50 under a share repurchase program that was initially approved by the Board of Directors on March 13, 2015 and most recently amended on April 20, 2016, whereby the Company is authorized to repurchase up to $2 million of its common stock (the “Repurchase Program”). As of December 31, 2016, the Company had $2.0 million of remaining capacity under the Repurchase Program.

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

In the normal course of business, the Bank has made loans to its directors and officers, including their immediate families, and their related business interests. In accordance with the Bank’s policies, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of loans outstanding to directors and officers, their immediate families, and their related business interests was approximately $6.8 million and $13.8 million at December 31, 2016 and 2015, respectively and unused lines of credit available to such persons totaled $241,000 and $3.0 million at December 31, 2016 and 2015, respectively. Deposits from related parties held by the Bank at December 31, 2016 and 2015 amounted to $16.9 million and $35.5 million, respectively.

For the years ended December 31, 2016 and 2015, the Company paid $160,000 and $167,000, respectively, to related parties under the terms of an aircraft time-sharing agreement and service agreements.

In 2014, the Company and its Chairman entered into an aircraft purchase agreement whereby the Company acquired a 75% undivided interest and Mr. Massey acquired a 25% undivided interest in an airplane acquired at a cost of $775,000.  The Company’s share is recorded in office properties and equipment held for sale on the consolidated statement of financial condition and had a net book value of $459,000 at December 31, 2016.  The Company and Mr. Massey also entered into an agreement pursuant to which the parties agreed to apportion the fixed costs of the aircraft on a pro rata basis with each party agreeing to pay its own variable costs associated with the use of the aircraft. Variable costs attributable to Mr. Massey's use of the aircraft in connection with Company business, and not in connection with his personal use of the aircraft, were paid by the Company.

23.	SUBSEQUENT EVENTS

On January 18, 2017, the Company announced that its Board of Directors authorized a $0.03 per share cash dividend to shareholders of record at the close of business on February 1, 2017 payable on February 15, 2017.

On January 20, 2017, the Company paid down the outstanding balance of $5.0 million related to its line of credit. The available credit line remains $14.75 million. On January 20, 2017 and March 1, 2017, the Company also paid a total of $3.1 million towards reducing the principal balance of the term notes due May 2019.

The aircraft recorded in office properties and equipment held for sale with a net book value of $459,000 was sold in February 2017 for $575,000 resulting in a loss to the Company of $28,000.

24.	PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2016 and 2015, and condensed statements of income and comprehensive income and of cash flows for each of the three years in the period ended December 31, 2016, for Bear State Financial, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

BEAR STATE FINANCIAL, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2016 AND 2015
(In thousands)

	2016	2015
ASSETS
Cash and cash equivalents (deposits in subsidiary Banks)	$175	$118
Office properties and equipment, net	581	668
Deferred tax asset, net	1,552	2,907
Investment in Banks	250,211	237,418
Due from Bank	3,169	1,143
Other assets	289	258

TOTAL	$255,977	$242,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other borrowings	$22,012	$18,862
Accrued expenses and other liabilities	538	493
Stockholders’ equity	233,427	223,157

TOTAL	$255,977	$242,512

BEAR STATE FINANCIAL, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)

	2016	2015	2014

INCOME:
Dividend from the Bank	$5,000	$12,100	$26,500
Other income	73	--	--
Management fees	2,965	3,451	2,277

Total income	8,038	15,551	28,777

EXPENSES:
Interest expense	649	407	210
Salaries and employee benefits	3,320	2,383	4,250
Net occupancy expense	226	198	97
Data processing	9	1,291	3,166
Professional fees	785	627	512
Advertising	47	359	531
Other operating expenses	941	1,585	1,273

Total expenses	5,977	6,850	10,039

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARIES	2,061	8,701	18,738

INCOME TAX BENEFIT	(1,133)	(1,174)	(3,938)

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARIES	3,194	9,875	22,676

EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARIES	14,265	699	1,630

NET INCOME	$17,459	$10,574	$24,306

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period	(2,933)	(290)	1,434
Less: reclassification adjustments for realized gain included in net income	(19)	(20)	(31)
Other comprehensive income (loss), before tax effect	(2,952)	(310)	1,403
Tax effect	1,130	119	(359)
Other comprehensive income (loss)	(1,822)	(191)	1,044

COMPREHENSIVE INCOME	$15,637	$10,383	$25,350

BEAR STATE FINANCIAL, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)

	2016	2015	2014

OPERATING ACTIVITIES:
Net income	$17,459	$10,574	$24,306
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Bank	(14,265)	(699)	(1,630)
Deferred tax benefit	(164)	(1,174)	(1,414)
Deferred tax valuation allowance	--	--	(913)
Depreciation	95	118	71
Stock compensation expense	639	539	126
Changes in operating assets and liabilities:
Other assets	(543)	247	(2,872)
Accrued expenses and other liabilities	45	87	2,005

Net cash provided by operating activities	3,266	9,692	19,679

INVESTING ACTIVITIES:
Purchases of office properties and equipment	(8)	(48)	(942)
Merger consideration paid	--	(10,100)	(50,000)
Investment in Bank	--	--	(11,001)

Net cash used in investing activities	(8)	(10,148)	(61,943)

FINANCING ACTIVITIES:
Proceeds from other borrowings	4,800	1,850	18,163
Repayments of other borrowings	(1,650)	(1,151)	--
Proceeds from private placement	--	--	20,000
Proceeds from exercise of warrants	--	--	3,590
Proceeds from exercise of stock options	141	37	24
Repurchase of common stock	(3,672)	(256)	(5)
Dividends distributed	(2,820)	--	--
Payment for fractional shares, stock dividend	--	--	(7)

Net cash provided by (used in) financing activities	(3,201)	480	41,765

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57	24	(499)

CASH AND CASH EQUIVALENTS:
Beginning of period	118	94	593

End of period	$175	$118	$94

******

BEAR STATE FINANCIAL, INC.

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2016	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$19,212	$18,849	$18,535	$18,790
Interest expense	2,105	2,014	1,935	1,864
Net interest income	17,107	16,835	16,600	16,926
Provision for loan losses	851	643	533	489
Net interest income after provision for loan losses	16,256	16,192	16,067	16,437
Net gain on sales and calls of investment securities	--	21	--	(2)
Noninterest income	4,394	4,312	4,311	3,675
Noninterest expense	13,625	13,400	14,989	15,331
Income before income taxes	7,025	7,125	5,389	4,779
Income tax provision	2,192	2,384	847	1,436
Net income	$4,833	$4,741	$4,542	$3,343

Earnings per share:
Basic	$0.13	$0.13	$0.12	$0.09
Diluted	$0.13	$0.13	$0.12	$0.09

Selected Ratios (Annualized):
Net interest margin	3.75%	3.78%	3.86%	4.03%
Return on average assets	0.95	0.95	0.94	0.71
Return on average equity	8.18	8.12	8.04	6.04

YEAR ENDED DECEMBER 31, 2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$19,468	$13,749	$13,523	$14,106
Interest expense	1,744	1,529	1,563	1,528
Net interest income	17,724	12,220	11,960	12,578
Provision for loan losses	866	331	300	300
Net interest income after provision for loan losses	16,858	11,889	11,660	12,278
Net gain on sales and calls of investment securities	(68)	--	--	88
Noninterest income	3,789	3,318	3,397	3,023
Noninterest expense	17,044	10,465	11,273	12,237
Income before income taxes	3,535	4,742	3,784	3,152
Income tax provision	972	1,529	1,253	885
Net income	$2,563	$3,213	$2,531	$2,267

Earnings per share(1):
Basic	$0.07	$0.10	$0.08	$0.07
Diluted	$0.07	$0.10	$0.08	$0.07

Selected Ratios (Annualized):
Net interest margin	4.14%	3.74%	3.71%	3.85%
Return on average assets	0.53	0.88	0.69	0.60
Return on average equity	4.60	7.23	5.78	5.25

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2016
Basic weighted - average shares	37,615,991	37,595,454	37,568,274	37,740,714
Effect of dilutive securities	217,133	211,965	204,685	174,789
Diluted weighted - average shares	37,833,124	37,807,419	37,772,959	37,915,503

YEAR ENDED DECEMBER 31, 2015
Basic weighted - average shares	37,962,801	33,358,376	33,375,753	33,371,946
Effect of dilutive securities	210,433	138,922	145,737	179,830
Diluted weighted - average shares	38,173,234	33,497,298	33,521,490	33,551,776

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

The Company’s management, including the Company’s Principal Executive Officer and the Principal Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is included in the sections titled “Election of Directors,” “Information Regarding the Board and its Committees,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees and Meetings of the Board of Directors of the Company” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act, for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), and that information is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the section titled “Executive Compensation” in the 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain portions of the information required by this item are incorporated herein by reference from the section titled “Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management and Related Shareholder Matters” in the 2017 Proxy Statement.

Equity-Based Compensation Plans

The following table contains information regarding shares of our common stock that may be issued upon the exercise of stock awards under our existing equity compensation plans as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity Compensation Plans Approved by Stockholders	461,232	(1)	$6.73	1,502,814

Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	461,232		$6.73	1,502,814

(1)

As of December 31, 2016, there were 198,563 shares of our common stock issuable upon the exercise of options granted under the Bear State Financial, Inc. 2011 Omnibus Incentive Plan, which was approved by stockholders in 2011 (the “2011 Plan”). The weighted average exercise price of those outstanding options was $6.73. At December 31, 2016, there were 262,669 shares of our common stock issuable upon vesting of restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the section titled “Transactions with Certain Related Persons” and “Election of Directors” in the 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the section titled “Accounting Fees and Services” in the 2017 Proxy Statement.

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
10.4†

Amendment No. 1 to the Bear State Financial, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August, 5, 2016).

10.5†

Form of Notice of Performance-Based Restricted Stock Grant, including Form of Performance-Based Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016).

10.6†

Form of Notice of Restricted Stock Grant, including Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016).

10.7†

Form of Notice of Stock Option Grant, including Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016).

10.8†

Form of Notice of Restricted Stock Unit Grant, including Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016).

10.9

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

10.12†

Employment Agreement, dated October 1, 2015, by and between the Company, Bear State Bank, N.A. and Mark McFatridge (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on October 1, 2015).

10.13†

Separation Agreement by and among the Company, Bear State Bank and Mark McFatridge (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2017).

10.14†*	Amended Change in Control Severance Agreement, originally effective November 18, 2015, amended effective February 15, 2017, by and among the Company, Bear State Bank and Tom Fritsche.
10.15†*	Amended Change in Control Severance Agreement, originally effective November 17, 2015, amended effective February 15, 2017, by and among the Company, Bear State Bank, and Matt Machen.
10.16†*	Amended Change in Control Severance Agreement, originally effective May 1, 2016, amended effective February 15, 2017, by and among the Company, Bear State Bank and Sherri Billings.
10.17†*	Change in Control Severance Agreement, effective February 15, 2017, by and among the Company, Bear State Bank and Yurik Paroubek.
10.18†*	Change in Control Severance Agreement, effective February 15, 2017, by and among the Company, Bear State Bank and Shelly Loftin.
10.19†*	Change in Control Severance Agreement, effective February 15, 2017, by and among the Company, Bear State Bank and Chad Rawls.
10.20†*	Change in Control Severance Agreement, effective February 15, 2017, by and among the Company, Bear State Bank and Donna Merriweather.
10.21†*	Change in Control Severance Agreement, effective February 15, 2017, by and among the Company, Bear State Bank and Paul Lowe.
21.0*	Subsidiaries of the Registrant
23.0*	Consent of BKD LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Section 906 Certification of the PEO
32.2**	Section 906 Certification of the PFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

† Management contract or compensatory plan or arrangement

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR STATE FINANCIAL, INC.

By:	/s/ Matt Machen
Matt Machen
President and Chief Executive Officer
March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matt Machen	March 10, 2017
Matt Machen President, Chief Executive Officer and Director

/s/ Sherri Billings	March 10, 2017
Sherri Billings Senior Executive Vice President and Chief Financial Officer

/s/ Jeri Pritchett	March 10, 2017
Jeri Pritchett Executive Vice President and Chief Accounting Officer

/s/ Richard N Massey	March 10, 2017
Richard N. Massey Chairman

/s/ William Changose	March 10, 2017
William Changose Director

/s/ K. Aaron Clark	March 10, 2017
K. Aaron Clark Director

/s/ Frank Conner	March 10, 2017
Frank Conner Director

/s/ Brock Gearhart	March 10, 2017
Brock Gearhart Director

/s/ John J. Ghirardelli	March 10, 2017
John J. Ghirardelli Director

/s/ Ian Vaughan	March 10, 2017
Ian Vaughan Director