Form 10-Q
period 2017-03-31
BEAR STATE FINANCIAL, INC.
filed 2017-05-05
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐
(Do not check if a smaller
reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 28, 2017, there were issued and outstanding 37,689,939 shares of the Registrant's Common Stock, par value $.01 per share.

BEAR STATE FINANCIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$87,815	$78,789
Interest-bearing time deposits in banks	4,324	4,571
Available for sale securities, at fair value	208,035	188,476
Held to maturity securities, at amortized cost (fair value of $40,681 and $25,090, respectively)	42,458	26,977
Other investment securities, at cost	18,488	13,759
Loans receivable, net of allowance of $16,821 and $15,584, respectively	1,620,984	1,540,805
Loans held for sale	4,735	8,954
Accrued interest receivable	7,248	7,006
Real estate owned, net	1,182	1,945
Office properties and equipment, net	52,539	54,049
Office properties and equipment held for sale	5,597	5,337
Cash surrender value of life insurance	57,676	57,267
Goodwill	40,196	40,196
Core deposit intangibles, net	10,098	10,353
Deferred tax asset, net	9,179	11,619
Prepaid expenses and other assets	3,487	3,072

TOTAL	$2,174,041	$2,053,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest bearing deposits	$221,891	$223,038
Interest bearing deposits	1,447,175	1,421,042
Total deposits	1,669,066	1,644,080
Securities sold under agreement to repurchase and federal funds purchased	17,831	19,114
Other borrowings	238,578	152,004
Other liabilities	10,654	4,550

Total liabilities	1,936,129	1,819,748

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—5,000,000 shares authorized; none issued at March 31, 2017 or December 31, 2016	--	--
Common stock, $0.01 par value—100,000,000 shares authorized; 37,689,939 and 37,618,597 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	377	376
Additional paid-in capital	209,623	209,274
Accumulated other comprehensive loss	(1,088)	(1,436)
Retained earnings	29,000	25,213

Total stockholders’ equity	237,912	233,427

TOTAL	$2,174,041	$2,053,175

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016
INTEREST INCOME:
Loans receivable	$19,479	$17,685
Investment securities:
Taxable	611	537
Nontaxable	883	485
Other	75	83
Total interest income	21,048	18,790

INTEREST EXPENSE:
Deposits	1,680	1,515
Other borrowings	534	349
Total interest expense	2,214	1,864

NET INTEREST INCOME	18,834	16,926

PROVISION FOR LOAN LOSSES	1,349	489

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,485	16,437

NONINTEREST INCOME:
Net gain (loss) on sales of investment securities	11	(2)
Deposit fee income	2,477	2,150
Earnings on life insurance policies	409	412
Gain on sales of loans	995	794
Other	284	319

Total noninterest income	4,176	3,673

NONINTEREST EXPENSES:
Salaries and employee benefits	8,083	8,250
Net occupancy expense	1,892	1,928
Real estate owned, net	(94)	28
FDIC insurance	251	308
Amortization of intangible assets	255	255
Data processing	1,368	1,433
Professional fees	606	609
Advertising and public relations	297	496
Postage and supplies	205	290
Other	1,581	1,734

Total noninterest expenses	14,444	15,331

INCOME BEFORE INCOME TAXES	7,217	4,779

INCOME TAX PROVISION	2,300	1,436

NET INCOME	$4,917	$3,343

Basic earnings per common share	$0.13	$0.09

Diluted earnings per common share	$0.13	$0.09

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Net income	$4,917	$3,343
Other comprehensive income:
Unrealized holding gains on investment securities arising during the period	576	1,040
Less: reclassification adjustments for realized loss (gain) included in net income	(11)	2
Other comprehensive income, before tax effect	565	1,042
Tax effect	(217)	(399)
Other comprehensive income	348	643
COMPREHENSIVE INCOME	$5,265	$3,986

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	In Capital	Income (Loss)	Earnings	Equity
BALANCE – January 1, 2017	37,618,597	$376	$209,274	$(1,436)	$25,213	$233,427

Net income	--	--	--	--	4,917	4,917
Other comprehensive income	--	--	--	348	--	348
Shares issued – restricted stock unit vesting, net of shares withheld for employee taxes	32,566	--	(175)	--	--	(175)
Shares issued – stock options exercised	38,776	1	210	--	--	211
Stock compensation	--	--	314	--	--	314
Dividends distributed - $0.03 per common share	--	--	--	--	(1,130)	(1,130)

BALANCE – March 31, 2017	37,689,939	$377	$209,623	$(1,088)	$29,000	$237,912

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

OPERATING ACTIVITIES:
Net income	$4,917	$3,343
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,349	489
Provision for real estate losses	18	8
Deferred tax provision	2,224	1,298
Net amortization of premiums on investment securities	434	228
Federal Home Loan Bank stock dividends	(17)	(6)
Loss (gain) on sales of fixed assets, net	24	(1)
Impairment on office properties held for sale	322	--
Gain on sales of real estate owned and repossessed assets, net	(157)	(46)
Loss (gain) on sales of investment securities, net	(11)	2
Originations of loans held for sale	(28,317)	(29,968)
Proceeds from sales of loans originated for sale	33,531	27,985
Gain on sales of loans originated to sell	(995)	(794)
Depreciation	944	938
Amortization of deferred loan costs, net	118	258
Accretion of purchased loans, net	(1,759)	(1,647)
Amortization of other intangible assets	255	255
Stock compensation	314	451
Earnings on life insurance policies	(409)	(412)
Changes in operating assets and liabilities:
Accrued interest receivable	(242)	230
Prepaid expenses and other assets	(421)	(23)
Other liabilities	1,104	1,015

Net cash provided by operating activities	13,226	3,603

INVESTING ACTIVITIES:
Net increase in federal funds sold	--	(498)
Redemptions of interest bearing time deposits in banks	247	249
Purchases of held to maturity (“HTM”) securities	(15,528)	--
Purchases of available for sale (“AFS”) securities	(23,894)	(2,897)
Proceeds from sales of AFS securities	1,886	8,089
Proceeds from maturities/calls/paydowns of AFS securities	7,638	9,062
Purchases of other investments	(4,712)	(2,910)
Redemptions of other investments	--	1,989
Net loan (disbursements) repayments	(78,823)	10,174
Loan participations purchased	(2,083)	(14,428)
Loan participations sold	853	6,265
Proceeds from sales of real estate owned and repossessed assets	1,073	783
Proceeds from sales of office properties and equipment	822	1
Purchases of office properties and equipment	(862)	(547)
Purchases of bank owned life insurance	--	(3,000)

Net cash provided by (used in) investing activities	(113,383)	12,332

		(Continued)

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
FINANCING ACTIVITIES:
Net increase in deposits	$24,986	$3,035
Proceeds from long term Federal Home Loan Bank (“FHLB”) advances	85,223	--
Repayment of long term FHLB advances	(143)	(140)
Net change in short term FHLB advances	10,000	(3,200)
Proceeds from other borrowings	--	4,200
Repayment of other borrowings	(8,506)	(381)
Net decrease in securities sold under agreement to repurchase	(5,833)	(3,085)
Net increase in federal funds purchased	4,550	--
Proceeds from exercise of stock options	211	--
Shares withheld for payment of employee payroll taxes	(175)	(124)
Repurchase of common stock	--	(3,672)
Dividends distributed	(1,130)	--

Net cash provided by (used in) financing activities	109,183	(3,367)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,026	12,568

CASH AND CASH EQUIVALENTS:
Beginning of period	78,789	52,131

End of period	$87,815	$64,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,143	$1,800

Cash paid for income taxes	$100	$419

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$166	$223

Sales of real estate owned financed by the Bank	$--	$46

Investment securities purchased—not settled	$5,000	$--

Office properties transferred to office properties held for sale	$1,428	$--

See notes to unaudited condensed consolidated financial statements.	(Concluded)

BEAR STATE FINANCIAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank (the “Bank”), is a community oriented bank providing a broad line of financial products to individuals and business customers.  As of March 31, 2017, the Bank operates 44 branches and three loan production offices throughout Arkansas, Missouri and Southeast Oklahoma.

On October 1, 2015, the Company completed its acquisition of Metropolitan National Bank (“Metropolitan”) and on February 19, 2016, Metropolitan was merged into Bear State Bank. On June 28, 2016, Bear State Bank converted from a national bank to an Arkansas state-chartered bank.

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

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements of the Company and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, contained in the Company’s 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet of the Company as of December 31, 2016, included herein has been derived from the audited consolidated balance sheet of the Company as of that date.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU requires all excess income tax benefits and tax deficiencies on share based payment awards to be recognized in the income statement when the awards vest or are settled and likewise changes the calculation of assumed proceeds in applying the treasury stock method for calculating diluted earnings per share. It also allows an employer to make a policy election to account for forfeitures as they occur. The ASU also eliminates the guidance in Topic 718 that was indefinitely deferred. The Company adopted the amendments beginning January 1, 2017. The Company’s adoption of the ASU primarily resulted in a change in presentation in the statement of cash flows of employee taxes withheld in shares of Company stock from operating activities to financing activities. The other provisions either were not applicable or did not have a material impact on the Company’s financial statements. The Company’s stock based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies. However, the magnitude of any income tax benefits or deficiencies in the future will depend on the Company’s stock price at the dates awards vest or are settled.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU adds or clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows in an attempt to reduce the diversity of financial reporting. For public entities, ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company adopted the guidance as of January 1, 2017 and there was no impact on the Company’s financial statements at the date of adoption.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs. This amendment updates the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount and can continue to be amortized to maturity. ASU 2017-08 will be effective for the Company in the fiscal year beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including interim periods within those years. The Company has elected to early adopt ASU 2017-08 and the effect was not material.

Accounting Standards Not Yet Effective—

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The FASB also issued the following amendments to ASU No. 2014-09 to provide clarification on the guidance: ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.

In February 2017, the FASB issued ASU 2017-05 to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. Sales and partial sales of real estate assets will now be accounted for similar to all other sales of nonfinancial and in substance nonfinancial assets. The amendments in this ASU are effective at the same time as the amendments in ASU 2014-09. This ASU is to be adopted concurrently with ASU 2014-09.

The Company is currently evaluating the impact, if any, of the new revenue recognition ASUs on its financial position, results of operations and financial statement disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The objective of the ASU is to expand the simplification of the subsequent measurement of goodwill to include public business entities and not-for-profit entities. The simplification eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. For public companies that are U.S. Securities and Exchange Commission (SEC) filers, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from prior acquisitions and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During 2016, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis. For additional information regarding goodwill impairment testing, see Note 7.

3.	INVESTMENT SECURITIES

Investment securities consisted of the following as of the dates indicated (in thousands):

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$5,654	$2	$(31)	$5,625
Municipal securities	95,603	410	(1,395)	94,618
Residential mortgage-backed securities	103,541	374	(1,123)	102,792
Corporate debt securities	5,000	--	--	5,000

Total available for sale	$209,798	$786	$(2,549)	$208,035

Held to maturity
Municipal securities	$42,458	$35	$(1,812)	$40,681

Total held to maturity	$42,458	$35	$(1,812)	$40,681

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$5,657	$5	$(31)	$5,631
Municipal securities	88,276	343	(1,569)	87,050
Residential mortgage-backed securities	96,870	348	(1,423)	95,795

Total available for sale	$190,803	$696	$(3,023)	$188,476

Held to maturity
Municipal securities	$26,977	$16	$(1,903)	$25,090

Total held to maturity	$26,977	$16	$(1,903)	$25,090

The mortgage-backed portfolios at March 31, 2017 and December 31, 2016 were composed entirely of residential mortgage-backed securities issued or guaranteed by GNMA, FNMA or FHLMC.

The following tables summarize the gross unrealized losses and fair value of the Company's investments classified as available for sale and held to maturity with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$4,470	$31	$--	$--	$4,470	$31
Municipal securities	82,302	3,188	652	19	82,954	3,207
Residential mortgage-backed securities	76,684	1,123	--	--	76,684	1,123

Total	$163,456	$4,342	$652	$19	$164,108	$4,361

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$1,969	$31	$--	$--	$1,969	$31
Municipal securities	73,194	3,472	--	--	73,194	3,472
Residential mortgage-backed securities	78,725	1,423	--	--	78,725	1,423

Total	$153,888	$4,926	$--	$--	$153,888	$4,926

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

The Company has pledged investment securities with carrying values of approximately $137.2 million at March 31, 2017 and $140.6 million at December 31, 2016, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $13.3 million at March 31, 2017 and $19.1 million at December 31, 2016, for securities sold under agreements to repurchase.

The following table sets forth the amount (dollars in thousands) of investment securities that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at March 31, 2017. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	March 31, 2017
	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Rate	Amortized Cost	Fair Value	Weighted Average Rate

Within one year	$7,709	$7,715	1.57%	$--	$--	--
Due from one year to five years	18,845	18,922	2.30%	--	--	--
Due from five years to ten years	14,830	14,978	2.82%	6,583	6,531	2.20%
Due after ten years	64,873	63,628	3.10%	35,875	34,150	2.81%
	106,257	105,243	2.81%	42,458	40,681	2.72%
Residential mortgage-backed securities	103,541	102,792	2.35%	--	--	--
Total	$209,798	$208,035	2.58%	$42,458	$40,681	2.72%

As of March 31, 2017 and December 31, 2016, investment securities with an amortized cost totaling approximately $134.5 million and $93.8 million, respectively, have call options held by the issuer, of which approximately $26.8 million and $27.4 million, respectively, are or were callable within one year.

Sales of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016

Sales proceeds	$1,886	$8,089

Gross realized gains	$11	$98
Gross realized losses	--	(100)
Net gains (losses) on sales of investment securities	$11	$(2)

4.	LOANS RECEIVABLE

Loans receivable consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Real estate:
One- to four-family residential	$397,898	$389,107
Multifamily residential	95,934	92,460
Nonfarm nonresidential	508,954	495,173
Farmland	98,672	94,018
Construction and land development	129,078	125,785
Commercial	370,961	323,096
Consumer	36,100	36,265
Total loans receivable	1,637,597	1,555,904
Unearned discounts and net deferred loan costs	208	485
Allowance for loan and lease losses	(16,821)	(15,584)

Loans receivable—net	$1,620,984	$1,540,805

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

Loans sold with servicing retained are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at March 31, 2017 and December 31, 2016 were $13.5 million and $14.7 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the periods ended March 31, 2017 and 2016 was not significant.

As of March 31, 2017 and December 31, 2016, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $25.1 million and $26.4 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas and were pledged for outstanding advances or available for future advances. The Bank also pledged a significant portion of its remaining loans at March 31, 2017 under a blanket lien with the FHLB.

Purchased Loans – The Company evaluated $583.6 million of net loans ($595.1 million gross loans less $11.5 million discount) purchased in conjunction with the acquisition of First National Security Company (“FNSC”) in 2014 in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

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

	March 31, 2017	December 31, 2016	March 31, 2016
One- to four-family residential	$2,650	$2,714	$3,128
Nonfarm nonresidential	355	7,576	9,634
Farmland	49	53	66
Construction and land development	1,482	1,432	2,088
Commercial	547	556	1,005
Consumer	46	53	60
Total carrying value of PCI loans	$5,129	$12,384	$15,981
Outstanding principal balance of PCI loans	$7,808	$15,468	$19,917

The following table documents changes for the three months ended March 31, 2017 and 2016 to the amount of accretable yield on loans evaluated in accordance with the provisions of FASB ASC Topic 310-30 (in thousands).

	2017	2016
Balance at January 1	$890	$1,370
Accretion	(548)	(222)
Adjustments to accretable differences due to:
Reclassification from nonaccretable difference	1,263	343
Changes in expected cash flows that do not affect nonaccretable differences	(295)	(48)
Balance at March 31	$1,310	$1,443

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans are presented below (in thousands):

March 31, 2017	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$4,152	$2,700	$391,046	$397,898
Multifamily residential	--	119	95,815	95,934
Nonfarm nonresidential	4,587	1,156	503,211	508,954
Farmland	239	1,195	97,238	98,672
Construction and land development	98	426	128,554	129,078
Commercial	358	514	370,089	370,961
Consumer	252	109	35,739	36,100
Total	$9,686	$6,219	$1,621,692	$1,637,597

December 31, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$4,472	$2,750	$381,885	$389,107
Multifamily residential	119	--	92,341	92,460
Nonfarm nonresidential	1,651	1,317	492,205	495,173
Farmland	131	649	93,238	94,018
Construction and land development	20	522	125,243	125,785
Commercial	413	503	322,180	323,096
Consumer	422	81	35,762	36,265
Total	$7,228	$5,822	$1,542,854	$1,555,904

As of March 31, 2017 and December 31, 2016, there were $0.8 million of PCI loans acquired in the merger with FNSC that were 90 days or more past due and accruing. Restructured loans totaled $6.0 million as of March 31, 2017 and December 31, 2016 with $1.2 million of such restructured loans on nonaccrual status at March 31, 2017 and December 31, 2016.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

March 31, 2017	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$850	$2,256	$3,653	$6,759
Multifamily	--	119	--	119
Nonfarm nonresidential	344	968	3,896	5,208
Farmland	--	1,195	85	1,280
Construction and land development	--	351	88	439
Commercial	--	397	3,444	3,841
Consumer	50	109	52	211
Total	$1,244	$5,395	$11,218	$17,857

December 31, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,194	$2,332	$3,183	$6,709
Nonfarm nonresidential	94	1,156	3,927	5,177
Farmland	41	650	92	783
Construction and land development	13	450	--	463
Commercial	229	386	3,456	4,071
Consumer	39	78	56	173
Total	$1,610	$5,052	$10,714	$17,376

As of March 31, 2017 and December 31, 2016, there were $2.9 million and $1.0 million of loans in the process of foreclosure.

The following tables summarize information pertaining to impaired loans as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 (in thousands). The tables below do not include ASC 310-30 PCI loans which are disclosed separately above.

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$241	$225	$71	$244	$229	$74
Nonfarm nonresidential	--	--	--	--	--	--
Farmland	484	378	178	--	--	--
Construction and land development	--	--	--	--	--	--
Commercial	1,865	1,767	318	1,865	1,788	488
Consumer	5	5	5	5	5	5
	2,595	2,375	572	2,114	2,022	567

Impaired loans without a valuation allowance:
One- to four-family residential	8,825	6,729	--	8,704	6,677	--
Multifamily	119	119	--	--	--	--
Nonfarm nonresidential	11,107	9,452	--	11,022	9,421	--
Farmland	1,241	902	--	1,226	783	--
Construction and land development	718	513	--	728	539	--
Commercial	2,706	2,361	--	2,893	2,570	--
Consumer	224	206	--	184	168	--
	24,940	20,282	--	24,757	20,158	--
Total impaired loans	$27,535	$22,657	$572	$26,871	$22,180	$567

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$227	$2	$482	$2
Nonfarm nonresidential	--	--	1,558	--
Farmland	189	--	237	--
Construction and land development	--	--	189	--
Commercial	1,778	--	2,205	--
Consumer	5	--	5	--
	2,199	2	4,676	2

Impaired loans without a valuation allowance:
One- to four-family residential	6,704	--	6,806	--
Multifamily	60	--	160	--
Nonfarm nonresidential	9,436	--	4,461	--
Farmland	843	--	649	--
Construction and land development	526	1	637	1
Commercial	2,466	--	1,834	--
Consumer	187	--	219	--
	20,222	1	14,766	1
Total impaired loans	$22,421	$3	$19,442	$3

Interest based on original terms		$338		$304

Interest income recognized on a cash basis on impaired loans		$--		$--

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, the Bank categorizes loans into risk categories based on available and relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by assigning a credit risk rating to loans on at least an annual basis for non-homogeneous loans over $1.0 million. The Bank uses the following definitions for risk ratings:

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

Based on analyses performed at March 31, 2017 and December 31, 2016, the risk categories of loans are as follows (in thousands):

	March 31, 2017
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$384,535	$189	$13,174	$397,898
Multifamily residential	95,815	--	119	95,934
Nonfarm nonresidential	492,685	303	15,966	508,954
Farmland	96,310	--	2,362	98,672
Construction and land development	119,713	--	9,365	129,078
Commercial	364,915	--	6,046	370,961
Consumer	35,765	1	334	36,100
Total	$1,589,738	$493	$47,366	$1,637,597

	December 31, 2016
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$375,287	$206	$13,614	$389,107
Multifamily residential	92,460	--	--	92,460
Nonfarm nonresidential	473,343	314	21,516	495,173
Farmland	92,131	--	1,887	94,018
Construction and land development	116,269	--	9,516	125,785
Commercial	317,069	--	6,027	323,096
Consumer	35,953	1	311	36,265
Total	$1,502,512	$521	$52,871	$1,555,904

As of March 31, 2017 and December 31, 2016, the Bank did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of March 31, 2017 and December 31, 2016 (dollars in thousands):

March 31, 2017	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$195	6	$306	8	$501
Nonfarm nonresidential	1	4,244	3	396	4	4,640
Farmland	--	--	1	250	1	250
Construction and land development	1	74	2	206	3	280
Commercial	1	287	--	--	1	287
Consumer	--	--	1	5	1	5

Total	5	$4,800	13	$1,163	18	$5,963

December 31, 2016	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$197	6	$315	8	$512
Nonfarm nonresidential	1	4,244	3	410	4	4,654
Farmland	--	--	1	250	1	250
Construction and land development	1	76	2	215	3	291
Commercial	1	287	--	--	1	287
Consumer	--	--	1	5	1	5

Total	5	$4,804	13	$1,195	18	$5,999

No loans receivable were restructured as TDRs during the three months ended March 31, 2017 or 2016.

There were no loans receivable for which a payment default occurred during the three months ended March 31, 2017 or 2016 that had been modified as a TDR within 12 months or less of the payment default.

As of March 31, 2017 and December 31, 2016, the Bank was not committed to lend additional funds to any customer whose loan was classified as a TDR.

5.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three months ended March 31, 2017 and 2016 (in thousands):

	January 1, 2017	Provision (Reversals)	Charge-offs	Recoveries	March 31, 2017

One- to four-family residential	$3,896	$239	$(9)	$6	$4,132
Multifamily residential	962	90	--	--	1,052
Nonfarm nonresidential	3,210	245	--	--	3,455
Farmland	863	191	--	--	1,054
Construction and land development	1,791	130	--	1	1,922
Commercial	3,909	328	(11)	2	4,228
Consumer	360	127	(159)	56	384
Purchased credit impaired	593	(1)	(21)	23	594
Total	$15,584	$1,349	$(200)	$88	$16,821

	January 1, 2016	Provision (Reversals)	Charge-offs	Recoveries	March 31, 2016

One- to four-family residential	$3,870	$9	$(90)	$6	$3,795
Multifamily residential	665	123	(1)	--	787
Nonfarm nonresidential	3,599	(284)	(9)	--	3,306
Farmland	714	(49)	--	--	665
Construction and land development	1,456	57	--	58	1,571
Commercial	2,565	644	(67)	3	3,145
Consumer	166	71	(83)	22	176
Purchased credit impaired	1,515	(82)	(37)	25	1,421
Total	$14,550	$489	$(287)	$114	$14,866

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of March 31, 2017 and December 31, 2016 (in thousands):

	Allowance for Loan and Lease Losses			Loan Balances
March 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$71	$4,061	$359	$6,954	$388,294	$2,650
Multifamily residential	--	1,052	--	119	95,815	--
Nonfarm nonresidential	--	3,455	13	9,452	499,147	355
Farmland	178	876	--	1,280	97,343	49
Construction and land development	--	1,922	--	513	127,083	1,482
Commercial	318	3,910	222	4,128	366,286	547
Consumer	5	379	--	211	35,843	46
Total	$572	$15,655	$594	$22,657	$1,609,811	$5,129

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$74	$3,822	$277	$6,906	$379,487	$2,714
Multifamily residential	--	962	--	--	92,460	--
Nonfarm nonresidential	--	3,210	89	9,421	478,176	7,576
Farmland	--	863	--	783	93,182	53
Construction and land development	--	1,791	--	539	123,814	1,432
Commercial	488	3,421	227	4,358	318,182	556
Consumer	5	355	--	173	36,039	53
Total	$567	$14,424	$593	$22,180	$1,521,340	$12,384

A summary of the activity in the allowance for losses on real estate owned is as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016

Balance—beginning of period	$459	$4,268

Provisions for estimated losses	18	8
Losses charged off	(169)	(19)

Balance—end of period	$308	$4,257

6.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016

Land and land improvements	$10,492	$10,896
Buildings and improvements	46,810	48,059
Furniture and equipment	13,858	13,126
Automobiles and other	222	222

Total	71,382	72,303

Accumulated depreciation	(18,843)	(18,254)

Office properties and equipment—net	$52,539	$54,049

Depreciation expense for the three months ended March 31, 2017 and 2016 was approximately $944,000 and $938,000, respectively.

At March 31, 2017, office properties held for sale included ten properties with an aggregate carrying value totaling $5.6 million. Office properties held for sale are carried at the lower of carrying amount or fair value less estimated costs to sell. During the first quarter of 2017, two assets held for sale were sold at a net loss of $24,000. For the three months ended March 31, 2016, there were no assets held for sale. Impairment charges of $322,000 were recognized for the three months ended March 31, 2017 and none were recognized for the three months ended March 31, 2016. Impairment charges and realized gains and losses on office properties held for sale are recorded in other noninterest expense in the consolidated statements of income.

7.	GOODWILL AND CORE DEPOSIT INTANGIBLES - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. At March 31, 2017, goodwill consisted of $25.7 million related to the FNSC acquisition which is not deductible for tax purposes and $14.5 million related to the Metropolitan acquisition which is deductible for tax purposes. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. The Company performed its annual impairment test of goodwill in the fourth quarter of 2016 with data as of September 30, 2016 and no impairment of the Company’s goodwill was indicated. The Company’s core deposit intangible is related to the core deposit premiums of First National Bank of Hot Springs, Heritage Bank and Metropolitan. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangible for the three months ended March 31, 2017 and the year ended December 31, 2016, were as follows (in thousands):

	March 31, 2017	December 31, 2016

Balance—beginning of period	$10,353	$11,374

Amortization expense	(255)	(1,021)

Balance—end of period	$10,098	$10,353

The Company’s projected amortization expense for the remainder of 2017 is approximately $0.8 million and approximately $1.0 million in each of the years ending December 31, 2018 through 2022, and $4.3 million thereafter.

8.	DEPOSITS

Deposits as of March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016

Checking accounts	$728,702	$724,137
Money market accounts	201,119	206,388
Savings accounts	168,959	164,653
Certificates of deposit	570,286	548,902

Total	$1,669,066	$1,644,080

Overdrafts of checking accounts of $322,000 and $389,000 at March 31, 2017 and December 31, 2016, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of March 31, 2017 and December 31, 2016, the Bank had $79.5 million and $37.1 million, respectively, of brokered deposits.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $329.1 million and $298.3 million at March 31, 2017 and December 31, 2016, respectively. The aggregate amount of time deposits in denominations of $250 thousand or more was approximately $163.7 million and $120.4 million at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, scheduled maturities of certificates of deposit were as follows (in thousands):

Amount

Within one year	$401,496
One to two years	88,798
Two to three years	37,895
Three to four years	17,299
Four to five years	16,817
Over five years	7,981

Total	$570,286

9.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Securities sold under agreements to repurchase totaled $13.3 million and $19.1 million at March 31, 2017 and December 31, 2016, respectively. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received from Bank customers in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the consolidated statements of financial condition and are disclosed in Note 3. The fair value of the collateral pledged to a third party is monitored and additional collateral is pledged or returned, as deemed appropriate.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
Municipal securities	$1,970	$--	$--	$--	$1,970
Residential mortgage-backed securities	11,311	--	--	--	11,311
Total	$13,281	$--	$--	$--	$13,281

	December 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
Municipal securities	$3,318	$--	$--	$--	$3,318
Residential mortgage-backed securities	15,796	--	--	--	15,796
Total	$19,114	$--	$--	$--	$19,114

At March 31, 2017, the Company had $4.6 million in federal funds purchased under unsecured overnight credit lines totaling $103.0 million, $98.4 million of which was unused at March 31, 2017.

10.	OTHER BORROWINGS

Other borrowings are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016

Federal Home Loan Bank advances with rates ranging from 0.49% to 5.57% maturing through July 1, 2027	$225,072	$129,992
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month London Interbank Offered Rate (“LIBOR”), reset quarterly, interest payments due quarterly, maturing May 30, 2017	--	4,950
Term notes payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	13,506	17,062

Total	$238,578	$152,004

Federal Home Loan Bank. At March 31, 2017 and December 31, 2016, FHLB advances included $165.0 million and $70.0 million, respectively, of advances with original maturities of one year or less. The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family mortgage loans and a blanket lien on substantially all remaining loans. Additionally, as of March 31, 2017, the Bank has FHLB letters of credit totaling $60.0 million, of which $25.0 million matures in the fourth quarter of 2017 and $35.0 million matures in the first quarter of 2018. The letters of credit were used to secure public deposits and certain other deposits as of March 31, 2017 and December 31, 2016.

Notes Payable. The line of credit and notes payable to an unaffiliated bank are collateralized by 100% of the stock of the Bank. The loan agreement governing the line of credit and notes payable contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 65%, a maximum classified asset ratio of 50% and Tier 1 Leverage ratio of 8%. At March 31, 2017, the Company was in compliance with the applicable covenants imposed by the loan agreement.

At March 31, 2017, scheduled maturities of other borrowings were as follows (in thousands):

	Weighted
	Average
	Rate	Amount

Within one year	0.78%	$167,565
One to two years	0.86	47,482
Two to three years	2.41	15,901
Three to four years	2.38	456
Four to five years	2.13	630
Over five years	2.68	6,544

Total	0.97%	$238,578

11.	INCOME TAXES

The provisions for income taxes are summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016

Income tax provision:
Current:
Federal	$36	$76
State	40	62
Total current	76	138

Deferred:
Federal	1,863	1,111
State	361	187
Total deferred	2,224	1,298

Total	$2,300	$1,436

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2017		2016

Taxes at statutory federal income tax rate	$2,527	35.0%	$1,673	35.0%
Increase (decrease) resulting from:
Graduated tax rates	(72)	(1.0)	(48)	(1.0)
State income tax—net of federal benefits	254	3.5	163	3.4
Earnings on life insurance policies	(135)	(1.9)	(130)	(2.7)
Nontaxable investments	(219)	(3.0)	(146)	(3.1)
Other—net	(55)	(0.7)	(76)	(1.6)

Total	$2,300	31.9%	$1,436	30.0%

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

The Company’s temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016

Deferred tax assets:
Allowance for loan and lease losses	$6,440	$8,278
Discount on purchased loans	1,603	2,044
Real estate owned	202	263
Section 382 net operating loss carryforward	1,942	1,976
Net operating loss carryforward	974	1,346
Nonaccrual loan interest	1,531	1,471
Unrealized loss on securities available for sale	675	891
Other	1,776	1,923

Total deferred tax assets	15,143	18,192

Deferred tax liabilities:
Office properties	(2,626)	(2,964)
Core deposit intangibles	(2,226)	(2,293)
Prepaid expenses and other	(1,112)	(1,316)

Total deferred tax liabilities	(5,964)	(6,573)

Net deferred tax asset	$9,179	$11,619

A financial institution may, for federal income tax purposes, carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At March 31, 2017, the Company had a $7.0 million NOL for federal income tax purposes that will be carried forward. The federal NOL carryforwards, if unused, expire in calendar year 2034. The $7.0 million federal NOL includes $5.7 million of Internal Revenue Code (“IRC” or the “Code”) Section 382 NOL carryforwards that have an annual limit of $405,000 that can be utilized to offset taxable income. At March 31, 2017, the Company had a $12.5 million NOL for Arkansas state income tax purposes. The state NOL carryforwards, if unused, expire in calendar years 2018 through 2019.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined under Code Section 593(g)(2)(A)(ii). Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at March 31, 2017 or December 31, 2016. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

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

The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of income. The Company had no interest or penalties related to income tax matters during the periods ended March 31, 2017 or 2016. The Company files consolidated income tax returns in the U.S. federal jurisdiction and the states of Arkansas and Missouri while Bear State Bank files in the state of Oklahoma. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2013 and forward.

12.	STOCK BASED COMPENSATION

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

A summary of the stock option activity in the Company’s 2011 Plan for the three months ended March 31, 2017, is presented below. No options have been granted since 2012.

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2017	198,563	$6.73
Granted	--	$--
Exercised	38,776	$5.43
Forfeited	--	$--

Outstanding— March 31, 2017	159,787	$7.04
Exercisable— March 31, 2017	150,342	$6.93

The weighted average remaining contractual life of the outstanding options was 1.8 years and the aggregate intrinsic value of the options was approximately $377,000 at March 31, 2017. The weighted average remaining contractual life of options exercisable was 1.8 years and the aggregate intrinsic value of the exercisable options was approximately $371,000 at March 31, 2017.

As of March 31, 2017, there was $21,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 0.6 years. Compensation expense attributable to option awards totaled approximately $12,000 and $35,000 for the three month periods ended March 31, 2017 and 2016, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to five years.

A summary of the RSU activity in the Company’s 2011 Plan for the three months ended March 31, 2017, is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2017	262,669	$8.41
Granted	47,766	$10.09
Vested	(50,551)	$8.76
Forfeited	(4,613)	$8.47

Outstanding— March 31, 2017	255,271	$8.66

As of March 31, 2017, there was $1.4 million of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense attributable to awards of RSUs totaled approximately $302,000 and $415,000 for the three month periods ended March 31, 2017 and 2016, respectively.

Performance Awards. In January 2017, the Company’s Board of Directors approved the grant of performance-based restricted stock units (“PSUs”) to certain members of executive and operational management under the 2011 Plan for performance year 2017. PSUs are subject to the Company’s achievement of specified performance criteria for the year ended December 31, 2017. The value of the incentive can range from zero to 40% of the grantee’s base pay and will be paid 25% in cash and 75% in RSUs after the Compensation Committee or the Board has determined whether the performance goals have been achieved. The number of RSUs to be granted will be determined based on the dollar value of the award divided by the closing stock price on the date of grant following the performance period. The RSUs will vest 1/3 on the grant date and 1/3 on each of the next two anniversaries of the grant date. RSUs which have been granted pursuant to past performance awards are reflected in the RSU table above. The Company began accruing estimated compensation cost as of the date of the Board’s action, which was determined to be the service inception date. Compensation expense recognized for the three months ended March 31, 2017 and 2016 was not significant.

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

	Three Months Ended March 31,
	2017	2016
Basic weighted average shares outstanding	37,668,822	37,740,714
Effect of dilutive securities	211,200	174,789
Diluted weighted average shares outstanding	37,880,022	37,915,503

Antidilutive RSU shares for the three months ended March 31, 2017 totaling 14,577 were excluded from dilutive shares. There were no antidilutive shares for the three months ended March 31, 2016.

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2017 and December 31, 2016, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities and municipal bonds. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended March 31, 2017 or December 31, 2016. At March 31, 2017, corporate debt securities were categorized as Level 1 as such securities were valued based on purchase price as the securities had been traded but not yet settled.

The following table presents major categories of assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Available for sale investment securities:
U.S. Treasuries and government agencies	$5,625	$--	$5,625	$--
Municipal securities	94,618	--	94,618	--
Residential mortgage-backed securities	102,792	--	102,792	--
Corporate debt securities	5,000	5,000	--	--
Total	$208,035	$5,000	$203,035	$--

December 31, 2016
Available for sale investment securities:
U.S. Treasuries and government agencies	$5,631	$--	$5,631	$--
Municipal securities	87,050	--	87,050	--
Residential mortgage-backed securities	95,795	--	95,795	--
Total	$188,476	$--	$188,476	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The majority of the Bank’s impaired loans at March 31, 2017 and December 31, 2016 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs or adjustments to the ALLL.

Real Estate Owned, net

Real Estate Owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the three months ended March 31, 2017 and 2016 were $18,000, and $8,000, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016 (in thousands). The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the year with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Impaired loans	$2,396	$--	$--	$2,396
REO, net	321	--	--	321

December 31, 2016
Impaired loans	$7,105	$--	$--	$7,105
REO, net	963	--	--	963

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	March 31, 2017		December 31, 2016
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$87,815	$87,815	$78,789	$78,789
Level 2 inputs:
Held to maturity securities	42,458	40,681	26,977	25,090
Interest-bearing time deposits in banks	4,324	4,321	4,571	4,572
Other investment securities	18,488	18,488	13,759	13,759
Loans held for sale	4,735	4,735	8,954	8,954
Cash surrender value of life insurance	57,676	57,676	57,267	57,267
Accrued interest receivable	7,248	7,248	7,006	7,006
Level 3 inputs:
Loans receivable—net	1,620,984	1,627,983	1,540,805	1,551,099

FINANCIAL LIABILITIES:
Level 1 inputs:
Securities sold under agreement to repurchase	13,281	13,281	19,114	19,114
Federal funds purchased	4,550	4,550	--	--
Level 2 inputs:
Checking, money market and savings accounts	1,098,780	1,098,780	1,095,178	1,095,178
Other borrowings	238,578	238,146	152,004	151,605
Accrued interest payable	385	385	314	314
Level 3 inputs:
Certificates of deposit	570,286	569,494	548,902	548,520

For cash and cash equivalents, the carrying amount approximates fair value (level 1). For investments held to maturity, the fair values are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. For other investment securities, loans held for sale, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to other investment securities, the ability to sell the stock back to the issuer at cost (level 2). Interest bearing time deposits in banks were valued using discounted cash flows based on current rates for similar types of deposits (level 2). Fair values of impaired loans are estimated as described in Note 14. Non-impaired loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans (level 3).

For securities sold under agreements to repurchase and federal funds purchased, the carrying amount approximates fair value (level 1). The fair value of checking accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date (level 2). The fair value of fixed-maturity certificates of deposit is estimated using the discount rates currently offered by the Bank for deposits of similar terms (level 3). The fair value of other borrowings is estimated using the rates for borrowings of similar remaining maturities at the reporting date (level 2). For accrued interest payable the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments (level 2).

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking regulators. The Bank is a state chartered bank jointly supervised by the Arkansas State Bank Department (“ASBD”) and the Board of Governors of the Federal Reserve Bank (“FRB”). The FRB is the primary regulator for the Company. Failure to meet minimum regulatory capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Company’s or the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and the Bank as of March 31, 2017 and December 31, 2016 are presented in the following tables:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes*		Action Provisions
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Adjusted Average Assets
Consolidated	$189,624	9.27%	$81,807	4.00%	N/A	N/A
Bear State Bank	200,974	9.83%	81,766	4.00%	$102,208	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$189,624	10.58%	$80,620	4.50%	N/A	N/A
Bear State Bank	200,974	11.22%	80,581	4.50%	$116,395	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$189,624	10.58%	$107,493	6.00%	N/A	N/A
Bear State Bank	200,974	11.22%	107,441	6.00%	$143,255	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$206,445	11.52%	$143,324	8.00%	N/A	N/A
Bear State Bank	217,795	12.16%	143,255	8.00%	$179,069	10.00%

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes*		Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Adjusted Average Assets
Consolidated	$186,604	9.47%	$78,840	4.00%	N/A	N/A
Bear State Bank	204,319	10.38%	78,710	4.00%	$98,388	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$186,604	11.04%	$76,084	4.50%	N/A	N/A
Bear State Bank	204,319	12.10%	76,017	4.50%	$109,802	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$186,604	11.04%	$101,445	6.00%	N/A	N/A
Bear State Bank	204,319	12.10%	101,355	6.00%	$135,141	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$202,188	11.96%	$135,261	8.00%	N/A	N/A
Bear State Bank	219,903	13.02%	135,141	8.00%	$168,926	10.00%

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

Dividends. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions. In addition, the Bank is subject to limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. ASBD regulations specify that the maximum dividend state banks may pay to the parent company in any calendar year without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the FRB, the maximum dividend that may be paid without prior approval by the FRB is the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  At March 31, 2017, the Bank had approximately $19.5 million available for payment of dividends to the Company without prior regulatory approval from the ASBD and approximately $10.9 million available for payment of dividends to the Company without prior regulatory approval from the FRB.

The principal source of the Company’s revenues is dividends from the Bank. Our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank.

Repurchase Program. During the three months ended March 31, 2017, the Company did not repurchase any shares of its common stock. The Company’s share repurchase program was initially approved by the Board of Directors on March 13, 2015 and amended on April 20, 2016, whereby the Company is authorized to repurchase up to $2 million of its common stock (the “Repurchase Program”). As of March 31, 2017, the Company had $2 million remaining under the Repurchase Program.

17.	SUBSEQUENT EVENTS

On April 19, 2017, the Company announced that its Board of Directors authorized a $0.03 per share cash dividend to shareholders of record at the close of business on May 1, 2017 payable on May 15, 2017.

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

OVERVIEW

During the three months ended March 31, 2017 the Company:

●	Earned net income of $4.9 million, or $0.13 per diluted common share, compared to $3.3 million or $0.09 per diluted common share for the same period in 2016;
●	Increased net interest income 11% to $18.8 million compared to $16.9 million for the same period in 2016;
●	Improved the ratio of nonperforming assets to total assets to 0.87% at March 31, 2017 compared to 1.23% at March 31, 2016;
●	Improved its operating efficiency ratio to 63% compared to 74% for the same period in 2016; and
●

Improved the efficiency and cost-effectiveness of our operations by consolidating three retail branch locations and transitioning one limited service branch location to operate using personalized technology with Interactive ATMs (“ITMs”).

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for the first quarter of 2017 was $18.8 million compared to $16.9 million for the first quarter of 2016. The increase in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for the first quarter of 2017 was $21.0 million compared to $18.8 million for the same period in 2016. The increase in interest income for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to increases in the average balances of loans receivable and investment securities and an increase in the yield earned on investment securities.

Interest Expense.   Interest expense for the first quarter of 2017 was $2.2 million compared to $1.9 million for the same period in 2016. The increase in interest expense for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to an increase in the average balance of other borrowings and an increase in the average rate paid on deposit accounts, partially offset by a decrease in the average rate paid on borrowings.

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

	Three Months Ended March 31,
	2017 vs. 2016
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$1,776	$16	$2	$1,794
Investment securities	209	218	45	472
Other interest-earning assets	(11)	4	(1)	(8)
Total interest-earning assets	1,974	238	46	2,258

Interest expense:
Deposits	49	112	4	165
Other borrowings	413	(104)	(124)	185
Total interest-bearing liabilities	462	8	(120)	350
Net change in net interest income	$1,512	$230	$166	$1,908

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

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,607,892	$19,479	4.91%	$1,461,091	$17,685	4.91%
Investment securities(2)	248,355	1,494	2.44	206,258	1,022	2.01
Other interest-earning assets	30,566	75	1.00	35,568	83	0.95
Total interest-earning assets	1,886,813	21,048	4.52	1,702,917	18,790	4.47
Noninterest-earning assets	205,209			217,916
Total assets	$2,092,022			$1,920,833
Interest-bearing liabilities:
Deposits	$1,414,137	1,680	0.48	$1,369,759	1,515	0.45
Other borrowings	222,761	534	0.97	102,004	349	1.39
Total interest-bearing liabilities	1,636,898	2,214	0.55	1,471,763	1,864	0.51
Noninterest-bearing deposits	213,467			221,909
Noninterest-bearing liabilities	5,410			2,745
Total liabilities	1,855,775			1,696,417
Stockholders' equity	236,247			224,416
Total liabilities and stockholders' equity	$2,092,022			$1,920,833

Net interest income		$18,834			$16,926
Net earning assets	$249,915			$231,154
Interest rate spread			3.97%			3.96%
Net interest margin			4.05%			4.03%
Ratio of interest-earning assets to Interest-bearing liabilities			115.27%			115.71%

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

Management determined that provisions for loan losses of $1.3 million and $489,000 were required for the three months ended March 31, 2017 and 2016, respectively, to maintain the ALLL at an adequate level. Management determined the necessity of the provision and the amount thereof taking into consideration (i) loans originated by the Bank during the period, (ii) changes in the overall portfolio of nonperforming and classified loans of the Bank, (iii) the credit quality of the Bank’s loan portfolio, (iv) ALLL coverage of classified loans and (v) discount balance of acquired loans. The ALLL as a percentage of loans receivable was 1.03% at March 31, 2017 and 1.00% at December 31, 2016. The ALLL plus the discount on acquired loans as a percentage of total loans receivable gross of the acquired loan discount was 1.58% at March 31, 2017 compared to 1.68% at December 31, 2016. The ALLL as a percentage of nonaccrual loans was 94.20% at March 31, 2017 compared to 89.69% at December 31, 2016. The ALLL as a percentage of classified loans was 35.51% at March 31, 2017 compared to 29.48% at December 31, 2016. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A quarterly review is completed on purchased credit impaired (“PCI”) loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $4.2 million for the three months ended March 31, 2017 increased from $3.7 million for the same period in 2016. The increase in the three month comparison period was primarily due to increases in deposit fee income and gain on sales of loans. The increase in gain on sales of loans was primarily due to an increase in the volume of loans sold.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense and other operating expense. Total noninterest expense for the three months ended March 31, 2017 was $14.4 million, which was a decrease of $0.9 million or 5.8% from $15.3 million during the same period in 2016. The variances in certain noninterest expense items are further explained in the following paragraphs.

Salaries and Employee Benefits. Salaries and employee benefits decreased $167,000 for the three months ended March 31, 2017 compared to the same period in 2016. Salaries expense for the three months ended March 31, 2017 included $1.1 million of severance expense, primarily due to severance of $0.8 million accrued upon the departure of our former CEO in January 2017. The increase in salaries expense for the three months ended March 31, 2017 compared to the same period in 2016 was partially offset by a decrease in the average number of full time equivalent employees from 526 for the three months ended March 31, 2016 to 458 for the three months ended March 31, 2017. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended March 31,		Change
	2017	2016
Salaries	$6,528	$6,383	$145
Payroll taxes	602	680	(78)
Insurance	520	610	(90)
401(k) plan expenses	104	95	9
Other retirement plans	46	43	3
Stock compensation	282	437	(155)
Other	1	2	(1)
Total	$8,083	$8,250	$(167)

Advertising and Public Relations. The decrease in advertising and public relations expense of $0.2 million or 40% for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to expenses associated with the integration of Metropolitan in the first quarter of 2016.

Income Taxes. The provision for income taxes was $2.3 million, or an effective tax rate of 31.9%, for the three months ended March 31, 2017 compared to $1.4 million, or an effective tax rate of 30.0%, for the same period in 2016. Income tax provisions for the three months ended March 31, 2017 increased compared to the same period in 2016 as a result of increases in taxable income.

CHANGES IN FINANCIAL CONDITITION

Loans Receivable. Changes in loan composition between March 31, 2017 and December 31, 2016, are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase
	2017	2016	(Decrease)	% Change

One- to four-family residential	$397,898	$389,107	$8,791	2.3%
Multifamily residential	95,934	92,460	3,474	3.8
Nonfarm nonresidential	508,954	495,173	13,781	2.8
Farmland	98,672	94,018	4,654	5.0
Construction and land development	129,078	125,785	3,293	2.6
Total real estate loans	1,230,536	1,196,543	33,993	2.8

Commercial	370,961	323,096	47,865	14.8

Consumer	36,100	36,265	(165)	(0.5)

Total loans receivable	1,637,597	1,555,904	81,693	5.3
Unearned discounts and net deferred loan costs	208	485	(277)	(57.1)
Allowance for loan and lease losses	(16,821)	(15,584)	(1,237)	7.9

Loans receivable, net	$1,620,984	$1,540,805	$80,179	5.2%

Total loans receivable increased $81.7 million to $1.64 billion at March 31, 2017, compared to $1.56 billion at December 31, 2016. The change in the Bank’s loan portfolio was primarily due to an increase in commercial loans as a result of a greater emphasis on this line of business partially offset by loans paid off and principal payments made during the period.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated (dollars in thousands).

	March 31, 2017		December 31, 2016
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$6,759	0.31%	$6,709	0.33%	$50
Multifamily	119	0.01%	--	--	119
Nonfarm nonresidential	5,208	0.23%	5,177	0.25%	31
Farmland	1,280	0.06%	783	0.04%	497
Construction and land development	439	0.02%	463	0.02%	(24)
Commercial	3,841	0.18%	4,071	0.20%	(230)
Consumer	211	0.01%	173	0.01%	38

Total nonaccrual loans	17,857	0.82%	17,376	0.85%	481

Accruing loans 90 days or more past due	--	--	--	--	--

Real estate owned, net	1,182	0.05%	1,945	0.09%	(763)

Total nonperforming assets	19,039	0.87%	19,321	0.94%	(282)
Performing restructured loans	4,800	0.22%	4,804	0.23%	(4)

Total nonperforming assets and performing restructured loans (1)	$23,839	1.09%	$24,125	1.17%	$(286)

(1)

The table does not include substandard loans which were judged not to be impaired totaling $24.7 million at March 31, 2017 and $30.7 million at December 31, 2016 or acquired ASC 310-30 purchased credit impaired loans which are considered performing.

(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	March 31, 2017		December 31, 2016		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$3,271	18.3%	$1,442	8.3%	$1,829	10.0%
Over 90 days past due	2,299	12.9	5,784	33.3	(3,485)	(20.4)
30-89 days past due	926	5.2	1,027	5.9	(101)	(0.7)
Not past due	11,361	63.6	9,123	52.5	2,238	11.1
	$17,857	100.0%	$17,376	100.0%	$481	--

The following table presents nonaccrual loan activity for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016

Balance of nonaccrual loans—beginning of period	$17,376	$19,340
Loans added to nonaccrual status	1,427	3,524
Net cash payments	(723)	(1,567)
Loans returned to accrual status	(106)	(453)
Charge-offs to the ALLL	(21)	(191)
Transfers to REO	(96)	(245)

Balance of nonaccrual loans—end of period	$17,857	$20,408

Real Estate Owned. Changes in the composition of real estate owned during the quarter ended March 31, 2017 are presented in the following table (dollars in thousands).

	January 1, 2017	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain	March 31, 2017
One- to four-family residential	$904	$153	$(15)	$(709)	$97	$430
Land	368	--	--	(5)	--	363
Nonfarm nonresidential	673	--	(3)	(342)	61	389
Total	$1,945	$153	$(18)	$(1,056)	$158	$1,182

(1)	No loans were made by the Bank to facilitate the sale of real estate owned during the period.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of March 31, 2017 and December 31, 2016, the Bank did not have any assets classified as doubtful or loss.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Nonaccrual loans	$17,857	$17,376	$20,408
Accruing classified loans	29,509	35,495	31,507
Classified loans	47,366	52,871	51,915
Real estate owned	1,182	1,945	3,164

Total classified assets	$48,548	$54,816	$55,079
Texas Ratio (1)	8.7%	8.8%	11.4%
Classified Assets Ratio (2)	22.3%	24.9%	26.7%

(1)	Defined as the ratio of nonperforming loans and real estate owned to the Bank’s Tier 1 capital plus the ALLL.
(2)	Defined as the ratio of classified assets to the Bank’s Tier 1 capital plus the ALLL.

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

The Company considers the ALLL totaling approximately $16.8 million to be appropriate based on evaluations of the management of the Bank of the loan portfolio and the losses inherent in the loan portfolio as of March 31, 2017. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,637,597	$1,456,934
Average loans outstanding	$1,607,892	$1,461,091
Allowance at beginning of period	$15,584	$14,550
Charge-offs:
One- to four-family residential	(9)	(90)
Multifamily residential	--	(1)
Nonfarm nonresidential	--	(9)
Farmland	--	--
Construction and land development	--	--
Commercial	(11)	(67)
Consumer (1)	(159)	(83)
Purchased credit impaired	(21)	(37)
Total charge-offs	(200)	(287)
Recoveries:
One- to four-family residential	6	6
Multifamily residential	--	--
Nonfarm nonresidential	--	--
Farmland	--	--
Construction and land development	1	58
Commercial	2	3
Consumer (1)	56	22
Purchased credit impaired	23	25
Total recoveries	88	114
Net charge-offs	(112)	(173)
Total provisions for losses	1,349	489
Allowance at end of period	$16,821	$14,866

ALLL as a percentage of total loans outstanding at end of period (2)	1.03%	1.02%

Net loans charged-off as a percentage of average loans outstanding	0.03%	0.05%

ALLL as a percentage of nonaccrual loans	94.2%	72.8%

(1)

Consumer loan charge-offs include overdraft charge-offs of $137,000 and $74,000 for the three months ended March 31, 2017 and 2016, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $54,000 and $22,000 for the three months ended March 31, 2017 and 2016, respectively.

(2)

The allowance for loan losses plus the discount on acquired loans as a percentage of total loans outstanding gross of the acquired loan discount was 1.58% and 1.99% at March 31, 2017 and 2016, respectively.

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

	March 31, 2017		December 31, 2016
	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$4,132	24.16%	$3,896	24.83%
Multifamily residential	1,052	5.86	962	5.94
Nonfarm nonresidential	3,455	31.06	3,210	31.34
Farmland	1,054	6.02	863	6.04
Construction and land development	1,922	7.79	1,791	7.99
Commercial	4,228	22.63	3,909	20.73
Consumer	384	2.20	360	2.33
Purchased credit impaired	594	0.28	593	0.80
Total	$16,821	100.0%	$15,584	100.00%

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities (in thousands):

	March 31, 2017	December 31, 2016	Increase (Decrease)
Available for Sale
U.S. Treasuries and government agencies	$5,625	$5,631	$(6)
Municipal securities	94,618	87,050	7,568
Residential mortgage-backed securities	102,792	95,795	6,997
Corporate debt securities	5,000	--	5,000
Total available for sale	$208,035	$188,476	$19,559

Held to Maturity
Municipal securities	$42,458	$26,977	$15,481
Total held to maturity	$42,458	$26,977	$15,481

The increase in investment securities was due to purchases made to provide a better risk adjusted return.  The overall yield of the investment portfolio improved to 2.60% at March 31, 2017 compared to 1.99% at March 31, 2016.

DEPOSITS AND OTHER LIABILITIES

Deposits. Changes in the composition of deposits between March 31, 2017 and December 31, 2016, are presented in the following table (dollars in thousands).

	March 31,	December 31,	Increase
	2017	2016	(Decrease)	% Change

Checking accounts	$728,702	$724,137	$4,565	0.6%
Money market accounts	201,119	206,388	(5,269)	(2.6)
Savings accounts	168,959	164,653	4,306	2.6
Certificates of deposit	570,286	548,902	21,384	3.9

Total deposits	$1,669,066	$1,644,080	$24,986	1.5%

The increase in certificates of deposit was primarily related to increases in public funds and brokered certificates of deposit.

Other liabilities. The increase in other liabilities of $6.1 million at March 31, 2017 compared to December 31, 2016 was primarily due to an investment security purchase of $5.0 million at March 31, 2017 that did not settle until after quarter end.

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

At March 31, 2017 and December 31, 2016, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below (in thousands). At March 31, 2017, the Company had no interests in non-consolidated special purpose entities.

	March 31, 2017	December 31, 2016

Commitments to extend or originate loans	$52,029	$80,265
Rate lock agreements with customers	16,106	14,079
Funded mortgage loans committed to sell	4,735	8,954
Unadvanced portion of construction loans	76,499	75,365
Unused lines of credit	144,930	132,796
Standby letters of credit	3,755	2,870
Overdraft protection limits	16,492	16,585

Total unfunded commitments to originate loans for sale and the related commitments to sell included above totaled $2.5 million at March 31, 2017, all of which meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at March 31, 2017.

Historically, a very small percentage of predetermined overdraft limits have been used. At March 31, 2017, overdrafts of accounts with Bounce Protection™ represented usage of 1.95% of the limit.

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

At March 31, 2017, the Bank’s unused borrowing availability primarily consisted of (1) $368.6 million of available borrowing capacity with the FHLB, (2) $70.9 million of investment securities available to pledge for federal funds or other borrowings and (3) $98.4 million of available unsecured federal funds borrowing lines. In addition, at March 31, 2017, the Company had available borrowing capacity of $14.8 million with an unaffiliated bank.

At March 31, 2017, the Company’s consolidated liquidity ratio was approximately 11.1% which represents liquid assets as a percentage of deposits and short-term borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 36.0%, which represents liquid assets plus borrowing capacity with the FHLB and correspondent banks as a percentage of deposits and short-term borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds and brokered deposits described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy the current and projected operations of the Company and the Bank.

At March 31, 2017, the Company’s leverage, common equity tier 1, tier 1 risk-based and total risk-based capital ratios were 9.27%, 10.58%, 10.58% and 11.52%, respectively, compared to capital adequacy requirements of 4%, 4.5%, 6% and 8%, respectively. See Note 16 to the Consolidated Financial Statements – “Regulatory Matters” for more information about the Company’s and the Bank’s capital requirements and ratios.

The loan agreement governing the line of credit and notes payable to an unaffiliated bank contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 65%, a maximum classified asset ratio of 50% and a minimum Tier 1 leverage ratio of 8% for the Bank. At March 31, 2017, the Company was in compliance with the applicable covenants imposed by the loan agreement.

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

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, assumptions and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, general economic, capital market, credit market and real estate market conditions, competitive factors, strategic actions, including integrating or managing acquisitions, failure of assumptions underlying the establishment of our allowance for loan and lease losses, legislative and regulatory changes, and disruptions to our technology network. Additionally, other risks and uncertainties are described in the Company’s Annual Report on Form 10-K as filed with the SEC on March 10, 2017. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the twelve month period commencing April 1, 2017. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at year-end will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous, parallel and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities.

Changes in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	0.4%
+300	0.7%
+200	0.8%
+100	0.9%
-100	-6.9%
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

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

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BEAR STATE FINANCIAL, INC.

Date:	May 5, 2017	By:	/s/ Matt Machen
Matt Machen
President and Chief Executive Officer

Date:	May 5, 2017	By:	/s/ Sherri Billings
Sherri Billings Senior Executive Vice President and Chief Financial Officer

Bear State Financial, Inc.

Exhibit Index

Exhibit No.	Description

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
10.1

Separation Agreement by and among Bear State Financial, Inc., Bear State Bank and Mark McFatridge (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2017).

10.2

Change in Control Severance Agreement by and among Bear State Financial, Inc., Bear State Bank and Chad Rawls dated February 15, 2017 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017).

10.3

Change in Control Severance Agreement by and among Bear State Financial, Inc., Bear State Bank and Paul Lowe dated February 15, 2017 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017).

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