Form 10-Q
period 2017-06-30
BEAR STATE FINANCIAL, INC.
filed 2017-08-03
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

Commission File No.: 0-28312

                    Bear State Financial, Inc.

(Exact name of registrant as specified in its charter)

Arkansas (State or other jurisdiction of incorporation or organization)	71-0785261 (I.R.S. Employer Identification Number)

900 South Shackleford Rd, Suite 401 Little Rock, Arkansas (Address of principal executive offices)	72211 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 28, 2017, there were issued and outstanding 37,713,171 shares of the Registrant's Common Stock, par value $.01 per share.

BEAR STATE FINANCIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$125,153	$78,789
Interest-bearing time deposits in banks	4,324	4,571
Available for sale securities, at fair value	211,038	188,476
Held to maturity securities, at amortized cost (fair value of $42,332 and $25,090, respectively)	42,953	26,977
Other investment securities, at cost	21,814	13,759
Loans receivable, net of allowance of $17,083 and $15,584, respectively	1,641,636	1,540,805
Loans held for sale	7,470	8,954
Accrued interest receivable	7,469	7,006
Real estate owned, net	1,103	1,945
Office properties and equipment, net	51,943	54,049
Office properties and equipment held for sale	4,948	5,337
Cash surrender value of life insurance	58,091	57,267
Goodwill	40,196	40,196
Core deposit intangibles, net	9,842	10,353
Deferred tax asset, net	6,696	11,619
Prepaid expenses and other assets	4,414	3,072

TOTAL	$2,239,090	$2,053,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest bearing deposits	$255,806	$223,038
Interest bearing deposits	1,447,440	1,421,042
Total deposits	1,703,246	1,644,080
Securities sold under agreement to repurchase and federal funds purchased	17,856	19,114
Other borrowings	266,528	152,004
Other liabilities	6,927	4,550

Total liabilities	1,994,557	1,819,748

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—5,000,000 shares authorized; none issued at June 30, 2017 or December 31, 2016	--	--
Common stock, $0.01 par value—100,000,000 shares authorized; 37,713,171 and 37,618,597 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	377	376
Additional paid-in capital	209,736	209,274
Accumulated other comprehensive loss	(106)	(1,436)
Retained earnings	34,526	25,213

Total stockholders’ equity	244,533	233,427

TOTAL	$2,239,090	$2,053,175

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
INTEREST INCOME:
Loans receivable	$19,392	$17,519	$38,871	$35,205
Investment securities:
Taxable	678	474	1,290	1,010
Nontaxable	940	462	1,823	947
Other	143	80	218	164
Total interest income	21,153	18,535	42,202	37,326

INTEREST EXPENSE:
Deposits	1,737	1,608	3,417	3,123
Other borrowings	759	327	1,293	675
Total interest expense	2,496	1,935	4,710	3,798

NET INTEREST INCOME	18,657	16,600	37,492	33,528

PROVISION FOR LOAN LOSSES	821	533	2,171	1,022

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,836	16,067	35,321	32,506

NONINTEREST INCOME:
Net gain (loss) on sales of investment securities	37	--	48	(2)
Deposit fee income	2,513	2,236	4,990	4,387
Earnings on life insurance policies	810	421	1,219	833
Gain on sales of loans	1,073	1,291	2,068	2,086
Other	261	363	545	682

Total noninterest income	4,694	4,311	8,870	7,986

NONINTEREST EXPENSES:
Salaries and employee benefits	6,771	7,857	14,854	16,107
Net occupancy expense	1,684	1,898	3,575	3,825
Real estate owned, net	101	(27)	7	2
FDIC insurance	276	338	526	646
Amortization of intangible assets	255	255	511	511
Data processing	1,525	1,405	2,892	2,839
Professional fees	418	525	1,024	1,133
Advertising and public relations	256	369	552	865
Postage and supplies	218	325	424	616
Other	1,291	2,044	2,874	3,779

Total noninterest expenses	12,795	14,989	27,239	30,323

INCOME BEFORE INCOME TAXES	9,735	5,389	16,952	10,169

INCOME TAX PROVISION	3,078	847	5,378	2,284

NET INCOME	$6,657	$4,542	$11,574	$7,885

Basic earnings per common share	$0.18	$0.12	$0.31	$0.21

Diluted earnings per common share	$0.18	$0.12	$0.31	$0.21

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Net income	$6,657	$4,542	$11,574	$7,885
Other comprehensive income:
Unrealized holding gains on investment securities arising during the period	1,628	1,265	2,204	2,305
Less: reclassification adjustments for realized loss (gain) included in net income	(37)	--	(48)	2
Other comprehensive income, before tax effect	1,591	1,265	2,156	2,307
Tax effect	(609)	(485)	(826)	(884)
Other comprehensive income	982	780	1,330	1,423
COMPREHENSIVE INCOME	$7,639	$5,322	$12,904	$9,308

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(In thousands, except share data)

(Unaudited)

	Issued Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
BALANCE – January 1, 2017	37,618,597	$376	$209,274	$(1,436)	$25,213	$233,427

Net income	--	--	--	--	11,574	11,574
Other comprehensive income	--	--	--	1,330	--	1,330
Shares issued – restricted stock unit vesting, net of shares withheld for employee taxes	55,798	--	(276)	--	--	(276)
Shares issued – stock options exercised	38,776	1	210	--	--	211
Stock compensation	--	--	528	--	--	528
Dividends distributed - $0.06 per common share	--	--	--	--	(2,261)	(2,261)

BALANCE – June 30, 2017	37,713,171	$377	$209,736	$(106)	$34,526	$244,533

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016

OPERATING ACTIVITIES:
Net income	$11,574	$7,885
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,171	1,022
Provision for real estate losses	103	12
Deferred tax provision	4,097	2,891
Deferred tax valuation allowance	--	(897)
Net amortization of premiums on investment securities	913	552
Federal Home Loan Bank stock dividends	(54)	(16)
Loss (gain) on sales of fixed assets, net	5	(1)
Impairment on office properties held for sale	355	347
Gain on sales of real estate owned and repossessed assets, net	(181)	(128)
Loss (gain) on sales of investment securities, net	(48)	2
Originations of loans held for sale	(66,322)	(79,100)
Proceeds from sales of loans originated for sale	69,874	73,344
Gain on sales of loans originated to sell	(2,068)	(2,086)
Depreciation	1,756	1,955
Amortization of deferred loan costs, net	245	306
Accretion of purchased loans, net	(2,599)	(2,970)
Amortization of other intangible assets	511	511
Stock compensation	528	754
Earnings on life insurance policies	(824)	(833)
Changes in operating assets and liabilities:
Accrued interest receivable	(463)	(9)
Prepaid expenses and other assets	(1,170)	(834)
Other liabilities	1,812	207

Net cash provided by operating activities	20,215	2,914

INVESTING ACTIVITIES:
Net decrease in federal funds sold	--	18
Purchases of interest bearing time deposits in banks	--	(249)
Redemptions of interest bearing time deposits in banks	247	4,968
Purchases of held to maturity (“HTM”) securities	(15,528)	--
Purchases of available for sale (“AFS”) securities	(37,013)	(36,960)
Proceeds from sales of AFS securities	1,886	8,089
Proceeds from maturities/calls/paydowns of AFS securities	13,790	39,317
Purchases of other investments	(8,001)	(4,097)
Redemptions of other investments	--	1,989
Net loan disbursements	(98,596)	(12,693)
Loan participations purchased	(4,509)	(19,344)
Loan participations sold	2,226	8,348
Proceeds from sales of real estate owned and repossessed assets	1,369	2,338
Proceeds from sales of office properties and equipment	1,250	1
Purchases of office properties and equipment	(1,078)	(1,471)
Purchases of bank owned life insurance	--	(3,000)

Net cash used in investing activities	(143,957)	(12,746)

(Continued)

BEAR STATE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
FINANCING ACTIVITIES:
Net increase in deposits	$59,166	$33,567
Proceeds from long term Federal Home Loan Bank (“FHLB”) advances	85,223	40,245
Repayment of long term FHLB advances	(50,287)	(10,281)
Net change in short term FHLB advances	90,000	(8,200)
Proceeds from other borrowings	1,100	4,800
Repayment of other borrowings	(11,512)	(762)
Net increase (decrease) in securities sold under agreement to repurchase	(1,258)	2,889
Proceeds from exercise of stock options	211	106
Shares withheld for payment of employee payroll taxes	(276)	(180)
Repurchase of common stock	--	(3,672)
Dividends distributed	(2,261)	(939)

Net cash provided by financing activities	170,106	57,573

NET INCREASE IN CASH AND CASH EQUIVALENTS	46,364	47,741

CASH AND CASH EQUIVALENTS:
Beginning of period	78,789	52,131

End of period	$125,153	$99,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,588	$3,790

Cash paid for income taxes	$185	$580

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$255	$795

Sales of real estate owned financed by the Bank	$24	$46

Investment securities traded—not settled	$382	$2,657

Office properties transferred to office properties held for sale	$1,428	$7,048

See notes to unaudited condensed consolidated financial statements.	(Concluded)

BEAR STATE FINANCIAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank (the “Bank”), is a community oriented bank providing a broad line of financial products to individuals and business customers.  As of June 30, 2017, the Bank operates 42 branches, three personalized technology centers equipped with interactive teller machines (“ITMs”) and three loan production offices throughout Arkansas, Missouri and Southeast Oklahoma. On June 28, 2016, Bear State Bank converted from a national bank to an Arkansas state-chartered bank.

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

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements of the Company and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, contained in the Company’s 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet of the Company as of December 31, 2016, included herein has been derived from the audited consolidated balance sheet of the Company as of that date.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Current U.S. GAAP requires an incurred loss methodology for recognizing credit losses that delays loss recognition until it is probable that a loss has been incurred. The amendments in this ASU replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. Existing purchased credit impaired assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. ASU 2016-13 will be effective for the Company in the fiscal year beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. An entity will apply the amendments in this ASU through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has formed a committee to evaluate the impact this ASU will have on its financial statements and to begin developing and implementing processes and procedures during the next two years to ensure the Company is compliant with the amendments by the adoption date.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU gives clarity and reduces diversity in practice by providing guidance about which changes to terms or conditions of a shared-based payment award require an entity to apply modification accounting in Topic 718. For public entities, ASU 2017-09 is effective for interim and annual periods beginning after December 15, 2017; however, early adoption is permitted. The adoption of this ASU is not expected to have an impact on the Company’s financial statements as the Company has not historically changed the terms or conditions of share-based payment awards.

3.	INVESTMENT SECURITIES

Investment securities consisted of the following as of the dates indicated (in thousands):

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$5,645	$1	$(31)	$5,615
Municipal securities	96,416	804	(641)	96,579
Residential mortgage-backed securities	104,149	403	(871)	103,681
Corporate debt securities	5,000	163	--	5,163

Total available for sale	$211,210	$1,371	$(1,543)	$211,038

Held to maturity
Municipal securities	$42,953	$181	$(802)	$42,332

Total held to maturity	$42,953	$181	$(802)	$42,332

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$5,657	$5	$(31)	$5,631
Municipal securities	88,276	343	(1,569)	87,050
Residential mortgage-backed securities	96,870	348	(1,423)	95,795

Total available for sale	$190,803	$696	$(3,023)	$188,476

Held to maturity
Municipal securities	$26,977	$16	$(1,903)	$25,090

Total held to maturity	$26,977	$16	$(1,903)	$25,090

The mortgage-backed portfolios at June 30, 2017 and December 31, 2016 were composed entirely of residential mortgage-backed securities issued or guaranteed by GNMA, FNMA or FHLMC.

The following tables summarize the gross unrealized losses and fair value of the Company's investments classified as available for sale and held to maturity with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$4,970	$31	$--	$--	$4,970	$31
Municipal securities	49,271	1,328	3,595	115	52,866	1,443
Residential mortgage-backed securities	70,454	686	7,290	185	77,744	871

Total	$124,695	$2,045	$10,885	$300	$135,580	$2,345

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$1,969	$31	$--	$--	$1,969	$31
Municipal securities	73,194	3,472	--	--	73,194	3,472
Residential mortgage-backed securities	78,725	1,423	--	--	78,725	1,423

Total	$153,888	$4,926	$--	$--	$153,888	$4,926

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

The Company has pledged investment securities with carrying values of approximately $136.8 million at June 30, 2017 and $140.6 million at December 31, 2016, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $17.9 million at June 30, 2017 and $19.1 million at December 31, 2016, for securities sold under agreements to repurchase.

The following table sets forth the amount (dollars in thousands) of investment securities that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2017. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	June 30, 2017
	Available for Sale			Held to Maturity
	Amortized	Fair	Weighted	Amortized	Fair	Weighted
	Cost	Value	Average Rate	Cost	Value	Average Rate

Within one year	$7,059	$7,061	1.66%	$--	$--	--
Due from one year to five years	18,920	18,952	2.22%	--	--	--
Due from five years to ten years	19,957	20,354	3.53%	6,557	6,619	2.20%
Due after ten years	61,125	60,990	2.91%	36,396	35,713	2.77%
	107,061	107,357	2.82%	42,953	42,332	2.68%
Residential mortgage-backed securities	104,149	103,681	2.34%	--	--	--
Total	$211,210	$211,038	2.59%	$42,953	$42,332	2.68%

As of June 30, 2017 and December 31, 2016, investment securities with an amortized cost totaling approximately $141.6 million and $93.8 million, respectively, have call options held by the issuer, of which approximately $26.7 million and $27.4 million, respectively, are or were callable within one year.

Sales of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sales proceeds	$183	$--	$2,069	$8,089

Gross realized gains	$37	$--	$48	$98
Gross realized losses	--	--	--	(100)
Net gains (losses) on sales of investment securities	$37	$--	$48	$(2)

4.	LOANS RECEIVABLE

Loans receivable consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Real estate:
One- to four-family residential	$396,550	$389,107
Multifamily residential	96,325	92,460
Nonfarm nonresidential	535,824	495,173
Farmland	97,881	94,018
Construction and land development	131,046	125,785
Commercial	364,194	323,096
Consumer	36,624	36,265
Total loans receivable	1,658,444	1,555,904
Unearned discounts and net deferred loan costs	275	485
Allowance for loan and lease losses	(17,083)	(15,584)

Loans receivable—net	$1,641,636	$1,540,805

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

Loans sold with servicing retained are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at June 30, 2017 and December 31, 2016 were $5.4 million and $14.7 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the periods ended June 30, 2017 and 2016 was not significant.

As of June 30, 2017 and December 31, 2016, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $23.5 million and $26.4 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas and were pledged for outstanding advances or available for future advances. The Bank also pledged a significant portion of its remaining loans at June 30, 2017 under a blanket lien with the FHLB.

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

The Company evaluated $364.5 million of net loans ($375.0 million gross loans less $10.5 million discount) purchased in conjunction with the acquisition of Metropolitan National Bank (“Metropolitan”) in 2015 in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

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

	June 30, 2017	December 31, 2016	June 30, 2016
One- to four-family residential	$2,336	$2,714	$2,951
Nonfarm nonresidential	1,785	7,576	9,446
Farmland	23	53	62
Construction and land development	1,479	1,432	1,932
Commercial	536	556	586
Consumer	45	53	62
Total carrying value of PCI loans	$6,204	$12,384	$15,039
Outstanding principal balance of PCI loans	$8,823	$15,468	$19,313

The following table documents changes for the six months ended June 30, 2017 and 2016 to the amount of accretable yield on loans evaluated in accordance with the provisions of FASB ASC Topic 310-30 (in thousands).

	2017	2016
Balance at January 1	$890	$1,370
Accretion	(726)	(424)
Adjustments to accretable differences due to:
Reclassification from nonaccretable difference	2,282	573
Changes in expected cash flows that do not affect nonaccretable differences	(671)	(582)
REO removals	11	--
Balance at June 30	$1,786	$937

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans are presented below (in thousands):

June 30, 2017	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$2,352	$2,579	$391,619	$396,550
Multifamily residential	--	119	96,206	96,325
Nonfarm nonresidential	996	5,066	529,762	535,824
Farmland	361	850	96,670	97,881
Construction and land development	143	204	130,699	131,046
Commercial	322	388	363,484	364,194
Consumer	300	131	36,193	36,624
Total	$4,474	$9,337	$1,644,633	$1,658,444

December 31, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$4,472	$2,750	$381,885	$389,107
Multifamily residential	119	--	92,341	92,460
Nonfarm nonresidential	1,651	1,317	492,205	495,173
Farmland	131	649	93,238	94,018
Construction and land development	20	522	125,243	125,785
Commercial	413	503	322,180	323,096
Consumer	422	81	35,762	36,265
Total	$7,228	$5,822	$1,542,854	$1,555,904

As of June 30, 2017 and December 31, 2016, there were $0.5 million and $0.8 million, respectively, of PCI loans acquired in the merger with FNSC that were 90 days or more past due and accruing. Restructured loans totaled $6.0 million as of June 30, 2017 and December 31, 2016, with $4.8 million and $1.2 million of such restructured loans on nonaccrual status at June 30, 2017 and December 31, 2016, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

June 30, 2017	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$387	$2,383	$4,096	$6,866
Multifamily	--	119	--	119
Nonfarm nonresidential	626	4,940	1,606	7,172
Farmland	--	850	173	1,023
Construction and land development	--	128	84	212
Commercial	22	272	550	844
Consumer	12	131	47	190
Total	$1,047	$8,823	$6,556	$16,426

December 31, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,194	$2,332	$3,183	$6,709
Nonfarm nonresidential	94	1,156	3,927	5,177
Farmland	41	650	92	783
Construction and land development	13	450	--	463
Commercial	229	386	3,456	4,071
Consumer	39	78	56	173
Total	$1,610	$5,052	$10,714	$17,376

As of June 30, 2017 and December 31, 2016, there were $4.0 million and $1.0 million, respectively, of loans in the process of foreclosure, of which $1.6 million and $0.5 million were one- to four-family residential mortgage loans at June 30, 2017 and December 31, 2016, respectively.

The following tables summarize information pertaining to impaired loans as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 (in thousands). The tables below do not include ASC 310-30 PCI loans which are disclosed separately above.

	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$245	$224	$70	$244	$229	$74
Nonfarm nonresidential	--	--	--	--	--	--
Farmland	--	--	--	--	--	--
Construction and land development	--	--	--	--	--	--
Commercial	--	--	--	1,865	1,788	488
Consumer	5	5	5	5	5	5
	250	229	75	2,114	2,022	567

Impaired loans without a valuation allowance:
One- to four-family residential	8,989	6,836	--	8,704	6,677	--
Multifamily	119	119	--	--	--	--
Nonfarm nonresidential	9,232	7,814	--	11,022	9,421	--
Farmland	1,341	1,023	--	1,226	783	--
Construction and land development	375	285	--	728	539	--
Commercial	1,570	1,129	--	2,893	2,570	--
Consumer	199	185	--	184	168	--
	21,825	17,391	--	24,757	20,158	--
Total impaired loans	$22,075	$17,620	$75	$26,871	$22,180	$567

	Three Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$225	$2	$443	$1
Nonfarm nonresidential	--	--	715	--
Farmland	189	--	--	--
Construction and land development	--	--	83	--
Commercial	883	--	3,261	--
Consumer	5	--	5	--
	1,302	2	4,507	1

Impaired loans without a valuation allowance:
One- to four-family residential	6,783	--	7,870	--
Multifamily	119	--	153	--
Nonfarm nonresidential	8,632	--	4,924	--
Farmland	963	--	817	--
Construction and land development	399	1	681	2
Commercial	1,745	4	942	--
Consumer	196	--	245	--
	18,837	5	15,632	2
Total impaired loans	$20,139	$7	$20,139	$3

Interest based on original terms		$289		$299

Interest income recognized on a cash basis on impaired loans		$--		$--

	Six Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$226	$4	$399	$3
Nonfarm nonresidential	--	--	1,275	--
Farmland	126	--	158	--
Construction and land development	--	--	126	--
Commercial	1,185	--	2,557	--
Consumer	5	--	5	--
	1,542	4	4,520	3

Impaired loans without a valuation allowance:
One- to four-family residential	6,748	--	7,362	--
Multifamily	79	--	179	--
Nonfarm nonresidential	8,895	--	4,697	--
Farmland	903	--	711	--
Construction and land development	446	3	617	3
Commercial	2,020	8	1,656	--
Consumer	186	--	224	--
	19,277	11	15,446	3
Total impaired loans	$20,819	$15	$19,966	$6

Interest based on original terms		$580		$604

Interest income recognized on a cash basis on impaired loans		$--		$--

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

Based on analyses performed at June 30, 2017 and December 31, 2016, the risk categories of loans are as follows (in thousands):

	June 30, 2017
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$383,906	$200	$12,444	$396,550
Multifamily residential	96,206	--	119	96,325
Nonfarm nonresidential	522,284	298	13,242	535,824
Farmland	95,812	--	2,069	97,881
Construction and land development	122,412	--	8,634	131,046
Commercial	360,547	10	3,637	364,194
Consumer	36,330	--	294	36,624
Total	$1,617,497	$508	$40,439	$1,658,444

	December 31, 2016
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$375,287	$206	$13,614	$389,107
Multifamily residential	92,460	--	--	92,460
Nonfarm nonresidential	473,343	314	21,516	495,173
Farmland	92,131	--	1,887	94,018
Construction and land development	116,269	--	9,516	125,785
Commercial	317,069	--	6,027	323,096
Consumer	35,953	1	311	36,265
Total	$1,502,512	$521	$52,871	$1,555,904

As of June 30, 2017 and December 31, 2016, the Bank did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of June 30, 2017 and December 31, 2016 (dollars in thousands):

June 30, 2017	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$193	5	$223	7	$416
Nonfarm nonresidential	1	642	2	4,330	3	4,972
Farmland	--	--	1	250	1	250
Construction and land development	1	73	1	--	2	73
Commercial	1	286	--	--	1	286
Consumer	--	--	1	5	1	5

Total	5	$1,194	10	$4,808	15	$6,002

December 31, 2016	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$197	6	$315	8	$512
Nonfarm nonresidential	1	4,244	3	410	4	4,654
Farmland	--	--	1	250	1	250
Construction and land development	1	76	2	215	3	291
Commercial	1	287	--	--	1	287
Consumer	--	--	1	5	1	5

Total	5	$4,804	13	$1,195	18	$5,999

Loans receivable that were restructured as TDRs during the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Three and Six Months Ended June 30, 2017
		Balance		Nature of Modification
	Number of Loans	Prior to TDR	Balance at June 30, 2017	Payment Term (1)	Other
Commercial	1	$642	$642	$642	$--

Total	1	$642	$642	$642	$--

_________________________

(1)	The borrower’s payment was lowered for the remainder of the term resulting in an extended amortization term.

	Three and Six Months Ended June 30, 2016
		Balance		Nature of Modification
	Number of Loans	Prior to TDR	Balance at June 30, 2016	Payment Term (2)	Other
Commercial	1	$35	$--	$35	$--

Total	1	$35	$--	$35	$--

_________________________

(2)	Concessions represent skipped payments, maturity date extensions or amortization term extensions.

The Bank had one loan totaling $4.2 million for which a payment default occurred during the three and six months ended June 30, 2017 that had been modified as a TDR within 12 months or less of the payment default. There were no loans receivable for which a payment default occurred during the three or six months ended June 30, 2016 that had been modified as a TDR within 12 months or less of the payment default.

As of June 30, 2017 and December 31, 2016, the Bank was not committed to lend additional funds to any customer whose loan was classified as a TDR.

5.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three months ended June 30, 2017 and 2016 (in thousands):

	April 1, 2017	Provision (Reversals)	Charge-offs	Recoveries	June 30, 2017

One- to four-family residential	$4,132	$39	$(64)	$4	$4,111
Multifamily residential	1,052	10	--	--	1,062
Nonfarm nonresidential	3,455	536	--	--	3,991
Farmland	1,054	155	(203)	--	1,006
Construction and land development	1,922	87	--	2	2,011
Commercial	4,228	73	(213)	1	4,089
Consumer	384	49	(103)	18	348
Purchased credit impaired	594	(128)	(24)	23	465
Total	$16,821	$821	$(607)	$48	$17,083

	April 1, 2016	Provision (Reversals)	Charge-offs	Recoveries	June 30, 2016

One- to four-family residential	$3,795	$160	$(79)	$16	$3,892
Multifamily residential	787	(8)	--	--	779
Nonfarm nonresidential	3,306	(160)	--	--	3,146
Farmland	665	51	--	--	716
Construction and land development	1,571	(3)	--	1	1,569
Commercial	3,145	467	(11)	2	3,603
Consumer	176	62	(86)	22	174
Purchased credit impaired	1,421	(36)	(539)	26	872
Total	$14,866	$533	$(715)	$67	$14,751

The tables below provide a rollforward of the ALLL by portfolio segment for the six months ended June 30, 2017 and 2016 (in thousands):

	January 1, 2017	Provision (Reversals)	Charge-offs	Recoveries	June 30, 2017

One- to four-family residential	$3,896	$278	$(73)	$10	$4,111
Multifamily residential	962	100	--	--	1,062
Nonfarm nonresidential	3,210	781	--	--	3,991
Farmland	863	346	(203)	--	1,006
Construction and land development	1,791	216	--	4	2,011
Commercial	3,909	401	(224)	3	4,089
Consumer	360	177	(262)	73	348
Purchased credit impaired	593	(128)	(45)	45	465
Total	$15,584	$2,171	$(807)	$135	$17,083

	January 1, 2016	Provision (Reversals)	Charge-offs	Recoveries	June 30, 2016

One- to four-family residential	$3,870	$169	$(169)	$22	$3,892
Multifamily residential	665	115	(1)	--	779
Nonfarm nonresidential	3,599	(444)	(9)	--	3,146
Farmland	714	2	--	--	716
Construction and land development	1,456	54	--	59	1,569
Commercial	2,565	1,111	(78)	5	3,603
Consumer	166	133	(169)	44	174
Purchased credit impaired	1,515	(118)	(576)	51	872
Total	$14,550	$1,022	$(1,002)	$181	$14,751

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of June 30, 2017 and December 31, 2016 (in thousands):

	Allowance for Loan and Lease Losses			Loan Balances
June 30, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$70	$4,041	$237	$7,060	$387,154	$2,336
Multifamily residential	--	1,062	--	119	96,206	--
Nonfarm nonresidential	--	3,991	11	7,814	526,225	1,785
Farmland	--	1,006	--	1,023	96,835	23
Construction and land development	--	2,011	--	285	129,282	1,479
Commercial	--	4,089	217	1,129	362,529	536
Consumer	5	343	--	190	36,389	45
Total	$75	$16,543	$465	$17,620	$1,634,620	$6,204

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$74	$3,822	$277	$6,906	$379,487	$2,714
Multifamily residential	--	962	--	--	92,460	--
Nonfarm nonresidential	--	3,210	89	9,421	478,176	7,576
Farmland	--	863	--	783	93,182	53
Construction and land development	--	1,791	--	539	123,814	1,432
Commercial	488	3,421	227	4,358	318,182	556
Consumer	5	355	--	173	36,039	53
Total	$567	$14,424	$593	$22,180	$1,521,340	$12,384

A summary of the activity in the allowance for losses on real estate owned is as follows for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Balance—beginning of period	$308	$4,257	$459	$4,268

Provisions for estimated losses	85	4	103	12
Losses charged off	(20)	(436)	(189)	(455)

Balance—end of period	$373	$3,825	$373	$3,825

6.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016

Land and land improvements	$10,492	$10,896
Buildings and improvements	46,929	48,059
Furniture and equipment	13,878	13,126
Automobiles and other	222	222

Total	71,521	72,303

Accumulated depreciation	(19,578)	(18,254)

Office properties and equipment—net	$51,943	$54,049

Depreciation expense for the six months ended June 30, 2017 and 2016 was approximately $1.7 million and $2.0 million, respectively.

At June 30, 2017, office properties held for sale included six properties with an aggregate carrying value totaling $4.9 million. Office properties held for sale are carried at the lower of carrying amount or fair value less estimated costs to sell. During the first six months of 2017, five assets held for sale were sold at a net loss of $8,000. Impairment charges of $14,000 and $347,000 were recognized for the three months ended June 30, 2017 and 2016, respectively, and $355,000 and $347,000 were recognized for the six months ended June 30, 2017 and 2016, respectively. Impairment charges and realized gains and losses on office properties held for sale are recorded in other noninterest expense in the consolidated statements of income.

7.	GOODWILL AND CORE DEPOSIT INTANGIBLES - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. At June 30, 2017, goodwill consisted of $25.7 million related to the FNSC acquisition which is not deductible for tax purposes and $14.5 million related to the Metropolitan acquisition which is deductible for tax purposes. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. The Company performed its annual impairment test of goodwill in the fourth quarter of 2016 with data as of September 30, 2016 and no impairment of the Company’s goodwill was indicated. The Company’s core deposit intangible is related to the core deposit premiums of First National Bank of Hot Springs, Heritage Bank and Metropolitan. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangible for the six months ended June 30, 2017 and the year ended December 31, 2016, were as follows (in thousands):

	June 30, 2017	December 31, 2016

Balance—beginning of period	$10,353	$11,374

Amortization expense	(511)	(1,021)

Balance—end of period	$9,842	$10,353

The Company’s projected amortization expense for the remainder of 2017 is approximately $0.5 million and approximately $1.0 million in each of the years ending December 31, 2018 through 2022, and $4.3 million thereafter.

8.	DEPOSITS

Deposits as of June 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016

Checking accounts	$758,023	$724,137
Money market accounts	209,600	206,388
Savings accounts	165,417	164,653
Certificates of deposit	570,206	548,902

Total	$1,703,246	$1,644,080

Overdrafts of checking accounts of $307,000 and $389,000 at June 30, 2017 and December 31, 2016, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of June 30, 2017 and December 31, 2016, the Bank had $102.6 million and $37.1 million, respectively, of brokered deposits.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $336.7 million and $298.3 million at June 30, 2017 and December 31, 2016, respectively. The aggregate amount of time deposits in denominations of $250 thousand or more was approximately $174.1 million and $120.4 million at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, scheduled maturities of certificates of deposit were as follows (in thousands):

Amount

Within one year	$393,727
One to two years	97,669
Two to three years	36,764
Three to four years	16,312
Four to five years	17,310
Over five years	8,424

Total	$570,206

9.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Securities sold under agreements to repurchase totaled $17.9 million and $19.1 million at June 30, 2017 and December 31, 2016, respectively. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received from Bank customers in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the consolidated statements of financial condition and are disclosed in Note 3. The fair value of the collateral pledged to a third party is monitored and additional collateral is pledged or returned, as deemed appropriate.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
Municipal securities	$5,897	$--	$--	$--	$5,897
Residential mortgage-backed securities	11,959	--	--	--	11,959
Total	$17,856	$--	$--	$--	$17,856

	December 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
Municipal securities	$3,318	$--	$--	$--	$3,318
Residential mortgage-backed securities	15,796	--	--	--	15,796
Total	$19,114	$--	$--	$--	$19,114

At June 30, 2017, the Company and the Bank had unused credit lines allowing contingent access to overnight borrowings of up to $103.0 million on an unsecured basis.

10.	OTHER BORROWINGS

Other borrowings are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016

Federal Home Loan Bank advances with rates ranging from 0.49% to 5.57% maturing through July 1, 2027	$254,928	$129,992
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month London Interbank Offered Rate (“LIBOR”), reset quarterly, interest payments due quarterly, maturing May 30, 2019	1,100	4,950
Term notes payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	10,500	17,062

Total	$266,528	$152,004

Federal Home Loan Bank. At June 30, 2017 and December 31, 2016, FHLB advances included $195.0 million and $70.0 million, respectively, of advances with original maturities of one year or less. The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family residential mortgage loans and a blanket lien on substantially all remaining loans. Additionally, as of June 30, 2017, the Bank has FHLB letters of credit totaling $60.0 million, of which $25.0 million matures in the fourth quarter of 2017 and $35.0 million matures in the first quarter of 2018. The letters of credit were used to secure public deposits and certain other deposits as of June 30, 2017 and December 31, 2016.

Notes Payable. The line of credit and notes payable to an unaffiliated bank are collateralized by 100% of the stock of the Bank. The loan agreement governing the line of credit and notes payable contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 50%, a maximum classified asset ratio of 50% and Tier 1 Leverage ratio of 8%. At June 30, 2017, the Company was in compliance with the applicable covenants imposed by the loan agreement.

At June 30, 2017, scheduled maturities of other borrowings were as follows (in thousands):

	Weighted
	Average
	Rate	Amount

Within one year	1.06%	$237,551
One to two years	2.45	21,012
Two to three years	2.36	448
Three to four years	2.11	632
Four to five years	2.48	1,409
Over five years	2.72	5,476

Total	1.21%	$266,528

11.	INCOME TAXES

The provisions for income taxes are summarized as follows (in thousands):

	Six Months Ended June 30,
	2017	2016

Income tax provision:
Current:
Federal	$1,152	$170
State	129	120
Total current	1,281	290

Deferred:
Federal	3,315	2,486
State	782	405
Valuation allowance	--	(897)
Total deferred	4,097	1,994

Total	$5,378	$2,284

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2017		2016

Taxes at statutory federal income tax rate	$5,933	35.0%	$3,559	35.0%
Increase (decrease) resulting from:
Graduated tax rates	(41)	(0.2)	(100)	(1.0)
State income tax—net of federal benefits	578	3.4	361	3.6
Valuation allowance—net	--	--	(897)	(8.8)
Earnings on life insurance policies	(409)	(2.4)	(274)	(2.7)
Nontaxable investments	(558)	(3.3)	(284)	(2.8)
Other—net	(125)	(0.8)	(81)	(0.8)

Total	$5,378	31.7%	$2,284	22.5%

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

The Company’s temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016

Deferred tax assets:
Allowance for loan and lease losses	$6,541	$8,278
Discount on purchased loans	1,498	2,044
Real estate owned	591	263
Section 382 net operating loss carryforward	1,908	1,976
Net operating loss carryforward	291	1,346
Nonaccrual loan interest	1,359	1,471
Unrealized loss on securities available for sale	65	891
Other	926	1,923

Total deferred tax assets	13,179	18,192

Deferred tax liabilities:
Office properties	(2,658)	(2,964)
Core deposit intangibles	(2,158)	(2,293)
Prepaid expenses and other	(1,667)	(1,316)

Total deferred tax liabilities	(6,483)	(6,573)

Net deferred tax asset	$6,696	$11,619

A financial institution may, for federal income tax purposes, carryback net operating losses (“NOL”) to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2017, the Company had a $5.6 million NOL for federal income tax purposes that will be carried forward. The federal NOL carryforwards, if unused, expire in calendar year 2034. The $5.6 million federal NOL is comprised of Internal Revenue Code (“IRC” or the “Code”) Section 382 NOL carryforwards that have an annual limit of $405,000 that can be utilized to offset taxable income. At June 30, 2017, the Company had a $6.8 million NOL for Arkansas state income tax purposes. The state NOL carryforwards, if unused, expire in calendar years 2018 through 2019.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined under Code Section 593(g)(2)(A)(ii). Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at June 30, 2017 or December 31, 2016. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

Prior to the quarter ended June 30, 2016, the Company had certain deferred tax assets related to net unrealized built-in losses (“NUBILs”) established under Code Section 382 on May 3, 2011, the date of the Company’s ownership change related to the initial investment by Bear State Financial Holdings, LLC. If these losses had been realized before May 3, 2016 (five years after the ownership change date), then they would not be allowed to be taken as a deduction and would have been permanently lost. If these losses were to be realized after May 3, 2016, then the future deduction for the losses is no longer limited. As a result of passing the five year anniversary date of the ownership change, during the second quarter of 2016 the Bank reversed the valuation allowance of $0.9 million for the remaining NUBILs.

The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of income. The Company had no interest or penalties related to income tax matters during the periods ended June 30, 2017 or 2016. The Company files consolidated income tax returns in the U.S. federal jurisdiction and the states of Arkansas and Missouri while Bear State Bank files in the state of Oklahoma. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2013 and forward.

12.	STOCK BASED COMPENSATION

The Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) was approved by the Company’s stockholders on April 29, 2011 and became effective May 3, 2011. An amendment of the 2011 Plan was approved by the Company’s stockholders on May 25, 2016. The objectives of the 2011 Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that align the personal interests of participants with those of the Company’s stockholders. The 2011 Plan provides for a committee of the Company’s Board of Directors to award nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards representing up to 2,144,743 shares of Company stock. Awards may be granted under the 2011 Plan up to ten years following the effective date of the plan. Each award under the 2011 Plan is governed by the terms of the individual award agreement, which specifies pricing, term, vesting, and other pertinent provisions. Shares issued in connection with stock compensation awards are issued from available authorized shares.

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

A summary of the stock option activity in the Company’s 2011 Plan for the six months ended June 30, 2017, is presented below. No options have been granted since 2012.

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2017	198,563	$6.73
Granted	--	$--
Exercised	38,776	$5.43
Forfeited	--	$--

Outstanding— June 30, 2017	159,787	$7.04
Exercisable— June 30, 2017	150,342	$6.93

The weighted average remaining contractual life of the outstanding options was 1.6 years and the aggregate intrinsic value of the options was approximately $386,000 at June 30, 2017. The weighted average remaining contractual life of options exercisable was 1.5 years and the aggregate intrinsic value of the exercisable options was approximately $380,000 at June 30, 2017.

As of June 30, 2017, there was $12,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 0.4 years. Compensation expense attributable to option awards totaled approximately $9,000 and $33,000 for the three month periods ended June 30, 2017 and 2016, respectively, and approximately $21,000 and $68,000 for the six month periods ended June 30, 2017 and 2016, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to five years.

A summary of the RSU activity in the Company’s 2011 Plan for the six months ended June 30, 2017, is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2017	262,669	$8.41
Granted	47,766	$10.09
Vested	(83,470)	$8.20
Forfeited	(5,995)	$8.85

Outstanding— June 30, 2017	220,970	$8.84

As of June 30, 2017, there was $1.2 million of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 1.6 years. Compensation expense attributable to awards of RSUs totaled approximately $205,000 and $270,000 for the three month periods ended June 30, 2017 and 2016, respectively, and approximately $507,000 and $685,000 for the six months ended June 30, 2017 and 2016, respectively.

Performance Awards. In January 2017, the Company’s Board of Directors approved the grant of performance-based restricted stock units (“PSUs”) to certain members of executive and operational management under the 2011 Plan for performance year 2017. PSUs are subject to the Company’s achievement of specified performance criteria for the year ended December 31, 2017. The value of the incentive can range from zero to 40% of the grantee’s base pay and will be paid 25% in cash and 75% in RSUs after the Compensation Committee or the Board has determined whether the performance goals have been achieved. The number of RSUs to be granted will be determined based on the dollar value of the award divided by the closing stock price on the date of grant following the performance period. The RSUs will vest 1/3 on the grant date and 1/3 on each of the next two anniversaries of the grant date. RSUs which have been granted pursuant to past performance awards are reflected in the RSU table above. The Company began accruing estimated compensation cost as of the date of the Board’s action, which was determined to be the service inception date. Compensation expense recognized for the three and six months ended June 30, 2017 and 2016 was not significant.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	37,691,358	37,568,274	37,680,153	37,654,494
Effect of dilutive securities	191,906	204,685	201,165	190,064
Diluted weighted average shares outstanding	37,883,264	37,772,959	37,881,318	37,844,558

There were no antidilutive shares for the three or six months ended June 30, 2017 or 2016.

14.	FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2017 and December 31, 2016, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities, municipal bonds and corporate debt securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended June 30, 2017 or December 31, 2016.

The following table presents major categories of assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Available for sale investment securities:
U.S. Treasuries and government agencies	$5,615	$--	$5,615	$--
Municipal securities	96,579	--	96,579	--
Residential mortgage-backed securities	103,681	--	103,681	--
Corporate debt securities	5,163	--	5,163	--
Total	$211,038	$--	$211,038	$--

December 31, 2016
Available for sale investment securities:
U.S. Treasuries and government agencies	$5,631	$--	$5,631	$--
Municipal securities	87,050	--	87,050	--
Residential mortgage-backed securities	95,795	--	95,795	--
Total	$188,476	$--	$188,476	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The majority of the Bank’s impaired loans at June 30, 2017 and December 31, 2016 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs or adjustments to the ALLL.

Real Estate Owned, net

Real Estate Owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the six months ended June 30, 2017 and 2016 were $103,000, and $12,000, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 (in thousands). The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the year with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Impaired loans	$2,399	$--	$--	$2,399
REO, net	528	--	--	528

December 31, 2016
Impaired loans	$7,105	$--	$--	$7,105
REO, net	963	--	--	963

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	June 30, 2017		December 31, 2016
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$125,153	$125,153	$78,789	$78,789
Level 2 inputs:
Held to maturity securities	42,953	42,332	26,977	25,090
Interest-bearing time deposits in banks	4,324	4,327	4,571	4,572
Other investment securities	21,814	21,814	13,759	13,759
Loans held for sale	7,470	7,470	8,954	8,954
Cash surrender value of life insurance	58,091	58,091	57,267	57,267
Accrued interest receivable	7,469	7,469	7,006	7,006
Level 3 inputs:
Loans receivable—net	1,641,636	1,647,775	1,540,805	1,551,099

FINANCIAL LIABILITIES:
Level 1 inputs:
Securities sold under agreement to repurchase	17,856	17,856	19,114	19,114
Level 2 inputs:
Checking, money market and savings accounts	1,133,040	1,133,040	1,095,178	1,095,178
Other borrowings	266,528	266,374	152,004	151,605
Accrued interest payable	436	436	314	314
Level 3 inputs:
Certificates of deposit	570,206	569,256	548,902	548,520

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and the Bank as of June 30, 2017 and December 31, 2016 are presented in the following tables:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes*		Action Provisions
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to Adjusted Average Assets
Consolidated	$196,744	9.18%	$85,717	4.00%	N/A	N/A
Bear State Bank	207,091	9.67%	85,678	4.00%	$107,098	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$196,744	10.85%	$81,576	4.50%	N/A	N/A
Bear State Bank	207,091	11.43%	81,536	4.50%	$117,774	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$196,744	10.85%	$108,768	6.00%	N/A	N/A
Bear State Bank	207,091	11.43%	108,714	6.00%	$144,952	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$213,827	11.80%	$145,025	8.00%	N/A	N/A
Bear State Bank	224,174	12.37%	144,952	8.00%	$181,190	10.00%

December 31, 2016
Tier 1 Capital to Adjusted Average Assets
Consolidated	$186,604	9.47%	$78,840	4.00%	N/A	N/A
Bear State Bank	204,319	10.38%	78,710	4.00%	$98,388	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$186,604	11.04%	$76,084	4.50%	N/A	N/A
Bear State Bank	204,319	12.10%	76,017	4.50%	$109,802	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$186,604	11.04%	$101,445	6.00%	N/A	N/A
Bear State Bank	204,319	12.10%	101,355	6.00%	$135,141	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$202,188	11.96%	$135,261	8.00%	N/A	N/A
Bear State Bank	219,903	13.02%	135,141	8.00%	$168,926	10.00%

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

Dividends. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions. In addition, the Bank is subject to limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. ASBD regulations specify that the maximum dividend state banks may pay to the parent company in any calendar year without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the FRB, the maximum dividend that may be paid without prior approval by the FRB is the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  At June 30, 2017, the Bank had approximately $22.6 million available for payment of dividends to the Company without prior regulatory approval from the ASBD and approximately $16.8 million available for payment of dividends to the Company without prior regulatory approval from the FRB.

The principal source of the Company’s revenues is dividends from the Bank. Our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank.

Repurchase Program. During the three and six months ended June 30, 2017, the Company did not repurchase any shares of its common stock. The Company’s share repurchase program was initially approved by the Board of Directors on March 13, 2015 and amended on April 20, 2016, whereby the Company is authorized to repurchase up to $2 million of its common stock (the “Repurchase Program”). As of June 30, 2017, the Company had $2 million remaining under the Repurchase Program.

17.	SUBSEQUENT EVENTS

On July 26, 2017, the Company announced that the Board of Directors authorized a $0.03 per share cash dividend to shareholders of record at the close of business on August 7, 2017 payable on August 21, 2017.

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

OVERVIEW

The Company’s net income increased 47% to $6.7 million, or $0.18 per diluted common share, for the three months ended June 30, 2017 compared to $4.5 million or $0.12 per diluted common share for the three months ended June 30, 2016. The Company’s net income increased 47% $11.6 million, or $0.31 per diluted common share, for the six months ended June 30, 2017 compared to $7.9 million, or $0.21 per diluted common share, for the six months ended June 30, 2016. Factors that impacted the increases in net income for the comparative periods include:

●

Increased net interest income by 12% to $18.7 million and $37.5 million for the three and six months ended June 30, 2017, respectively, compared to $16.6 million and $33.5 million for the same periods in 2016;

●

Improved operating efficiency as indicated by an improvement in the efficiency ratio to 55% and 59% for the three and six months ended June 30, 2017, respectively, compared to 72% and 73% for the same periods in 2016;

●

Improved the efficiency and cost-effectiveness of our operations in 2017 by consolidating three retail branch locations and transitioning three branch locations to personalized technology centers equipped with ITMs; and

●	Improved nonperforming assets to total assets ratio to 0.78% at June 30, 2017 compared to 0.94% at December 31, 2016 and 1.08% at June 30, 2016.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for the second quarter of 2017 was $18.7 million compared to $16.6 million for the same period in 2016. Net interest income for the six months ended June 30, 2017 was $37.5 million compared to $33.5 million for the same period in 2016. The increases in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for the second quarter of 2017 was $21.2 million compared to $18.5 million for the same period in 2016. Interest income for the six months ended June 30, 2017 was $42.2 million compared to $37.3 million for the same period in 2016. The increases in interest income for the three and six months ended June 30, 2017 compared to the same periods in 2016 were primarily due to increases in the average balances of loans receivable and investment securities and an increase in the yield earned on investment securities.

Interest Expense.   Interest expense for the second quarter of 2017 was $2.5 million compared to $1.9 million for the same period in 2016. Interest expense for the six months ended June 30, 2017 was $4.7 million compared to $3.8 million for the same period in 2016. The increases in interest expense for the three and six months ended June 30, 2017 compared to the same periods in 2016 were primarily due to an increase in the average balance of other borrowings and an increase in the average rate paid on deposit accounts, partially offset by a decrease in the average rate paid on borrowings.

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

	Three Months Ended June 30,
	2017 vs. 2016
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$1,964	$(82)	$(9)	$1,873
Investment securities	409	190	83	682
Other interest-earning assets	30	24	9	63
Total interest-earning assets	2,403	132	83	2,618

Interest expense:
Deposits	48	79	2	129
Other borrowings	613	(63)	(118)	432
Total interest-bearing liabilities	661	16	(116)	561
Net change in net interest income	$1,742	$116	$199	$2,057

	Six Months Ended June 30,
	2017 vs. 2016
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$3,748	$(74)	$(8)	$3,666
Investment securities	618	409	129	1,156
Other interest-earning assets	24	26	4	54
Total interest-earning assets	4,390	361	125	4,876

Interest expense:
Deposits	97	191	6	294
Other borrowings	1,031	(163)	(250)	618
Total interest-bearing liabilities	1,128	28	(244)	912
Net change in net interest income	$3,262	$333	$369	$3,964

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

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,659,830	$19,392	4.69%	$1,492,504	$17,519	4.71%
Investment securities(2)	271,402	1,618	2.39	188,808	936	1.99
Other interest-earning assets	59,330	143	0.97	43,069	80	0.75
Total interest-earning assets	1,990,562	21,153	4.26	1,724,381	18,535	4.31
Noninterest-earning assets	199,678			213,341
Total assets	$2,190,240			$1,937,722
Interest-bearing liabilities:
Deposits	$1,435,630	1,737	0.49	$1,394,262	1,608	0.46
Other borrowings	286,019	759	1.06	99,467	327	1.32
Total interest-bearing liabilities	1,721,649	2,496	0.58	1,493,729	1,935	0.52
Noninterest-bearing deposits	220,511			215,766
Noninterest-bearing liabilities	5,817			1,640
Total liabilities	1,947,977			1,711,135
Stockholders' equity	242,263			226,587
Total liabilities and stockholders' equity	$2,190,240			$1,937,722

Net interest income		$18,657			$16,600
Net earning assets	$268,913			$230,652
Interest rate spread			3.68%			3.79%
Net interest margin			3.76%			3.86%
Ratio of interest-earning assets to Interest-bearing liabilities			115.62%			115.44%

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,634,005	$38,871	4.80%	$1,476,798	$35,205	4.81%
Investment securities(2)	259,942	3,113	2.41	197,533	1,957	2.00
Other interest-earning assets	45,029	218	0.98	39,319	164	0.84
Total interest-earning assets	1,938,976	42,202	4.39	1,713,650	37,326	4.39
Noninterest-earning assets	202,427			215,630
Total assets	$2,141,403			$1,929,280
Interest-bearing liabilities:
Deposits	$1,424,943	3,417	0.48	$1,382,011	3,123	0.46
Other borrowings	254,565	1,293	1.02	100,736	675	1.35
Total interest-bearing liabilities	1,679,508	4,710	0.57	1,482,747	3,798	0.52
Noninterest-bearing deposits	217,009			218,837
Noninterest-bearing liabilities	5,615			2,214
Total liabilities	1,902,132			1,703,798
Stockholders' equity	239,271			225,482
Total liabilities and stockholders' equity	$2,141,403			$1,929,280

Net interest income		$37,492			$33,528
Net earning assets	$259,468			$230,903
Interest rate spread			3.82%			3.87%
Net interest margin			3.90%			3.95%
Ratio of interest-earning assets to Interest-bearing liabilities			115.45%			115.57%

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

Management determined that provisions for loan losses of $821,000 and $533,000 were required for the three months ended June 30, 2017 and 2016, respectively, and $2.2 million and $1.0 million were required for the six months ended June 30, 2017 and 2016, respectively, to maintain the ALLL at an adequate level. Management determined the necessity of the provision and the amount thereof taking into consideration (i) loans originated by the Bank during the period, (ii) changes in the overall portfolio of nonperforming and classified loans of the Bank, (iii) the credit quality of the Bank’s loan portfolio, (iv) ALLL coverage of classified loans and (v) discount balance of acquired loans. The ALLL as a percentage of loans receivable was 1.03% at June 30, 2017 and 1.00% at December 31, 2016. The ALLL as a percentage of nonaccrual loans was 104.00% at June 30, 2017 compared to 89.69% at December 31, 2016. The ALLL as a percentage of classified loans was 42.24% at June 30, 2017 compared to 29.48% at December 31, 2016. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A quarterly review is completed on purchased credit impaired (“PCI”) loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $4.7 million for the three months ended June 30, 2017 increased from $4.3 million for the same period in 2016. Total noninterest income of $8.9 million for the six months ended June 30, 2017 increased from $8.0 million for the same period in 2016. The increases in the three and six month comparison periods were primarily due to increases in deposit fee income and earnings on bank owned life insurance which included a claim of $395,000 recognized in the second quarter of 2017.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense and other operating expense. Total noninterest expense for the three months ended June 30, 2017 was $12.8 million, which was a decrease of $2.2 million or 14.6% from $15.0 million during the same period in 2016. Total noninterest expense for the six months ended June 30, 2017 was $27.2 million, which was a decrease of $3.1 million or 10.2% from $30.3 million during the same period in 2016. The variances in certain noninterest expense items are further explained in the following paragraphs.

Salaries and Employee Benefits. Salaries and employee benefits decreased $1.1 million and $1.3 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decreases in salaries expense for the three and six months ended June 30, 2017 compared to the same periods in 2016 were primarily due to a decrease in the average number of full time equivalent employees. Salaries expense for the six months ended June 30, 2017 included $1.1 million of severance expense, primarily due to severance of $0.8 million accrued upon the departure of our former CEO in January 2017. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Salaries	$5,432	$6,333	$(901)	$11,960	$12,716	$(756)
Payroll taxes	431	527	(96)	1,033	1,207	(174)
Insurance	490	528	(38)	1,010	1,137	(127)
401(k) plan expenses	95	94	1	199	189	10
Other retirement plans	46	43	3	92	86	6
Stock compensation	276	331	(55)	558	769	(211)
Other	1	1	--	2	3	(1)
Total	$6,771	$7,857	$(1,086)	$14,854	$16,107	$(1,253)

Advertising and Public Relations. The decrease in advertising and public relations expense of $0.3 million or 36.2% for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to expenses associated with the integration of Metropolitan in the first quarter of 2016.

Income Taxes. The provision for income taxes was $3.1 million, or an effective tax rate of 31.6%, and $5.4 million, or an effective tax rate of 31.7%, for the three and six months ended June 30, 2017, respectively, compared to $847,000, or an effective tax rate of 15.7%, and $2.3 million, or an effective tax rate of 22.5%, for the same periods in 2016. Income tax provisions for the three and six months ended June 30, 2017 increased compared to the same periods in 2016 primarily due to an increase in taxable income in the three and six months periods in 2017 partially offset by the recording of a valuation allowance reversal of $897,000 on deferred tax assets in the second quarter of 2016.

CHANGES IN FINANCIAL CONDITITION

Loans Receivable. Changes in loan composition between June 30, 2017 and December 31, 2016, are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase
	2017	2016	(Decrease)	% Change

One- to four-family residential	$396,550	$389,107	$7,443	1.9%
Multifamily residential	96,325	92,460	3,865	4.2
Nonfarm nonresidential	535,824	495,173	40,651	8.2
Farmland	97,881	94,018	3,863	4.1
Construction and land development	131,046	125,785	5,261	4.2
Total real estate loans	1,257,626	1,196,543	61,083	5.1

Commercial	364,194	323,096	41,098	12.7

Consumer	36,624	36,265	359	1.0

Total loans receivable	1,658,444	1,555,904	102,540	6.6
Unearned discounts and net deferred loan costs	275	485	(210)	(43.3)
Allowance for loan and lease losses	(17,083)	(15,584)	(1,499)	9.6

Loans receivable, net	$1,641,636	$1,540,805	$100,831	6.5%

Total loans receivable increased $102.5 million to $1.66 billion at June 30, 2017, compared to $1.56 billion at December 31, 2016. The change in the Bank’s loan portfolio was primarily due to increases in nonfarm nonresidential and commercial loans as a result of a greater emphasis on this line of business partially offset by loans paid off and principal payments made during the period.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated (dollars in thousands).

	June 30, 2017		December 31, 2016
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$6,866	0.30%	$6,709	0.33%	$157
Multifamily	119	0.01%	--	--	119
Nonfarm nonresidential	7,172	0.31%	5,177	0.25%	1,995
Farmland	1,023	0.05%	783	0.04%	240
Construction and land development	212	0.01%	463	0.02%	(251)
Commercial	844	0.04%	4,071	0.20%	(3,227)
Consumer	190	0.01%	173	0.01%	17

Total nonaccrual loans	16,426	0.73%	17,376	0.85%	(950)

Accruing loans 90 days or more past due	--	--	--	--	--

Real estate owned, net	1,103	0.05%	1,945	0.09%	(842)

Total nonperforming assets	17,529	0.78%	19,321	0.94%	(1,792)
Performing restructured loans	1,194	0.05%	4,804	0.23%	(3,610)

Total nonperforming assets and performing restructured loans (1)	$18,723	0.83%	$24,125	1.17%	$(5,402)

(1)

The table does not include substandard loans which were judged not to be impaired totaling $22.8 million at June 30, 2017 and $30.7 million at December 31, 2016 or acquired ASC 310-30 purchased credit impaired loans which are considered performing.

(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	June 30, 2017		December 31, 2016		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$4,615	28.1%	$1,442	8.3%	$3,173	19.8%
Over 90 days past due	5,006	30.5	5,784	33.3	(778)	(2.8)
30-89 days past due	501	3.0	1,027	5.9	(526)	(2.9)
Not past due	6,304	38.4	9,123	52.5	(2,819)	(14.1)
	$16,426	100.0%	$17,376	100.0%	$(950)	--

The following table presents nonaccrual loan activity for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016

Balance of nonaccrual loans—beginning of period	$17,376	$19,340
Loans added to nonaccrual status	7,233	4,601
Net cash payments	(4,071)	(2,849)
Loans returned to accrual status	(3,654)	(1,019)
Charge-offs to the ALLL	(272)	(254)
Transfers to REO	(186)	(517)

Balance of nonaccrual loans—end of period	$16,426	$19,302

Real Estate Owned. Changes in the composition of real estate owned during the period ended June 30, 2017 are presented in the following table (dollars in thousands).

	January 1, 2017	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain	June 30, 2017
One- to four-family residential	$904	$233	$(15)	$(890)	$103	$335
Land	368	207	(86)	(5)	--	484
Nonfarm nonresidential	673	--	(2)	(468)	81	284
Total	$1,945	$440	$(103)	$(1,363)	$184	$1,103

(1)	Net sales proceeds include $24,000 of loans made by the Bank to facilitate the sale of real estate owned.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of June 30, 2017 and December 31, 2016, the Bank did not have any assets classified as doubtful or loss.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Nonaccrual loans	$16,426	$17,376	$19,302
Accruing classified loans	24,013	35,495	30,514
Classified loans	40,439	52,871	49,816
Real estate owned	1,103	1,945	2,190

Total classified assets	$41,542	$54,816	$52,006

Texas Ratio (1)	7.8%	8.8%	10.2%
Classified Assets Ratio (2)	18.5%	24.9%	24.7%

(1)	Defined as the ratio of nonperforming loans and real estate owned to the Bank’s Tier 1 capital plus the ALLL.
(2)	Defined as the ratio of classified assets to the Bank’s Tier 1 capital plus the ALLL.

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

The Company considers the ALLL totaling approximately $17.1 million to be appropriate based on evaluations of the management of the Bank of the loan portfolio and the losses inherent in the loan portfolio as of June 30, 2017. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Six Months Ended June 30,
	2017	2016
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,658,444	$1,482,712
Average loans outstanding	$1,634,005	$1,476,798
Allowance at beginning of period	$15,584	$14,550
Charge-offs:
One- to four-family residential	(73)	(169)
Multifamily residential	--	(1)
Nonfarm nonresidential	--	(9)
Farmland	(203)	--
Construction and land development	--	--
Commercial	(224)	(78)
Consumer (1)	(262)	(169)
Purchased credit impaired	(45)	(576)
Total charge-offs	(807)	(1,002)
Recoveries:
One- to four-family residential	10	22
Multifamily residential	--	--
Nonfarm nonresidential	--	--
Farmland	--	--
Construction and land development	4	59
Commercial	3	5
Consumer (1)	73	44
Purchased credit impaired	45	51
Total recoveries	135	181
Net charge-offs	(672)	(821)
Total provisions for losses	2,171	1,022
Allowance at end of period	$17,083	$14,751

ALLL as a percentage of total loans outstanding at end of period	1.03%	0.99%

Net loans charged-off as a percentage of average loans outstanding	0.08%	0.03%

ALLL as a percentage of nonaccrual loans	104.00%	76.42%

(1)

Consumer loan charge-offs include overdraft charge-offs of $236,000 and $138,000 for the six months ended June 30, 2017 and 2016, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $71,000 and $41,000 for the six months ended June 30, 2017 and 2016, respectively.

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

	June 30, 2017		December 31, 2016
	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$4,111	23.75%	$3,896	24.83%
Multifamily residential	1,062	5.81	962	5.94
Nonfarm nonresidential	3,991	32.29	3,210	31.34
Farmland	1,006	5.90	863	6.04
Construction and land development	2,011	7.81	1,791	7.99
Commercial	4,089	21.92	3,909	20.73
Consumer	348	2.21	360	2.33
Purchased credit impaired	465	0.31	593	0.80
Total	$17,083	100.0%	$15,584	100.00%

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities (in thousands):

	June 30, 2017	December 31, 2016	Increase (Decrease)
Available for Sale
U.S. Treasuries and government agencies	$5,615	$5,631	$(16)
Municipal securities	96,579	87,050	9,529
Residential mortgage-backed securities	103,681	95,795	7,886
Corporate debt securities	5,163	--	5,163
Total available for sale	$211,038	$188,476	$22,562

Held to Maturity
Municipal securities	$42,953	$26,977	$15,976
Total held to maturity	$42,953	$26,977	$15,976

The increase in investment securities was due to purchases made to provide a better risk adjusted return.  The overall yield of the investment portfolio improved to 2.60% at June 30, 2017 compared to 2.52% at December 31, 2016 and 2.21% at June 30, 2016.

DEPOSITS

Deposits. Changes in the composition of deposits between June 30, 2017 and December 31, 2016, are presented in the following table (dollars in thousands).

	June 30,	December 31,	Increase
	2017	2016	(Decrease)	% Change

Checking accounts	$758,023	$724,137	$33,886	4.7%
Money market accounts	209,600	206,388	3,212	1.6
Savings accounts	165,417	164,653	764	0.5
Certificates of deposit	570,206	548,902	21,304	3.9

Total deposits	$1,703,246	$1,644,080	$59,166	3.6%

The increase in certificates of deposit was primarily related to an increase in brokered certificates of deposit. The increase in checking accounts was primarily due to fluctuations in existing customers’ account balances.

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

At June 30, 2017 and December 31, 2016, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below (in thousands). At June 30, 2017, the Company had no interests in non-consolidated special purpose entities.

	June 30, 2017	December 31, 2016

Commitments to extend or originate loans	$91,791	$80,265
Rate lock agreements with customers	14,215	14,079
Funded mortgage loans committed to sell	7,470	8,954
Unadvanced portion of construction loans	78,803	75,365
Unused lines of credit	132,940	132,796
Standby letters of credit	3,749	2,870
Overdraft protection limits	16,361	16,585

Total unfunded commitments to originate loans for sale and the related commitments to sell included above totaled $14.2 million at June 30, 2017, all of which meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at June 30, 2017.

Historically, a very small percentage of predetermined overdraft limits have been used. At June 30, 2017, overdrafts of accounts with Bounce ProtectionTM represented usage of 1.88% of the limit.

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

At June 30, 2017, the Bank’s unused borrowing availability primarily consisted of (1) $255.4 million of available borrowing capacity with the FHLB, (2) $116.6 million of investment securities available to pledge for federal funds or other borrowings and (3) $103.0 million of available unsecured federal funds borrowing lines. In addition, at June 30, 2017, the Company had available borrowing capacity of $13.7 million with an unaffiliated bank.

At June 30, 2017, the Company’s consolidated liquidity ratio was approximately 13.0% which represents liquid assets as a percentage of deposits and short-term borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 27.6%, which represents liquid assets plus borrowing capacity with the FHLB and correspondent banks as a percentage of deposits and short-term borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds and brokered deposits described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy the current and projected operations of the Company and the Bank.

At June 30, 2017, the Company’s leverage, common equity tier 1, tier 1 risk-based and total risk-based capital ratios were 9.18%, 10.85%, 10.85% and 11.80%, respectively, compared to capital adequacy requirements of 4%, 4.5%, 6% and 8%, respectively. See Note 16 to the Consolidated Financial Statements – “Regulatory Matters” for more information about the Company’s and the Bank’s capital requirements and ratios.

The loan agreement governing the line of credit and notes payable to an unaffiliated bank contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 50%, a maximum classified asset ratio of 50% and a minimum Tier 1 leverage ratio of 8% for the Bank. At June 30, 2017, the Company was in compliance with the applicable covenants imposed by the loan agreement.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the twelve month period commencing July 1, 2017. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at year-end will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous, parallel and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities.

Changes in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400 +300 +200 +100 -100 -200 -300 -400	-1.1% -0.4% 0.1% 0.6% -6.2% Not meaningful Not meaningful Not meaningful

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

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BEAR STATE FINANCIAL, INC.

Date:	August 3, 2017	By:	/s/ Matt Machen
Matt Machen
President and Chief Executive Officer

Date:	August 3, 2017	By:	/s/ Sherri Billings
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