Form 10-Q
period 2017-09-30
BEAR STATE FINANCIAL, INC.
filed 2017-11-03
CIK 1006424

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 27, 2017, there were issued and outstanding 37,729,837 shares of the Registrant's Common Stock, par value $.01 per share.

BEAR STATE FINANCIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

BEAR STATE FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

Cash and cash equivalents	$80,571	$78,789
Interest-bearing time deposits in banks	4,075	4,571
Available for sale securities, at fair value	205,392	188,476
Held to maturity securities, at amortized cost (fair value of $42,446 and $25,090, respectively)	42,879	26,977
Other investment securities, at cost	24,802	13,759
Loans receivable, net of allowance of $18,682 and $15,584, respectively	1,692,463	1,540,805
Loans held for sale	7,258	8,954
Accrued interest receivable	8,027	7,006
Real estate owned, net	1,461	1,945
Office properties and equipment, net	51,353	54,049
Office properties and equipment held for sale	4,669	5,337
Cash surrender value of life insurance	57,794	57,267
Goodwill	40,196	40,196
Core deposit intangibles, net	9,587	10,353
Deferred tax asset, net	7,277	11,619
Prepaid expenses and other assets	3,655	3,072

TOTAL	$2,241,459	$2,053,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest bearing deposits	$232,004	$223,038
Interest bearing deposits	1,357,132	1,421,042
Total deposits	1,589,136	1,644,080
Securities sold under agreement to repurchase	21,629	19,114
Other borrowings	372,316	152,004
Other liabilities	9,169	4,550

Total liabilities	1,992,250	1,819,748

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—5,000,000 shares authorized; none issued at September 30, 2017 or December 31, 2016	--	--
Common stock, $0.01 par value—100,000,000 shares authorized; 37,729,837 and 37,618,597 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	377	376
Additional paid-in capital	210,049	209,274
Accumulated other comprehensive income (loss)	256	(1,436)
Retained earnings	38,527	25,213

Total stockholders’ equity	249,209	233,427

TOTAL	$2,241,459	$2,053,175

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except earnings per share)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME:
Loans receivable	$20,184	$17,808	$59,055	$53,012
Investment securities:
Taxable	726	467	2,015	1,477
Nontaxable	950	508	2,773	1,456
Other	234	66	452	230
Total interest income	22,094	18,849	64,295	56,175

INTEREST EXPENSE:
Deposits	1,855	1,662	5,272	4,785
Other borrowings	1,103	352	2,396	1,027
Total interest expense	2,958	2,014	7,668	5,812

NET INTEREST INCOME	19,136	16,835	56,627	50,363

PROVISION FOR LOAN LOSSES	1,863	643	4,034	1,665

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,273	16,192	52,593	48,698

NONINTEREST INCOME:
Net gain on sales of investment securities	--	21	48	19
Deposit fee income	2,519	2,253	7,509	6,639
Earnings on life insurance policies	406	414	1,625	1,247
Gain on sales of loans	1,003	1,368	3,071	3,454
Other	263	277	808	960

Total noninterest income	4,191	4,333	13,061	12,319

NONINTEREST EXPENSES:
Salaries and employee benefits	6,913	7,618	21,767	23,725
Net occupancy expense	1,681	1,826	5,255	5,652
Real estate owned, net	(38)	(381)	(31)	(379)
FDIC insurance	248	224	774	870
Amortization of intangible assets	255	255	766	766
Data processing	1,415	1,341	4,307	4,180
Professional fees	408	545	1,431	1,700
Advertising and public relations	342	419	893	1,284
Postage and supplies	207	273	631	889
Other	2,829	1,280	5,705	5,036

Total noninterest expenses	14,260	13,400	41,498	43,723

INCOME BEFORE INCOME TAXES	7,204	7,125	24,156	17,294

INCOME TAX PROVISION	2,072	2,384	7,450	4,668

NET INCOME	$5,132	$4,741	$16,706	$12,626

Basic earnings per common share	$0.14	$0.13	$0.44	$0.34

Diluted earnings per common share	$0.14	$0.13	$0.44	$0.33

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$5,132	$4,741	$16,706	$12,626
Other comprehensive income:
Unrealized holding gains (losses) on investment securities arising during the period	585	(359)	2,789	1,946
Less: reclassification adjustments for realized loss (gain) included in net income	--	(21)	(48)	(19)
Other comprehensive income, before tax effect	585	(380)	2,741	1,927
Tax effect	(224)	146	(1,049)	(738)
Other comprehensive income (loss)	361	(234)	1,692	1,189
COMPREHENSIVE INCOME	$5,493	$4,507	$18,398	$13,815

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands, except share data)
(Unaudited)

	Issued			Accumulated Other		Total
	Common Stock		Additional Paid-	Comprehensive	Retained	Stockholders’
	Shares	Amount	In Capital	Income (Loss)	Earnings	Equity
BALANCE – January 1, 2017	37,618,597	$376	$209,274	$(1,436)	$25,213	$233,427

Net income	--	--	--	--	16,706	16,706
Other comprehensive income	--	--	--	1,692	--	1,692
Shares issued – restricted stock unit vesting, net of shares withheld for employee taxes	55,798	--	(276)	--	--	(276)
Shares issued – stock options exercised	55,442	1	306	--	--	307
Stock compensation	--	--	745	--	--	745
Dividends distributed - $0.09 per common share	--	--	--	--	(3,392)	(3,392)

BALANCE – September 30, 2017	37,729,837	$377	$210,049	$256	$38,527	$249,209

See notes to unaudited condensed consolidated financial statements.

BEAR STATE FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

OPERATING ACTIVITIES:
Net income	$16,706	$12,626
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,034	1,665
Provision for real estate losses	117	302
Deferred tax provision	3,291	5,115
Deferred tax valuation allowance	--	(897)
Net amortization of premiums on investment securities	1,410	950
Federal Home Loan Bank stock dividends	(112)	(26)
Loss (gain) on sales of fixed assets, net	4	(970)
Impairment on office properties held for sale	634	987
Gain on sales of real estate owned and repossessed assets, net	(267)	(862)
Gain on sales of investment securities, net	(48)	(19)
Originations of loans held for sale	(98,657)	(124,450)
Proceeds from sales of loans originated for sale	103,424	121,235
Gain on sales of loans originated to sell	(3,071)	(3,454)
Depreciation	2,566	2,842
Amortization of deferred loan costs, net	407	824
Accretion of purchased loans, net	(3,561)	(3,837)
Amortization of other intangible assets	766	766
Stock compensation	745	1,032
Earnings on life insurance policies	(1,625)	(1,247)
Changes in operating assets and liabilities:
Accrued interest receivable	(1,021)	(537)
Prepaid expenses and other assets	(562)	(1,062)
Other liabilities	4,619	(48)

Net cash provided by operating activities	29,799	10,935

INVESTING ACTIVITIES:
Net decrease in federal funds sold	--	18
Purchases of interest bearing time deposits in banks	(1,485)	(2,341)
Redemptions of interest bearing time deposits in banks	1,981	8,451
Purchases of held to maturity (“HTM”) securities	(16,093)	(10,383)
Purchases of available for sale (“AFS”) securities	(40,447)	(64,964)
Proceeds from sales of AFS securities	2,069	30,386
Proceeds from maturities/calls/paydowns of AFS securities	23,032	47,844
Purchases of other investments	(10,931)	(4,244)
Redemptions of other investments	--	1,995
Net loan disbursements	(144,134)	(41,260)
Loan participations purchased	(12,036)	(23,631)
Loan participations sold	2,245	9,044
Proceeds from sales of real estate owned and repossessed assets	2,209	3,779
Proceeds from sales of office properties and equipment	1,251	1,899
Purchases of office properties and equipment	(1,298)	(1,723)
Purchases of bank owned life insurance	--	(3,000)
Proceeds from settlement of bank owned life insurance	1,098	--

Net cash used in investing activities	(192,539)	(48,130)

(Continued)

BEAR STATE FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(54,944)	$45,840
Proceeds from long term Federal Home Loan Bank (“FHLB”) advances	85,223	40,245
Repayment of long term FHLB advances	(85,424)	(20,425)
Net change in short term FHLB advances	230,000	6,800
Proceeds from other borrowings	2,400	4,800
Repayment of other borrowings	(11,887)	(1,144)
Net increase in securities sold under agreement to repurchase	2,515	1,436
Proceeds from exercise of stock options	307	130
Shares withheld for payment of employee payroll taxes	(276)	(180)
Repurchase of common stock	--	(3,672)
Dividends distributed	(3,392)	(1,879)

Net cash provided by financing activities	164,522	71,951

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,782	34,756

CASH AND CASH EQUIVALENTS:
Beginning of period	78,789	52,131

End of period	$80,571	$86,887

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$7,342	$5,834

Cash paid for income taxes	$1,206	$892

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$1,411	$1,389

Sales of real estate owned financed by the Bank	$24	$146

Investment securities traded—not settled	$--	$972

Office properties transferred to office properties held for sale	$1,428	$7,364

See notes to unaudited condensed consolidated financial statements.	(Concluded)

BEAR STATE FINANCIAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank (the “Bank”), is a community oriented bank providing a broad line of financial products to individuals and business customers.  As of September 30, 2017, the Bank operates 42 branches, three personalized technology centers equipped with interactive teller machines (“ITMs”) and three loan production offices throughout Arkansas, Missouri and Southeast Oklahoma. On June 28, 2016, the Bank converted from a national bank to an Arkansas state-chartered bank.

On August 22, 2017, the Company and the Bank entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Arvest Bank, an Arkansas banking corporation (“Arvest”), and Arvest Acquisition Sub, Inc., an Arkansas corporation and a wholly-owned subsidiary of Arvest (“Acquisition Sub”), pursuant to which Arvest will acquire the Company by merging Acquisition Sub with and into the Company with the Company surviving as a wholly-owned subsidiary of Arvest (the “Merger”).

Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding as of the effective time of the Merger will be converted into a right to receive $10.28 per share, payable in cash. The Merger is expected to close in the fourth quarter of 2017 or first quarter of 2018 and is subject to customary closing conditions, including both regulatory approval and approval by the Company’s shareholders.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiary described above. Intercompany transactions and balances have been eliminated in consolidation.

Operating Segments— The Company’s operations are organized on a regional basis. While the chief decision-makers monitor revenue streams of various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Each region provides a group of similar community banking products and services, including loans, time deposits, and checking and savings accounts. The individual regions have similar operating and economic characteristics and are reported as one aggregated operating segment.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Those adjusting entries consist only of normal recurring adjustments.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements of the Company and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, contained in the Company’s 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet of the Company as of December 31, 2016, included herein has been derived from the audited consolidated balance sheet of the Company as of that date.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718). This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU requires all excess income tax benefits and tax deficiencies on share based payment awards to be recognized in the income statement when the awards vest or are settled and likewise changes the calculation of assumed proceeds in applying the treasury stock method for calculating diluted earnings per share. It also allows an employer to make a policy election to account for forfeitures as they occur. The ASU also eliminates the guidance in Topic 718 that was indefinitely deferred. The Company adopted the amendments beginning January 1, 2017. The Company’s adoption of the ASU primarily resulted in a change in presentation in the statement of cash flows of employee taxes withheld in shares of Company stock from operating activities to financing activities. The other provisions either were not applicable or did not have a material impact on the Company’s financial statements. The Company’s stock based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies. However, the magnitude of any income tax benefits or deficiencies in the future will depend on the Company’s stock price at the dates awards vest or are settled.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The objective of the ASU is to expand the simplification of the subsequent measurement of goodwill to include public business entities and not-for-profit entities. The simplification eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. For public companies that are SEC filers, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to adopt this ASU effective with its September 30, 2017 annual impairment testing. The Company concluded that its goodwill is not impaired as of September 30, 2017. The adoption of this ASU did not have an impact on the Company’s financial position or results of operations.

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

Accounting Standards Not Yet Effective—

In May 2014, the FASB issued ASU 2014-09, creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The FASB also issued the following amendments to ASU No. 2014-09 to provide clarification on the guidance: ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU applies to all leases and is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The previous standards did not require lessees to recognize operating leases on the balance sheet. This ASU provides for accounting requirements so that lessees will be required to recognize the rights and obligations associated with operating leases. The guidance on lessor accounting was not fundamentally changed with this ASU. For public entities, ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, however, early adoption is permitted. The Company has formed a committee and is in the process of collecting data and evaluating the impact this ASU will have on its financial statements and will subsequently implement new processes and update current accounting policies to comply with the amendments of this ASU.

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

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in the ASU change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this ASU recharacterize the indefinite deferral of certain provisions of Topic 480, Distinguishing Liabilities from Equity, that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public entities, ASU 2017-11 Part I is effective for interim and annual periods beginning after December 15, 2018; however, early adoption is permitted. The amendments in Part II of this ASU do not require any transition guidance because those amendments do not have an accounting effect. The adoption of this ASU is not expected to have an impact on the Company’s financial statements as the Company has not historically issued financial instruments that include down round features.

In August 2017, the FASB issued ASU 2017-12—Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this ASU also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. For public entities, ASU 2017-12 is effective for interim and annual periods beginning after December 15, 2018; however, early adoption is permitted. The adoption of this ASU is not expected to have an impact on the Company’s financial statements as the Company does not currently have any hedging relationships.

3.	INVESTMENT SECURITIES

Investment securities consisted of the following as of the dates indicated (in thousands):

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$4,999	$--	$(26)	$4,973
Municipal securities	94,028	900	(456)	94,472
Residential mortgage-backed securities	100,952	485	(710)	100,727
Corporate debt securities	5,000	220	--	5,220

Total available for sale	$204,979	$1,605	$(1,192)	$205,392

Held to maturity
Municipal securities	$42,879	$234	$(667)	$42,446

Total held to maturity	$42,879	$234	$(667)	$42,446

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$5,657	$5	$(31)	$5,631
Municipal securities	88,276	343	(1,569)	87,050
Residential mortgage-backed securities	96,870	348	(1,423)	95,795

Total available for sale	$190,803	$696	$(3,023)	$188,476

Held to maturity
Municipal securities	$26,977	$16	$(1,903)	$25,090

Total held to maturity	$26,977	$16	$(1,903)	$25,090

The mortgage-backed portfolios at September 30, 2017 and December 31, 2016 were composed entirely of residential mortgage-backed securities issued or guaranteed by GNMA, FNMA or FHLMC.

The following tables summarize the gross unrealized losses and fair value of the Company's investments classified as available for sale and held to maturity with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$2,498	$3	$1,977	$23	$4,475	$26
Municipal securities	33,349	491	14,814	632	48,163	1,123
Residential mortgage-backed securities	33,989	202	25,884	508	59,873	710

Total	$69,836	$696	$42,675	$1,163	$112,511	$1,859

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$1,969	$31	$--	$--	$1,969	$31
Municipal securities	73,194	3,472	--	--	73,194	3,472
Residential mortgage-backed securities	78,725	1,423	--	--	78,725	1,423

Total	$153,888	$4,926	$--	$--	$153,888	$4,926

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

The Company has pledged investment securities with fair values of approximately $120.7 million at September 30, 2017 and $140.6 million at December 31, 2016, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $21.6 million at September 30, 2017 and $19.1 million at December 31, 2016, for securities sold under agreements to repurchase.

The following table sets forth the amount (dollars in thousands) of investment securities that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2017. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	September 30, 2017
	Available for Sale			Held to Maturity
			Weighted			Weighted
	Amortized Cost	Fair Value	Average Rate	Amortized Cost	Fair Value	Average Rate

Within one year	$5,857	$5,860	1.65%	$--	$--	--
Due from one year to five years	15,912	15,938	2.21%	--	--	--
Due from five years to ten years	20,368	20,810	3.50%	6,532	6,602	2.20%
Due after ten years	61,890	62,057	2.90%	36,347	35,844	2.80%
	104,027	104,665	2.85%	42,879	42,446	2.71%
Residential mortgage-backed securities	100,952	100,727	2.35%	--	--	--
Total	$204,979	$205,392	2.60%	$42,879	$42,446	2.71%

As of September 30, 2017 and December 31, 2016, investment securities with an amortized cost totaling approximately $136.6 million and $93.8 million, respectively, have call options held by the issuer, of which approximately $24.9 million and $27.4 million, respectively, are or were callable within one year.

Sales of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Sales proceeds	$--	$22,297	$2,069	$30,386

Gross realized gains	$--	$97	$48	$195
Gross realized losses	--	(76)	--	(176)
Net gains on sales of investment securities	$--	$21	$48	$19

4.	LOANS RECEIVABLE

Loans receivable consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Real estate:
One- to four-family residential	$393,082	$389,107
Multifamily residential	92,837	92,460
Nonfarm nonresidential	568,318	495,173
Farmland	99,189	94,018
Construction and land development	147,071	125,785
Commercial	373,464	323,096
Consumer	36,859	36,265
Total loans receivable	1,710,820	1,555,904
Unearned discounts and net deferred loan costs	325	485
Allowance for loan and lease losses	(18,682)	(15,584)

Loans receivable—net	$1,692,463	$1,540,805

Loan Origination and Underwriting – The Bank employs several tools to manage risk in its loan portfolio. Prior to origination, a borrower’s ability to repay is analyzed by reviewing financial information with a comparison of the sustainability of these cash flows to the proposed loan terms, with consideration given to possible changes in underlying business and economic conditions. The financial strength and support offered by any guarantors to the loan is evaluated and any collateral offered is assessed using internal and external valuation resources. Finally, the credit request is compared against the Bank’s board-approved written lending policies and standards. The ongoing risk in the loan portfolio is managed through regularly reviewing loans to assess key credit elements, providing for an adequate allowance for loan losses and diversifying the portfolio based on certain metrics including industry and collateral types, loan purpose and underlying source of repayment.

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

Loans sold with servicing retained are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at September 30, 2017 and December 31, 2016 were $4.2 million and $14.7 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the periods ended September 30, 2017 and 2016 was not significant.

As of September 30, 2017 and December 31, 2016, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $22.6 million and $26.4 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas and were pledged for outstanding advances or available for future advances. The Bank also pledged a significant portion of its remaining loans at September 30, 2017 under a blanket lien with the FHLB.

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

	September 30, 2017	December 31, 2016	September 30, 2016
One- to four-family residential	$2,265	$2,714	$2,833
Nonfarm nonresidential	1,858	7,576	8,353
Farmland	29	53	58
Construction and land development	1,445	1,432	1,419
Commercial	524	556	570
Consumer	43	53	55
Total carrying value of PCI loans	$6,164	$12,384	$13,288
Outstanding principal balance of PCI loans	$8,652	$15,468	$17,676

The following table documents changes for the nine months ended September 30, 2017 and 2016 to the amount of accretable yield on loans evaluated in accordance with the provisions of FASB ASC Topic 310-30 (in thousands).

	2017	2016
Balance at January 1	$890	$1,370
Accretion	(972)	(622)
Adjustments to accretable differences due to:
Reclassification from nonaccretable difference	2,082	1,328
Changes in expected cash flows that do not affect nonaccretable differences	(695)	(868)
Transfers to real estate owned	10	5
Balance at September 30	$1,315	$1,213

Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans are presented below (in thousands):

September 30, 2017	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$2,801	$2,638	$387,643	$393,082
Multifamily residential	--	--	92,837	92,837
Nonfarm nonresidential	1,835	5,566	560,917	568,318
Farmland	416	550	98,223	99,189
Construction and land development	146	197	146,728	147,071
Commercial	1,276	1,137	371,051	373,464
Consumer	352	116	36,391	36,859
Total	$6,826	$10,204	$1,693,790	$1,710,820

December 31, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$4,472	$2,750	$381,885	$389,107
Multifamily residential	119	--	92,341	92,460
Nonfarm nonresidential	1,651	1,317	492,205	495,173
Farmland	131	649	93,238	94,018
Construction and land development	20	522	125,243	125,785
Commercial	413	503	322,180	323,096
Consumer	422	81	35,762	36,265
Total	$7,228	$5,822	$1,542,854	$1,555,904

As of September 30, 2017 and December 31, 2016, there were $0.5 million and $0.8 million, respectively, of PCI loans acquired in the merger with FNSC that were 90 days or more past due and accruing. Restructured loans totaled $5.6 million as of September 30, 2017 and $6.0 million as of December 31, 2016, with $4.4 million and $1.2 million of such restructured loans on nonaccrual status at September 30, 2017 and December 31, 2016, respectively.

The following table presents age analyses of nonaccrual loans as of the dates indicated (in thousands):

September 30, 2017	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$683	$2,460	$3,748	$6,891
Nonfarm nonresidential	1,186	5,421	1,521	8,128
Farmland	240	550	384	1,174
Construction and land development	--	128	79	207
Commercial	42	1,008	250	1,300
Consumer	12	116	39	167
Total	$2,163	$9,683	$6,021	$17,867

December 31, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,194	$2,332	$3,183	$6,709
Nonfarm nonresidential	94	1,156	3,927	5,177
Farmland	41	650	92	783
Construction and land development	13	450	--	463
Commercial	229	386	3,456	4,071
Consumer	39	78	56	173
Total	$1,610	$5,052	$10,714	$17,376

As of September 30, 2017 and December 31, 2016, there were $3.0 million and $1.0 million, respectively, of loans in the process of foreclosure, of which $0.9 million and $0.5 million were one- to four-family residential mortgage loans at September 30, 2017 and December 31, 2016, respectively.

The following tables summarize information pertaining to impaired loans as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 (in thousands). The tables below do not include ASC 310-30 PCI loans which are disclosed separately above.

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Unpaid Principal Balance	Recorded Investment	Valuation Allowance
Impaired loans with a valuation allowance:
One- to four-family residential	$242	$220	$68	$244	$229	$74
Multifamily	--	--	--	--	--	--
Nonfarm nonresidential	--	--	--	--	--	--
Farmland	--	--	--	--	--	--
Construction and land development	--	--	--	--	--	--
Commercial	434	434	333	1,865	1,788	488
Consumer	5	5	5	5	5	5
	681	659	406	2,114	2,022	567

Impaired loans without a valuation allowance:
One- to four-family residential	9,060	6,862	--	8,704	6,677	--
Multifamily	--	--	--	--	--	--
Nonfarm nonresidential	10,179	8,760	--	11,022	9,421	--
Farmland	1,214	1,174	--	1,226	783	--
Construction and land development	370	278	--	728	539	--
Commercial	1,409	1,152	--	2,893	2,570	--
Consumer	174	162	--	184	168	--
	22,406	18,388	--	24,757	20,158	--
Total impaired loans	$23,087	$19,047	$406	$26,871	$22,180	$567

	Three Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$222	$2	$233	$2
Nonfarm nonresidential	--	--	698	--
Farmland	--	--	--	--
Construction and land development	--	--	--	--
Commercial	217	--	3,209	--
Consumer	5	--	5	--
	444	2	4,145	2

Impaired loans without a valuation allowance:
One- to four-family residential	6,849	--	7,177	--
Multifamily	60	--	75	--
Nonfarm nonresidential	8,287	9	4,842	--
Farmland	1,099	--	802	--
Construction and land development	282	1	576	1
Commercial	1,141	4	860	--
Consumer	174	--	198	--
	17,892	14	14,530	1
Total impaired loans	$18,336	$16	$18,675	$3

Interest based on original terms		$255		$277

Interest income recognized on a cash basis on impaired loans		$--		$--

	Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$225	$5	$357	$5
Nonfarm nonresidential	--	--	1,129	--
Farmland	95	--	118	--
Construction and land development	--	--	94	--
Commercial	997	--	2,707	--
Consumer	5	--	5	--
	1,322	5	4,410	5

Impaired loans without a valuation allowance:
One- to four-family residential	6,777	--	7,173	1
Multifamily	60	--	134	--
Nonfarm nonresidential	8,861	9	4,715	--
Farmland	971	--	730	--
Construction and land development	404	4	606	4
Commercial	1,803	13	1,438	--
Consumer	180	--	209	--
	19,056	26	15,005	5
Total impaired loans	$20,378	$31	$19,415	$10

Interest based on original terms		$862		$832

Interest income recognized on a cash basis on impaired loans		$--		$--

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

Based on analyses performed at September 30, 2017 and December 31, 2016, the risk categories of loans are as follows (in thousands):

	September 30, 2017
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$381,310	$153	$11,619	$393,082
Multifamily residential	92,837	--	--	92,837
Nonfarm nonresidential	553,832	295	14,191	568,318
Farmland	96,981	--	2,208	99,189
Construction and land development	138,483	--	8,588	147,071
Commercial	369,750	--	3,714	373,464
Consumer	36,549	--	310	36,859
Total	$1,669,742	$448	$40,630	$1,710,820

	December 31, 2016
	Pass/ Not Rated	Special Mention	Substandard	Total
One- to four-family residential	$375,287	$206	$13,614	$389,107
Multifamily residential	92,460	--	--	92,460
Nonfarm nonresidential	473,343	314	21,516	495,173
Farmland	92,131	--	1,887	94,018
Construction and land development	116,269	--	9,516	125,785
Commercial	317,069	--	6,027	323,096
Consumer	35,953	1	311	36,265
Total	$1,502,512	$521	$52,871	$1,555,904

As of September 30, 2017 and December 31, 2016, the Bank did not have any loans classified as doubtful or loss.

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

The following table summarizes TDRs as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$191	3	$93	5	$284
Nonfarm nonresidential	1	632	2	4,323	3	4,955
Construction and land development	1	71	1	--	2	71
Commercial	1	286	--	--	1	286
Consumer	--	--	1	5	1	5

Total	5	$1,180	7	$4,421	12	$5,601

December 31, 2016	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$197	6	$315	8	$512
Nonfarm nonresidential	1	4,244	3	410	4	4,654
Farmland	--	--	1	250	1	250
Construction and land development	1	76	2	215	3	291
Commercial	1	287	--	--	1	287
Consumer	--	--	1	5	1	5

Total	5	$4,804	13	$1,195	18	$5,999

No loans were restructured as TDRs during the three months ended September 30, 2017 or 2016. Loans receivable that were restructured as TDRs during the nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Nine Months Ended September 30, 2017

		Balance	Balance at	Nature of Modification
	Number of Loans	Prior to TDR	September 30, 2017	Payment Term (1)	Other
Nonfarm nonresidential	1	$642	$632	$642	$--

Total	1	$642	$632	$642	$--

_________________________

(1)	The borrower’s payment was lowered for the remainder of the term resulting in an extended amortization term.

	Nine Months Ended September 30, 2016

		Balance	Balance at	Nature of Modification
	Number of Loans	Prior to TDR	September 30, 2016	Payment Term (2)	Other
Commercial	1	$35	$--	$35	$--

Total	1	$35	$--	$35	$--

_________________________

(2)	Concessions represent skipped payments, maturity date extensions or amortization term extensions.

The Bank had one loan totaling $4.2 million for which a payment default occurred during the nine months ended September 30, 2017 that had been modified as a TDR within 12 months or less of the payment default. There were no loans receivable for which a payment default occurred during the three months ended September 30, 2017 or 2016 or during the nine months ended September 30, 2016 that had been modified as a TDR within 12 months or less of the payment default.

As of September 30, 2017 and December 31, 2016, the Bank was not committed to lend additional funds to any customer whose loan was classified as a TDR.

5.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three months ended September 30, 2017 and 2016 (in thousands):

	June 30, 2017	Provision (Reversals)	Charge-offs	Recoveries	September 30, 2017

One- to four-family residential	$4,111	$234	$(52)	$10	$4,303
Multifamily residential	1,062	(26)	--	--	1,036
Nonfarm nonresidential	3,991	268	--	--	4,259
Farmland	1,006	42	--	48	1,096
Construction and land development	2,011	135	--	16	2,162
Commercial	4,089	877	(59)	23	4,930
Consumer	348	354	(265)	14	451
Purchased credit impaired	465	(21)	(20)	21	445
Total	$17,083	$1,863	$(396)	$132	$18,682

	June 30, 2016	Provision (Reversals)	Charge-offs	Recoveries	September 30, 2016

One- to four-family residential	$3,892	$132	$(171)	$10	$3,863
Multifamily residential	779	168	--	--	947
Nonfarm nonresidential	3,146	(143)	--	10	3,013
Farmland	716	76	--	--	792
Construction and land development	1,569	(65)	--	2	1,506
Commercial	3,603	295	(5)	3	3,896
Consumer	174	167	(108)	17	250
Purchased credit impaired	872	13	(62)	22	845
Total	$14,751	$643	$(346)	$64	$15,112

The tables below provide a rollforward of the ALLL by portfolio segment for the nine months ended September 30, 2017 and 2016 (in thousands):

	January 1, 2017	Provision (Reversals)	Charge-offs	Recoveries	September 30, 2017

One- to four-family residential	$3,896	$512	$(125)	$20	$4,303
Multifamily residential	962	74	--	--	1,036
Nonfarm nonresidential	3,210	1,049	--	--	4,259
Farmland	863	388	(203)	48	1,096
Construction and land development	1,791	351	--	20	2,162
Commercial	3,909	1,279	(283)	25	4,930
Consumer	360	530	(526)	87	451
Purchased credit impaired	593	(149)	(65)	66	445
Total	$15,584	$4,034	$(1,202)	$266	$18,682

	January 1, 2016	Provision (Reversals)	Charge-offs	Recoveries	September 30, 2016

One- to four-family residential	$3,870	$301	$(340)	$32	$3,863
Multifamily residential	665	283	(1)	--	947
Nonfarm nonresidential	3,599	(587)	(9)	10	3,013
Farmland	714	78	--	--	792
Construction and land development	1,456	(11)	--	61	1,506
Commercial	2,565	1,406	(83)	8	3,896
Consumer	166	301	(277)	60	250
Purchased credit impaired	1,515	(106)	(638)	74	845
Total	$14,550	$1,665	$(1,348)	$245	$15,112

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of September 30, 2017 and December 31, 2016 (in thousands):

	Allowance for Loan and Lease Losses			Loan Balances
September 30, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$68	$4,235	$223	$7,082	$383,735	$2,265
Multifamily residential	--	1,036	--	--	92,837	--
Nonfarm nonresidential	--	4,259	11	8,760	557,700	1,858
Farmland	--	1,096	--	1,174	97,986	29
Construction and land development	--	2,162	--	278	145,348	1,445
Commercial	333	4,597	211	1,586	371,354	524
Consumer	5	446	--	167	36,649	43
Total	$406	$17,831	$445	$19,047	$1,685,609	$6,164

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$74	$3,822	$277	$6,906	$379,487	$2,714
Multifamily residential	--	962	--	--	92,460	--
Nonfarm nonresidential	--	3,210	89	9,421	478,176	7,576
Farmland	--	863	--	783	93,182	53
Construction and land development	--	1,791	--	539	123,814	1,432
Commercial	488	3,421	227	4,358	318,182	556
Consumer	5	355	--	173	36,039	53
Total	$567	$14,424	$593	$22,180	$1,521,340	$12,384

A summary of the activity in the allowance for losses on real estate owned is as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Balance—beginning of period	$373	$3,825	$459	$4,268

Provisions for estimated losses	14	289	117	302
Losses charged off	--	(3,402)	(189)	(3,858)

Balance—end of period	$387	$712	$387	$712

6.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016

Land and land improvements	$10,492	$10,896
Buildings and improvements	47,035	48,059
Furniture and equipment	13,969	13,126
Automobiles and other	222	222

Total	71,718	72,303

Accumulated depreciation	(20,365)	(18,254)

Office properties and equipment—net	$51,353	$54,049

Depreciation expense for the nine months ended September 30, 2017 and 2016 was approximately $2.6 million and $2.8 million, respectively.

At September 30, 2017, office properties held for sale included six properties with an aggregate carrying value totaling $4.7 million. Office properties held for sale are carried at the lower of carrying amount or fair value less estimated costs to sell. During the nine months ended September 30, 2017, five properties were sold at a net loss of $8,000. During the nine months ended September 30, 2016, two properties were sold resulting in a net gain of $1.1 million. Impairment charges of $279,000 and $640,000 were recognized for the three months ended September 30, 2017 and 2016, respectively, and $634,000 and $987,000 were recognized for the nine months ended September 30, 2017 and 2016, respectively. Impairment charges and realized gains and losses on office properties held for sale are recorded in other noninterest expense in the consolidated statements of income.

7.	GOODWILL AND CORE DEPOSIT INTANGIBLES - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. At September 30, 2017, goodwill consisted of $25.7 million related to the FNSC acquisition which is not deductible for tax purposes and $14.5 million related to the Metropolitan acquisition which is deductible for tax purposes. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. The Company performed its annual impairment test of goodwill as of September 30, 2017 and no impairment of the Company’s goodwill was indicated. The Company’s core deposit intangible is related to the core deposit premiums of First National Bank of Hot Springs, Heritage Bank and Metropolitan. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangible for the nine months ended September 30, 2017 and the year ended December 31, 2016, were as follows (in thousands):

	September 30, 2017	December 31, 2016

Balance—beginning of period	$10,353	$11,374

Amortization expense	(766)	(1,021)

Balance—end of period	$9,587	$10,353

The Company’s projected amortization expense for the remainder of 2017 is approximately $0.3 million and approximately $1.0 million in each of the years ending December 31, 2018 through 2022, and $4.3 million thereafter.

8.	DEPOSITS

Deposits as of September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016

Checking accounts	$722,702	$724,137
Money market accounts	216,522	206,388
Savings accounts	163,823	164,653
Certificates of deposit	486,089	548,902

Total	$1,589,136	$1,644,080

Overdrafts of checking accounts of $300,000 and $389,000 at September 30, 2017 and December 31, 2016, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of September 30, 2017 and December 31, 2016, the Bank had $56.1 million and $37.1 million, respectively, of brokered deposits.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $259.1 million and $298.3 million at September 30, 2017 and December 31, 2016, respectively. The aggregate amount of time deposits in denominations of $250 thousand or more was approximately $107.9 million and $120.4 million at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017, scheduled maturities of certificates of deposit were as follows (in thousands):

Amount

Within one year	$323,813
One to two years	84,498
Two to three years	37,327
Three to four years	18,519
Four to five years	14,670
Over five years	7,262

Total	$486,089

9.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Securities sold under agreements to repurchase totaled $21.6 million and $19.1 million at September 30, 2017 and December 31, 2016, respectively. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received from Bank customers in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the consolidated statements of financial condition and are disclosed in Note 3. The fair value of the collateral pledged to a third party is monitored and additional collateral is pledged or returned, as deemed appropriate.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
Municipal securities	$7,544	$--	$--	$--	$7,544
Residential mortgage-backed securities	14,085	--	--	--	14,085
Total	$21,629	$--	$--	$--	$21,629

	December 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
Municipal securities	$3,318	$--	$--	$--	$3,318
Residential mortgage-backed securities	15,796	--	--	--	15,796
Total	$19,114	$--	$--	$--	$19,114

At September 30, 2017, the Company and the Bank had unused credit lines allowing contingent access to overnight borrowings of up to $103.0 million on an unsecured basis.

10.	OTHER BORROWINGS

Other borrowings are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016

Federal Home Loan Bank advances with rates ranging from 1.12% to 5.57% maturing through July 1, 2027	$359,791	$129,992
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month London Interbank Offered Rate (“LIBOR”), reset quarterly, interest payments due quarterly, maturing May 30, 2019	2,400	4,950
Term notes payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	10,125	17,062

Total	$372,316	$152,004

Federal Home Loan Bank. At September 30, 2017 and December 31, 2016, FHLB advances included $300.0 million and $70.0 million, respectively, of advances with original maturities of one year or less. The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family residential mortgage loans and a blanket lien on substantially all remaining loans. Additionally, as of September 30, 2017, the Bank has FHLB letters of credit totaling $60.0 million, of which $25.0 million matures in the fourth quarter of 2017 and $35.0 million matures in the first quarter of 2018. The letters of credit were used to secure public deposits and certain other deposits as of September 30, 2017 and December 31, 2016.

Notes Payable. The line of credit and notes payable to an unaffiliated bank are collateralized by 100% of the stock of the Bank. The loan agreement governing the line of credit and notes payable contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 50%, a maximum classified asset ratio of 50% and Tier 1 Leverage ratio of 8%. At September 30, 2017, the Company was in compliance with the applicable covenants imposed by the loan agreement.

At September 30, 2017, scheduled maturities of other borrowings were as follows (in thousands):

	Weighted
	Average
	Rate	Amount

Within one year	1.18%	$346,997
One to two years	2.73	17,465
Two to three years	2.37	451
Three to four years	2.11	631
Four to five years	2.51	1,336
Over five years	2.71	5,436

Total	1.28%	$372,316

11.	INCOME TAXES

The provisions for income taxes are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016

Income tax provision:
Current:
Federal	$3,935	$254
State	224	196
Total current	4,159	450

Deferred:
Federal	2,234	4,351
State	1,057	764
Valuation allowance	--	(897)
Total deferred	3,291	4,218

Total	$7,450	$4,668

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2017		2016

Taxes at statutory federal income tax rate	$8,455	35.0%	$6,053	35.0%
Increase (decrease) resulting from:
Graduated tax rates	--	--	(31)	(0.2)
State income tax—net of federal benefits	832	3.4	619	3.6
Valuation allowance—net	--	--	(897)	(5.2)
Earnings on life insurance policies	(543)	(2.2)	(411)	(2.4)
Nontaxable investments	(903)	(3.7)	(436)	(2.5)
Other—net	(391)	(1.7)	(229)	(1.3)

Total	$7,450	30.8%	$4,668	27.0%

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

The Company’s temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016

Deferred tax assets:
Allowance for loan and lease losses	$7,328	$8,278
Discount on purchased loans	1,395	2,044
Real estate owned	719	263
Section 382 net operating loss carryforward	1,928	1,976
Net operating loss carryforward	--	1,346
Nonaccrual loan interest	1,269	1,471
Unrealized loss on securities available for sale	--	891
Other	1,460	1,923

Total deferred tax assets	14,099	18,192

Deferred tax liabilities:
Office properties	(2,741)	(2,964)
Core deposit intangibles	(2,142)	(2,293)
Prepaid expenses and other	(1,939)	(1,316)

Total deferred tax liabilities	(6,822)	(6,573)

Net deferred tax asset	$7,277	$11,619

A financial institution may, for federal income tax purposes, carryback net operating losses (“NOL”) to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2017, the Company had a $5.5 million NOL for federal income tax purposes that will be carried forward, comprised of Internal Revenue Code (“IRC” or the “Code”) Section 382 NOL carryforwards that have an annual limit of $405,000 that can be utilized to offset taxable income. The Company does not have any remaining non-Section 382 federal NOL carryforwards. At September 30, 2017, the Company does not have any remaining unused NOL for Arkansas state income tax purposes.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined under Code Section 593(g)(2)(A)(ii). Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at September 30, 2017 or December 31, 2016. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

Prior to the quarter ended June 30, 2016, the Company had certain deferred tax assets related to net unrealized built-in losses (“NUBILs”) established under Code Section 382 on May 3, 2011, the date of the Company’s ownership change related to the initial investment by Bear State Financial Holdings, LLC (“BSF Holdings”). If these losses had been realized before May 3, 2016 (five years after the ownership change date), then they would not be allowed to be taken as a deduction and would have been permanently lost. If these losses were to be realized after May 3, 2016, then the future deduction for the losses is no longer limited. As a result of passing the five year anniversary date of the ownership change, during the second quarter of 2016 the Bank reversed the valuation allowance of $0.9 million for the remaining NUBILs.

The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of income. The Company had no interest or penalties related to income tax matters during the periods ended September 30, 2017 or 2016. The Company files consolidated income tax returns in the U.S. federal jurisdiction and the states of Arkansas and Missouri while the Bank files in the state of Oklahoma. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2014 and forward.

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

A summary of the stock option activity in the Company’s 2011 Plan for the nine months ended September 30, 2017, is presented below. No options have been granted since 2012.

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding—January 1, 2017	198,563	$6.73
Granted	--	$--
Exercised	55,442	$5.54
Forfeited	--	$--

Outstanding— September 30, 2017	143,121	$7.19
Exercisable— September 30, 2017	135,899	$7.09

The weighted average remaining contractual life of the outstanding options was 1.3 years and the aggregate intrinsic value of the options was approximately $440,000 at September 30, 2017. The weighted average remaining contractual life of options exercisable was 1.3 years and the aggregate intrinsic value of the exercisable options was approximately $431,000 at September 30, 2017.

As of September 30, 2017, there was $5,000 of total unrecognized compensation costs related to nonvested stock options under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 0.2 years. Compensation expense attributable to option awards totaled approximately $7,000 and $24,000 for the three month periods ended September 30, 2017 and 2016, respectively, and approximately $28,000 and $92,000 for the nine month periods ended September 30, 2017 and 2016, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to five years.

A summary of the RSU activity in the Company’s 2011 Plan for the nine months ended September 30, 2017, is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding—January 1, 2017	262,669	$8.41
Granted	47,766	$10.09
Vested	(83,470)	$8.20
Forfeited	(6,440)	$8.75

Outstanding— September 30, 2017	220,525	$8.85

As of September 30, 2017, there was $968,000 of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years. Compensation expense attributable to awards of RSUs totaled approximately $210,000 and $254,000 for the three month periods ended September 30, 2017 and 2016, respectively, and approximately $717,000 and $940,000 for the nine months ended September 30, 2017 and 2016, respectively.

Change in Control. Pursuant to the 2011 Plan, all unvested stock options and restricted stock units will vest in full upon the occurrence of a change in control transaction. In accordance with the terms of the Merger Agreement, all equity awards outstanding under the 2011 Plan at the effective time of the Merger, whether or not vested, will be cancelled and automatically converted into the right to receive a cash amount equal to (i) in the case of options, the aggregate number of shares of Company common stock subject to such option multiplied by the difference of $10.28 and the exercise price of such option and (ii) in the case of restricted stock units, $10.28 per unit.

Performance Awards. In January 2017, the Company’s Board of Directors approved the grant of performance-based restricted stock units (“PSUs”) to certain members of executive and operational management under the 2011 Plan for performance year 2017. PSUs are subject to the Company’s achievement of specified performance criteria for the year ended December 31, 2017. The value of the incentive can range from zero to 40% of the grantee’s base pay and will be paid 25% in cash and 75% in RSUs after the Compensation Committee or the Board has determined whether the performance goals have been achieved. The number of RSUs to be granted will be determined based on the dollar value of the award divided by the closing stock price on the date of grant following the performance period. The RSUs will vest 1/3 on the grant date and 1/3 on each of the next two anniversaries of the grant date. RSUs which have been granted pursuant to past performance awards are reflected in the RSU table above. The Company began accruing estimated compensation cost for performance awards as of the date of the Board’s action, which was determined to be the service inception date. Compensation expense recognized on the stock portion of performance awards totaled approximately $61,000 and $8,000 for the three month periods ended September 30, 2017 and 2016, respectively, and approximately $91,000 and $23,000 for the nine month periods ended September 30, 2017 and 2016, respectively.

The terms of the 2017 performance-based incentive awards provide that, if a change in control occurs during 2017, the 2017 performance-based incentive awards will become payable 100% in cash based on the Company’s core earnings per share through the last day of the calendar month ending prior to the change in control, with the performance measures of core earnings per share and cash payouts applicable to the awards prorated through that date.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	37,718,303	37,595,454	37,693,009	37,634,670
Effect of dilutive securities	202,713	211,965	201,899	197,558
Diluted weighted average shares outstanding	37,921,016	37,807,419	37,894,908	37,832,228

There were no antidilutive shares for the three or nine months ended September 30, 2017 or 2016.

14.	FAIR VALUE MEASUREMENTS

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2017 and December 31, 2016, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities, municipal bonds and corporate debt securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended September 30, 2017 or December 31, 2016.

The following table presents major categories of assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Available for sale investment securities:
U.S. Treasuries and government agencies	$4,973	$--	$4,973	$--
Municipal securities	94,472	--	94,472	--
Residential mortgage-backed securities	100,727	--	100,727	--
Corporate debt securities	5,220	--	5,220	--
Total	$205,392	$--	$205,392	$--

December 31, 2016
Available for sale investment securities:
U.S. Treasuries and government agencies	$5,631	$--	$5,631	$--
Municipal securities	87,050	--	87,050	--
Residential mortgage-backed securities	95,795	--	95,795	--
Total	$188,476	$--	$188,476	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The majority of the Bank’s impaired loans at September 30, 2017 and December 31, 2016 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs or adjustments to the ALLL.

Real Estate Owned, net

Real Estate Owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the nine months ended September 30, 2017 and 2016 were $117,000, and $302,000, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 (in thousands). The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the year with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Impaired loans	$2,832	$--	$--	$2,832
REO, net	645	--	--	645

December 31, 2016
Impaired loans	$7,105	$--	$--	$7,105
REO, net	963	--	--	963

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	September 30, 2017		December 31, 2016
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$80,571	$80,571	$78,789	$78,789
Level 2 inputs:
Held to maturity securities	42,879	42,446	26,977	25,090
Interest-bearing time deposits in banks	4,075	4,095	4,571	4,572
Other investment securities	24,802	24,802	13,759	13,759
Loans held for sale	7,258	7,258	8,954	8,954
Cash surrender value of life insurance	57,794	57,794	57,267	57,267
Accrued interest receivable	8,027	8,027	7,006	7,006
Level 3 inputs:
Loans receivable—net	1,692,463	1,696,254	1,540,805	1,551,099

FINANCIAL LIABILITIES:
Level 1 inputs:
Securities sold under agreement to repurchase	21,629	21,629	19,114	19,114
Level 2 inputs:
Checking, money market and savings accounts	1,103,047	1,103,047	1,095,178	1,095,178
Other borrowings	372,316	372,124	152,004	151,605
Accrued interest payable	640	640	314	314
Level 3 inputs:
Certificates of deposit	486,089	484,958	548,902	548,520

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

For securities sold under agreements to repurchase, the carrying amount approximates fair value (level 1). The fair value of checking accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date (level 2). The fair value of fixed-maturity certificates of deposit is estimated using the discount rates currently offered by the Bank for deposits of similar terms (level 3). The fair value of other borrowings is estimated using the rates for borrowings of similar remaining maturities at the reporting date (level 2). For accrued interest payable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments (level 2).

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

However, three shareholder lawsuits have been filed against the Company in connection with the proposed Merger with Arvest. The first action, Owens and Hurliman v. Massey, et al, Case No. 60CV-17-5022, is a putative class action that was first filed on September 11, 2017 in the Circuit Court of Pulaski County, Arkansas. An amended complaint was filed on October 13, 2017, and the action was removed to the United States District Court for the Eastern District of Arkansas on November 1, 2017. The complaint names the individual members of the Company board, as well as BSF Holdings, as defendants. The complaint generally alleges, among other things, that members of the Company board breached their fiduciary duties to the Company’s shareholders by (i) agreeing to sell the Company for an inadequate price, (ii) agreeing to inappropriate deal protection provisions in the merger agreement that may preclude the Company from soliciting any potential acquirers and limit the ability of the Company board to engage in discussions or negotiations for superior acquisition proposals, and (iii) disseminating a proxy statement that is materially incomplete and misleading. The complaint also alleges that Richard Massey and BSF Holdings, in their capacities as shareholders of the Company, breached fiduciary duties owed by them to the minority shareholders of the Company. The complaint seeks certification by the court as a shareholders’ class action, approval of the plaintiffs as proper plaintiff class representatives, injunctive relief enjoining the defendants from consummating the merger unless and until the Company (a) adopts and implements a procedure or process to obtain a merger agreement providing the best possible terms for shareholders and (b) supplements its proxy disclosure (or, in the event the merger is consummated, rescinding the merger or awarding rescissory damages). The complaint also seeks to recover costs and disbursement from the defendants, including attorneys’ fees and experts’ fees.

The second action, Reichert v. Bear State Financial, Inc., et al, Case No. 4:17-cv-654, was filed on October 11, 2017 in the United States District Court for the Eastern District of Arkansas. The third action, Parshall v. Bear State Financial, Inc., et al, Case No. 4:17-cv-669, is a putative class action filed on October 13, 2017 in the United States District Court for the Eastern District of Arkansas. The Reichert complaint names the Company and the individual members of the Company’s board as defendants. The Parshall complaint names the Company, the Bank, the individual members of the Company board and Arvest and Acquisition Sub as defendants. The Reichert and Parshall complaints generally allege, among other things, that defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by disseminating materially deficient and misleading disclosures in the proxy statement dated October 5, 2017 relating to the proposed Merger. The Reichert and Parshall complaints seek injunctive relief enjoining the defendants from consummating the Merger unless and until the Company discloses the material information identified in the complaints. The complaints also seek to recover rescissory damages against the defendants and costs associated with bringing the actions, including attorneys’ fees and experts’ fees.

The Company believes these allegations are without merit and intends to defend vigorously against these allegations. At this time, the Company is unable to state whether the likelihood of an unfavorable outcome of the lawsuits is probable or remote. The Company is also unable to provide an estimate of the range or amount of potential loss if the outcome should be unfavorable

17.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking regulators. The Bank is a state chartered bank jointly supervised by the Arkansas State Bank Department (“ASBD”) and the Board of Governors of the Federal Reserve System (“FRB”). The FRB is the primary regulator for the Company. Failure to meet minimum regulatory capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Company’s or the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and the Bank as of September 30, 2017 and December 31, 2016 are presented in the following tables:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes*		Action Provisions
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to Adjusted Average Assets
Consolidated	$201,385	9.16%	$87,932	4.00%	N/A	N/A
Bear State Bank	211,433	9.62%	87,905	4.00%	$109,881	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$201,385	10.84%	$83,631	4.50%	N/A	N/A
Bear State Bank	211,433	11.38%	83,571	4.50%	$120,714	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$201,385	10.84%	$111,508	6.00%	N/A	N/A
Bear State Bank	211,433	11.38%	111,428	6.00%	$148,571	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$220,067	11.84%	$148,677	8.00%	N/A	N/A
Bear State Bank	230,115	12.39%	148,571	8.00%	$185,714	10.00%

December 31, 2016
Tier 1 Capital to Adjusted Average Assets
Consolidated	$186,604	9.47%	$78,840	4.00%	N/A	N/A
Bear State Bank	204,319	10.38%	78,710	4.00%	$98,388	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$186,604	11.04%	$76,084	4.50%	N/A	N/A
Bear State Bank	204,319	12.10%	76,017	4.50%	$109,802	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$186,604	11.04%	$101,445	6.00%	N/A	N/A
Bear State Bank	204,319	12.10%	101,355	6.00%	$135,141	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$202,188	11.96%	$135,261	8.00%	N/A	N/A
Bear State Bank	219,903	13.02%	135,141	8.00%	$168,926	10.00%

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

Dividends. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause its stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions. In addition, the Bank is subject to limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. ASBD regulations specify that the maximum dividend state banks may pay to the parent company in any calendar year without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the FRB, the maximum dividend that may be paid without prior approval by the FRB is the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  At September 30, 2017, the Bank had approximately $20.7 million available for payment of dividends to the Company without prior regulatory approval from the ASBD and approximately $21.0 million available for payment of dividends to the Company without prior regulatory approval from the FRB.

The principal source of the Company’s revenues is dividends from the Bank. Our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank.

Repurchase Program. During the three and nine months ended September 30, 2017, the Company did not repurchase any shares of its common stock. The Company’s share repurchase program was initially approved by the Board of Directors on March 13, 2015 and amended on April 20, 2016, whereby the Company is authorized to repurchase up to $2 million of its common stock (the “Repurchase Program”). As of September 30, 2017, the Company had $2 million remaining under the Repurchase Program.

18.	SUBSEQUENT EVENTS

On October 18, 2017, the Company announced that the Board of Directors authorized a $0.03 per share cash dividend to shareholders of record at the close of business on November 1, 2017 payable on November 15, 2017.

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

OVERVIEW

The Company’s net income increased 8.3% to $5.1 million, or $0.14 per diluted common share, for the three months ended September 30, 2017 compared to $4.7 million or $0.13 per diluted common share for the three months ended September 30, 2016. The Company’s net income increased 32.3% to $16.7 million, or $0.44 per diluted common share, for the nine months ended September 30, 2017 compared to $12.6 million, or $0.33 per diluted common share, for the nine months ended September 30, 2016. Factors that impacted the increases in net income for the comparative periods include:

●

Increased net interest income to $19.1 million and $56.6 million for the three and nine months ended September 30, 2017, respectively, compared to $16.8 million and $50.4 million for the same periods in 2016;

●

Improved operating efficiency as indicated by an improvement in the efficiency ratio to 61% and 60% for the three and nine months ended September 30, 2017, respectively, compared to 63% and 70% for the same periods in 2016;

●

Improved efficiency and cost-effectiveness of our operations in 2017 by consolidating three retail branch locations and transitioning three branch locations to personalized technology centers equipped with ITMs during the nine months ended September 30, 2017; and

●	Improved nonperforming assets to total assets ratio to 0.85% at September 30, 2017 compared to 0.94% at December 31, 2016 and 0.95% at September 30, 2016.

MERGER

On August 22, 2017, the Company and the Bank entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Arvest Bank, an Arkansas banking corporation (“Arvest”), and Arvest Acquisition Sub, Inc., an Arkansas corporation and a wholly-owned subsidiary of Arvest (“Acquisition Sub”), pursuant to which Arvest will acquire the Company by merging Acquisition Sub with and into the Company with the Company surviving as a wholly-owned subsidiary of Arvest (the “Merger”).

Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding as of the effective time of the Merger will be converted into a right to receive $10.28 per share, payable in cash. The Merger is expected to close in the fourth quarter of 2017 or first quarter of 2018 and is subject to customary closing conditions, including both regulatory approval and approval by the Company’s shareholders.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for the third quarter of 2017 was $19.1 million compared to $16.8 million for the same period in 2016. Net interest income for the nine months ended September 30, 2017 was $56.6 million compared to $50.4 million for the same period in 2016. The increases in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income. Interest income for the third quarter of 2017 was $22.1 million compared to $18.8 million for the same period in 2016. Interest income for the nine months ended September 30, 2017 was $64.3 million compared to $56.2 million for the same period in 2016. The increases in interest income for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were primarily due to increases in the average balances of and the yields earned on loans receivable and investment securities.

Interest Expense.   Interest expense for the third quarter of 2017 was $3.0 million compared to $2.0 million for the same period in 2016. Interest expense for the nine months ended September 30, 2017 was $7.7 million compared to $5.8 million for the same period in 2016. The increases in interest expense for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were primarily due to an increase in the average balance of other borrowings and an increase in the average rate paid on deposit accounts.

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

	Three Months Ended September 30,
	2017 vs. 2016
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$2,163	$190	$23	$2,376
Investment securities	354	254	93	701
Other interest-earning assets	34	89	45	168
Total interest-earning assets	2,551	533	161	3,245

Interest expense:
Deposits	24	167	2	193
Other borrowings	784	(10)	(23)	751
Total interest-bearing liabilities	808	157	(21)	944
Net change in net interest income	$1,743	$376	$182	$2,301

	Nine Months Ended September 30,
	2017 vs. 2016
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$5,919	$112	$12	$6,043
Investment securities	974	661	220	1,855
Other interest-earning assets	64	124	34	222
Total interest-earning assets	6,957	897	266	8,120

Interest expense:
Deposits	132	345	10	487
Other borrowings	1,825	(164)	(292)	1,369
Total interest-bearing liabilities	1,957	181	(282)	1,856
Net change in net interest income	$5,000	$716	$548	$6,264

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

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,706,952	$20,184	4.69%	$1,522,106	$17,808	4.64%
Investment securities(2)	276,578	1,676	2.40	202,868	975	1.91
Other interest-earning assets	66,364	234	1.40	43,918	66	0.60
Total interest-earning assets	2,049,894	22,094	4.28	1,768,892	18,849	4.23
Noninterest-earning assets	196,437			212,690
Total assets	$2,246,331			$1,981,582
Interest-bearing liabilities:
Deposits	$1,411,163	1,855	0.52	$1,395,501	1,662	0.47
Other borrowings	354,199	1,103	1.24	109,751	352	1.27
Total interest-bearing liabilities	1,765,362	2,958	0.66	1,505,252	2,014	0.53
Noninterest-bearing deposits	225,383			239,886
Noninterest-bearing liabilities	7,027			4,686
Total liabilities	1,997,772			1,749,824
Stockholders' equity	248,559			231,758
Total liabilities and stockholders' equity	$2,246,331			$1,981,582

Net interest income		$19,136			$16,835
Net earning assets	$284,532			$263,640
Interest rate spread			3.62%			3.70%
Net interest margin			3.70%			3.78%
Ratio of interest-earning assets to Interest-bearing liabilities			116.12%			117.51%

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,658,587	$59,055	4.76%	$1,492,010	$53,012	4.75%
Investment securities(2)	265,549	4,788	2.41	199,324	2,933	1.97
Other interest-earning assets	52,218	452	1.16	40,863	230	0.75
Total interest-earning assets	1,976,354	64,295	4.35	1,732,197	56,175	4.34
Noninterest-earning assets	200,409			214,644
Total assets	$2,176,763			$1,946,841
Interest-bearing liabilities:
Deposits	$1,420,299	5,272	0.50	$1,386,540	4,785	0.46
Other borrowings	288,140	2,396	1.11	103,764	1,027	1.32
Total interest-bearing liabilities	1,708,439	7,668	0.60	1,490,304	5,812	0.52
Noninterest-bearing deposits	219,831			225,905
Noninterest-bearing liabilities	6,092			3,043
Total liabilities	1,934,362			1,719,252
Stockholders' equity	242,401			227,589
Total liabilities and stockholders' equity	$2,176,763			$1,946,841

Net interest income		$56,627			$50,363
Net earning assets	$267,915			$241,893
Interest rate spread			3.75%			3.82%
Net interest margin			3.83%			3.89%
Ratio of interest-earning assets to Interest-bearing liabilities			115.68%			116.23%

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

Management determined that provisions for loan losses of $1.9 million and $0.6 million were required for the three months ended September 30, 2017 and 2016, respectively, and $4.0 million and $1.7 million were required for the nine months ended September 30, 2017 and 2016, respectively, to maintain the ALLL at an adequate level. Management determined the necessity of the provision and the amount thereof taking into consideration (i) loans originated by the Bank during the period, (ii) changes in the overall portfolio of nonperforming and classified loans of the Bank, (iii) the credit quality of the Bank’s loan portfolio, (iv) ALLL coverage of classified loans and (v) discount balance of acquired loans. The increase in the provision was primarily attributable to loan originations and migration of acquired loans from the purchased loan portfolio to the originated loan portfolio. The ALLL as a percentage of loans receivable was 1.09% at September 30, 2017 and 1.00% at December 31, 2016. The ALLL as a percentage of nonaccrual loans was 104.56% at September 30, 2017 compared to 89.69% at December 31, 2016. The ALLL as a percentage of classified loans was 45.98% at September 30, 2017 compared to 29.48% at December 31, 2016. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A quarterly review is completed on purchased credit impaired (“PCI”) loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income of $4.2 million for the three months ended September 30, 2017 decreased from $4.3 million for the same period in 2016. Total noninterest income of $13.1 million for the nine months ended September 30, 2017 increased from $12.3 million for the same period in 2016. The decrease in the three month comparison period was primarily due to a decrease in gain on sales of loans due to a decrease in the number of loans sold during the quarter, slightly offset by an increase in deposit fee income. The increase in the nine month comparison period was primarily due to increases in deposit fee income and earnings on bank owned life insurance, offset by a decrease in gain on sales of loans.

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense and other operating expense. Total noninterest expense for the three months ended September 30, 2017 was $14.3 million, which was an increase of $0.9 million or 6.4% from $13.4 million during the same period in 2016. Total noninterest expense for the nine months ended September 30, 2017 was $41.5 million, which was a decrease of $2.2 million or 5.1% from $43.7 million during the same period in 2016. The variances in certain noninterest expense items are further explained in the following paragraphs.

Salaries and Employee Benefits. Salaries and employee benefits decreased $0.7 million and $2.0 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decreases in salaries expense for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were primarily due to a decrease in the average number of full time equivalent employees. Salaries expense for the nine months ended September 30, 2017 included $1.2 million of severance expense, primarily due to severance of $0.8 million accrued upon the departure of our former CEO in January 2017. The changes in the composition of this line item are presented below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Salaries	$5,620	$6,170	$(550)	$17,582	$18,886	$(1,304)
Payroll taxes	375	438	(63)	1,408	1,646	(238)
Insurance	487	572	(85)	1,497	1,710	(213)
401(k) plan expenses	98	106	(8)	296	294	2
Other retirement plans	51	45	6	143	130	13
Stock compensation	278	286	(8)	836	1,055	(219)
Other	4	1	3	5	4	1
Total	$6,913	$7,618	$(705)	$21,767	$23,725	$(1,958)

Other Noninterest Expense. Other noninterest expense increased $1.5 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in other noninterest expense for the three and nine month comparative periods was primarily related to expenses of $1.3 million associated with the Company’s pending transaction with Arvest, partially offset by decreases in certain expenses related to the Company’s efforts to improve its operational efficiency and the decrease in the number of branches.

Income Taxes. The provision for income taxes was $2.1 million, or an effective tax rate of 28.8%, and $7.5 million, or an effective tax rate of 30.8%, for the three and nine months ended September 30, 2017, respectively, compared to $2.4 million, or an effective tax rate of 33.5%, and $4.7 million, or an effective tax rate of 27.0%, for the same periods in 2016. Income tax provisions decreased for the third quarter of 2017 compared to the third quarter of 2016, primarily due to a tax rate adjustment of the federal deferred tax asset and increased nontaxable interest income. Income tax provisions for the nine months ended September 30, 2017 increased compared to the same period in 2016 primarily due to an increase in taxable income in 2017 partially offset by the recording of a valuation allowance reversal of $897,000 on deferred tax assets in the second quarter of 2016.

CHANGES IN FINANCIAL CONDITITION

Loans Receivable. Changes in loan composition between September 30, 2017 and December 31, 2016, are presented in the following table (dollars in thousands).

	September 30,	December 31,	Increase
	2017	2016	(Decrease)	% Change

One- to four-family residential	$393,082	$389,107	$3,975	1.0%
Multifamily residential	92,837	92,460	377	0.4
Nonfarm nonresidential	568,318	495,173	73,145	14.8
Farmland	99,189	94,018	5,171	5.5
Construction and land development	147,071	125,785	21,286	16.9
Total real estate loans	1,300,497	1,196,543	103,954	8.7

Commercial	373,464	323,096	50,368	15.6

Consumer	36,859	36,265	594	1.6

Total loans receivable	1,710,820	1,555,904	154,916	10.0
Unearned discounts and net deferred loan costs	325	485	(160)	(33.0)
Allowance for loan and lease losses	(18,682)	(15,584)	(3,098)	19.9

Loans receivable, net	$1,692,463	$1,540,805	$151,658	9.8%

Total loans receivable increased $154.9 million to $1.71 billion at September 30, 2017, compared to $1.56 billion at December 31, 2016. The change in the Bank’s loan portfolio was primarily due to increases in nonfarm nonresidential and commercial loans as a result of a greater emphasis on this line of business partially offset by loans paid off and principal payments made during the period.

ASSET QUALITY

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated (dollars in thousands).

	September 30, 2017		December 31, 2016
	Net (2)	% Total Assets	Net (2)	% Total Assets	Increase (Decrease)
Nonaccrual Loans:
One- to four-family residential	$6,891	0.30%	$6,709	0.33%	$182
Nonfarm nonresidential	8,128	0.35%	5,177	0.25%	2,951
Farmland	1,174	0.05%	783	0.04%	391
Construction and land development	207	0.01%	463	0.02%	(256)
Commercial	1,300	0.06%	4,071	0.20%	(2,771)
Consumer	167	0.01%	173	0.01%	(6)

Total nonaccrual loans	17,867	0.78%	17,376	0.85%	491

Accruing loans 90 days or more past due	--	--	--	--	--

Real estate owned, net	1,461	0.07%	1,945	0.09%	(484)

Total nonperforming assets	19,328	0.85%	19,321	0.94%	7
Performing restructured loans	1,180	0.05%	4,804	0.23%	(3,624)

Total nonperforming assets and performing restructured loans (1)	$20,508	0.90%	$24,125	1.17%	$(3,617)

(1)

The table does not include substandard loans which were judged not to be impaired totaling $21.6 million at September 30, 2017 and $30.7 million at December 31, 2016 or acquired ASC 310-30 purchased credit impaired loans which are considered performing.

(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs and interest payments recorded as reductions in principal balances for financial reporting purposes.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	September 30, 2017		December 31, 2016		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$3,831	21.4%	$1,442	8.3%	$2,389	13.1%
Over 90 days past due	6,331	35.4	5,784	33.3	547	2.1
30-89 days past due	1,847	10.4	1,027	5.9	820	4.5
Not past due	5,858	32.8	9,123	52.5	(3,265)	(19.7)
	$17,867	100.0%	$17,376	100.0%	$491	--

The following table presents nonaccrual loan activity for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016

Balance of nonaccrual loans—beginning of period	$17,376	$19,340
Loans added to nonaccrual status	10,691	5,343
Net cash payments	(4,546)	(3,653)
Loans returned to accrual status	(3,932)	(2,099)
Charge-offs to the ALLL	(337)	(344)
Transfers to REO	(1,385)	(1,099)

Balance of nonaccrual loans—end of period	$17,867	$17,488

Real Estate Owned. Changes in the composition of real estate owned during the period ended September 30, 2017 are presented in the following table (dollars in thousands).

	January 1, 2017	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain	September 30, 2017
One- to four-family residential	$904	$1,359	$(29)	$(1,526)	$138	$846
Land	368	207	(86)	(115)	35	409
Nonfarm nonresidential	673	--	(2)	(561)	96	206
Total	$1,945	$1,566	$(117)	$(2,202)	$269	$1,461

(1) Net sales proceeds include $24,000 of loans made by the Bank to facilitate the sale of real estate owned.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of September 30, 2017 and December 31, 2016, the Bank did not have any assets classified as doubtful or loss.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans	$17,867	$17,376	$17,488
Accruing classified loans	22,763	35,495	28,716
Classified loans	40,630	52,871	46,204
Real estate owned	1,461	1,945	1,576

Total classified assets	$42,091	$54,816	$47,780

Texas Ratio (1)	8.4%	8.8%	8.8%

Classified Assets Ratio (2)	18.3%	24.9%	22.1%

(1)	Defined as the ratio of nonperforming loans and real estate owned to the Bank’s Tier 1 capital plus the ALLL.
(2)	Defined as the ratio of classified assets to the Bank’s Tier 1 capital plus the ALLL.

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

The Company considers the ALLL totaling approximately $18.7 million to be appropriate based on evaluations of the management of the Bank of the loan portfolio and the losses inherent in the loan portfolio as of September 30, 2017. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Nine Months Ended September 30,
	2017	2016
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,710,820	$1,514,650
Average loans outstanding	$1,658,587	$1,492,010
Allowance at beginning of period	$15,584	$14,550
Charge-offs:
One- to four-family residential	(125)	(340)
Multifamily residential	--	(1)
Nonfarm nonresidential	--	(9)
Farmland	(203)	--
Construction and land development	--	--
Commercial	(283)	(83)
Consumer (1)	(526)	(277)
Purchased credit impaired	(65)	(638)
Total charge-offs	(1,202)	(1,348)
Recoveries:
One- to four-family residential	20	32
Multifamily residential	--	--
Nonfarm nonresidential	--	10
Farmland	48	--
Construction and land development	20	61
Commercial	25	8
Consumer (1)	87	60
Purchased credit impaired	66	74
Total recoveries	266	245
Net charge-offs	(936)	(1,103)
Total provisions for losses	4,034	1,665
Allowance at end of period	$18,682	$15,112

ALLL as a percentage of total loans outstanding at end of period	1.09%	1.00%

Net loans charged-off as a percentage of average loans outstanding	0.08%	0.10%

ALLL as a percentage of nonaccrual loans	104.56%	86.41%

(1)

Consumer loan charge-offs include overdraft charge-offs of $353,000 and $237,000 for the nine months ended September 30, 2017 and 2016, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $84,000 and $57,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

	September 30, 2017		December 31, 2016
	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One-to-four family residential	$4,303	22.84%	$3,896	24.83%
Multifamily residential	1,036	5.43	962	5.94
Nonfarm nonresidential	4,259	33.11	3,210	31.34
Farmland	1,096	5.80	863	6.04
Construction and land development	2,162	8.51	1,791	7.99
Commercial	4,930	21.80	3,909	20.73
Consumer	451	2.15	360	2.33
Purchased credit impaired	445	0.36	593	0.80
Total	$18,682	100.00%	$15,584	100.00%

INVESTMENT SECURITIES

The following table sets forth the carrying values of the Company's investment securities (in thousands):

	September 30, 2017	December 31, 2016	Increase (Decrease)
Available for Sale
U.S. Treasuries and government agencies	$4,973	$5,631	$(658)
Municipal securities	94,472	87,050	7,422
Residential mortgage-backed securities	100,727	95,795	4,932
Corporate debt securities	5,220	--	5,220
Total available for sale	$205,392	$188,476	$16,916

Held to Maturity
Municipal securities	$42,879	$26,977	$15,902
Total held to maturity	$42,879	$26,977	$15,902

The increase in investment securities was due to purchases made to provide a better risk adjusted return.  The overall yield of the investment portfolio improved to 2.63% at September 30, 2017 compared to 2.52% at December 31, 2016 and 2.22% at September 30, 2016.

DEPOSITS

Deposits. Changes in the composition of deposits between September 30, 2017 and December 31, 2016, are presented in the following table (dollars in thousands).

	September 30, 2017	December 31, 2016	Increase (Decrease)	% Change

Checking accounts	$722,702	$724,137	$(1,435)	(0.2)%
Money market accounts	216,522	206,388	10,134	4.9
Savings accounts	163,823	164,653	(830)	(0.5)
Certificates of deposit	486,089	548,902	(62,813)	(11.4)

Total deposits	$1,589,136	$1,644,080	$(54,944)	(3.3)%

The decrease in certificates of deposit was primarily related to decreases in retail and public fund certificates of deposit. The increase in money market accounts was primarily due to fluctuations in existing customers’ account balances.

OTHER LIABILITIES

Other liabilities increased $4.6 million between September 30, 2017 and December 31, 2016 primarily due to an increase of $2.9 million in income taxes payable related to an increase in taxable income in 2017 and the incurrence of liabilities totaling $0.5 million associated with the Company’s pending Merger with Arvest.

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

At September 30, 2017 and December 31, 2016, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below (in thousands). At September 30, 2017, the Company had no interests in non-consolidated special purpose entities.

	September 30, 2017	December 31, 2016

Commitments to extend or originate loans	$19,889	$80,265
Rate lock agreements with customers	11,829	14,079
Funded mortgage loans committed to sell	7,258	8,954
Unadvanced portion of construction loans	61,822	75,365
Unused lines of credit	124,513	132,796
Standby letters of credit	3,726	2,870
Overdraft protection limits	16,213	16,585

Total unfunded commitments to originate loans for sale and the related commitments to sell included above totaled $11.8 million at September 30, 2017, all of which meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at September 30, 2017.

Historically, a very small percentage of predetermined overdraft limits have been used. At September 30, 2017, overdrafts of accounts with Bounce Protection™ represented usage of 1.85% of the limit.

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

At September 30, 2017, the Bank’s unused borrowing availability primarily consisted of (1) $216.8 million of available borrowing capacity with the FHLB, (2) $127.6 million of investment securities available to pledge for federal funds or other borrowings and (3) $103.0 million of available unsecured federal funds borrowing lines. In addition, at September 30, 2017, the Company had available borrowing capacity of $12.4 million with an unaffiliated bank.

At September 30, 2017, the Company’s consolidated liquidity ratio was approximately 11.15% which represents liquid assets as a percentage of deposits and short-term borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 24.15%, which represents liquid assets plus borrowing capacity with the FHLB and correspondent banks as a percentage of deposits and short-term borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds and brokered deposits described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy the current and projected operations of the Company and the Bank.

At September 30, 2017, the Company’s leverage, common equity tier 1, tier 1 risk-based and total risk-based capital ratios were 9.16%, 10.84%, 10.84% and 11.84%, respectively, compared to capital adequacy requirements of 4%, 4.5%, 6% and 8%, respectively. See Note 17 to the Consolidated Financial Statements – “Regulatory Matters” for more information about the Company’s and the Bank’s capital requirements and ratios.

The loan agreement governing the line of credit and notes payable to an unaffiliated bank contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 50%, a maximum classified asset ratio of 50% and a minimum Tier 1 leverage ratio of 8% for the Bank. At September 30, 2017, the Company was in compliance with the applicable covenants imposed by the loan agreement.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the SEC and other oral and written statements or reports by the Company, the Bank or the management thereof, include certain forward-looking statements that are intended to come within the safe harbor afforded by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements presented herein with respect to, among other things, the Company’s or the Bank’s plans, objectives, expectations and intentions, the Merger, anticipated changes in noninterest expenses in future periods, changes in earnings, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, asset, and earnings growth, growth in new and existing customer relationships, potential resolution of litigation or other disputes, our intentions with respect to our investment securities, the payment of dividends and financial and other goals and plans are forward looking. These forward-looking statements include, without limitation, statements relating to the terms and closing of the proposed transaction between the Company and Arvest.  Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed in the Company’s filings with the SEC, the Company’s and Arvest’s ability to consummate the Merger or satisfy the conditions to the completion of the Merger, including the receipt of shareholder approval, the receipt of regulatory approvals required for the Merger on the terms expected or on the anticipated schedule; the failure of the proposed Merger to close for any other reason; occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the effect of the announcement of the Merger on customer relationships and operating results (including, without limitation, difficulties in maintaining relationships with employees or customers); the diversion of management time on transaction related issues;  general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Bank’s pricing, products and services, and with respect to the loans extended by the Bank and real estate owned, market prices of the property securing loans and the costs of collection and sales. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “will,” “should,” and similar expressions, or the negative thereof, as they relate to the Company, the Bank or the management thereof, are intended to identify forward-looking statements.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the twelve month period commencing October 1, 2017. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at year-end will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous, parallel and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities.

Changes in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	-3.5%
+300	-2.2%
+200	-1.1%
+100	--%
-100	-5.4%
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

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

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On September 11, 2017, a putative shareholder class action complaint challenging the merger, captioned Owens and Hurliman v. Massey, et al, Case No. 60CV-17-5022, was filed in the Circuit Court of Pulaski County, Arkansas. An amended complaint was filed on October 13, 2017, and the action was removed to the United States District Court for the Eastern District of Arkansas on November 1, 2017.  The complaint names the individual members of the Company’s board of directors, as well as BSF Holdings, as defendants. The complaint generally alleges, among other things, that members of the Company board breached their fiduciary duties to the Company’s shareholders by (i) agreeing to sell the Company for an inadequate price, (ii) agreeing to inappropriate deal protection provisions in the merger agreement that may preclude the Company from soliciting any potential acquirers and limit the ability of the Company board to engage in discussions or negotiations for superior acquisition proposals and (iii) disseminating a proxy statement that is materially incomplete and misleading. The complaint also alleges that Richard Massey and BSF Holdings, in their capacities as shareholders of the Company, breached fiduciary duties owed by them to the minority shareholders of the Company. The complaint seeks certification by the court as a shareholders’ class action, approval of the plaintiffs as proper plaintiff class representatives, injunctive relief enjoining the defendants from consummating the merger unless and until the Company (a) adopts and implements a procedure or process to obtain a merger agreement providing the best possible terms for shareholders and (b) supplements its proxy disclosure (or, in the event the merger is consummated, rescinding the merger or awarding rescissory damages). The complaint also seeks to recover costs and disbursement from the defendants, including attorneys’ fees and experts’ fees.

A second action, Reichert v. Bear State Financial, Inc., et al, Case No. 4:17-cv-654, was filed on October 11, 2017 in the United States District Court for the Eastern District of Arkansas. A third action, Parshall v. Bear State Financial, Inc., et al, Case No. 4:17-cv-669, is a putative class action filed on October 13, 2017 in the United States District Court for the Eastern District of Arkansas. The Reichert complaint names the Company and the individual members of the Company’s board of directors as defendants. The Parshall complaint names the Company, the Bank, the individual members of the Company’s board of directors and Arvest and Acquisition Sub as defendants. The Reichert and Parshall complaints generally allege, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act by disseminating materially deficient and misleading disclosures in the proxy statement dated October 5, 2017 relating to the proposed Merger. The Reichert and Parshall complaints seek injunctive relief enjoining the defendants from consummating the Merger unless and until the Company discloses the material information identified in the complaints. The complaints also seek to recover rescissory damages against the defendants and costs associated with bringing the actions, including attorneys’ fees and experts’ fees.

The Company believes that the claims in these lawsuits are wholly without merit and intends to defend them vigorously. It is possible that other potential plaintiffs may file additional lawsuits challenging the Merger. The outcome of the pending and any additional future litigation is uncertain. The lawsuits could result in costs to the Company, including costs associated with the indemnification of, and advancement of expenses for, directors and officers of the Company that are not covered by insurance. The defense or settlement of the lawsuits may adversely affect the Company’s business, financial condition, results of operations and cash flows.

Item 1A. Risk Factors

The Company and the Bank are subject to certain risks, including those described below and in Part I, Item 1A. of the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017.

Business uncertainties while the Merger is pending may negatively impact our ability to attract and retain personnel and impact our customer relationships.

Uncertainty about the effect of the Merger on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Retention of certain employees may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined entity, our business could be harmed.

If the Merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the Merger.

We have incurred substantial expenses in connection with the negotiation and entry into the Merger Agreement and will incur additional expenses as we move toward completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we would have to recognize the expenses we have incurred without realizing the expected benefits of the Merger, which could materially impact our earnings and results of operations.

Additionally, the closing price of our common stock on October 27, 2017 was $10.27 per share, which is 11.6% higher than the $9.20 closing price of our common stock on August 21, 2017, the day immediately prior to the announcement of the Merger. If the Merger is not completed, it is likely that the market price of our common stock will decline to the extent that the current market price reflects a market assumption that the Merger will be completed.

The Merger may distract our management from their other responsibilities and the Merger Agreement may limit our ability to pursue new opportunities.

The Merger could cause our management to focus their time and energies on matters related to the transaction that otherwise would be directed to our business and operations. Any such distraction on the part of our management could affect our ability to service existing business and develop new business and adversely affect our business and earnings before the completion of the Merger.

Additionally, the Merger Agreement contains operating covenants that limit certain of our operating activities or require the approval of Arvest before we may engage in such activities during the pendency of the Merger. These operating covenants may adversely affect our ability to develop or pursue new business opportunities.

The Merger Agreement limits our ability to pursue acquisition proposals and requires us to pay a termination fee under limited circumstances.

The Merger Agreement prohibits us from initiating, soliciting, knowingly encouraging or knowingly facilitating certain third party acquisition proposals. The Merger Agreement also provides that we must pay a termination fee in the amount of $14 million in the event the Merger Agreement is terminated under certain circumstances, including involving our failure to abide by certain obligations not to solicit acquisition proposals and our board of directors withdrawing or materially and adversely changing its recommendation that our shareholders approve the Merger proposal. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition.

Our ability to complete the Merger is subject to the receipt of consents and approvals from regulatory agencies which may impose conditions that could adversely affect us or cause the Merger to be abandoned.

Before the Merger may be completed, Arvest must obtain various approvals or consents from the FRB and the Arkansas State Bank Department. These regulators may impose conditions on the completion of the Merger, and any such conditions could have the effect of delaying completion of the Merger or causing a termination of the Merger Agreement. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

Shareholder litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.

We may incur additional costs in connection with the defense or settlement of the currently pending or any future shareholder lawsuits filed in connection with the proposed Merger. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities and did not purchase any shares of our common stock during the period covered by this report.

Item 6. Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization by and between Bear State Financial, Inc., Arvest Bank, and Arvest Acquisition Sub, Inc., dated August 22, 2017 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2017).

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

BEAR STATE FINANCIAL, INC.

Date:	November 3, 2017	By:	/s/ Matt Machen
Matt Machen
President and Chief Executive Officer

Date:	November 3, 2017	By:	/s/ Sherri Billings
Sherri Billings
Senior Executive Vice President and Chief Financial Officer