Form 10-K
period 2017-12-31
BEAR STATE FINANCIAL, INC.
filed 2018-03-16
CIK 1006424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the aggregate value of the 20,542,518 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 17,170,653 shares held by affiliates of the Registrant, was approximately $194.3 million. This figure is based on the closing price of $9.46 per share of the Registrant’s Common Stock on June 30, 2017.

Number of shares of Common Stock outstanding as of March 1, 2018: 37,811,704

Bear State Financial, Inc.

Form 10-K

For the Year Ended December 31, 2017

PART I.

Item 1. Business

GENERAL

Bear State Financial, Inc. Bear State Financial, Inc. (the "Company”, “we”, “us” or “our”) is an Arkansas corporation and bank holding company. The Company was originally incorporated in Texas in January 1996 under the name First Federal Bancshares of Arkansas, Inc. to serve as the unitary holding company of First Federal Bank (“First Federal”). The Company reincorporated from the State of Texas to the State of Arkansas on July 20, 2011. On June 3, 2014, the Company changed its name from First Federal Bancshares of Arkansas, Inc. to Bear State Financial, Inc. and adopted the new NASDAQ ticker symbol “BSF.” On June 13, 2014, the Company completed its acquisition of First National Security Company (“FNSC”), the parent company for First National Bank headquartered in Hot Springs, Arkansas (“First National”) and Heritage Bank, N.A. headquartered in Jonesboro, Arkansas (“Heritage Bank”). On February 13, 2015 First Federal, First National and Heritage Bank were consolidated into a single charter forming Bear State Bank, N.A (“Bear State Bank” or the “Bank”). On October 1, 2015, the Company completed its acquisition of Metropolitan National Bank (“Metropolitan”) headquartered in Springfield, Missouri.

On August 22, 2017, the Company and the Bank entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Arvest Bank, an Arkansas banking corporation (“Arvest”), and Arvest Acquisition Sub, Inc., an Arkansas corporation and a wholly-owned subsidiary of Arvest (“Acquisition Sub”), pursuant to which Arvest will acquire the Company and Bear State Bank (the “Merger”).

Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding as of the effective time of the Merger will be converted into a right to receive $10.28 per share, payable in cash. The shareholders of the Company approved the Merger at a special meeting of shareholders held on November 15, 2017. The Merger is expected to close during late March or April of 2018, subject to satisfaction of customary closing conditions, including regulatory approval.

The primary asset of the Company is the capital stock of Bear State Bank. The business and management of the Company consists of the business and management of Bear State Bank. At December 31, 2017, the Company had $2.2 billion in total assets, $1.9 billion in total liabilities and $253.2 million in stockholders' equity. The Company's principal executive office is located at 900 South Shackleford Road, Suite 401, Little Rock, Arkansas 72211, and its telephone number is (501) 975-6033.

Bear State Bank. Bear State Bank is a state chartered bank conducting business from 42 branches, three personalized technology centers equipped with interactive teller machines (“ITMs”) and two loan production offices throughout Arkansas, Missouri and Southeast Oklahoma.

Effective June 28, 2016, the Bank converted from a national bank supervised by the Office of the Comptroller of the Currency (“OCC”) to a state chartered bank jointly supervised by the Arkansas State Bank Department (“ASBD”) and the Board of Governors of the Federal Reserve Bank (“FRB”). The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”), the administrator of the Deposit Insurance Fund ("DIF"). The Bank’s deposits are insured by the DIF to the maximum extent permitted by law. The Bank is a member of the Federal Home Loan Bank of Dallas (the “FHLB").

The Bank is a community-oriented financial institution offering a broad line of financial products to individuals and business customers. Retail and business deposit accounts include noninterest bearing and interest bearing checking accounts, savings and money market accounts, certificates of deposit, and individual retirement accounts. Loan products offered by the Bank include residential real estate, consumer, construction, lines of credit, commercial real estate and commercial business loans. Other financial services include ITMs; automated teller machines; 24-hour telephone banking; online banking, including account access, bill payment, and e-statements; mobile banking, including remote deposit capture and funds transfer; Bounce ProtectionTM overdraft service; debit cards; and safe deposit boxes.

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

Lending Activities

General. At December 31, 2017, the Bank’s portfolio of net loans receivable amounted to $1.7 billion or 77% of the Company's total assets. Loans collateralized by real estate comprised $1.3 billion or 77% of the Bank's total portfolio of loans receivable at December 31, 2017.

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

To minimize interest rate risk, fixed rate one- to four-family residential mortgage loans with terms of fifteen years or greater are typically sold to specific investors in the secondary mortgage market. The rights to service such loans are typically sold with the loans. This allows the Bank to provide its customers competitive long-term fixed rate mortgage products while not exposing the Bank to undue interest rate risk. These loans are originated in conformance with Fannie Mae, Freddie Mac and the specific investor’s underwriting guidelines. The Bank typically locks and confirms the purchase price of the loan on the day of the loan application, which protects the Bank from market price movements and establishes the price that the Bank will receive at the sale of the respective loan. For the years ended December 31, 2017, 2016 and 2015, the Bank’s secondary market loan sales amounted to $124.3 million, $162.1 million and $110.4 million, respectively. The Bank is not involved in loan hedging or other speculative mortgage loan origination activities.

In addition to sales of loans in the secondary market, the Bank periodically sells loans or loan participations to other banks in order to comply with the Bank’s loans to one borrower limit or for credit diversification purposes. In such situations, the loans are typically sold with servicing retained. At December 31, 2017 and 2016, the balances of loans sold with servicing retained were approximately $3.8 million and $14.7 million, respectively. Loan servicing fee income for the years ended December 31, 2017, 2016 and 2015 was not material.

One- to Four-Family Residential Real Estate Loans. At December 31, 2017, $391.2 million or 23.4% of the Bank’s total loan portfolio consisted of one- to four-family residential real estate loans. Of the $391.2 million of such loans at December 31, 2017, $121.8 million or 31.1% had adjustable rates of interest and $269.4 million or 68.9% had fixed rates of interest. At December 31, 2017, the Bank had $7.1 million of nonaccrual one- to four-family residential real estate loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2017, the Bank had a loan portfolio of adjustable rate mortgage loans (“ARMs”) totaling $121.8 million as described above. These ARMs provide for an interest rate that adjusts periodically in accordance with a designated index plus a margin. The Bank's adjustable rate loans are assumable (generally without release of the initial borrower), do not contain prepayment penalties and do not provide for negative amortization and typically contain "due on sale" clauses. Adjustable rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

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

The Bank originates residential construction loans to individual homeowners, local builders and developers for the purpose of constructing one- to four-family residences. At December 31, 2017, these loans totaled $28.7 million with undisbursed funds totaling $13.7 million. The Bank typically requires that permanent financing with the Bank or some other lender be in place prior to closing any non-speculative construction loan. At such time, the loan will convert to a permanent loan at the interest rate established at the initial closing of the construction/permanent loan or be paid off by another permanent lender.

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

Multifamily Residential Real Estate Loans. At December 31, 2017, $89.1 million or 5.3% of the Bank's total loan portfolio consisted of loans collateralized by multifamily residential real estate properties. At December 31, 2017, the Bank did not have any nonaccrual multifamily real estate loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Nonfarm Nonresidential Loans. At December 31, 2017, $557.2 million or 33.3% of the Bank's total loan portfolio consisted of loans collateralized by nonfarm nonresidential properties. At December 31, 2017, the Bank had nonaccrual nonfarm nonresidential loans of $7.4 million. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Farmland Loans. At December 31, 2017, farmland loans amounted to $96.8 million or 5.8% of the Bank’s total loan portfolio. At December 31, 2017, the Bank had $657,000 of nonaccrual farmland loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Construction and Land Development Loans. At December 31, 2017, construction loans amounted to $157.5 million or 9.4% of the Bank’s total loan portfolio. Of the $157.5 million of such loans at December 31, 2017, $107.9 million consisted of construction loans with $32.9 million of unadvanced construction funds and $49.6 million consisted of land loans with available balances totaling $1.9 million. At December 31, 2017, the Bank had $188,000 of nonaccrual construction and land loans. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Commercial Loans. The Bank also offers secured and unsecured commercial loans. Secured commercial loans are primarily collateralized by equipment, inventory, accounts receivable and other assets. At December 31, 2017, commercial loans amounted to $345.1 million or 20.6% of the total loan portfolio. Within the commercial loan portfolio, the Bank also maintains a portfolio of syndicated credit facilities. At December 31, 2017, syndicated loans accounted for $178.8 million of the commercial loan portfolio or 10.7% of the total loan portfolio and had $38.7 million in available funds. At December 31, 2017, the Bank had nonaccrual commercial loans of $1.7 million. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Consumer Loans. The consumer loans offered by the Bank primarily consist of automobile loans, deposit account secured loans, and unsecured loans. Consumer loans amounted to $36.0 million or 2.2% of the total loan portfolio at December 31, 2017, of which $12.8 million consisted of automobile loans and $23.2 million consisted of other consumer loans. At December 31, 2017, the Bank had nonaccrual consumer loans of $212,000. See “Nonperforming Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Bank considers its primary market area to be Arkansas, Missouri and Southeast Oklahoma. The Bank utilizes traditional marketing methods to attract new customers and deposits. The Bank does not advertise for retail deposits outside of its primary market area. The Bank uses brokered deposits and non-brokered institutional internet certificates of deposit as additional sources of funds to augment the retail CD market. At December 31, 2017, internet certificates of deposit represented approximately 1.9% of deposits and brokered deposits represented approximately 1.2% of deposits.

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

At December 31, 2017, the Bank’s unused borrowing availability primarily consisted of (1) $230.0 million of available borrowing capacity with the FHLB, (2) $116.9 million of investment securities available to pledge for federal funds or other borrowings and (3) $103.0 million of available unsecured federal funds borrowing lines. In addition, at December 31, 2017, the Company had available borrowing capacity of $12.4 million.

Competition

The Bank conducts business through 42 branches in the market areas listed below in Arkansas, Missouri and Oklahoma. The following table presents the Bank’s respective market share percentages for total deposits at June 30, 2017, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial, which compiles deposit data published by the FDIC as of June 30, 2017 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

	June 30, 2017
County	Market Share (%)	Market Rank	Number of Branches

Bear State Bank
Barton, MO	15.66	2	2
Baxter, AR	10.09	4	3
Benton, AR	0.93	16	2
Boone, AR	21.39	2	2
Christian, MO	1.89	11	1
Craighead, AR	6.16	6	4
Faulkner, AR	0.96	11	1
Garland, AR	7.22	6	3
Greene, MO	1.30	17	3
Howard, AR	16.53	3	2
Little River, AR	34.40	1	1
Marion, AR	8.53	5	1
McCurtain, OK	10.28	4	2
Mississippi, AR	4.05	6	1
Montgomery, AR	66.05	1	2
Pike, AR	11.73	4	1
Polk, AR	18.21	2	2
Pulaski, AR	1.36	12	1
Scott, AR	37.48	1	1
Sevier, AR	13.88	3	1
Stone, MO	22.35	1	2
Taney, MO	1.84	12	1
Washington, AR	1.21	14	2
Webster, MO	20.36	2	1

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

Employees

The Company and the Bank had 380 full-time employees and 27 part-time employees at December 31, 2017, compared to 466 full-time employees and 36 part-time employees at December 31, 2016. The decrease in the number of employees is primarily related to branch consolidations and efficiencies gained in the integration of Metropolitan. None of our employees are represented by any union or similar group, and the Bank believes that it enjoys good relations with its personnel.

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. In addition to investments in service corporations, the Bank is permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which the Bank may engage directly. As of December 31, 2017, the Bank does not have any operating subsidiaries.

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

The Company

General. The Company, as a bank holding company within the meaning of the Bank Holding Company Act ("BHCA"), is subject to FRB regulations, examinations, supervision and reporting requirements. The most recent regulatory examination of the Company by the FRB was conducted during November 2017. As a subsidiary of a bank holding company, the Bank is also subject to certain restrictions in its dealings with the Company and affiliates thereof.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2017, the Bank was in compliance with the above restrictions.

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

FDIC insurance expense totaled $1.1 million for both the years ended December 31, 2017 and 2016 and $960,000 for the year ended December 31, 2015. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds.

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

Volcker Rule. The Dodd-Frank Act amended the BHCA to require the federal banking regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and/or private equity fund), commonly referred to as the “Volcker Rule.” In December 2013, the federal banking regulatory agencies adopted a final rule construing the Volcker Rule, which became effective April 1, 2014. Banking entities had until July 21, 2017 to conform their activities to the requirements of the rule.

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

The minimum capital standards effective for the year ended December 31, 2017 were:

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

The capital standards described above are minimum requirements under Basel III. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Under the capital regulations of the FDIC and FRB, in order to be “well-capitalized,” a banking organization, for the year ended December 31, 2017, must have maintained:

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

Other Financial Regulatory Matters

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 11 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2017, the Bank had $374.7 million of outstanding FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the sum of 0.04% of total assets as of the previous December 31 and 4.10% of outstanding advances. At December 31, 2017, the Bank had $19.1 million in FHLB stock, which was in compliance with this requirement. No ready market exists for such stock and it has no quoted market value.

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits (primarily NOW and regular checking accounts). For 2017: the first $15.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $15.5 million to $115.1 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $115.1 million, the reserve requirement is $3.0 million plus 10% of the aggregate amount of total transaction accounts in excess of $115.1 million. These reserve requirements are subject to annual adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at an FRB, the effect of this reserve requirement is to reduce an institution's earning assets.

Additionally, each member bank is required to hold stock in its regional federal reserve bank. The stock cannot be sold, traded, or pledged as collateral for loans. At December 31, 2017, the Bank had $7.6 million in FRB stock. As specified by law, member banks receive a six percent annual dividend on their FRB stock.

Concentrated Commercial Real Estate Lending Regulations. Federal banking regulators promulgated guidance governing financial institutions with concentrations in commercial real estate lending, which guidance is applicable to both federal and state chartered financial institutions. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2017, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending.

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

The statements presented herein with respect to, among other things, the Company’s or the Bank’s plans, objectives, expectations and intentions, the Merger, anticipated changes in noninterest expenses in future periods, changes in earnings, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, asset, and earnings growth, growth in new and existing customer relationships, potential resolution of litigation or other disputes, our intentions with respect to our investment securities, the payment of dividends, and financial and other goals and plans are forward looking. These forward-looking statements include, without limitation, statements relating to the terms and closing of the proposed transaction between the Company and Arvest.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	the Company’s and Arvest’s ability to consummate the Merger or satisfy the conditions to the completion of the Merger on the terms expected or on the anticipated schedule;

●	the failure of the proposed Merger to close for any other reason; occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

●	the effect of the announcement of the Merger on customer relationships and operating results (including, without limitation, difficulties in maintaining relationships with employees or customers);

●	the diversion of management time on Merger related issues;

●	local, regional and national economic and financial conditions, including volatility in interest rates, equity prices and the value of financial assets;

●	volatility in the capital or credit markets;

●	the impact of conditions in the real estate market in the areas in which we do business;

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

The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect net interest income by affecting the difference between the weighted average yield earned on interest earning assets and the weighted average rate paid on interest bearing liabilities, or interest rate spread, and the average life of interest earning assets and interest bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. As of December 31, 2017, the Bank’s model simulations projected that 100, 200 and 300 basis point increases in interest rates would result in negative variances in net interest income ranging from 1% to 5% relative to the base case over the next twelve months and a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of approximately 5% relative to the base case over the next twelve months. Based on these measures, the Bank estimates a limited impact on earnings for various interest rate change scenarios. Significant changes in the composition of our rate sensitive assets or liabilities could result in a more unbalanced position possibly causing interest rate changes to have a material impact on our earnings. In addition, earnings may be adversely affected during any period of changes in interest rates due to a number of factors including among other items, call features and interest rate caps and floors on various assets and liabilities, prepayments, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

In addition, a significant and prolonged increase in interest rates could have a material adverse effect on the fair value of the investment securities portfolio classified as available for sale and, accordingly, stockholders’ equity. At December 31, 2017 the Bank had investment securities classified as available for sale with a fair value of $196.8 million with a net unrealized gain of $296,000. The impact on equity at December 31, 2017, net of tax, was an unrealized gain of $180,000.

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

As of December 31, 2017, approximately 49% of loans consisted of commercial real estate or construction project loans. Commercial real estate and construction lending are generally considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, a need for a general stability of interest rates and loan terms that often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the recent financial crisis. Accordingly, federal bank regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement and execute effective underwriting and risk management policies, procedures and controls with respect to commercial real estate lending could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses, from this portfolio.

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

Although the Pentegra DB Plan has been frozen since July 1, 2010, the Company has continued to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan.  The level of amortization charges is determined by the Pentegra DB Plan's funding shortfall, which is determined by comparing the Pentegra DB Plan’s liabilities to the Pentegra DB Plan’s assets.  Net pension expense was approximately $162,000, $156,000 and $138,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and contributions to the Pentegra DB Plan totaled $166,000, $162,000 and $148,000 for the years ended December 31, 2017, 2016 and 2015, respectively. In the second quarter of 2014, the Company elected to retire certain pension liabilities of the Pentegra DB Plan which resulted in a charge of $2.9 million. Although this election improved the funding status, material increases to the estimated amount of the Bank’s required contribution may occur. Additionally, if the Bank were to terminate its participation in the Pentegra DB Plan, the Bank could incur a significant withdrawal liability. Any of these events could have a material adverse effect on our financial condition, results of operations and liquidity.

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

A significant portion of our loan and lease portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to real properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. Additionally, we have acquired a number of retail banking facilities and other real properties as a result of the FNSC and Metropolitan acquisitions, any of which may contain hazardous or toxic substances. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. We have policies and procedures that require either formal or informal evaluation of environmental risks and liabilities on real property before originating any loan or foreclosure action, except for (a) loans originated for sale in the secondary market secured by one-to-four family residential properties and (b) certain loans where the real estate collateral is second lien collateral. These policies, procedures and evaluations may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on our financial condition, results of operations and liquidity.

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

We have pursued acquisition opportunities that we believe support our business strategy and may enhance our profitability. Acquisitions involve numerous risks, including but not limited to the following:

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

The impact of changes to the Internal Revenue Code or federal, state or local taxes may adversely affect the Company’s financial results or business.

The Company is subject to changes in tax law that could impact the Company's effective tax rate. Tax law changes may or may not be retroactive to previous periods and could negatively affect the current and future financial performance of the Company. The full impact of the Tax Cuts and Jobs Act (the "Tax Act") which was enacted in 2017 will be subject to interpretations and assumptions made by the Company, further guidance or regulations that may be promulgated, and other actions that the Company may take as a result of the Tax Act.

Although the Company anticipates a significant decrease in its Federal income tax expense, there is no assurance that the Company will realize the benefits of the Tax Act in the amount that is currently anticipated or at all. The Company's customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and those effects, whether positive or negative, may have a corresponding impact on the Company's business and the economy as a whole. Some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. In addition, certain limitations on the federal income tax deductibility of business interest expense for certain customers could effectively increase the cost of borrowing and make equity or hybrid funding relatively more attractive, which could have a long-term negative impact on our lending volume. In addition, our tax benefit for certain tax advantaged assets, including obligations of state and political subdivisions held in our investment securities portfolio, could be negatively impacted as the tax benefit rate has been reduced from 35% to 21%, and the market value of such assets could be negatively impacted.

Risks Related to Our Industry:

The Company and the Bank operate in a heavily regulated environment, and that regulation could limit or restrict our activities and adversely affect the Company’s financial condition.

The financial services industry is highly regulated and we are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the ASBD, the FRB and the FDIC. Compliance with these regulations is costly and may restrict some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. The regulators’ interpretation and application of relevant regulations are beyond our control and may change rapidly and unpredictably. Banking regulations are primarily intended to protect depositors and not shareholders.

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

The interests of BSF Holdings may differ from those of the Company’s other shareholders, and it may take actions that advance its interests to the detriment of other shareholders.

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

Future issuances of additional equity securities could result in dilution of existing shareholders’ equity ownership.

We may determine from time to time to issue additional equity securities to raise additional capital, support growth, or, as we have in recent years, to make acquisitions. Further, we may issue stock options, grant restricted stock awards or other equity awards to retain, compensate and/or motivate our employees and directors. These issuances of our securities could dilute the voting and economic interests of existing shareholders.

Risks Related to Our Pending Merger:

Business uncertainties while the Merger is pending may negatively impact our ability to attract and retain personnel and impact our customer relationships.

Uncertainty about the effect of the Merger on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and could cause customers and others that deal with us to seek to change their existing business relationships with us. Retention of certain employees may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined entity, our business could be harmed.

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

Additionally, the closing price of our common stock on March 1, 2018 was $10.27 per share, which is 11.6% higher than the $9.20 closing price of our common stock on August 21, 2017, the day immediately prior to the announcement of the Merger. If the Merger is not completed, it is likely that the market price of our common stock will decline to the extent that the current market price reflects a market assumption that the Merger will be completed.

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

Our ability to complete the Merger is subject to the receipt of approval from the Federal Reserve Bank which may impose conditions that could adversely affect us or cause the Merger to be abandoned.

Before the Merger may be completed, Arvest must obtain the approval of the FRB. The FRB may impose conditions on the completion of the Merger, and any such conditions could have the effect of delaying completion of the Merger or causing a termination of the Merger Agreement. There can be no assurance as to whether the regulatory approval will be received, the timing of that approval, or whether any conditions will be imposed.

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

Failure of the Merger to be completed and close could cause reputational harm and have a negative impact on our business, brand, operations, earnings, financial results and the trading and pricing of our common stock.

In the event that the Merger is not completed and does not ultimately close, such failure to complete and close the Merger could result in irreparable reputational harm as perceived by our customers, our employees, our investors, our shareholders, investor and securities analysts, our peers, others in the banking industry and any other third party whether presently known or unknown. A failure to complete and close the Merger could have a negative impact on our business, brand, operations, earnings, financial results and the trading and pricing of our common stock.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The executive offices of the Company are located at 900 S Shackleford Road, Suite 401, Little Rock, Arkansas, and are leased from an unaffiliated third party. As of December 31, 2017, the Company conducted business through 42 branches, three personalized technology centers and three loan production offices which are owned or leased in various communities throughout Arkansas, Missouri and Southeast Oklahoma. Approximately 76% of the Company's banking locations are owned and 24% are leased.

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

However, a shareholder lawsuit has been filed against the Company’s directors, to whom the Company owes indemnification and expense advancement obligations, in connection with the proposed Merger with Arvest. Owens and Hurliman v. Massey, et al., Case No. 60CV-17-5022, is a putative class action that was first filed on September 11, 2017 in the Circuit Court of Pulaski County, Arkansas. An amended complaint was filed on October 13, 2017, and the action was removed to the United States District Court for the Eastern District of Arkansas on November 1, 2017. The amended complaint names the individual members of the Company’s board of directors, as well as BSF Holdings, as defendants, and generally alleges, among other things, that members of the Company’s board of directors breached their fiduciary duties to the Company’s shareholders by agreeing to sell the Company for an inadequate price and agreeing to inappropriate deal protection provisions in the Merger Agreement that may preclude the Company from soliciting any potential acquirers and limit the ability of the Company’s board of directors to engage in discussions or negotiations for superior acquisition proposals. The amended complaint also alleges that the director defendants caused the Company to disseminate a proxy statement that is materially incomplete and misleading, and that Richard Massey and BSF Holdings, in their capacities as shareholders of the Company, breached fiduciary duties owed by them to the minority shareholders of the Company. The amended complaint seeks certification by the court as a shareholders’ class action, approval of the plaintiffs as proper plaintiff class representatives, injunctive relief enjoining the defendants from consummating the Merger unless and until the Company (a) adopts and implements a procedure or process to obtain a merger agreement providing the best possible terms for shareholders and (b) supplements its proxy disclosure (or, in the event the Merger is consummated, rescinding the Merger or awarding rescissory damages). The complaint also seeks to recover costs and disbursement from the defendants, including attorneys’ fees and experts’ fees.

The Company and its directors believe these allegations are without merit and intend to defend vigorously against these allegations. At this time, the Company is unable to state whether the likelihood of an unfavorable outcome of the lawsuit is probable or remote. The Company is also unable to provide an estimate of the range or amount of potential loss if the outcome should be unfavorable.

A second shareholder action, Reichert v. Bear State Financial, Inc., et al., Case No. 4:17-cv-654, was filed on October 11, 2017 in the United States District Court for the Eastern District of Arkansas. A third shareholder action, Parshall v. Bear State Financial, Inc., et al, Case No. 4:17-cv-669, is a putative class action filed on October 13, 2017 in the United States District Court for the Eastern District of Arkansas. The Reichert complaint named the Company and the individual members of the Company’s board of directors as defendants. The Parshall complaint named the Company, the Bank, the individual members of the Company’s board of directors and Arvest and Acquisition Sub as defendants. The Reichert and Parshall complaints generally alleged, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act by disseminating materially deficient and misleading disclosures in the proxy statement dated October 5, 2017 relating to the proposed Merger. The Reichert and Parshall complaints sought injunctive relief to enjoin the defendants from consummating the Merger unless and until the Company discloses the material information identified in the complaints. The complaints also sought to recover rescissory damages against the defendants and costs associated with bringing the actions, including attorneys’ fees and experts’ fees. The Company filed supplemental proxy materials prior to the November 15, 2017 special meeting of Company shareholders that mooted the claims of both plaintiffs.  The Company then petitioned to have both cases dismissed on mootness grounds. Prior to a ruling on the Company’s motions, the plaintiffs voluntarily filed dismissal actions with the court on November 28, 2017. In Reichert, an order was entered on December 5, 2017 that dismissed the case without prejudice. In Parshall, an order was entered on January 4, 2018 that dismissed the case without prejudice.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company's common stock are traded under the symbol "BSF" on the NASDAQ Global Market. At March 1, 2018, the Company had 37,811,704 shares of common stock outstanding and had approximately 584 holders of record.

The following table sets forth the reported high and low sales prices of a share of the Company's common stock and the cash dividends declared per share as reported by NASDAQ for the periods indicated.

Quarter Ended	Year Ended December 31, 2017			Year Ended December 31, 2016
	High	Low	Dividends	High	Low	Dividends
March 31	$10.45	$8.80	$0.03	$10.75	$7.61	$--
June 30	$9.98	$8.66	$0.03	$10.90	$8.67	$0.025
September 30	$10.32	$8.84	$0.03	$10.22	$8.81	$0.025
December 31	$10.37	$10.19	$0.03	$10.95	$8.65	$0.025

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the fourth quarter of 2017.

Performance Graph

Below is a graph which summarizes the cumulative return earned by the Company’s shareholders since December 31, 2012, compared with the cumulative total return on the S&P 500 Index and SNL Small Cap Bank Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2012 and that subsequent cash dividends were reinvested.

Item 6. Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below and on the following page is not complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein and incorporated by reference herein.

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, Except Per Share Data)
Selected Financial Condition Data:
Total assets	$2,160,963	$2,053,175	$1,920,216	$1,514,595	$548,872
Cash and cash equivalents	53,568	78,789	52,131	113,086	23,970
Interest bearing time deposits in banks	4,075	4,571	10,930	12,421	24,118
Investment securities–held to maturity at amortized cost	42,775	26,977	--	--	--
Investment securities–available for sale at fair value	196,806	188,476	198,585	174,218	70,828
Loans receivable, net	1,654,245	1,540,805	1,444,102	1,041,222	371,149
Loans held for sale	3,815	8,954	7,326	6,409	4,205
Allowance for loan and lease losses	18,992	15,584	14,550	13,660	12,711
Real estate owned, net	1,648	1,945	3,642	4,792	8,627
Deposits	1,499,444	1,644,080	1,607,683	1,263,797	469,725
Other borrowings	386,811	152,004	72,380	61,258	5,941
Stockholders' equity	253,157	233,427	223,157	170,454	71,187

Selected Operating Data:
Interest income	$86,267	$75,386	$60,846	$42,491	$18,365
Interest expense	10,747	7,918	6,364	5,138	3,392
Net interest income	75,520	67,468	54,482	37,353	14,973
Provision for loan losses	4,498	2,516	1,797	1,588	--
Net interest income after provision for loan losses	71,022	64,952	52,685	35,765	14,973
Noninterest income	17,739	16,711	13,547	10,039	5,426
Noninterest expense	54,455	57,345	51,019	42,068	19,659
Income before income taxes	34,306	24,318	15,213	3,736	740
Income tax provision (benefit)	12,995	6,859	4,639	(20,570)	11
Net income available to common stockholders	$21,311	$17,459	$10,574	$24,306	$729

Earnings per Common Share(1):
Basic	$0.57	$0.46	$0.31	$0.86	$0.03
Diluted	0.56	0.46	0.30	0.84	0.03

Cash Dividends Declared per Common Share	$0.12	$0.075	$--	$--	$--

(1)     Per share amounts prior to 2015 have been adjusted to give effect to the 11% stock dividend paid in December 2014.

	At or For the Year Ended December 31,
	2017	2016	2015		2014		2013
Selected Operating Ratios(1):
Return on average assets	0.97%	0.89%	0.67%		2.24%		0.14%
Return on average equity	8.70	7.61	5.65		20.64		1.02
Average equity to average assets	11.18	11.67	11.77		10.86		13.32
Interest rate spread(2)	3.70	3.77	3.81		3.77		3.02
Net interest margin(2)	3.79	3.85	3.88		3.84		3.09
Net interest income after provision for loan losses to noninterest expense	130.42	113.27	103.27		85.02		76.16
Noninterest expense to average assets	2.49	2.92	3.21		3.88		3.68
Average interest earning assets to average interest bearing liabilities	115.91	116.36	116.19		113.61		110.21
Operating efficiency(3)	58.39	68.12	75.00		88.77		96.37

Asset Quality Ratios(4):
Nonaccrual loans to total assets	0.79	0.85	1.01		0.65		2.18
Nonperforming assets to total assets(5)	0.87	0.94	1.22		0.98		3.75
Allowance for loan and lease losses to classified loans(6)	38.96	29.48	29.22		38.81		86.09
Allowance for loan and lease losses to total loans	1.14	1.00	1.00		1.29		3.31

Capital Ratios(7):
Tier 1 leverage ratio	9.41	9.47	9.15		8.29		12.90
Common equity tier 1 to risk-weighted assets	11.34	11.04	10.62		N/A		N/A
Tier 1 capital to risk-weighted assets	11.34	11.04	10.62		10.89		17.40
Total capital to risk-weighted assets	12.39	11.96	11.52		12.11		18.68

Other Data:
Dividend payout ratio(8)	21.23	16.15	--	(9)	--	(9)	--	(9)

(1)	Ratios are based on average daily balances.
(2)

Interest rate spread represents the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities, and net interest margin represents net interest income as a percentage of average interest earning assets.

(3)	Noninterest expense to net interest income plus noninterest income.
(4)	Asset quality ratios are end of period ratios.
(5)	Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due.
(6)	Classified loans consist of loans graded substandard, doubtful or loss.
(7)	Capital ratios are end of period ratios for the Company at December 31, 2017, 2016, 2015 and 2014 and for First Federal Bank for December 31, 2013.
(8)	Dividend payout ratio is the total common stock cash dividends declared divided by net income available to common stockholders.
(9)	No cash dividends were paid in 2013, 2014 or 2015. However, in 2014 an 11% stock dividend was paid.

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

2017 OVERVIEW

During 2017 the Company:

●	Earned net income of $21.3 million, or $0.56 per diluted common share, compared to $17.5 million or $0.46 per diluted common share in 2016;
●	Improved its operating efficiency ratio to 58% for the year ended December 31, 2017 from 68% for the year ended December 31, 2016;
●

Improved efficiency and cost-effectiveness of our operations in 2017 by consolidating three retail branch locations and transitioning three branch locations to personalized technology centers equipped with ITMs during the year; and

●	Improved the ratio of nonperforming assets to total assets to 0.87% at December 31, 2017 compared to 0.94% at December 31, 2016.

PENDING MERGER

On August 22, 2017, the Company and the Bank entered into the Merger Agreement with Arvest and Acquisition Sub, pursuant to which Arvest will acquire the Company and Bear State Bank.

Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding as of the effective time of the Merger will be converted into a right to receive $10.28 per share, payable in cash. The shareholders of the Company approved the Merger at a special meeting of shareholders held on November 15, 2017. The Merger is expected to close during late March or April of 2018, subject to satisfaction of customary closing conditions, including regulatory approval.

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

RESULTS OF OPERATIONS

Net Interest Income. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings. Net interest income for 2017 was $75.5 million compared to $67.5 million in 2016 and $54.5 million in 2015. The increases in net interest income resulted from changes in interest income and interest expense discussed below.

Interest Income.

Interest income for 2017 was $86.3 million compared to $75.4 million in 2016. The increase in interest income in 2017 compared to 2016 was primarily due to increases in the average balances of and the yields earned on loans receivable and investment securities.

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

Interest Expense.

Interest expense for 2017 was $10.7 million compared to $7.9 million in 2016. The increase in interest expense in 2017 compared to 2016 was primarily due to an increase in the average balance of other borrowings and an increase in the average rate paid on deposit accounts.

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

	Year Ended December 31,
	2017 vs. 2016
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$7,773	$370	$41	$8,184
Investment securities	1,271	797	245	2,313
Other interest earning assets	91	227	66	384
Total interest earning assets	9,135	1,394	352	10,881

Interest expense:
Deposits	22	453	2	477
Other borrowings	2,623	(94)	(177)	2,352
Total interest bearing liabilities	2,645	359	(175)	2,829
Net change in net interest income	$6,490	$1,035	$527	$8,052

	Year Ended December 31,
	2016 vs. 2015
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Loans receivable	$16,987	$(2,381)	$(709)	$13,897
Investment securities	238	383	26	647
Other interest earning assets	(60)	69	(13)	(4)
Total interest earning assets	17,165	(1,929)	(696)	14,540

Interest expense:
Deposits	1,237	(50)	(11)	1,176
Other borrowings	461	(57)	(26)	378
Total interest bearing liabilities	1,698	(107)	(37)	1,554
Net change in net interest income	$15,467	$(1,822)	$(659)	$12,986

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

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest earning assets:
Loans receivable(1)	$1,667,971	$79,120	4.74%	$1,503,245	$70,936	4.72%	$1,158,288	$57,039	4.92%
Investment securities(2)	266,530	6,450	2.42	203,899	4,137	2.03	190,870	3,490	1.83
Other interest earning assets	57,803	697	1.21	44,814	313	0.70	55,258	317	0.57
Total interest earning assets	1,992,304	86,267	4.33	1,751,958	75,386	4.30	1,404,416	60,846	4.33
Noninterest earning assets	198,873			213,221			185,470
Total assets	$2,191,177			$1,965,179			$1,589,886
Interest bearing liabilities:
Deposits	$1,398,840	6,992	0.50	$1,394,194	6,515	0.47	$1,131,870	5,339	0.47
Other borrowings	319,924	3,755	1.17	111,484	1,403	1.26	76,905	1,025	1.33
Total interest bearing liabilities	1,718,764	10,747	0.63	1,505,678	7,918	0.53	1,208,775	6,364	0.53
Noninterest bearing deposits	220,572			226,758			189,826
Noninterest bearing liabilities	6,822			3,447			4,096
Total liabilities	1,946,158			1,735,883			1,402,697
Stockholders' equity	245,019			229,296			187,189
Total liabilities and stockholders' equity	$2,191,177			$1,965,179			$1,589,886

Net interest income		$75,520			$67,468			$54,482
Net earning assets	$273,540			$246,280			$195,641
Interest rate spread			3.70%			3.77%			3.80%
Net interest margin			3.79%			3.85%			3.88%
Ratio of interest earning assets to interest bearing liabilities			115.91%			116.36%			116.19%

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

Management determined that provisions for loan losses of $4.5 million and $2.5 million were required for the years ended December 31, 2017 and 2016, respectively, to maintain the ALLL at an adequate level. Management determined the necessity of the provision and the amount thereof taking into consideration (i) loans originated by the Bank during the period, (ii) changes in the overall portfolio of nonperforming and classified loans of the Bank, (iii) the credit quality of the Bank’s loan portfolio, (iv) ALLL coverage of classified loans and (v) discount balance of acquired loans. The increase in the provision was primarily attributable to loan originations and migration of acquired loans from the purchased loan portfolio to the originated loan portfolio. The ALLL as a percentage of loans receivable was 1.14% at December 31, 2017 compared to 1.00% at December 31, 2016. The ALLL as a percentage of nonaccrual loans was 110.7% at December 31, 2017 compared to 89.7% at December 31, 2016. The ALLL as a percentage of classified loans was 39.0% at December 31, 2017 compared to 29.5% at December 31, 2016. See “Allowance for Loan and Lease Losses” in the “Asset Quality” section. A quarterly review is completed on purchased credit impaired (“PCI”) loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL.

Noninterest Income. Noninterest income is generated primarily through deposit account fee income, profit on sale of loans, and earnings on life insurance policies. Total noninterest income increased $1.0 million to $17.7 million for 2017 compared to $16.7 million in 2016. The increase in 2017 was primarily due to increases in deposit fee income and earnings on bank owned life insurance, offset by a decrease in gain on sales of loans.

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

Noninterest Expense. Noninterest expense consists primarily of employee compensation and benefits, office occupancy expense, data processing expense and other operating expense. Total noninterest expense decreased $2.9 million to $54.5 million in 2017 compared to $57.3 million in 2016 and increased $6.3 million to $57.3 million in 2016 compared to $51.0 million in 2015. The variances in certain noninterest expense items are further explained in the following paragraphs. The overall decrease in total noninterest expense for 2017 compared to 2016 was primarily related to the Company’s efforts to improve its operational efficiency as well as a decrease in the number of branches, partially offset by an increase in expenses associated with mergers and acquisitions and branch restructuring. The increase in overall total noninterest expense for 2016 compared to 2015 was primarily related to the increase in employee compensation expense, net occupancy expense and other expenses related to the acquisitions and integration of Metropolitan.

Salaries and Employee Benefits. Salaries and employee benefits decreased $2.7 million for the year ended December 31, 2017 compared to 2016 primarily due to a decrease in the average number of full time equivalent employees, partially offset by an increase in severance expense. Salaries expense for the year ended December 31, 2017 included $1.5 million of severance expense, primarily due to the severance of $0.8 million accrued upon the departure of our former CEO in January 2017. Salaries and employee benefits increased $5.4 million for the year ended December 31, 2016 compared to 2015 primarily due to an increase in personnel attributable to the acquisition of Metropolitan. The changes in the composition of this line item are presented below (in thousands):

	Years Ended December 31,			Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Salaries	$23,080	$24,978	$20,927	$(1,898)	$4,051
Payroll taxes	1,745	2,060	1,684	(315)	376
Insurance	1,967	2,264	1,845	(297)	419
401(k) plan expenses	422	416	316	6	100
Other retirement plans	187	179	166	8	13
Stock compensation	1,111	1,265	791	(154)	474
Other	7	6	13	1	(7)
Total	$28,519	$31,168	$25,742	$(2,649)	$5,426

Income Taxes. Income tax provision increased by $6.1 million for 2017 compared to 2016, primarily due to a $2.5 million revaluation of deferred tax assets and liabilities to account for the future impact of lower corporate tax rates as a result of the “Tax Cuts and Jobs Act” signed into law on December 22, 2017 as well as an increase in taxable income in 2017 partially offset by the recording of a valuation allowance reversal of $897,000 on deferred tax assets in the second quarter of 2016. The Company’s effective tax rate for the year ended December 31, 2017 (excluding the tax rate revaluation of the deferred tax asset) was 31.0% compared to 31.9% for the year ended December 31, 2016 (excluding the valuation allowance reversal).

The provision for income taxes was $6.9 million for the year ended December 31, 2016, compared to $4.6 million for 2015. Income tax provisions increased compared to 2015 as a result of increases in taxable income, which was partially offset by the reversal in the second quarter of 2016 of the valuation allowance on the deferred tax asset. The effective tax rate for 2016 was 31.9% (excluding the valuation allowance reversal) compared to 30.5% for 2015.

The difference in the effective tax rate compared to the statutory rate for each year presented is primarily due to interest income from non-taxable investments and earnings on life insurance policies. The differences in the adjusted effective tax rates of 31.0%, 31.9% and 30.5% for 2017, 2016 and 2015, respectively, are due to the relationship of the amount of the tax exempt items to the overall amount of pre-tax income in each of the years.

Lending Activities

Loan Composition. The following table sets forth certain data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)
Mortgage loans:
One-to four-family residential	$391,225	23.39%	$389,107	25.01%	$401,036	27.50%	$320,489	30.38%	$129,308	33.68%
Multifamily residential	89,087	5.32	92,460	5.94	74,226	5.09	45,181	4.28	25,773	6.71
Nonfarm nonresidential	557,185	33.31	495,173	31.83	487,684	33.45	369,974	35.07	168,902	43.99
Farmland	96,786	5.79	94,018	6.04	94,235	6.46	47,199	4.47	2,663	0.69
Construction and land development	157,453	9.41	125,785	8.08	116,015	7.96	98,594	9.34	23,891	6.23
Total real estate loans	1,291,736	77.22	1,196,543	76.90	1,173,196	80.46	881,437	83.54	350,537	91.30

Commercial loans	345,087	20.63	323,096	20.77	246,304	16.89	139,871	13.26	29,033	7.56

Consumer loans	36,036	2.15	36,265	2.33	38,594	2.65	33,809	3.20	4,368	1.14

Total loans receivable	1,672,859	100.00%	1,555,904	100.00%	1,458,094	100.00%	1,055,117	100.00%	383,938	100.00%

Less:
Unearned discounts and net deferred loan costs (fees)	378		485		558		(235)		(78)
Allowance for loan and lease losses	(18,992)		(15,584)		(14,550)		(13,660)		(12,711)
Total loans receivable, net	$1,654,245		$1,540,805		$1,444,102		$1,041,222		$371,149

Total loans receivable increased $117.0 million to $1.7 billion at December 31, 2017, compared to $1.6 billion at December 31, 2016. The change in the Bank’s loan portfolio was primarily due to increases in nonfarm nonresidential and commercial loans as a result of a greater emphasis on this line of business partially offset by loans paid off and principal payments made during the period.

Loan Concentrations. Loan concentrations are defined as loans to borrowers engaged in similar business-related activities, which would cause them to be similarly impacted by economic or other conditions. We regularly monitor these concentrations in order to consider adjustments in our lending practices. As of December 31, 2017 and 2016, there was no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business that exceeded 10% of total loans.

Loan Maturity and Interest Rates. The following table sets forth certain information at December 31, 2017, regarding the dollar amount of loans maturing in the Bank’s loan portfolios based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

	Within One Year	After One Year Through Five Years	After Five Years	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$64,884	$156,566	$169,775	$391,225
Multifamily residential	3,137	68,106	17,844	89,087
Nonfarm nonresidential	72,127	272,368	212,690	557,185
Farmland	19,808	56,565	20,413	96,786
Construction and land development	36,477	83,757	37,219	157,453
Commercial loans	82,422	238,282	24,383	345,087
Consumer loans	6,000	27,196	2,840	36,036
Total(1)	$284,855	$902,840	$485,164	$1,672,859

(1)     Gross of unearned discounts and net deferred loan costs and the ALLL.

The following table sets forth the dollar amount of the Bank’s loans at December 31, 2017, due after one year from such date which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$208,354	$117,987	$326,341
Multifamily residential	85,950	--	85,950
Nonfarm nonresidential	384,051	101,007	485,058
Farmland	61,019	15,959	76,978
Construction and land development	101,603	19,373	120,976
Commercial loans	67,629	195,036	262,665
Consumer loans	29,851	185	30,036
Total (1)	$938,457	$449,547	$1,388,004
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

Nonperforming Assets. The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
Nonaccrual Loans:	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets	Net (2)	% Assets
One- to four-family residential	$7,061	0.32%	$6,709	0.33%	$6,455	0.34%	$4,959	0.33%	$4,258	0.77%
Multifamily residential	--	--	--	--	230	0.01%	--	--	--	--
Nonfarm nonresidential	7,374	0.34%	5,177	0.25%	6,638	0.35%	3,113	0.21%	4,057	0.75%
Farmland	657	0.03%	783	0.04%	973	0.05%	734	0.05%	782	0.15%
Construction and land development	188	0.01%	463	0.02%	622	0.03%	624	0.04%	2,467	0.44%
Commercial	1,669	0.08%	4,071	0.20%	4,235	0.22%	306	0.02%	350	0.06%
Consumer	212	0.01%	173	0.01%	187	0.01%	34	--	24	0.01%

Total nonaccrual loans	17,161	0.79%	17,376	0.85%	19,340	1.01%	9,770	0.65%	11,938	2.18%

Accruing loans 90 days or more past due	--	--	--	--	451	0.02%	353	0.02%	--	--

Real estate owned	1,648	0.08%	1,945	0.09%	3,642	0.19%	4,792	0.31%	8,627	1.57%

Total nonperforming assets	18,809	0.87%	19,321	0.94%	23,433	1.22%	14,915	0.98%	20,565	3.75%
Performing restructured loans	882	0.04%	4,804	0.23%	284	0.01%	566	0.04%	494	0.09%

Total nonperforming assets and performing restructured loans (1)	$19,691	0.91%	$24,125	1.17%	$23,717	1.23%	$15,481	1.02%	$21,059	3.84%

(1)

The table above does not include substandard loans which were judged not to be impaired totaling $30.7 million, $30.7 million, $30.2 million, $24.9 million and $2.9 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively, or ASC 310-30 purchased credit impaired loans which are considered to be performing at December 31, 2017, 2016, 2015 and 2014.

(2)	Loan balances are presented net of undisbursed loan funds, partial charge-offs, and interest payments recorded as reductions of principal for financial reporting purposes.

Interest income recorded during the years ended December 31, 2017, 2016, 2015, 2014 and 2013 for loans in the above table was $48,000, $13,000, $14,000, $29,000 and $21,000, respectively. Under their original terms, these loans would have reported approximately $1.1 million, $1.4 million, $1.2 million, $745,000 and $873,000 of interest income for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Nonaccrual Loans. The composition of nonaccrual loans by status was as follows as of the dates indicated (dollars in thousands):

	December 31, 2017		December 31, 2016		Increase (Decrease)
	Balance	Percentage of Total	Balance	Percentage of Total	Balance	Percentage of Total

Bankruptcy or foreclosure	$3,369	19.6%	$1,442	8.3%	$1,927	11.3%
Over 90 days past due	7,777	45.3	5,784	33.3	1,993	12.0
30-89 days past due	786	4.6	1,027	5.9	(241)	(1.3)
Not past due	5,229	30.5	9,123	52.5	(3,894)	(22.0)
	$17,161	100.0%	$17,376	100.0%	$(215)	--

The following table presents nonaccrual loan activity for the year ended December 31, 2017 (in thousands):

Balance of nonaccrual loans—January 1, 2017	$17,376
Loans added to nonaccrual status	12,824
Net cash payments	(6,584)
Loans returned to accrual status	(4,059)
Charge-offs to the ALLL	(352)
Transfers to REO and repossessed assets, net	(2,044)

Balance of nonaccrual loans—December 31, 2017	$17,161

Real Estate Owned. Changes in the composition of real estate owned during the year ended December 31, 2017 are presented in the following table (dollars in thousands).

	January 1, 2017	Additions	Fair Value Adjustments	Net Sales Proceeds(1)	Net Gain	December 31, 2017
One- to four-family residential	$904	$1,941	$(34)	$(1,763)	$156	$1,204
Land	368	207	(86)	(307)	56	238
Nonfarm nonresidential	673	--	(2)	(561)	96	206
Total	$1,945	$2,148	$(122)	$(2,631)	$308	$1,648

(1)	Net sales proceeds include $24,000 of loans made by the Bank to facilitate the sale of real estate owned.

Classified Assets. Federal regulations require that each financial institution risk rate their classified assets into three classification categories - substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is generally considered uncollectible and of such little value that continuance as an asset is not warranted. As of December 31, 2017 and 2016, the Bank did not have any assets classified as doubtful or loss.

The table below summarizes the Bank’s classified assets as of the dates indicated (dollars in thousands):

	December 31,
	2017	2016
Nonaccrual loans	$17,161	$17,376
Accruing classified loans	31,587	35,495
Classified loans	48,748	52,871
Real estate owned	1,648	1,945

Total classified assets	$50,396	$54,816
Texas Ratio (1)	8.0%	8.8%
Classified Assets Ratio (2)	21.5%	24.9%

(1)	Defined as the ratio of nonperforming loans and real estate owned to the Bank’s Tier 1 capital plus the ALLL.
(2)	Defined as the ratio of classified assets to the Bank’s Tier 1 capital plus the ALLL.

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

The Company considers the ALLL totaling approximately $19.0 million to be appropriate based on evaluations of the management of the Bank of the loan portfolio and the losses inherent in the loan portfolio as of December 31, 2017. Actual losses may substantially differ from currently estimated losses. Adequacy of the ALLL is periodically evaluated, and the ALLL could be significantly decreased or increased, which could materially affect the Company’s financial condition and results of operations.

The following table summarizes changes in the ALLL and other selected statistics for the periods indicated.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)

Total loans outstanding at end of period	$1,672,859	$1,555,904	$1,458,094	$1,055,117	$383,938
Average loans outstanding	$1,667,971	$1,503,245	$1,158,288	$756,078	$361,094
Allowance at beginning of period	$15,584	$14,550	$13,660	$12,711	$15,676
Charge-offs:
One- to four-family residential	(148)	(455)	(661)	(116)	(1,249)
Multifamily residential	(45)	(1)	--	--	(876)
Nonfarm nonresidential	--	--	(17)	(114)	(1,177)
Farmland	(203)	--	--	--	--
Construction and land development	--	--	(10)	(444)	(115)
Commercial	(289)	(83)	(32)	(29)	(386)
Consumer (1)	(630)	(447)	(354)	(186)	(142)
Purchased credit impaired	(85)	(801)	(319)	--	--
Total charge-offs	(1,400)	(1,787)	(1,393)	(889)	(3,945)
Recoveries:
One- to four-family residential	25	38	120	90	221
Multifamily residential	--	--	--	--	--
Nonfarm nonresidential	--	11	61	14	500
Farmland	48	--	--	--	--
Construction and land development	22	62	164	76	123
Commercial	25	11	23	4	81
Consumer (1)	104	83	118	66	55
Purchased credit impaired	86	100	--	--	--
Total recoveries	310	305	486	250	980
Net charge-offs	(1,090)	(1,482)	(907)	(639)	(2,965)
Total provisions for losses	4,498	2,516	1,797	1,588	--
Allowance at end of period	$18,992	$15,584	$14,550	$13,660	$12,711

ALLL as a percentage of total loans outstanding at end of period	1.14%	1.00%	1.00%	1.29%	3.31%

Net loans charged-off as a percentage of average loans outstanding	0.07%	0.10%	0.08%	0.08%	0.82%

ALLL as a percentage of nonaccrual loans	110.7%	89.7%	75.2%	139.8%	106.5%

 ___________________________________________

(1)

Consumer loan charge-offs include overdraft charge-offs of $448,000, $365,000, $316,000, $148,000 and $125,000, for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively. Consumer loan recoveries include recoveries of overdraft charge-offs of $99,000, $79,000, $75,000, $47,000 and $52,000, for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

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

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
	(Dollars in Thousands)

One- to four-family residential	$4,244	23.25%	$3,896	24.83%	$3,870	27.29%	$4,488	29.96%	$4,549	33.68%
Multifamily residential	1,027	5.32	962	5.94	665	5.09	791	4.28	1,001	6.71
Nonfarm nonresidential	4,426	33.19	3,210	31.34	3,599	32.77	4,243	34.15	4,271	43.99
Farmland	1,106	5.79	863	6.04	714	6.46	342	4.47	158	0.69
Construction and land development	2,315	9.33	1,791	7.99	1,456	7.81	1,023	9.03	1,383	6.23
Commercial	4,881	20.60	3,909	20.73	2,565	16.82	2,315	13.14	1,268	7.56
Consumer	556	2.15	360	2.33	166	2.64	101	3.19	81	1.14
Purchased credit impaired	437	0.37	593	0.80	1,515	1.12	357	1.78	--	--
Total	$18,992	100.00%	$15,584	100.00%	$14,550	100.00%	$13,660	100.00%	$12,711	100.00%

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

Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income. At December 31, 2017, investment securities with a fair value of approximately $122.7 million were pledged as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with carrying values of approximately $13.4 million at December 31, 2017, for securities sold under agreements to repurchase. At December 31, 2017, investments in the debt and/or equity securities of any one issuer did not exceed more than 10% of the Company's stockholders' equity.

The following table sets forth the amortized cost (in thousands) of investment securities that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2017. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
U.S. Treasuries and government agencies	$500	1.35%	$2,500	1.24%	$--	--	$--	--	$3,000	1.26%
Municipal securities	3,872	2.13%	13,425	2.42%	14,145	2.76%	60,615	2.91%	92,057	2.78%
Residential mortgage-backed securities	--	--	1	1.07%	--	--	96,452	2.41%	96,453	2.41%
Corporate debt securities	--	--	--	--	5,000	5.63%	--	--	5,000	5.63%
Total	$4,372	2.04%	$15,926	2.23%	$19,145	3.51%	$157,067	2.60%	$196,510	2.65%

Held to Maturity
Municipal securities	$--	--	$--	--	$6,506	2.20%	$36,269	2.80%	$42,775	2.71%
Total	$--	--	$--	--	$6,506	2.20%	$36,269	2.80%	$42,775	2.71%

As of December 31, 2017, the Company held approximately $133.8 million of investment securities with issuer call options, of which approximately $24.9 million are callable within one year.

The following table sets forth the carrying value of the Company's investment securities as of the dates indicated.

	December 31,
	2017	2016	2015
	(In Thousands)
Available for Sale
U.S. Treasuries and government agencies	$2,963	$5,631	$49,500
Municipal securities	92,945	87,050	63,933
Residential mortgage-backed securities	95,678	95,795	85,152
Corporate debt securities	5,220	--	--
Total	$196,806	$188,476	$198,585

Held to Maturity
Municipal securities	$42,775	$26,977	$--
Total	$42,775	$26,977	$--

The decreases in U.S. Treasury and government agency securities were primarily due to calls and maturities during the years ended December 31, 2017 and 2016.  The increases in municipal securities and residential mortgage backed securities during the years ended December 31, 2017 and 2016 were due to reinvestment of proceeds from sales, calls and maturities of investment securities to provide a better risk adjusted return.  The overall yield of the available for sale investment portfolio improved to 2.65% at December 2017 compared to 2.52% at December 31, 2016 and 2.06% at December 31, 2015.

DEPOSITS AND BORROWINGS

Deposits. Changes in the composition of deposits between December 31, 2017 and 2016 are presented in the following table (dollars in thousands).

	December 31,	December 31,	Increase
	2017	2016	(Decrease)	% Change

Checking accounts	$717,869	$724,137	$(6,268)	(0.87)%
Money market accounts	184,788	206,388	(21,600)	(10.47)
Savings accounts	162,448	164,653	(2,205)	(1.34)
Certificates of deposit	434,339	548,902	(114,563)	(20.87)

Total deposits	$1,499,444	$1,644,080	$(144,636)	(8.80)%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit and/or total deposits for the periods indicated.

	Year Ended December 31,
	2017		2016		2015
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)

Savings accounts	$165,069	0.11%	$164,773	0.12%	$129,556	0.13%
Money market accounts	205,761	0.40	213,780	0.37	134,606	0.33
Checking accounts – interest	496,406	0.17	480,206	0.18	401,156	0.19
Checking accounts - noninterest	220,572	--	226,758	--	189,827	--
Certificates of deposit	531,604	0.98	535,435	0.89	466,551	0.87
Total deposits	$1,619,412	0.43%	$1,620,952	0.40%	$1,321,696	0.40%

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2017 by time remaining to maturity.

Amount
(In Thousands)
Quarter Ending:
March 31, 2018	$46,490
June 30, 2018	41,952
September 30, 2018	36,125
December 31, 2018	21,815
After December 31, 2018	69,581
Total certificates of deposit with balances of $100,000 or more	$215,963

Short Term and Other Borrowings. Other borrowings increased in 2017 by $234.8 million primarily due to an increase in FHLB advances of $244.7 million due to an increase in short term advances, offset by repayments of longer term advances and repayments of $12.3 million on the Company’s line of credit and notes payable, both with an unaffiliated bank.

The following table sets forth information with respect to the Company’s consolidated borrowings at and during the periods indicated. Borrowings include securities sold under agreement to repurchase and other borrowings as reflected on the consolidated statements of financial condition.

	At or For the Year Ended December 31,
	2017	2016	2015
	(Dollars in Thousands)
Maximum month end balance	$400,256	$171,118	$91,586
Average balance	319,924	111,484	76,905
Year end balance	400,256	171,118	84,455
Weighted average interest rate:
At end of year	1.46%	1.00%	1.26%
During the year	1.17%	1.26%	1.33%

LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds for the Company is the receipt of dividends from the Bank, the receipt of management fees from the Bank, cash balances maintained, and borrowings from an unaffiliated bank. Payment of dividends by the Bank is subject to certain regulatory restrictions as set forth in banking laws and regulations. See “Regulation” included in Item 1 Business.

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

At December 31, 2017, the Bank’s unused borrowing availability primarily consisted of (1) $230.0 million of available borrowing capacity with the FHLB, (2) $116.9 million of investment securities available to pledge for federal funds or other borrowings and (3) $103.0 million of available unsecured federal funds borrowing lines. In addition, at December 31, 2017, the Company had available borrowing capacity of $12.4 million with an unaffiliated bank.

At December 31, 2017, the Company’s consolidated liquidity ratio was approximately 9.33% which represents liquid assets as a percentage of deposits and short-term borrowings. As of the same date, the Company’s overall adjusted liquidity ratio was 23.81%, which represents liquid assets plus borrowing capacity with the FHLB and correspondent banks as a percentage of deposits and short-term borrowings. The Company anticipates it will continue to rely primarily on principal and interest repayments on loans and securities and deposits to provide liquidity, as well as other funding sources as appropriate. Additionally, where appropriate, the secondary sources of borrowed funds and brokered deposits described above will be used to augment the Company’s primary funding sources. We believe that we have sufficient liquidity to satisfy the current and projected operations of the Company and the Bank.

At December 31, 2017, the Company’s leverage, common equity tier 1, tier 1 risk-based and total risk-based capital ratios were 9.41%, 11.34%, 11.34% and 12.39%, respectively, compared to capital adequacy requirements of 4%, 4.5%, 6% and 8%, respectively. See Note 21 to the Consolidated Financial Statements – “Regulatory Matters” for more information about the Company’s and the Bank’s capital requirements and ratios.

The loan agreement governing the line of credit and notes payable to an unaffiliated bank contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 50%, a maximum classified asset ratio of 50% and a minimum Tier 1 leverage ratio of 8% for the Bank. At December 31, 2017, the Company was in compliance with the applicable covenants imposed by the loan agreement.

OFF-BALANCE SHEET ARRANGEMENTS and CONTRACTUAL OBLIGATIONS

At December 31, 2017, the Bank was contractually obligated to make future minimum payments as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Certificates of deposit maturities	$285,203	$110,412	$32,114	$6,610	$434,339
Other borrowings	361,977	17,545	1,890	5,399	386,811
Lease obligations	768	653	435	2,841	4,697

At December 31, 2017, the Bank was contractually obligated to fund future obligations as follows (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3 - 5 Years	5 Years	Total

Unused lines of credit	$59,154	$44,580	$28,604	$2,443	$134,781
Unadvanced portion of construction loans	14,097	11,418	16,394	6,550	48,459
Standby letters of credit	1,389	594	104	1,572	3,659
Loan origination commitments	40,410	--	--	--	40,410

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

DIVIDENDS

During the years ended December 31, 2017 and 2016, the Company distributed cash dividends of $0.12 per share and $0.075 per share, respectively. No dividends were distributed during the year ended December 31, 2015. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Company’s stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions. In addition, the Bank is subject to limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. ASBD regulations specify that the maximum dividend state banks may pay to the parent company in any calendar year without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the FRB, the maximum dividend that may be paid without prior approval by the FRB is the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  At December 31, 2017, the Bank had approximately $18.6 million available for payment of dividends to the Company without prior regulatory approval from the ASBD and approximately $24.5 million available for payment of dividends to the Company without prior regulatory approval from the FRB.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the twelve month periods commencing January 1, 2018 and 2017, respectively. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at year-end will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous, parallel and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities.

	% Change in Projected Baseline Net Interest Income
Changes in Interest Rates (in bps)	Twelve Months Commencing January 1, 2018	Twelve Months Commencing January 1, 2017
+400	-6.8%	1.7%
+300	-4.9%	1.7%
+200	-3.0%	1.6%
+100	-1.1%	1.3%
-100	-4.7%	-6.7%
-200	Not meaningful	Not meaningful
-300	Not meaningful	Not meaningful
-400	Not meaningful	Not meaningful

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Bear State Financial, Inc.

Little Rock, Arkansas

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Bear State Financial, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company’s auditor since 2010.

Little Rock, Arkansas

March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee, Board of Directors and Stockholders

Bear State Financial, Inc.

Little Rock, Arkansas

Opinion on the Internal Control over Financial Reporting

We have audited Bear State Financial Inc.'s (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 16, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

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

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management's assessment and our audit also were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of the Company's internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP

Little Rock, Arkansas

March 16, 2018

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

Management has evaluated the effectiveness of its internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2017 based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013 edition), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and the application of the specified criteria, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2017.

BKD, LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017 which is included in Item 8. Financial Statements and Supplementary Data.

/s/ Matt Machen	/s/ Sherri Billings
Matt Machen Chief Executive Officer	Sherri Billings Chief Financial Officer

BEAR STATE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION DECEMBER 31, 2017 AND 2016
(In thousands, except share data)

	2017	2016
ASSETS
Cash and cash equivalents	$53,568	$78,789
Interest-bearing time deposits in banks	4,075	4,571
Investment securities:
Available for sale securities, at fair value	196,806	188,476
Held to maturity securities, at amortized cost (fair value of $42,849 and $25,090, respectively)	42,775	26,977
Other investment securities, at cost	27,077	13,759
Loans receivable, net of allowance of $18,992 and $15,584, respectively	1,654,245	1,540,805
Loans held for sale	3,815	8,954
Accrued interest receivable	7,677	7,006
Real estate owned, net	1,648	1,945
Office properties and equipment, net	50,546	54,049
Office properties and equipment held for sale	2,201	5,337
Cash surrender value of life insurance	58,200	57,267
Goodwill	40,196	40,196
Core deposit intangibles, net	9,332	10,353
Deferred tax asset, net	4,611	11,619
Prepaid expenses and other assets	4,191	3,072

TOTAL	$2,160,963	$2,053,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest bearing deposits	$217,582	$223,038
Interest bearing deposits	1,281,862	1,421,042
Total deposits	1,499,444	1,644,080
Securities sold under agreement to repurchase	13,445	19,114
Other borrowings	386,811	152,004
Other liabilities	8,106	4,550

Total liabilities	1,907,806	1,819,748

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—5,000,000 shares authorized; none issued at December 31, 2017 or 2016	--	--
Common stock, $0.01 par value—100,000,000 shares authorized; 37,767,613 and 37,618,597 shares issued and outstanding at December 31, 2017 and 2016, respectively	378	376
Additional paid-in capital	210,599	209,274
Accumulated other comprehensive income (loss)	180	(1,436)
Retained earnings	42,000	25,213

Total stockholders’ equity	253,157	233,427

TOTAL	$2,160,963	$2,053,175

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands, except earnings per share data)

	2017	2016	2015
INTEREST INCOME:
Loans receivable	$79,120	$70,936	$57,039
Investment securities:
Taxable	2,750	1,952	1,535
Nontaxable	3,700	2,185	1,955
Other	697	313	317
Total interest income	86,267	75,386	60,846

INTEREST EXPENSE:
Deposits	6,992	6,515	5,339
Other borrowings	3,755	1,403	1,025

Total interest expense	10,747	7,918	6,364

NET INTEREST INCOME	75,520	67,468	54,482

PROVISION FOR LOAN LOSSES	4,498	2,516	1,797

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	71,022	64,952	52,685

NONINTEREST INCOME:
Net gain on sales of investment securities	48	19	20
Deposit fee income	9,970	8,994	7,907
Earnings on life insurance policies	2,940	1,665	1,510
Gain on sales of loans	3,773	4,796	3,084
Other	1,008	1,237	1,026

Total noninterest income	17,739	16,711	13,547

NONINTEREST EXPENSES:
Salaries and employee benefits	28,519	31,168	25,742
Net occupancy expense	6,987	7,414	6,411
Real estate owned, net	(2)	(377)	(369)
FDIC insurance	1,078	1,099	960
Amortization of intangible assets	1,021	1,021	724
Data processing	5,769	5,520	6,411
Professional fees	1,860	2,212	1,923
Advertising and public relations	1,148	1,600	2,520
Postage and supplies	836	1,121	1,113
Other	7,239	6,567	5,584

Total noninterest expenses	54,455	57,345	51,019

INCOME BEFORE INCOME TAXES	34,306	24,318	15,213

INCOME TAX PROVISION	12,995	6,859	4,639

NET INCOME	$21,311	$17,459	$10,574

Basic earnings per common share	$0.57	$0.46	$0.31

Diluted earnings per common share	$0.56	$0.46	$0.30

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	2017	2016	2015

Net income	$21,311	$17,459	$10,574
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities AFS	2,671	(2,933)	(290)
Less: reclassification adjustments for realized gain included in net income	(48)	(19)	(20)
Other comprehensive income (loss), before tax effect	2,623	(2,952)	(310)
Tax effect	(1,007)	1,130	119
Other comprehensive income (loss)	1,616	(1,822)	(191)
COMPREHENSIVE INCOME	$22,927	$15,637	$10,383

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands, except share and per share data)

	Issued			Accumulated	Accumulated
	Common Stock		Additional	Other	Deficit/	Total
			Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
BALANCE – January 1, 2015	33,365,845	334	169,543	577	--	170,454

Net income	--	--	--	--	10,574	10,574
Other comprehensive loss	--	--	--	(191)	--	(191)
Shares issued – acquisition of Metropolitan	4,610,317	46	41,954	--	--	42,000
Shares issued – stock option exercises	6,200	--	37	--	--	37
Shares issued – restricted stock unit vesting	34,038	--	(185)	--	--	(185)
Stock compensation	--	--	724	--	--	724
Repurchase of common stock	(28,678)	--	(256)	--	--	(256)
BALANCE – December 31, 2015	37,987,722	380	211,817	386	10,574	223,157

Net income	--	--	--	--	17,459	17,459
Other comprehensive loss	--	--	--	(1,822)	--	(1,822)
Shares issued – stock option exercises	21,664	--	141	--	--	141
Shares issued – restricted stock unit vesting	62,393	--	(255)	--	--	(255)
Stock compensation	--	--	1,239	--	--	1,239
Dividends distributed - $0.075 per common share	--	--	--	--	(2,820)	(2,820)
Repurchase of common stock	(453,182)	(4)	(3,668)	--	--	(3,672)
BALANCE – December 31, 2016	37,618,597	$376	$209,274	$(1,436)	$25,213	$233,427

Net income	--	--	--	--	21,311	21,311
Other comprehensive income	--	--	--	1,616	--	1,616
Shares issued – stock option exercises	93,218	1	642	--	--	643
Shares issued – restricted stock unit vesting	55,798	1	(276)	--	--	(275)
Stock compensation	--	--	959	--	--	959
Dividends distributed - $0.12 per common share	--	--	--	--	(4,524)	(4,524)
BALANCE – December 31, 2017	37,767,613	$378	$210,599	$180	$42,000	$253,157

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	2017	2016	2015

OPERATING ACTIVITIES:
Net income	$21,311	$17,459	$10,574
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,498	2,516	1,797
Provision for real estate losses	137	311	47
Deferred tax provision	6,001	7,116	4,371
Deferred tax valuation allowance	--	(897)	(120)
Net amortization of premiums on investment securities	1,889	1,309	626
Federal Home Loan Bank stock dividends	(196)	(39)	(8)
Loss (gain) on dispositions of fixed assets, net	8	(1,019)	(85)
Impairment on office properties held for sale	634	1,076	--
Gain on sales of real estate owned and repossessed assets, net	(291)	(943)	(587)
Gain on sales of investment securities, net	(48)	(19)	(20)
Originations of loans held for sale	(119,158)	(163,727)	(109,239)
Proceeds from sales of loans originated for sale	128,070	166,895	113,454
Gain on sales of loans originated to sell	(3,773)	(4,796)	(3,084)
Depreciation	3,365	3,706	3,293
Amortization of deferred loan costs, net	662	1,138	254
Accretion of purchased loans, net	(4,419)	(4,972)	(4,764)
Amortization of other intangible assets	1,021	1,021	724
Stock compensation	959	1,239	724
Earnings on life insurance policies	(2,031)	(1,665)	(1,498)
Changes in operating assets and liabilities:
Accrued interest receivable	(671)	(849)	(188)
Prepaid expenses and other assets	(1,113)	218	1,276
Other liabilities	3,556	(371)	(3,621)

Net cash provided by operating activities	40,411	24,707	13,926

INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash received	--	--	(13,931)
Net decrease in federal funds sold	--	18	33
Purchases of interest bearing time deposits in banks	(1,485)	(2,590)	--
Redemptions of interest bearing time deposits in banks	1,981	8,949	1,491
Purchases of held to maturity (“HTM”) securities	(16,093)	(26,992)	--
Proceeds from maturities/calls/paydowns of HTM securities	30	--	--
Purchases of available for sale (“AFS”) securities	(41,575)	(99,001)	(55,951)
Proceeds from sales of AFS securities	2,069	30,386	21,099
Proceeds from maturities/calls/paydowns of AFS securities	32,223	74,497	50,724
Purchases in other investments	(13,122)	(6,152)	(5,205)
Redemptions of other investments	--	1,995	3,515
Loan disbursements, net of repayments	(105,774)	(78,047)	934
Loan participations purchased	(12,640)	(29,094)	(40,937)
Loan participations sold	2,245	9,721	640
Proceeds from sales of real estate owned and repossessed assets	2,640	4,340	4,370
Proceeds from sales of office properties held for sale	3,750	2,530	--
Proceeds from sales of office properties and equipment	3	6	951
Purchases of office properties and equipment	(1,328)	(2,069)	(4,652)
Purchases of bank owned life insurance	--	(3,000)	(772)
Proceeds from settlement of bank owned life insurance	1,098	--	--

Net cash used in investing activities	(145,978)	(114,503)	(37,691)
(Continued)

BEAR STATE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	2017	2016	2015
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(144,636)	$36,397	$(26,763)
Proceeds from long term advances from Federal Home Loan Bank	85,223	40,245	20,551
Repayments of long term advances from Federal Home Loan Bank	(85,554)	(25,571)	(14,328)
Net change in short term advances from Federal Home Loan Bank	245,000	61,800	4,200
Proceeds from other borrowings	2,400	4,800	1,850
Repayments of other borrowings	(12,262)	(1,650)	(1,151)
Net increase (decrease) in short term borrowings	(5,669)	7,039	(21,145)
Proceeds from exercise of stock options	643	141	37
Shares withheld for payment of employee payroll taxes	(275)	(255)	(185)
Repurchase of common stock	--	(3,672)	(256)
Dividends distributed	(4,524)	(2,820)	--

Net cash provided by (used in) financing activities	80,346	116,454	(37,190)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,221)	26,658	(60,955)

CASH AND CASH EQUIVALENTS:
Beginning of period	78,789	52,131	113,086

End of period	$53,568	$78,789	$52,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$10,611	$7,896	$6,438

Cash received for income tax refunds	$--	$--	$2,135

Cash paid for income tax	$3,136	$892	$--

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate and other assets acquired in settlement of loans	$2,012	$2,240	$2,384

Sales of real estate owned financed by the Bank	$24	$146	$282

Common stock issued for acquisitions	$--	$--	$42,000

Office properties transferred to real estate owned	$207	$--	$464

Office properties transferred to office properties held for sale	$1,428	$7,925	$--

(Concluded)

See notes to consolidated financial statements.

BEAR STATE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Bear State Financial, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas.  Its subsidiary bank, Bear State Bank (the “Bank”), is a community oriented bank providing a broad line of financial products to individuals and business customers.  As of December 31, 2017, the Bank operates 42 branches, three personalized technology centers equipped with interactive teller machines (“ITMs”) and three loan production offices throughout Arkansas, Missouri and Southeast Oklahoma. On June 28, 2016, the Bank converted from a national bank to an Arkansas state-chartered bank.

On August 22, 2017, the Company and the Bank entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Arvest Bank, an Arkansas banking corporation (“Arvest”), and Arvest Acquisition Sub, Inc., an Arkansas corporation and a wholly-owned subsidiary of Arvest (“Acquisition Sub”), pursuant to which Arvest will acquire the Company and the Bank (the “Merger”).

Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding as of the effective time of the Merger will be converted into a right to receive $10.28 per share, payable in cash. The shareholders of the Company approved the Merger at a special meeting of shareholders held November 15, 2017. The Merger is expected to close in late March or April 2018 and is pending federal regulatory approval.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. In evaluating whether impairment is other than temporary, management primarily considers the length of time and the extent to which the fair value has been less than the amortized cost basis, the nature of the investment, the cause of the impairment, whether any periodic coupon payments have been missed, whether the security has been downgraded by rating agencies, and whether the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. Management has determined that no OTTI charges were necessary during the years ended December 31, 2017, 2016 or 2015.

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

General Allowance

The general component covers loans that are collectively evaluated for impairment and is based on historical loss experience adjusted for current qualitative environmental factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment. At December 31, 2017, an average of four quarterly migration periods of eight quarters each was generally used to calculate historical loss experience. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, competition, increasing interest rates, external factors and other considerations. The general component also includes impaired loans that are not individually measured for impairment based on the Bank’s threshold described above as well as loans that are individually evaluated but not considered impaired.

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

Real Estate Owned, Net—Real estate owned represents foreclosed assets held for sale and is initially recorded at estimated fair value less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs and expenses related to major additions and improvements are capitalized while maintenance and repairs that do not extend the lives of the respective assets are expensed. At December 31, 2017, the Bank had approximately $1.0 million one- to four-family loans in the process of foreclosure.

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

The Company’s adoption of these ASUs on January 1, 2018 did not have a material impact on the Company’s financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). This ASU requires certain equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of such investments; eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost; requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. For public entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU on January 1, 2018 did not have a material impact on the Company’s financial statements since it does not have any marketable equity securities and there are no indications that its nonmarketable equity securities are impaired.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU gives clarity and reduces diversity in practice by providing guidance about which changes to terms or conditions of a shared-based payment award require an entity to apply modification accounting in Topic 718. For public entities, ASU 2017-09 is effective for interim and annual periods beginning after December 15, 2017; however, early adoption is permitted. The adoption of this ASU on January 1, 2018 did not to have an impact on the Company’s financial statements as the Company has not historically changed the terms or conditions of share-based payment awards.

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

In February 2018, the FASB issued ASU 2018-02—Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income (AOCI) to retained earnings resulting from the Tax Cuts and Jobs Act of 2017. For all entities, ASU 2018-02 is effective for annual periods beginning after December 15, 2018 and interim periods with those fiscal years; however, early adoption is permitted. The Company adopted this ASU as of January 1, 2018, which resulted in a net reclassification of $39,000 between AOCI and retained earnings. The Company’s policy is to release material stranded tax effects on a specific identification basis.

Reclassifications— Various items within the accompanying consolidated financial statements for the previous years have been reclassified to conform to the classifications used for reporting in 2017. These reclassifications had no effect on net earnings.

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

Beginning October 1, 2015, the operations of Metropolitan are included in the Company’s consolidated results of operations and contributed $5.6 million of net interest income and $1.0 million of net income for the year ended December 31, 2015. The following pro-forma combined consolidated financial information presents how the combined financial information of the Company and Metropolitan might have appeared had the businesses actually been combined as of the beginning of the reporting period. The following schedule represents the pro-forma combined financial information as of the year ended December 31, 2015, assuming the acquisition was completed as of January 1, 2015, (in thousands, except per share data):

2015

Net interest income	$67,834
Total noninterest income	15,698
Net income	13,466
Basic earnings per common share	$0.34
Diluted earnings per common share	$0.34

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

Interest bearing time deposits in banks mature within two to five years and are carried at cost. The scheduled maturities of these deposits at December 31, 2017, by contractual maturity are shown below (in thousands):

	Weighted
Years ending December 31:	Average Rate	Amount
2019	0.48%	$100
2021	1.84	2,490
2022	2.32	1,485

Total	1.98%	$4,075

4.	INVESTMENT SECURITIES

Investment securities consisted of the following at December 31 (in thousands):

	2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$3,000	$--	$(37)	$2,963
Municipal securities	92,057	1,013	(125)	92,945
Residential mortgage-backed securities	96,453	338	(1,113)	95,678
Corporate debt securities	5,000	220	--	5,220

Total available for sale	$196,510	$1,571	$(1,275)	$196,806

Held to maturity
Municipal securities	$42,775	$388	$(314)	$42,849

Total held to maturity	$42,775	$388	$(314)	$42,849

	2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasuries and government agencies	$5,657	$5	$(31)	$5,631
Municipal securities	88,276	343	(1,569)	87,050
Residential mortgage-backed securities	96,870	348	(1,423)	95,795

Total available for sale	$190,803	$696	$(3,023)	$188,476

Held to maturity
Municipal securities	$26,977	$16	$(1,903)	$25,090

Total held to maturity	$26,977	$16	$(1,903)	$25,090

The mortgage-backed portfolios at December 31, 2017 and 2016 were composed entirely of residential mortgage-backed securities issued or guaranteed by GNMA, FNMA or FHLMC.

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

	2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$494	$6	$1,969	$31	$2,463	$37
Municipal securities	14,335	55	20,633	384	34,968	439
Residential mortgage-backed securities	31,115	167	40,947	946	72,062	1,113

Total	$45,944	$228	$63,549	$1,361	$109,493	$1,589

	2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and government agencies	$1,969	$31	$--	$--	$1,969	$31
Municipal securities	73,194	3,472	--	--	73,194	3,472
Residential mortgage-backed securities	78,725	1,423	--	--	78,725	1,423

Total	$153,888	$4,926	$--	$--	$153,888	$4,926

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

The Company has pledged investment securities with fair values of approximately $122.7 million at December 31, 2017 and $140.6 million at December 31, 2016, as collateral for certain deposits in excess of $250,000 and for other purposes, including investment securities with fair values of approximately $13.4 million at December 31, 2017 and $19.1 million at December 31, 2016, for securities sold under agreements to repurchase.

The following table sets forth the amount (dollars in thousands) of investment securities that contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2017. Weighted average yields for municipal obligations have not been adjusted to a tax-equivalent basis. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation without prepayment penalties.

	December 31, 2017
	Available for Sale			Held to Maturity
			Weighted			Weighted
	Amortized Cost	Fair Value	Average Rate	Amortized Cost	Fair Value	Average Rate

Within one year	$4,371	$4,372	2.04%	$--	$--	--
Due from one year to five years	15,925	15,911	2.23%	--	--	--
Due from five years to ten years	19,145	19,517	3.51%	6,506	6,548	2.20%
Due after ten years	60,616	61,328	2.91%	36,269	36,301	2.80%
	100,057	101,128	2.88%	42,775	42,849	2.71%
Residential mortgage-backed securities	96,453	95,678	2.41%	--	--	--
Total	$196,510	$196,806	2.65%	$42,775	$42,849	2.71%

As of December 31, 2017 and 2016, investment securities with an amortized cost totaling approximately $133.8 million and $93.8 million, respectively, have call options held by the issuer, of which approximately $24.9 million and $27.4 million, respectively, are or were callable within one year.

Information regarding sales of the Company’s investment securities available for sale for the years ended December 31 is summarized below (in thousands):

	2017	2016	2015

Sales proceeds	$2,069	$30,386	$21,099

Gross realized gains	$48	$195	$92
Gross realized losses	--	(176)	(72)
Net gains on sales of investment securities	$48	$19	$20

At December 31, 2017 and 2016, the Company included the following securities in other investments, at cost, in the accompanying consolidated balance sheets (in thousands):

	2017	2016

FHLB Stock	$19,136	$5,927
FRB Stock	7,610	7,501
Other investments	331	331
Total	$27,077	$13,759

5.	LOANS RECEIVABLE

Loans receivable consisted of the following at December 31 (in thousands):

	2017	2016

Real estate:
One- to four-family residential	$391,225	$389,107
Multifamily residential	89,087	92,460
Nonfarm nonresidential	557,185	495,173
Farmland	96,786	94,018
Construction and land development	157,453	125,785
Commercial	345,087	323,096
Consumer	36,036	36,265
Total loans receivable	1,672,859	1,555,904

Unearned discounts and net deferred loan costs	378	485
Allowance for loan and lease losses	(18,992)	(15,584)

Loans receivable—net	$1,654,245	$1,540,805

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

Loans sold with servicing retained are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of such loans at December 31, 2017 and December 31, 2016 were $3.8 million and $14.7 million, respectively. Servicing loans for others generally consists of collecting payments and disbursing payments to investors. Servicing income for the periods ended December 31, 2017 and 2016 was not significant.

As of December 31, 2017 and December 31, 2016, qualifying loans collateralized by first lien one- to four-family mortgages with balances totaling approximately $21.7 million and $26.4 million, respectively, were held in custody by the Federal Home Loan Bank of Dallas and were pledged for outstanding advances or available for future advances. The Bank also pledged a significant portion of its remaining loans at December 31, 2017 under a blanket lien with the FHLB.

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

	December 31, 2017	December 31, 2016	June 13, 2014
One- to four-family residential	$2,210	$2,714	$4,728
Nonfarm nonresidential	1,987	7,576	10,790
Farmland	26	53	95
Construction and land development	1,442	1,432	3,432
Commercial	514	556	1,882
Consumer	41	53	178
Total carrying value of PCI loans	$6,220	$12,384	$21,105
Outstanding principal balance of PCI loans	$8,529	$15,468	$26,942

The following table reflects the carrying amount of the fair value adjustments for purchased loans with evidence of credit deterioration as of June 13, 2014 (in thousands).

Contractually required principal and interest	$29,704
Nonaccretable differences	(6,293)
Cash flows expected to be collected	23,411
Accretable differences	(2,306)
Day 1 Fair Value	$21,105

The following table documents changes as of December 31, 2017, 2016 and 2015 to the amount of accretable yield on loans evaluated in accordance with the provisions of FASB ASC Topic 310-30 (in thousands).

	2017	2016	2015
Balance at January 1	$890	$1,370	$2,165
Accretable yield acquired	--	--	--
Accretion	(1,259)	(848)	(1,062)
Adjustments to accretable differences due to:
Reclassification from nonaccretable difference	2,207	1,462	317
Changes in expected cash flows that do not affect nonaccretable differences	(695)	(1,140)	(60)
Transfers to real estate owned	11	46	10
Balance at December 31	$1,154	$890	$1,370

Age Analysis – Age analyses of loans as of the dates indicated, including both accruing and nonaccrual loans, are presented below (in thousands):

December 31, 2017	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$4,742	$3,560	$382,923	$391,225
Multifamily residential	--	--	89,087	89,087
Nonfarm nonresidential	174	6,098	550,913	557,185
Farmland	404	88	96,294	96,786
Construction and land development	60	173	157,220	157,453
Commercial	766	1,353	342,968	345,087
Consumer	561	209	35,266	36,036
Total	$6,707	$11,481	$1,654,671	$1,672,859

December 31, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$4,472	$2,750	$381,885	$389,107
Multifamily residential	119	--	92,341	92,460
Nonfarm nonresidential	1,651	1,317	492,205	495,173
Farmland	131	649	93,238	94,018
Construction and land development	20	522	125,243	125,785
Commercial	413	503	322,180	323,096
Consumer	422	81	35,762	36,265
Total	$7,228	$5,822	$1,542,854	$1,555,904

As of December 31, 2017 and December 31, 2016, there were $0.5 million and $0.8 million, respectively, of PCI loans acquired in the merger with FNSC that were 90 days or more past due and accruing. Restructured loans totaled $5.6 million as of December 31, 2017 and $6.0 million as of December 31, 2016, with $4.7 million and $1.2 million of such restructured loans on nonaccrual status at December 31, 2017 and December 31, 2016, respectively.

The following tables present age analyses of nonaccrual loans as of December 31, 2017 and 2016 (in thousands):

December 31, 2017	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$778	$3,326	$2,957	$7,061
Nonfarm nonresidential	76	5,954	1,344	7,374
Farmland	223	88	346	657
Construction and land development	11	103	74	188
Commercial	76	1,238	355	1,669
Consumer	7	172	33	212
Total	$1,171	$10,881	$5,109	$17,161

December 31, 2016	30-89 Days Past Due	90 Days or More Past Due	Current	Total

One- to four-family residential	$1,194	$2,332	$3,183	$6,709
Nonfarm nonresidential	94	1,156	3,927	5,177
Farmland	41	650	92	783
Construction and land development	13	450	--	463
Commercial	229	386	3,456	4,071
Consumer	39	78	56	173
Total	$1,610	$5,052	$10,714	$17,376

As of December 31, 2017 and 2016, there were $2.6 million and $1.0 million, respectively, of loans in the process of foreclosure, of which $1.0 million and $0.5 million, respectively, were one- to four-family residential mortgage loans.

Impaired Loans – The following tables summarize information pertaining to impaired loans as of December 31, 2017, 2016 and 2015 and for the years then ended (in thousands). The tables below do not include ASC 310-30 purchased credit impaired loans which are disclosed separately in the loans receivable footnote.

	As of or For the Year Ended December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$240	$215	$64	$223	$7
Nonfarm nonresidential	305	305	9	61	--
Farmland	--	--	--	76	--
Commercial	678	676	431	933	--
Consumer	5	5	5	5	--
	1,228	1,201	509	1,298	7

Impaired loans without a valuation allowance:
One- to four-family residential	9,277	7,035	--	6,828	--
Multifamily	--	--	--	48	--
Nonfarm nonresidential	9,110	7,692	--	8,627	36
Farmland	704	657	--	908	--
Construction and land development	353	258	--	375	5
Commercial	1,254	993	--	1,641	--
Consumer	220	207	--	186	--
	20,918	16,842	--	18,613	41
Total impaired loans	$22,146	$18,043	$509	$19,911	$48

Interest based on original terms					$1,145

Interest income recognized on a cash basis on impaired loans					$--

	As of or For the Year Ended December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$244	$229	$74	$332	$7
Nonfarm nonresidential	--	--	--	903	--
Farmland	--	--	--	95	--
Construction and land development	--	--	--	75	--
Commercial	1,865	1,788	488	2,523	--
Consumer	5	5	5	5	--
	2,114	2,022	567	3,933	7

Impaired loans without a valuation allowance:
One- to four-family residential	8,704	6,677	--	7,074	--
Multifamily	--	--	--	107	--
Nonfarm nonresidential	11,022	9,421	--	5,656	--
Farmland	1,226	783	--	740	--
Construction and land development	728	539	--	593	6
Commercial	2,893	2,570	--	1,664	--
Consumer	184	168	--	200	--
	24,757	20,158	--	16,034	6
Total impaired loans	$26,871	$22,180	$567	$19,967	$13

Interest based on original terms					$1,360

Interest income recognized on a cash basis on impaired loans					$--

	As of or For the Year Ended December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
One- to four-family residential	$430	$312	$83	$833	$7
Nonfarm nonresidential	2,728	2,395	522	2,651	--
Farmland	616	473	112	479	--
Construction and land development	215	211	89	152	--
Commercial	1,153	1,150	250	461	--
Consumer	5	5	5	13	--
	5,147	4,546	1,061	4,589	7

Impaired loans without a valuation allowance:
One- to four-family residential	7,605	6,348	--	4,902	1
Multifamily	282	230	--	50	--
Nonfarm nonresidential	5,352	4,243	--	1,759	--
Farmland	796	499	--	303	--
Construction and land development	686	490	--	535	6
Commercial	3,293	3,085	--	1,399	--
Consumer	188	183	--	108	--
	18,202	15,078	--	9,056	7
Total impaired loans	$23,349	$19,624	$1,061	$13,645	$14

Interest based on original terms					$1,179

Interest income recognized on a cash basis on impaired loans					$--

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

Based on analyses performed at December 31, 2017 and 2016, the risk categories of loans were as follows (in thousands):

	December 31, 2017
	Pass	Special Mention	Substandard	Total
One- to four-family residential	$379,407	$150	$11,668	$391,225
Multifamily residential	89,087	--	--	89,087
Nonfarm nonresidential	543,427	287	13,471	557,185
Farmland	95,114	--	1,672	96,786
Construction and land development	148,927	--	8,526	157,453
Commercial	314,028	18,040	13,019	345,087
Consumer	35,644	--	392	36,036
Total	$1,605,634	$18,477	$48,748	$1,672,859

	December 31, 2016
	Pass	Special Mention	Substandard	Total
One- to four-family residential	$375,287	$206	$13,614	$389,107
Multifamily residential	92,460	--	--	92,460
Nonfarm nonresidential	473,343	314	21,516	495,173
Farmland	92,131	--	1,887	94,018
Construction and land development	116,269	--	9,516	125,785
Commercial	317,069	--	6,027	323,096
Consumer	35,953	1	311	36,265
Total	$1,502,512	$521	$52,871	$1,555,904

As of December 31, 2017 and 2016, the Bank did not have any loans classified as doubtful or loss.

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

The following tables summarize TDRs as of December 31, 2017 and 2016: (dollars in thousands)

December 31, 2017	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$189	3	$90	5	$279
Nonfarm nonresidential	1	623	2	4,321	3	4,944
Construction and land development	1	70	1	--	2	70
Commercial	--	--	1	282	1	282
Consumer	--	--	1	5	1	5

Total	4	$882	8	$4,698	12	$5,580

December 31, 2016	Number of Accruing TDR Loans	Balance	Number of Nonaccrual TDR Loans	Balance	Total Number of TDR Loans	Total Balance
One- to four-family residential	2	$197	6	$315	8	$512
Nonfarm nonresidential	1	4,244	3	410	4	4,654
Farmland	--	--	1	250	1	250
Construction and land development	1	76	2	215	3	291
Commercial	1	287	--	--	1	287
Consumer	--	--	1	5	1	5

Total	5	$4,804	13	$1,195	18	$5,999

Loans receivable that were restructured as TDRs during the years ended December 31, 2017 and 2016 were as follows. No loans receivable were restructured as TDRs during the year ended December 31, 2015. (dollars in thousands)

	Year Ended December 31, 2017
	Number of Loans	Balance Prior to TDR	Balance at December 31, 2017	Nature of Modification Payment Term (1)
Nonfarm nonresidential	1	642	623	642

Total	1	$642	$623	$642

______________________

(1)	The borrower’s payment was lowered for the remainder of the term resulting in an extended amortization term.

	Year Ended December 31, 2016
	Number of Loans	Balance Prior to TDR	Balance at December 31, 2016	Nature of Modification Payment Term (2)
One- to four-family residential	1	$5	$2	$5
Nonfarm nonresidential	1	4,244	4,244	4,244
Commercial	2	323	288	323

Total	4	$4,572	$4,534	$4,572

______________________

(2)	Concessions represent skipped payments/maturity date extensions, amortization term extensions.

The Bank had one loan relationship consisting of two loans totaling $4.5 million for which a payment default occurred during the year ended December 31, 2017 that had been modified as a TDR within 12 months or less of the payment default. There were no loans receivable for which a payment default occurred during the years ended December 31, 2016 or 2015 that had been modified as a TDR within 12 months or less of the payment default.

As of December 31, 2017 and 2016, the Bank was not committed to lend additional funds to any customer whose loan was classified as a TDR.

6.	ALLOWANCES FOR LOAN AND LEASE LOSSES AND REAL ESTATE LOSSES

The tables below provide a rollforward of the allowance for loan and lease losses ("ALLL") by portfolio segment for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	January 1, 2017	Provision (Reversals)	Charge-offs	Recoveries	December 31, 2017

One- to four-family residential	$3,896	$471	$(148)	$25	$4,244
Multifamily residential	962	110	(45)	--	1,027
Nonfarm nonresidential	3,210	1,216	--	--	4,426
Farmland	863	398	(203)	48	1,106
Construction and land development	1,791	502	--	22	2,315
Commercial	3,909	1,236	(289)	25	4,881
Consumer	360	722	(630)	104	556
Purchased credit impaired	593	(157)	(85)	86	437
Total	$15,584	$4,498	$(1,400)	$310	$18,992

	January 1, 2016	Provision (Reversals)	Charge-offs	Recoveries	December 31, 2016

One- to four-family residential	$3,870	$443	$(455)	$38	$3,896
Multifamily residential	665	298	(1)	--	962
Nonfarm nonresidential	3,599	(400)	--	11	3,210
Farmland	714	149	--	--	863
Construction and land development	1,456	273	--	62	1,791
Commercial	2,565	1,416	(83)	11	3,909
Consumer	166	558	(447)	83	360
Purchased credit impaired	1,515	(221)	(801)	100	593
Total	$14,550	$2,516	$(1,787)	$305	$15,584

	January 1, 2015	Provision (Reversals)	Charge-offs	Recoveries	December 31, 2015

One- to four-family residential	$4,488	$(77)	$(661)	$120	$3,870
Multifamily residential	791	(126)	--	--	665
Nonfarm nonresidential	4,243	(688)	(17)	61	3,599
Farmland	342	372	--	--	714
Construction and land development	1,023	279	(10)	164	1,456
Commercial	2,315	259	(32)	23	2,565
Consumer	101	301	(354)	118	166
Purchased credit impaired	357	1,477	(319)	--	1,515
Total	$13,660	$1,797	$(1,393)	$486	$14,550

The tables below present the allocation of the ALLL and the related loans receivable balances disaggregated on the basis of impairment method by portfolio segment as of December 31, 2017 and 2016 (in thousands):

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$64	$4,180	$220	$7,250	$381,765	$2,210
Multifamily residential	--	1,027	--	--	89,087	--
Nonfarm nonresidential	9	4,417	11	7,997	547,201	1,987
Farmland	--	1,106	--	657	96,103	26
Construction and land development	--	2,315	--	258	155,753	1,442
Commercial	431	4,450	206	1,669	342,904	514
Consumer	5	551	--	212	35,783	41
Total	$509	$18,046	$437	$18,043	$1,648,596	$6,220

	Allowance for Loan and Lease Losses			Loan Balances
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

One- to four-family residential	$74	$3,822	$277	$6,906	$379,487	$2,714
Multifamily residential	--	962	--	--	92,460	--
Nonfarm nonresidential	--	3,210	89	9,421	478,176	7,576
Farmland	--	863	--	783	93,182	53
Construction and land development	--	1,791	--	539	123,814	1,432
Commercial	488	3,421	227	4,358	318,182	556
Consumer	5	355	--	173	36,039	53
Total	$567	$14,424	$593	$22,180	$1,521,340	$12,384

Activity in the allowance for real estate losses was as follows for the years ended December 31 (in thousands):

	2017	2016	2015

Balance—beginning of year	$459	$4,268	$6,575

Provisions for estimated losses	137	311	47
Losses charged off	(455)	(4,120)	(2,354)

Balance—end of year	$141	$459	$4,268

7.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at December 31 (in thousands):

	2017	2016

Loans	$6,053	$5,846
Investment securities	1,619	1,148
Deposits in banks	5	12

Total	$7,677	$7,006

8.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consisted of the following at December 31 (in thousands):

	2017	2016

Land and land improvements	$10,583	$10,896
Buildings and improvements	46,945	48,059
Furniture and equipment	13,256	13,126
Automobiles and other	222	222

Total	71,006	72,303

Accumulated depreciation	(20,460)	(18,254)

Office properties and equipment—net	$50,546	$54,049

Depreciation expense for each of the years ended December 31, 2017, 2016 and 2015 was approximately $3.4 million, $3.7 million and $3.3 million, respectively.

At December 31, 2017, office properties held for sale included five properties with an aggregate carrying value totaling $2.2 million. Office properties held for sale are carried at the lower of carrying amount or fair value less estimated costs to sell. During the year ended December 31, 2017, six properties were sold at a net gain of $27,000. During the year ended December 31, 2016, three properties were sold resulting in a net gain of $1.0 million. Impairment charges of $634,000 and $1.1 million were recognized for the years ended December 31, 2017 and 2016, respectively. Impairment charges and realized gains and losses on office properties held for sale are recorded in other noninterest expense in the consolidated statements of income.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2017, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

Years Ending December 31	Amount

2018	$768
2019	366
2020	287
2021	232
2022	203
2023 and thereafter	2,841

Total	$4,697

The leases contain options to extend for periods from one to twenty years. The cost of rentals in the renewal periods are not included above except for one lease where there is a loan outstanding between the Bank and the lessor. Total future minimum lease payments for the initial term of this lease and applicable renewal periods reflected in the table total approximately $3.6 million. Total rent expense for the years ended December 31, 2017, 2016 and 2015 amounted to $839,000, $874,000 and $721,000, respectively.

The Company also leases certain of its banking premises to third parties under operating lease agreements. The following is a schedule by years of minimum future rentals receivable on noncancelable operating leases (in thousands):

Years Ending December 31	Amount

2018	$152
2019	71
2020	27
2021	11
2022	4

Total	$265

The leases contain options to extend for periods up to five years. Such rentals are not included above. Total rental income for the years ended December 31, 2017, 2016 and 2015 amounted to $437,000, $441,000 and $435,000, respectively.

9.	GOODWILL AND CORE DEPOSIT INTANGIBLE - NET

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. At December 31, 2017, goodwill consisted of $25.7 million related to the FNSC acquisition which is not deductible for tax purposes and $14.5 million related to the Metropolitan acquisition which is deductible for tax purposes. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. The Company performed its annual impairment test of goodwill as of September 30, 2017 and no impairment of the Company’s goodwill was indicated. The Company’s core deposit intangible is related to the core deposit premiums of First National, Heritage Bank and Metropolitan. These core deposit intangibles are amortized on a straight line basis over their estimated lives ranging from 12 to 13 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangible for the years ended December 31 were as follows (in thousands):

	2017	2016	2015

Balance—beginning of period	$10,353	$11,374	$7,338

Metropolitan acquisition	--	--	4,760
Amortization expense	(1,021)	(1,021)	(724)

Balance—end of period	$9,332	$10,353	$11,374

The Company’s projected amortization expense is approximately $1.0 million in each of the years ending December 31, 2018 through 2022, and $4.3 million thereafter.

10.	DEPOSITS

Deposits are summarized as follows at December 31 (in thousands):

	2017	2016

Checking accounts	$717,869	$724,137
Money market accounts	184,788	206,388
Savings accounts	162,448	164,653
Certificates of deposit	434,339	548,902

Total	$1,499,444	$1,644,080

Overdrafts of checking accounts of $379,000 and $389,000 at December 31, 2017 and 2016, respectively, have been reclassified for financial reporting and are reflected in net loans receivable on the consolidated statements of financial condition.

As of December 31, 2017 and 2016, the Bank had $17.7 million and $37.1 million of brokered deposits, respectively.

The aggregate amount of time deposits in denominations of $100 thousand or more was approximately $216.0 million and $298.3 million at December 31, 2017 and 2016, respectively. The aggregate amount of time deposits in denominations of $250 thousand or more was approximately $77.3 million and $120.4 million at December 31, 2017 and 2016, respectively.

At December 31, 2017, scheduled maturities of certificates of deposit were as follows (in thousands):

Years Ending December 31	Amount

2018	$285,203
2019	77,707
2020	32,705
2021	17,743
2022	14,371
2023 and thereafter	6,610

Total	$434,339

Interest expense on deposits consisted of the following (in thousands):

	Year Ended December 31
	2017	2016	2015

Interest bearing checking accounts	$846	$856	$743
Money market accounts	821	790	449
Savings and certificate accounts	5,393	4,966	4,217
Early withdrawal penalties	(68)	(97)	(70)

Total	$6,992	$6,515	$5,339

11.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Securities sold under agreements to repurchase totaled $13.4 million and $19.1 million at December 31, 2017 and 2016, respectively. Securities sold under repurchase agreements generally have maturities of one day and are recorded based on the amount of cash received in connection with the borrowing. Securities pledged as collateral under repurchase agreements are included in investment securities on the consolidated statements of financial condition and are disclosed in Note 4. The fair value of the collateral pledged to a third party is monitored and additional collateral is pledged or returned, as deemed appropriate.

The remaining contractual maturity of securities sold under agreements to repurchase as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasuries and government agencies	$82	$--	$--	$--	$82
Residential mortgage-backed securities	13,363	--	--	--	13,363
Total	$13,445	$--	$--	$--	$13,445

	December 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasuries and government agencies	$3,318	$--	$--	$--	$3,318
Residential mortgage-backed securities	15,796	--	--	--	15,796
Total	$19,114	$--	$--	$--	$19,114

At December 31, 2017, the Company and the Bank had unused credit lines allowing contingent access to overnight borrowings of up to $103.0 million on an unsecured basis.

12.	OTHER BORROWINGS

Other borrowings are summarized as follows at December 31 (in thousands):

	2017	2016

Federal Home Loan Bank advances with rates ranging from 1.30% to 5.57% maturing through July 1, 2027	$374,661	$129,992
Line of credit with a bank, $14.75 million total credit line, floating rate of 1.95% above the three-month London Interbank Offered Rate (“LIBOR”), reset quarterly, interest payments due quarterly, maturing May 30, 2019	2,400	4,950
Term notes payable to a bank, floating rate of 1.95% above the three-month LIBOR rate, reset quarterly, principal and interest payments due quarterly, maturing May 30, 2019	9,750	17,062

Total	$386,811	$152,004

Federal Home Loan Bank. At December 31, 2017 and 2016, FHLB advances included $315.0 million and $70.0 million, respectively, of advances with original maturities of one year or less. The Bank currently pledges as collateral for FHLB advances certain qualifying one- to four-family residential mortgage loans and a blanket lien on substantially all remaining loans. Additionally, as of December 31, 2017, the Bank has FHLB letters of credit totaling $60.0 million, of which $25.0 million matures in the first quarter of 2018 and $35.0 million matures in the first quarter of 2019. The letters of credit were used to secure public deposits and certain other deposits as of December 31, 2017 and 2016.

Notes Payable. The line of credit and notes payable to an unaffiliated bank are collateralized by 100% of the stock of the Bank. The loan agreement governing the line of credit and notes payable contains affirmative and negative covenants addressing the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, maintain property and insurance coverage, pledge assets and incur liens, engage in mergers and acquisitions, redeem capital stock and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum fixed charge coverage ratio of 2.0 to 1.0, a maximum loan to value ratio of 50%, a maximum classified asset ratio of 50% and Tier 1 Leverage ratio of 8%. At December 31, 2017, the Company was in compliance with the applicable covenants imposed by the loan agreement.

At December 31, 2017, scheduled maturities of other borrowings were as follows (dollars in thousands):

	Weighted
	Average
Years Ending December 31	Rate	Amount

2018	1.42%	$361,977
2019	2.72	17,092
2020	2.37	453
2021	2.12	631
2022	2.54	1,259
2023 and thereafter	2.71	5,399

Total	1.50%	$386,811

13.	INCOME TAXES

The provisions (benefits) for income taxes are summarized as follows at December 31 (in thousands):

	2017	2016	2015

Income tax provision (benefit):
Current:
Federal	$6,319	$403	$252
State	675	237	136
Total current	6,994	640	388

Deferred:
Federal	4,906	6,064	3,551
State	1,095	1,052	820
Valuation allowance	--	(897)	(120)
Total deferred	6,001	6,219	4,251

Total	$12,995	$6,859	$4,639

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows at December 31 (dollars in thousands):

	2017		2016		2015

Taxes at statutory federal income tax rate	$12,007	35.0%	$8,504	35.0%	$5,324	35.0%
Increase (decrease) resulting from:
Graduated tax rates	--	--	(243)	(1.0)	(94)	(0.6)
State income tax—net of federal benefits	1,142	3.3	865	3.6	484	3.2
Valuation allowance—net	--	--	(897)	(3.7)	--	--
Earnings on life insurance policies	(994)	(2.9)	(549)	(2.3)	(515)	(3.4)
Nontaxable investments	(1,260)	(3.7)	(677)	(2.8)	(619)	(4.1)
Change in deferred tax asset related to tax reform	2,355	6.9	--	--	--	--
Other—net	(255)	(0.7)	(144)	(0.6)	59	0.4

Total	$12,995	37.9%	$6,859	28.2%	$4,639	30.5%

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As per ASC 740-10-30-2 the remaining deferred tax assets and liabilities have been adjusted for the effect of the change in tax rates in the Tax Cuts and Jobs Act (the “Act”) signed into law by President Trump on December 22, 2017. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. The charge to deferred income tax provision due to the reduction of the net deferred tax assets as a result of the change in tax rates for the year ended December 31, 2017 amounted to $2.4 million.

At December 31, 2017 and 2016, current income taxes payable of $2.5 million and $11,000, respectively, was included in other liabilities in the consolidated statements of financial condition.

The Company’s net deferred tax asset account was comprised of the following at December 31 (in thousands):

	2017	2016

Deferred tax assets:
Allowance for loan and lease losses	$4,964	$8,278
Discount on purchased loans	839	2,044
Real estate owned	165	263
Section 382 net operating loss carryforward	1,135	1,976
Net operating loss carryforward	--	1,346
Nonaccrual loan interest	969	1,471
Unrealized loss on securities available for sale	--	891
Other	1,245	1,923

Total deferred tax assets	9,317	18,192

Deferred tax liabilities:
Office properties	(2,046)	(2,964)
Core deposit intangible	(1,382)	(2,293)
Unrealized gain on securities available for sale	(77)	--
Prepaid expenses and other	(1,201)	(1,316)

Total deferred tax liabilities	(4,706)	(6,573)

Net deferred tax asset	$4,611	$11,619

A financial institution may, for federal income tax purposes, carryback net operating losses (“NOL”) to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, the Company had a $5.4 million NOL for federal income tax purposes that will be carried forward, comprised of Internal Revenue Code (“IRC” or the “Code”) Section 382 NOL carryforwards that have an annual limit of $405,000 that can be utilized to offset taxable income. The Company does not have any remaining non-Section 382 federal NOL carryforwards. At December 31, 2017, the Company does not have any remaining unused NOL for Arkansas state income tax purposes.

Specifically exempted from deferred tax recognition requirements are bad debt reserves for tax purposes of U.S. savings and loans in the institution’s base year, as defined under Code Section 593(g)(2)(A)(ii). Base year reserves totaled approximately $4.2 million. Consequently, a deferred tax liability of approximately $1.1 million and $1.6 million related to such reserves was not provided for in the consolidated statements of financial condition at December 31, 2017 and December 31, 2016, respectively. Payment of dividends to stockholders out of retained earnings deemed to have been made out of earnings previously set aside as bad debt reserves may create taxable income to the Bank. No provision has been made for income tax on such a distribution as the Bank does not anticipate making such distributions.

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

The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of income. The Company had $66,000 of interest or penalties related to income tax matters during the year ended December 31, 2017 and none in the years ended December 31, 2016 or 2015. The Company files consolidated income tax returns in the U.S. federal jurisdiction and the states of Arkansas and Missouri while the Bank files in the state of Oklahoma. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years ended December 31, 2014 and forward.

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

A summary of the stock option activity in the Company’s 2011 Plan for the year ended December 31, 2017 is presented below. No options have been granted since 2012.

	Shares Underlying Awards	Weighted Average Exercise Price

Outstanding— January 1, 2017	198,563	$6.73
Granted	--	$--
Exercised	(93,218)	$6.90
Forfeited	--	$--
Expired	--	$--

Outstanding—December 31, 2017	105,345	$6.58
Exercisable—December 31, 2017	105,345	$6.58

The weighted average remaining contractual life of the outstanding and exercisable options was 0.8 years and the aggregate intrinsic value of the options was approximately $387,000 at December 31, 2017.

As of December 31, 2017, there was no unrecognized compensation costs related to nonvested stock options under the 2011 Plan. Compensation expense attributable to option awards totaled approximately $33,000, $108,000 and $148,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock Units. The fair value of each restricted stock unit (“RSU”) award is determined based on the closing market price of the Company’s stock on the grant date and amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods range from three to five years.

A summary of the restricted stock unit activity in the Company’s 2011 Plan for the year ended December 31, 2017 is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding— January 1, 2017	262,669	$8.41
Granted	47,766	$10.09
Vested	(83,470)	$8.20
Forfeited	(6,440)	$8.75

Outstanding—December 31, 2017	220,525	$8.85

As of December 31, 2017, there was $0.8 million of total unrecognized compensation costs related to nonvested RSUs under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 1.2 years. Compensation expense attributable to awards of RSUs totaled approximately $926,000, $1.1 million and $642,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Performance Awards. In January 2017, the Company’s Board of Directors approved the grant of performance-based restricted stock units (“PSUs”) to certain members of executive and operational management under the 2011 Plan for performance year 2017. PSUs are subject to the Company’s achievement of specified performance criteria for the year ended December 31, 2017. The value of the incentive can range from zero to 40% of the grantee’s base pay and will be paid 25% in cash and 75% in RSUs after the Compensation Committee or the Board has determined whether the performance goals have been achieved. The number of RSUs to be granted will be determined based on the dollar value of the award divided by the closing stock price on the date of grant following the performance period. The RSUs will vest 1/3 on the grant date and 1/3 on each of the next two anniversaries of the grant date. RSUs which have been granted pursuant to past performance awards are reflected in the RSU table above. The Company began accruing estimated compensation cost for performance awards as of the date of the Board’s action, which was determined to be the service inception date. Compensation expense recognized on the stock portion of performance awards totaled approximately $152,000 and $25,000 for the years ended December 31, 2017 and 2016, respectively.

15.	EMPLOYEE BENEFIT PLANS

401(k) Plan — The Company has established a 401(k) Plan whereby substantially all employees may participate in the Plan. Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws. The Company matches the first 2% of employee contributions. Compensation expense attributable to matching contributions totaled approximately $368,000, $398,000 and $309,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The following table presents the funded status (market value of plan assets divided by funding target) as of July 1 for the respective years:

	2017(1)	2016(1)

Plan Funded Status per valuation report	109.55%	109.34%

(1)	Market value of plan assets reflects any contributions received through June 30, 2017.

Total contributions made to the Pentegra DB Plan by all participating employers, as reported on Form 5500, equal $153.2 million and $163.1 million for the plan years ending June 30, 2016 and June 30, 2015, respectively. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The Pentegra DB Plan provides a retirement benefit and a death benefit. Retirement benefits are payable in monthly installments for life and must begin not later than the first day of the month coincident with or the next month following the seventieth birthday or the participant may elect a lump-sum distribution. Death benefits are paid in a lump-sum distribution, the amount of which depends on years of service. Depending on the Pentegra DB Plan’s funded status, lump-sum distributions may have limitations. The Pentegra DB Plan was frozen effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra DB Plan and closing the Pentegra DB Plan to new participants as of that date. The Bank will continue to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra DB Plan annually. Net pension expense was approximately $162,000, $156,000 and $138,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and contributions to the Pentegra DB Plan totaled $166,000, $162,000 and $148,000 for the years ended December 31, 2017, 2016 and 2015, respectively. If the Bank chooses to withdraw from the Pentegra DB Plan, the Bank may be required to pay a significant withdrawal liability.

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

	2017	2016	2015
Basic weighted average shares outstanding	37,706,312	37,629,975	34,526,622
Effect of dilutive securities	211,945	202,761	169,140
Diluted weighted average shares outstanding	37,918,257	37,832,736	34,695,762

There were no antidilutive securities for the years ended December 31, 2017, 2016 or 2015.

17.	OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

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

At December 31, 2017 and 2016, the Bank’s off-balance sheet arrangements principally included lending commitments, which are described below (in thousands).

	2017	2016

Commitments to extend or originate loans	$40,410	$80,265
Rate lock agreements with customers	6,627	14,079
Funded mortgage loans committed to sell	3,815	8,954
Unadvanced portion of construction loans	48,459	75,365
Unused lines of credit	134,781	132,796
Standby letters of credit	3,659	2,870
Overdraft protection limits	15,886	16,585

Total unfunded commitments to originate loans for sale and the related commitments to sell of $1.0 million meet the definition of a derivative financial instrument. The related asset and liability are considered immaterial at December 31, 2017.

Historically, a very small percentage of predetermined overdraft limits have been used. At December 31, 2017, overdrafts of accounts with Bounce ProtectionTM represented usage of 2.4% of the limit.

At December 31, 2017, the Company had no interests in non-consolidated special purpose entities.

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2017 and December 31, 2016, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities, municipal bonds and corporate debt securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the Recurring Level 3 category at or for the periods ended December 31, 2017 or 2016.

The following table presents major categories of assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Available for sale investment securities:
U.S. Treasuries and government agencies	$2,963	$--	$2,963	$--
Municipal securities	92,945	--	92,945	--
Residential mortgage-backed securities	95,678	--	95,678	--
Corporate debt securities	5,220	--	5,220	--
Total	$196,806	$--	$196,806	$--

December 31, 2016
Available for sale investment securities:
U.S. Treasuries and government agencies	$5,631	$--	$5,631	$--
Municipal securities	87,050	--	87,050	--
Residential mortgage-backed securities	95,795	--	95,795	--
Total	$188,476	$--	$188,476	$--

The following is a description of valuation methodologies used for significant assets measured at fair value on a nonrecurring basis.

Impaired Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The majority of the Bank’s impaired loans at December 31, 2017 and 2016 are secured by real estate.  Impaired loans are individually measured for impairment by comparing the carrying value of the loan to the discounted cash flows or the fair value of the collateral, less estimated selling costs, as appropriate. Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.   During the reported periods, selling costs were estimated at 8%. Fair value adjustments are made by partial charge-offs or adjustments to the ALLL.

Real Estate Owned, net

Real Estate Owned (“REO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers’ opinions or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  During the reported periods, collateral discounts ranged from 0% to 25% and selling costs were typically estimated at 8%. Fair value adjustments are recorded in earnings during the period such adjustments are made. REO loss provisions recorded during the years ended December 31, 2017, 2016 and 2015 were $137,000, $311,000 and $47,000, respectively.

The following table presents major categories of assets measured at fair value on a nonrecurring basis for the years ended December 31, 2017 and 2016 (in thousands). The assets disclosed in the following table represent REO properties or collateral-dependent impaired loans that were remeasured at fair value during the year with a resulting valuation adjustment or fair value write-down.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Impaired loans	$3,388	$--	$--	$3,388
REO, net	694	--	--	694

December 31, 2016
Impaired loans	$7,105	$--	$--	$7,105
REO, net	963	--	--	963

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s statement of financial condition, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value, are as follows (in thousands):

	December 31, 2017		December 31, 2016
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Level 1 inputs:
Cash and cash equivalents	$53,568	$53,568	$78,789	$78,789
Level 2 inputs:
Held to maturity securities	42,775	42,849	26,977	25,090
Interest-bearing time deposits in banks	4,075	4,057	4,571	4,572
Other investment securities	27,077	27,077	13,759	13,759
Loans held for sale	3,815	3,815	8,954	8,954
Cash surrender value of life insurance	58,200	58,200	57,267	57,267
Accrued interest receivable	7,677	7,677	7,006	7,006
Level 3 inputs:
Loans receivable—net	1,654,245	1,650,550	1,540,805	1,551,099

FINANCIAL LIABILITIES:
Level 1 inputs:
Securities sold under agreements to repurchase	13,445	13,445	19,114	19,114
Level 2 inputs:
Checking, money market and savings accounts	1,065,105	1,065,105	1,095,178	1,095,178
Accrued interest payable	450	450	314	314
Level 3 inputs:
Other borrowings	386,811	386,475	152,004	151,605
Certificates of deposit	434,339	431,556	548,902	548,520

For cash and cash equivalents, the carrying amount approximates fair value (level 1). For investments held to maturity, the fair values are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. For other investment securities, loans held for sale, cash surrender value of life insurance and accrued interest receivable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments or, as to other investment securities, the ability to sell the stock back to the issuer at cost (level 2). Interest bearing time deposits in banks were valued using discounted cash flows based on current rates for similar types of deposits (level 2). Fair values of impaired loans are estimated as described in Note 14. Non-impaired loans were valued using estimated future cash flows discounted at market rates for loans with comparable terms and remaining maturities (level 3).

For securities sold under agreements to repurchase, the carrying amount approximates fair value (level 1). The fair value of checking accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date (level 2). Certificates of deposit originated by the institution are valued using a replacement cost of funds approach.  A cash flow is generated to represent the functional cost of maintaining such accounts and this ‘cash flow’ is then discounted to an 11 district FHLB average curve, in conjunction with the other cash flows associated with each account. Brokered time deposits not originated by the institution are also valued using a replacement cost of funds approach and the cash flows are discounted to the brokered CD curve (level 3). Borrowings are valued using a replacement cost of funds approach and are discounted to an 11 district FHLB average curve (level 3). For accrued interest payable, the carrying value is a reasonable estimate of fair value, primarily because of the short-term nature of the instruments (level 2).

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2017 and 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

20.	CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company.

However, a shareholder lawsuit has been filed against the Company’s directors, to whom the Company owes indemnification and expense advancement obligations, in connection with the proposed Merger with Arvest. Owens and Hurliman v. Massey, et al., Case No. 60CV-17-5022, is a putative class action that was first filed on September 11, 2017 in the Circuit Court of Pulaski County, Arkansas. An amended complaint was filed on October 13, 2017, and the action was removed to the United States District Court for the Eastern District of Arkansas on November 1, 2017. The amended complaint names the individual members of the Company’s board of directors, as well as BSF Holdings, as defendants, and generally alleges, among other things, that members of the Company’s board of directors breached their fiduciary duties to the Company’s shareholders by agreeing to sell the Company for an inadequate price and agreeing to inappropriate deal protection provisions in the Merger Agreement that may preclude the Company from soliciting any potential acquirers and limit the ability of the Company’s board of directors to engage in discussions or negotiations for superior acquisition proposals. The amended complaint also alleges that the director defendants caused the Company to disseminate a proxy statement that is materially incomplete and misleading, and that Richard Massey and BSF Holdings, in their capacities as shareholders of the Company, breached fiduciary duties owed by them to the minority shareholders of the Company. The amended complaint seeks certification by the court as a shareholders’ class action, approval of the plaintiffs as proper plaintiff class representatives, injunctive relief enjoining the defendants from consummating the Merger unless and until the Company (a) adopts and implements a procedure or process to obtain a merger agreement providing the best possible terms for shareholders and (b) supplements its proxy disclosure (or, in the event the Merger is consummated, rescinding the Merger or awarding rescissory damages). The complaint also seeks to recover costs and disbursement from the defendants, including attorneys’ fees and experts’ fees.

The Company and its directors believe these allegations are without merit and intend to defend vigorously against these allegations. At this time, the Company is unable to state whether the likelihood of an unfavorable outcome of the lawsuit is probable or remote. The Company is also unable to provide an estimate of the range or amount of potential loss if the outcome should be unfavorable.

A second shareholder action, Reichert v. Bear State Financial, Inc., et al., Case No. 4:17-cv-654, was filed on October 11, 2017 in the United States District Court for the Eastern District of Arkansas. A third shareholder action, Parshall v. Bear State Financial, Inc., et al, Case No. 4:17-cv-669, is a putative class action filed on October 13, 2017 in the United States District Court for the Eastern District of Arkansas. The Reichert complaint named the Company and the individual members of the Company’s board of directors as defendants. The Parshall complaint named the Company, the Bank, the individual members of the Company’s board of directors and Arvest and Acquisition Sub as defendants. The Reichert and Parshall complaints generally alleged, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act by disseminating materially deficient and misleading disclosures in the proxy statement dated October 5, 2017 relating to the proposed Merger. The Reichert and Parshall complaints sought injunctive relief to enjoin the defendants from consummating the Merger unless and until the Company discloses the material information identified in the complaints. The complaints also sought to recover rescissory damages against the defendants and costs associated with bringing the actions, including attorneys’ fees and experts’ fees. The Company filed supplemental proxy materials prior to the November 15, 2017 special meeting of Company shareholders that mooted the claims of both plaintiffs.  The Company then petitioned to have both cases dismissed on mootness grounds. Prior to a ruling on the Company’s motions, the plaintiffs voluntarily filed dismissal actions with the court on November 28, 2017. In Reichert, an order was entered on December 5, 2017 that dismissed the case without prejudice. In Parshall, an order was entered on January 4, 2018 that dismissed the case without prejudice.

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

The actual and required capital amounts (in thousands) and ratios of the Company (Consolidated) and the Bank as of December 31, 2017 and 2016 are presented in the following tables:

					To be Categorized
					as Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes*		Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to Adjusted Average Assets
Consolidated	$205,643	9.41%	$87,459	4.00%	N/A	N/A
Bear State Bank	215,259	9.85%	87,418	4.00%	$109,272	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$205,643	11.34%	$81,574	4.50%	N/A	N/A
Bear State Bank	215,259	11.88%	81,524	4.50%	$117,756	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$205,643	11.34%	$108,766	6.00%	N/A	N/A
Bear State Bank	215,259	11.88%	108,698	6.00%	$144,931	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$224,635	12.39%	$145,021	8.00%	N/A	N/A
Bear State Bank	234,251	12.93%	144,931	8.00%	$181,163	10.00%

December 31, 2016
Tier 1 Capital to Adjusted Average Assets
Consolidated	$186,604	9.47%	$78,840	4.00%	N/A	N/A
Bear State Bank	204,319	10.38%	78,710	4.00%	$98,388	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	$186,604	11.04%	$76,084	4.50%	N/A	N/A
Bear State Bank	204,319	12.10%	76,017	4.50%	$109,802	6.50%

Tier I Capital to Risk-Weighted Assets
Consolidated	$186,604	11.04%	$101,445	6.00%	N/A	N/A
Bear State Bank	204,319	12.10%	101,355	6.00%	$135,141	8.00%

Total Capital to Risk-Weighted Assets
Consolidated	$202,188	11.96%	$135,261	8.00%	N/A	N/A
Bear State Bank	219,903	13.02%	135,141	8.00%	$168,926	10.00%

*

Beginning in 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banking organizations. The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer began to be phased in on January 1, 2016, at 0.625% of risk-weighted assets, and will continue to be increased each year by that amount until fully implemented at 2.5% on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Rules will require the Company and Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.50% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of at least 4.0%.

Dividends. The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause its stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements for insured institutions. In addition, the Bank is subject to limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. ASBD regulations specify that the maximum dividend state banks may pay to the parent company in any calendar year without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the FRB, the maximum dividend that may be paid without prior approval by the FRB is the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  At December 31, 2017, the Bank had approximately $18.6 million available for payment of dividends to the Company without prior regulatory approval from the ASBD and approximately $24.5 million available for payment of dividends to the Company without prior regulatory approval from the FRB.

The principal source of the Company’s revenues is dividends from the Bank. Our ability to pay dividends to our stockholders depends to a large extent upon the dividends we receive from the Bank.

Repurchase Program. During the year ended December 31, 2017, the Company did not repurchase any shares of its common stock. The Company’s share repurchase program was initially approved by the Board of Directors on March 13, 2015 and amended on April 20, 2016, whereby the Company is authorized to repurchase up to $2 million of its common stock (the “Repurchase Program”). As of December 31, 2017, the Company had $2 million remaining under the Repurchase Program.

22.	RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has made loans to its directors and officers, including their immediate families, and their related business interests. In accordance with the Bank’s policies, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of loans outstanding to directors and officers, their immediate families, and their related business interests was approximately $8.2 million and $6.8 million for the years ended December 31, 2017 and 2016, respectively, and unused lines of credit available to such persons totaled $220,000 and $241,000 at December 31, 2017 and 2016, respectively. Deposits from related parties held by the Bank at December 31, 2017 and 2016 amounted to $6.7 million and $16.9 million, respectively.

For the years ended December 31, 2017 and 2016, the Company paid $21,000 and $160,000, respectively, to related parties under the terms of an aircraft time-sharing agreement and service agreements.

In 2014, the Company and its Chairman entered into an aircraft purchase agreement whereby the Company acquired a 75% undivided interest and Mr. Massey acquired a 25% undivided interest in an airplane acquired at a cost of $775,000. The Company and Mr. Massey also entered into an agreement pursuant to which the parties agreed to apportion the fixed costs of the aircraft on a pro rata basis with each party agreeing to pay its own variable costs associated with the use of the aircraft. Variable costs attributable to Mr. Massey's use of the aircraft in connection with Company business, and not in connection with his personal use of the aircraft, were paid by the Company. The aircraft was sold in February 2017 for $575,000 resulting in a loss to the Company of $28,000.

23.	SUBSEQUENT EVENTS

On January 17, 2018, the Company announced that its Board of Directors authorized a $0.03 per share cash dividend to shareholders of record at the close of business on February 1, 2018 payable on February 15, 2018.

24.	PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed statements of financial condition, as of December 31, 2017 and 2016, and condensed statements of income and comprehensive income and of cash flows for each of the three years in the period ended December 31, 2017, for Bear State Financial, Inc. should be read in conjunction with the consolidated financial statements and the notes herein.

BEAR STATE FINANCIAL, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2017 AND 2016
(In thousands)

ASSETS	2017	2016
Cash and cash equivalents (deposits in subsidiary Bank)	$1,976	$175
Office properties and equipment, net	91	581
Deferred tax asset, net	770	1,552
Investment in Bank	262,752	250,211
Due from Bank	2,906	3,169
Other assets	285	289

TOTAL	$268,780	$255,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other borrowings	$12,150	$22,012
Accrued expenses and other liabilities	3,473	538
Stockholders’ equity	253,157	233,427

TOTAL	$268,780	$255,977

BEAR STATE FINANCIAL, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	2017	2016	2015

INCOME:
Dividend from the Bank	$14,000	$5,000	$12,100
Other income	1	73	--
Management fees	2,117	2,965	3,451

Total income	16,118	8,038	15,551

EXPENSES:
Interest expense	460	649	407
Salaries and employee benefits	3,354	3,320	2,383
Net occupancy expense	211	226	198
Data processing	1	9	1,291
Professional fees	614	785	627
Advertising	74	47	359
Other operating expenses	2,194	941	1,585

Total expenses	6,908	5,977	6,850

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARY	9,210	2,061	8,701

INCOME TAX BENEFIT	(1,573)	(1,133)	(1,174)

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARY	10,783	3,194	9,875

EQUITY IN UNDISTRIBUTED INCOME OF BANK SUBSIDIARY	10,528	14,265	699

NET INCOME	$21,311	$17,459	$10,574

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized holding gains (losses) arising during the period	2,671	(2,933)	(290)
Less: reclassification adjustments for realized gain included in net income	(48)	(19)	(20)
Other comprehensive income (loss), before tax effect	2,623	(2,952)	(310)
Tax effect	(1,007)	1,130	119
Other comprehensive income (loss)	1,616	(1,822)	(191)

COMPREHENSIVE INCOME	$22,927	$15,637	$10,383

BEAR STATE FINANCIAL, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	2017	2016	2015

OPERATING ACTIVITIES:
Net income	$21,311	$17,459	$10,574
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Bank	(10,528)	(14,265)	(699)
Deferred tax provision (benefit)	782	(164)	(1,174)
Depreciation	31	95	118
Loss on sales of fixed assets, net	28	--	--
Stock compensation expense	562	639	539
Changes in operating assets and liabilities:
Other assets	267	(543)	247
Accrued expenses and other liabilities	2,935	45	87

Net cash provided by operating activities	15,388	3,266	9,692

INVESTING ACTIVITIES:
Purchases of office properties and equipment	--	(8)	(48)
Proceeds from sales of office properties and equipment	431	--	--
Merger consideration paid	--	--	(10,100)

Net cash provided by (used in) investing activities	431	(8)	(10,148)

FINANCING ACTIVITIES:
Proceeds from other borrowings	2,400	4,800	1,850
Repayments of other borrowings	(12,262)	(1,650)	(1,151)
Proceeds from exercise of stock options	643	141	37
Repurchase of common stock	--	(3,672)	(256)
Shares withheld for payment of employee payroll taxes	(275)	--	--
Dividends distributed	(4,524)	(2,820)	--

Net cash provided by (used in) financing activities	(14,018)	(3,201)	480

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,801	57	24

CASH AND CASH EQUIVALENTS:
Beginning of period	175	118	94

End of period	$1,976	$175	$118

******

BEAR STATE FINANCIAL, INC.

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2017	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$21,972	$22,094	$21,153	$21,048
Interest expense	3,079	2,958	2,496	2,214
Net interest income	18,893	19,136	18,657	18,834
Provision for loan losses	464	1,863	821	1,349
Net interest income after provision for loan losses	18,429	17,273	17,836	17,485
Net gain on sales and calls of investment securities	--	--	37	11
Noninterest income	4,678	4,191	4,657	4,165
Noninterest expense	12,958	14,260	12,795	14,444
Income before income taxes	10,149	7,204	9,735	7,217
Income tax provision	5,544	2,072	3,078	2,300
Net income	$4,605	$5,132	$6,657	$4,917

Earnings per share:
Basic	$0.12	$0.14	$0.18	$0.13
Diluted	$0.12	$0.14	$0.18	$0.13

Selected Ratios (Annualized):
Net interest margin	3.67%	3.70%	3.76%	4.05%
Return on average assets	0.82	0.91	1.22	0.95
Return on average equity	7.23	8.19	11.02	8.44

YEAR ENDED DECEMBER 31, 2016	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$19,212	$18,849	$18,535	$18,790
Interest expense	2,105	2,014	1,935	1,864
Net interest income	17,107	16,835	16,600	16,926
Provision for loan losses	851	643	533	489
Net interest income after provision for loan losses	16,256	16,192	16,067	16,437
Net gain on sales and calls of investment securities	--	21	--	(2)
Noninterest income	4,394	4,312	4,311	3,675
Noninterest expense	13,625	13,400	14,989	15,331
Income before income taxes	7,025	7,125	5,389	4,779
Income tax provision	2,192	2,384	847	1,436
Net income	$4,833	$4,741	$4,542	$3,343

Earnings per share(1):
Basic	$0.13	$0.13	$0.12	$0.09
Diluted	$0.13	$0.13	$0.12	$0.09

Selected Ratios (Annualized):
Net interest margin	3.75%	3.78%	3.86%	4.03%
Return on average assets	0.95	0.95	0.94	0.71
Return on average equity	8.18	8.12	8.04	6.04

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
YEAR ENDED DECEMBER 31, 2017
Basic weighted - average shares	37,745,784	37,718,303	37,691,358	37,668,822
Effect of dilutive securities	236,977	202,713	191,906	211,200
Diluted weighted - average shares	37,982,761	37,921,016	37,883,264	37,880,022

YEAR ENDED DECEMBER 31, 2016
Basic weighted - average shares	37,615,991	37,595,454	37,568,274	37,740,714
Effect of dilutive securities	217,133	211,965	204,685	174,789
Diluted weighted - average shares	37,833,124	37,807,419	37,772,959	37,915,503

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

The Company’s management, including the Company’s Principal Executive Officer and the Principal Financial Officer, regularly review our controls and procedures and make changes intended to ensure the quality of our financial reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The number of directors that serve on the Board is currently set at twelve and may be fixed from time to time by the Board in the manner provided in the Company’s Bylaws. In accordance with the Company’s Bylaws, directors are elected for a term of one year or until their successors are duly elected and qualified or until their earlier removal, resignation or death. Each of the below directors was elected to the Board at the 2017 annual meeting of shareholders. There are no arrangements or understandings between the Company and any person pursuant to which such person was elected a director.

Directors of the Company and the Bank were as follows as of December 31, 2017:

Name	Age	Positions Held with the Company	Director of the Company Since
W. Dabbs Cavin	53	Director, Vice Chairman of the Board	2011
William Changose	57	Director	2017
K. Aaron Clark	36	Director	2011
Frank Conner	68	Director	2003
Scott T. Ford	55	Director	2011
G. Brock Gearhart	35	Director	2012
John J. Ghirardelli	60	Director	2015
O. Fitzgerald Hill	53	Director	2011
Daniel C. Horton	76	Director	2014
J. Matthew Machen	36	Director, President and Chief Executive Officer	2017
Richard N. Massey	61	Director, Chairman of the Board	2011
Ian R. Vaughan	41	Director	2014

Set forth below is biographical information for each director. The following descriptions also outline the specific experience, qualifications, attributes and skills that qualify each person to serve on the Company’s Board of Directors.

W. Dabbs Cavin. Mr. Cavin serves as Chief Financial Officer of Mountaire Corporation and is a member of its board of directors, and he also serves as a Vice Chairman of the Board of Directors of the Company. From 2011 until June 30, 2013, Mr. Cavin served as Chief Executive Officer of the Company and First Federal Bank (predecessor to the Bank). He has been active in commercial banking in a variety of executive positions for over 20 years. In 1996, Mr. Cavin was a co-founder and organizer of Pinnacle Bancshares and Pinnacle Bank in Little Rock, Arkansas where he served as executive vice president and chief lending officer while also serving as a member of that bank’s and its holding company’s board of directors. After the 2002 sale of Pinnacle to BancorpSouth, Mr. Cavin became president of the Little Rock market for BancorpSouth until joining Summit Bank as executive vice president. At Summit, Mr. Cavin was responsible for leading its entrance into the Little Rock market as well as working with executive management on corporate strategic initiatives, market expansion, marketing, and business development. From 2008 until 2011, Mr. Cavin was employed by Mountaire Corporation in a position similar to his present capacity, while also consulting with Summit Bank on strategic issues. Mr. Cavin is also a former regulatory examiner with the Federal Home Loan Bank of Dallas which was the precursor to the Office of Thrift Supervision.

Mr. Cavin has over 20 years of community and commercial banking experience, much of which he acquired as an executive officer or director of various Arkansas-based financial institutions. His understanding of the community banking needs of Arkansas makes him an invaluable asset as a director of the Company. His long and successful career as a bank executive and his intimate knowledge of community banking in Arkansas led the Board to conclude that Mr. Cavin is qualified to serve as a director of the Company.

William Changose. Mr. Changose currently serves as the Chief Operating Officer of both Westrock Capital Partners, LLC and Westrock Group, LLC and serves as President of Westrock Coffee Roasting, LLC. In addition, he serves as Chief Operating Officer of BSF Holdings, the Company’s largest shareholder. Mr. Changose originally joined Westrock Capital Partners in 2009, BSF Holdings in 2011 and Westrock Group and Westrock Coffee in 2014. Prior to his corporate experience, Mr. Changose served as an officer and pilot in the United States Air Force for 23 years, retiring with the rank of Colonel. Mr. Changose holds a B.S. in economics from the United States Air Force Academy, an M.B.A. from Golden Gate University and a J.D. from the University of Arkansas at Little Rock Bowen School of Law.

Mr. Changose brings to the Board valuable leadership experience gained through his distinguished military career in the United States Air Force and through his senior management experience since retiring from the military. In addition, Mr. Changose, through his affiliation with BSF Holdings, has great familiarity with the operations and management of the Company and the Bank and has a personal interest in the Company that aligns his interests with those of the Company’s shareholder base. For these reasons, the Board concluded that Mr. Changose is qualified to serve as a director of the Company.

K. Aaron Clark. Mr. Clark currently serves as a Managing Director of The Stephens Group, LLC, a private, family-owned investment firm, which he joined in 2006. In addition to helping analyze, coordinate and execute The Stephens Group’s investment transactions, Mr. Clark devotes a considerable amount of his time to supporting the firm’s partner companies’ efforts to grow the long-term value of their businesses. Prior to joining The Stephens Group, Mr. Clark was a corporate financial analyst at Stephens, Inc., where he gained experience in detailed financial analysis, modeling and diligence.

Mr. Clark provides a unique perspective to the Board. In addition to his investment banking experience, he brings to the Board a keen understanding and knowledge of partnering with management teams of a wide-range of companies across various industries to assist them in growing the long-term value of their businesses and accomplishing their strategic goals. His professional experience and strong community ties led the Board to conclude that Mr. Clark is qualified to serve as a director of the Company.

Frank Conner. Mr. Conner served as Vice President, Finance and Accounting and Chief Financial Officer of FedEx Freight East (formerly American Freightways, Inc.) from February 2001 through June 2010. Mr. Conner previously served as a director of American Freightways from 1989 to February 2001 and held various positions with American Freightways, including serving as Executive Vice President-Finance and Accounting and Chief Financial Officer from November 1995 to February 2001. Mr. Conner previously served thirteen years with McKesson Service Merchandise in various positions including General Manager and Chief Financial Officer. Mr. Conner served seven years in public accounting with Peat, Marwick & Mitchell prior to joining McKesson. Mr. Conner also served on the board of directors of P.A.M. Transportation Services, Inc. (NASDAQ: PTSI), based in Tontitown, Arkansas.

Mr. Conner brings to the Board of Directors extensive management and business experience including over 26 years of service in senior financial management positions for both private and publicly-traded companies. He has served on the Board of Directors of the Company and the Bank (and its predecessor) since 2003. He is the Chairman of the Company’s audit committee, qualifies as an audit committee financial expert (as defined by the rules of the SEC) and is a member of the Company’s compensation committee. He has extensive experience in performing audits of banking and non-banking publicly-traded companies and has served on the audit and compensation committees of American Freightways Corp. and P.A.M. Transportation Services, Inc. Additionally, Mr. Conner’s extensive ties to the community, strength of character, mature judgment, familiarity with our business and industry, independence of thought and ability to work collegially with others led the Board to conclude that Mr. Conner is qualified to serve as a director of the Company.

Scott T. Ford. Mr. Ford is a member and chief executive officer of Westrock Group, LLC, a private, family-owned commodities trading firm he founded in 2013. Westrock Group operates Westrock Coffee Company, LLC, a coffee exporter, trader, importer and roaster, and Westrock Asset Management, LLC, a global asset management firm. He founded Westrock Coffee Company in 2009 and Westrock Asset Management in 2014. He previously served as President and Chief Executive Officer of Alltel Corporation (a provider of wireless voice and data communications services) from 2002 to 2009, and prior to that, he served as its President and Chief Operating Officer from 1998 to 2002. During Mr. Ford’s tenure with Alltel Corporation, he led the company through several major business transformations, culminating with the sale of the company to Verizon Wireless in 2009. Mr. Ford currently serves on the board of directors of AT&T, Inc. (NYSE: T).

Mr. Ford’s corporate management experience makes him an invaluable member of the Company’s Board. His proven track record as CEO of a Fortune 200 company, in addition to his expansive experience as a director of public and private companies and charitable organizations, provides him the ability to understand and address the challenges and issues facing the Company. In addition, Mr. Ford, through his affiliation with BSF Holdings, has a substantial personal interest in the Company that aligns his interests with those of the Company’s shareholder base. The Board believes that Mr. Ford’s extensive management experience, proven leadership capabilities and his personal stake in the success of the Company qualify him to serve on the Board.

G. Brock Gearhart. Mr. Gearhart is President of Greenwood Gearhart Inc., a registered investment advisor located in Fayetteville, Arkansas. Prior to assuming his current role in September 2008, he was a Vice President with Merrill Lynch’s Private Banking and Investment Group in New York City. He is a graduate of the University of Arkansas where he earned a B.S.B.A in Financial Management and Investments and was named Outstanding Student in Finance. He holds the Chartered Financial Analyst (CFA®) designation.

Mr. Gearhart’s financial expertise and ties to the community led the Board to conclude that he is qualified to serve as a director of the Company.

John J. Ghirardelli. Mr. Ghirardelli currently serves as chairman of, and as a member of the audit committee, executive committee and nomination and compensation committee of the board of directors of Paul Mueller Co., a Springfield, Missouri-based stainless steel equipment manufacturer. Beginning in 2015, Mr. Ghirardelli became managing partner of Burrito Concepts, LLC, a Qdoba franchise. From 2013 to 2015 he served as a director and member of the audit committee of Metropolitan National Bank. Since February 2012, Mr. Ghirardelli has also served as Trustee and Chief Executive Officer of Missouri Insulation. In addition, Mr. Ghirardelli serves as CEO of Keystone Digital, an audio-visual technology firm he founded in 2007. Mr. Ghirardelli previously served as President and CEO of The Killian Group, a construction firm, from 2007 to 2012; and has been the Chairman of Tech Spa Inc., a systems integration software firm, since 2009. Since 1995, Mr. Ghirardelli has served as Secretary/Treasurer of ICP Inc., a mini storage rental and tobacco resale company.

Mr. Ghirardelli’s significant experience as a director and/or executive officer for various business enterprises, including his service as a director and member of the audit committee of Metropolitan National Bank and his experience in mergers and acquisitions, as well as his ties to the community led the Board to conclude that he is qualified to serve as a director of the Company.

O. Fitzgerald Hill. Dr. Hill serves as Executive Director of the Foundation at Arkansas Baptist College, a position he has held since 2016. From 2006 to 2016, Dr. Hill served as President of Arkansas Baptist College in Little Rock, Arkansas. During his tenure as President, Arkansas Baptist College grew from fewer than 200 to more than 1,100 students and raised more than $23 million to update the institution’s facilities. From 2010 to 2011, Dr. Hill served on the advisory board of Summit Bank. From 2005 to 2006, Dr. Hill led the Ouachita Baptist Opportunity Fund in Arkadelphia, Arkansas, as its Executive Director. From 2001 to 2005, he served as head football coach of the San Jose State Spartans. Dr. Hill earned a Doctorate of Education degree from the University of Arkansas and has received numerous awards recognizing his leadership on educational and community-development issues at the local, state and national levels. He is also the recipient of the Bronze Star for his service in the United States Armed Forces during Operation Desert Shield and Desert Storm.

Dr. Hill brings a wealth of leadership experience and skills to the Board. This depth of experience, proven success as a leader, and his strong community ties led the Board to conclude that Dr. Hill is qualified to serve as a director of the Company.

Daniel C. Horton. From 2005 through the closing of the Company’s merger with First National Security Company (“FNSC”), Mr. Horton served as Chief Executive Officer and a director of FNSC. Additionally, from 2005 to December 31, 2012, he served as Chief Executive Officer of First National Bank, a subsidiary bank of FNSC. From 2000 until 2005, when First Community Banking Corporation (“FCBC”) was acquired by FNSC, Mr. Horton served as the President and Chief Executive Officer of FCBC and its subsidiary banks. From 1983 until 2000, he was the principal of Horton & Associates, Inc., where he acted as a consultant to community banks on various matters. Mr. Horton’s banking career began in 1973 with First Arkansas Bancstock Corporation (“FABC”), where he served for ten years in various capacities, including as executive vice president, chief financial officer and as a member of FABC’s board of directors.

Mr. Horton has over 30 years of community and commercial banking experience, much of which he acquired as an executive officer, director or consultant of various Arkansas-based financial institutions. The Board of Directors believes that Mr. Horton’s community banking experience combined with his intimate knowledge of the markets in which the Bank operates makes him an integral part of the Company’s Board of Directors. For these reasons, the Board has concluded that Mr. Horton is qualified to serve as a director of the Company.

J. Matthew Machen. Mr. Machen is President and Chief Executive Officer of the Company and the Bank. Mr. Machen was appointed as a director of the Company in connection with his promotion on January 18, 2017. Mr. Machen originally joined the Bank in 2011 as a Senior Vice President. Thereafter, he served as Regional President of the Bank from May 2012 to June 2014, as Executive Vice President and Chief Financial Officer of the Company from June 2014 to April 2016 and as President of the Bank beginning in May 2016. Before joining the Company and the Bank, Mr. Machen served as Vice President and Commercial Lender for First Security Bank from 2003 to 2011. Mr. Machen holds a Finance degree from the University of Arkansas and is a board member of the Dean's Alumni Advisory Council at the University of Arkansas's Walton College of Business.

The Board determined that Mr. Machen should serve as a director due to his experience in community banking. Additionally, the Board believes that as President and Chief Executive Officer of the Company, Mr. Machen can provide the Board with in-depth knowledge and real time information concerning the day-to-day operation of the Company and the Bank.

Richard N. Massey. Mr. Massey is Chairman of the Board of Directors of the Company and previously served as its interim President and Chief Executive Officer. He has been a member of Westrock Capital Partners, LLC, a private investment partnership (“Westrock”), since January 2009, and is the managing member of BSF Holdings, the Company’s largest shareholder. From 2006 to 2009, Mr. Massey was Executive Vice President, Chief Strategy Officer and General Counsel of Alltel Corporation, then the fifth largest provider of wireless services in the United States. Prior to joining Alltel, Mr. Massey acted as Managing Director of Stephens Inc., a private investment bank, for 6 years.

Mr. Massey is a licensed attorney in the state of Arkansas and has over 30 years of experience as a corporate and securities attorney. Since 2006, Mr. Massey has been a director of Fidelity National Financial, Inc. (“FNF”), a title insurance, mortgage services, specialty insurance and information services company. From 2006 to 2017 he was a director of Fidelity National Information Systems, Inc. (“FIS”), a global provider of technology and services to the financial services industry. He served as a member of the compensation committee of FNF, and served as chairman of the compensation committee and a member of both the executive and the corporate governance and nominating committees of FIS. Since 2014, he has also been a director of Black Knight Inc. (“BKI”) and serves on its audit committee and compensation committee. He is also a director of FGL Holdings and serves on its nominating and corporate governance and compensation committee.

Mr. Massey has an extensive understanding of corporate law, finance and investment banking that he gained through years of experience as a financial and legal advisor to public and private companies. In addition, Mr. Massey, through his affiliation with BSF Holdings, has a substantial personal interest in the Company that aligns his interests with those of the Company’s shareholder base. His professional experience combined with his personal stake in the success of the Company led the Board to determine that Mr. Massey is qualified to serve as a director of the Company and as Chairman of the Board.

Ian R. Vaughan. Since 2008, Mr. Vaughan has served as the Ranch Operations Manager for John H. Hendrix Corp., managing a 5,000-acre ranch in northern Texas engaged in cattle and hay production. Mr. Vaughan is also a licensed real estate professional affiliated with David Norman Realty Advisors, focusing on the marketing, purchase and sale of farming, ranching and recreational properties in northern Texas and southern Oklahoma.

Through his prior service as a director of First National Bank, a subsidiary bank of FNSC, Mr. Vaughan gained substantial experience in the leadership and management of a community bank, as well as a deep understanding of that bank’s operations and the markets in which it operates. The Company’s Board of Directors believes that Mr. Vaughan provides a unique perspective to the Board through his past affiliation with First National Bank, his real estate expertise and his experience as the manager of a major agricultural operation, all of which led the Board to conclude that Mr. Vaughan is qualified to serve as a director of the Company.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Set forth below is biographical information with respect to each current executive officer of the Company and the Bank. In addition to the executive officers listed below, Mr. Machen, who also serves as a director of the Company, is an executive officer of the Company and the Bank. Biographical information regarding Mr. Machen is available above. All executive officers of the Company and the Bank are elected annually by the Board and serve at the discretion of the Board. There are no arrangements or understandings between any person on the one hand and the Company or the Bank on the other hand pursuant to which such person has been selected as an executive officer of either the Company or the Bank.

Sherri R. Billings, age 60. Ms. Billings is Senior Executive Vice President and Chief Financial Officer of the Company and the Bank. From 2014 until 2016, she served as Executive Vice President and Chief Accounting Officer of the Company and the Bank. From 2002 until 2014, she served as Executive President and Chief Financial Officer of the Company and First Federal Bank. From 1993 to 2002 she served as a Senior Vice President of First Federal Bank and from 1986 to 1993 she served as Treasurer of First Federal Bank. Ms. Billings initially was employed by the Bank in 1979. Ms. Billings is a certified public accountant licensed to practice in the state of Arkansas, a member of the American Institute of Certified Public Accountants and the Arkansas Society of Certified Public Accountants, and has attained the designation Chartered Global Management Accountant.

R. Thomas Fritsche, Jr. age 57. Since January 2017, Mr. Fritsche has served as Executive Vice President and Chief Risk Officer of the Company and the Bank. Mr. Fritsche originally joined the Company and the Bank in 2011 and has served in various credit and risk management capacities since that time. Mr. Fritsche has over twenty-five years of commercial banking experience in executive and managerial positions with banks in Arkansas. Prior to joining the Company and the Bank, Mr. Fritsche worked at Southwest Power Pool, a regional utility transmission organization, as Director of Treasury and Risk Management from 2007 to 2011. He previously served as Chief Administrative Officer and Commercial Banking Executive from 2004 to 2007, and as Senior Vice President and Commercial Real Estate Lending Manager from 2000 to 2002, at Regions Financial Corp.; as Executive Vice President and Lending Manager at Arvest Banking Company from 2002 to 2004; as Vice President and Commercial Lender at Mercantile Bank; as Vice President, Mergers & Acquisitions, at First Commercial Corp.; and as Director of Mergers & Acquisitions and Director of Asset/Liability Management for Worthen Banking Corp. Mr. Fritsche began his career in banking as a National Bank Examiner with the Office of the Comptroller of the Currency.

Shelly Loftin, age 35. Ms. Loftin serves as Executive Vice President and Chief Administrative Officer of the Company, a position she has held since January 2017. She previously served as Executive Vice President and Chief Marketing Officer from January 2015 to January 2017. Ms. Loftin joined First Federal Bank in October of 2011 as Vice President of Marketing and Retail. Prior to joining the Company and the Bank, Ms. Loftin worked in marketing at Bank of the Ozarks and Summit Bank. She has over 15 years of banking experience and holds an M.B.A. from the University of Arkansas at Little Rock. Her day to day responsibilities include marketing, advertising, branding, culture, employee relations, the customer experience, human resources, mortgage and third party investments.

Paul Lowe, age 38. Mr. Lowe serves as President of the Company’s Corporate Banking Division, a position he has held since 2016. Mr. Lowe joined First Federal Bank in 2012 as a Regional President, presiding over Little Rock and surrounding markets.  Prior to joining the Company he served as Senior Vice President and Commercial Lender for Summit Bank from 2008 to 2012, Vice President of Regions Bank’s Corporate Banking Group from 2004 to 2008, and Vice President of US Bank’s Real Estate Banking Group from 2001 to 2004.  Mr. Lowe holds a Finance degree from Ouachita Baptist University, where he serves on the Alumni Advisory Board of the Hickingbotham School of Business.  Mr. Lowe is also a graduate of the Southwestern Graduate School of Banking at Southern Methodist University.

Donna Merriweather, age 58. Ms. Merriweather, SPHR, SHRM-SCP, serves as Executive Vice President and Chief Human Resources Officer of the Company. Ms. Merriweather joined the Company in June 2014 bringing over 30 years of human resources management experience, 15 years in the financial services industry and 18 years in manufacturing. She received her Senior Professional in Human Resources certification in 2001 and her SHRM-SCP (Senior Certified Professional) credentials in 2016. Ms. Merriweather currently serves as State-Director Elect for the Arkansas Society for Human Resource Management State Council, an affiliate of the national Society for Human Resource Management association. Her responsibilities include compensation and benefit administration, policy and regulatory administration, recruitment and retention, employee relations, and performance management.

Yurik Paroubek, age 33. Mr. Paroubek serves as Executive Vice President and Chief Technology Officer of the Company and the Bank. Mr. Paroubek joined First Federal Bank in October of 2011 as a financial analyst. In June 2012, Mr. Paroubek was promoted to Operations Manager of the Bank, a position he held until June 2013 when he was promoted to Director of Operations. Mr. Paroubek was promoted to Chief Technology Officer in 2016. Prior to joining the Bank, Mr. Paroubek worked as a financial analyst at Summit Bank. His day to day responsibilities include overseeing deposit, information security, and information technology operations in conjunction with a focus in project management.

Jeri Pritchett, age 50. Ms. Pritchett serves as Executive Vice President and Chief Accounting Officer of the Company and the Bank, a position she has held since January 2017. Ms. Pritchett previously served as Senior Vice President and Controller of the Company from 2006 to January 2017. Ms. Pritchett joined First Federal Bank in December 2002 as Vice President of Accounting and Financial Reporting. Prior to joining First Federal Bank, Ms. Pritchett was a senior manager with Deloitte & Touche LLP where she started her career in 1989. Ms. Pritchett is a certified public accountant licensed to practice in the state of Arkansas, a member of the American Institute of Certified Public Accountants and the Arkansas Society of Certified Public Accountants, and has attained the designation of Chartered Global Management Accountant. Ms. Pritchett received her B.A. in Economics and Business from Hendrix College.

Chad Rawls, age 43. Mr. Rawls serves as Executive Vice President and Chief Credit Officer of the Company and the Bank.  Mr. Rawls joined First Federal Bank in 2011 as a Senior Vice President of Commercial Lending, overseeing the Central Arkansas region. From April 2013 to June 2014 he served as Executive Vice President of Commercial and Industrial Lending of First Federal Bank, from June 2014 to January 2017 he served as Executive Vice President and Regional Credit Officer of the Bank. He was promoted to his current position in January 2017. Mr. Rawls began his banking career as a Commercial Loan Officer for US Bank in Little Rock, Arkansas.  While at US Bank, he also served as Conway Market President from 2010 to 2011.

CODE OF ETHICS FOR EXECUTIVE OFFICERS AND FINANCIAL PROFESSIONALS

The Board of Directors has adopted a code of ethics for the Company’s executive officers, including the Chief Executive Officer and the Chief Financial Officer, and other financial professionals. These officers are expected to adhere at all times to this code of ethics. Failure to comply with this code of ethics is a serious offense and will result in appropriate disciplinary action. We have posted this code of ethics in the Governance Documents section of our website at www.bearstatefinancial.com.

We will disclose on our website at www.bearstatefinancial.com, to the extent and in the manner permitted by Item 5.05 of Form 8-K under Section 13 of the Exchange Act, the nature of any amendment to this code of ethics (other than technical, administrative, or other non-substantive amendments), our approval of any material departure from a provision of this code of ethics, and our failure to take action within a reasonable period of time regarding any material departure from a provision of this code of ethics that has been made known to any of the executive officers noted above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company currently knows of no person, other than BSF Holdings, who owns 10% or more of the Company’s common stock.

Based solely on a review of the copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that during, and with respect to, the year ended December 31, 2017, the Company’s officers, directors and BSF Holdings, the sole beneficial owner of more than 10% of the Company’s common stock, satisfied the reporting requirements promulgated under Section 16(a) of the Exchange Act, with the exception of the following: (i) late Form 4s were filed for officers Chad Rawls and Jeri Pritchett on January 30, 2017 pertaining to one transaction each, (ii) a late Form 4 was filed for officer Paul Lowe on January 30, 2017 pertaining to two transactions; (iii) a late Form 4 was filed for officer Paul Lowe on March 2, 2017 pertaining to one transaction and (iv) a late Form 4 was filed for BSF Holdings on January 23, 2018 pertaining to one transaction from the prior year.

Composition and Independence of Audit Committee

The audit committee consists of Frank Conner (Chairman), Brock Gearhart and John Ghirardelli. The Board has determined that each member of the audit committee qualifies as an “independent” director under the Sarbanes-Oxley Act, related SEC rules and NASDAQ listing standards related to audit committees, and that each satisfies all other applicable standards for service on the audit committee. In addition, the Board has determined that Mr. Conner, the Chairman of the audit committee, meets the requirements adopted by the SEC for qualification as an audit committee financial expert. The identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than those that are imposed on such person as a member of the audit committee and the Board in the absence of such identification. Moreover, the identification of a person as an audit committee financial expert for purposes of the regulations of the SEC does not affect the duties, obligations or liability of any other member of the audit committee or the Board. Finally, a person who is determined to be an audit committee financial expert will not be deemed an “expert” for purposes of Section 11 of the Securities Act of 1933, as amended.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes our fiscal year 2017 executive compensation program. It provides information about the objectives and key elements of the program and explains the reasons behind the Board’s and the compensation committee’s executive compensation decisions.

The Company’s named executive officers for 2017 are:

●	Matt Machen, President and Chief Executive Officer
●	Sherri Billings, Senior Executive Vice President and Chief Financial Officer
●	Paul Lowe, Corporate Banking President
●	Shelly Loftin, Executive Vice President and Chief Administrative Officer
●	Chad Rawls, Executive Vice President and Chief Credit Officer
●	Mark McFatridge, former President and Chief Executive Officer[1]

(1)	Mr. McFatridge resigned from the Company and the Bank effective January 14, 2017.

Overview of Compensation Philosophy and Program

Our compensation philosophy is to provide compensation to our executive officers that is competitive in the marketplace and provides elements of both reward and retention in order to attract and retain qualified and experienced officers. Further, through our compensation program, the Company desires to motivate and reward executives by paying for performance in a manner that takes into account the Company’s performance goals and desires to provide compensation that strikes a proper balance between short-term and long-term compensation, and between cash and equity compensation.

The compensation of our executive officers, including the various components of such compensation, is determined by our Board based on recommendations from the compensation committee. The compensation committee consists solely of non-employee directors who meet all applicable requirements to be independent of management. The compensation committee operates under a written charter (accessible on the investor relations page of the Company’s website at www.bearstatefinancial.com).

Changes in Management

On January 14, 2017, Mr. McFatridge, former President and Chief Executive Officer of the Company, notified the Company of his resignation as an officer and director of the Company effective immediately. In connection with Mr. McFatridge’s resignation, the Company and Mr. McFatridge entered into a separation agreement. The separation agreement provided for the equivalent of two years base salary payable in equal installments beginning on the Bank’s first payroll date following his resignation and ending on or before March 15, 2018. In connection with his resignation and entry into the separation agreement, Mr. McFatridge forfeited all unearned equity and non-equity incentive awards issued in connection with the Company’s 2016 incentive plans.

Effective January 18, 2017, Matt Machen was promoted to President and Chief Executive Officer of the Company and was appointed as a director of the Company. In connection with Mr. Machen’s promotion, senior management of the Company and the Bank was reorganized as follows:

Name	Former Position	Current Position
Sherri Billings†	Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer	Senior Executive Vice President and Chief Financial Officer
Tom Fritsche	Senior Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Risk Officer
Shelly Loftin†	Executive Vice President and Chief Marketing Officer	Executive Vice President and Chief Administrative Officer
Yurik Paroubek	Executive Vice President and Chief Technology Officer	No Change
Donna Merriweather	Executive Vice President and Director of Human Resources	Executive Vice President and Chief Human Resources Officer
Jeri Pritchett	Senior Vice President and Controller	Executive Vice President and Chief Accounting Officer
Chad Rawls†	Executive Vice President of Commercial Lending (Bear State Bank)	Executive Vice President and Chief Credit Officer
Paul Lowe†	Corporate Banking President (Bear State Bank)	No Change

† 2017 named executive officer

The Summary Compensation Table and related tables below refer to the current principal positions held by Mses. Billings and Loftin and Messrs. Machen, Lowe and Rawls. Although Mr. McFatridge no longer serves as an executive officer of the Company, he appears in the Summary Compensation Table and related tables below.

2016 Say-on-Pay Vote

At our 2016 annual meeting of shareholders, we provided shareholders the opportunity to approve in an advisory, non-binding vote the compensation of the Company’s named executive officers. Over 99% of the votes cast on the proposal were in favor of our executive compensation. The Board believes this strongly affirms shareholders’ support of the Company’s approach to executive compensation and, in light of such strong support, decided to maintain the core design of our compensation program. The Board appreciates and values the views of our shareholders and invites our shareholders to communicate any concerns or opinions on executive pay directly to the compensation committee or the Board.

2011 Omnibus Incentive Plan

Shareholders originally approved the Company’s 2011 Omnibus Incentive Plan (the “2011 Incentive Plan”) on April 29, 2011 and amended it on May 25, 2016 to expand the list of performance measures that may be used in awarding performance-based compensation under the plan. The objectives of the 2011 Incentive Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that align the interests of the award participants with those of the Company’s shareholders. Additionally, the 2011 Incentive Plan is intended to provide flexibility to the Company in motivating, attracting and retaining officers, directors and employees. The 2011 Incentive Plan, which is administered by the compensation committee, allows for both cash and equity incentive awards.

The Company is authorized to issue up to 2,144,743 shares of common stock under the 2011 Incentive Plan, no more than 1,072,371 of which may be in the form of “full value” awards (i.e. awards other than stock options, stock appreciation rights or other awards for which the recipient pays the exercise price). If an award under the 2011 Incentive Plan is canceled, forfeited, terminates or is settled in cash, the shares related to that award will not be treated as having been delivered under the 2011 Incentive Plan. As of March 1, 2018, 683,255 shares of the Company’s common stock had been issued under the 2011 Incentive Plan or were reserved for issuance upon exercise or settlement of outstanding awards and 1,461,488 shares of the Company’s common stock remained available for issuance by the Company under the 2011 Incentive Plan.

Role of Management in Determining Executive Compensation

Management participates in the process of determining executive compensation by assisting the compensation committee in gathering information needed for their review of compensation programs. In addition, the Chief Executive Officer makes recommendations to the compensation committee and the full Board, as requested, regarding base salary adjustments, cash and equity incentive plan awards, and other compensation components for senior executives. It is the ultimate responsibility of the Board, with advice from the compensation committee, to set compensation for the executive officers of the Company and the Bank.

Role of Compensation Consultants

Consultants Engaged by the Compensation Committee

The compensation committee has authority under its charter to retain and oversee the work of outside compensation consultants, legal counsel and other advisers in connection with discharging its responsibilities, including the authority to determine such consultants’ or advisers’ fees and other retention terms. The Company provides such funding as the compensation committee determines to be necessary or appropriate for payment of compensation to consultants and advisers retained by the Committee. During 2017, the compensation committee did not engage any outside compensation consultants, but did consider the results of a market analysis prepared by a consultant engaged by management, as described below.

Consultants Engaged by Management

In August 2016, management, at the direction of the compensation committee, engaged Blanchard Consulting Group (“Blanchard”), a compensation consultant, to provide a market analysis for the compensation packages offered to our then President and Chief Executive Officer (Mark McFatridge), Senior Executive Vice President and Chief Operating Officer (Tom Fritsche), Bank President (Matt Machen) and Senior Executive Vice President and Chief Financial Officer (Sherri Billings). The analysis included a review of the compensation of the above-referenced named executive officers to similarly-situated officers of a select group of peer companies using compensation data from fiscal year 2015 as reported in 2016. Blanchard also provided advice and information on other executive compensation matters, including executive pay components, prevailing market practices, relevant legal and regulatory requirements, and shareholder advisory trends.

Prior to preparation of the August 2016 market analysis, management and Blanchard developed a peer group. In selecting the peer group used for the August 2016 market analysis, management and Blanchard considered many factors, focusing primarily on comparably sized, publicly-traded financial institutions (based on total assets) located primarily in the Midwest and Mid-south regions of the country, as of December 31, 2015, limited to financial institutions that experienced three-year asset growth of more than 10%. Applying these criteria, management and Blanchard included the following financial institutions within the peer group for the August 2016 market analysis:

Allegiance Bancshares, Inc. Equity Bancshares, Inc. First Mid-Illinois Bancshares, Inc. Franklin Financial Network, Inc. Home Bancorp, Inc.	Horizon Bancorp Midland States Bancorp, Inc. MidWestOne Financial Group, Inc. National Commerce Corporation Stock Yards Bancorp, Inc.	QCR Holdings, Inc. Southwest Bancorp, Inc. Triumph Bancorp, Inc. Wilson Bank Holding Co. Your Community Bancshares, Inc.

The Company paid Blanchard aggregate fees of $29,400 in 2016. The Company did not engage any compensation consultants in 2017, but did consider the results of the August 2016 market analysis prepared by Blanchard in determining 2017 compensation.

Compensation Components

We believe our executive compensation program (i) is competitive among companies in similar growth and development stages which is necessary to attract and retain talented management, (ii) provides incentives that focus on the critical needs of the business on an annual and continuing basis and (iii) rewards management commensurate with the creation of shareholder and market value.

In setting 2017 executive compensation, the compensation committee reviewed each compensation element and aggregate total direct compensation (the sum of base salary, cash incentives and long-term equity incentives) for each of our named executive officers compared to similarly situated employees of companies in the peer group in the August 2016 Blanchard report (see “—Role of Compensation Consultants” above), but did not target compensation to a specific percentile of the market data. In determining actual pay levels, the compensation committee considered the peer group data as well as other factors in its collective judgment including: the executive’s experience, performance, internal pay equity, scope of responsibilities and specific skills, together with his or her ability to impact business results, or other business conditions.

The compensation committee regularly reviews the Company’s compensation program to ensure that the components of the program are consistent with the Company’s compensation philosophy and will allow the Company to achieve its long- and short-term objectives and goals. The table below identifies the principal elements of our 2017 executive compensation program. The details regarding the amounts paid for each element in 2017 is described under “—2017 Executive Compensation” below. The compensation committee believes the components of our executive compensation program balance the mix of cash and equity compensation and current and longer-term compensation in a way that furthers the compensation objectives discussed above.

	Reward Element	Form of Compensation	Performance Criteria

Fixed	Base Salary	Cash	Not applicable

	Cash incentive compensation	Cash	Company performance:
● Core earnings per share
At-Risk	Long-term equity incentive	Performance award consisting of common stock and time- based restricted stock units	Company performance:
	compensation	vesting ratably over a two year period (granted after the performance period)	● Core earnings per share
Benefits	Retirement and welfare benefits	401(k) plan with Company contributions	Not applicable

2017 Executive Compensation

Each year management and the compensation committee review the Company’s existing executive compensation program. The Company seeks to confirm that each of its compensation elements, as well as its compensation structure, is appropriate in light of the Company’s performance and strategy.

Base Salary

Base salary levels for the named executive officers and other executive officers were subjectively determined by the compensation committee and the Board, with consideration given to the following factors: (i) the executive’s then current salary, (ii) the executive’s performance and contributions during the previous fiscal year, (iii) the executive’s qualifications and responsibilities, (iv) the executive’s tenure with the Company and the position held by the executive, (v) the compensation committee’s perception and understanding of the appropriate salary levels that are necessary to remain competitive within the markets in which the Company operates, (vi) the Company’s budgetary parameters established for the full year, and (vii) the recommendation of the Chief Executive Officer, in the case of all executive officers other than himself.

	Base Salary At Year End		Percentage Increase
Named Executive Officer	2017	2016
Matt Machen	$325,000	$250,000	30%
Sherri Billings	$250,000	$225,000	11%
Paul Lowe	$275,000	$225,000	22%
Shelly Loftin	$225,000	$180,000	25%
Chad Rawls	$215,000	$157,331	37%

As described above, Mr. McFatridge’s last date of employment with the Company was January 14, 2017.

Cash Incentive Compensation

In January 2017, the Company approved annual cash incentive awards under the Company’s 2011 Incentive Plan, which we refer to as the 2017 Cash Incentive Awards, for certain members of senior management. The purpose of the 2017 Cash Incentive Awards was to subject a portion of the executive officers’ cash compensation to achievement of pre-established performance targets to ensure the continued alignment of executive compensation, Company performance and strategic goal attainment. Each of the named executive officers other than Mr. McFatridge received 2017 Cash Incentive Awards. The cash awards were based on the Company’s financial results for the period beginning on January 1, 2017 and ending on December 31, 2017 with respect to the performance metric set forth in the table below. In each case, the Company selected the performance metric because it aligns with the Company’s strategy and therefore enhance the alignment of our annual cash bonuses with the interests of the Company’s shareholders.

The table below sets forth the performance metric, weighting and targets for the 2017 Cash Incentive Awards granted to Mses. Billings and Loftin and Messrs. Machen, Lowe and Rawls, as well as actual results for the metric:

Performance Metric	Weight	Threshold	Target	Maximum	2017 Actual Results
Core earnings per share(1)	100%	$0.53	$0.55	$0.59	$0.65

(1)

See Reconciliation of Non-GAAP to GAAP Financial Measures table below for the reconciliation of the most directly comparable GAAP (accounting principles generally accepted in the United States of America) measures.

Reconciliation of Non-GAAP to GAAP Financial Measures		Year Ended December 31, 2017
(dollars in thousands except share data)

Net income	(A)	$21,311
Adj: Gain on sale of securities, net		(48)
Adj: Claim on bank owned life insurance		(1,304)
Adj: Merger, acquisition and integration expenses		1,930
Adj: Branch restructure expense		1,835
Adj: Deferred tax asset tax rate adjustment		2,355
Tax effect of adjustments		(1,455)
Total core earnings	(B)	$24,624

Diluted average weighted shares outstanding	(C)	37,918,257

Earnings per share, diluted	(A/C)	$0.56
Core earnings per share, diluted	(B/C)	$0.65

The performance metric includes a threshold performance goal that must be achieved before payout, and performance between threshold, target and maximum levels results in prorated payouts. Following the performance period, the Board determines, with respect to the performance metric, whether the Company’s performance meets or exceeds the threshold, target or maximum performance level and determines the final amount of the cash incentive award to be granted.

For the 2017 performance period, the Company’s core earnings per share was $0.65 per share, which exceeded the maximum goal of $0.59 per share.

The table below discloses the threshold, target and maximum incentive opportunity for each of the named executive officers under the 2017 Cash Incentive Awards and the actual cash incentive award paid to such officer based on the level of achievement of the Company’s performance metric during 2017. Based on the Company’s performance results in 2017 for the metric as described above, in January 2018 the Board approved cash incentive payments to each of the named executive officers as set forth in the table below.

	Cash Incentive Opportunity Based Upon:			Actual Cash
Participant	Threshold(1)	Target(2)	Maximum(3)	Incentive Paid Based on 2017 Performance
Matt Machen	$16,250	$24,375	$32,500	$32,500
Sherri Billings	$12,500	$18,750	$25,000	$25,000
Paul Lowe	$13,750	$20,625	$27,500	$27,500
Shelly Loftin	$11,250	$16,875	$22,500	$22,500
Chad Rawls	$10,750	$16,125	$21,500	$21,500

(1)	Equal to 66.7% of target award.

(2)	The target award opportunity is an amount equal to 7.5% of base salary for each of the named executive officers.

(3)	Equal to 133.3% of target award.

Long-Term Equity Incentive Compensation

The Board and the compensation committee believe that performance-based equity awards provide an appropriate incentive to encourage management, particularly senior management, to maximize long-term shareholder returns. Equity grants under the 2011 Incentive Plan have the effect of more closely aligning the interests of management with the interests of shareholders, while at the same time providing a valuable tool for attracting, rewarding and retaining key employees.

In January 2017 the Company approved grants of performance-based equity incentive awards under the 2011 Incentive Plan, which we refer to as the 2017 Equity Awards. The purpose of the 2017 Equity Awards is to subject the executive officers’ equity compensation to achievement of a pre-established performance target followed by a ratable two year vesting period for 2/3 of the award (1/3 of the award vests upon certification of the performance results) to ensure the continued alignment of executive compensation, Company performance and strategic goal attainment. Each of the named executive officers other than Mr. McFatridge received 2017 Equity Awards.

The 2017 Equity Awards were based on the Company’s financial results for the period beginning on January 1, 2017 and ending on December 31, 2017 with respect to the same performance metric used in connection with the 2017 Cash Incentive Awards. As with the 2017 Cash Incentive Awards, each performance metric includes a threshold performance goal that must be achieved before payout.

In addition, for each participant, 2017 Equity Awards include a threshold, target and maximum incentive opportunity (denominated in dollars) that may be awarded upon the achievement of the threshold, target and maximum performance level for the particular performance metric. In establishing the incentive opportunities for each participant, the compensation committee reviewed the number of equity awards granted to participants in prior years and reviewed pro forma 2017 summary compensation information to evaluate the expected compensation of each of the Company’s named executive officers for 2017, both in terms of total compensation and each individual compensation element.

Following the performance period, the Board determines whether the Company’s performance meets or exceeds the threshold, target or maximum performance for the metric and determines the final value of the 2017 Equity Awards. One-third of the award will be granted in shares of unrestricted common stock and two-thirds of the award will be granted in restricted stock units that vest ratably over a two year vesting period. The number of shares of common stock and restricted stock units to be awarded is determined using the closing price of the Company’s common stock as reported on the NASDAQ Global Market on the date that the Board certifies the Company’s performance.

For the 2017 performance period, the Company’s core earnings per share was $0.65 per share, which exceeded the maximum goal of $0.59 per share.

The table below discloses the threshold, target and maximum incentive opportunity for each of the named executive officers under the 2017 Equity Awards. Based on the Company’s performance results in 2017 for each metric as described above, in January 2018 the Board approved and granted unrestricted common stock (representing 1/3 of the award value) and restricted stock units (representing 2/3 of the award value) to each of the named executive officers as set forth in the table below.

	Dollar Value of 2017 Equity Award Opportunity Based Upon:			Actual Equity Award Based on 2017 Performance:
Participant	Threshold (1)	Target (2)	Maximum (3)	Dollar Value (4)	Number of Shares (5)
Matt Machen	$48,750	$73,125	$97,500	$97,491	9,502
Sherri Billings	$37,500	$56,250	$75,000	$74,990	7,309
Paul Lowe	$41,250	$61,875	$82,500	$82,490	8,040
Shelly Loftin	$33,750	$50,625	$67,500	$67,490	6,578
Chad Rawls	$32,250	$48,375	$64,500	$64,494	6,286

(1)	Equal to 66.7% of target award.

(2)	The target award opportunity is an amount equal to 22.5% of base salary for each of the named executive officers.

(3)	Equal to 133.3% of target award.

(4)

Based on the grant date fair value of $10.26 per share for unrestricted common stock and restricted stock units granted under the 2017 Equity Awards utilizing the provisions of ASC Topic 718. No fractional shares were awarded in connection with the settlement of the 2017 Equity Awards.

(5)

The total number of shares awarded was based on the fair market value of the Company’s shares of $10.26, which was the closing price of the Company’s common stock as reported on the NASDAQ Global Market on the date that the Board certified 2017 performance results. One-third of the award is granted in shares of unrestricted common stock and two-thirds of the award is granted in restricted stock units. The portion of the award consisting of restricted stock units will vest in two equal installments on the first and second anniversary of the grant date, assuming continuous employment by the executive officer during the period and subject to acceleration upon a change in control of the Company.

Retirement and Welfare Benefits

The Company maintains a qualified retirement 401(k) plan which is made available to substantially all employees of the Company and the Bank, including the named executive officers. The Company’s 401(k) plan includes a salary deferral feature designed to qualify under Section 401 of the Code. Employees, including each of the Company’s named executive officers, are eligible to make salary deferrals into the 401(k) plan and receive employer contributions including matching contributions.  Contributions by highly compensated employees, including the named executive officers, are limited by provisions of the Average Deferral Percentage test described in Code Section 401(k)(3) and the Average Contribution Percentage test described in Code Section 401(m)(2) as well as other applicable limits under the Code. The Company presently matches the first 2% of employee contributions.

Other Benefits and Perquisites

The named executive officers and other executive officers and personnel receive life, health, dental and long-term disability insurance coverage in amounts the Company believes to be competitive with comparable financial institutions. Benefits under these plans are made available to all employees of the Company on comparable terms as those provided to the named executive officers.

The compensation committee periodically reviews the personal benefits provided to the executive officers. These benefits and perquisites for the named executive officers are described in the “All Other Compensation” column of the Summary Compensation Table for Fiscal Year 2017 under the “Executive Compensation” section below.

2017 Compensation Mix

In setting compensation for the named executive officers, the Company seeks to find an appropriate balance between fixed and performance-based compensation and between short-term and long-term compensation. The chart below illustrates the mix of total compensation in 2017 for our Chief Executive Officer (Mr. Machen), individually, and all other named executive officers as a group (Mses. Billings and Loftin and Messrs. Lowe and Rawls).

		2017 Compensation Mix (1)
	Compensation Element	CEO	All Other NEOs
Fixed	Base Salary	70.19%	69.99%
Performance-Based/ Variable	Cash incentive compensation	7.15%	7.10%
	Long-term equity incentive	21.44%	21.30%
Benefits	Retirement, welfare benefits and perquisites	1.23%	1.61%

(1)

Percentages are calculated based on (i) the actual cash payout value received by each participant under the 2017 Cash Incentive Awards and (ii) the grant date fair value of the common stock and restricted stock units granted to each officer under the 2017 Equity Awards on January 17, 2018 as described above.

Risk Considerations in our Overall Compensation Program

The compensation committee has assessed the risks that could arise from our compensation policies for all employees, including employees who are not officers, and has concluded that such policies are not reasonably likely to have a material adverse effect on us. To the extent that our compensation programs create a potential misalignment of risk incentives, the compensation committee believes that it has adequate compensating controls to mitigate against the potential impact of any such misalignment. These compensating controls include capped incentive award opportunities, a three-year vesting cycle for equity-based compensation and oversight by the compensation committee.

CEO Pay Ratio

In 2017, the SEC adopted rules (as required by the Dodd-Frank Act) requiring disclosure of (i) the annual total compensation of our median employee (excluding our President and Chief Executive Officer (or CEO)), (ii) the annual total compensation of our CEO, and (iii) the ratio of the annual total compensation of our median employee to the annual total compensation of our CEO.  In 2017, the total compensation of our CEO was $430,464 (as reported in the Summary Compensation Table), and the total compensation of our median employee was $32,972. The total compensation of our CEO was approximately 13 times that of the median employee.

We identified the median employee using the annual base salary of all employees who were employed as of December 31, 2017, including full-time, part-time, seasonal and temporary employees (other than our CEO).  Our total number of employees as of December 31, 2017 was 406.  After identifying the median employee, we calculated the annual total compensation for the median employee using the same methodology we used for calculating our CEO’s compensation as reported in the Summary Compensation Table.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management and, based on such review and discussion, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the compensation committee

Scott Ford, Chairman
Frank Conner
Brock Gearhart
Ian Vaughan

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2017 the compensation committee consisted of Messrs. Ford, as Chairman, Conner, Gearhart and Vaughan. No member of the compensation committee is a former or current officer or employee of the Company or the Bank, and the Board has determined that each member of the compensation committee qualifies as “independent” under NASDAQ listing standards and the applicable SEC standards. No member of the compensation committee serving during 2017 was a party to a transaction, relationship or arrangement requiring disclosure under Item 404 of Regulation S-K. During 2017, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on the Company’s Board or compensation committee.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded or paid to our named executive officers for services rendered in all capacities during the last three fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(2)	All Other Compensation		Total

Matt Machen	2017	$319,231	$-	$73,125	(5)	$32,500	$-	$5,608		$430,464
President and Chief Executive	2016	$250,000	$-	$50,000	(5)	$42,188	$-	$5,350		$347,538
Officer	2015	$219,615	$-	$268,748	(6)	$6,250	$-	$4,348		$498,961

Sherri Billings	2017	$248,077	$-	$56,250	(7)	$25,000	$80,000	$6,923		$416,250
Senior Executive Vice	2016	$216,018	$-	$94,993	(7)	$37,969	$46,000	$5,541		$400,521
President and Chief Financial Officer	2015	$201,994	$-	$7,294		$7,294	$-	$4,748		$221,330

Paul Lowe	2017	$271,154	$-	$61,875	(8)	$27,500	$-	$5,608		$366,137
Corporate Banking President

Shelly Loftin	2017	$221,539	$-	$50,625	(9)	$22,500	$-	$4,877		$299,541
Executive Vice President and	2016	$180,000	$-	$22,500	(9)	$11,913	$-	$3,890		$218,303
Chief Administrative Officer

Chad Rawls	2017	$210,564	$-	$48,375	(10)	$21,500	$-	$4,442		$284,881
Executive Vice President and
Chief Credit Officer

Mark McFatridge	2017	$16,346	$-	$--		$-	$-	$703,128	(4)	$719,474
Former President and Chief	2016	$425,000	$-	$106,250	(3)	$-	$-	$30,319		$561,569
Executive Officer	2015	$109,423	$-	$425,345		$-	$-	$84,819		$619,587

(1)

Stock awards represent grants of performance-based awards and time-based RSUs. With regard to the performance-based awards, the table reflects fair value assuming target level performance at the service inception date. RSUs are valued based on the closing stock price of a share of the Company’s common stock on the grant date.

(2)

Represents the actuarial change in pension value in Ms. Billings’ account from January 1 to December 31 of the applicable year under the Pentegra defined benefit pension plan. For fiscal year 2015, Ms. Billings had a decrease in pension value of $19,000.

(3)

Assuming satisfaction of the maximum level of performance conditions, the fair value of the award at the service inception date would have been $212,500. In connection with Mr. McFatridge’s resignation in January 2017 and in accordance with the terms of his Separation Agreement, the actual payout value of the award was $0.

(4)	This amount is comprised of severance and payment for accrued vacation. The remainder of Mr. McFatridge’s severance of $140,305 will be paid in five installments in 2018.

(5)

Consists of a performance-based incentive award. Assuming satisfaction of the maximum level of performance conditions, the fair value of the award at the service inception date would have been $97,500 and $93,750 in 2017 and 2016, respectively.

(6)

Consists of a grant of 28,506 RSUs awarded on October 1, 2015 with a grant date fair value of $249,998 and a performance-based incentive award. Assuming satisfaction of the maximum level of performance conditions, the fair value of the performance-based incentive award at the service inception date, as subsequently modified to give effect to an increase in the executive’s base salary during the year, would have been $28,125.

(7)

In 2016, consists of a grant of 5,854 RSUs awarded on January 26, 2016 with a grant date fair value of $49,993 and a performance-based incentive award. In 2017, consists solely of a performance-based incentive award. Assuming satisfaction of the maximum level of performance conditions, the fair value of the performance-based incentive award at the service inception date would have been $75,000 and $84,375 in 2017 and 2016, respectively.

(8)

Consists of a performance-based incentive award. Assuming satisfaction of the maximum level of performance conditions, the fair value of the award at the service inception date would have been $82,500.

(9)

Consists of a performance-based incentive award. Assuming satisfaction of the maximum level of performance conditions, the fair value of the award at the service inception date would have been $67,500 and $45,000 in 2017 and 2016, respectively.

(10)

Consists of a performance-based incentive award. Assuming satisfaction of the maximum level of performance conditions, the fair value of the award at the service inception date would have been $64,500.

Grants of Plan-Based Awards

The following table shows information regarding grants of plan-based awards, including equity and non-equity incentive plans, made by the Company during 2017 to the named executive officers.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#)	and Option Awards ($) (3)
Matt Machen	1/26/17	$16,250	$24,375	$32,500	$48,750	$73,125	$97,500	—	$73,125
Sherri Billings	1/26/17	$12,500	$18,750	$25,000	$37,500	$56,250	$75,000	—	$56,250
Paul Lowe	1/26/17	$13,750	$20,625	$27,500	$41,250	$61,875	$82,500	—	$61,875
Shelly Loftin	1/26/17	$11,250	$16,875	$22,500	$33,750	$50,625	$67,500	—	$50,625
Chad Rawls	1/26/17	$10,750	$16,125	$21,500	$32,250	$48,375	$64,500	—	$48,375

(1)

The amounts reported in these columns represent potential performance-based cash awards that our NEOs could have earned based upon the Company’s achievement of certain quantitative performance criteria included within the 2017 Cash Incentive Awards. For further discussion regarding these quantitative metrics, see “2017 Executive Compensation – Cash Incentive Compensation.” Actual payout amounts for each of the named executive officers under the 2017 Cash Incentive Awards are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

(2)

2017 Equity Award opportunities were denominated in dollars but payable in a combination of unrestricted shares of common stock (1/3) and RSUs (2/3). The number of shares of common stock and restricted stock units to be awarded is determined using the closing price of the Company’s common stock as reported on the NASDAQ Global Market on the date that the Board certifies the Company’s performance.

(3)	Stock awards represent grants of performance-based awards RSUs. The table reflects fair value assuming target level performance at the service inception date.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth outstanding equity awards of the named executive officers as of December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Matt Machen	5,555 5,555	—	—	$6.57 $5.35	7/12/2018 10/26/2018	3,111(3) 9,502(4) 28,506(5) 732(6) 2,796(7)	$31,826 $97,205 $291,616 $7,488 $28,603	—	—
Sherri Billings	16,666	—	—	$6.57	7/12/2018	7,309(4) 285(6) 3,903(8) 2,516(7)	$74,771 $2,916 $39,928 $25,739	—	—
Paul Lowe	16,666	—	—	$6.71	3/28/2019	8,040(4) 500(9) 5,701(5) 659(6) 1,491(7)	$82,249 $5,115 $58,321 $6,742 $15,253	—	—
Shelly Loftin	5,555	—	—	$5.27	11/11/2018	889(3) 6,578(4) 10,262(5) 527(6) 790(7)	$9,094 $67,293 $104,980 $5,391 $8,082	—	—
Chad Rawls	6,111	—	—	$6.57	7/12/2018	6,286(4) 224(6) 3,903(8)	$64,306 $2,292 $39,928	—	—

(1)

In connection with the Company’s 11% stock dividend paid in December 2014, the compensation committee adjusted all outstanding stock option awards and RSUs to give effect to the stock dividend, in accordance with the provisions of the 2011 Incentive Plan. Amounts shown in the above table reflect the outstanding awards of the named executive officers after giving effect to the adjustments made by the compensation committee.

(2)	Market value of restricted stock units is based on the December 29, 2017 closing price of $10.23 for the Company’s common stock.

(3)

Granted June 16, 2014, with 60% of the award vested on June 16, 2017. Assuming continued employment, the remainder will vest 20% on June 16, 2018 and 2019, respectively (subject to accelerated vesting upon a change in control of the Company).

(4)

Represents the earned portion of the 2017 Equity Awards. Upon certification of actual 2017 performance results by the Board on January 17, 2018, one-third of the award vested and was paid in unrestricted common stock and the remaining two-thirds of the award was paid in restricted stock units that will vest ratably on January 17, 2019 and January 17, 2020, assuming continued employment (subject to accelerated vesting upon a change in control of the Company). The number of shares awarded was determined using the closing price of the Company’s common stock on January 17, 2018.

(5)	Granted on October 1, 2015, and assuming continued employment, 100% will vest on October 1, 2018 (subject to accelerated vesting upon a change in control of the Company).

(6)	Granted on January 26, 2016. One half of the award vested on January 22, 2017 and the remaining units vested on January 22, 2018.

(7)

Granted on January 18, 2017. One-third of the award vested upon grant and was paid in unrestricted common stock, one-third of the award was paid in restricted stock units that vested on January 18, 2018 and the remaining one-third of the award was paid in restricted stock units that will vest on January 18, 2019, assuming continued employment (subject to accelerated vesting upon a change in control of the Company). The number shares awarded was determined using the closing price of the Company’s common stock on January 18, 2017.

(8)

Granted on January 26, 2016. One-third of the award vested on January 26, 2017, one-third of the award vested on January 26, 2018 and assuming continued employment, the remaining one-third of the award will vest on January 26, 2019 (subject to accelerated vesting upon a change in control of the Company).

(9)	Granted on February 23, 2015. The remaining unvested portion of the award fully vested on February 23, 2018.

Option Exercises and Stock Vested in 2017 Fiscal Year

The following table sets forth information concerning stock awards that vested for the named executive officers during the fiscal year ended December 31, 2017:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Matt Machen	7,351	$70,982
Sherri R. Billings	4,050	$41,005
Paul Lowe	2,459	$24,659
Shelly Loftin	2,625	$25,622
Chad Rawls	2,730	$27,722

Pension Benefits for 2017 Fiscal Year

The Bank has a defined benefit pension plan (“Pentegra Plan”) for all full time employees of the Bank who had attained the age of 21 years and had completed one year of service with the Bank prior to July 1, 2010. On April 30, 2010, the board of directors of the Bank elected to freeze the Pentegra Plan effective July 1, 2010, eliminating all future benefit accruals for participants in the Pentegra Plan and closing the Pentegra Plan to new participants as of that date. After July 1, 2010, the Bank continues to incur costs consisting of administration and Pension Benefit Guaranty Corporation insurance expenses as well as amortization charges based on the funding level of the Pentegra Plan. The level of amortization charges is determined by the Pentegra Plan’s funding shortfall, which is determined by comparing plan liabilities to plan assets.

In general, prior to July 1, 2010, the Pentegra Plan provided for annual benefits payable upon retirement at age 65 (i) monthly, (ii) in a lump sum, or (iii) in a partial lump sum with a monthly payment. The formula for determining the normal annual retirement benefit is a benefit accrual multiple times the number of years of credited service times the career average salary. The benefit accrual multiple was amended at various times through the life of the Pentegra Plan, and was set at 0.5% at the time that the Pentegra Plan was frozen. At the time a participating employee retires an actuarial calculation is prepared by the retirement plan company (Pentegra). This calculation is based on the benefits accrued through the Pentegra Plan during the team member’s employment with the Bank as well as market interest rates to determine the value of the retirement benefit.

Under the Pentegra Plan, an employee’s benefits are fully vested after five years of service. A year of service is any year in which an employee works a minimum of 1,000 hours. Participating employees who have reached age 65 are automatically 100% vested once they have completed one year of employment as defined under the Pentegra Plan. The Pentegra Plan also provides for an early retirement option with reduced benefits. Payment may begin at age 45, in which case the allowance otherwise payable at age 65 is reduced by applying an early retirement factor based on the age and years of service when payments begin. The early retirement factor is calculated by subtracting 6% for each year between age 60 and 65, 4% for each year between age 55 and 60 and 3% for each year between age 45 and 55. The factor for age 60 is 70%. The Pentegra Plan also provides for death benefits depending on the age of the participant and the years of service. Death benefits are paid in a lump sum distribution.

Ms. Billings is the only named executive officer who is a participant in the Pentegra Plan. The table below shows the present value of accumulated benefits payable to Ms. Billings, including her number of years of credited service, under the Pentegra Plan determined (i) assuming a retirement age of 65, (ii) using the RP-2014 mortality table for white collar workers, with mortality improvement scale MP-2017 (weighted 55%) and the RP-2000 static mortality table for lump sums projected to 2017 (weighted 45%), and (iii) using an assumed interest rate of 3.60%.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit(2)	Payments During Last Fiscal Year
Sherri R. Billings	Pentegra Defined Benefit Plan(1)	28.33(3)	$741,000	$-

(1)	A multiple employer tax-qualified defined benefit plan as defined by ERISA.

(2)	Reflects value as of December 31, 2017.

(3)	Effective July 1, 2010, the Pentegra Plan was frozen and as a result existing participants receive no further service benefit credit.

Potential Payments upon a Termination or Change-in-Control

Change in Control Severance Agreements

The Company is party to change in control agreements (each a “Change in Control Agreement”) with each of Mses. Billings and Loftin and Messrs. Machen, Lowe and Rawls (each individually an “Employee”). The Change in Control Agreement provides for an initial term ending on December 31, 2018. After the end of the initial term, the Change in Control Agreement will automatically be renewed for additional one (1) year periods unless otherwise terminated by either party upon 180 days written notice prior to the expiration of the applicable term.

The Change in Control Agreement generally provides that, if the Employee’s employment is terminated by the Company for reasons other than “Cause,” disability or death or in the event the Employee terminates his or her employment for “Good Reason” within one (1) year following a Change in Control (as defined in the Change in Control Agreement), the Employee will be entitled to receive the following severance benefits: (i) payment, in cash, of an amount equal to two (2) times the Employee’s then current annualized base salary (one (1) times current annualized base salary in the case of Messrs. Lowe and Rawls); and (ii) accelerated vesting of all unvested equity awards previously granted to the Employee. Notwithstanding the foregoing, under the Change in Control Agreement, the amount of severance benefits are subject to reduction to the extent that the payments would be classified as “excess parachute payments” under Section 280G of the Code.

The Change in Control Agreement restricts the Employee from (i) disclosing, disseminating or using for his or her personal benefit or for the benefit of others, confidential or proprietary information belonging to the Company or the Bank, (ii) soliciting certain customers of the Company or the Bank for a period of twelve (12) months following the Employee’s termination of employment, and (iii) competing with the Company or the Bank for a period of twelve (12) months following the Employee’s termination of employment.

Termination for “Cause” under the Change in Control Agreement generally means termination of the Employee by the Company for: (i) an act or failure to act constituting willful misconduct or gross negligence, personal dishonesty, or breach of fiduciary duty involving personal profit; (ii) willful and material failure to perform the duties of his or her employment and the failure to correct such failure within ten (10) business days after receiving notice from the Company’s Chief Executive Officer specifying such failure in detail; (iii) willful and material violation of the Company’s or the Bank’s code of ethics or written harassment policies; (iv) reasons specified by a federal or state regulatory agency having jurisdiction over the Company or the Bank which direct that his or her employment be terminated; (v) his or her arrest, indictment, or conviction for (a) a felony or (b) a lesser criminal offense involving dishonesty, breach of trust, or moral turpitude, or willful violation of any law, rule or regulation (other than traffic violations and similar offenses); (vi) material breach of a term, condition, or covenant of the Change in Control Agreement and the failure to correct such violation within ten (10) business days after receipt of written notice from the Company’s Chief Executive Officer specifying such breach in detail; or (vii) incompetence.

Termination for “Good Reason” under the Change in Control Agreement generally means termination by the Employee for: (i) a material reduction in duties, responsibilities, or status with the Company or Bank; (ii) a material diminution in authority, duties or responsibilities or a change in position; (iii) a material reduction in base salary; (iv) a change in the primary location at which he or she is required to perform the duties of employment to a location that is more than fifty miles from the location at which his or her office is located on the date of the Change in Control; or (v) the commission of a material breach of the Change in Control Agreement by the Company or the Bank.

The following tables describe estimated amounts of compensation and benefits that could be payable to each named executive officer upon certain terminations or a change in control. All amounts assume the named executive officers terminated employment as of December 31, 2017. The actual amounts that would be paid to each named executive officer upon termination of employment or a change in control can only be determined at the time the actual triggering event occurs.

Matt Machen

The following table shows the potential payments upon a hypothetical termination or change in control of the Company effective as of December 31, 2017 for Matt Machen, our President and Chief Executive Officer using a price per share value of $10.28, which is the price per share established in the Merger Agreement.

Type of Payment	Voluntary Termination without Good Reason or Retirement	Termination without Cause or Resignation for Good Reason other than a Change in Control	Termination for Cause	Change in Control with no Termination	Termination without Cause or Resignation for Good Reason following a Change in Control	Death or Disability
Severance	-	-	-	-	$650,000	-
Accelerated Vesting of Equity Awards(1)	-	-	-	-	$409,286	-
Total	-	-	-	-	$1,059,286	-

___________________________

(1)

The value of the accelerated vesting of restricted stock units is based on per share merger consideration as defined in the Merger Agreement of $10.28. The value of the accelerated vesting of stock options is equal to the difference between the per share merger consideration as defined in the Merger Agreement of $10.28 minus the exercise price of the stock option.

Sherri Billings

The following table shows the potential payments upon a hypothetical termination or change in control of the Company effective as of December 31, 2017 for Sherri Billings, our Senior Executive Vice President and Chief Financial Officer, using a price per share value of $10.28, which is the price per share established in the Merger Agreement. In addition to the amounts below, Ms. Billings is entitled to payments under the Pentegra Plan following her departure from the Company, as described above under “Pension Benefits for 2017 Fiscal Year.”

Type of Payment	Voluntary Termination without Good Reason or Retirement	Termination without Cause or Resignation for Good Reason other than a Change in Control	Termination for Cause	Change in Control with no Termination	Termination without Cause or Resignation for Good Reason following a Change in Control	Death or Disability
Severance	-	-	-	-	$500,000	-
Accelerated Vesting of Equity Awards(1)	-	-	-	-	$130,748	-
Total	-	-	-	-	$630,748	-

____________________________

(1)

The value of the accelerated vesting of restricted stock units is based on per share merger consideration as defined in the Merger Agreement of $10.28. The value of the accelerated vesting of stock options is equal to the difference between the per share merger consideration as defined in the Merger Agreement of $10.28 minus the exercise price of the stock option.

Paul Lowe

The following table shows the potential payments upon a hypothetical termination or change in control of the Company effective as of December 31, 2017 for Paul Lowe, our Corporate Banking President, using a price per share value of $10.28, which is the price per share established in the Merger Agreement.

Type of Payment	Voluntary Termination without Good Reason or Retirement	Termination without Cause or Resignation for Good Reason other than a Change in Control	Termination for Cause	Change in Control with no Termination	Termination without Cause or Resignation for Good Reason following a Change in Control	Death or Disability
Severance	-	-	-	-	$275,000	-
Accelerated Vesting of Equity Awards(1)	-	-	-	-	$145,346	-
Total	-	-	-	-	$420,346	-

_____________________________

(1)

The value of the accelerated vesting of restricted stock units is based on per share merger consideration as defined in the Merger Agreement of $10.28. The value of the accelerated vesting of stock options is equal to the difference between the per share merger consideration as defined in the Merger Agreement of $10.28 minus the exercise price of the stock option.

Shelly Loftin

The following table shows the potential payments upon a hypothetical termination or change in control of the Company effective as of December 31, 2017 for Shelly Loftin, our Executive Vice President and Chief Administrative Officer, using a price per share value of $10.28, which is the price per share established in the Merger Agreement. Effective February 15, 2017, the Board amended Ms. Loftin’s Change in Control Agreement to increase the severance payment from one (1) times annualized base salary to two (2) times annualized base salary. The table below assumes retroactive effect of the amendment to December 31, 2017.

Type of Payment	Voluntary Termination without Good Reason or Retirement	Termination without Cause or Resignation for Good Reason other than a Change in Control	Termination for Cause	Change in Control with no Termination	Termination without Cause or Resignation for Good Reason following a Change in Control	Death or Disability
Severance	-	-	-	-	$450,000	-
Accelerated Vesting of Equity Awards(1)	-	-	-	-	$156,002	-
Total	-	-	-	-	$606,002	-

____________________________

(1)

The value of the accelerated vesting of restricted stock units is based on per share merger consideration as defined in the Merger Agreement of $10.28. The value of the accelerated vesting of stock options is equal to the difference between the per share merger consideration as defined in the Merger Agreement of $10.28 minus the exercise price of the stock option.

Chad Rawls

The following table shows the potential payments upon a hypothetical termination or change in control of the Company effective as of December 31, 2017 for Chad Rawls, our Executive Vice President and Chief Credit Officer, using a price per share value of $10.28, which is the price per share established in the Merger Agreement.

Type of Payment	Voluntary Termination without Good Reason or Retirement	Termination without Cause or Resignation for Good Reason other than a Change in Control	Termination for Cause	Change in Control with no Termination	Termination without Cause or Resignation for Good Reason following a Change in Control	Death or Disability
Severance	-	-	-	-	$215,000	-
Accelerated Vesting of Equity Awards(1)	-	-	-	-	$65,097	-
Total	-	-	-	-	$280,097	-

____________________________

(1)

The value of the accelerated vesting of restricted stock units is based on per share merger consideration as defined in the Merger Agreement of $10.28. The value of the accelerated vesting of stock options is equal to the difference between the per share merger consideration as defined in the Merger Agreement of $10.28 minus the exercise price of the stock option.

Director Compensation

In consideration for their service on the Board, all directors, other than directors that also serve as officers of the Company or the Bank, receive $540 per month for their service on the Board of Directors of the Company and $1,440 per month for their service on the board of directors of the Bank. Members of the respective board of the Company or the Bank serving on a committee of such board did not receive any additional compensation for serving on such committee.

The following table sets forth information concerning compensation paid or accrued by the Company and the Bank to each member of the board of directors during the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
W. Dabbs Cavin	$15,840	$—	$—	$—	$15,840
William J. Changose	$13,860	$—	$—	$—	$13,860
K. Aaron Clark	$15,840	$—	$—	$—	$15,840
Frank Conner	$15,840	$—	$—	$—	$15,840
Scott T. Ford	$15,840	$—	$—	$—	$15,840
G. Brock Gearhart	$15,840	$—	$—	$—	$15,840
John J. Ghirardelli	$15,840	$—	$—	$—	$15,840
O. Fitzgerald Hill	$15,840	$—	$—	$—	$15,840
Daniel C. Horton	$15,840	$—	$—	$—	$15,840
Richard N. Massey	$15,840	$—	$—	$—	$15,840
Ian R. Vaughan	$15,840	$—	$—	$—	$15,840

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
SHAREHOLDER MATTERS

The following table sets forth, as of March 1, 2018, certain information as to the common stock beneficially owned by (i) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding common stock, (ii) the directors above of the Company, (iii) the executive officers of the Company named in the Summary Compensation Table below, and (iv) all directors and executive officers of the Company as a group.

	Common Stock Beneficially Owned as of March 1, 2018
Name of Beneficial Owner	Number		%
Bear State Financial Holdings, LLC 900 South Shackleford Rd., Suite 710 Little Rock, Arkansas 72211	15,095,785		39.92%
Carol Hendrix 2610 County Rd. 856 McKinney, Texas	2,543,957	(1)	6.73%

Directors:
Richard N. Massey	15,696,829	(2)(3)	41.47	% (4)
J. Matthew Machen	33,833	(5)	*
W. Dabbs Cavin	142,550	(6)	*
William Changose	96,586		*
K. Aaron Clark	1,772		*
Frank Conner	19,244	(7)	*
Scott T. Ford	818,183	(3)	2.16	% (4)
G. Brock Gearhart	1,772		*
John J. Ghirardelli	1,018		*
O. Fitzgerald Hill	1,855		*
Daniel C. Horton	3,029		*
Ian R. Vaughan	12,497		*

Other named executive officers:
Mark McFatridge	--		*
Sherri R. Billings	78,875	(8)	*
J. Paul Lowe	27,182	(9)	*
Shelly Loftin	14,176	(10)	*
Chad Rawls	14,006	(11)	*
All directors and executive officers of the Company as a group (20 persons)	17,018,331	(2)(12)	44.84	% (13)

___________________________

*	Represents less than 1% of the outstanding common stock.

(1)

Based upon information contained in a Schedule 13D filed by Ms. Hendrix on March 6, 2017 with the SEC. Ms. Hendrix has shared voting and dispositive power with respect to 681,064 reported shares and sole voting and dispositive power with respect to 1,862,893 reported shares.

(2)

As managing member of BSF Holdings with sole voting and dispositive power over the shares of common stock owned by BSF Holdings, Mr. Massey is deemed to be the beneficial owner of all shares of common stock owned by BSF Holdings, for purposes of SEC rules.

(3)	Includes 39,381 shares issuable upon exercise of warrants within 60 days of March 1, 2018.

(4)

Based upon 37,811,704 shares of common stock of the Company issued and outstanding as of March 1, 2018 and 39,381 shares of common stock issuable upon exercise of warrants within 60 days of March 1, 2018.

(5)	Includes 11,110 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of March 1, 2018.

(6)	Includes 10,461 shares held by Mr. Cavin’s spouse.

(7)	Includes 430 shares held jointly with Mr. Conner’s child and 17,792 shares held jointly by Mr. Conner and his spouse as co-trustees for a trust for their benefit.

(8)

Includes 16,666 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of March 1, 2018, 17,522 shares held jointly with Ms. Billings’ spouse, 7,659 shares held individually by Ms. Billings’ spouse, and 30,951 shares held in Ms. Billings’ account in the Company’s 401(k) Plan.

(9)

Includes 16,666 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of March 1, 2018 and 1,418 shares held in Mr. Lowe’s account in the Bear State 401(k) Plan.

(10)

Includes 5,555 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of March 1, 2018 and 2,003 shares held in Ms. Loftin’s account in the Company’s 401(k) Plan.

(11)	Includes 6,111 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of March 1, 2018 and 3 shares held in Mr. Rawls’ account in the Company’s 401(k) Plan.

(12)

Includes 40,016 shares allocated to the accounts of executive officers as a group in the Company’s 401(k) Plan, 64,996 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of March 1, 2018, and warrants to purchase 78,762 shares of common stock exercisable within 60 days of March 1, 2018.

(13)

Based upon 37,811,704 shares of common stock of the Company issued and outstanding as of March 1, 2018, 64,996 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days March 1, 2018, and warrants to purchase 78,762 shares of common stock exercisable within 60 days of March 1, 2018.

Equity-Based Compensation Plans

The following table contains information regarding shares of our common stock that may be issued upon the exercise of stock awards under our existing equity compensation plans as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity Compensation Plans Approved by Stockholders	325,870	(1)	$6.58	1,461,488

Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	325,870		$6.58	1,461,488

(1)

As of December 31, 2017, there were 105,345 shares of our common stock issuable upon the exercise of options granted under the 2011 Incentive Plan. The weighted average exercise price of those outstanding options was $6.58. At December 31, 2017, there were 220,525 shares of our common stock issuable upon vesting of restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

After reviewing all relevant relationships and considering NASDAQ’s requirements for independence, the Board concluded that Messrs. Cavin, Changose, Clark, Conner, Ford, Gearhart, Ghirardelli, Hill, Horton and Vaughan are independent under applicable listing rules. No director or executive officer of the Company is related to any other director or executive officer of the Company by blood, marriage or adoption. In making its independence determination, the Board considered all relevant transactions, relationships, or arrangements disclosed below under the section titled “Transactions with Certain Related Persons” and the following:

●

Each of Messrs. Cavin, Changose, Clark and Ford is associated with BSF Holdings. Mr. Changose serves as Chief Operating Officer of BSF Holdings and each of Messrs. Cavin, Changose and Ford is an investor in BSF Holdings. Mr. Clark and Mr. Ford originally joined the Board pursuant to an agreement between the Company and BSF Holdings. The Board does not believe these relationships affect the independence of Messrs. Cavin, Changose, Clark or Ford.

Transactions with Certain Related Persons

The audit committee of the Board, pursuant to its written charter, is charged with reviewing and approving all related-party transactions, defined as those required to be disclosed under Item 404(a) of Regulation S-K (a “Related Party Transaction”). From time to time, the full Board, in lieu of the audit committee, will review and approve Related Party Transactions.

Except as described below concerning loans made to insiders, proposed Related Party Transactions are initially referred to an executive officer for consideration to determine whether the Related Party Transaction should be permitted. If such executive officer determines that the transaction is permissible, he or she then refers the matter to the audit committee or the full Board for final approval. The audit committee, or the full Board, as applicable, then reviews the matter and makes a determination as to whether the Related Party Transaction is commercially reasonable and in, or not inconsistent with, the best interests of the Company.

The Bank’s Lending Policy requires that all loans made by the Bank to any of the directors or executive officers of the Company or the Bank, or their immediate families or related business interests, be made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In addition, such loans may not involve more than the normal risk of collectability or present other unfavorable features. Pursuant to the Bank’s Lending Policy, loans made to any of the directors or executive officers of the Company or the Bank, or their immediate families or related business interests must be approved in the same manner as are loans for all employees, which require an initial approval by the Regional President in addition to any other committee approvals required for a loan of that type and size. All such loans outstanding have been made by the Bank in accordance with the aforementioned policy.

Other than loans made pursuant to the above-described Lending Policy, there were no transactions occurring since the beginning of fiscal year 2017, or that are currently proposed, (i) in which the Company was or is to be a participant, (ii) where the amount involved exceeds $120,000, and (iii) in which the Company’s executive officers, directors, nominees, principal shareholders and other related parties had a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to us by BKD LLP for professional services rendered in connection with the audit of the Company’s consolidated financial statements for 2017 and 2016.

	BKD, LLP
	2017	2016
Audit fees (1)	$340,000	$324,000
Audit-related fees (2)	7,110	15,547
Tax Fees	—	—
All other fees	—	—
Total	$347,110	$339,547

(1)

Audit fees consist of fees incurred in connection with the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports filed with the SEC and the audit of our internal controls over financial reporting.

(2)	Audit-related fees in 2017 and 2016 were primarily related to the review of SEC filings and consultations.

In accordance with the audit committee’s charter and pre-approval policies, each new engagement of an independent registered public accounting firm is approved in advance by the audit committee in accordance with SEC rules. The audit committee selects the Company’s independent registered public accounting firm and separately pre-approves all audit services to be provided by it to the Company. The audit committee also reviews and separately pre-approves all audit-related, tax and all other services rendered by our independent registered public accounting firm in accordance with its charter and pre-approval policies. In its review of these services and related fees and terms, the audit committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

During 2017, with respect to $7,110 of fees included above under the description “Audit-related fees,” such amount representing approximately 2.1% of the total fees, the Company relied on the de minimis exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

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

2.4

Agreement and Plan of Reorganization by and between Arvest Bank, Arvest Acquisition Sub, Inc., Bear State Financial, Inc., and Bear State Bank, dated August 22, 2017. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2017).

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

10.14†

Amended Change in Control Severance Agreement, originally effective November 18, 2015, amended effective February 15, 2017, by and among the Company, Bear State Bank and Tom Fritsche (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017).

10.15†

Amended Change in Control Severance Agreement, originally effective November 17, 2015, amended effective February 15, 2017, by and among the Company, Bear State Bank, and Matt Machen (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017).

10.16†

Amended Change in Control Severance Agreement, originally effective May 1, 2016, amended effective February 15, 2017, by and among the Company, Bear State Bank and Sherri Billings (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017).

10.17†

Change in Control Severance Agreement, effective February 15, 2017, by and among the Company, Bear State Bank and Yurik Paroubek (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017).

10.18†

Change in Control Severance Agreement, effective February 15, 2017, by and among the Company, Bear State Bank and Shelly Loftin (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017).

10.19†

Change in Control Severance Agreement, effective February 15, 2017, by and among the Company, Bear State Bank and Chad Rawls (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017).

10.20†

Change in Control Severance Agreement, effective February 15, 2017, by and among the Company, Bear State Bank and Donna Merriweather (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017).

10.21†

Change in Control Severance Agreement, effective February 15, 2017, by and among the Company, Bear State Bank and Paul Lowe(incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017) .

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
March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matt Machen	March 16, 2018
Matt Machen President, Chief Executive Officer and Director

/s/ Sherri Billings	March 16, 2018
Sherri Billings Senior Executive Vice President and Chief Financial Officer

/s/ Jeri Pritchett	March 16, 2018
Jeri Pritchett Executive Vice President and Chief Accounting Officer

/s/ Richard N Massey	March 16, 2018
Richard N. Massey Chairman

/s/ W. Dabbs Cavin	March 16, 2018
W. Dabbs Cavin Vice Chairman

/s/ William Changose	March 16, 2018
William Changose Director

/s/ K. Aaron Clark	March 16, 2018
K. Aaron Clark Director

/s/ Frank Conner	March 16, 2018
Frank Conner Director

/s/ Brock Gearhart	March 16, 2018
Brock Gearhart Director

/s/ John J. Ghirardelli	March 16, 2018
John J. Ghirardelli Director

/s/ O. Fitzgerald Hill	March 16, 2018
O. Fitzgerald Hill Director

/s/ Daniel C. Horton	March 16, 2018
Daniel C. Horton Director

/s/ Ian Vaughan	March 16, 2018
Ian Vaughan Director